Form 10-Q
period 1994-12-31
KEY TRONIC CORP
filed 1995-02-13
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 31, 1994               Commission File Number
                                                    Number 0-11559

                             KEY TRONIC CORPORATION

Washington                                              91-0849125
(State of Incorporation)                             (I.R.S. Employer
                                                    Identification No.)


                             ----------------------

                               North 4424 Sullivan
                            Spokane, Washington 99216
                                 (509) 928-8000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No    .
                                               ---     ---

     At January 17, 1995, 8,343,621 shares of Common Stock, no par value (the only class of common stock), were outstanding.





                             KEY TRONIC CORPORATION

                                      INDEX

                                                                Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Independent Accountants Review Report                  3

          Consolidated Balance Sheets - December 31, 1994
           and July 2, 1994                                      4-5

          Consolidated Statements of Income - Second Quarter
           Ended December 31, 1994 and January 1, 1994           6

          Consolidated Statements of Income - Two Quarters       7
           Ended December 31, 1994 and January 1, 1994

          Consolidated Statements of Cash Flows - Two Quarters
           Ended December 31, 1994 and January 1, 1994           8

          Notes to Consolidated Financial Statements             9-11

Item 2.   Management's Discussion and Analysis of the Financial
           Condition and Results of Operations                   12-14

PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings                                      15

Item 4.   Submission of Matters to a Vote of Security Holders    15

Item 5.   Other Events                                           15

Item 6.   Exhibits and Reports on Form 8-K                       15

SIGNATURES                                                       16





INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Shareholders
Key Tronic Corporation

We have reviewed the accompanying consolidated balance sheet of Key Tronic Corporation (the Corporation) and subsidiaries as of December 31, 1994, and the related consolidated statements of operations for the three month and six months ended December 31, 1994 and January 1, 1994, and cash flows for the six month periods ended December 31, 1994 and January 1, 1994. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Key Tronic Corporation and subsidiaries as of July 2, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 24, 1994, we expressed an unqualified opinion on those consolidated financial statements.



/s/ Deloitte & Touche LLP

January 27, 1995








                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                            December 31,       July 2,
                                                    1994          1994
                                            ------------       --------
                                             (Unaudited)       (Audited)
                                                     (in thousands)

ASSETS

Current Assets:

Cash and cash equivalents                   $      2,417       $  4,996
Trade receivables, less allowance for
 doubtful accounts of $1,225 and $1,539           27,066         25,435
Inventories (Note 2)                              24,874         21,787
Real estate held for sale                          2,339          2,339
Deferred income tax asset - current                2,663          2,940
Other                                              3,510          1,838
                                            ------------       --------

     Total current assets                         62,869         59,335


Property, plant and equipment - at cost           84,912         82,348
 Less accumulated depreciation                    51,597         47,579
                                            ------------       --------

     Total property, plant and equipment          33,315         34,769




Other Assets:

Deferred income tax asset - non-current            5,483          5,810
Goodwill                                           1,722          1,760
Other                                              1,398            254
                                            ------------       --------

     Total other assets                            8,603          7,824
                                            ------------       --------

                                            $    104,787       $101,928
                                            ============       ========

See accompanying notes to consolidated financial statements.





                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                            December 31,       July 2,
                                                    1994          1994
                                            ------------       --------
                                             (Unaudited)       (Audited)
                                                     (in thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of long-term obligations    $      2,609       $  4,721
Accounts payable                                  16,603         17,159
Employee compensation and accrued vacation         3,503          2,929
Taxes other than income tax                        1,551          1,496
Commissions payable                                  373            339
Other                                              4,666          5,076
                                            ------------       --------

     Total current liabilities                    29,305         31,720
                                            ------------       --------


Long-term obligations, less current portion
 above                                            28,826         25,696
                                            ------------       --------

Commitments and Contingencies (Note 3)

Shareholders' Equity:

Common stock, no par value, authorized
 25,000 shares; issued and outstanding
 8,339 and 8,271 shares                           36,693         36,251
Retained earnings                                  9,497          8,320
Foreign currency translation adjustment              466            (59)
                                            ------------       --------

     Total shareholders' equity                   46,656         44,512
                                            ------------       --------

                                            $    104,787       $101,928
                                            ============       ========

See accompanying notes to consolidated financial statements.




                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                               Second Quarter Ended
                                            December 31,     January 1,
                                                    1994           1994
                                            ------------     ----------
                                     (in thousands, except per share amounts)

Net sales                                   $     48,748     $   41,262
Cost of sales (including warranty
 provision of $296 and $250)                      41,188         36,708
                                            ------------     ----------
Gross profit on sales                              7,560          4,554
Operating Expenses:
Research, development and engineering              1,454          1,636
Selling                                            1,381          2,146
General and administrative (including
 provision for doubtful accounts receivable
 of $161 and $124)                                 2,597          2,681
                                            ------------     ----------

Operating income (loss)                            2,128         (1,909)

Net interest expense & other
 (includes interest income of $22 and $27)          (806)          (436)
                                            ------------     ----------

Income (loss) before federal taxes on income       1,322         (2,345)

Provision (benefit) for income taxes                 473            (42)
                                            ------------     ----------

Net income                                  $        849     $   (2,303)
                                            ============     ==========

Earnings Per Share (See exhibit 11):
Net income (loss) per weighted average
 share                                      $        .10     $    (0.28)
                                            ------------     ----------
Primary earnings per common share                   N.A.           N.A.
                                            ------------     ----------
Fully diluted earnings per common share             N.A.           N.A.
                                            ------------     ----------

Weighted average shares outstanding                8,314          8,255
                                            ------------     ----------
Primary shares outstanding                          N.A.           N.A.
                                            ------------     ----------
Fully diluted shares outstanding                    N.A.           N.A.
                                            ------------     ----------


See accompanying notes to consolidated financial statements.





                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                Two Quarters Ended
                                            December 31,     January 1,
                                                    1994           1994
                                            ------------     ----------
                                     (in thousands, except per share amounts)

Net sales                                   $     94,184     $   77,332
Cost of sales (including warranty
 provision of $489 and $384)                      80,281         68,244
                                            ------------     ----------
Gross profit on sales                             13,903          9,088
Operating Expenses:
Research, development and engineering              2,779          2,927
Selling                                            2,607          3,983
General and administrative (including
 provision for doubtful accounts receivable
 of $345 and $218)                                 5,194          5,346
                                            ------------     ----------

Operating income (loss)                            3,323         (3,168)

Net interest expense & other
 (includes interest income of $43 and $62)        (1,467)          (747)
                                            ------------     ----------

Income (loss) before federal taxes on income       1,856         (3,915)

Provision for income taxes                           679             29
                                            ------------     ----------

Earnings (loss) before cumulative effect of
 change in accounting                              1,177         (3,944)

Cumulative effect to July 4, 1993, of change
 in accounting for income taxes (Note 5)               0          8,750
                                            ------------     ----------

Net income                                  $      1,177     $    4,806
                                            ============     ==========

Earnings (Loss) Per Share (See exhibit 11):
 Before cumulative effect of change in
 accounting                                         N.A.     $     (.48)
                                            ============     ==========
Net income per weighted average share       $        .14           N.A.
                                            ============     ==========
Primary earnings per common share net of
 cumulative effect to July 4, 1993 of
 change in accounting for income taxes              N.A.     $      .55
                                            ============     ==========
Fully diluted earnings per common share
 net of cumulative effect to July 4, 1993
 of change in accounting for income taxes           N.A.     $      .55
                                            ============     ==========
Weighted average shares outstanding                8,294           N.A.
                                            ============     ==========
Primary shares outstanding                          N.A.          9,244
                                            ============     ==========
Fully diluted shares outstanding                    N.A.          9,244
                                            ============     ==========

See accompanying notes to consolidated financial statements.




                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                 Two Quarters Ended
                                            December 31,     January 1,
                                                    1994           1994
                                            ------------     ----------
                                                   (in thousands)
Cash Flows from Operating Activities:
 Net income                                 $      1,177     $    4,806
Adjustments to Reconcile Net Income to
 Cash Provided by Operating Activities:
  Depreciation and amortization                    4,287          4,100
  Gain on disposal of property and equipment         (92)            (5)
  Cumulative effect of change in accounting
   for income taxes (Note 5)                           0         (8,750)
Changes in Operating Assets and Liabilities:
  Trade receivables                               (1,631)          (349)
  Inventories                                     (3,087)         1,958
  Deferred income tax asset                          604
  Other assets                                    (1,700)           807
  Accounts payable                                  (556)         1,158
  Employee compensation and accrued vacation         574             30
  Taxes other than income tax                         55           (472)
  Commissions payable                                 34           (169)
  Other current liabilities                         (410)        (2,618)
                                            ------------     ----------
Cash provided by (used in) operating
 activities                                         (745)           496
                                            ------------     ----------

Cash Flows from Investing Activities:
  Assets acquired in acquisition (Note 1)              0        (39,719)
  Liabilities assumed in acquisition (Note 1)          0         17,719
  Proceeds from sale of property and equip.          238              5
  Purchase of property and equipment              (2,874)        (3,480)
                                            ------------     ----------
Cash used in investing activities                 (2,636)       (25,475)
                                            ------------     ----------

Cash Flows from Financing Activities:
  Refinancing fees                                (1,183)
  Issuance of common stock                           442             86
  Proceeds from long-term obligations             26,900         22,269
  Payments on long-term obligations              (25,882)          (170)
                                            ------------     ----------
Cash provided by financing activities                277         22,185
                                            ------------     ----------

Effect of exchange rate changes on cash              525           (678)
                                            ------------     ----------
Net decrease in cash and cash equivalents         (2,579)        (3,472)

Cash and cash equivalents, beginning of year       4,996          6,205
                                            ------------     ----------
Cash and cash equivalents, end of second
 quarter                                    $      2,417     $    2,733
                                            ============     ==========
Non-Cash Investing and Financing Activities:
 See note 6 to these financial statements

See accompanying notes to consolidated financial statements.




                  KEY TRONIC CORPORATION AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS

     The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results of operations for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended July 2,
1994.
- - - - ----------------------------------------------------------------------------
1.  BUSINESS COMBINATION

      On July 30, 1993, the Company acquired substantially all of the assets and liabilities of Honeywell, Inc.'s Keyboard Division (HKD). The acquisition was accounted for under the purchase accounting method of accounting and, accordingly, the purchase price was allocated to the underlying acquired assets and assumed liabilities at their estimated fair market values at July 30, 1993.

A summary of the acquisition follows:
                                                         (in thousands)
                                                         --------------
     Cash                                                $       22,000
     Note to Honeywell, Inc.                                      3,650
     Company common stock (400,000 shares)                        3,200
     Acquisition costs                                            5,000
                                                         --------------

           Total consideration                           $       33,850
                                                         ==============

           Estimated fair value of net
              assets acquired                            $       33,850
                                                         ==============

     Details of this transaction are more fully reported on Form 8-K dated July 30, 1993.

2.  INVENTORIES
                                            December 31,        July 2,
                                                    1994           1994
                                            ------------       --------
                                             (Unaudited)       (Audited)
                                                     (in thousands)

      Finished goods                        $      4,407       $  3,385
      Work-in-process                              3,406          3,048
      Raw materials and supplies                  21,319         19,145
      Reserve for obsolescence                    (4,258)        (3,791)
                                            ------------       --------
                                            $     24,874       $ 21,787
                                            ============       ========



     The increase in raw materials and work-in-process inventory is primarily to support demand based on increases in customer forecasts. The increase in finished goods inventory is to support anticipated demand in the retail channels.

3.  COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS - The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $115,000 at December 31, 1994.

LITIGATION - The Company used Mica Sanitary landfill until early 1975. Mica landfill is a State lead National Priority List site. Following the remedial investigation by Spokane County, the county began work on an Interim Remedial Action. The Company has not been named as a Potentially Liable Party under the State Toxic Control Act, or as a potentially responsible party under CERCLA as amended. The Company has made a provision, based upon information currently available to it, for its estimate of all costs to be associated with this matter. However, given the inherent uncertainty, limited information available, limited information on the number of potentially liable parties, uncertainty regarding insurance coverage, the complexity of the circumstances surrounding this matter, management's estimate is subject to and will change as facts and circumstances warrant.

     The Company has assumed certain potential liabilities pursuant to the Amended and Restated Purchase and Sale Agreement between Honeywell, Inc. and the Company dated July 30, 1993 ("AGREEMENT"). The Company has reserved for its costs related to environmental matters related to the Honeywell assets acquired arising through July 29, 1995 and for the Company's costs related to Honeywell products liability matters arising prior to July 29, 1998 as provided for in the AGREEMENT. No provision has been made for any potential liabilities related to any such matters that may arise thereafter. Given the inherent uncertainty in litigation, in environmental matters and in contract interpretation, the limited information available and the complexity of the circumstances surrounding these matters, management's estimates are subject to and will change or be established as facts and circumstances warrant.

     Management of the Company believes it is not likely the ultimate outcome of the foregoing matters will have a material adverse effect on the Company's financial position beyond the amounts for which the Company has provided.

     The Company has assumed certain obligations under the AGREEMENT related to intellectual property claims associated with Honeywell products. The Company has made provision, based upon information currently available to it, for its estimate of costs to be associated with these matters.


     These matters are in the early stages of discovery. At this time, management believes that it is not likely that the ultimate outcome of these matters will have a material adverse effect on the Company's financial position beyond the amounts for which the Company has provided, however given the limited information currently available, the complexity and inherent uncertainty of these issues, management's position will change if warranted by facts and circumstances.

     The Company currently has one-hundred suits by computer keyboard users which are in State or Federal Courts in California, Florida, Kansas, Kentucky, New Jersey, New York, Pennsylvania and Texas. These suits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to their injuries. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. The compensatory damages, if awarded, may be covered by insurance, however punitive damages, if awarded may not be covered by insurance. A total of twelve suits have been dismissed from New York, California, Kentucky, and Texas. The dismissal of one California suit was recently reversed on appeal. The Company believes it has valid defenses and will vigorously defend these claims. These claims are in the early stages of discovery. At this time, management believes that it is not likely that the ultimate outcome of these suits will have material adverse effect on the Company's financial position, however, given the limited information currently available, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, management's position will change if warranted by facts and circumstances.

4.  LONG TERM OBLIGATIONS

     On October 24, 1994 the Company entered into a secured financing agreement with the CIT Group/Business Credit, Inc. (CIT). The agreement contains a $12 million term note and a revolving loan for up to $28 million. The agreement is secured by the assets of the Company. This agreement replaces a $5.0 million secured revolving credit agreement and a $20.9 million note payable to a financial institution.

     Details of this transaction are more fully reported on Form 8-K dated October 31, 1994.

     Long-term obligations consist of:
                                            December 31,        July 2,
                                                    1994           1994
                                            ------------       --------
                                                      (in thousands)

Note payable - CIT                          $     12,000       $      0
Revolving loan - CIT                              14,733              0
Note payable - financial institution                   0         22,000
Revolving line - financial institution                 0          3,715
Note payable - Honeywell, Inc.                     3,649          3,649
Deferred compensation obligation                     676            698
Capital lease obligations                            374            321
Installment contracts                                  3             34
                                            ------------       --------
                                                  31,435         30,417
Less current portion                              (2,609)        (4,721)
                                            ------------       --------
                                            $     28,826       $ 25,696
                                            ============       ========

5.   INCOME TAXES

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," as of July 4, 1993. The standard changes the method of accounting for income taxes to the asset and liability method. The result of this accounting change, recorded cumulatively in the first quarter of 1994, was to increase net earnings for the year ended July 2, 1994, by $8,750,000 or $1.16 per primary common share. This change did not have a material effect on the income tax provision recorded in 1994.

6.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                Second Quarter Ended
                                            December 31,     January 1,
                                                    1994           1994
                                            ------------     ----------
                                                    (in thousands)

     Interest payments                      $        521     $      447
     Income tax payments                               0              0


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     The Company used cash flows of $.7 million in operating activities over the first two quarters of fiscal 1995 versus $.5 million of cash provided by operating activities during the same period of the prior year. During the first two quarters of 1995, $2.9 million was expended in capital additions.

     During the first two quarters of the prior year, $3.5 million was expended in capital additions. The Company anticipates capital expenditures of approximately $5.0 million through the remainder of the current fiscal year ending July 1, 1995. Capital expenditures are expected to be financed with the combination of internally generated funds, capital leases, and limited amounts of secured indebtedness.

     On October 24, 1994 the Company entered into a secured financing agreement with The CIT Group/Business Credit, Inc. (CIT) (see note 4 to the financial statements). The agreement contains covenants that relate to minimum net worth, minimum working capital, income statement and balance sheet ratios and restricts investments, disposition of assets, and payment of dividends. The agreement contains a $12,000,000 term note and a revolving loan for up to $28,000,000.
The agreement is secured by the assets of the corporation.

     The term note is payable in quarterly installments of principal, each in the amount of $500,000, commencing in November 1995 and maturing in November 2001. This note bears interest at one and three quarters percent (1.75%) in excess of the Chemical Bank Rate, which approximates prime (8.50% at December 31, 1994).

     The revolving loan is renewable and covers an initial period of approximately three years expiring on the first business day of November 1997. This loan bears interest at one and one half percent (1.50%) in excess of the Chemical Bank Rate, which approximates prime. Borrowings outstanding under this agreement at December 31, 1994 amounted to $14,733,000.

     This agreement replaces a $5.0 million secured revolving credit agreement and $20.9 million note payable to a financial institution.

     As a result of the acquisition of substantially all of the assets and liabilities of the Honeywell Keyboard Division (HKD) (see note 1 to the financial statements), the Company issued a $3.6 million note to Honeywell, Inc. This note is payable in four installments of principal and interest on the last business day of July and October of 1995 and January and April of 1996. This note bears interest at the prime rate.

     The Company believes that cash, cash equivalents, funds available under the line of credit, and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

NET SALES
     Net sales for the fiscal 1995 second quarter, which ended December 31, 1994, were $48.7 million compared to $41.3 million for the second quarter of the previous year. The increase in revenue is a result of additional revenue from new customers and product lines.

     Keyboard shipments increased 19.8% over the second quarter from the prior year while the average selling price declined approximately 4.3%. The increase in units shipped is due primarily to the sale of new products. Non-keyboard revenue accounted for 9.1% of total revenue in the second quarter versus 7.6% in the second quarter of the prior year.

COST OF SALES
     Cost of sales were 84.5% of revenue in the second quarter of 1995 compared to 89.0% for the second quarter of 1994. The cost of sales percentage decreased due to increased margins resulting from cost reductions, higher margins in new products, and manufacturing efficiencies gained due to the redeployment of production from the company's Cheney WA plant to other locations (details of this transaction were more fully reported on Form 10-Q dated April 2, 1994).

RESEARCH, DEVELOPMENT AND ENGINEERING
     Research, development and engineering expenses were $1.5 million in the second quarter of fiscal 1995 and $1.6 million for the same period of fiscal 1994. As a percentage of sales, R, D & E expenditures were 3.0% in the second quarter of 1995 compared to 4.0% in the second quarter of 1994. As a percent of revenue the decrease is due primarily to the increase in the revenue base.

SELLING EXPENSES
     Selling expenses were $1.4 million in the second quarter of 1995 compared to $2.1 million in the second quarter of 1994. Selling expenses as a percentage of revenue were 2.8% for the quarter compared to 5.2% in the same quarter of fiscal 1994. Selling expenses decreased, both in dollars and as a percentage of revenue, due to efficiencies gained upon combining with HKD operations and decreased commissions. Commissions decreased due to the company's decision to discontinue the use of outside sales representatives.

GENERAL AND ADMINISTRATIVE
     General and administrative expenses were $2.6 million in the second quarter of 1995 compared to $2.7 million in the second quarter of fiscal 1994. As a percent of revenue G&A expenses were 5.3% in the second quarter compared to 6.5% during the second quarter of the prior year. As a percent of revenue the decrease is primarily due to the increased revenue base.

INTEREST
     Net interest expense was $806,000 in the second quarter of 1995 compared to $436,000 for the second quarter of 1994. This increase is due to a combination of increased borrowings and higher interest rates.

INCOME TAXES
     Income taxes provision (benefit) was $473,000 and ($42,000) for the second quarters of 1995 and 1994, respectively. In the second quarter of 1995 $48,000 of this provision and $35,000 of 1994's second quarter benefit relate to taxes on earnings of foreign subsidiaries. The remaining $425,000 of the second quarter 1995 provision relates to taxes on U.S. earnings. The Company has tax loss carryforwards of approximately $27.7 million which expire in varying amounts in the years 2003 through 2009.

ESOP
     No contributions to the Employee Stock Ownership Plan (ESOP) were made during the second quarter of fiscal years 1995 and 1994.

BACKLOG
     The Company's backlog at the end of the second fiscal quarter of 1995 was $32.1 million compared to $35.5 million at the end of the 1994 fiscal year and $29.1 million at the end of the second quarter of fiscal 1994.

PART II.  OTHER INFORMATION:

Item 1.  Legal Proceedings
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Events

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
             Exhibit 11 - Computation of Earnings Per Share
             Exhibit 99 - Pro Forma Statement of Operations for the second quarters ended December 31, 1994 and January 1, 1994
                          Notes to Pro Forma Financial Statements
         (b) Reports on Form 8-K
             Form 8-K dated October 31, 1994 reporting the secured financing agreement with The CIT Group/Business Credit, Inc.









                                        SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   KEY TRONIC CORPORATION





             /s/ Thomas Cason                   2/13/95
             -----------------------          ----------
             Thomas W. Cason                      Date
             President &
             Chief Operating Officer




             /s/ Ronald F. Klawitter            2/13/95
             -----------------------          ----------
             Ronald F. Klawitter                  Date
             Principal Financial &
             Accounting Officer