Form 10-Q
period 1995-04-01
KEY TRONIC CORP
filed 1995-05-16
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended April 1, 1995                 Commission File Number
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

     At shares of Common Stock, no par value (the only class of common stock), were outstanding.





                             KEY TRONIC CORPORATION

                                      INDEX

                                                                Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Consolidated Balance Sheets - April 1, 1995
           and July 2, 1994                                      3-4

          Consolidated Statements of Income - Third Quarter
           Ended April 1, 1995 and April 2, 1994                 5

          Consolidated Statements of Income - Three Quarters     6
           Ended April 1, 1995 and April 2, 1994

          Consolidated Statements of Cash Flows - Three Quarters
           Ended April 1, 1995 and April 2, 1994                 7

          Notes to Consolidated Financial Statements             8-13

Item 2.   Management's Discussion and Analysis of the Financial
           Condition and Results of Operations                   13-16

PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings                                      17

Item 4.   Submission of Matters to a Vote of Security Holders    17

Item 5.   Other Events                                           17

Item 6.   Exhibits and Reports on Form 8-K                       17

SIGNATURES                                                       18



                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                April 1,       July 2,
                                                    1995          1994
                                               ---------      ---------
                                             (Unaudited)       (Audited)
(in thousands)

ASSETS

Current Assets:

Cash and cash equivalents                   $      2,011       $  4,996
Trade receivables, less allowance for
 doubtful accounts of $1,355 and $1,539           28,725         25,435
Inventories (Note 2)                              27,738         21,787
Real estate held for sale                          2,339          2,339
Deferred income tax asset - current                2,617          2,940
Other                                              2,290          1,838
                                               ---------      ---------

     Total current assets                         65,720         59,335


Property, plant and equipment - at cost           87,944         82,348
 Less accumulated depreciation                    53,903         47,579
                                               ---------      ---------

     Total property, plant and equipment          34,041         34,769




Other Assets:

Deferred income tax asset - non-current            5,182          5,810
Goodwill, net of accumulated amortization
 of $110 and $40                                   1,690          1,760
Other                                              1,463            254
                                               ---------      ---------

     Total other assets                            8,335          7,824
                                               ---------      ---------

                                            $    108,096       $101,928
                                               =========      =========

See accompanying notes to consolidated financial statements.







                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                                April 1,       July 2,
                                                    1995          1994
                                               ---------      ---------
(Unaudited)       (Audited)
(in thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of long-term obligations      $    4,017      $   4,721
Accounts payable                                  16,895         17,159
Employee compensation and accrued vacation         3,975          2,929
Taxes other than income tax                        2,065          1,496
Commissions payable                                   61            339
Other                                              4,416          5,076
                                               ---------      ---------

     Total current liabilities                    31,429         31,720
                                               ---------      ---------


Long-term obligations, less current portion
 above                                            27,885         25,696
                                               ---------      ---------

Commitments and Contingencies (Note 3)

Shareholders' Equity:

Common stock, no par value, authorized
 25,000 shares; issued and outstanding
 8,361 and 8,271 shares                           36,852         36,251
Retained earnings                                 10,896          8,320
Foreign currency translation adjustment            1,034            (59)
                                               ---------      ---------

     Total shareholders' equity                   48,782         44,512
                                               ---------      ---------

                                               $ 108,096      $ 101,928
                                               =========      =========

See accompanying notes to consolidated financial statements.


                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                Third Quarter Ended
                                                April 1,       April 2,
                                                    1995           1994
                                               ---------      ---------
                                 (in thousands, except per share amounts)

Net sales                                      $  53,187      $  39,423
Cost of sales (including warranty
 provision of $274 and $57)                       44,475         35,942
                                               ---------      ---------
Gross profit on sales                              8,712          3,481
Operating Expenses:
Research, development and engineering              1,787          1,440
Selling                                            1,296          1,854
General and administrative (including
 provision for doubtful accounts receivable        2,985          3,537
 of $179 and $135)
Restructuring of business line                                    1,021
                                               ---------      ---------
Operating income (loss)                            2,644         (4,371)

Interest expense                                     838            459
Other (Income) expense                               (30)           (68)
                                               ---------      ---------

Income (loss) before federal taxes on income       1,836         (4,762)

Provision (benefit) for income taxes                 437             10
                                               ---------      ---------

Net income                                     $   1,399      $  (4,772)
                                               =========      =========

Earnings Per Share (See exhibit 11):
Net income (loss) per weighted average
 share                                        $      N.A.     $    (.58)
                                               ---------      ---------
Primary earnings per common share             $      .14           N.A.
                                               ---------      ---------
Fully diluted earnings per common share       $      .14           N.A.
                                               ---------      ---------

Weighted average shares outstanding                8,349          8,266
                                               ---------      ---------
Primary shares outstanding                         9,937           N.A.
                                               ---------      ---------
Fully diluted shares outstanding                  10,271           N.A.
                                               ---------      ---------


See accompanying notes to consolidated financial statements.







                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                      Three Quarters Ended
                                                April 1,       April 2,
                                                    1995           1994
                                               ---------      ---------
                                    (in thousands, except per share amounts)

Net sales                                      $ 147,371      $ 116,755
Cost of sales (including warranty
 provision of $763 and $326)                     124,757        104,186
                                               ---------      ---------
Gross profit on sales                             22,614         12,569
Operating Expenses:
Research, development and engineering              4,566          4,367
Selling                                            3,902          5,836
General and administrative (including
 provision for doubtful accounts receivable
 of $160 and $353)                                 8,233          8,918
Restructuring of business line                                    1,021
                                               ---------      ---------
Operating income (loss)                            5,913         (7,573)

Interest expense                                   2,272          1,240
Other (Income) expense                               (50)          (137)
                                               ---------      ---------

Income (loss) before federal taxes on income       3,691         (8,676)

Provision for income taxes                         1,115             40
                                               ---------      ---------

Earnings (loss) before cumulative effect of
 change in accounting (Note 5)                     2,576         (8,716)

Cumulative effect to July 4, 1993, of change
 in accounting for income taxes (Note 5)               0          8,750
                                               ---------      ---------

Net income                                     $   2,576      $      34
                                               =========      =========

Earnings (Loss) Per Share (See exhibit 11):
 Before cumulative effect of change in
 accounting                                         N.A.      $   (1.06)
                                               =========      =========
Net income per weighted average share               N.A.           N.A.
                                               =========      =========
Net income per weighted average share net
 of cumulative effect of accounting change          N.A.      $    0.01
                                               =========      =========
Primary earnings per common share net of
 cumulative effect of accounting change        $     .27           N.A.
                                               =========      =========
Fully diluted earnings per common share net
 of cumulative effect of accounting change     $     .25           N.A.
                                               =========      =========
Weighted average shares outstanding                8,312          8,217
                                               =========      =========
Primary shares outstanding                         9,720           N.A.
                                               =========      =========
Fully diluted shares outstanding                  10,234           N.A.
                                               =========      =========

See accompanying notes to consolidated financial statements.




                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                 Three Quarters Ended
                                                April 1,       April 2,
                                                    1995           1994
                                               ---------      ---------
                                                    (in thousands)
Increase (decrease) in Cash and Cash Equivalents:
Cash Flows from Operating Activities:
 Net income                                    $   2,576      $      34
Adjustments to Reconcile Net Income to
 Cash Provided by Operating Activities:
  Depreciation and amortization                    6,582          6,303
  Provision for obsolete inventory                 1,363            817
  Provision for doubtful receivables                 160            353
  Provision for warranty                             763            326
  Gain on disposal of property and equipment         (98)           (12)
  Cumulative effect of change in accounting
   for income taxes (Note 5)                           0         (8,750)
Changes in Operating Assets and Liabilities:
  Trade receivables                               (3,450)         1,263
  Inventories                                     (7,314)          (989)
  Deferred income tax asset                          951
  Other assets                                      (623)           846
  Accounts payable                                  (264)           (32)
  Employee compensation and accrued vacation       1,046            (43)
  Other liabilities                               (1,131)        (3,737)
Cash provided (used) by operating activities         561         (3,621)
                                               ---------      ---------

Cash Flows from Investing Activities:
Cash paid for assets acquired and
 liabilities assumed, net (Note 1)                              (21,961)
Proceeds from sale of property and equip.            262             15
Purchase of property and equipment                (5,777)        (4,754)
                                               ---------      ---------
Cash used in investing activities                 (5,515)       (26,700)
                                               ---------      ---------

Cash Flows from Financing Activities:
  Refinancing fees                                (1,210)
  Issuance of common stock                           601            164
  Proceeds from long-term obligations             28,368         24,909
  Payments on long-term obligations              (26,883)          (252)
                                               ---------      ---------
Cash provided by financing activities                876         24,821
                                               ---------      ---------

Effect of exchange rate changes on cash            1,093           (475)
                                               ---------      ---------
Net decrease in cash and cash equivalents         (2,985)        (5,975)

Cash and cash equivalents, beginning of year       4,996          6,930
                                               ---------      ---------
Cash and cash equivalents, end of quarter      $   2,011      $     955
                                               =========      =========
Non-Cash Investing and Financing Activities:

See note 6 to these financial statements

See accompanying notes to consolidated financial statements.


                   KEY TRONIC CORPORATION AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS

     The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results of operations for such periods. All adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended July 2, 1994.
- ----------------------------------------------------------------------------
1.  BUSINESS COMBINATION

      On July 30, 1993, the Company acquired substantially all of the assets and liabilities of Honeywell, Inc.'s Keyboard Division (HKD). The acquisition was accounted for under the purchase accounting method of accounting and, accordingly, the purchase price was allocated to the underlying acquired assets and assumed liabilities at their estimated fair market values at July 30, 1993.

Acquisition costs are summarized as follows:     (in thousands)
     Cash                                          $  22,000
     Liabilities assumed                               5,832
     Acquisition costs                                 5,000
     Note payable, Honeywell Inc.                      3,648
     Common stock issued                               3,200
                                                   ---------
     Total                                         $  39,680
                                                   ---------


These costs were allocated based on fair value as follows:
     Trade receivables                             $   8,505
     Inventories                                      10,964
     Other current assets                                489
     Property, plant and equipment                    17,922
     Goodwill                                          1,800
                                                   ---------
     Total                                         $  39,680
                                                   ---------

The stock was recorded at a twenty percent discount to the closing market price on July 30, 1993 due to the three year trading restrictions on the stock at the acquisition date. The costs incurred as part of the acquisition included $1,125,000 for severance for terminating employees of HKD, $175,000 for transition payroll for terminating employees of HKD, $1,100,000 for relocation of employees of HKD, $700,000 for the closure of an acquired facility, $1,000,000 for the assumption of certain potential liabilities, and $900,000 for certain other direct purchase and integration costs.

     Details of this transaction are more fully reported on Form 8-K dated July 30, 1993.

2.  INVENTORIES
                                                April 1,        July 2,
                                                    1995          1994
                                               ---------      ---------
                                             (Unaudited)         (Audited)
                                                      (in thousands)

      Finished goods                          $    5,908      $   3,385
      Work-in-process                              3,967          3,048
      Raw materials                               20,903         18,935
      Reserve for obsolescence                    (3,040)        (3,581)
                                               ---------      ---------
                                             $    27,738      $  21,787
                                               =========      =========


     The increase in raw materials and work-in-process inventory is primarily to support demand based on increases in customer forecasts. The increase in finished goods inventory is to support anticipated demand in the retail channels.

3.  COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS - The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $1,433,000 at April 1, 1995.

     Litigation

     The Company used Mica Sanitary landfill until early 1975. Mica landfill is a state lead National Priority List site ("NPL") . Mica landfill was placed on the NPL in 1985. In l988 the Washington Department of Ecology and Spokane County entered into a Consent Decree requiring the County to conduct a Remedial Investigation (RI) followed by appropriate Remedial Action (RA). The RI was completed in September 1992. An interim remedial action plan was completed in late 1993 and instituted in mid 1994 to be followed by a 5 year performance monitoring program to determine if additional remedial measures are needed. The Company has not been named as a Potentially Liable Party ("PLP") under the State Toxic Control Act ("STCA") or as a Potentially Responsible Party ("PRP") under CERCLA, as amended ("CERCLA"). Prior to 1989 certain third parties were designated PRP's and PLP's . The Company made a provision prior to the beginning of fiscal year 1992 based on information then currently available to it, for its estimate of probable legal costs to be associated with this matter. The accrued balance was $900,000 at the end of the third fiscal quarter of 1995, the end of fiscal 1994 and the end of the third quarter of fiscal year 1994. The accrued balance reflects management's estimate of the probable future legal costs associated with this matter. Management does not believe there to be any reasonably probable losses beyond the existing accrual for probable losses which could be material to future financial position or results of operations. No provision has been made to cover any future costs to the Company of any remedial action or clean-up activities because those costs, if any, can not be determined at this time. Given the inherent uncertainty in environmental matters, limited information available with respect to any future remedial measures, limited information as to the number of PRP's and PLP's , the uncertainty as to whether the Company will be designated a PRP or PLP with respect to the site and the complexity of the circumstances surrounding this matter, management's estimate is subject to and will change as facts and circumstances warrant. Based upon estimated total costs of remediation and clean-up at the site publicly available and the contributions to date of designated PRP's and PLP's, management believes that insurance coverage is probable for any possible future remedial or clean-up costs to the Company.


     Pursuant to the Amended and Restated Purchase and Sale Agreement between Honeywell, Inc. and Key Tronic Corporation, dated as of July 30, 1993 (the "Agreement"), the Company assumed liability for a portion of any unknown and unasserted claims against Honeywell, Inc. ("Honeywell") relating to environmental matters and to product liability matters associated with products manufactured by Honeywell prior to its ceasing manufacture of those products on the closing date of the Agreement. Honeywell retained responsibility for
unasserted claims not assumed by the Company as follows:   Honeywell retained
responsibility for unasserted environmental and product liability claims in excess of $1,000,000 in the aggregate which 1) in the case of environmental claims are discovered and asserted within two years following the closing date or which 2) in the case of product liability claims are asserted within five years following the closing date. Management estimates that unknown and unasserted product liability claims in the amount of $1,000,000 during the 5 years following the closing of the Agreement are probable and recorded this liability as part of the acquisition costs. . The accrued balance was $735,000 at the end of the third fiscal quarter of 1995 versus $950,000 at the end of both fiscal 1994 and the third quarter of fiscal year 1994. The reduction in the accrued balance reflects charges for expenses. Management does not believe there to be any reasonably probable losses beyond the existing accrual for probable losses which could be material to future financial position or results of operations. The Company has not made a provision for Honeywell environmental claims which may be discovered and asserted after the closing date or product liability claims which may be asserted five or more years after the closing date, because management does not believe such potential liabilities are estimable at this time. No environmental claims have been asserted as of fiscal year end 1994. Given the inherent uncertainty in litigation, in environmental matters and in contract interpretation, the inherently limited information available with respect to unasserted claims and the complexity of the circumstances surrounding these matters, management's estimates are subject to and will change or be established as facts and circumstances warrant.

     The Company has assumed certain obligations under the Agreement related to intellectual property claims associated with Honeywell products. The Company has made a provision in 1994 in the amount of $455,000, based upon information currently available to it, for its estimate of costs to be associated with this matter. These matters are in the early stages of investigation. Management does not believe there to be any reasonably probable losses beyond the existing accrual for probable losses which could be material to future financial position or results of operations.

     The Company currently has one hundred eight suits by computer keyboard users which are in State or Federal Courts in California, Florida, Kentucky, Pennsylvania, New Jersey and New York. These suits allege that specific keyboard products manufactured by the company were sold with manufacturing, design and warning defects which caused or contributed to their injuries. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance, however the likelihood that punitive damages, if awarded, will be covered by insurance is remote. The Florida, one New Jersey and the Pennsylvania suits were removed from New York. A total of eight suits have been dismissed from New York, California and Texas, the dismissal of one California suit was recently reversed on appeal. The Company believes it has valid defenses and will vigorously defend these claims. These claims are in the early stages of discovery. Given the early stage of litigation, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, the range of probable losses in connection with these suits is not estimable at this time. Therefore no provision has been made to cover any future costs. Management's position will change if warranted by facts and circumstances.

     The liability for litigation related matters, including compensatory damages, remediation and legal costs, was $2.2 million, $2.4 million and $2.5 million as of April 1, 1995, July 2, 1994 and April 2, 1994, respectively.


4.  LONG TERM OBLIGATIONS

     On October 24, 1994 the Company entered into a secured financing agreement with the CIT Group/Business Credit, Inc. (CIT). The agreement contains a $12 million term note and a revolving loan for up to $28 million. The agreement is secured by the assets of the Company. This agreement replaces a $5.0 million secured revolving credit agreement and a $20.9 million note payable to a financial institution. At April 1, 1995 and July 2, 1994, the Company was in compliance with all debt covenants and restrictions.

     Details of this transaction are more fully reported on Form 8-K dated October 31, 1994.


     Long-term obligations consist of:
                                                April 1,        July 2,
                                                    1995           1994
                                               ---------      ---------
                                                      (in thousands)

Note payable - CIT                             $  11,990      $       0
Revolving loan - CIT                              15,265              0
Note payable - financial institution                   0         22,000
Revolving line - financial institution                 0          3,715
Note payable - Honeywell, Inc.                     3,649          3,649
Deferred compensation obligation                     666            698
Capital lease obligations                            332            321
Installment contracts                                  0             34
                                               ---------      ---------
                                                  31,902         30,417
Less current portion                              (4,017)        (4,721)
                                               ---------      ---------
                                               $  27,885        $25,696
                                               =========      =========


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

6.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                 Third Quarter Ended
                                                April 1,       April 2,
                                                    1995           1994
                                               ---------      ---------
                                                    (in thousands)

     Interest payments                         $     808      $     459
     Income tax payments                               0             10

7.  RESTRUCTURING CHARGES

     During the third quarter of fiscal year 1994, the Company made $1,021,000 in restructuring provisions.

     This provision represented costs to redeploy production from the Company's Cheney WA plant to other Company plants where lower costs can be attained. The provision included $592,000 to reduce certain assets to estimated realizable value, $207,000 for severance and $222,000 for other costs directly associated with this plant closure. The restructuring activities were implemented during the Company's third fiscal quarter of 1994 and were scheduled for completion in the fourth fiscal quarter of 1994 or the first fiscal quarter of 1995.

     The writedown of assets is comprised of equipment writedown and facility writedown. The equipment writedown was estimated as the difference between book value and the highest firm offer on the equipment. The building writedown was estimated as the difference between book value and average value determined from multiple independent market valuations. This writedown had no effect on cash or cash equivalents.

     The severance charge was calculated by applying the Company's standard severance policy to the employee's affected.

     The direct cost charge is primarily transportation costs associated with the relocation of equipment from the closing facility to other Company facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     The Company provided cash flows of $.6 million from operating activities over the first three quarters of fiscal 1995 versus $3.6 million of cash used in operating activities during the same period of the prior year. During the first three quarters of 1995, $5.8 million was expended in capital additions.

     During the first three quarters of the prior year, $4.8 million was expended in capital additions. The Company anticipates capital expenditures of approximately $2.3 million through the remainder of the current fiscal year ending July 1, 1995. Capital expenditures are expected to be financed with the combination of internally generated funds, capital leases, and limited amounts of secured indebtedness.

     On October 24, 1994 the Company entered into a secured financing agreement with The CIT Group/Business Credit, Inc. (CIT) (see note 4 to the financial statements). The agreement contains covenants that relate to minimum net worth, minimum working capital, income statement and balance sheet ratios and restricts investments, disposition of assets, and payment of dividends. The agreement contains a $12,000,000 term note and a revolving loan for up to $28,000,000.
The agreement is secured by the assets of the corporation. At April 1, 1995 and July 2, 1994, the Company was in compliance with all debt convenants and restrictions.

     The term note is payable in quarterly installments of principal, each in the amount of $500,000, commencing in November 1995 and maturing in November 2001. This note bears interest at one and three quarters percent (1.75%) in excess of the Chemical Bank Rate, which approximates prime (9.0% at April 1, 1995).

     The revolving loan is renewable and covers an initial period of approximately three years expiring on the first business day of November 1997. This loan bears interest at one and one half percent (1.50%) in excess of the Chemical Bank Rate, which approximates prime. Borrowings outstanding under this agreement at April 1, 1995 amounted to $15,265,000.

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

     Real estate held for investment and sale is carried at net realizable value based upon appraisals and management's intentions for sale or investment. Management is actively marketing the properties through real estate brokers and has obtained independent appraisals. The property is recorded at the lower of cost or net realizable value.

     During the first nine months of fiscal year 1995 "other current assets" increased by $.5 million. This increase is due to approximately $300,000 for insurance premium renewals and $200,000 for prepaid royalties.

     During the first nine months of fiscal year 1995 "other (non-current) assets" increased by $1.2 million. This increase is due to refinancing charges incurred. These charges will be amortized over the life of the financing agreement.

     The Company believes that cash, cash equivalents, funds available under the line of credit, and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

NET SALES
     Net sales for the fiscal 1995 third quarter, which ended April 1, 1995, were $53.2 million compared to $39.4 million for the third quarter of the previous year. The increase in revenue is a result of additional revenue from new customers and product lines. For the nine months ended April 1, 1995, sales were $147.4 million compared to $116.8 for the same period of the previous year. The increase in revenue is a result of an increased revenue base realized from the acquisition of HKD coupled with additional revenue from new customers and product lines.

     Keyboard shipments increased 26.4% over the third quarter from the prior year while the average selling price increased approximately 3.2%. The increase in units shipped is due primarily to the sale of new products. For the nine months ended April 1, 1995, unit shipments increased 27.2% over the same period of the prior year while the average selling price declined approximately 2.7%. The increase in units shipped is due primarily to the addition of operations from HKD, new customer sales, and the sale of new products. Non-keyboard revenue accounted for 12.2% of total revenue in the third quarter versus 9.1% in the third quarter of the prior year. For the nine months ended April 1, 1995, non-keyboard revenue accounted for 10.2% of total revenue versus 8.4% for the same period of the prior year.

COST OF SALES
     Cost of sales were 83.6% of revenue in the third quarter of 1995 compared to 91.2% for the third quarter of 1994. The cost of sales percentage decreased due to increased margins resulting from cost reductions, higher margins in new products, and manufacturing efficiencies gained due to the redeployment of production from the company's Cheney WA plant to other locations (details of this transaction were more fully reported on Form 10-Q dated April 2, 1994). Cost of sales were 84.7% of revenue for the nine months ended April 1, 1995, compared to 89.2% for the same period of the prior year. The cost of sales percentage decreased due to increased margins resulting from cost reductions, higher margins in new products, and manufacturing efficiencies gained due to the redeployment of production from the company's Cheney WA plant to other locations. This decrease in cost of sale percentage was also aided by a favorable change in fixed cost absorption as a result of the increased volume in units and dollars.

RESEARCH, DEVELOPMENT AND ENGINEERING
     Research, development and engineering expenses were $1.8 million in the third quarter of fiscal 1995 and $1.4 million for the same period of fiscal 1994. As a percentage of sales, R, D & E expenditures were 3.4% in the third quarter of 1995 compared to 3.7% in the third quarter of 1994. As a percent of revenue the decrease is due primarily to the increase in the revenue base. Research, development and engineering expenses were $4.6 million for the nine months ended April 1, 1995 and $4.4 million for the same period of the prior year. As a percentage of sales, R, D & E expenditures were 3.1% during this period compared to 3.7% for the same period of the prior year. As a percent of revenue the decrease is due primarily to the increase in the revenue base.

SELLING EXPENSES
     Selling expenses were $1.3 million in the third quarter of 1995 compared to $1.9 million in the third quarter of 1994. Selling expenses as a percentage of revenue were 2.4% for the quarter compared to 4.7% in the same quarter of fiscal 1994. Selling expenses decreased, both in dollars and as a percentage of revenue, due to efficiencies gained upon combining with HKD operations and decreased commissions. Commissions decreased due to the company's decision to discontinue the use of outside sales representatives. Selling expenses were $3.9 million for the nine months ended April 1, 1995 compared to $5.8 million for the same period of the prior year. Selling expenses as a percentage of revenue were 2.6% for the quarter compared to 5.0% in the same quarter of fiscal 1994. Selling expenses decreased, both in dollars and as a percentage of revenue, due to efficiencies gained upon combining with HKD operations and decreased commissions. Commissions decreased due to the company's decision to discontinue the use of outside sales representatives.

GENERAL AND ADMINISTRATIVE
     General and administrative expenses were $3.0 million in the third quarter of 1995 compared to $3.5 million in the third quarter of fiscal 1994. As a percent of revenue G&A expenses were 5.6% in the third quarter compared to 9.0% during the third quarter of the prior year. As a percent of revenue the decrease is primarily due to the increased revenue base. General and administrative expenses were $8.2 for the nine months ended April 1, 1995 compared to $8.9 million for the same period of the prior year. As a percent of revenue G&A expenses were 5.6% in the third quarter compared to 7.6% during the third quarter of the prior year. As a percent of revenue the decrease is primarily due to the increased revenue base.

INTEREST
     Interest expense was $838,000 in the third quarter of 1995 compared to $459,000 for the third quarter of 1994. For the nine months ended April 1, 1995 interest expense was $2,272,000 compared to $1,240,000 for the same period of the prior year. These increases are due to a combination of increased borrowings and higher interest rates.

INCOME TAXES
     Income taxes provision was $437,000 and $10,000 for the third quarters of 1995 and 1994, respectively. In the third quarter of 1995 $89,000 of this provision and all of 1994's third quarter benefit relate to taxes on earnings of foreign subsidiaries. The remaining $348,000 of the third quarter 1995 provision relates to taxes on U.S. earnings. For the nine months ended April 1, 1995 income taxes provision was $1,115,000 compared to $40,000 for the same period of the prior year. $165,000 of this provision and $59,000 of the prior year provision relate to taxes on earnings of foreign subsidiaries. The balance of the provision relates to taxes on U.S. earnings. The Company has tax loss carryforwards of approximately $27.7 million which expire in varying amounts in the years 2003 through 2009.

ESOP
     No contributions to the Employee Stock Ownership Plan (ESOP) were made during the first nine months of fiscal years 1995 and 1994.

BACKLOG
     The Company's backlog at the end of the third fiscal quarter of 1995 was $49.3 million compared to $35.5 million at the end of the 1994 fiscal year and $34.6 million at the end of the third quarter of fiscal 1994.




PART II.  OTHER INFORMATION:

Item 1.  Legal Proceedings
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Events

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
             Exhibit 11 - Computation of Earnings Per Share
             Exhibit 99 - Pro Forma Statement of Operations for the third quarters ended April 1, 1995 and April 2, 1994
                          Notes to Pro Forma Financial Statements
         (b) Reports on Form 8-K
               Form 8-K dated October 31, 1994 reporting the secured financing agreement with The CIT Group/Business Credit, Inc. SIGNATURES





     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                          KEY TRONIC CORPORATION






             -----------------------         -----------
             Thomas W. Cason                     Date
             President &
             Chief Operating Officer



             -----------------------         -----------
             Ronald F. Klawitter                 Date
             Principal Financial &
             Accounting Officer


SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                          KEY TRONIC CORPORATION





             /s/ Thomas W. Cason               5/15/95
             -----------------------         -----------
             Thomas W. Cason                      Date
             President &
             Chief Operating Officer




             /s/ Ronald F. Klawitter           5/15/95
             -----------------------         -----------
             Ronald F. Klawitter                  Date
             Principal Financial &
             Accounting Officer
















_______________________________
1
Please make 11 copies.
     - 9 with conformed signatures
     - 2 manually signed
Make 1 copy of manually signed for our files.
- - 1 conformed to M.A.D.
- - 15 extra conformed copies for distribution to the officers (excluding Mr. Hiller & Mr. Pearson)
FILING REQUIREMENTS:
SEC:  1 Original copy
      2 conformed copies w/exhibits
      5 conformed copies w/o exhibits

NASDAQ:  1 Original copy
         2 conformed copies w/exhibits

Please make 2 copies of generic letters. 1 for package along with original and 1 for our files. Please send return self addressed stamped envelopes.