Form 10-K/A
period 1994-07-02
KEY TRONIC CORP
filed 1995-05-19
CIK 719733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------


                                   FORM 10-K/A
                  Annual Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934
                             ----------------------

For the Fiscal Year Ended                            Commission File Number
July 2, 1994                                                        0-11559

                             KEY TRONIC CORPORATION

     Washington                                              91-0849125
(State of Incorporation)                                 (I.R.S. Employer
   ------------------                                   Identification No.)
 N. 4424 Sullivan Road
Spokane, Washington 99216
    (509) 928-8000


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements during the past 90 days.

Indicate by checkmark if delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $45,709,142 as of September 2, 1994.

The number of shares of Common Stock of the Registrant outstanding as of September 2, 1994 was 8,271,740 shares.

The Exhibit Index is located at Page 18.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1994 Annual Report to Shareholders , pages 1 and 10
- - 28, are incorporated by reference into Parts I, II, and IV; a portion of the Registrant's Proxy Statement, pages 1 - 20, pursuant to Regulation 14A, covering the Annual Meeting of Shareholders to be held October 27, 1994 is incorporated by reference into Part III.




                             KEY TRONIC CORPORATION
                                1994 FORM 10-K/A




                                TABLE OF CONTENTS


                                                                           Page
                                     PART II

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          3-7

Item 8.   Financial Statements and Supplementary Data                       8-36



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, Reports on Form
          8-K and Signatures                                               37-39






                                     PART II

ITEM 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
1994: The first quarter of 1994 saw the acquisition of substantially all of the assets and liabilities of the Honeywell Keyboard Division (HKD) (See Note 15 to the financial statements). As a result of this acquisition the Company broadened both its revenue base and its product base. The Company also took advantage of many cost saving opportunities. The acquisition had an insignificant impact on Research, Development and Engineering costs as most functions of the combined companies were similar and duplicate functions were eliminated. Similarly, most Sales and Marketing costs were duplicate and only an outside sales force was retained. Certain General and Administrative functions remained as they were necessary to support facilities in New Mexico and Mexico. Manufacturing labor was reduced in the fourth quarter as labor intensive products were relocated to the facility in Juarez Mexico.

Despite declining average selling prices (ASP), revenue for 1994 increased by 29.3% due to strong unit volume growth and the addition of HKD products. Cost reduction efforts continued into 1994 but were outpaced by the decline in ASP resulting in decreased gross profit margins. To compensate for this, decisions were made in the third quarter to restructure manufacturing operations. The Company's assembly plant in Cheney Washington was closed and production of that plant was redeployed to other Company plants where lower costs can be attained. The resulting provisions for this restructuring generated a charge of $1.0 million in the third quarter (see Note 14 to the financial statements). $144,000 of this was paid in the fourth quarter. The balance of this charge is anticipated to be paid in the first two quarters of fiscal 1995.

Unit sales increased by 75.5% over the year while ASP declined 25.6%. Gross profit percentage decreased by 12.2% in 1994 compared to 1993.

1993: Revenue for the first three quarters of 1993 increased by 7.7% due to strong unit volume growth which more than offset declining average selling prices. Increased gross profit margins resulted from the higher revenue, coupled with cost reductions from manufacturing efficiencies achieved in restructuring actions initiated in late 1992 (see Note 14 to the financial
statements), and reduced component costs.   The higher gross profit enabled the
Company to spend more in research and engineering, providing for the development of new products which will contribute to future growth.

The fourth quarter saw large Original Equipment Manufacturers accelerate price reductions, evidently in an effort to improve market share. In response, the Company's distribution customers began to reduce their inventory levels, which resulted in a decrease in unit volumes from the comparable quarter of the previous year. The Company took actions in the fourth quarter to reduce workforce and operating expenses in order to resize the operation to its revenue level.

For the year, total unit volume increased by 34% and average selling prices declined by 23.4%. Gross profit percentage increased by 4.8% in 1993 compared to 1992.

NET SALES
Net sales in 1994 were $159.4 million compared to $123.3 million and $124.0 million in 1993 and 1992. This was an increase of 29.3% in 1994 after a decrease of .5% the previous year. The average unit selling prices of the Company's keyboard products declined by 25.6% in 1994 and by 23.4% in 1993. Offsetting these price declines were increases in unit volumes of 75.5% and 34% in 1994 and 1993, respectively. HKD products accounted for 76.5% of the increase in 1994.

COST OF SALES
In 1994, cost of sales was 89.3% of sales compared to 77.1% in 1993 and 81.9% in 1992. The increase in cost of sales as a percent of revenue resulted from the need to sell older, base line products at significantly reduced prices in order to remain in the market. After the acquisition of HKD the Company operated two assembly facilities at significantly less than full capacity. The improvement was made in 1993 by reducing fixed cost structure by eliminating the internal manufacture of nonstrategic product components and their associated overhead.
In addition, new commodity product designs assisted in generating higher unit volumes and lower production costs. The cost of sales percentage in 1992 improved compared to 1991 because of cost cutting measures taken by management. The Company provides for warranty costs based on historical analysis and anticipated product returns. The amount charged to expense was $647,000, $766,000, and $685,000 in 1994, 1993, and 1992, respectively. The Company provides for obsolete and nonsalable inventories based on specific identification of inventory against current demand and recent usage. The amount charged to expense was $1,758,000, $534,000, and $2,452,000 in 1994, 1993, and
1992, respectively. The increase in 1994 was due to the discontinuance of certain products and the reduction of the related inventory to net realizable value. The reduction in 1993 was from 1992 non-recurring costs for restructuring (see note 14) and for the discontinuance of certain products and the reduction of the related inventory to net realizable value.

RESEARCH, DEVELOPMENT AND ENGINEERING
The Company's research, development and engineering (RD&E) expenses were $5.8
million, $6.7 million, and $5.3 million in 1994, 1993, and 1992.   As a
percentage of sales, these expenses were 3.7%, 5.4%, and 4.3%, respectively. In 1994 the Company focused most of its RD&E efforts on products for large Original Equipment Manufacturers, thereby reducing the quantity of projects that the Company was working on in 1993. Consequently, spending reduced both in dollars and as a percentage of revenue. In 1993 the Company's renewed emphasis on core-product development resulted in increased research and development costs in dollars and as a percentage of revenue, when compared to 1992.

SELLING EXPENSES
Selling expenses were $7.4 million, $7.6 million, and $6.2 million in 1994, 1993, and 1992. Selling expenses as a percent of sales were 4.6%, 6.2%, and 5.0%, respectively. The acquisition of HKD did not have a material impact on selling costs as they were duplicate costs and therefore eliminated. Consequently, 1994 selling expenses remained relatively unchanged in real terms from the prior year but declined as a percent of revenue. In 1993 selling expenses increased in real and percentage terms due to higher introduction costs of new products and expansion of international distribution channels.

GENERAL AND ADMINISTRATIVE
General and administrative expenses were $11.0 million, $9.8 million, and $13.2 million in 1994, 1993, and 1992. The increase in 1994 was primarily due to severance costs related to management personnel changes and costs related to administrative functions added as a result of the HKD acquisition. The reduction in 1993 came principally from the elimination of the unusual expenses incurred in 1992. Specifically, these were severance costs incurred as a result of the reduction in the Company's workforce ($589,000), an increase in the provision for legal matters ($420,000) and one-time costs associated with the retention of an entirely new executive management team ($1,404,000). The Company provides for doubtful accounts primarily based on specific identification. The amount charged to expense was $542,000, $713,000, and $466,000 in 1994, 1993, and 1992, respectively. General and administrative costs as a percentage of sales were 6.9%, 7.9%, and 10.6% in 1994, 1993, and 1992 respectively.

INTEREST INCOME/EXPENSE AND OTHER
The Company had net interest income (expense) of (1,703,000), $251,000, and $328,000 in 1994, 1993, and 1992. The Company earned $146,000, $374,000, and
$581,000, from investing in short-term securities and commercial paper.
Interest expense was $1,849,000, $123,000, and $253,000 in 1994, 1993, and 1992.

Nonoperating expenses of $30,000 incurred in 1993 included a gain of $470,000 recognized upon the sale of the Company's printed circuit board and sheet metal operations and a $500,000 charge for certain compensation related agreements with two former employees. Nonoperating expenses are included in Net Interest Income (Expense) and Other.

INCOME TAXES
The Company's income tax expense of $8,000, $522,000 and $137,000 in 1994, 1993 and 1992, respectively, was a result of income tax on foreign operations. The Company has a tax loss carryforward of approximately $27.7 million which expires in varying amounts in the years 2003 through 2009. In 1993 the Company's effective tax rate was 11.9%, differing from the statutory rate principally because of lower tax rates on foreign earnings. In 1994 the Company adopted "Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes" (See Note 7). The effect on the Company's operations was to increase net income by $8,750,000. Additionally, a deferred tax asset of $8,750,000 was recorded, which is net of a valuation allowance of $5,416,000. In recording this deferred tax asset, the Company considered both negative and positive evidence. Negative evidence includes the fact that the Company had sustained taxable losses in three of the last four years. The Company operates in a volatile industry which has seen average selling prices decline significantly due to foreign competition. Also, the Company incurred a significant amount of debt as a result of the acquisition of the keyboard division of Honeywell in 1994. This is offset by positive evidence including greatly reduced product costs as a result of moving production to Juarez, Mexico, where a lower wage base can be attained and lower operating expenses by reducing commissions for sales representatives. The Company was awarded significant new programs by new large OEM customers, which have and are expected to improve revenues and profits. As a result, backlogs have grown to $35.5 million at the end of fiscal year 1994 from $15.1 million at the previous year end. In order to fully utilize this deferred tax asset, the Company must generate approximately $25,000,000 in taxable income before the net operating loss carryovers expire. These loss carryovers expire in varying amounts in the years 2003 through 2009. Management believes that the positive evidence outweighs the negative evidence, and it is more likely than not that the Company will generate sufficient taxable income to allow the realization of the deferred tax asset within the next three or four fiscal years.

INTERNATIONAL (ASIA, EUROPE, MEXICO)
As part of the acquisition of HKD, the Company acquired an assembly facility in Juarez Mexico. This subsidiary, Key Tronic Juarez, SA de CV, is primarily used to support the Company's domestic operations. At the end of 1992, the Company decided to discontinue the activities of one of its subsidiaries, Key Tronic Taiwan Corporation. This subsidiary, which was primarily an assembly facility, began operations in January 1984 and was initially set up to serve the Asian market. In July 1985, the Company opened Key Tronic Europe, Ltd. (KTEL), a keyboard manufacturing facility in Dundalk, Ireland. KTEL serves the European market.

Foreign sales from worldwide operations, including domestic exports, were $68.2 million in 1994 compared to $53.0 and $46.8 million in 1993 and 1992. Foreign sales were 42.8% of net sales in 1994 compared to 43% and 37.7% in 1993 and 1992. Sales from KTEL represented 19.5% of consolidated sales to unaffiliated customers in 1994, down from 27.5% in 1993. (Note 10).

CAPITAL RESOURCES AND LIQUIDITY

The Company generated (used) cash flow from operating activities of $(.7) million, $3.6 million, and $4.0 million in 1994, 1993 and 1992. Capital expenditures were $5.2 million, $7.8 million, and $5.4 million in 1994, 1993 and 1992. The Company's cash position decreased by $1.9 million in 1994 compared to a decrease of $3.9 million and an increase of $.05 million in 1993 and 1992. The Company had working capital of $27.6 million and $20.0 million at July 2, 1994 and July 3, 1993. The increase in working capital was due primarily to higher trade receivables resulting from increased sales.

Trade receivables were $25.4 million at July 2, 1994, an increase of $9.1 million from 1993. Trade receivables increased primarily because of higher sales. Inventories were $21.8 million and $11.3 million at July 2, 1994 and July 3, 1993. The increase in inventory is to support the increase in sales.

The Company maintains a $5.0 million secured revolving credit agreement. At July 2, 1994 there was $.7 million available for use under this agreement. In 1993 the Company maintained a $7.5 million unsecured revolving credit agreement. This credit line was unused at July 3, 1993. The Company is currently negotiating alternative increased financing and expects to have an agreement in place early in 1995. The Company intends to use this financing to replace the revolving credit agreement and the note payable to a financial institution (Note
5). At July 2, 1994 and July 3, 1993, the Company was in compliance with all debt covenants and restrictions.

The Company anticipates that capital expenditures of approximately $6.2 million will be required during the next fiscal year. Capital expenditures are expected to be financed through cash balances, cash flow from operating activities and capital leases.



ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                July 2, 1994              July 3, 1993
                                                                ------------              ------------
                                                                            (in  thousands)

ASSETS

Current Assets:

Cash and cash equivalents                                             $4,996                    $6,930
Trade receivables, less allowance for
doubtful accounts of $1,539 and $1,128                                25,435                    16,290
Inventories (Notes 2 and 14)                                          21,787                    11,291
Real estate held for sale                                              2,339                         0
Deferred income tax asset (Note 7)                                     2,940                         0
Other                                                                  1,838                     3,119
                                                                ------------              ------------
Total current assets                                                  59,335                    37,630
                                                                ------------              ------------

Property, Plant, and Equipment - at cost
 (Notes 3,6,7, and 14)                                                82,348                    68,742
  Less accumulated depreciation                                       47,579                    46,294
                                                                ------------              ------------

  Total property, plant, and equipment                                34,769                    22,448
                                                                ------------              ------------

Other Assets:
Real estate held for investment and sale                                   0                       467
Other                                                                    254                     1,301
Deferred income tax asset (Note 7)                                     5,810                         0
Goodwill                                                               1,760                         0
                                                                ------------              ------------

                                                                    $101,928                   $61,846
                                                                ============              ============



See notes to consolidated financial statements







                                   KEY TRONIC CORPORATION AND SUBSIDIARIES
                                         Consolidated Balance Sheets

                                                                July 2, 1994              July 3, 1993
                                                                ------------              ------------
                                                                             (in thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Accounts payable                                                    $ 17,159                   $ 9,049
Current portion of long-term obligations
 (Note 5)                                                              4,721                       457
Interest payable                                                         687                         0
Accrued compensation and vacation (Note 14)                            2,929                     2,262
Accrued taxes other than income taxes                                  1,496                     1,471
Commissions payable                                                      339                       744
Other (Notes 9 and 14)                                                 4,389                     3,669
                                                                ------------              ------------

  Total current liabilities                                           31,720                    17,652
                                                                ------------              ------------

Long-term Liabilities:

Long-term obligations, less current portion
 (Note 5)                                                             25,696                       804
                                                                ------------              ------------

  Total long-term liabilities                                         25,696                       804
                                                                ------------              ------------

Commitments and Contingencies
 (Notes 5,6, and 9)

Shareholders' Equity (Note 8):

Common stock, no par value, authorized
 25,000 shares; issued and outstanding
 8,271 and 7,837 shares                                               36,251                    32,887
Retained earnings                                                      8,320                     9,380
Foreign currency translation adjustment                                 (59)                     1,123
                                                                ------------              ------------

  Total shareholders' equity                                          44,512                    43,390

                                                                    $101,928                   $61,846
                                                                ============              ============

See notes to consolidated financial statements




                          KEY TRONIC CORPORATION AND SUBSIDIARIES
                            Consolidated Statements of Operations

                                                                                       Years Ended

                                                             July 2, 1994             July 3, 1993              July 4, 1992
                                                             ------------             ------------              ------------
                                                                           (in thousands,except per share amounts)

Net Sales                                                        $159,447                 $123,318                  $123,983

Cost of sales (Notes 1 and 2)                                     142,397                   95,073                   101,526
                                                             ------------             ------------              ------------

Gross Profit on Sales                                              17,050                   28,245                    22,457

Operating Expenses:
Research, development and engineering (Note 1)                      5,836                    6,701                     5,293
Selling                                                             7,409                    7,616                     6,168
General and administrative (including
 provision for doubtful receivables
 of $542, $713, and $466) (Note 1)                                 11,031                   10,278                    13,168

Provision for restructuring (Note 14)                               1,021                        0                     5,480
                                                             ------------             ------------              ------------

Operating Income (Loss)                                            (8,247)                   3,650                    (7,652)

Interest Expense (Note 5)                                           1,849                      123                       253

Other (Income) Expense (Note 5)                                      (294)                    (844)                     (581)
                                                             ------------             ------------              ------------

Income (Loss) Before Income Taxes                                  (9,802)                   4,371                    (7,324)

Income Tax Provision (Note 7)                                           8                      522                      137
                                                             ------------             ------------              ------------

Income (Loss) before cumulative
  effect of change in accounting principle                         (9,810)                   3,849                    (7,461)

Cumulative effect to July 4, 1993, of
  change in accounting principle for income
  taxes (Notes 1 and 7)                                             8,750                        0                         0
                                                             ------------             ------------              ------------

Net Income (Loss)                                            $     (1,060)            $      3,849              $     (7,461)
                                                             ============             ============              ============


Earnings (Loss) Per Share:
Before cumulative effect of change
  in accounting principle                                    $      (1.19)            $       N.A.              $       N.A.
                                                             ============             ============              ============
Primary Earnings (Loss) Per Common Share                     $       (.13)            $        .42              $       (.96)
                                                             ============             ============              ============
Fully Diluted Earnings Per Common Share                      $       N.A.             $        .42              $       N.A.
                                                             ============             ============              ============

Primary Shares Outstanding                                          8,231                    9,102                     7,740
                                                             ============             ============              ============
Fully Diluted Shares Outstanding                                     N.A.                    9,204                      N.A.
                                                             ============             ============              ============

See notes to consolidated financial statements





                                        KEY TRONIC CORPORATION AND SUBSIDIARIES
                                         Consolidated Statements of Cash Flows

                                                                                           Years Ended

                                                            July 2, 1994              July 3, 1993              July 4, 1992
                                                            ------------              ------------              ------------
                                                                                     (in  thousands)
Increase (Decrease) in Cash and Cash Equivalents:

Cash Flows from Operating Activities:

Net Income (Loss)                                           $     (1,060)             $      3,849              $     (7,461)

Adjustments to Reconcile Net Income (Loss) to
 Cash Provided (used) by Operating Activities:

Depreciation and amortization                                       8,596                    6,276                     6,926
Provision for restructuring of business line                        1,021                        0                     5,480
Provision for obsolete inventory                                    1,758                      534                     2,452

Provision for doubtful receivables                                    542                      713                       466
Provision for litigation                                                0                        0                       470
Provision for warranty                                                647                      766                       685
(Gain) or loss on disposal of assets                                  (43)                      19                       577
Cumulative effect of change in accounting
  for income taxes (Notes 1 and 7)                                 (8,750)                       0                         0

Changes in Operating Assets and Liabilities:
Trade receivables                                                  (1,182)                  (1,713)                   (1,671)
Inventories                                                        (1,290)                  (1,301)                      157

Other current assets                                                1,769                   (1,545)                      583
Accounts payable                                                    3,723                    1,119                    (2,577)
Employee compensation and accrued vacation                            383                   (1,183)                      424
Other liabilities                                                 (6,839)                   (3,984)                   (2,495)
                                                            ------------              ------------              ------------
Cash provided (used) by operating activities                        (725)                    3,550                     4,016
                                                            ------------              ------------              ------------

Cash Flows from Investing Activities:

Cash Paid for assets acquired and liabilities
 assumed, net (Note 15)                                          (21,961)

Purchase of property and equipment                                (5,231)                   (7,786)                  (5,369)
Proceeds from sale of property and equipment                         448                     1,452                      165
Change in other assets                                             1,047                      (175)                     (14)
                                                            -------------             ------------             ------------

Cash used in investing activities                                (25,697)                   (6,509)                  (5,218)
                                                            ------------              ------------             ------------





See notes to consolidated financial statements






                                   KEY TRONIC CORPORATION AND SUBSIDIARIES
                                     Consolidated Statements of Cash Flows

                                                                                 Years Ended
                                                        July 2, 1994             July 3, 1993              July 4, 1992
                                                        ------------             ------------              ------------
                                                                                (in thousands)

Cash Flows from Financing Activities:

Issuance of common stock                                         164                     369                        96
Proceeds from long-term obligations                           31,711                       0                       257
Payments on long-term obligations                             (6,205)                    (31)                     (538)
                                                        ------------            ------------              ------------

Cash provided by (used in) financing
activities                                                    25,670                     338                      (185)
                                                        ------------            ------------              ------------

Effect of exchange rate changes on cash                      (1,182)                  (1,282)                    1,432
                                                        ------------            ------------              ------------
Increase (Decrease) in Cash
 and Cash Equivalents                                        (1,934)                  (3,903)                       45

Cash and Cash Equivalents,
 Beginning of Year                                             6,930                  10,833                    10,788
                                                        ------------            ------------              ------------
Cash and Cash Equivalents, End of Year                  $      4,996            $      6,930              $     10,833



                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                                                                                        Foreign
                                                                                       Currency
                                         Common Stock              Retained         Translation
                                      Shares        Amount         Earnings          Adjustment            Total
                                  ----------    ----------       ----------          ----------       ----------
                                                                 (in thousands)



Balances, June 30, 1991                7,736        32,422           12,992                 973           46,387
                                  ==========     =========       ==========          ==========        =========


Net Loss - 1992                                                      (7,461)                              (7,461)
Issuance of stock under
 stock options                            21            96                                                    96
Foreign currency translation
 adjustment                                                                               1,432            1,432
                                  ----------    ----------       ----------          ----------       ----------

Balances, July 4, 1992                 7,757        32,518            5,531               2,405           40,454
                                  ==========     =========       ==========          ==========        =========


Net Income - 1993                                                     3,849                                3,849
Issuance of stock under
 stock options                            80           369                                                   369
Foreign currency translation
 adjustment                                                                              (1,282)          (1,282)
                                  ----------    ----------       ----------          ----------       ----------

Balances, July 3, 1993                 7,837        32,887            9,380               1,123           43,390
                                  ==========     =========       ==========          ==========        =========

Net Loss - 1994                                                      (1,060)                              (1,060)
Issuance of stock under
  stock options                           34           164                                                   164
Stock issued (Note 15)                   400         3,200                                                 3,200
Foreign currency translation
 adjustment                                                                              (1,182)          (1,182)
                                  ----------    ----------       ----------          ----------       ----------


Balances, July 2, 1994                 8,271     $  36,251       $    8,320          $      (59)       $  44,512
                                  ==========     =========       ==========          ==========        =========




                 KEY TRONIC CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
     Key Tronic Corporation and subsidiaries (the "Company") principally manufactures input devices, primarily keyboards, for computers, terminals, and work stations. The Company also is in various stages of developing, marketing, and manufacturing a variety of computer related products.

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include Key Tronic Corporation and its wholly owned subsidiaries in Ireland, Mexico, Taiwan, and the United States. Significant intercompany balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS
     The Company considers investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market.

INVENTORIES
     Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out (FIFO) method. The inventory adjustments to market value for obsolete and nonsalable inventories were approximately $3,581,000 and $727,000 at July 2, 1994 and July 3, 1993, respectively. The Company provides for obsolete and nonsalable inventories based on specific identification of inventory against current demand and recent usage.

PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are carried at cost and depreciated using accelerated and straight-line methods over the expected useful lives. Constructed molds and dies are expensed as incurred if there is no future utility beyond one year. Capitalized molds and dies are depreciated over the expected useful lives of one to three years.

GOODWILL
     Goodwill resulted from the acquisition of substantially all of the assets and liabilities of Honeywell, Inc.'s Keyboard Division (see Note 15). Goodwill is amortized on a straight-line basis over a period of fifteen years.

ACCRUED WARRANTY
     An accrual is made within other current liabilities for expected warranty costs, with the related expense recognized in cost of goods sold. Management reviews the adequacy of this accrual quarterly based on historical analysis and anticipated product returns. Accrued warranty costs at July 2, 1994 and July 3, 1993 were $762,000 and $332,000, respectively.

NET SALES
Sales are recognized when products are shipped. Provisions for estimated sales returns are not significant. The Company provides for doubtful accounts primarily based on specific identification.

RESEARCH, DEVELOPMENT AND ENGINEERING
     Research, development and engineering expenses include costs of developing new products and production processes as well as design and engineering costs associated with the production of custom keyboards. Generally product customizations are targeted at perceived market needs and precede the obtaining of customer orders and/or contracts. Such costs are charged to expense as incurred. Product customization costs incurred pursuant to customer orders and/or contracts are included in cost of sales.

INCOME TAXES
     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" as of July 4, 1993. Under the asset and liability method prescribed by SFAS No. 109, deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. Tax credits are accounted for as a reduction of income taxes in the year the credit originates.

PER SHARE DATA
     Net income per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding and is adjusted for shares issuable upon exercise of stock options. The computation assumes the proceeds from the exercise of stock options were used to repurchase common shares at the average market price (for primary earnings per share) or greater of average or ending market price (for fully diluted earnings per share) of the Company's common stock during each period. In 1992 and 1994 stock options have an antidilutive effect on loss per share and, accordingly, are omitted from the calculation.

SIGNIFICANT CUSTOMERS
     In 1994, one customer accounted for approximately 21 percent of net sales. This customer accounted for approximately 20 percent of trade receivables at July 2, 1994. In 1993 and 1992, sales to this customer were approximately 32 and 24 percent of net sales, respectively. Two other customers accounted for approximately 11 and 10 percent of net sales in 1994, respectively.

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
     Assets and liabilities of the Company's subsidiaries in Ireland, Mexico, and Taiwan are translated to U.S. dollars at year-end exchange rates. Revenues and expenses are translated at average exchange rates. Translation gains and losses are included in a separate component of shareholders' equity. Realized foreign currency transaction gains and losses are included in general and administrative expenses.

RECLASSIFICATION
     Certain amounts have been reclassified for 1993 and 1992 to be consistent with the presentation of 1994 amounts.

FISCAL YEAR
     The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 1994, 1993, and 1992 ended on July 2, 1994, July 3, 1993, and July 4, 1992, respectively. Fiscal year 1995 will end of July 1, 1995.



2.   INVENTORIES

Components of inventories were as follows: July 2,       July 3,
                                              1994          1993
                                           -------       -------
                                               (in thousands)

          Finished goods                   $ 2,888       $ 2,810
          Work-in-process                    2,589         1,680
          Raw materials                     16,310         6,801
                                           -------       -------
                                           $21,787       $11,291
                                           =======       =======

     Cost of goods sold includes charges of $1.0 million, $.6 million, and $1.9 million resulting from reduction of inventories to estimated realizable value in 1994, 1993, and 1992, respectively.

3.   PROPERTY, PLANT AND EQUIPMENT

     Equipment includes property leased under capital leases (See Note 6) of $1,148,000 at July 2, 1994 and $3,111,000 at July 3, 1993. Related
accumulated amortization is $606,000 and $2,911,000, respectively.

          Classification      Life (in years)   July 2,     July 3,
          -----------------------------------------------------
                                                   1994        1993
                                                    (in thousands)

          Land                                  $ 2,486     $   813
          Buildings and
            improvements      3 to 50            12,969      13,180
          Equipment           1 to 10            55,182      45,321
          Furniture and
             fixtures         3 to 5             11,711       9,428
                                                -------     -------
                                                $82,348     $68,742
                                                =======     ========

In 1993, the Company sold substantially all of the assets of its printed circuit board and sheet metal operations for $1.1 million, resulting in a gain of $470,000 (See Note 14). This gain was included in Net Interest Income (Expense) and Other.

4.   RELATED PARTY TRANSACTIONS

     (a) The Company has life insurance policies on the life of its founder/director with net death benefits totaling approximately $3,000,000. Of these, policies with death benefits totaling $750,000 have been designated to fund obligations of the Company to the founder/director's spouse in the event of his death and, accordingly, such obligations are not recorded in the financial statements. Net cash values of such policies are recorded in the amount of $81,000 and $996,000 in 1994 and 1993, respectively, and are included in other assets. The decrease in net cash values is due primarily to loans taken against the policies in fiscal 1994.

     (b) Hiller Investment Company (HIC), beneficially owned by Stanley Hiller, the Company's Chief Executive Officer and a Director, incurs various overhead expenses, consulting services and travel expenses on behalf of the Company. The manner in which costs incurred by HIC are charged to the Company is through specific identification. The cost of these services, which was charged against General and Administrative Expense, amounted to approximately $411,000 and $362,000 in 1994 and 1993, respectively. For the year ended July 4, 1992, various consulting services in connection with the retention of the Hiller Group were charged against Net Interest Income (Expense) and Other in the amount of $266,000. The amount owed to HIC as of July 2, 1994 and July 3, 1993 was approximately $98,000 and $45,000, respectively.

     (c) Stanley Hiller and Royce G. Pearson (a Director) have substantial equity interests in Hiller Key Tronic Partners (Hiller Partners), a California limited partnership. Hiller Partner's has a significant stock option agreement with the Company (see note 8).

5.   LONG-TERM OBLIGATIONS

     On July 2, 1994, the Company had a $5.0 million secured revolving credit agreement. The agreement contains covenants that relate to minimum tangible net worth and balance sheet ratios and restrict investments, disposition of assets, and payment of dividends. The agreement covers a period of twenty three months expiring July 1, 1995. This agreement bears interest at one and three quarters percent (1.75%) in excess of the financial institutions reference rate, which approximates prime (7.25% at July 2, 1994). The agreement is secured by the assets of the Company. Borrowings outstanding, under this agreement at July 2, 1994 amounted to $3,715,000. At July 2, 1994 and July 3, 1993, the Company was in compliance with all debt covenants and restrictions.

                 Long-term obligations consist of:                             July 2           July 3
                                                                              -------          -------
                                                                                 1994             1993

                                                                                     (in thousands)
                 Installment contracts                                        $    34          $   429
                 Note Payable - financial institution                          22,000                0
                 Note Payable - Honeywell, Inc.                                 3,649                0
                 Capital lease obligations (See Note 6)                           321               54
                 Revolving Line                                                 3,715                0
                 Deferred compensation obligation                                 698              778
                                                                              -------          -------
                                                                               30,417            1,261
                 Less current portion                                          (4,721)            (457)
                                                                              -------          -------
                                                                              $25,696          $   804
                                                                              =======          =======

     The note payable to the financial institution is payable in quarterly installments of principle, each in the amount of $1.1 million, and interest commencing in July 1994 and maturing in July 1999. This note bears interest at two percent (2%) in excess of the financial institutions reference rate, which approximates prime (7.25% at July 2, 1994). This note is secured by the assets of the corporation.

     The note payable to Honeywell, Inc. is payable in four installments of principal and interest on the last business day of July and October of 1995 and January and April of 1996. This unsecured note bears interest at the prime rate.

     The installment contracts and capital lease obligations have monthly repayment terms through December 1996, with fixed interest rates from 8.96% to 16.76% and are collateralized by equipment with a net book value approximately equal to amounts borrowed.

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106), as of July 5, 1992. Under SFAS 106 the Company has recorded a liability for certain compensation related agreements for two former employees. The liability was estimated based upon the present value of future cash payments as specified in the agreements. This cost of $81,000 in 1994, $500,000 in 1993 and $422,000 in 1992 was charged against General and Administrative Expenses.

     Principal maturities of long-term obligations at July 2, 1994 are:

                    Fiscal Years Ending       (in thousands)

                    1995                      $        4,721
                    1996                              11,939
                    1997                               4,534
                    1998                               4,485
                    1999                               4,493
                    2000 and later                       245
                                               -------------
                    Total                      $      30,417
                                               =============

Other (Income) Expense consists of:
                                              Years Ended

                                      July 2,  July 3, July 4,
                                      -------  -------  -------
                                         1994     1993     1992

                                            (in thousands)

          Interest income                (146)    (374)    (581)
          Gain on sale (Note 3)             0     (470)       0
                                      -------  -------  -------
          Miscellaneous                  (148)       0        0

                                      $  (294) $  (844) $  (581)
                                      =======  =======  =======

     At July 2, 1994, the Company was contingently liable for $182,000 in outstanding trade letters of credit and $612,000 in standby letters of credit.

     In November 1992, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits" (SFAS 112). The Company is required to comply with the provisions of SFAS 112 in fiscal year 1995. The provisions of SFAS 112 have not yet been adopted by the Company. SFAS 112 is not expected to have a material impact on the Company's financial position or results of operations.

6.   LEASES

     The Company has capital and operating leases for certain equipment and production facilities which expire over periods from one to five years. Future minimum payments under capital leases and noncancelable operating leases with initial or remaining terms of one year or more at July 2, 1994, are summarized as follows:

                                                                             Capital        Operating
                         Fiscal Years Ending                                   Leases           Leases
                         -----------------------------------------------------------------------------
                                                                                    (in thousands)

                                  1995                                         $  182          $   787
                                  1996                                            115              748
                                  1997                                             57              629
                                  1998                                              0               88
                                  1999                                              0               18
                                                                               ------          -------

                                  Total minimum lease payments                    354          $ 2,270
                                                                                               =======
                                  Amount representing interest                     33
                                                                               ------


                                  Present value of net minimum
                                  lease payments (including $149
                                  classified as current)                       $  321
                                                                               ======

     Rental expenses under operating leases were $751,000, $520,000, and $597,000 in 1994, 1993, and 1992, respectively.

7.   INCOME TAXES

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", as of July 4, 1993. The standard changes the method of accounting for income taxes to the asset and liability method. The result of this accounting change, recorded cumulatively in the first quarter of 1994, was to increase net earnings for the year ended July 2, 1994, by $8,750,000 or $1.16 per primary common share. This change did not have a material effect on the income tax provision recorded in 1994. In recording this deferred tax asset, the Company considered both negative and positive evidence. Negative evidence includes the fact that the Company had sustained taxable losses in three of the last four years. The Company operates in a volatile industry which has seen average selling prices decline significantly due to foreign competition. Also, the Company incurred a significant amount of debt as a result of the acquisition of the keyboard division of Honeywell in 1994. This is offset by positive evidence including greatly reduced product costs as a result of moving production to Juarez, Mexico, where a lower wage base can be attained and lower operating expenses by reducing commissions for sales representatives. The Company was awarded significant new programs by new large OEM customers, which have and are expected to improve revenues and profits. As a result, backlogs have grown to $35.5 million at the end of fiscal year 1994 from $15.1 million at the previous year end. In order to fully utilize this deferred tax asset, the Company must generate approximately $25,000,000 in taxable income before the net operating loss carryovers expire. These loss carryovers expire in varying amounts in the years 2003 through 2009. Management believes that the positive evidence outweighs the negative evidence, and it is more likely than not that the Company will generate sufficient taxable income to allow the realization of the deferred tax asset within the next three or four fiscal years.





     The Company's effective tax rate differs from the federal tax rate as follows:

                                                                  Year Ended       Year Ended       Year Ended
                                                                     July 2,          July 3,        July 4,
                                                                     -------          -------        -------
            (in thousands)                                              1994             1993           1992

Federal income tax provision (benefit)
 at statutory rates                                                  $(3,333)         $ 1,486        $(2,490)
Effect of foreign loss (income)
 not subject to federal income tax                                       340           (2,028)          (500)
Increase in valuation allowance                                        2,965                0              0
Unrecognized benefit of tax loss                                           0              642          2,917
Permanent differences:
  Life insurance premiums                                                 31               31             49
  Other                                                                   (3)            (131)            24
Foreign tax provision (benefit)  at foreign
statutory rate                                                          (412)           2,186            492
Adjustment for effect of beneficial tax rate on
  foreign manufacturing income (loss)                                    420           (1,664)          (355)
Current portion of income tax provision                              $     8          $   522         $  137
                                                                     =======          =======         ======

The low statutory income tax rate granted manufacturers in Ireland is subject to an expiration date of December 31, 2010.


Foreign losses increase the Company's effective income tax rate since such losses are not deductible for U.S. income tax purposes. The domestic and foreign components of income (loss) before income taxes were (in thousands):

December 31,                                                            1994             1993           1992
- ------------                                                         -------          -------        -------
Domestic                                                             ($7,825)         ($1,742)       ($6,840)
Foreign                                                               (1,977)           6,113           (484)
- ------------                                                         -------          -------        -------

Income (loss) before income taxes                                    ($9,802)        $  4,371        ($7,324)
                                                                     =======         ========        =======

Deferred income tax provision (benefit)
  consists of the following for the year
  ended July 2, 1994:

Allowance for doubtful accounts                                                                        $(145)
Inventory                                                                                             (1,752)
Accrued liabilities                                                                                     (478)
Deferred compensation                                                                                     27
Depreciation and amortization                                                                            312
Net operating loss carryforward                                                                       (1,127)
Tax credit carryovers                                                                                      0
Other                                                                                                    108
Change in valuation allowance                                                                          3,055
                                                                                                     -------
Deferred income tax provision (benefit)                                                              $     0
                                                                                                     =======


        Deferred income tax assets and liabilities consist of the following at:

                                                                              July  4,            July 2,
                                                                             ---------          ---------
                                                                                  1993               1994
                                                                                      (in thousands)

        Allowance for doubtful accounts                                      $     378          $     523
        Inventory                                                                  947              2,699
        Vacation accrual                                                           285                387
        Self Insurance accrual                                                     224                198
        Litigation accrual                                                         510                502
        Warranty accrual 113                                                       259
        Restructuring accrual                                                       72                298
        Other                                                                     (146)              (107)
                                                                             ---------          ---------
        Current deferred income tax assets                                       2,383              4,759
        Current portion of valuation allowance                                    (506)            (1,819)
                                                                             ---------          ---------
        Current deferred income tax assets net of
          valuation allowance                                                    1,877              2,940
                                                                             ---------          ---------
        Deferred compensation                                                      265                237
        Depreciation and amortization                                             (492)              (804)
        Net operating loss carryforward                                          8,286              9,413
        Tax credit carryovers                                                      397                397
        Other                                                                      271                164
                                                                             ---------          ---------
        Noncurrent deferred income tax assets                                    8,727              9,407
        Valuation allowance net of current portion                              (1,854)            (3,597)
                                                                             ---------          ---------
        Noncurrent deferred income tax assets net of
         valuation allowance                                                 $   6,873          $   5,810
                                                                             ---------          ---------

        At July 2, 1994 the Company had tax loss carryforwards of approximately $27.7 million, which expire in varying amounts in the years 2003 through 2009. Additionally, for federal income tax purposes, the Company has approximately $397,000 of general business credit carryforwards which expire in varying amounts in the years 2004 through 2007. Approximately $121,000 of the general business credit carryforwards have an indefinite carryforward period. Foreign income tax expense is calculated at the statutory rate of the foreign taxing jurisdiction.

8.   SHAREHOLDERS' EQUITY

        The Company has an Incentive Stock Option Plan, an Executive Stock Option Plan, and an Executive Stock Appreciation Rights Plan for certain key
employees.   Options under the plans are generally exercisable at various percentages each year anytime on or after the anniversary date of the grant. Options under the plans become exercisable in full immediately prior to the occurrence of a "Change in Control" as defined in the plan documents. As of July 2, 1994, 1,480,000 shares have been reserved for issuance and 505,803 options were outstanding of which 147,665 shares were exercisable under these plans. Compensation expense for options will be recorded if the exercise price of the option is less than the closing market price of the stock on the date of grant. There was no compensation expense incurred in conjunction with options in 1994, 1993 or 1992 as all options were granted at fair market value.

        The Company also has a Stock Option Plan for "Nonemployee Directors." This plan is exercisable at thirty-three (33) percent each year anytime on or after the anniversary date of the grant. As of July 2, 1994, 300,000 shares have been reserved for issuance and 70,000 options were outstanding of which 40,000 shares were exercisable.
        In fiscal year 1992 the shareholders ratified and approved an option agreement dated February 29, 1992 (Hiller Option Agreement) between the Company and Hiller Partners (see Note 4), pursuant to which Hiller Partners received an option to purchase 2,396,923 shares of common stock at an exercise price of $4.50 per share, subject to adjustment under certain circumstances. Options under this agreement are generally exercisable as follows; half of the shares after March 1, 1993 and the remainder of the shares after March 1, 1994.

        Following is a summary of all plan activity:

                                                             Number
                                          Price Range    Of Options
- -------------------------------------------------------------------
Outstanding, June 30, 1991              $3.56 to $ 5.06     744,314
Granted during 1992                     $5.87 to $ 6.75      25,000
Stock appreciation rights exercised     $4.50               (77,000)
Options exercised                       $4.50 to $ 4.69     (21,340)
Expired or canceled                     $3.56 to $ 4.69    (396,574)
                                        ---------------------------
Outstanding, July 4, 1992               $3.56 to $ 6.75     274,400
                                        ---------------------------
Granted during 1993                     $8.25 to $11.88     206,330

Stock appreciation rights exercised     $4.50                (5,500)

Options exercised                       $3.56 to $ 5.06     (80,350)
Expired or canceled                     $3.56 to $10.75     (42,673)
                                        ---------------------------
Outstanding, July 3, 1993               $3.56 to $11.88     352,207
                                        ---------------------------
Granted during 1994                     $6.25 to $10.12     412,858
Options exercised                       $3.56 to $ 8.25     (33,930)
Expired or canceled                     $3.56 to $11.13    (155,332)
                                        ---------------------------
Outstanding, July 2, 1994               $3.56 to $11.88     575,803
                                        ===========================

     Stock warrants dated August 17, 1990 exist entitling a consultant to purchase 15,000 shares of common stock at $4.69 per share. A stock warrant dated July 30, 1993 also exists entitling Honeywell, Inc. to purchase 300,000 shares of common stock at $14.00 per share (see Note 15).

     The Company's Variable Investment Plan is available to employees who have attained age 21. The plan has an Employer's Discretionary Contribution Trust, invested in the Company's stock, and in Employee Contribution Trust consisting of several investment alternatives. The Company contributes an amount equal to 100% of the employee's contribution on the first 2% of the employee's compensation and an additional 25% of the employee's contribution on the following 2% of the employee's compensation. Company contributions to the Trust were $485,287, $388,001, and $437,435 in 1994, 1993, and 1992,
respectively. The investment in the Company's stock at July 2, 1994 by all employee trusts amounted to 370,226 shares.

     The Company has an Employee Stock Ownership Plan. No contributions were made to the plan in 1994, 1993, or 1992. The investment in the Company's stock at July 2, 1994 by this plan amounted to 239,700 shares.





9.  COMMITMENTS & CONTINGENCIES
    LITIGATION

     The Company used Mica Sanitary landfill, a public dump site operated by the County of Spokane, until early 1975. Mica landfill is a state lead National Priority List site ("NPL"). Mica landfill was placed on the NPL in 1985. In l988 the Washington Department of Ecology and Spokane County entered into a Consent Decree requiring the County to conduct a Remedial Investigation (RI) followed by appropriate Remedial Action (RA). The County's RI was completed by the County in September 1992. An interim remedial action plan was completed in late 1993 and instituted in mid 1994 to be followed by a 5 year performance monitoring program to be conducted by the County to determine if additional remedial measures are needed. The Company has not been named as a Potentially Liable Party ("PLP") under the State Toxic Control Act ("STCA") or as a Potentially Responsible Party ("PRP") under CERCLA, as amended ("CERCLA"). To date, test results have not shown the waste disposed of by the Company at Mica to be a source of pollution or contamination. Prior to 1989 certain third parties were designated PRP's and PLP's . The Company made a provision prior to the beginning of fiscal year 1992 based on information then currently available to it and the Company's prior experience in connection with another NPL landfill site where the Company disposed of a similar type of waste which it disposed of at Mica, for its estimate of probable legal costs to be associated with this matter. No provision has been made for probable liability for remedial action, because management does not believe a range of probable or reasonably possible costs is estimable at this time based upon the fact that the Company to date has not been named a PRP or PLP and the uncertainty as to what additional pollution or contamination will be disclosed over the course of the County's 5 year monitoring and testing program. At fiscal year end 1994, 1993 and 1992 respectively, the accrued balance for probable legal costs was $900,000, $1.250 million and $1.306 million. The reduction in the accrued balance reflects charges for expenditures of $3,988 and $56,488 during fiscal years 1994 and 1993 respectively and a reduction in the accrued balance for legal costs of $346,276 in 1994 based on management's revised estimate of the probable future legal costs associated with this matter. Management does not believe there to be any reasonably possible losses for legal costs beyond the existing accrual for probable losses which could be material to future financial position or results of operations. No provision has been made to cover any future costs to the Company of any remedial action or clean-up activities because those costs, if any, can not be determined at this time. Given the inherent uncertainty in environmental matters, limited information available with respect to any future remedial measures, uncertainty of the results of future monitoring tests, limited information as to the number of PRP's and PLP's , the uncertainty as to whether the Company will be designated a PRP or PLP with respect to the site and the complexity of the circumstances surrounding this matter, management's estimate is subject to and will change as facts and circumstances warrant. Based upon publicly available cost estimates of remediation and clean-up at the site and the contributions to date of designated PRP's and PLP's, management believes that insurance coverage is probable for any reasonably possible future remedial or clean-up costs to the Company.

     Pursuant to the Amended and Restated Purchase and Sale Agreement between Honeywell, Inc. and Key Tronic Corporation, dated as of July 30, 1993 (the "Agreement"), the Company assumed known and unknown product liabilities and unknown but potentially incurred environmental liabilities for a portion of any pre-existing claims against Honeywell, Inc. ("Honeywell") which are asserted after the closing date relating to environmental matters and to product liability matters associated with products manufactured by Honeywell prior to its ceasing manufacture of those products on the closing date of the Agreement. Honeywell retained responsibility for unasserted claims not
assumed by the Company as follows:   Honeywell retained responsibility for
environmental and product liability claims, incurred but not reported as of the closing date, in excess of $1,000,000 in the aggregate which 1) in the case of environmental claims are asserted within two years following the closing date or which 2) in the case of product liability claims are asserted within five years following the closing date. Management estimated on the closing date of the acquisition that it was probable that $1.0 million of incurred but not reported product liability claims would be recorded during the 5 year period following the closing of the Agreement and the Company recorded this liability as part of the acquisition costs. At fiscal year end 1994 the accrued balance for these product liability claims was $949,273.
The reduction in the accrued balance reflects charges for expenses in fiscal 1994. Management does not believe there to be any reasonably possible product liability losses beyond the existing accrual for probable losses which could be material to future financial position or results of operations. The Company has not made a provision for Honeywell environmental claims which may be discovered and asserted after the closing date or product liability claims which may be asserted five or more years after the closing date, because management does not believe such potential liabilities are reasonably possible at this time. No environmental claims have been asserted as of fiscal year end 1994. Given the inherent uncertainty in litigation, in environmental matters and in contract interpretation, the inherently limited information available with respect to unasserted claims and the complexity of the circumstances surrounding these matters, management's estimates are subject to and will change or be established as facts and circumstances warrant.

     The Company has assumed certain obligations under the Agreement related to a patent infringement claim associated with Honeywell products. The Company made a provision in 1994 in the amount of $455,000, based upon information which became available to it after the closing date, for its estimate of probable costs to be associated with this patent infringement claim. These matters are in the early stages of investigation. Management does not believe there to be any reasonably possible losses beyond the existing accrual for probable losses which could be material to future financial position or results of operations.

     The Company currently has ninety- six suits by computer keyboard users which are in State or Federal Courts in California, Florida, Kentucky, Pennsylvania, New Jersey and New York. These suits allege that specific keyboard products manufactured by the company were sold with manufacturing, design and warning defects which caused or contributed to their injuries.
The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance, however the likelihood that punitive damages, if awarded, will be covered by insurance is remote. The Florida, one New Jersey and the Pennsylvania suits were removed from New York. A total of eight suits have been dismissed from New York, California and Texas, the dismissal of one California suit was recently reversed on appeal. The Company believes it has valid defenses and will vigorously defend these claims. These claims are in the early stages of discovery. Given the early stage of litigation, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, the range of reasonably possible losses in connection with these suits is not estimable at this time. Therefore no provision has been made to cover any future costs. Management's position will change if warranted by facts and circumstances.
     The Company's total accrual for litigation related matters, including compensatory damages, and legal costs, was $2.4 million and $1.5 million as of July 2, 1994 and July 3, 1993, respectively. $1.0 million of the increase during 1994 was a liability recorded with the acquisition of Honeywell, Inc.'s Keyboard Division (see Note 15). A $470,000 provision was recorded in 1992 within general and administrative expenses. No net change in the provision was recorded in 1994 or 1993.

CAPITAL EXPENDITURES AND OTHER

    The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $227,000 at July 2, 1994.

    The subsidiary in Ireland has received reimbursement grants from the Irish government for capital expenditures which may become repayable under certain circumstances through 2003, which are not deemed to be probable. Capital expenditures are recorded net of reimbursement grants received. The amount of the grants which may become repayable were approximately $2,413,000 at July 2, 1994. Certain significant events such as closure of the Irish plant would cause such repayment.

    The Company has also entered into several contracts, extending one to two years, which require the Company to purchase minimum quantities of certain raw materials and components. As of July 2, 1994, minimum purchase contracts amounted to $1.2 million for fiscal 1995 and $.8 million for fiscal 1996.

OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

    At July 2, 1994, the Company had entered into forward exchange contracts with financial institutions to buy $5.5 million of Irish punts. Forward exchange contracts, which are valued in U.S. dollars based on the year - end spot rate, had maturity dates ranging from 19 days to four months. In the event of a failure to honor one of these contracts by the contracting bank, management believes any loss would be limited to the exchange rate differential from the time the contract was made until the time it was compensated.

    The Company distributes products primarily to Original Equipment Manufacturers (OEM's) and as a result maintains individually significant accounts receivable balances from various major OEM's. The Company evaluates the credit worthiness of its customers on an ongoing basis and may tighten credit terms on particular customers from time to time.







10. FOREIGN OPERATIONS

    The Company currently operates in one business segment, the manufacture of computer peripheral equipment, primarily keyboards and other input devices.

    Information concerning geographic areas for the years ended July 2, 1994, July 3, 1993 and July 4, 1992 is summarized in the following table.


                          Domestic       U.S.      Mexico     Ireland      Taiwan
                           Exports Operations  Operations  Operations  Operations  Eliminations  Consolidated
                          -------- ----------  ----------  ----------  ----------  ------------  ------------
1994                                                     (in thousands)
Net Sales:
 Unaffiliated customers   $ 37,133 $   91,220  $        0  $   31,094  $        0  $        0    $    159,447
 Affiliates                             7,311       7,175       1,386           0     (15,872)              0
                          -------- ----------  ----------  ----------  ----------  ----------    ------------

  Total                   $ 37,133 $   98,531  $    7,175  $   32,480  $        0  $  (15,872)   $    159,447
                          ======== ==========  ==========  ==========  ==========  ==========    ============

Income before
 income taxes                $ (7,817)         $     119   $   (1,096) $        0  $   (1,008)   $     (9,802)
                             ========          =========   ==========  ==========  ==========    ============

Identifiable assets          $ 86,892          $     761   $   16,323  $    2,016  $   (4,064)   $    101,928
                             ========          =========   ==========  ==========  ==========    ============


1993
Net Sales:
 Unaffiliated customers   $ 19,060 $   70,339              $   33,919  $         0 $        0    $    123,318
 Affiliates                             6,785                   1,709            0     (8,494)              0
                                   ----------              ----------  ----------- ----------    -----------
Total                     $ 19,060 $   77,124              $   35,628  $         0 $   (8,494)   $    123,318
                          ======== ==========              ==========  ===========  ==========   ============


Income (loss) before
 income taxes                $ (1,742)                     $    5,966  $         0 $       147   $      4,371
                             ========                      ==========  =========== ===========   ============
Identifiable assets          $ 43,765                      $   15,857  $     3,129 $      (905)  $     61,846
                             ========                      ==========  =========== ===========   ============

1992
Net Sales:
 Unaffiliated customers   $ 13,431  $  77,162               $  30,876   $    2,514 $         0   $    123,983
 Affiliates                         $   9,651                     340        1,061     (11,052)             0
                                    ---------               ---------   ---------- -----------   ------------
Total                     $ 13,431  $  86,813               $  31,216   $    3,575 $   (11,052)  $    123,983
                          ========  =========               =========   ========== ===========   ============

Income (loss) before
 income taxes                $ (6,840)                      $   1,470   $   (1,934)$       (20)  $     (7,324)
                             =========                      =========   ========== ===========   ============
Identifiable assets          $ 47,219                       $  12,807   $    6,229 $    (4,032)  $     62,223
                             =========                      =========   ========== ===========   ============


     Historically, exports from domestic operations are sold primarily to European customers. Transfers to affiliates are made at prices which approximate market.

There are no customer countries or regions which are individually significant to total export sales for any of the Company's individual operations or for operations in the aggregate.

Mexico had no operations in 1993 and 1992 as the Mexican operation was acquired in the business combination with HKD in fiscal year 1994 (see Note 15).



11. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                     Years Ended

                                                                     July 2,          July 3,          July 4,
                                                                       1994              1993            1992
                                                                     -------          -------          -------

                                                                                    (in thousands)

        Interest payments                                            $ 1,849          $   123          $   251
        Income tax payments                                                0              342              137
        Stock exchange for net assets (Note 15)                      $ 3,200                0                0



12. SUPPLEMENTAL INCOME STATEMENT INFORMATION

                                                                                     Years Ended

                                                                     July 2,          July 3,          July 4,
                                                                        1994             1993             1992
                                                                     -------          -------          -------
                                                                                    (in thousands)

     Maintenance and repairs                                         $ 2,509          $ 2,363          $ 2,459




13. QUARTERLY FINANCIAL DATA (Unaudited)

                                                                           Year Ended July 2, 1994

                                                               First       Second         Third       Fourth
                                                             Quarter      Quarter       Quarter      Quarter
                                                            --------     --------      --------     --------
                                                                  (in thousands, except per share amounts)

Net sales                                                   $ 36,071     $ 41,262      $ 39,423     $ 42,692
Gross profit     4,535                                         4,554        3,481         5,053
Income (loss) before income taxes                             (1,569)      (2,345)       (4,762)      (1,126)
Net income (loss)                                              7,109       (2,303)       (4,772)      (1,094)
Primary earnings per common share                               0.77        (0.28)        (0.58)       (0.13)
Fully diluted earnings per common share                         0.77         N.A.          N.A.         N.A.
Weighted average shares outstanding                            8,130        8,255         8,266        8,271
Primary shares outstanding                                     9,418         N.A.          N.A.         N.A.
Fully diluted shares outstanding                               9,427         N.A.          N.A.         N.A.
Common stock price range 1
                 High                                         10.750        9.250         9.000        8.000
                 Low                                           8.750        6.000         6.250        6.000

                                                                          Year Ended July 3, 1993

                                                               First       Second         Third       Fourth
                                                             Quarter      Quarter       Quarter      Quarter
                                                            --------     --------      --------     --------
                                                                   (in thousands, except per share amounts)

Net sales                                                   $ 31,581     $ 32,613      $ 32,226     $ 26,898
Gross profit                                                   7,015        7,743         8,701        4,786
Income (loss) before income taxes                                870        1,520         2,031          (50)
Net income (loss)                                                891        1,419         1,684         (145)
Primary earnings per common share                               0.11         0.16          0.18         (.02)
Fully diluted earnings per common share                         0.11         0.15          0.18         N.A.
Weighted average shares outstanding                                0            0             0            0
Primary shares outstanding                                     8,884        9,046         9,366        7,828
Fully diluted shares outstanding                               8,884        9,288         9,439         N.A.
Common stock price range     1
                 High                                          7.125       10.500        12.875       14.000
                 Low                                           5.250        6.625         9.500        9.500

[FN]1High and low stock prices are based on the daily closing price reported by theNASDAQ National Market System. These quotations represent prices between dealers without adjustment for markups, markdowns or commissions, and may not represent actual transactions.

The Company's common stock is quoted on the Nasdaq National Market System under the symbol "KTCC."

The Company has not paid any cash dividends on its Common Stock during the last two fiscal years. The Company currently intends to retain its earnings for its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's ability to pay dividends is limited by certain financial covenants in the Company's loan agreements.

As of March 31, 1995, there were approximately 1,715 common shareholders of record.



14. RESTRUCTURING CHARGES

    For the years ended July 2, 1994 and July 4, 1992 the Company made provisions for the restructuring of certain business lines. The charges were $1,021,000 in 1994 and $5,480,000 in 1992.

     In 1994 this provision represented costs to redeploy production from the Company's Cheney WA plant to other Company plants where lower costs can be attained. The provision included $592,000 to reduce certain assets to estimated realizable value, $207,000 for severance and $222,000 for other costs directly associated with this plant closure. The restructuring activities were implemented during the Company's third fiscal quarter of 1994 and were scheduled for completion in the fourth fiscal quarter of 1994 or the first fiscal quarter of 1995.

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

     The direct cost charge is primarily transportation costs associated with the relocation of equipment from the closing facility to other Company facilities

     In 1992 this provision represented costs to close the Company's plant in Taiwan and printed circuit board and sheet metal operations to redeploy production to other locations or outside vendors where lower costs can be attained. The provision included $2,606,000 to reduce certain assets to estimated realizable value, $954,000 for severance and $1,921,000 for other directly associated costs. The restructuring activities were implemented during the Company's fourth fiscal quarter of 1992 and were completed in fiscal 1993, except the amount provided for Taiwanese liquidation taxes has not yet been paid. The formal dissolution is pending governmental approval from Taiwan and is anticipated to occur in the fourth fiscal quarter of 1995 or the first fiscal quarter of 1996.

     The writedown of assets is comprised of writedowns on equipment and inventory. The equipment writedown was estimated as the difference between book value and the estimated fair value of the equipment. The inventory writedown was estimated as the difference between book value and estimated realizable value of the inventory. These writedowns have no effect on cash or cash equivalents.

     The severance charge was calculated by applying the Company's standard severance policy to the employee's affected.

     The direct cost charge consists of approximately $502,000 in restoration costs on leased facilities, $416,000 of rent under lease obligations, $395,000 in Taiwanese liquidation taxes, $230,000 for environmental impact statements and related costs, and $378,000 for other direct costs.

    In 1994, the provision reduced property and equipment and real estate held for sale by $242,000 and $350,000, respectively. In 1992, the provision reduced inventory and property and equipment by $1,075,000 and $1,531,000, respectively. Additionally, accrued wages increased by $426,000 and other current liabilities increased by $2,448,000 for estimated costs that relate to this restructuring.

Reserve for Restructuring Obligations                           1994                   1993               1992
                                                          ----------             ----------         ----------
Balance at beginning of year                              $  621,000             $2,430,000         $1,705,000
  Provision charged to income                              1,021,000                      0          5,480,000
  Amounts paid                                              (765,000)            (1,809,000)        (4,755,000)
                                                          ----------             ----------         ----------

Balance at end of year                                    $  877,000             $  621,000         $2,430,000
                                                          ==========             ==========         ==========

15. BUSINESS COMBINATION

    On July 30, 1993, the Company acquired substantially all of the assets and liabilities of Honeywell, Inc.'s Keyboard Division (HKD). The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the underlying acquired assets and assumed liabilities at their estimated fair market values at July 30, 1993.

Acquisition costs are summarized as follows (in thousands):
        Cash                                             $    22,000
        Liabilities assumed                                    5,832
        Acquisition costs                                      5,000
        Note payable, Honeywell Inc.                           3,648
        Common stock issued                                    3,200
                                                          ----------
        Total                                            $    39,680
                                                          ----------


These costs were allocated based on fair value as follows:
        Trade receivables                                $     8,505
        Inventories                                           10,964
        Other current assets                                     489
        Property, plant and equipment                         17,922
        Goodwill                                               1,800
                                                          ----------
        Total                                            $    39,680
                                                          ----------

     The stock was recorded at a twenty percent discount to the closing market price on July 30, 1993 due to the three year trading restrictions on the stock at the acquisition date. The costs incurred as part of the acquisition included $1,125,000 for severance for terminating employees of HKD, $175,000 for transition payroll for terminating employees of HKD, $1,100,000 for relocation of employees of HKD, $700,000 for the closure of an acquired facility, $1,000,000 for the assumption of certain potential liabilities (see note 9), and $900,000 for certain other direct purchase and integration costs.






                     NOTES TO PRO FORMA FINANCIAL STATEMENTS

NOTE 1 - General

    The objective of the Pro Forma Statement of Operations is to show what the significant effects on the historical financial information might have been had the Company acquired the Keyboard Division of Honeywell, Inc. on July 5, 1992. The amounts are based upon certain assumptions and estimates which Key Tronic Corporation believes are reasonable.

NOTE 2 - Pro Forma Statement of Operations

    As required by APB Opinion No. 16, pro forma information on results of operations is presented for the years ended July 2, 1994 and July 3, 1993. The results of operations is being reported as if the companies had combined at the beginning of each respective fiscal year.

    For year July 3, 1993 the information reported is actual results of operations for both companies. Adjustments to the Pro Forma Statement of Operations primarily give effect to the elimination of corporate allocations from Honeywell, Inc., the recognition of interest expense on the acquisition debt, and the effect on per share earnings as a result of the additional shares issued in the acquisition. The corporate allocations were predominately charged as a percentage of division revenues for general corporate overhead and do not represent specific costs incurred on behalf of the division.

    For the year ended July 2, 1994 the information reported is one month of results of operations for the Honeywell Keyboard Division and the actual results of operations for Key Tronic Corporation, as Key Tronic Corporation's actual results include eleven months of operations of the former Honeywell Keyboard Division.

NOTE 3 - Allocations

     Corporate allocations for services provided by Honeywell headquarters for the Keyboard Division were eliminated. These services were for payroll processing, employee benefit administration, treasury and banking services and in-house legal services. Key Tronic already performs these functions and does not anticipate increased costs in these areas.

    The following pro forma information represents the results of operations of the Company and HKD for the years ended July 2, 1994 and July 3, 1993, on an individual as well as combined basis. The pro forma results do not necessarily indicate the actual results that would have been obtained, nor are they necessarily indicative of the future operations of the combined companies. The unaudited pro forma results of operations were as follows:










                                                                              Year Ended July 2, 1994

                                                            Honeywell
                                                             Keyboard              Key Tronic
                                                             Division             Corporation                  Combined
                                                            ---------             -----------                  --------
                                                                    (dollars in thousands, except per share amounts)


Net Sales                                                      $5,539                $159,447                  $164,986

Cost of sales                                                   5,296                 142,397                   147,693
                                                           ----------              ----------                ----------

Gross Profit on Sales                                             243                  17,050                    17,293

Operating Expenses:
Research, development and engineering                             383                   5,836                     6,219
Selling                                                           417                   7,409                     7,826
General and administrative                                        324                  10,950                    11,274
Restructuring of business line                                      0                   1,021                     1,021
                                                           ----------              ----------                ----------

OPERATING INCOME (LOSS)                                          (881)                 (8,166)                   (9,047)

Net Interest Income (Expense) and Other                            46                  (1,636)                   (1,590)
                                                           ----------              ----------                ----------

Income (Loss) Before federal taxes on income
  and cumulative effect of change in accounting
  principle                                                      (835)                 (9,802)                  (10,637)

Provision (Benefit) for Income Taxes                                0                       8                         8
                                                           ----------              ----------                ----------

Earnings (Loss) before cumulative effect
  of change in accounting principle                              (835)                 (9,810)                  (10,645)

Cumulative effect to July 4, 1993, of
  change in accounting for income taxes                             0                   8,750                     8,750
                                                           ----------              ----------                ----------

Net Income (Loss)                                          $     (835)             $   (1,060)               $   (1,895)
                                                           ==========              ==========                ==========

Earnings (Loss) Per Share:
Before cumulative effect of change
  in accounting principle                                  $     N.A.              $    (1.19)               $    (1.29)
                                                           ==========              ==========                ==========
Primary Earnings Per Common Share net
  of cumulative effect of change in
  accounting principle                                     $     N.A.              $    (0.13)               $    (0.23)
                                                           ==========              ==========                ==========
Fully Diluted Earnings Per Common Share
  net of cumulative effect of change in
  accounting principle                                     $     N.A.              $     N.A.                $     N.A.
                                                           ==========              ==========                ==========

Weighted Average Shares Outstanding                              N.A.                   8,231                     8,231
                                                           ==========              ==========                ==========
Primary Shares Outstanding                                       N.A.                    N.A.                      N.A.
                                                           ==========              ==========                ==========
Fully Diluted Shares Outstanding                                 N.A.                    N.A.                      N.A.
                                                           ==========              ==========                ==========

                                                                                Year Ended July 3, 1993
                                                       Honeywell
                                                        Keyboard           Key Tronic
                                                        Division          Corporation       Adjustments         Combined
                                                      ----------          -----------       -----------       ----------
                                                                     (dollars in thousands, except per share amounts)


Net Sales                                                $83,109             $123,318                 0         $206,427

Cost of sales                                             66,736               95,073                 0          161,809
                                                      ----------          -----------       -----------       ----------

Gross Profit on Sales                                     16,373               28,245                 0           44,618

Operating Expenses:
Research, development and engineering                      4,923                6,701              (118)          11,506
Selling                                                    5,561                7,616                             13,177
General and administrative                                 4,671                9,778            (1,126)          13,323
                                                     -----------          -----------       -----------       ----------
Operating Income                                           1,218                4,150             1,244            6,612

Net Interest Income and Other                                306                  221            (1,759)          (1,232)
                                                      ----------          -----------       -----------       ----------

Income before income taxes                                 1,524                4,371              (515)           5,380

Provision for Income Taxes                                     0                  522                 0              522
                                                      ----------          -----------       -----------       ----------

Net Income                                            $    1,524          $     3,849       $      (515)      $    4,858
                                                      ==========          ===========       ===========       ==========

Earnings Per Share:
Primary Earnings Per Common Share                     $     N.A.          $      0.42       $       .09       $     0.51
                                                      ==========          ===========       ===========       ==========

Fully Diluted Earnings Per Common Share               $     N.A.          $      0.42       $       .09       $     0.51
                                                      ==========          ===========       ===========       ==========
Primary Shares Outstanding                                  N.A.                9,102               400            9,502
                                                      ==========          ===========       ===========       ==========
Fully Diluted Shares Outstanding                            N.A.                9,204               400            9,604
                                                      ==========          ===========       ===========        =========





                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND SIGNATURES

SCHEDULE VIII
                                           KEY TRONIC CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                               FISCAL YEARS ENDED JULY 2, 1994
                                                JULY 3, 1993 AND JULY 4, 1992

                                                                             1994                 1993              1992
                                                                       ----------           ----------        ----------

Allowance for Obsolete Inventory

Balance at beginning of year                                           $  726,838           $3,053,786        $5,053,467
Assets acquired in acquisition                                          2,071,558                    0                 0
 Provision charged to income                                            1,757,713              534,200         2,451,959

 Dispositions                                                            (974,662)          (2,861,148)       (4,451,640)
                                                                       ----------           ----------        ----------


Balance at end of year                                                 $3,581,447           $  726,838        $ ,053,786

Allowance for Doubtful Accounts

Balance at beginning of year                                          $ 1,110,582           $  791,505        $  521,944
Assets acquired in acquisition                                            637,156                    0                 0
 Provision charged to income                                              542,179              713,390           465,556
 Write-offs and reinstatements                                           (751,400)            (394,313)         (195,995)
                                                                       ----------           ----------        ----------

Balance at end of year                                                $ 1,538,517           $1,110,582        $  791,505
                                                                      ===========           ==========        ==========

Reserve for Litigation

Balance at beginning of year                                          $ 1,500,091           $2,755,879        $2,367,157
Assets acquired in acquisition                                          1,000,000                    0                 0
 Provision charged (credited) to income                                         0                    0           470,000
Cost incurred-net of recoveries                                           (73,716)          (1,255,788)          (81,278)
                                                                      -----------           ----------        ----------

Balance at end of year                                                  2,426,375            1,500,091         2,755,879
Less long-term portion                                                          0                    0                 0
                                                                       ----------           ----------        ----------

Current portion                                                       $ 2,426,375           $1,500,091        $2,755,879
                                                                      ===========           ==========        ==========

Accrued Warranty Costs

Balance at beginning of year                                          $   332,093           $  570,532        $  420,000
Assets acquired in acquisition                                            627,341                    0                 0
 Provision charged to income                                              646,759              765,535           684,567
 Costs incurred                                                          (843,909)          (1,003,974)         (534,035)
                                                                      -----------           ----------        ----------

Balance at end of year                                                $  762,284            $  332,093        $  570,532
                                                                      ==========            ==========        ==========

Long-term Investment Allowance

Balance at beginning of year                                          $  290,490            $  290,490        $  290,000
 Provision charged to income                                                   0                     0               490
                                                                      ----------            ----------        ----------
Balance at end of year                                                $  290,490            $  290,490        $  290,490
                                                                      ==========            ==========        ==========

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 19, 1995
                             KEY TRONIC CORPORATION


          By:  /s/ Stanley Hiller, Jr.
               --------------------------------------------
               Stanley Hiller, Jr., Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Stanley Hiller, Jr.                       5-19-95
- ------------------------                      --------
Stanley Hiller, Jr.                             Date
(Chief Executive Officer
 and Director)



/s/ Ronald F. Klawitter                       5-19-95
- ------------------------                      --------
Ronald F. Klawitter                             Date
(Principal Financial
 and Accounting Officer)



/s/ Thomas W. Cason                           5-19-95
- ------------------------                      --------
Thomas W. Cason                                 Date
(President, Chief Operating Officer
 and Director)



/s/ Wendell J. Satre                          5-19-95
- ------------------------                      --------
Wendell J. Satre                                Date
(Chairman)



/s/ Lewis G. Zirkle                           5-19-95
- ------------------------                      --------
Lewis G. Zirkle                                 Date
(Director)



                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:





/s/ Yacov A. Shamash                          5-19-95
- ------------------------                      --------
Yacov A. Shamash                                Date
(Director)



/s/ Dale F. Pilz                              5-19-95
- ------------------------                      --------
Dale F. Pilz                                    Date
(Director)



/s/ William E. Terry                          5-19-95
- ------------------------                      --------
William E. Terry                                Date
(Director)