Form 10-Q/A
period 1994-12-31
KEY TRONIC CORP
filed 1995-05-19
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A


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





                             KEY TRONIC CORPORATION

                                      INDEX

                                                                Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Independent Accountants Review Report                  3

          Consolidated Balance Sheets - December 31, 1994
           and July 2, 1994                                      4-5

          Consolidated Statements of Income - Second Quarter
           Ended December 31, 1994 and January 1, 1994           6

          Consolidated Statements of Income - Two Quarters       7
           Ended December 31, 1994 and January 1, 1994

          Consolidated Statements of Cash Flows - Two Quarters
           Ended December 31, 1994 and January 1, 1994           8

          Notes to Consolidated Financial Statements             9-14

Item 2.   Management's Discussion and Analysis of the Financial
           Condition and Results of Operations                   14-17

PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings                                      18

Item 4.   Submission of Matters to a Vote of Security Holders    18

Item 5.   Other Events                                           18

Item 6.   Exhibits and Reports on Form 8-K                       18

SIGNATURES                                                       19


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



/s/ Deloitte & Touche LLP

January 27, 1995








                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                            December 31,       July 2,
                                                    1994          1994
                                             -----------       --------
                                             (Unaudited)       (Audited)
                                                     (in thousands)

ASSETS

Current Assets:

Cash and cash equivalents                   $      2,417       $  4,996
Trade receivables, less allowance for
 doubtful accounts of $1,225 and $1,539           27,066         25,435
Inventories (Note 2)                              24,874         21,787
Real estate held for sale                          2,339          2,339
Deferred income tax asset - current                2,663          2,940
Other                                              3,510          1,838
                                             -----------       --------

     Total current assets                         62,869         59,335


Property, plant and equipment - at cost           84,912         82,348
 Less accumulated depreciation                    51,597         47,579
                                             -----------       --------

     Total property, plant and equipment          33,315         34,769




Other Assets:

Deferred income tax asset - non-current            5,483          5,810
Goodwill                                           1,722          1,760
Other                                              1,398            254
                                             -----------       --------

     Total other assets                            8,603          7,824
                                             -----------       --------

                                            $    104,787       $101,928
                                             ===========       ========

See accompanying notes to consolidated financial statements.







                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                            December 31,       July 2,
                                                    1994          1994
                                             -----------       --------
                                             (Unaudited)       (Audited)
                                                     (in thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of long-term obligations    $      2,609       $  4,721
Accounts payable                                  16,603         17,159
Employee compensation and accrued vacation         3,503          2,929
Taxes other than income tax                        1,551          1,496
Commissions payable                                  373            339
Other                                              4,666          5,076
                                             -----------       --------

     Total current liabilities                    29,305         31,720
                                             -----------       --------


Long-term obligations, less current portion
 above                                            28,826         25,696
                                             -----------       --------

Commitments and Contingencies (Note 3)

Shareholders' Equity:

Common stock, no par value, authorized
 25,000 shares; issued and outstanding
 8,339 and 8,271 shares                           36,693         36,251
Retained earnings                                  9,497          8,320
Foreign currency translation adjustment              466            (59)
                                             -----------       --------

     Total shareholders' equity                   46,656         44,512
                                             -----------       --------

                                             $   104,787       $101,928
                                             ===========       ========

See accompanying notes to consolidated financial statements.





                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                               Second Quarter Ended
                                            December 31,     January 1,
                                                    1994           1994
                                            ------------     ----------
                                (in thousands, except per share amounts)

Net sales                                   $     48,748     $   41,262
Cost of sales (including warranty
 provision of $296 and $250)                      41,188         36,708
                                            ------------     ----------
Gross profit on sales                              7,560          4,554
Operating Expenses:
Research, development and engineering              1,454          1,636
Selling                                            1,381          2,146
General and administrative (including
 provision for doubtful accounts receivable
 of $161 and $124)                                 2,623          2,698
                                            ------------     ----------

Operating income (loss)                            2,102         (1,926)

Interest expense                                     764            446
Other (Income) expense                                16            (27)
                                            ------------     ----------

Income (loss) before federal taxes on income       1,322         (2,345)

Provision (benefit) for income taxes                 473            (42)
                                            ------------     ----------

Net income                                  $        849    $    (2,303)
                                            ============     ==========

Earnings Per Share (See exhibit 11):
Net income (loss) per weighted average
 share                                      $        .10     $    (0.28)
                                            ------------     ----------
Primary earnings per common share                   N.A.           N.A.
                                            ------------     ----------
Fully diluted earnings per common share             N.A.           N.A.
                                            ------------     ----------

Weighted average shares outstanding                8,314          8,255
                                            ------------     ----------
Primary shares outstanding                          N.A.           N.A.
                                            ------------     ----------
Fully diluted shares outstanding                    N.A.           N.A.
                                            ------------     ----------


See accompanying notes to consolidated financial statements.







                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                Two Quarters Ended
                                            December 31,     January 1,
                                                    1994           1994
                                            ------------     ----------
                               (in thousands, except per share amounts)

Net sales                                   $     94,184     $   77,332
Cost of sales (including warranty
 provision of $489 and $384)                      80,281         68,244
                                            ------------     ----------
Gross profit on sales                             13,903          9,088
Operating Expenses:
Research, development and engineering              2,779          2,927
Selling                                            2,607          3,983
General and administrative (including
 provision for doubtful accounts receivable
 of $345 and $218)                                 5,247          5,381
                                            ------------     ----------

Operating income (loss)                            3,270         (3,203)

Interest expense                                   1,434            781
Other (Income) expense                               (20)           (69)
                                            ------------     ----------

Income (loss) before federal taxes on income       1,856         (3,915)

Provision for income taxes                           679             29
                                            ------------     ----------

Earnings (loss) before cumulative effect of
 change in accounting                              1,177         (3,944)

Cumulative effect to July 4, 1993, of change
 in accounting for income taxes (Note 5)               0          8,750
                                            ------------     ----------

Net income                                  $      1,177     $    4,806
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




                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                 Two Quarters Ended
                                            December 31,     January 1,
                                                    1994           1994
                                            ------------     ----------
Increase (decrease) in Cash and Cash Equivalents:     (in thousands)
Cash Flows from Operating Activities:
 Net income                                 $      1,177     $    4,806
Adjustments to Reconcile Net Income to
 Cash Provided by Operating Activities:
  Depreciation and amortization                    4,287          4,100
  Provision for obsolete inventory                 1,063            204
  Provision for doubtful receivables                  (7)           218
  Provision for warranty                             489            384
  Gain on disposal of property and equipment         (92)            (5)
  Cumulative effect of change in accounting
   for income taxes (Note 5)                           0         (8,750)
Changes in Operating Assets and Liabilities:
Trade receivables                                 (1,624)          (567)
Inventories                                       (4,150)         1,754
Deferred income tax asset                            604
Other assets                                      (1,700)           807
Accounts payable                                    (556)         1,158
Employee compensation and accrued vacation           574             30
Other liabilities                                   (810)        (3,643)
                                            ------------     ----------
Cash provided (used) by operating activities        (745)           496
                                            ------------     ----------

Cash Flows from Investing Activities:
Cash paid for assets acquired and
 liabilities assumed, net (Note 1)                              (22,000)
Proceeds from sale of property and equip.            238              5
Purchase of property and equipment                (2,874)        (3,480)
                                            ------------     ----------
Cash used in investing activities                 (2,636)       (25,475)
                                            ------------     ----------

Cash Flows from Financing Activities:
  Refinancing fees                                (1,183)
  Issuance of common stock                           442             86
  Proceeds from long-term obligations             26,900         22,269
  Payments on long-term obligations              (25,882)          (170)
                                            ------------     ----------
Cash provided by financing activities                277         22,185
                                            ------------     ----------

Effect of exchange rate changes on cash              525           (678)
                                            ------------     ----------
Net decrease in cash and cash equivalents         (2,579)        (3,472)

Cash and cash equivalents, beginning of year       4,996          6,205
                                            ------------     ----------
Cash and cash equivalents, end of second
 quarter                                    $      2,417     $    2,733
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

     Details of this transaction are more fully reported on Form 8-K dated July 30, 1993.

2.  INVENTORIES
                                            December 31,        July 2,
                                                    1994          1994
                                            ------------        -------
                                             (Unaudited)       (Audited)
                                                      (in thousands)

      Finished goods                        $      4,407       $  3,385
      Work-in-process                              3,406          3,048
      Raw materials                               21,319         19,145
      Reserve for obsolescence                    (4,258)        (3,791)
                                            ------------        -------
                                            $     24,874        $21,787
                                            ============        =======



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

     Litigation

     The Company used Mica Sanitary landfill, a public dump site operated by the County of Spokane, until early 1975. Mica landfill is a state lead National Priority List site ("NPL") . Mica landfill was placed on the NPL in 1985. In l988 the Washington Department of Ecology and Spokane County entered into a Consent Decree requiring the County to conduct a Remedial Investigation (RI) followed by appropriate Remedial Action (RA). The County's RI was completed by the County in September 1992. An interim remedial action plan was completed in late 1993 and instituted in mid 1994 to be followed by a 5 year performance monitoring program to be conducted by the County to determine if additional remedial measures are needed. The Company has not been named as a Potentially Liable Party ("PLP") under the State Toxic Control Act ("STCA") or as a Potentially Responsible Party ("PRP") under CERCLA, as amended ("CERCLA"). To date, test results have not shown the waste disposed of by the Company at Mica to be a source of pollution or contamination. Prior to 1989 certain third parties were designated PRP's and PLP's . The Company made a provision prior to the beginning of fiscal year 1992 based on information then currently available to it and the Company's prior experience in connection with another NPL landfill site where the Company disposed of a similar type of waste which it disposed of at Mica, for its estimate of probable legal costs to be associated with this matter. No provision has been made for probable liability for remedial action, because management does not believe a range of probable or reasonably possible costs is estimable at this time based upon the fact that the Company to date has not been named a PRP or PLP and the uncertainty as to what additional pollution or contamination will be disclosed over the course of the County's 5 year monitoring and testing program. The accrued balance was $900,000 at the end of the second fiscal quarter of 1995, the end of fiscal 1994 and the end of the second quarter of fiscal year 1994. Management does not believe there to be any reasonably possible losses for legal costs beyond the existing accrual for probable losses which could be material to future financial position or results of operations. No provision has been made to cover any future costs to the Company of any remedial action or clean-up activities because those costs, if any, can not be determined at this time. Given the inherent uncertainty in environmental matters, limited information available with respect to any future remedial measures, uncertainty of the results of future monitoring tests, limited information as to the number of PRP's and PLP's , the uncertainty as to whether the Company will be designated a PRP or PLP with respect to the site and the complexity of the circumstances surrounding this matter, management's estimate is subject to and will change as facts and circumstances warrant.
Based upon publicly available cost estimates of remediation and clean-up at the site and the contributions to date of designated PRP's and PLP's, management believes that insurance coverage is probable for any reasonably possible future remedial or clean-up costs to the Company.

     Pursuant to the Amended and Restated Purchase and Sale Agreement between Honeywell, Inc. and Key Tronic Corporation, dated as of July 30, 1993 (the "Agreement"), the Company assumed known and unknown product liabilities and unknown but potentially incurred environmental liabilities for a portion of any pre-existing claims against Honeywell, Inc. ("Honeywell") which are asserted after the closing date relating to environmental matters and to product liability matters associated with products manufactured by Honeywell prior to its ceasing manufacture of those products on the closing date of the Agreement. Honeywell retained responsibility for unasserted claims not assumed by the Company as follows: Honeywell retained responsibility for environmental and product liability claims, incurred but not reported as of the closing date, in excess of $1,000,000 in the aggregate which 1) in the case of environmental claims are asserted within two years following the closing date or which 2) in the case of product liability claims are asserted within five years following the closing date. Management estimated on the closing date of the acquisition that it was probable that $1.0 million of incurred but not reported product liability claims would be recorded during the 5 year period following the closing of the Agreement and the Company recorded this liability as part of the acquisition costs. The accrued balance for these product liability claims was $830,000 at the end of the second fiscal quarter of 1995 versus $950,000 at the end of fiscal year 1994 and $1,000,000 at the end of the second quarter of fiscal year 1994. The reduction in the accrued balance reflects charges for expenses. Management does not believe there to be any reasonably possible product liability losses beyond the existing accrual for probable losses which could be material to future financial position or results of operations. The Company has not made a provision for Honeywell environmental claims which may be discovered and asserted after the closing date or product liability claims which may be asserted five or more years after the closing date, because management does not believe such potential liabilities are reasonably possible at this time. No environmental claims have been asserted as of fiscal year end 1994. Given the inherent uncertainty in litigation, in environmental matters and in contract interpretation, the inherently limited information available with respect to unasserted claims and the complexity of the circumstances surrounding these matters, management's estimates are subject to and will change or be established as facts and circumstances warrant.

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

     The Company currently has one hundred suits by computer keyboard users which are in State or Federal Courts in California, Florida, Kentucky, Pennsylvania, New Jersey and New York. These suits allege that specific keyboard products manufactured by the company were sold with manufacturing, design and warning defects which caused or contributed to their injuries. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance, however the likelihood that punitive damages, if awarded, will be covered by insurance is remote. The Florida, one New Jersey and the Pennsylvania suits were removed from New York. A total of eight suits have been dismissed from New York, California and Texas, the dismissal of one California suit was recently reversed on appeal. The Company believes it has valid defenses and will vigorously defend these claims. These claims are in the early stages of discovery. Given the early stage of litigation, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, the range of reasonably possible losses in connection with these suits is not estimable at this time. Therefore no provision has been made to cover any future costs. Management's position will change if warranted by facts and circumstances.
     The Company's total accrual for litigation related matters, including compensatory damages, and legal costs, was $2.3 million, $2.4 million and $2.5 million as of December 31, 1994, July 2, 1994 and January 1, 1994, respectively.


4.  LONG TERM OBLIGATIONS

     On October 24, 1994 the Company entered into a secured financing agreement with the CIT Group/Business Credit, Inc. (CIT). The agreement contains a $12 million term note and a revolving loan for up to $28 million. The agreement is secured by the assets of the Company. This agreement replaces a $5.0 million secured revolving credit agreement and a $20.9 million note payable to a financial institution. At December 31, 1994 and July 2, 1994, the Company was in compliance with all debt covenants and restrictions.

     Details of this transaction are more fully reported on Form 8-K dated October 31, 1994.

     Long-term obligations consist of:
                                            December 31,        July 2,
                                                    1994           1994
                                            ------------        -------
                                                     (in thousands)

Note payable - CIT                          $     12,000        $     0
Revolving loan - CIT                              14,733              0
Note payable - financial institution                   0         22,000
Revolving line - financial institution                 0          3,715
Note payable - Honeywell, Inc.                     3,649          3,649
Deferred compensation obligation                     676            698
Capital lease obligations                            374            321
Installment contracts                                  3             34
                                            ------------        -------
                                                  31,435         30,417
Less current portion                              (2,609)        (4,721)
                                            ------------        -------
                                            $     28,826        $25,696
                                            ============        =======


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







6.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                Second Quarter Ended
                                            December 31,     January 1,
                                                    1994           1994
                                            ------------    -----------
                                                    (in thousands)

     Interest payments                      $        521     $      447
     Income tax payments                               0              0


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

     On October 24, 1994 the Company entered into a secured financing agreement with The CIT Group/Business Credit, Inc. (CIT) (see note 4 to the financial statements). The agreement contains covenants that relate to minimum net worth, minimum working capital, income statement and balance sheet ratios and restricts investments, disposition of assets, and payment of dividends. The agreement contains a $12,000,000 term note and a revolving loan for up to $28,000,000.
The agreement is secured by the assets of the corporation. At December 31, 1994 and July 2, 1994, the Company was in compliance with all debt convenants and restrictions.

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

During the first six months of fiscal year 1995 "other current assets" increased by $1.7 million. This increase is due to approximately $300,000 for insurance premium renewals, $550,000 for a workers compensation insurance deposit, $200,000 for prepaid royalties, and $650,000 for reimbursable tooling costs incurred.


During the first six months of fiscal year 1995 "other (non-current) assets" increased by $1.1 million. This increase is due to refinancing charges incurred. These charges will be amortized over the life of the financing agreement.

     The Company believes that cash, cash equivalents, funds available under the line of credit, and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

NET SALES
     Net sales for the fiscal 1995 second quarter, which ended December 31, 1994, were $48.7 million compared to $41.3 million for the second quarter of the previous year. The increase in revenue is a result of additional revenue from new customers and product lines. For the six months ended December 31, 1994, sales were $94.2 million compared to $77.3 for the same period of the previous year. The increase in revenue is a result of an increased revenue base realized from the acquisition of HKD coupled with additional revenue from new customers and product lines.

Keyboard shipments increased 19.8% over the second quarter from the prior year while the average selling price declined approximately 4.3%. The increase in units shipped is due primarily to the sale of new products. . For the six months ended December 31, 1994, unit shipments increased 27.6% over the same period of the prior year while the average selling price declined approximately 5.7%. The increase in units shipped is due primarily to the addition of operations from HKD, new customer sales, and the sale of new products. Non-keyboard revenue accounted for 9.1% of total revenue in the second quarter versus 7.6% in the second quarter of the prior year. For the six months ended December 31, 1994, non-keyboard revenue accounted for 9.1% of total revenue versus 8.0% for the same period of the prior year.

COST OF SALES
     Cost of sales were 84.5% of revenue in the second quarter of 1995 compared to 89.0% for the second quarter of 1994. The cost of sales percentage decreased due to increased margins resulting from cost reductions, higher margins in new products, and manufacturing efficiencies gained due to the redeployment of production from the company's Cheney WA plant to other locations (details of this transaction were more fully reported on Form 10-Q dated April 2, 1994). Cost of sales were 85.2% of revenue for the six months ended December 31, 1994, compared to 88.2% for the same period of the prior year. The cost of sales percentage decreased due to increased margins resulting from cost reductions, higher margins in new products, and manufacturing efficiencies gained due to the redeployment of production from the company's Cheney WA plant to other locations. This decrease in cost of sale percentage was also aided by a favorable change in fixed cost absorption as a result of the increased volume in units and dollars.

RESEARCH, DEVELOPMENT AND ENGINEERING
     Research, development and engineering expenses were $1.5 million in the second quarter of fiscal 1995 and $1.6 million for the same period of fiscal 1994. As a percentage of sales, R, D & E expenditures were 3.0% in the second quarter of 1995 compared to 4.0% in the second quarter of 1994. As a percent of revenue the decrease is due primarily to the increase in the revenue base. Research, development and engineering expenses were $2.8 million for the six months ended December 31, 1994 and $2.9 million for the same period of the prior year. As a percentage of sales, R, D & E expenditures were 3.0% during this period compared to 3.8% for the same period of the prior year. As a percent of revenue the decrease is due primarily to the increase in the revenue base.

SELLING EXPENSES
     Selling expenses were $1.4 million in the second quarter of 1995 compared to $2.1 million in the second quarter of 1994. Selling expenses as a percentage of revenue were 2.8% for the quarter compared to 5.2% in the same quarter of fiscal 1994. Selling expenses decreased, both in dollars and as a percentage of revenue, due to efficiencies gained upon combining with HKD operations and decreased commissions. Commissions decreased due to the company's decision to discontinue the use of outside sales representatives. Selling expenses were $2.6 million for the six months ended December 31, 1994 compared to $4.0 million for the same period of the prior year. Selling expenses as a percentage of revenue were 2.8% for the quarter compared to 5.2% in the same quarter of fiscal 1994. Selling expenses decreased, both in dollars and as a percentage of revenue, due to efficiencies gained upon combining with HKD operations and decreased commissions. Commissions decreased due to the company's decision to discontinue the use of outside sales representatives.

GENERAL AND ADMINISTRATIVE
     General and administrative expenses were $2.6 million in the second quarter of 1995 compared to $2.7 million in the second quarter of fiscal 1994. As a percent of revenue G&A expenses were 5.4% in the second quarter compared to 6.5% during the second quarter of the prior year. As a percent of revenue the decrease is primarily due to the increased revenue base. General and administrative expenses were $5.2 for the six months ended December 31, 1994 compared to $5.4 million for the same period of the prior year. As a percent of revenue G&A expenses were 5.6% in the second quarter compared to 7.0% during the second quarter of the prior year. As a percent of revenue the decrease is primarily due to the increased revenue base.

INTEREST
     Interest expense was $764,000 in the second quarter of 1995 compared to $446,000 for the second quarter of 1994. For the six months ended December 31, 1994 interest expense was $1,434,000 compared to $781,000 for the same period of the prior year. These increases are due to a combination of increased borrowings and higher interest rates.

INCOME TAXES
     Income taxes provision (benefit) was $473,000 and ($42,000) for the second quarters of 1995 and 1994, respectively. In the second quarter of 1995 $48,000 of this provision and $35,000 of 1994's second quarter benefit relate to taxes on earnings of foreign subsidiaries. The remaining $425,000 of the second quarter 1995 provision relates to taxes on U.S. earnings. For the six months ended December 31, 1994 income taxes provision was $679,000 compared to $29,000 for the same period of the prior year. $75,000 of this provision and $109,000 of the prior year provision relate to taxes on earnings of foreign subsidiaries. The balance of the provision relates to taxes on U.S. earnings. The Company has tax loss carryforwards of approximately $27.7 million which expire in varying amounts in the years 2003 through 2009.

ESOP
     No contributions to the Employee Stock Ownership Plan (ESOP) were made during the first six months of fiscal years 1995 and 1994.

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




                          KEY TRONIC CORPORATION





             /s/ Thomas W. Cason               5/19/95
             -----------------------         -----------
             Thomas W. Cason                      Date
             President &
             Chief Operating Officer




             /s/ Ronald F. Klawitter           5/19/95
             -----------------------         -----------
             Ronald F. Klawitter                  Date
             Principal Financial &
             Accounting Officer