Form 10-Q/A
period 1994-12-31
KEY TRONIC CORP
filed 1995-05-19
CIK 719733

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


                             KEY TRONIC CORPORATION

                                      INDEX



PART I.   FINANCIAL INFORMATION:                                 PAGE NO.

Item 1.   Financial Statements

          Notes to Consolidated Financial Statements             3-9


PART II.  OTHER INFORMATION:

Item 5.   Other Events                                           10


SIGNATURES                                                       11


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

- --------------------------------------------------------------

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

     Details of this transaction are more fully reported on Form 8-K dated July 30, 1993.

2.  INVENTORIES
                                    April 1,     July 2,
                                        1995       1994
                                 -----------     -------
                                  (Unaudited)   (Audited)
                                        (in thousands)

      Finished goods             $     5,908     $ 3,385
      Work-in-process                  3,967       3,048
      Raw materials                   20,903      18,935
      Reserve for obsolescence        (3,040)     (3,581)
                                 -----------     -------
                                 $    27,738     $21,787
                                 ===========     =======


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

     Pursuant to the Amended and Restated Purchase and Sale Agreement between Honeywell, Inc. and Key Tronic Corporation, dated as of July 30, 1993 (the "Agreement"), the Company assumed known and unknown product liabilities and unknown but potentially incurred environmental liabilities for a portion of any pre-existing claims against Honeywell, Inc. ("Honeywell") which are asserted after the closing date relating to environmental matters and to product liability matters associated with products manufactured by Honeywell prior to its ceasing manufacture of those products on the closing date of the Agreement. Honeywell retained responsibility for unasserted claims not assumed by the Company as follows: Honeywell retained responsibility for environmental and product liability claims, incurred but not reported as of the closing date, in excess of $1,000,000 in the aggregate which 1) in the case of environmental claims are asserted within two years following the closing date or which 2) in the case of product liability claims are asserted within five years following the closing date. Management estimated on the closing date of the acquisition that it was probable that $1.0 million of incurred but not reported product liability claims would be recorded during the 5 year period following the closing of the Agreement and the Company recorded this liability as part of the acquisition costs. The accrued balance for these product liability claims was $735,000 at the end of the third fiscal quarter of 1995 versus $950,000 at the end of both fiscal 1994 and the third quarter of fiscal year 1994. The reduction in the accrued balance reflects charges for expenses. Management does not believe there to be any reasonably possible product liability losses beyond the existing accrual for probable losses which could be material to future financial position or results of operations. The Company has not made a provision for Honeywell environmental claims which may be discovered and asserted after the closing date or product liability claims which may be asserted five or more years after the closing date, because management does not believe such potential liabilities are reasonably possible at this time. No environmental claims have been asserted as of fiscal year end 1994. Given the inherent uncertainty in litigation, in environmental matters and in contract interpretation, the inherently limited information available with respect to unasserted claims and the complexity of the circumstances surrounding these matters, management's estimates are subject to and will change or be established as facts and circumstances warrant.

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

     The Company currently has one hundred eight suits by computer keyboard users which are in State or Federal Courts in California, Florida, Kentucky, Pennsylvania, New Jersey and New York. These suits allege that specific keyboard products manufactured by the company were sold with manufacturing, design and warning defects which caused or contributed to their injuries. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance, however the likelihood that punitive damages, if awarded, will be covered by insurance is remote. The Florida, one New Jersey and the Pennsylvania suits were removed from New York. A total of eight suits have been dismissed from New York, California and Texas, the dismissal of one California suit was recently reversed on appeal. The Company believes it has valid defenses and will vigorously defend these claims. These claims are in the early stages of discovery. Given the early stage of litigation, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, the range of reasonably possible losses in connection with these suits is not estimable at this time. Therefore no provision has been made to cover any future costs. Management's position will change if warranted by facts and circumstances.
     The Company's total accrual for litigation related matters, including compensatory damages, and legal costs, was $2.2 million, $2.4 million and $2.5 million as of April 1, 1995, July 2, 1994 and April 2, 1994, respectively.




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

     Details of this transaction are more fully reported on Form 8-K dated October 31, 1994.


     Long-term obligations consist of:
                                                April 1,        July 2,
                                                    1995           1994
                                              ----------      ---------
                                                      (in thousands)

Note payable - CIT                            $   11,990       $      0
Revolving loan - CIT                              15,265              0
Note payable - financial institution                   0         22,000
Revolving line - financial institution                 0          3,715
Note payable - Honeywell, Inc.                     3,649          3,649
Deferred compensation obligation                     666            698
Capital lease obligations                            332            321
Installment contracts                                  0             34
                                              ----------       --------
                                                  31,902         30,417
Less current portion                              (4,017)        (4,721)
                                              ----------       --------
                                              $   27,885       $ 25,696
                                              ==========       ========


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

6.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                   Third Quarter Ended
                                                April 1,       April 2,
                                                    1995           1994
                                                --------       --------
                                                      (in thousands)

     Interest payments                          $    808       $    459
     Income tax payments                               0             10

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





PART II.  OTHER INFORMATION:


Item 5.   Other Events

          Filing of Registration Statement on Form S-3 on February 10, 1995 covering the sale of common stock held by certain shareholders.


                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                             KEY TRONIC CORPORATION



     /s/ Thomas W. Cason
     -----------------------                           ----------
     Thomas W. Cason                              Date
     President &
     Chief Operating Officer



     /s/
     -----------------------                           ----------
     Ronald F. Klawitter                          Date
     Principal Financial &
     Accounting Officer