Form 10-K
period 1995-07-01
KEY TRONIC CORP
filed 1995-09-29
CIK 719733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934
                             ----------------------

For the Fiscal Year Ended                            Commission File Number
July 1, 1995                                                        0-11559

                             KEY TRONIC CORPORATION

     Washington                                              91-0849125
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


The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $89,835,874 as of September 1, 1995.

The number of shares of Common Stock of the Registrant outstanding as of September 1, 1995 was 8,513,205 shares.

The Exhibit Index is located at Page 15.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1995 Annual Report to Shareholders , pages 1 and 10
- 32, are incorporated by reference into Parts I, II, and IV; a portion of the Registrant's Proxy Statement, pages 1 - 23, pursuant to Regulation 14A, covering the Annual Meeting of Shareholders to be held October 26, 1995 is incorporated by reference into Part III.





                             KEY TRONIC CORPORATION
                                 1995 FORM 10-K




                                TABLE OF CONTENTS


                                                                    Page
                                     PART I

Item 1.   Business                                                   3-9

Item 2.   Properties                                                   8
Item 3.   Legal Proceedings                                          8-9
Item 4.   Submission of Matters to a Vote of Security Holders          9


                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters                                         10

Item 6.   Selected Financial Data                                     10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   10

Item 8.   Financial Statements and Supplementary Data                 10

Item 9.   Disagreements on Accounting and Financial Disclosure        10


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant       11-13

Item 11.  Management Remuneration                                     13

Item 12.  Securities Ownership of Certain Beneficial Owners and
          Management                                                  13

Item 13.  Certain Relationships and Related Transactions              13


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, Reports on Form
          8-K and Signatures                                       14-23




                                     PART I


ITEM 1.  BUSINESS

The following discussion relates to fiscal years of the Company.

     Key Tronic Corporation, a Washington corporation organized in 1969, and its subsidiaries (hereinafter collectively called the "Company" or "Key Tronic" unless the context otherwise requires) are principally engaged in the design, development, and manufacture of input devices, primarily keyboards, for personal computers, terminals, and workstations.

BACKGROUND

     Keyboards are the primary means by which people input data and commands to computers. Keyboards consist of an array of switches, with each switch activated by an operator depressing a keycap to input a particular letter, number or special function to the computer. Full travel keyboards, with typewriter-like strokes, are preferred in high use applications where speed, accuracy, and ease of data input are required. Keyboards are distinguishable from keypads, which are short travel data entry devices more likely to be used where only numerical data entry is required, such as in push button telephones and pocket calculators.

     Keyboard configurations differ substantially, depending upon application and other factors with variables such as switch technology, the amount of key motion required to activate a switch, the feel or tactile response to the operator when depressing a key, and the shape, color and positioning of the individual keys. The majority of keyboards are sold with a plastic enclosure and cable, although keyboards for portable computers (notebooks and laptops) are generally sold unenclosed, housed within the system enclosure.

     Many keyboards contain a microprocessor. This microprocessor encodes the data being entered and sends it to the computer. The more powerful microprocessors available today allow intelligence to be included in the keyboard. With this intelligence, a keyboard can perform a number of functions which enhances the value of the keyboard in the overall hardware configuration.

     The majority of the Company's keyboards are custom designed for a particular computer product, although an increasing percentage consist of standard configurations or those that have been tailored to meet industry standards. Key Tronic has the capability to produce a variety of keyboards and keycap configurations to provide to computer manufacturers for the intended applications.

     The pace of computer product development requires that keyboard suppliers be able to rapidly design and manufacture new products for specific customer requirements, as well as develop new switch technology platforms that anticipate future market needs. Because of this, the Company provides custom design support which depends on its ability to closely control its tooling and manufacturing processes.

     The Company has recognized the need in the marketplace to provide more answers to data entry needs. In response to this need, the Company has developed other input devices that can be used separately or in conjunction with the keyboard. Some of these products include a touch pad, a mouse and an integrated trackball.

     The Company uses an internal sales force to reach a customer base that consists of Original Equipment Manufacturers (OEMs), corporations, and individual end users. Standard keyboard products that are plug-compatible with IBM, Apple and compatible personal computers are available through this network in addition to custom designed keyboards. The Company sells to principal customers primarily on a purchase order basis, as opposed to long-term contracts.

ACQUISITION OF ASSETS

     On July 30, 1993, the Company acquired substantially all of the assets and liabilities of Honeywell, Inc.'s Keyboard Division in a purchase accounting transaction for approximately $22.0 million in cash, $5.8 million in liabilities assumed, $5.0 million in acquisition costs, a note payable to Honeywell, Inc. of $3.6 million plus 400,000 shares of the Company's common stock valued at $3.2 million and a warrant to purchase an additional 300,000 shares of the Company's common stock. Details of this transaction are more fully discussed in Note 15 to the Company's 1995 Annual Report and in Form 8-K filed on August 12, 1993.

KEYSWITCH TECHNOLOGIES

     There are five prevalent keyswitch technologies for fully encoded keyboard applications presently available to computer manufacturer purchasers of keyboards: membrane, Hall effect, mechanical contact, conductive rubber, capacitance, and dome. Key Tronic currently manufactures keyboards employing capacitance and membrane technologies.

     CAPACITANCE SWITCH TECHNOLOGY

     In 1975, the Company developed a capacitance keyboard in response to demand for lower cost keyboards. Key Tronic was the first major independent keyboard supplier to successfully manufacture and market capacitance keyboards. The capacitance switch is based on two charged plates separated by an insulator brought into proximity by depressing the keycap. An electronic signal is transmitted at the point of closest proximity. Capacitance, mechanical, and membrane contact are currently the dominant technologies for applications which require detachable keyboards with serial output.

During 1992, the conversion of significant OEM customers to membrane keyswitch technologies from capacitance resulted in a change in the predominant technology used by the Company. It is anticipated that capacitance will continue to decline as a preferred technology platform as membrane and other technologies in development offer relative price advantages.

     MEMBRANE TECHNOLOGY

     In 1987, the Company developed a full travel membrane switch technology. The membrane switch offers significant reduction in material and labor costs. Specifically, a membrane keyboard utilizes a smaller printed circuit board and approximately 40 percent fewer electronic components than capacitance keyboards. In 1990, the Company completed development on an improved generation of membrane technology.

KEYBOARD PRODUCTS

     During 1995, 1994 and 1993, the Company realized revenues of approximately $185.3 million, $146.8 million and $110.7 million from the sale of keyboards representing approximately 89 percent, 92 percent and 90 percent of total sales.

     LOW PROFILE KEYBOARDS

     In 1979, Europe led a move toward adopting ergonomic standards for computer products designed to maximize operator comfort. The resulting DIN (Deutsche Industry Norm) standards were based on human factors engineering studies. The standards as applied to keyboards require a lower profile, designed to permit faster and more efficient data entry with less operator fatigue. This new design has become the worldwide standard. During 1981, Key Tronic committed to the extensive retooling required to manufacture the new lower profile design, and was the first domestic manufacturer in volume production of the low profile keyboards satisfying the DIN standards. The Company's low profile keyboards incorporate both the capacitance and membrane switch technologies. The Company believes it has a major position in the low profile noncaptive market.

     OEM STANDARD KEYBOARDS

     The keyboard market has continued to trend toward standard keyboard layouts. In order to accommodate the strong demand for standard products, the Company maintains a purchase-from-stock program. The most popular standard layouts are built and stocked for immediate availability.

     RETAIL KEYBOARDS

     In 1983, Key Tronic began supplying to the retail market fully enclosed plug-compatible keyboards. These products serve as enhancements to or replacements for the original system-supplied keyboard. The Company is presently selling its plug-compatible keyboards through a worldwide network of distributors.

     COMPLEX KEYBOARD PRODUCTS

     The Company developed a custom terminal for Reuters Limited in response to specifications developed by Reuters. The construction utilizes a custom injection molded enclosure which provides integral mounting for the keyboard, liquid crystal display and associated logic cards. The product utilizes a structural, high level language and module design to ensure ease of software maintenance. Features of the system include host-programmable key codes and selectable legends for the liquid crystal display, built-in 18 digit calculator function, multiple host environment and option mounts.

ALTERNATIVE INPUT DEVICES

     The Company realized revenue from non-keyboard products, which in the aggregate, accounted for $22.2 million, $12.6 million and $12.6 million in 1995, 1994 and 1993 representing approximately 11 percent, 8 percent and 10 percent of total sales. The significant dollar increase in 1995 is due to the manufacture and sale of plastic components for use on computer peripherals.

     CUSTOM MANUFACTURING

     The Company utilizes its extensive fabrication and assembly capabilities to offer certain contract manufacturing services. Such services have included manufacture of tooling, custom molding, as well as complete fabrication and assembly of unique custom assemblies. Requirements for custom manufacturing may diminish as a result of the migration to standard products.

     MOUSE

     In 1988, the Company developed a two button mechanical mouse, a pointing device that essentially replaces the cursor keys on a computer keyboard and allows rapid selection of options from a menu on the display.

     As part of the acquisition of Honeywell, Inc.'s keyboard division the company acquired the rights to manufacture and sell the Hawley mouse. This mouse is a new design whereby it is virtually maintenance free. Unlike other mouse products this product does not have a trackball to pickup dust and dirt thereby avoiding contaminants reaching the internal mechanism.

     ERGONOMIC PRODUCTS

     The Company is currently in various stages of designing, developing, and marketing a number of input related devices for a growing market for improved ergonomic products.

MANUFACTURING

     Since inception, the Company has made substantial investments in developing and expanding the extensive capital equipment base to achieve vertical integra tion in its manufacturing processes. The Company designs and develops tooling for injection molding machines and manufactures virtually all plastic parts used in its products. Additionally, the company has invested in equipment to produce switch membranes as a means to reduce cost and improve quality.

     The OEM market has increasingly demanded rapid response time and design adaptability from keyboard manufacturers. New computer products are continually being introduced by computer manufacturers, with the timing of product introduction often perceived as having distinct marketing advantages. Developing a keyboard for a new application is a custom process, which requires frequent contact with the customer while working through changes during design stages. Computer manufacturers place a premium on the ability of the keyboard manufacturer to design and produce keyboards which meet their technical specifications, aesthetic considerations, and which are delivered in accordance with production schedules.

     The Company's automated manufacturing processes enable it to work closely with its customers during design and prototype stages of production for new custom products and to increase productivity and response time. Key Tronic uses computer-aided design techniques to assist preparation of the tool design layout and tool fabrication to reduce tooling costs and significantly enhance turnaround time during product development.

     The Company uses numerous injection molding machines in producing more than 50,000 different keycaps, enclosures and various plastic parts for switching devices. The two shot injection molding process allows production of high quality, wear-resistant keycaps. Designs by Key Tronic engineers in both tooling and molding have improved standard processing time and thereby increased productivity. The molding machines used by the Company employ the latest technology, including the ability to mix plastics and determine the color of finished components as part of the molding process. This automated, pneumatically-fed process, not only allows precise control of color determination, but also results in lower product costs. The Company also produces blank keytops for certain models with print legends using a print process to apply the colored inks and laser technology to produce entire key configuration layouts.

     Key Tronic uses a variety of manual to highly-automated assembly processes in its facilities, depending upon product complexity and degree of customization. Automated processes include component insertion, flexible robotic assembly, computerized vision system quality inspection, automated switch and keytop installation, and automated functional testing.

     The Company purchases materials for keyboard production from a number of different suppliers. Key Tronic believes that it has excellent relationships with its vendors, most of whom have been suppliers for the Company for many years.



CUSTOMERS AND MARKETING

OEM MARKETS

     The Company manufactures and supplies custom keyboards to many of the leading OEMs in the noncaptive keyboard market. The Company currently sells keyboards to more than 170 active OEM customers.

     Based on industry data, the Company believes it acquired a leading domestic market position as an independent supplier of keyboards in the late 1970's.

     Hewlett Packard accounted for approximately 23 percent, 10 percent and 0 percent of net sales in 1995, 1994 and 1993. Microsoft accounted for approximately 19 percent, 1 percent and 0 percent of net sales in 1995, 1994 and 1993. Compaq Computer accounted for approximately 12 percent, 21 percent and 32 percent of net sales in 1995, 1994 and 1993. Digital Equipment Corporation accounted for approximately 6 percent, 11 percent and 3 percent of net sales in 1995, 1994 and 1993. No other customer accounted for more than 10 percent of net sales during any of the last three years. In 1995, 1994 and 1993, the five largest customers accounted for 65 percent, 50 percent and 47 percent of total sales, respectively.

     The Company markets its products primarily through its direct sales organization aided by distribution sales in the U.S., Canada and Europe.

     All OEM keyboards are accompanied by a manufacturer's one-year warranty which provides for repair or replacement of defective products. Retail products carry a three-year to a limited lifetime warranty.

FOREIGN MARKETS

     In 1995, $83.2 million, or 40.1 percent of the Company's revenues were from foreign sales, primarily sales in Europe, the Far East and Canada. Foreign sales in 1994 and 1993 were $68.2 million and $53.0 million, respectively. Foreign sales are made through foreign sales representatives.

     For additional financial information about foreign operations, see Note 10 to the Consolidated Financial Statements contained in the Company's 1995 Annual Report to Shareholders.

BACKLOG

     At September 1, 1995, the Company had an order backlog of approximately $48 million. This compares with a backlog of approximately $39 million at September 2, 1994. The increase in backlog is a result of increased demand for standard products and orders placed on new products. Order backlog is not necessarily indicative of future sales. Order backlog consists of purchase orders received for products with a specified shipment date, although shipment dates are subject to change due to design modifications or other customer requirements. All orders in backlog are expected to be filled within the current fiscal year.

RESEARCH, DEVELOPMENT, AND ENGINEERING

     The Company's research, development, and engineering expenses were $6.1, $5.8 and $6.7 million in 1995, 1994 and 1993. Research, development and engineering expenses as a percentage of sales were 3.0 percent, 3.7 percent and
5.4 percent in 1995, 1994 and 1993.

As a key strategy the Company plans continued emphasis on research, development, and engineering in the future.

COMPETITION

     The Company believes that its principal competitors in the full travel keyboard market are Alps Electric, BTC, Cherry Electrical Products Corporation, Fujitsu, Chicony, Maxiswitch (a subsidiary of Siletek/Litcon), Mitsumi, NMB (formerly Hi Tek) and Se-Jin.

TRADEMARKS AND PATENTS

     The company owns several patents on emerging keyboard technologies which management believes will have a significant impact on the market place once they become available. It is management's belief this will, in turn, strengthen the company's market position and ability to continue to respond to the needs of its customers. The Key Tronic name and logo are federally registered trademarks and the company believes they are valuable assets in its business.

EMPLOYEES

     As of September 1, 1995, the Company had approximately 3,056 employees. Management considers its employee relations to be excellent. None of the Company's employees are represented by a union. The Company has never experienced any material interruption of production due to labor disputes.

     The Company's employee benefit program includes a bonus program involving periodic payments to all employees based on quarterly after-tax income. The Company maintains a tax-qualified profit sharing plan, a 401(k) plan which provides a matching company contribution on a portion of the employees contribution and also provides group health, life, and disability insurance plans. The Company also offers an Incentive Stock Option Plan, Executive Stock Appreciation Rights Plan, Executive Stock Option Plan, and an Employee Stock Ownership Plan to certain individuals.

ITEM 2.  PROPERTIES

     The Company owns its' principal research and administration facility, which is located in Spokane, Washington. The Company also owns an assembly facility in Juarez, Mexico in addition to manufacturing and assembly facilities Las Cruces, New Mexico and in Ireland. The Company leases manufacturing facilities in the Spokane Industrial Park, and warehouses in Singapore and El Paso Texas. In 1994 the Company closed its assembly facility in Cheney, Washington and currently holds it for sale. In 1992 the Company began the process of closing an assembly facility it leased in Taiwan. This action was completed in 1993. The Company considers its properties in good condition, well maintained and generally suitable for operations. The Company considers the productive capacity of the rest of its operations sufficient to carry on the Company's business. The facilities in Juarez, Mexico; Las Cruces, New Mexico; and El Paso, Texas are a result of the acquisition of assets of Honeywell Inc.'s Keyboard Division.

     The Company owns real estate, for sale, in Cheney, Washington. The net book value of this property is $2,243,000.


ITEM 3.  LEGAL PROCEEDINGS

    The company currently has one hundred nineteen suits by computer keyboard users which are in State or Federal Courts in California, Florida, Illinois, Kansas, Maryland, Massachusetts, Michigan, New Jersey, New York, Pennsylvania and Texas. These suits allege that specific keyboard products manufactured by the company were sold with manufacturing, design and warning defects which caused or contributed to their injuries. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance, however the likelihood that punitive damages, if awarded, will be covered by insurance is remote. A total of eighteen suits have been dismissed in California, Kentucky, New York and Texas. Seven of the eighteen dismissed suits are on appeal, all in New York.
The company believes it has valid defenses and will vigorously defend these claims. These claims are in the early stages of discovery. Given the early stage of litigation, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, the range of reasonably possible losses in connection with these suits is not estimable at this time. Therefore, no provision has been made to cover any future costs. Management's position will change if warranted by facts and circumstances.

     (Also see Note 9 to the Consolidated Financial Statements contained in the Company's 1995 Annual Report to Shareholders.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE




                                 PART II

     The information required in Items 5, 6, 7 and 8 in Part II is incorporated by reference to Key Tronic Corporation's 1995 Annual Report to Shareholders. Except for such information, which is attached as exhibit 13, the 1995 Annual Report to Shareholders is not to be deemed filed as part of this report.

                                                                 Key Tronic
                                                                   Annual
                                                                   Report
                                                                   Page No.

ITEM 5:   MARKET FOR REGISTRANTS COMMON STOCK AND
          RELATED SHAREHOLDER MATTERS                            27 & 32


ITEM 6:   SELECTED FINANCIAL DATA                                      1


ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS            10-12


ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              14-31


ITEM 9:   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE

               None




                                 PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

STANLEY HILLER, JR - Chairman of the Board

Mr. Hiller, age 70, has been Chairman of the Board since September 1, 1995 and was Chief Executive Officer and a Director from February 1992 through August 1995. Mr. Hiller is also the Managing Partner of The Hiller Group (since 1972) and the Senior Partner of Hiller Investment Company (private investment) (since
1965). From 1986 through 1988 he was Chairman of the Board and Chief Executive Officer of York International Corporation, and from August 1988 through July 1990 he was Chairman of the Board of Levolor Corporation. Mr. Hiller also serves on the Board of Directors of The Boeing Company. He previously served as Chairman and Chief Executive Officer for a number of companies including G.W. Murphy, Reed Tool Company, Bekins, and Chairman of Baker International (Baker-Hughes).

WENDELL J. SATRE - Chairman of the Board Emeritus

Mr. Satre, age 77, was Chairman of the Board from August 1991 through August 1995 and was President from August 1991 through March 1992. He has been a Director since July 1988. Mr. Satre is a retired Chairman of Washington Water Power Company and was also a Director of Key Tronic from 1983 through 1986. Mr. Satre also serves on the Board of Directors of Alascom and Coeur d'Alenes Company.

FRED WENNINGER - Chief Executive Officer and President

Mr. Wenninger, age 56, was named President, Chief Executive Officer and Director effective September 1, 1995. Mr. Wenninger has been President and Chief Executive Officer of Iomega Corporation from 1989 to 1994. He also served as President of the Bendix/King Division of Allied Signal Corporation from 1986 to 1989. From 1963 to 1986 he served Hewlett-Packard in various positions, the last eight years in General Manager positions. Mr. Wenninger also serves on the Board of Directors of Hach and Norand.

LEWIS G. ZIRKLE - Director

Mr. Zirkle, age 80, is founder of the Company and served as Chairman and Chief Executive Officer from 1969 to August 1990, and as President from 1972 through 1987 and June 1988 through November 1989. Mr. Zirkle was employed for over 20 years with General Electric Corporation in a variety of engineering and manufacturing positions. He previously also served as Executive Vice President of the Poly Scientific Division of Litton Industries.

YACOV A. SHAMASH - Director

Dr. Shamash, age 45, has been a Director since December 1989. Since August 1992, Dr. Shamash has been the Dean of the College of Engineering and Applied Sciences, State University of New York (SUNY) at Stoneybrook. Prior to joining SUNY, he was a professor and school director at Washington State University from 1985 through August 1992.

KENNETH F. HOLTBY - Director

Mr. Holtby, age 73, has been a Director since March 1992. He is a retired Senior Vice President of Corporate Engineering for The Boeing Company. He joined Boeing in July of 1947. Mr. Holtby has continued to work as a consultant to Boeing since May 1987. He was also a consultant to Chrysler Corporation from March 1985 through December 1990.

DALE F. PILZ - Director

Mr. Pilz, age 69, has been a Director since March 1992. Since 1990 he has been working as a management consultant. In 1990 he retired from the position of Chief Executive Officer of Flowind Corporation, a position he held since 1986. Prior to that he served as Chief Executive Officer and President of GTE SPRINT Communications Corporation; Chief Executive Officer and President of GTE Spacenet Corporation; and President of Kaiser Steel.

MICHAEL R. HALLMAN - Director

Mr. Hallman, age 50, has been a Director since October 1992. Since March 1992, he has been a consultant with The Hallman Group. Prior to that he was President and Chief Operating Officer of Microsoft Corporation from March 1990 through February 1992; from March 1987 through February 1990 he was Vice President and later President of Boeing Computer Services. Mr. Hallman also serves on the Board of Directors of Intuit Inc.

CLARENCE W. SPANGLE - Director

Mr. Spangle, age 70, has been a Director since July 1992. In January 1985 he retired from the position of Chairman of Memorex Corporation and is a former President of Honeywell Information Systems. Since then he has been working as a management consultant. Mr. Spangle also serves on the Board of Directors of Apertus Technologies, Inc. and Pyramid Technologies, Inc.

WILLIAM E. TERRY - Director

Mr. Terry, age 62, has been a Director since July 1992. Mr. Terry retired from Hewlett-Packard in November 1993 where he served in a number of executive positions during the past 35 years. Mr. Terry also serves on the Board of Directors of Applied Magnetics, Inc.

ROBERT H. CANNON, JR. - Director

Mr. Cannon, age 71, has been a Director since September 1992. Professor Cannon has been Charles Lee Powell, Professor at the Department of Aeronautics and Astronautics, Stanford Univeristy since 1979. From 1979 to 1990 he was also Chairman of the Department. Previously, Professor Cannon served as Assistant Secretary of Transportation and as Chief Scientist of the United States Air Force. Professor Cannon has served on the General Motors Science Advisory Committee since 1975, serving as Chairman from 1980 to 1984. He also serves on the Board of Directors of Parker Hannifin Corporation.

ROYCE G. PEARSON - Director

Mr. Pearson, age 60, served as President and Chief Operating Officer of the Company from February 1992 to February 1994. Mr. Pearson has been a director of the Company since February 1992. He served as Vice President and Chief Manufacturing Officer for Levolor Corporation, a window blind manufacturer, from October 1988 to March 1992, prior to which he served as Vice President of Manufacturing for Reed Tool Company.

THOMAS W. CASON - Director

Mr. Cason, age 52, served as President and Chief Operating Officer of the company from 1994 to September 1995. Mr. Cason has been a Director of the company since February 1994. Mr. Cason has been President of Progressive Tractor & Implement Co., Inc., an agricultural equipment dealership, since 1991. He was Sr. Vice President and CFO of Baker Hughes Incorporated from July 1989 to December 1990. Mr. Cason was President and Chief Executive Officer of Milpark Drilling Fluids, a subsidiary of Baker Hughes Incorporated prior thereto. Mr. Cason also serves on the Board of Purolator Products Co.

RICHARD T. TINSLEY - Vice President of Quality Assurance

Mr. Tinsley, age 47, has been Vice President of the Company since November 29, 1993. He was the owner of Tinsley Associates from May 1993 to September 1993. Mr. Tinsley served as Director of Manufacturing Operations, Director of Quality and Quality Assurance Manager at Compaq Computer Corporation from 1983 to 1993. From 1972 to 1982 Mr. Tinsley worked for Texas Instruments Inc. as Printer Manufacturing Manager and New Products Program Manager.

RONALD F. KLAWITTER - Vice President of Finance and Treasurer and Acting
Secretary

Mr. Klawitter, age 43, joined the Company in November 1992 as Vice President, Finance and Treasurer and has been Acting Secretary since November 1994. From 1987 to 1992, Mr. Klawitter was Vice President, Finance at Baker Hughes Tubular Service, a subsidiary of Baker Hughes Inc.

JACK W. OEHLKE - Senior Vice President of Operations

Mr. Oehlke, age 49, has been an officer of the Company since December 27, 1993. Mr. Oehlke served as Director of Operations, Director of Quality and various management positions within manufacturing, engineering and quality functions of the Micro Switch Division of Honeywell, Inc. from 1968 to 1993.

CRAIG D. GATES - Vice President of Engineering

Mr. Gates, age 36, has been Vice President of Engineering of the company since October 1994. Mr. Gates served as Director of Operations, Electronics and in several management positions within the engineering and operation functions at the Micro Switch Division of Honeywell from 1983 to 1994.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:
Incorporated by reference to Key Tronic Corporation's 1994 Proxy Statement to Shareholders.


ITEMS 11, 12 AND 13:  EXECUTIVE COMPENSATION; SECURITIES OWNERSHIP AND
                      CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Additional information required by these Items is incorporated by reference to Key Tronic Corporation's 1995 Proxy Statement to Shareholders which is attached as exhibit 20.




                                 PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS AND SCHEDULES
                                                               Key Tronic
                                                                 Annual
                                                           Report    Page in
                                                          Page No.   Form 10K
                                                          --------   --------
     FINANCIAL STATEMENTS

     Independent Auditors' Report                            13         N/A

     Consolidated Balance Sheets, July 1, 1995
       and July 2, 1994                                      14         N/A

     Consolidated Statements of Operations for
       the years ending July 1, 1995, July 2, 1994
       and July 3, 1993                                      15         N/A

     Consolidated Statements of Shareholders' Equity
       for the years ending July 1, 1995, July 2, 1994
       and July 3, 1993                                      16         N/A

     Consolidated Statements of Cash Flows for the
       years ending July 1, 1995, July 2, 1994 and
       July 3, 1993                                          17         N/A

     Notes to Consolidated Financial Statements           18-31         N/A


     SCHEDULES

     Independent Auditors Report on Financial
       Statement Schedules                                  N/A          18

     Independent Auditors' Consent                          N/A          19

     II. Consolidated Valuation and Qualifying Accounts     N/A       20-21

     Other schedules are omitted because of the absence of conditions under which they are required, or because required information is given in the financial statements or notes thereto.


 (B)  REPORTS ON FORM 8-K

     Form 8-K dated October 31, 1994, reporting the secured financing agreement with the CIT Group/Business Credit, Inc. (CIT).


                                                                 File No.
                                                                2-83898 (i)
                                                                 Exhibit
                                                                   No.
(C)  EXHIBITS

     The Company will, upon request and upon payment of a reasonable fee not to exceed the rate at which such copies are available from the Securities and Exchange
     Commission, furnish copies of any of the following exhibits to its security holders.

(3)  (a)  Articles of Incorporation                                  3.1
     (b)  By-Laws, as amended                                      (iii)

(4)  Certain long-term debt is described in Notes 5 and 15 to the Consolidated Financial Statements of the Company.
     The Company agrees to furnish to the Commission, upon
     request, copies of any instruments defining rights of
     holders of long-term debt described in Notes 5 and 15.          N/A

(10) Material Contracts

     (a)  1983 Incentive Stock Option Plan for Employees
          of Key Tronic Corporation, as amended.                   (iii)

     (b)  The Key Tronic Corporation Variable Investment
          Plan.                                                    (iii)

     (c)  Key Employee Stock Option Plan, as amended.               10.3

     (d)  Executive Stock Option Plan.                             (iii)

     (e)  Stock Bonus Plan (PAYSOP).                               (iii)

     (f)  Directors and Officers Liability and Company
          Reimbursement Policies.                                   10.5

     (g)  Leases with Spokane Industrial Park, Inc.                 10.7

     (h)  Amended and Restated Employment Agreement with
          Lewis G. Zirkle.                                         (iii)

     (i)  Agreement Regarding Split Dollar Life Insurance
          Policies, as amended.                                     (iv)

     (j)  Executive SAR Stock Option Plan of Key Tronic
          Corporation                                                (v)

     (k)  Key Tronic Corporation 1990 Stock Option Plan
          for Non-Employee Directors                                 (v)

     (l)  Employee Stock Ownership Plan                             (vi)

     (m)  ELLCO Leasing Corporation Master Equipment
          Leasing Agreement                                         (vi)

     (n)  Registration Rights Agreement with Hiller
          Key Tronic Partners                                      (vii)

     (o)  Stock Option Agreement with Hiller Key Tronic
          Partners                                                 (vii)

     (p)  Officer Severance Agreements                             (vii)

     (q)  Purchase agreement with Honeywell, Inc.                 (viii)

     (r)  Officer Employment Agreement

(11) Computation of Earnings Per Share - page 24 of this report

(13) 1995 Annual Report to Shareholders (to the extent set forth in Parts I, II, and IV (a) of this report).

(i) Previous filing on Form S-1 is incorporated by reference, exhibit number indicated
(ii)  Incorporated by reference to report on Form 10-K for the year ended
      06/30/87
(iii) Incorporated by reference to report on Form 10-K for the year ended
      06/30/86
(iv)  Incorporated by reference to report on Form 10-K for the year ended
      06/30/85
(v) Incorporated by reference, Key Tronic Corporation 1990 Proxy Statement, pages C-1 - D3
(vi)  Incorporated by reference to report on Form 10-K for the year ended
      06/30/91
(vii) Incorporated by reference to report on Form 10-K for the year ended
      07/04/92
(viii)Incorporated by reference to report on Form 8-K filed August 12, 1993


(21)  Subsidiaries of Registrant

  1.  KT Services, Inc.                         2.  KT FSC
      100% Owned Subsidiary                         100% Owned Subsidiary,
      Incorporated in the State of                  a Foreign Sales
      Washington                                    Corporation
                                                    Incorporated in Guam

  3.  Key Tronic Taiwan Corporation             4.  Key Tronic Europe, LTD
      100% Owned Subsidiary                         100% Owned Subsidiary
      Incorporated in Taiwan                        Incorporated in the
                                                    Cayman Islands

  5.  KTI Limited                               6.  U.S. Keyboard Company
      100% Owned by Key Tronic Europe, LTD          100% Owned Subsidiary
      Incorporated in Ireland                       Incorporated in the
                                                    State of Washington

  7.  Key Tronic Juarez, SA de CV
      100% Owned Subsidiary
      Incorporated in Mexico

(23)  Consents of Experts and Counsel


(99) Pro Forma Statements of Operations for the years ended July 1, 1995 and July 2, 1994 are incorporated by reference to the 1995 Annual Report to Shareholders, pages 30-31, which is included as exhibit 13.
      Notes to Pro Forma Financial Statements are incorporated by reference to the 1995 Annual Report to Shareholders, page 29, which is included as exhibit 13.



INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES



Key Tronic Corporation

We have audited the consolidated financial statements of Key Tronic Corporation as of July 1, 1995 and July 2, 1994, and for the years ended July 1, 1995, July 2, 1994 and July 3, 1993, and have issued our report thereon dated August 11, 1995; such consolidated financial statements and reports are included in the 1995 Annual Report to Shareholders and are incorporated herein by reference.
Our audits also included the financial statement schedules of Key Tronic Corporation listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

August 11, 1995




INDEPENDENT AUDITORS' CONSENT
-----------------------------
We consent to the incorporation by reference in Registration Statements
No. 33-85800 and No. 33-61680 of Key Tronic Corporation on Form S-8 of our report dated August 11, 1995, appearing in and incorporated by reference in the Annual Report on Form 10-K of Key Tronic Corporation for the year ended
July 1, 1995.

DELOITTE & TOUCHE LLP
Seattle, Washington

September 29, 1995




                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND SIGNATURES




SCHEDULE II
                 KEY TRONIC CORPORATION AND SUBSIDIARIES
              CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                     FISCAL YEARS ENDED JULY 1, 1995
                      JULY 2, 1994 AND JULY 3, 1993

                                                                             1995                 1994              1993
                                                                         --------             --------          --------

Allowance for Obsolete Inventory

Balance at beginning of year                                           $3,581,447           $  726,838        $3,053,786
Assets acquired in acquisition                                                  0            2,071,558                 0
 Provision charged to income                                            2,907,487            1,757,713           534,200
 Dispositions                                                          (2,976,849)            (974,662)       (2,861,148)
                                                                       ----------           ----------        ----------

Balance at end of year                                                 $3,512,085           $3,581,447        $  726,838
                                                                      ===========           ==========        ==========
Allowance for Doubtful Accounts

Balance at beginning of year                                           $1,538,517           $1,110,582        $  791,505
Assets acquired in acquisition                                                  0              637,156                 0
 Provision charged to income                                              361,283              542,179           713,390
 Write-offs and reinstatements                                           (714,427)            (751,400)         (394,313)
                                                                       ----------           ----------         ---------
Balance at end of year                                                 $1,195,373           $1,538,517        $1,110,582
                                                                       ==========           ==========        ==========

Reserve for Litigation

Balance at beginning of year                                           $2,426,375           $1,500,091        $2,755,879
Assets acquired in acquisition                                                  0            1,000,000                 0
 Provision charged (credited) to income                                         0                    0                 0
Cost incurred-net of recoveries                                          (818,879)             (73,716)       (1,255,788)
                                                                       ----------           ----------        ----------
Balance at end of year                                                  1,607,496            2,426,375         1,500,091
Less long-term portion                                                    900,000                    0                 0
                                                                       ----------           ----------        ----------
Current portion                                                        $  607,496           $2,426,375        $1,500,091
                                                                       ==========           ==========        ==========

Accrued Warranty Costs

Balance at beginning of year                                           $  762,284           $  332,093        $  570,532
Assets acquired in acquisition                                                  0              627,341                 0
 Provision charged to income                                            1,001,276              646,759           765,535
 Costs incurred                                                        (1,134,833)            (843,909)       (1,003,974)
                                                                       ----------           ----------        ----------
Balance at end of year                                                 $  628,727           $  762,284        $  332,093
                                                                       ==========           ==========        ==========

Long-term Investment Allowance

Balance at beginning of year                                           $  290,490           $  290,490        $  290,490
 Provision charged to income                                                    0                    0                 0
                                                                       ----------           ----------        ----------
Balance at end of year                                                 $  290,490           $  290,490        $  290,490
                                                                       ==========           ==========        ==========


Allowance for Advances to Affiliate

Balance at beginning of year                                           $   55,434           $  254,737        $  254,737
 Recovery                                                                 (55,434)            (199,303)                0
 Provision charged to income                                                    0                    0                 0
 Write-offs                                                                     0                    0                 0
                                                                       ----------           ----------        ----------
Balance at end of year                                                 $        0           $   55,434        $  254,737
                                                                       ==========           ==========        ==========




                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   September 29, 1995
                             KEY TRONIC CORPORATION



              By:    /s/ Fred Wenninger
                     ---------------------------------------
                     Fred Wenninger, Chief Executive Officer




/s/ Fred Wenninger                      September 29, 1995
---------------------------------       ------------------
Fred Wenninger                                  Date
(Chief Executive Officer and President)


/s/ Ronald F. Klawitter                 September 29, 1995
---------------------------------       ------------------
Ronald F. Klawitter                             Date
(Principal Financial
 and Accounting Officer)


/s/ Stanley Hiller, Jr.                 September 29, 1995
---------------------------------       ------------------
Stanley Hiller, Jr.                             Date
(Chairman of the Board)


 /s/ Wendell J. Satre                   September 29, 1995
---------------------------------       ------------------
Wendell J. Satre                                Date
(Chairman of the Board Emeritus)


/s/ Thomas W. Cason                     September 29, 1995
---------------------------------       ------------------
Thomas W. Cason                                 Date
(Director)


/s/ Yacov A. Shamash                    September 29, 1995
---------------------------------       ------------------
Yacov A. Shamash                                Date
(Director)


/s/ Dale F. Pilz                        September 29, 1995
---------------------------------       ------------------
Dale F. Pilz                                    Date
(Director)


/s/ William E. Terry                    September 29, 1995
---------------------------------       ------------------
William E. Terry                                Date
(Director)