Form 10-Q
period 1995-09-30
KEY TRONIC CORP
filed 1995-11-14
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1995            Commission File Number
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]  No [   ].

     At October 18, 1995, 8,532,015 shares of Common Stock, no par value (the only class of common stock), were outstanding.





                             KEY TRONIC CORPORATION

                                      Index
                                                                       Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Consolidated Balance Sheets - September 30, 1995
           and July 1, 1995                                                3-4

          Consolidated Statements of Income - First Quarter
           Ended September 30, 1995 and October 1, 1994                      5

          Consolidated Statements of Cash Flows - First
           Quarter Ended September 30, 1995 and October 1, 1994              6

          Notes to Consolidated Financial Statements                      7-10

Item 2.   Management's Discussion and Analysis of the
           Financial Condition and Results of Operations                 11-13

PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings                                                 14

Item 4.   Submission of Matters to a Vote of Security Holders               14

Item 5.   Other Events                                                      14

Item 6.   Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                  15


                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                          September 30,       July 1,
                                                   1995          1995
                                            (Unaudited)     (Audited)
(in thousands)

ASSETS

Current Assets:

Cash and cash equivalents                      $    208       $  4,455
Trade receivables, less allowance for doubtful
 accounts of $1,185 and $1,185                   33,218         33,964
Inventories (Note 1)                             29,156         26,883
Real estate held for sale                         2,243          2,243
Deferred income tax asset - current               1,488          1,531
Other                                             4,799          3,932
                                                 ------         ------

     Total current assets                        71,112         73,008
                                                 ------         ------


Property, Plant and Equipment - at cost          90,703         89,255
 Less accumulated depreciation                   57,494         55,387
                                                 ------         ------

     Total property, plant and equipment         33,209         33,868
                                                 ------         ------




Other Assets:

Deferred income tax asset - non-current           4,512          5,269
Goodwill(net of accumulated amortization
     of $160 and $128)                            1,627          1,658
Other                                             1,197          1,283
                                                 ------         ------

     Total other assets                           7,336          8,210
                                                 ------         ------

                                               $111,657       $115,086
                                               =========      =========

See accompanying notes to consolidated financial statements.


                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                          September 30,       July 1,
                                                   1995          1995
                                           (Unaudited)        (Audited)
(in thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of long-term obligations       $  5,026       $  5,433
Accounts payable                                 23,653         21,650
Accrued compensation and vacation                 2,379          4,152
Accrued taxes other than income taxes             1,711          1,468
Interest payable                                    248            329
Other                                             2,432         2,289
                                                 ------         ------

     Total current liabilities                   35,449         35,321
                                                 ------         ------

Long-term Obligations, less current portion      22,776        28,499
                                                 ------         ------


Commitments and Contingencies (Note 2)

Shareholders' Equity:

Common stock, no par value, authorized
 25,000 shares; issued and outstanding
 8,527 and 8,456 shares                          38,103         37,484
Retained earnings                                14,336         12,741
Foreign currency translation adjustment             993          1,041
                                                 ------         ------

     Total shareholders' equity                  53,432         51,266
                                                 ------         ------
                                               $111,657       $115,086
                                               ========       ========

See accompanying notes to consolidated financial statements.

                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                              First Quarter Ended
                                          September 30,     October 1,
                                                   1995           1994
                                   (in thousands, except per share amounts)

Net Sales                                       $60,550        $45,436
Cost of sales (including warranty
 provision of $151 and $192)                     51,625         39,093
                                                 ------         ------
Gross Profit on Sales                             8,925          6,343

Operating Expenses:
Research, development and engineering             1,558          1,325
Selling                                             979          1,225
General and administrative (including provision
 for doubtful accounts receivable of $0
 and $184)                                        3,038          2,598
                                                 ------         ------

Operating Income                                  3,350          1,195
Interest Expense                                    815            670
Other (income)expense                                 3            (9)
                                                 ------         ------

Earnings before federal taxes on income           2,532            534

Income Tax Provision                                914            206
                                                 ------         ------

Net Income                                      $ 1,618        $   328
                                               =========       ========


Earnings Per Share (See exhibit 11):

Net Income per Weighted Average Share               N.A.       $  0.04
Primary Earnings Per Common Share               $   .16           N.A.
Fully Diluted Earnings Per Common Share         $   .16           N.A.

Weighted Average Shares Outstanding               8,488          8,273
Primary Shares Outstanding                       10,417           N.A.
Fully Diluted Shares Outstanding                 10,417           N.A.

See accompanying notes to consolidated financial statements.


                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              First Quarter Ended
                                          September 30,     October 1,
                                                   1995           1994
                                                  (in thousands)
Increase (decrease) in Cash and Cash Equivalents:
Cash Flows from Operating Activities:
 Net income                                      $1,618         $  328
Adjustments to Reconcile Net Income to
 Cash Provided by Operating Activities:
  Depreciation and amortization                   2,398          2,093
  Provision for obsolete inventory                  718              0
  Provision for warranty                            160              0
  (Gain)/loss on disposal of property and equipment   3           (31)
  Deferred income tax asset                         800            179
Changes in Operating Assets and Liabilities:
  Trade receivables                                 746        (2,769)
  Inventories                                   (2,991)        (1,652)
  Other assets                                    (893)          (884)
  Accounts payable                                2,003          2,967
  Employee compensation and accrued vacation    (1,773)             71
  Other liabilities                                 145          (816)
                                                 ------         ------
Cash provided (used) by operating activities      2,934          (514)
                                                 ------         ------

Cash Flows from Investing Activities:
Proceeds from sale of property and equip.            15            222
Purchase of property and equipment              (1,614)        (1,186)
Change in other assets                                0           (50)
                                                 ------         ------
Cash used in investing activities               (1,599)        (1,014)
                                                 ------         ------

Cash Flows from Financing Activities:
  Other financing fees                             (23)
  Issuance of common stock                          619             59
  Proceeds from long-term obligations                 0          5,775
  Payments on long-term obligations             (6,130)        (7,249)
                                                 ------         ------
Cash used in financing activities               (5,534)        (1,415)
                                                 ------         ------

Effect of exchange rate changes on cash            (48)            475
                                                 ------         ------
Net decrease in cash and cash equivalents       (4,247)        (2,468)

Cash and cash equivalents, beginning of year      4,455          4,996
                                                 ------         ------
Cash and cash equivalents, end of quarter        $  208         $2,528
                                               =========        =======
Non-Cash Investing and Financing Activities:

See note 6 to these financial statements

See accompanying notes to consolidated financial statements.

                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results of operations for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended July 1, 1995.
------------------------------------------------------------------------
1.  INVENTORIES


                                          September 30,        July 1,
                                                   1995          1995
                                            (Unaudited)        (Audited)
                                                   (in thousands)


     Finished goods                              $6,570         $7,891
     Work-in-process                              3,960          3,734
     Raw materials and supplies                  23,017         18,770
     Reserve for obsolescence                   (4,391)        (3,512)
                                                 ------         ------
                                                $29,156        $26,883
                                               =========       ========


2.  COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS - The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $539,000 at September 30, 1995.

     Litigation

     The Company used Mica Sanitary landfill until early 1975. Mica landfill is a state lead National Priority List site ("NPL"). Mica landfill was placed on the NPL in 1985. In l988 the Washington Department of Ecology and Spokane County entered into a Consent Decree requiring the County to conduct a Remedial Investigation (RI) followed by appropriate Remedial Action (RA). The RI was completed in September 1992. An interim remedial action plan was completed in late 1993 and instituted in mid 1994 to be followed by a 5 year performance monitoring program to determine if additional remedial measures are needed. The Company has not been named as a Potentially Liable Party ("PLP") under the State Toxic Control Act ("STCA") or as a Potentially Responsible Party ("PRP") under CERCLA, as amended ("CERCLA"). Prior to 1989 certain third parties were designated PRP's and PLP's. The Company made a provision prior to the beginning of fiscal year 1992 based on information then currently available to it, for its estimate of probable legal costs to be associated with this matter. The accrued balance was $900,000 at the end of the first fiscal quarter of 1996 and at the end of fiscal 1995. The accrued balance reflects management's estimate of the probable future legal costs associated with this matter. Management does not believe there to be any reasonably probable losses beyond the existing accrual for probable losses which could be material to future financial position or results of operations. No provision has been made to cover any future costs to the Company of any remedial action or clean-up activities because those costs, if any, can not be determined at this time. Given the inherent uncertainty in environmental matters, limited information available with respect to any future remedial measures, limited information as to the number of PRP's and PLP's, the uncertainty as to whether the Company will be designated a PRP or PLP with respect to the site and the complexity of the circumstances surrounding this matter, management's estimate is subject to and will change as facts and circumstances warrant. Based upon publicly available estimated total costs of remediation and clean-up at the site and the contributions to date of designated PRP's and PLP's, management believes that insurance coverage is probable for any possible future remedial or clean-up costs to the Company.


     Pursuant to the Amended and Restated Purchase and Sale Agreement between Honeywell, Inc. and Key Tronic Corporation, dated as of July 30, 1993 (the "Agreement"), the Company assumed liability for a portion of any unknown and unasserted claims against Honeywell, Inc. ("Honeywell") relating to environmental matters and to product liability matters associated with products manufactured by Honeywell prior to its ceasing manufacture of those products on the closing date of the Agreement. Honeywell retained responsibility for unasserted claims not assumed by the Company as follows: Honeywell retained responsibility for unasserted environmental and product liability claims in excess of $1,000,000 in the aggregate which 1) in the case of environmental claims are discovered and asserted within two years following the closing date or which 2) in the case of product liability claims are asserted within five years following the closing date. Management estimates that unknown and unasserted product liability claims in the amount of $1,000,000 during the 5 years following the closing of the Agreement are probable and recorded this liability as part of the acquisition costs. The accrued balance was $412,000 and $610,000, respectively, at the end of the first fiscal quarter of 1996 and at the end of fiscal 1995. The reduction in the accrued balance reflects charges for expenses. Management does not believe there to be any reasonably probable losses beyond the existing accrual for probable losses which could be material to future financial position or results of operations. The Company has not made a provision for Honeywell environmental claims which may be discovered and asserted after the closing date or product liability claims which may be asserted five or more years after the closing date, because management does not believe such potential liabilities are estimable at this time. No environmental claims have been asserted as of the first fiscal quarter of 1996. Given the inherent uncertainty in litigation, in environmental matters and in contract interpretation, the inherently limited information available with respect to unasserted claims and the complexity of the circumstances surrounding these matters, management's estimates are subject to and will change or be established as facts and circumstances warrant.

     The Company currently has one hundred twenty-two suits by computer keyboard users which are in State or Federal Courts in California, Illinois, Kansas, Massachusetts, Michigan, Pennsylvania, New Jersey, New York and Texas. These suits allege that specific keyboard products manufactured by the company were sold with manufacturing, design and warning defects which caused or contributed to their injuries. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders
(CTD).  These suits seek compensatory damages and some seek punitive damages.
It is more likely than not that compensatory damages, if awarded, will be covered by insurance, however the likelihood that punitive damages, if awarded, will be covered by insurance is remote. A total of twenty suits have been dismissed from California, Florida, Kentucky, New York and Texas. Of the dismissed suits, one is on appeal in California and seven in New York. The Company believes it has valid defenses and will vigorously defend these claims. These claims are in the early stages of discovery. Given the early stage of litigation, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, the range of probable losses in connection with these suits is not estimable at this time. Therefore no provision has been made to cover any future costs. Management's position will change if warranted by facts and circumstances.

     The liability for litigation related matters, including compensatory damages, remediation and legal costs, was $1.4 million, $1.6 million and $2.4 million as of September 30, 1995, July 1, 1995 and October 1, 1994, respectively.

3.  LONG-TERM OBLIGATIONS

On October 24, 1994 the Company entered into a secured financing agreement with The CIT Group/Business Credit, Inc. (CIT). The agreement contains a $12 million term note and a revolving loan for up to $28 million. The agreement is secured by the assets of the Company. This agreement replaced a $5.0 million secured revolving credit agreement and a $20.9 million note payable to a financial institution. At September 30, 1995, and July 1, 1995, the company was in compliance with all debt covenants and restrictions.

Details of this transaction are more fully reported on Form 8-K dated October 31, 1994.

Long-term obligations consist of:

                                          September 30,        July 1,
                                                   1995          1995
                                                     (in thousands)

Note Payable - financial institution            $11,990        $11,990
Revolving Line                                   11,271         16,428
Note Payable - Honeywell, Inc.                    2,737          3,649
Litigation Reserve                                  900            900
Deferred compensation obligation                    647            657
Capital lease obligations                           257            308
                                                 ------         ------
                                                 27,802         33,932
Less current portion                            (5,026)        (5,433)
                                                 ------         ------
                                                $22,776        $28,499
                                               ========        =======


4.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                First Quarter Ended
                                          September 30,     October 1,
                                                   1995           1994
                                                   (in thousands)

Interest payments                                  $801           $591
Income tax payments                                 120              0



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY
     The Company provided cash flows of $2.9 million from operating activities for the first quarter of fiscal 1996 versus $.5 million of cash used in operating activities during the same period of the prior year.

     During the first quarter of 1996, $1.6 million was expended in capital additions. During the first quarter of the prior year, $1.2 million was expended in capital additions. The Company anticipates capital expenditures of approximately $6.9 million through the remainder of the current fiscal year ending June 29, 1996. Capital expenditures are expected to be financed with the combination of internally generated funds, capital leases, and limited amounts of secured indebtedness. The Company is also considering entering into certain operating leases.

     The Company has a secured financing agreement which contains a $12,000,000 term note and a revolving loan for up to $28,000,000. The agreement is secured by the assets of the corporation. The agreement contains covenants that relate to minimum net worth, minimum working capital, income statement and balance sheet ratios and restricts investments, disposition of assets, and payment of dividends. At September 30, 1995 and July 1, 1995, the company was in compliance with all debt covenants and restrictions.

     The term note is payable in quarterly installments of principal, each in the amount of $500,000, commencing in November 1995 and maturing in November 2001. This note bears interest at one and three quarters percent (1.75%) in excess of the Chemical Bank Rate, which approximates prime (8.5% at September 30, 1995).

     The revolving loan is renewable and covers an initial period of approximately three years expiring on the first business day of November 1997. This loan bears interest at one and one half percent (1.50%) in excess of the Chemical Bank Rate, which approximates prime. At September 30, 1995, there was $14.8 million available for use under the revolving loan.

     As a result of the acquisition of substantially all of the assets and liabilities of the Honeywell Keyboard Division (HKD) in fiscal year 1994, the Company has a $2.7 million note to Honeywell, Inc. This note has three remaining installments of principal and interest payable on the last business day of October 1995 and January and April of 1996. This note bears interest at the prime rate.

     Real estate held for sale is carried at net realizable value based upon appraisals and management's intentions for sale or investment. Management is actively marketing the properties through real estate brokers and has obtained independent appraisals. The property is recorded at the lower of cost or net realizable value.

     During the first three months of fiscal year 1996 "other current assets" increased by $.9 million. This increase is due to approximately $750,000 for non-trade receivables and $180,000 for deposits.

     The Company believes that cash, cash equivalents, funds available under the line of credit, and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

NET SALES
     Net sales for the fiscal 1996 first quarter, which ended September 30, 1995, were $60.6 million compared to $45.4 million for the first quarter of the previous year. The increase in revenue is a result of additional revenue from existing customers, new customers and the addition of new product lines.

     Keyboard shipments increased 41.1% over the first quarter from the prior year while the average selling price decreased approximately 9.7%. The increase in units shipped is due primarily to the sale of new products. The decrease in average selling price is due primarily to price competition. Non-keyboard revenue accounted for 13.2% of total revenue in the first quarter versus
9.1% in the first quarter of the prior year.

COST OF SALES
     Cost of sales were 85.3% of revenue in the first quarter of 1996 compared to 86.0% for the first quarter of 1995. The cost of sales percentage decreased due to cost reductions resulting from increased operating efficiencies and higher volumes.

RESEARCH, DEVELOPMENT AND ENGINEERING
     Research, development and engineering expenses were $1.6 million in the first quarter of fiscal 1996 and $1.3 million for the same period of fiscal 1995. As a percentage of sales, R, D & E expenditures were 2.6% in the first quarter of 1996 compared to 2.9% in the first quarter of 1995. As a percent of revenue the decrease is due primarily to the increase in the revenue base.

SELLING EXPENSES
     Selling expenses were $1.0 million in the first quarter of 1996 compared to $1.2 million in the first quarter of 1995. Selling expenses as a percentage of revenue were 1.6% for the quarter compared to 2.7% in the same quarter of fiscal 1995. Selling expenses decreased in dollars due to decreased commissions. Commissions decreased due to the company's decision to discontinue the use of outside sales representatives. As a percentage of revenue, selling expenses decreased due to a combination of the increase in revenue and the decrease in commissions.

GENERAL AND ADMINISTRATIVE
     General and administrative expenses were $3.0 million in the first quarter of 1996 compared to $2.6 million in the first quarter of fiscal 1995. As a percent of revenue G&A expenses were 5.0% in the first quarter compared to 5.7% during the first quarter of the prior year. As a percent of revenue the decrease is primarily due to the increased revenue base. The increase in dollar spending is primarily due to additional hiring costs and increases in both insurance rates and coverage's.

INTEREST
     Interest expense was $815,000 in the first quarter of 1996 compared to $670,000 for the first quarter of 1995. These increases are due to higher interest rates and refinancing cost amortization.

INCOME TAXES
     Income taxes provision was $914,000 and $206,000 for the first quarter of 1996 and 1995, respectively. In the first quarter of 1996 $58,000 of this provision and $27,000 of 1995's first quarter provision relate to taxes on earnings of foreign subsidiaries. The remaining $856,000 of the first quarter 1996 provision relates to taxes on U.S. earnings. The Company has tax loss carryforwards of approximately $33.7 million which expire in varying amounts in the years 2003 through 2009.

ESOP
     No contributions to the Employee Stock Ownership Plan (ESOP) were made during the first quarter of fiscal years 1996 and 1995.

BACKLOG
     The Company's backlog at the end of the first fiscal quarter of 1996 was $42.9 million compared to $43.2 million at the end of the 1995 fiscal year and $35.6 million at the end of the first quarter of fiscal 1995.


PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Events

Item 6.   Exhibits and Reports on Form 8-K
          (a) Exhibits
              Exhibit 11 - Computation of Earnings Per Share

          (b) Reports on Form 8-K
              None

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                             KEY TRONIC CORPORATION


               /s/ Fred Wenninger
               Fred Wenninger              Date:  November 14, 1995
               President and Chief
               Executive Officer

               /s/ Ronald F. Klawitter
               Ronald F. Klawitter         Date:  November 14, 1995
               Principal Financial &
               Accounting Officer