Form 10-Q
period 1995-12-30
KEY TRONIC CORP
filed 1996-02-13
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 30, 1995                     Commission File Number
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


     At January 23, 1996, 8,533,307 shares of Common Stock, no par value (the only class of common stock), were outstanding.





                             KEY TRONIC CORPORATION

                                      Index


                                                                  Page
No.
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Consolidated Balance Sheets - December 30, 1995
           and July 1, 1995                                        3-4

          Consolidated Statements of Income - Second Quarter
           Ended December 30, 1995 and December 31, 1994             5

          Consolidated Statements of Income - Two Quarters
           Ended December 30, 1995 and December 31, 1994             6

          Consolidated Statements of Cash Flows - Two Quarters
           Ended December 30, 1995 and December 31, 1994             7

          Notes to Consolidated Financial Statements              8-11

Item 2.   Management's Discussion and Analysis of the
           Financial Condition and Results of Operations         12-19

PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings                                         20

Item 4.   Submission of Matters to a Vote of Security Holders       20

Item 5.   Other Events                                              20

Item 6.   Exhibits and Reports on Form 8-K                          20

SIGNATURES                                                          21


                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                           December 30,       July 1,
                                                   1995          1995
                                           (Unaudited)        (Audited)
                                                    (in thousands)

ASSETS

Current Assets:

Cash and cash equivalents                    $    1,392       $  4,455
Trade receivables, less allowance for doubtful
 accounts of $1,185 and $1,185                   29,676         33,964
Inventories (Note 1)                             25,269         26,883
Real estate held for sale                         2,243          2,243
Deferred income tax asset - current               1,235          1,531
Other                                             4,465          3,932
                                                 ------         ------

     Total current assets                        64,280         73,008
                                                 ------         ------


Property, Plant and Equipment - at cost          93,285         89,255
 Less accumulated depreciation                   59,816         55,387
                                                 ------         ------

     Total property, plant and equipment         33,469         33,868
                                                 ------         ------




Other Assets:

Deferred income tax asset - non-current           4,490          5,269
Goodwill(net of accumulated amortization
     of $191 and $128)                            1,595          1,658
Other                                             2,108          1,283
                                                 ------         ------

     Total other assets                           8,193          8,210
                                                 ------         ------

                                               $105,942       $115,086
                                               ========      =========

See accompanying notes to consolidated financial statements.

                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                           December 30,       July 1,
                                                   1995          1995
                                           (Unaudited)        (Audited)
                                                    (in thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of long-term obligations       $  4,109       $  5,433
Accounts payable                                 16,209         21,650
Accrued compensation and vacation                 2,378          4,152
Accrued taxes other than income taxes             1,227          1,468
Interest payable                                    233            329
Other                                             2,868          2,289
                                                 ------         ------

     Total current liabilities                   27,024         35,321
                                                 ------         ------

Long-term Obligations, less current portion      24,739         28,499
                                                 ------         ------


Commitments and Contingencies (Note 2)

Shareholders' Equity:

Common stock, no par value, authorized
 25,000 shares; issued and outstanding
 8,533 and 8,456 shares                          38,162         37,484
Retained earnings                                15,032         12,741
Foreign currency translation adjustment             985          1,041
                                                 ------         ------

     Total shareholders' equity                  54,179         51,266
                                                 ------         ------
                                               $105,942       $115,086
                                               ========       ========

See accompanying notes to consolidated financial statements.


                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                              Second Quarter Ended
                                           December 30,   December 31,
                                                   1995           1994
                                   (in thousands, except per share amounts)

Net Sales                                       $56,624        $48,748
Cost of sales (including warranty
 provision of $318 and $296)                     48,581         41,188
                                                 ------         ------
Gross Profit on Sales                             8,043          7,560

Operating Expenses:
Research, development and engineering             1,412          1,454
Selling                                           1,283          1,381
General and administrative (including provision
 for doubtful accounts receivable of $25
 and $161)                                        3,464          2,623
                                                 ------         ------

Operating Income                                  1,884          2,102
Interest Expense                                    854            764
Other (income)expense                               (34)            16
                                                 ------         ------

Earnings before federal taxes on income           1,064          1,322

Income Tax Provision                                368            473
                                                 ------         ------

Net Income                                        $ 696        $   849
                                               ========       ========


Earnings Per Share (See exhibit 11):

Net Income per Weighted Average Share              N.A.        $  0.10
Primary Earnings Per Common Share               $   .07           N.A.
Fully Diluted Earnings Per Common Share         $   .07           N.A.

Weighted Average Shares Outstanding                N.A.          8,314
Primary Shares Outstanding                        9,996           N.A.
Fully Diluted Shares Outstanding                  9,996           N.A.

See accompanying notes to consolidated financial statements.





                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                              Two Quarters Ended
                                           December 30,   December 31,
                                                   1995           1994
                                   (in thousands, except per share amounts)

Net Sales                                      $117,174        $94,184
Cost of sales (including warranty
 provision of $469 and $489)                    100,207         80,281
                                                 ------         ------
Gross Profit on Sales                            16,967         13,903

Operating Expenses:
Research, development and engineering             2,970          2,779
Selling                                           2,262          2,607
General and administrative (including provision
 for doubtful accounts receivable of $25
 and $345)                                        6,502          5,247
                                                 ------         ------

Operating Income                                  5,233          3,270
Interest Expense                                  1,701          1,434
Other (income)expense                               (63)           (20)
                                                 ------         ------

Earnings before federal taxes on income           3,595          1,856

Income Tax Provision                              1,282            679
                                                 ------         ------

Net Income                                      $ 2,313      $   1,177
                                               ========      =========


Earnings Per Share (See exhibit 11):

Net Income per Weighted Average Share              N.A.        $  0.14
Primary Earnings Per Common Share               $   .23           N.A.
Fully Diluted Earnings Per Common Share         $   .23           N.A.

Weighted Average Shares Outstanding                N.A.          8,294
Primary Shares Outstanding                       10,220           N.A.
Fully Diluted Shares Outstanding                 10,220           N.A.

See accompanying notes to consolidated financial statements.



                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Two Quarters Ended
                                           December 30,   December 31,
                                                   1995           1994
                                                  (in thousands)
Increase (decrease) in Cash and Cash Equivalents:
Cash Flows from Operating Activities:
 Net income                                      $2,313       $  1,177
Adjustments to Reconcile Net Income to
 Cash Provided by Operating Activities:
  Depreciation and amortization                   4,934          4,287
  Provision for obsolete inventory                  868          1,063
  Provision for doubtful receivables                  0             (7)
  Provision for warranty                            469            489
  (Gain) or loss on disposal of property
    and equipment                                    (6)           (92)
  Deferred income tax asset                       1,075            604
Changes in Operating Assets and Liabilities:
  Trade receivables                               4,288         (1,624)
  Inventories                                    (1,304)        (4,150)
  Other assets                                      468         (1,700)
  Accounts payable                               (5,441)          (556)
Employee compensation and accrued vacation       (1,774)           574
  Other liabilities                                (228)          (810)
------                                           ------
Cash provided (used) by operating activities      5,662           (745)
                                                 ------         ------

Cash Flows from Investing Activities:
Proceeds from sale of property and equip.            54            238
Purchase of property and equipment               (4,296)        (2,874)
                                                 ------         ------
Cash used in investing activities                (4,242)        (2,636)
                                                 ------         ------

Cash Flows from Financing Activities:
  Refinancing Fees                                    0         (1,183)
  Other financing fees                              (23)             0
  Issuance of common stock                          678            442
  Proceeds from long-term obligations             2,506         26,900
  Payments on long-term obligations              (7,589)       (25,882)
                                                 ------         ------
Cash used in financing activities                (4,428)           277
                                                 ------         ------

Effect of exchange rate changes on cash             (55)           525
                                                 ------         ------
Net decrease in cash and cash equivalents        (3,063)        (2,579)

Cash and cash equivalents, beginning of year      4,455          4,996
                                                 ------         ------
Cash and cash equivalents, end of quarter      $  1,392         $2,417
                                               =========      =========
Non-Cash Investing and Financing Activities:

See note 4 to these financial statements

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
------------------------------------------------------------------------
1.  INVENTORIES


                                           December 30,        July 1,
                                                   1995          1995
                                            (Unaudited)        (Audited)
                                                   (in thousands)


     Finished goods                              $4,439         $7,891
     Work-in-process                              3,357          3,734
     Raw materials and supplies                  20,186         18,770
     Reserve for obsolescence                    (2,713)        (3,512)
                                                 ------         ------
                                                $25,269        $26,883
                                               =========      =========


2.  COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS - The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $364,000 at December 30, 1995.

     Litigation

     The Company used Mica Sanitary landfill until early 1975. Mica landfill is a state lead National Priority List site ("NPL"). Mica landfill was placed on the NPL in 1985. In l988 the Washington Department of Ecology and Spokane County entered into a Consent Decree requiring the County to conduct a Remedial Investigation (RI) followed by appropriate Remedial Action (RA). The RI was completed in September 1992. An interim remedial action plan was completed in late 1993 and instituted in mid 1994 to be followed by a 5 year performance monitoring program to determine if additional remedial measures are needed. The Company has not been named as a Potentially Liable Party ("PLP") under the State Toxic Control Act ("STCA") or as a Potentially Responsible Party ("PRP") under CERCLA, as amended ("CERCLA"). Prior to 1989 certain third parties were designated PRP's and PLP's. The Company made a provision prior to the beginning of fiscal year 1992 based on information then currently available to it, for its estimate of probable legal costs to be associated with this matter. At the end of the second fiscal quarter of 1996, the end of the first fiscal quarter of 1996, and at the end of fiscal 1995, the accrued balance was $900,000. The accrued balance reflects management's estimate of the probable future legal costs associated with this matter. Management does not believe there to be any reasonably probable losses beyond the existing accrual for probable losses which could be material to future financial position or results of operations. No provision has been made to cover any future costs to the Company of any remedial action or clean-up activities because those costs, if any, can not be determined at this time. Given the inherent uncertainty in environmental matters, limited information available with respect to any future remedial measures, limited information as to the number of PRP's and PLP's, the uncertainty as to whether the Company will be designated a PRP or PLP with respect to the site and the complexity of the circumstances surrounding this matter, management's estimate is subject to and will change as facts and circumstances warrant. Based upon publicly available estimated total costs of remediation and clean-up at the site and the contributions to date of designated PRP's and PLP's, management believes that insurance coverage is probable for any possible future remedial or clean-up costs to the Company.

     Pursuant to the Amended and Restated Purchase and Sale Agreement between Honeywell, Inc. and Key Tronic Corporation, dated as of July 30, 1993 (the "Agreement"), the Company assumed liability for a portion of any unknown and unasserted claims against Honeywell, Inc. ("Honeywell") relating to environmental matters and to product liability matters associated with products manufactured by Honeywell prior to its ceasing manufacture of those products on the closing date of the Agreement. Honeywell retained responsibility for
unasserted claims not assumed by the Company as follows:   Honeywell retained
responsibility for unasserted environmental and product liability claims in excess of $1,000,000 in the aggregate which 1) in the case of environmental claims are discovered and asserted within two years following the closing date or which 2) in the case of product liability claims are asserted within five years following the closing date. Management estimates that unknown and unasserted product liability claims in the amount of $1,000,000 during the 5 years following the closing of the Agreement are probable and recorded this liability as part of the acquisition costs. The accrued balance was $170,000, $610,000, and $830,000, respectively, at the end of the second fiscal quarter of 1996, at the end of fiscal 1995, and at the end of the second fiscal quarter of 1995. The reduction in the accrued balance reflects charges for expenses. Management does not believe there to be any reasonably probable losses beyond the existing accrual for probable losses which could be material to future financial position or results of operations. The Company has not made a provision for Honeywell environmental claims which may be discovered and asserted after the closing date or product liability claims which may be asserted five or more years after the closing date, because management does not believe such potential liabilities are estimable at this time. No environmental claims have been asserted as of the second fiscal quarter of 1996. Given the inherent uncertainty in litigation, in environmental matters and in contract interpretation, the inherently limited information available with respect to unasserted claims and the complexity of the circumstances surrounding these matters, management's estimates are subject to and will change or be established as facts and circumstances warrant.

     The Company currently has one hundred twenty-three suits by computer keyboard users which are in State or Federal Courts in California, Connecticut Illinois, Kansas, Massachusetts, Michigan, Pennsylvania, New Jersey, New York and Texas. These suits allege that specific keyboard products manufactured by the company were sold with manufacturing, design and warning defects which caused or contributed to their injuries. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance, however the likelihood that punitive damages, if awarded, will be covered by insurance is remote. A total of twenty suits have been dismissed from California, Florida, Kentucky, New York and Texas. Of the dismissed suits, one is on appeal in California and seven in New York. The Company believes it has valid defenses and will vigorously defend these claims. These claims are in the early stages of discovery. Given the early stage of litigation, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, the range of probable losses in connection with these suits is not estimable at this time. Therefore no provision has been made to cover any future costs. Management's position will change if warranted by facts and circumstances.

     The liability for litigation related matters, including compensatory damages, remediation and legal costs, was $1.2 million, $1.6 million and $2.3 million as of December 30, 1995, July 1, 1995 and December 31, 1994, respectively.


3.  LONG-TERM OBLIGATIONS


On October 24, 1994 the Company entered into a secured financing agreement with The CIT Group/Business Credit, Inc. (CIT). The agreement contains a $12 million term note and a revolving loan for up to $28 million. The agreement is secured by the assets of the Company. This agreement replaced a $5.0 million secured revolving credit agreement and a $20.9 million note payable to a financial institution. At December 30, 1995, and July 1, 1995, the company was in compliance with all debt covenants and restrictions.

Details of this transaction are more fully reported on Form 8-K dated October 31, 1994.

Long-term obligations consist of:

                                           December 30,        July 1,
                                                   1995          1995
                                                     (in thousands)

Note Payable - financial institution            $11,490        $11,990
Revolving Line                                   13,776         16,428
Note Payable - Honeywell, Inc.                    1,824          3,649
Litigation Reserve                                  900            900
Deferred compensation obligation                    640            657
Capital lease obligations                           218            308
                                                 ------         ------
                                                 28,848         33,932
Less current portion                             (4,109)        (5,433)
                                                 ------         ------
                                                $24,739        $28,499
                                               =========      =========

4.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                Second Quarter Ended
                                           December 30,    December 1,
                                                   1995           1994
                                                   (in thousands)

Interest payments                                $1,797           $521
Income tax payments                                   0              0
Inventory exchange                                2,562              0


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY
     The Company provided cash flows of $5.7 million from operating activities for the first two quarters of fiscal 1996 versus $.7 million of cash used in operating activities during the same period of the prior year.

     During the first two quarters of 1996, $4.3 million was expended in capital additions. During the first two quarters of the prior year, $2.9 million was expended in capital additions. The Company anticipates capital expenditures of approximately $3.9 million through the remainder of the current fiscal year ending June 29, 1996. Capital expenditures are expected to be financed with the combination of internally generated funds, capital leases, and limited amounts of secured indebtedness. The Company is also considering entering into certain operating leases.

     The Company has a secured financing agreement which contains a $12,000,000 term note and a revolving loan for up to $28,000,000. The agreement is secured by the assets of the corporation. The agreement contains covenants that relate to minimum net worth, minimum working capital, income statement and balance sheet ratios and restricts investments, disposition of assets, and payment of dividends. At December 30, 1995 and July 1, 1995, the Company was in compliance with all debt covenants and restrictions.

     The term note is payable in quarterly installments of principal, each in the amount of $500,000, commencing in November 1995 and maturing in November 2001. This note bears interest at one and three quarters percent (1.75%) in excess of the Chemical Bank Rate, which approximates prime (8.50% at December 30, 1995).

     The revolving loan is renewable and covers an initial period of approximately three years expiring on the first business day of November 1997. This loan bears interest at one and one half percent (1.50%) in excess of the Chemical Bank Rate, which approximates prime. At December 30, 1995, there was $8.7 million available for use under the revolving loan.

     As a result of the acquisition of substantially all of the assets and liabilities of the Honeywell Keyboard Division (HKD) in fiscal year 1994, the Company has a $1.8 million note to Honeywell, Inc. This note has two remaining installments of principal and interest payable on the last business day of January and April of 1996. This note bears interest at the prime rate.

     Real estate held for sale is carried at net realizable value based upon appraisals and management's intentions for sale or investment. Management is actively marketing the properties through real estate brokers and has obtained independent appraisals. The property is recorded at the lower of cost or net realizable value.

     The increase of $1.4 million in other current assets and other long-term assets is due to the exchange of excess inventory for future barter credits which will be realized over the next twelve to thirty-six months.

     On January 3, 1996, the Company reached a settlement in the amount of $1,489,000 with one of its' insurers for reimbursement of costs which were incurred and paid in previous years associated with the Colbert landfill (a Superfund site.) This amount will be recorded and included in the financial statements in the third quarter of fiscal 1996. No settlement has been reached with the final insurer, and therefore, the amount of the contingent gain is not determinable. Negotiations have commenced, and any recoveries will be recorded upon settlement.

     The Company believes that cash, cash equivalents, funds available under the line of credit, and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

NET SALES

     Net sales for the fiscal 1996 second quarter, which ended December 30, 1995, were $56.6 million compared to $48.7 million for the second quarter of the previous year. For the six months ended December 30, 1995, sales were $117.2 million compared to $94.2 million for the same period of the previous year. The increase in revenue is a result of additional revenue from existing customers, new customers, and the addition of new product lines.

     Keyboard shipments increased 21.6% over the second quarter from the prior year while the average selling price decreased approximately 10.3%. For the six months ended December 30, 1995, unit shipments increased 30.9% over the same period of the prior year while the average selling price decreased 10.0%. The increase in units shipped is due primarily to the sale of new products.

Non-Keyboard revenue accounted for 14.6% of total revenue in the second quarter of 1996 versus 9.1% in the second quarter of the prior year. For the six months ended December 31, 1995, non-keyboard revenue accounted for 13.9% of total revenue versus 9.1% for the same period of the prior year.

COST OF SALES
     Cost of sales were 85.8% of revenue in the second quarter of 1996 compared to 84.5% for the second quarter of 1995. Cost of sales were 85.5% of revenue for the six months ended December 30, 1995, compared to 85.2% for the same period of the prior year. The cost of sales percentage increased due to a decrease in average selling price.

RESEARCH, DEVELOPMENT AND ENGINEERING
     Research, development and engineering expenses were $1.4 million in the second quarter of fiscal 1996 and $1.5 million for the same period of fiscal 1995. As a percentage of sales, R, D & E expenditures were 2.5% in the second quarter of 1996 compared to 3.0% in the second quarter of 1995. As a percent of revenue the decrease is due primarily to the increase in the revenue base. Research, development, and engineering expenses were $3.0 million for the six months ended December 30, 1995 and $2.8 million for the same period of the prior year. As a percentage of sales, R, D & E expenditures were 2.5% during this period compared to 3.0% for the same period of the prior year. As a percent of revenue the decrease is due primarily to the increase in the revenue base.

SELLING EXPENSES
     Selling expenses were $1.3 million in the second quarter of 1996 compared to $1.4 million in the second quarter of 1995. Selling expenses as a percentage of revenue were 2.3% for the quarter compared to 2.8% in the same quarter of fiscal 1995. Selling expenses were $2.3 million for the six months ended December 30, 1995 compared to $2.6 million for the same period of the prior year. Selling expenses as a percentage of revenue were 1.9% during this period compared to 2.8% for the same period of the prior year. Selling expenses decreased in dollars due to decreased commissions. Commissions decreased due to the company's decision to discontinue the use of outside sales representatives. As a percentage of revenue, selling expenses decreased due to a combination of the increase in revenue and the decrease in commissions.

GENERAL AND ADMINISTRATIVE
     General and administrative expenses were $3.5 million in the second quarter of 1996 compared to $2.6 million in the second quarter of fiscal 1995. As a percent of revenue G&A expenses were 6.1% in the second quarter of 1996 compared to 5.4% during the second quarter of the prior year. General and administrative expenses were $6.5 million for the six months ended December 30, 1995 compared to $5.2 million for the same period of the prior year. As a percent of revenue, G&A expenses were 5.6% in the second quarter compared to 5.6% during the second quarter of the prior year. The increase in G&A expenses is primarily due to increases in compensation, insurance, hiring, and moving costs.

INTEREST
     Interest expense was $854,000 in the second quarter of 1996 compared to $764,000 for the second quarter of 1995. For the six months ended December 30, 1995, interest expense was $1,701,000 compared to $1,434,000 for the same period
of the prior year.    These increases are due to higher interest rates and
refinancing cost amortization.

INCOME TAXES
     Income taxes provision was $368,000 and $473,000 for the second quarter of 1996 and 1995, respectively. In the second quarter of 1996 $38,000 of this provision and $48,000 of 1995's second quarter provision relate to taxes on earnings of foreign subsidiaries. The remaining $330,000 of the second quarter 1996 provision relates to taxes on U.S. earnings. For the six months ended December 30, 1995, the income tax provision was $1,282,000 compared to $679,000 for the same period of the prior year. Taxes on earnings of foreign subsidiaries account for $97,000 and $75,000, respectively, for the six month period ending December 30, 1995 and December 31, 1994. The balance of this provision relates to taxes on U.S. earnings. The Company has tax loss carryforwards of approximately $29.7 million which expire in varying amounts in the years 2003 through 2009.

ESOP
     No contributions to the Employee Stock Ownership Plan (ESOP) were made during the first quarter of fiscal years 1996 and 1995.

BACKLOG
     The Company's backlog at the end of the second fiscal quarter of 1996 was $28.4 million compared to $43.2 million at the end of the 1995 fiscal year and $32.1 million at the end of the second quarter of fiscal 1995. The drop in backlog is due primarily to a significant reduction in a program for a major customer and a program that reached the end of its life for another customer.

RISK FACTORS

     The Company's future business, financial condition and results of operations can be materially and adversely affected by the following risk factors:

Potential Fluctuations in Quarterly Results

     The Company's quarterly operating results have varied in the past and may vary in the future due to a variety of factors, including success of customers' programs, timing of new programs, new product introductions or technological advances by the Company and its competitors and changes in pricing policies by the Company and its competitors. For example, the Company relies on customers' forecasts to plan its business. If those forecasts are overly optimistic, the Company's revenues and profits may fall short of expectations. Conversely, if those forecasts are too conservative, the Company could have an unexpected increase in revenues and profits.

Competition

     The keyboard and other input device industry is intensely competitive.
Most of the Company's principal competitors are headquartered in Japan and other Asian countries that have a low cost labor force. Those competitors may be able to offer customers lower prices on certain high volume programs. This could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's business, operating results and financial condition. In addition, competitors can copy the Company's non-proprietary designs after the Company has invested in development of products for customers, thereby enabling such competitors to offer lower prices on such products due to savings in development costs.

Concentration of Major Customers

     At present, the Company's customer base is highly concentrated, and there can be no assurance that its customer base will not become more concentrated. Three of the Company's OEM customers accounted for 31%, 23% and 6% individually, of net sales during the first 6 months of fiscal 1996. In 1995 the same customers accounted for 23%, 19% and 12% of the Company's net sales. In 1994, the same customers accounted for 10%, 1% and 12% of the Company's net sales.

     There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company's customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company's major customers or the reduction, delay or cancellation of orders from such customers could materially and adversely affect the Company's business, operating results and financial condition.

Dependence on Key Personnel

     The Company's future success depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to attract and retain qualified employees. The competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In addition, the Company does not have any employment contracts with its key personnel. The loss of key employees could have a material adverse effect on the Company's business, operating results and financial condition.

Litigation

     The Company currently is a party to approximately 123 lawsuits brought by computer keyboard users in state and federal courts. These lawsuits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to the claimants' alleged injuries, generally referred to as repetitive stress injuries
(RSI) or cumulative trauma disorders (CTD). The Company believes it has valid defenses to these claims, and it will vigorously defend them. These lawsuits are in the early stages of discovery. At this time, management believes that it is not likely that the ultimate outcome of these lawsuits will have a material adverse effect on the Company's financial position. However, given the limited information currently available, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, management's position will change if warranted by facts and circumstances.

Technological Change and New Product Risk

     The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and relatively short product life cycles. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. The Company's success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and emerging industry standards and address evolving and increasingly sophisticated customer requirements. Failure to do so could substantially harm the Company's competitive position. There can be no assurance that the Company will be successful in identifying, developing, manufacturing and marketing products that respond to technological change, emerging industry standards or evolving customer requirements.

Dilution

     As of December 30, 1995 there were outstanding options for the purchase of 3,528,728 shares, of which options for approximately 2,956,380 shares were vested and exercisable. Purchasers of the Common Stock offered hereby will suffer immediate and substantial dilution to the extent outstanding options to purchase the Company's Common Stock are exercised.

Possible Volatility of Stock Price

     The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earning estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. Investors in the Company's Common Stock should be willing to incur the risk of such fluctuations.

Market Price of and Dividends on the Registrant's Common Equity and Related Shareholder Matters

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "KTCC". The following table sets forth, for the Company's fiscal quarters indicated, the high and low closing sale price per share of the Common Stock as reported by Nasdaq.

                1996                      High                 Low
          1st Quarter                   $17.922             $ 13.875
          2nd Quarter                   $13.875             $  7.750

                1995                      High                 Low
          1st Quarter                   $11.500             $  6.000
          2nd Quarter                   $11.000             $  9.000
          3rd Quarter                   $14.375             $ 10.000
          4th Quarter                   $16.125             $ 13.500

                1994                      High                 Low
          1st Quarter                   $10.750             $  8.750
          2nd Quarter                   $ 9.250             $  6.000
          3rd Quarter                   $ 9.000             $  6.250
          4th Quarter                   $ 8.000             $  6.000


     The Company has not paid any cash dividends on its Common Stock during the last two fiscal years. The Company currently intends to retain its earnings for its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's ability to pay dividends is limited by certain financial covenants in the Company's bank loan agreements.

     As of December 30, 1995 there were approximately 1,579 common shareholders of record.

Control by the Hiller Key Tronic Partners, L.P. and The Hiller Group

     Hiller Key Tronic Partners, L.P. ("HKT Partners") is a limited partnership created by The Hiller Group, a corporate management organization. Pursuant to an agreement between The Hiller Group and the Company, Stanley Hiller, Jr., who currently has approximately 66.73% interest in HKT Partners, was appointed as a Director and Chairman of the Company's Executive Committee in February 1992 and acquired the right to designate three additional persons to be appointed to the Company's Board of Directors. Mr. Hiller also served as Chief Executive Officer from February 1992 to September, 1995 and has served as Chairman of the Board of Directors since September 1995. HKT Partners beneficially owns approximately 24% of the outstanding shares of Common Stock of the Company. This concentration of ownership, in conjunction with the agreement between the Company and The Hiller Group, will enable The Hiller Group to continue to exert significant control over corporate actions after the sale of the shares offered hereby and may have the effect of delaying or preventing a change in control of the Company.


PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Events
          None

Item 6.   Exhibits and Reports on Form 8-K
          (a) Exhibits
              None

          (b) Reports on Form 8-K
              None




                                      SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                             KEY TRONIC CORPORATION





               /s/ Fred Wenninger
               Fred Wenninger              Date:  February 13, 1996
               President




               /s/ Ronald F. Klawitter
               Ronald F. Klawitter         Date:  February 13, 1996
               Principal Financial &
               Accounting Officer