Form 10-Q
period 1996-03-30
KEY TRONIC CORP
filed 1996-05-14
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 30, 1996                    Commission File Number
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


     At May 7, 1996, 8,533,307 shares of Common Stock, no par value (the only class of common stock), were outstanding.





                             KEY TRONIC CORPORATION

                                      Index

                                                              Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Consolidated Balance Sheets - March 30, 1996 and
           July 1, 1995                                            3-4

          Consolidated Statements of Income - Third Quarter
           Ended March 30, 1996 and April 1, 1995                    5

          Consolidated Statements of Income - Three Quarters
           Ended March 30, 1996 and April 1, 1995                    6

          Consolidated Statements of Cash Flows - Three Quarters
           Ended March 30, 1996 and April 1, 1995                    7

          Notes to Consolidated Financial Statements              8-11

Item 2.   Management's Discussion and Analysis of the
           Financial Condition and Results of Operations         11-19

PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings                                         20

Item 4.   Submission of Matters to a Vote of Security Holders       20

Item 5.   Other Events                                              20

Item 6.   Exhibits and Reports on Form 8-K                          20

SIGNATURES                                                          21


                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                              March 30,        July 1,
                                                   1996           1995
                                            (Unaudited)        (Audited)
                                                    (in thousands)

ASSETS

Current Assets:

Cash and cash equivalents                        $1,387         $4,455
Trade receivables, less allowance for doubtful
 accounts of $1,185 and $1,185                   22,388         33,964
Inventories (Note 1)                             21,024         26,883
Real estate held for sale                         2,243          2,243
Deferred income tax asset - current               1,165          1,531
Other                                             3,826          3,932
                                                 ------         ------

     Total current assets                        52,033         73,008
                                                 ------         ------


Property, Plant and Equipment - at cost          95,101         89,255
 Less accumulated depreciation                   62,182         55,387
                                                 ------         ------

     Total property, plant and equipment         32,919         33,868
                                                 ------         ------




Other Assets:

Deferred income tax asset - non-current           4,403          5,269
Goodwill(net of accumulated amortization
     of $223 and $128)                            1,563          1,658
Other                                             1,699          1,283
                                                 ------         ------

     Total other assets                           7,665          8,210
                                                 ------         ------

                                                $92,617       $115,086
                                                =======       ========

See accompanying notes to consolidated financial statements.

                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                              March 30,       July 1,
                                                   1996          1995
                                            (Unaudited)      (Audited)
                                                   (in thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of long-term obligations         $3,237         $5,433
Accounts payable                                 12,861         21,650
Accrued compensation and vacation                 2,404          4,152
Accrued taxes other than income taxes             1,481          1,468
Interest payable                                    171            329
Other                                             2,347          2,289
                                                 ------         ------

     Total current liabilities                   22,501         35,321
                                                 ------         ------

Long-term Obligations, less current portion      16,902         28,499
                                                 ------         ------


Commitments and Contingencies (Note 2)

Shareholders' Equity:

Common stock, no par value, authorized
 25,000 shares; issued and outstanding
 8,533 and 8,456 shares                          38,162         37,484
Retained earnings                                14,066         12,741
Foreign currency translation adjustment             986          1,041
                                                 ------         ------

     Total shareholders' equity                  53,214         51,266
                                                -------         ------
                                                $92,617       $115,086
                                                ========      ========

See accompanying notes to consolidated financial statements.


                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                Third Quarter Ended
                                              March 30,       April 1,
                                                   1996           1995
                                  (in thousands, except per share amounts)

Net Sales                                       $41,217        $53,187
Cost of sales (including warranty
 provision of $231 and $275)                     36,827         44,475
                                                 ------         ------
Gross Profit on Sales                             4,390          8,712

Operating Expenses:
Research, development and engineering             1,374          1,787
Selling                                           1,660          1,296
General and administrative                        2,848          2,985
                                                 ------         ------

Operating Income (Loss)                          (1,492)         2,644

Interest Expense                                   (721)          (838)
Other income                                      1,465             30
                                                 ------          ------

Earnings (Loss) before federal taxes on income     (748)         1,836

Income Tax Provision                                218            437
                                                  ------         ------

Net Income (Loss)                                $ (966)        $1,399
                                                ========        =======


Earnings Per Share:

Net (Loss) per Weighted Average Share            $ (.11)          N.A.
Primary Earnings Per Common Share                  N.A.           $.14
Fully Diluted Earnings Per Common Share            N.A.           $.14

Weighted Average Shares Outstanding               8,533          8,349
Primary Shares Outstanding                         N.A.          9,937
Fully Diluted Shares Outstanding                   N.A.         10,271

See accompanying notes to consolidated financial statements.





                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                Three Quarters Ended
                                              March 30,       April 1,
                                                   1996           1995
                                  (in thousands, except per share amounts)

Net Sales                                      $158,392       $147,371
Cost of sales (including warranty
 provision of $699 and $763)                    137,034        124,757
                                               --------        -------
Gross Profit on Sales                            21,358         22,614

Operating Expenses:
Research, development and engineering             4,344          4,566
Selling                                           3,922          3,902
General and administrative                        9,350          8,233
                                                 ------         ------

Operating Income                                  3,742          5,913

Interest Expense                                 (2,422)        (2,272)
Other income                                      1,528             50
                                                 ------         ------

Earnings before federal taxes on income           2,848          3,691

Income Tax Provision                              1,500          1,115
                                                 ------         ------

Net Income                                      $ 1,348        $ 2,576
                                                ========       ========


Earnings Per Share:

Primary Earnings Per Common Share                  $.13           $.27
Fully Diluted Earnings Per Common Share            $.13           $.25

Primary Shares Outstanding                       10,028          9,720
Fully Diluted Shares Outstanding                 10,028         10,234

See accompanying notes to consolidated financial statements.



                     KEY TRONIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Three Quarters Ended
                                              March 30,       April 1,
                                                   1996           1995
                                                   (in thousands)
Increase (decrease) in Cash and Cash Equivalents:
Cash Flows from Operating Activities:
 Net income                                      $1,348         $2,576
Adjustments to Reconcile Net Income to
 Cash Provided by Operating Activities:
  Depreciation and amortization                   7,505          6,582
  Provision for obsolete inventory                  918          1,363
  Provision for doubtful receivables                  0            160
  Provision for warranty                            700            763
  (Gain) on disposal of property and equipment       (4)           (98)
  Deferred income tax asset                       1,232            951
Changes in Operating Assets and Liabilities:
  Trade receivables                              11,576         (3,450)
  Inventories                                     4,941         (7,314)
  Other assets                                     (645)          (623)
  Accounts payable                               (8,789)          (264)
 Employee compensation and accrued vacation      (1,748)         1,046
  Other liabilities                                (788)        (1,131)
                                                 ------        -------
Cash provided by operating activities            16,246            561
                                                 ------        -------

Cash Flows from Investing Activities:
Proceeds from sale of property and equip.            56            262
Purchase of property and equipment               (6,178)        (5,777)
                                                 ------         -------
Cash used in investing activities                (6,122)        (5,515)
                                                 ------         -------

Cash Flows from Financing Activities:
  Refinancing Fees                                    0         (1,210)
  Other financing fees                              (23)             0
  Issuance of common stock                          678            601
  Proceeds from long-term obligations             2,506         28,368
  Payments on long-term obligations             (16,299)       (26,883)
                                                --------       --------
Cash provided (used) in financing activities    (13,138)           876
                                               --------        --------

Effect of exchange rate changes on cash             (54)         1,093
                                                 ------        -------
Net decrease in cash and cash equivalents        (3,068)        (2,985)

Cash and cash equivalents, beginning of year      4,455          4,996
                                                 ------         ------
Cash and cash equivalents, end of quarter       $ 1,387        $ 2,011
                                                ========       =======
Non-Cash Investing and Financing Activities:

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
- ------------------------------------------------------------------------
1.  INVENTORIES


                                              March 30,        July 1,
                                                   1996           1995
                                           (Unaudited)       (Audited)
                                                     (in thousands)


     Finished goods                              $4,704         $7,891
     Work-in-process                              2,548          3,734
     Raw materials and supplies                  17,019         18,770
     Reserve for obsolescence                    (3,247)        (3,512)
                                                 ------         ------
                                                $21,024        $26,883
                                                ========       =======


2.  COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS - The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $113,000 at March 30, 1996.

     Litigation

     The Company used Mica Sanitary landfill until early 1975. Mica landfill is a state lead National Priority List site ("NPL"). Mica landfill was placed on the NPL in 1985. In 1988 the Washington Department of Ecology and Spokane County entered into a Consent Decree requiring the County to conduct a Remedial Investigation (RI) followed by appropriate Remedial Action (RA). The RI was completed in September 1992. An interim remedial action plan was completed in late 1993 and instituted in mid 1994 to be followed by a 5 year performance monitoring program to determine if additional remedial measures are needed.
The Company has not been named as a Potentially Liable Party ("PLP") under the State Toxic Control Act ("STCA") or as a Potentially Responsible Party ("PRP") under CERCLA, as amended ("CERCLA"). Prior to 1989 certain third parties were designated PRP's and PLP's. The Company made a provision prior to the beginning of fiscal year 1992 based on information then currently available to it, for its estimate of probable legal costs to be associated with this matter. At the end of the third fiscal quarter of 1996, the end of the third fiscal quarter of 1995, and at the end of fiscal 1995, the accrued balance was $900,000. The accrued balance reflects management's estimate of the probable future legal costs associated with this matter. Management does not believe there to be any reasonably probable losses beyond the existing accrual for probable losses which could be material to future financial position or results of operations. No provision has been made to cover any future costs to the Company of any remedial action or clean-up activities because those costs, if any, can not be determined at this time. Given the inherent uncertainty in environmental matters, limited information available with respect to any future remedial measures, limited information as to the number of PRP's and PLP's , the uncertainty as to whether the Company will be designated a PRP or PLP with respect to the site and the complexity of the circumstances surrounding this matter, management's estimate is subject to and will change as facts and circumstances warrant. Based upon publicly available estimated total costs of remediation and clean-up at the site and the contributions to date of designated PRP's and PLP's, and based upon the recent settlement (see MD&A below) and on-going negotiation with insurers, management believes that insurance coverage is probable for any possible future remedial or clean-up costs to the Company.


     Pursuant to the Amended and Restated Purchase and Sale Agreement between Honeywell, Inc. and Key Tronic Corporation, dated as of July 30, 1993 (the "Agreement"), the Company assumed liability for a portion of any unknown and unasserted claims against Honeywell, Inc. ("Honeywell") relating to environmental matters and to product liability matters associated with products manufactured by Honeywell prior to its ceasing manufacture of those products on the closing date of the Agreement. Honeywell retained responsibility for unasserted claims not assumed by the Company as follows: Honeywell retained responsibility for unasserted environmental and product liability claims in excess of $1,000,000 in the aggregate which 1) in the case of environmental claims are discovered and asserted within two years following the closing date or which 2) in the case of product liability claims are asserted within five years following the closing date. Management estimates that unknown and unasserted product liability claims in the amount of $1,000,000 during the 5 years following the closing of the Agreement are probable and recorded this liability as part of the acquisition costs. The accrued balance was $35,000, $610,000, and $735,000, respectively, at the end of the third fiscal quarter of 1996, at the end of fiscal 1995, and at the end of the third fiscal quarter of 1995. The reduction in the accrued balance reflects charges for expenses. Management does not believe there to be any reasonably probable losses beyond the existing accrual for probable losses which could be material to future financial position or results of operations. The Company has not made a provision for Honeywell environmental claims which may be discovered and asserted after the closing date or product liability claims which may be asserted five or more years after the closing date, because management does not believe such potential liabilities are estimable at this time. No environmental claims have been asserted as of the third fiscal quarter of 1996. Given the inherent uncertainty in litigation, in environmental matters and in contract interpretation, the inherently limited information available with respect to unasserted claims and the complexity of the circumstances surrounding these matters, management's estimates are subject to and will change or be established as facts and circumstances warrant.

     The Company currently has one hundred seventeen suits by computer keyboard users which are in State or Federal Courts in California, Connecticut Illinois, Kansas, Maryland, Massachusetts, Michigan, Pennsylvania, New Jersey, New York and Texas. These suits allege that specific keyboard products manufactured by the company were sold with manufacturing, design and warning defects which caused or contributed to their injuries. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance, however the likelihood that punitive damages, if awarded, will be covered by insurance is remote. A total of twenty-nine suits have been dismissed from California, Illinois, Florida, Kentucky, Massachusetts, New Jersey, New York and Texas. Of the dismissed suits, one is on appeal in California and seven in New York. The Company believes it has valid defenses and will vigorously defend these claims. These claims are in the early stages of discovery. Given the early stage of litigation, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, the range of probable losses in connection with these suits is not estimable at this time. Therefore no provision has been made to cover any future costs. Management's position will change if warranted by facts and circumstances.

     The liability for litigation related matters, including compensatory damages, remediation and legal costs, was $1.0 million, $1.6 million and $2.2 million as of March 30, 1996, July 1, 1995 and April 1, 1995, respectively.


3.  LONG-TERM OBLIGATIONS

The Company has a secured financing agreement which contains a $12 million term note and a revolving loan for up to $28 million. The agreement is secured by the assets of the Company. At March 30, 1996, and July 1, 1995, the company was in compliance with all debt covenants and restrictions.


Long-term obligations consist of:

                                              March 30,        July 1,
                                                   1996          1995
                                                    (in thousands)

Note Payable - financial institution            $10,990        $11,990
Revolving Line                                    6,470         16,428
Note Payable - Honeywell, Inc.                      912          3,649
Litigation Reserve                                  900            900
Deferred compensation obligation                    627            657
Capital lease obligations                           240            308
                                                 ------         ------
                                                 20,139         33,932
Less current portion                             (3,237)        (5,433)
                                                 ------         ------
                                                $16,902        $28,499
                                                =======        =======

4.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                Third Quarter Ended
                                              March 30,       April 1,
                                                   1996           1995
                                                     (in thousands)

Interest payments                                  $773           $808
Income tax payments                                   0              0


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With the exception of historical information contained in this Discussion and Analysis, statements contained herein are forward-looking and subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements, including those discussed below and those set forth from time to time in the Company's other Securities and Exchange Commission filings. Readers should not place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect occurrence of unanticipated events.

CAPITAL RESOURCES AND LIQUIDITY
     The Company provided cash flows of $16.2 million from operating activities for the first three quarters of fiscal 1996 versus $.6 million of cash provided in operating activities during the same period of the prior year.

     During the first three quarters of 1996, $6.2 million was expended in capital additions. During the first three quarters of the prior year, $5.8 million was expended in capital additions. The Company anticipates capital expenditures of approximately $2.3 million through the remainder of the current fiscal year ending June 29, 1996. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS, page 16-19. Capital expenditures are expected to be financed with a combination of internally generated funds, capital leases, and limited amounts of secured indebtedness. The Company is also considering entering into certain operating leases.

     The Company has a secured financing agreement which contains a $12,000,000 term note and a revolving loan for up to $28,000,000. The agreement is secured by the assets of the corporation. The agreement contains covenants that relate to minimum net worth, minimum working capital, income statement and balance sheet ratios and restricts investments, disposition of assets, and payment of dividends. At March 30, 1996, and July 1, 1995, the Company was in compliance with all debt covenants and restrictions.

     The term note is payable in quarterly installments of principal, each in the amount of $500,000, commencing in November 1995 and maturing in November 2001. This note bears interest at one and three quarters percent (1.75%) in excess of the Chemical Bank Rate, which approximates prime (8.25% at March 30, 1996).

     The revolving loan is renewable and covers an initial period of approximately three years expiring on the first business day of November 1997. This loan bears interest at one and one half percent (1.50%) in excess of the Chemical Bank Rate, which approximates prime. The loan balance decreased $10.0 million since year end due to reduced inventories and receivables. At March 30, 1996, there was $10.9 million available for use under the revolving loan.

     As a result of the acquisition of substantially all of the assets and liabilities of the Honeywell Keyboard Division (HKD) in fiscal year 1994, the Company has a note to Honeywell, Inc., which has one remaining installment of principal for $900,000 and interest payable on the last business day of April of 1996. This note bears interest at the prime rate.

     Real estate held for sale is carried at net realizable value based upon appraisals and management's intentions for sale or investment. Management is actively marketing the properties through real estate brokers and has obtained independent appraisals. The property is recorded at the lower of cost or net realizable value.

     During the first nine months of fiscal year 1996 "trade receivables" decreased $11.6 million. This decrease is the result of a decrease in revenue for the third quarter and improved days sales outstanding.

     Accounts payable and inventories decreased $8.8 million and $5.9 million, respectively, during the first nine months of fiscal 1996. These decreases are the result of decreased inventory requirements to support customer forecasts. The effect of decreased inventory and the decreased trade receivables is reflected in the revolving loan balance, which has decreased $10 million during the first nine months of fiscal 1996.

     On January 3, 1996, the Company reached a settlement in the amount of $1,440,000 with one of its insurers for reimbursement of costs associated with the Colbert landfill (a Superfund site), which were incurred and paid in previous years. This amount is recorded as "other income" in the financial statements in the current quarter. No settlement has been reached with the final insurer, and therefore, the amount of the contingent gain is not determinable. Negotiations have commenced, and any recoveries will be recorded upon settlement.

     The Company believes that cash, cash equivalents, funds available under the line of credit, and internally generated funds can satisfy cash requirements for a period in excess of 12 months. This projection is subject to uncertainty based upon future results of operations. See RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS, page 16-19.

NET SALES

     Net sales for the fiscal 1996 third quarter, which ended March 30, 1996, were $41.2 million compared to $53.2 million for the third quarter of the previous year. The decrease is due to a decrease in sales to two major OEM customers. For the nine months ended March 30, 1996, sales were $158.4 million compared to $147.4 million for the same period of the previous year. This is mainly due to a year to date increase in sales to two major OEM customers.

     Keyboard unit shipments decreased 20.8% over the third quarter from the prior year while the average selling price decreased approximately 9.5%. These decreases are due to a third quarter decrease in sales to two major OEM customers and general market conditions. For the nine months ended March 30, 1996, unit shipments increased 12.6% over the same period of the prior year, which is primarily due to general market conditions. For the nine months ended March 30, 1996, the average selling price decreased 9.8% over the same period of the prior year due to competitive forces on keyboard pricing. Non-Keyboard revenue accounted for 18.7% of total revenue in the third quarter of 1996 versus 12.2% in the third quarter of the prior year. For the nine months ended March 1, 1996, non-keyboard revenue accounted for 15.1% of total revenue versus 10.2% for the same period of the prior year. The latest forecasts from some major customers lead the Company to expect a reduction in orders resulting in an operating loss in the coming quarter. See POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS, page 16 and CONCENTRATION OF MAJOR CUSTOMERS on page 16-17.

COST OF SALES
     Cost of sales were 89.4% of revenue in the third quarter of 1996 compared to 83.6% for the third quarter of 1995. Cost of sales were 86.5% of revenue for the nine months ended March 30, 1996, compared to 84.7% for the same period of the prior year. The cost of sales percentage increased due to a decrease in average selling price and unfavorable absorption.

RESEARCH, DEVELOPMENT AND ENGINEERING
     Research, development and engineering expenses were $1.4 million in the third quarter of fiscal 1996 and $1.8 million for the same period of fiscal 1995. As a percentage of sales, R, D & E expenditures were 3.3% in the third quarter of 1996 compared to 3.4% in the third quarter of 1995. These decreases are due to the completed development of a major program prior to the third quarter in the current fiscal year. Research, development, and engineering expenses were $4.3 million for the nine months ended March 30, 1996, and $4.6 million for the same period of the prior year. As a percentage of sales, R, D & E expenditures were 2.7% during this period compared to 3.1% for the same period of the prior year. As a percent of revenue the decrease is due primarily to the increase in the revenue base.

SELLING EXPENSES
     Selling expenses were $1.7 million in the third quarter of 1996 compared to $1.3 million in the third quarter of 1995. Selling expenses as a percentage of revenue were 4.0% for the quarter compared to 2.4% in the same quarter of fiscal 1995. This increase is primarily due to costs associated with a planned launch of new products into the retail market. Selling expenses were $3.9 million for the nine months ended March 30, 1996, compared to $3.9 million for the same period of the prior year. Selling expenses as a percentage of revenue were 2.5% during this period compared to 2.7% for the same period of the prior year.

GENERAL AND ADMINISTRATIVE
     General and administrative expenses were $2.8 million in the third quarter of 1996 compared to $3.0 million in the third quarter of fiscal 1995. This decrease is primarily due to a decrease in bad debt provision. As a percent of revenue G&A expenses were 6.9% in the third quarter of 1996 compared to 5.6% during the third quarter of the prior year. This increase is mainly due to the decrease in revenues. General and administrative expenses were $9.4 million for the nine months ended March 30, 1996, compared to $8.2 million for the same period of the prior year. As a percent of revenue, G&A expenses were 5.9% during this period compared to 5.6% during the same period of the prior year. The increase in G&A expenses is primarily due to increases in compensation, insurance costs and foreign exchange losses.

INTEREST
     Interest expense was $721,000 in the third quarter of 1996 compared to $838,000 for the third quarter of 1995. This decrease is due to a decrease in the revolving loan and long term debt. For the nine months ended March 30, 1996, interest expense was $2,422,000 compared to $2,272,000 for the same period of the prior year. These increases are due to higher interest rates and refinancing cost amortization.

INCOME TAXES
     Income tax provision was $218,000 and $437,000 for the third quarter of 1996 and 1995, respectively. In the third quarter of 1996, $60,000 of this provision and $89,000 of 1995's third quarter provision relate to taxes on earnings of foreign subsidiaries. The balance of these provisions relates to taxes on U.S. earnings. For the nine months ended March 30, 1996, the income tax provision was $1,500,000 compared to $1,115,000 for the same period of the prior year. Taxes on earnings of foreign subsidiaries account for $157,000 and $165,000, respectively, for the nine month periods ending March 30, 1996, and April 1, 1995. The balance of this provision relates to taxes on U.S. earnings. The Company has tax loss carryforwards of approximately $29.2 million which expire in varying amounts in the years 2003 through 2009.

ESOP
     No contributions to the Employee Stock Ownership Plan (ESOP) were made during the first three quarters of fiscal years 1996 and 1995.

BACKLOG
     The Company's backlog at the end of the third fiscal quarter of 1996 was $25.7 million compared to $43.2 million at the end of the 1995 fiscal year and $49.3 million at the end of the third quarter of fiscal 1995. The drop in backlog from the end of fiscal 1995 is due primarily to a significant reduction in a program for a major customer and a program that reached the end of its' life for another customer.


RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS
The Company's future business, financial condition and actual results of operations can be materially affected by numerous risks and uncertainties, some of which are beyond the Company's control. The following discussion reviews some of these risks and uncertainties:


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

Concentration of Major Customers

     At present, the Company's customer base is highly concentrated, and there can be no assurance that its customer base will not become more concentrated. Three of the Company's OEM customers accounted for 32%, 20% and 7% individually, of net sales during the first 9 months of fiscal 1996. In 1995, the same customers accounted for 23%, 19% and 12% of the Company's net sales.

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

Litigation

     The Company currently is a party to approximately 118 lawsuits brought by computer keyboard users in state and federal courts. These lawsuits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to the claimants' alleged injuries, generally referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). The Company believes it has valid defenses to these claims, and it will vigorously defend them. These lawsuits are in the early stages of discovery. At this time, management believes that it is not likely that the ultimate outcome of these lawsuits will have a material adverse effect on the Company's financial position. However, given the limited information currently available, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, management's position will change if warranted by facts and circumstances.

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

Dilution

     As of March 30, 1996, there were outstanding options for the purchase of 3,533,307 shares, of which options for approximately 2,956,380 shares were vested and exercisable. Purchasers of the Common Stock offered hereby will suffer immediate and substantial dilution to the extent outstanding options to purchase the Company's Common Stock are exercised.


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

             1996            High          Low
          1st Quarter      $17.922        $13.875
          2nd Quarter      $13.875        $ 7.750
          3rd Quarter      $ 9.000        $ 5.375

             1995            High          Low
          1st Quarter      $11.500        $ 6.000
          2nd Quarter      $11.000        $ 9.000
          3rd Quarter      $14.375        $10.000
          4th Quarter      $16.125        $13.500


     The Company has not paid any cash dividends on its Common Stock during the last two fiscal years. The Company currently intends to retain its earnings for its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's ability to pay dividends is limited by certain financial covenants in the Company's bank loan agreements.

     As of March 30, 1996, there were approximately 1,589 common shareholders of record.

Control by the Hiller Key Tronic Partners, L.P. and The Hiller Group

     Hiller Key Tronic Partners, L.P. ("HKT Partners") is a limited partnership created by The Hiller Group, a corporate management organization. Pursuant to an agreement between The Hiller Group and the Company, Stanley Hiller, Jr., who currently has approximately 66.73% interest in HKT Partners, was appointed as a Director and Chairman of the Company's Executive Committee in February 1992 and acquired the right to designate three additional persons to be appointed to the Company's Board of Directors. Mr. Hiller has served as Chairman of the Board of Directors since September 1995. HKT Partners beneficially owns approximately 24% of the outstanding shares of Common Stock of the Company. This concentration of ownership, in conjunction with the agreement between the Company and The Hiller Group, enables The Hiller Group to exert significant control over corporate actions and may have the effect of delaying or preventing a change in control of the Company.


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




                             KEY TRONIC CORPORATION





               /s/ Fred Wenninger
               -----------------------
               Fred Wenninger                 Date:  May 7, 1996
               President




               /s/ Ronald F. Klawitter
               -----------------------
               Ronald F. Klawitter            Date:  May 7, 1996
               Principal Financial &
               Accounting Officer