Form 10-K/A
period 1996-06-29
KEY TRONIC CORP
filed 1996-11-07
CIK 719733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------


                                   FORM 10-K/A
                 Annual Report Pursuant to Section 13 or 15(d)
                                       of
                      The Securities Exchange Act of 1934
                             ----------------------

For the Fiscal Year Ended                                Commission File Number
June 29, 1996                                                    0-11559

                             KEY TRONIC CORPORATION

     Washington                                                 91-0849125
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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $59,780,238 as of September 17, 1996.

The number of shares of Common Stock of the Registrant outstanding as of September 17, 1996 was 8,540,034 shares.

The Exhibit Index is located at Page 15.

                      DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Registrant's Proxy Statement, pages 1 - 23, pursuant to Regulation 14A, covering the Annual Meeting of Shareholders to be held October 24, 1996 is incorporated by reference into Part III and IV.


                             KEY TRONIC CORPORATION
                                 1995 FORM 10-K


                               TABLE OF CONTENTS

                                                                           Page
                                     Part I
Item 1.     Business.......................................................3-8

Item 2.     Properties.....................................................8-9
Item 3.     Legal Proceedings..............................................9-11
Item 4.     Submission of Matters to a Vote of Security Holders..............11

                                    Part II

Item 5.     Market for the Registrant's Common Stock and Related
            Stockholder Matters..............................................12

Item 6.     Selected Financial Data.......................................12-13
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................14-20

Item 8.     Financial Statements and Supplementary Data...................20-39

Item 9.     Disagreements on Accounting and Financial Disclosure............ 39

                                    Part III

Item 10.    Directors and Executive Officers of the Registrant............40-42

Item 11.    Executive Compensation...........................................42

Item 12.    Securities Ownership of Certain Beneficial Owners and
            Management.......................................................42

Item 13.    Certain Relationships and Related Transactions...................42

                                    Part IV

Item 14.    Exhibits, Financial Statement Schedules, Reports on Form
            8-K and Signatures............................................43-52


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

The majority of the Company's keyboards are custom designed for a particular computer product, although an increasing percentage consist of standard configurations or those that have been tailored to meet industry standards. Key Tronic has the capability to produce a variety of keyboards and keycap configurations to provide to computer manufacturers for the intended applica-tions.

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

The Company uses an internal sales force in conjunction with retail representatives and distributors to reach a customer base that consists of Original Equipment Manufacturers (OEMs), corporations, and individual end users. Standard keyboard products that are plug-compatible with IBM, Apple and compatible personal computers are available through this network in addition to custom designed keyboards. The Company sells to principal customers primarily on a purchase order basis, as opposed to long-term contracts.

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

KEYBOARD PRODUCTS

During 1996, 1995 and 1994, the Company realized revenues of approximately $169.1 million, $185.3 million and $146.8 million from the sale of keyboards representing approximately 84 percent, 89 percent and 92 percent of total sales.

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

ALTERNATIVE INPUT DEVICES

The Company realized revenue from non-keyboard products, which in the aggregate, accounted for $31.9 million, $22.6 million and $12.6 million in 1996, 1995 and 1994 representing approximately 16 percent, 11 percent and 8 percent of total sales. The significant dollar increase in 1996 is due to the manufacture and sale of plastic components for use on computer peripherals.

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

As part of the acquisition of Honeywell, Inc.' s keyboard division the company acquired the rights to manufacture and sell the Hawley mouse. This mouse is a new design whereby it is virtually maintenance free. Unlike other mouse products this product does not have a trackball to pickup dust and dirt thereby avoiding contaminants reaching the internal mechanism.

Ergonomic Products

The Company is currently in various stages of designing, developing, and marketing a number of input related devices for a growing market for improved ergonomic products.

MANUFACTURING

Since inception, the Company has made substantial investments in developing and expanding the extensive capital equipment base to achieve selective vertical integration in its manufacturing processes. The Company designs and develops tooling for injection molding machines and manufactures the majority of plastic parts used in its products. Additionally, the company has invested in equipment to produce switch membranes as a means to reduce cost and improve quality.

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

The Company's automated manufacturing processes enable it to work closely with its customers during design and prototype stages of production for new custom products and to jointly increase productivity and reduce response time to the market place. Key Tronic uses computer-aided design techniques and unique software to assist preparation of the tool design layout and tool fabrication to reduce tooling costs, significantly improve component and product quality and significantly enhance turnaround time during product development.

The Company uses numerous injection molding machines in producing more than 50,000 different keycaps, enclosures and various plastic parts for the entire keyboard. Designs by Key Tronic engineers in both tooling and molding have improved standard processing time and thereby increased productivity. The molding machines used by the Company employ the latest technology, including the ability to mix plastics and determine the color of finished components as part of the molding process. This automated, pneumatically-fed process, not only allows precise control of color determination, but also results in lower product costs and improved component quality. The Company also produces blank keytops for certain models with print legends using a print process to apply the colored inks and laser technology to produce entire key configuration layouts.

Key Tronic uses a variety of manual to highly-automated assembly processes in its facilities, depending upon product complexity and degree of customization. Automated processes include component insertion, surface mount technology, flexible robotic assembly, computerized vision system quality inspection, automated switch and keytop installation, and automated functional testing.

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

Hewlett Packard accounted for approximately 34 percent, 23 percent and 10 percent of net sales in 1996, 1995 and 1994. Microsoft accounted for approximately 17 percent, 19 percent and 1 percent of net sales in 1996, 1995 and 1994. Compaq Computer accounted for approximately 7 percent, 12 percent and 21 percent of net sales in 1996, 1995 and 1994. Digital Equipment Corporation accounted for approximately 2 percent, 6 percent and 11 percent of net sales in 1996, 1995 and 1994. No other customer accounted for more than 10 percent of net sales during any of the last three years. In 1996, 1995 and 1994, the five largest customers accounted for 68 percent, 65 percent and 50 percent of total sales, respectively.

The Company markets its products primarily through its direct sales organization aided by distribution sales in the U.S., Canada and Europe. During the past year, the Company also established relationships with several independent sales organizations to assist in marketing the Company's retail product lines in the U.S.

All OEM keyboards are accompanied by a manufacturer's one-year warranty which provides for repair or replacement of defective products. Retail products carry a one-year to a limited lifetime warranty. The limited lifetime warranty is product specific.

FOREIGN MARKETS

In 1996, $87.0 million, or 43.0 percent of the Company's revenues were from foreign sales, primarily sales in the Far East, Europe and Canada. Foreign sales in 1995 and 1994 were $83.2 million and $68.2 million, respectively. Foreign sales are made primarily through the Company's direct sales force in the U.S. and Ireland.

For additional financial information about foreign operations, see Note 11 to the Consolidated Financial Statements contained in the Company's 1996 Annual Report to Shareholders.

BACKLOG

At September 17, 1996, the Company had an order backlog of approximately $29 million. This compares with a backlog of approximately $48 million at September 1, 1995. The decrease in backlog is a result of decreased customer demand for products due to various market-driven factors and decreased manufacturing lead time. Order backlog is not necessarily indicative of future sales. Order backlog consists of purchase orders received for products with a specified shipment date, although shipment dates are subject to change due to design modifications or other customer requirements. All orders in backlog are expected to be filled within the current fiscal year.

RESEARCH, DEVELOPMENT, AND ENGINEERING

The Company's research, development, and engineering expenses were $6.0, $6.1 and $5.8 million in 1996, 1995 and 1994. Research, development and engineering expenses as a percentage of sales were 3.0 percent, 3.0 percent and 3.7 percent in 1996, 1995 and 1994.

As a key strategy the Company plans continued emphasis on research, development, and engineering in the future.

COMPETITION

The Company believes that its principal competitors in the full travel keyboard market are Alps Electric, BTC, Fujitsu, Chicony, Maxiswitch (a subsidiary of Siletek/Liteon), Mitsumi, NMB (formerly Hi Tek) and Se-Jin.

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

EMPLOYEES

As of September 17, 1996, the Company had approximately 2,585 employees. Management considers its employee relations to be excellent. None of the Company's U.S. employees are represented by a union; however a limited number of the Company's employees in Dundalk, Ireland are represented by the ATGWU (Amalgamated Transport and General Workers Union). The Company has never experienced any material interruption of production due to labor disputes.

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

Item 2.  PROPERTIES

The Company owns its' principal research and administration facility, which is located in Spokane, Washington. The Company also owns an assembly facility in Juarez, Mexico in addition to a manufacturing and assembly facility in Las Cruces, New Mexico and a Sales, Marketing and Product distribution facility in Ireland. The Company leases manufacturing facilities in the Spokane Industrial Park, and warehouses in Singapore and El Paso, Texas. In the fourth fiscal quarter of 1996, the Company began restructuring it's manufacturing and assembly facility in Ireland into a Sales, Marketing, and product distribution facility. This action was completed in the first fiscal quarter of 1997. In 1994 the Company closed its assembly facility in Cheney, Washington and currently holds it for sale. In 1992 the Company began the process of closing an assembly facility it leased in Taiwan. This action was completed in 1993. The Company considers its properties in good condition, well maintained and generally suitable for operations. The Company considers the productive capacity of the rest of its operations sufficient to carry on the Company's business. The facilities in Juarez, Mexico; Las Cruces, New Mexico; and El Paso, Texas are a result of the acquisition of assets of Honeywell Inc.'s Keyboard Division.

The Company owns real estate, for sale, in Cheney, Washington. The net book value of this property is $2,243,000.

Item 3.  LEGAL PROCEEDINGS

The company currently has one hundred ten suits by computer keyboard users which are in State or Federal Courts in Connecticut, Illinois, Kansas, Maryland, New Jersey, New York, Pennsylvania and Texas. These suits allege that specific keyboard products manufactured by the company were sold with manufacturing, design and warning defects which caused or contributed to their injuries. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance, however the likelihood that punitive damages, if awarded, will be covered by insurance is remote. A total of thirty-four suits have been dismissed in California, Florida, Illinois, Kentucky, Massachusetts, Michigan, New Jersey, New York and Texas. Six of the thirty-four dismissed suits are on appeal, all in New York. The Company believes it has valid defenses and will vigorously defend these claims. These claims are in the early stages of discovery. Given the early stage of litigation, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, the range of reasonably possible losses in connection with these suits is not estimable at this time. Therefore, no provision has been made to cover any future costs. Management's position will change if warranted by facts and circumstances.

(Also see Note 9 to the Consolidated Financial Statements contained in the Company's 1996 Annual Report to Shareholders.)

RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

The following risks and uncertainties could affect the Company's actual results and could cause results to differ materially from past results or those contemplated by the Company's forward-looking statements. When used herein, the words "expects", "believes", "anticipates" and similar expressions are intended to identify forward-looking statements.

Potential Fluctuations in Quarterly Results. The Company's quarterly operating results have varied in the past and may vary in the future due to a variety of factors, including changes in overall demand for computer products, success of customers' programs, timing of new programs, new product introductions or technological advances by the Company, its customers and its competitors and changes in pricing policies by the Company, its customers and its competitors. For example, the Company relies on customers' forecasts to plan its business.
If those forecasts are overly optimistic, the Company's revenues and profits may fall short of expectations. Conversely, if those forecasts are too conservative, the Company could have an unexpected increase in revenues and profits.

Competition. The keyboard and other input device industry is intensely competitive. Most of the Company's principal competitors are headquartered in Asian countries that have a low cost labor force. Those competitors may be able to offer customers lower prices on certain high volume programs. This could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's business, operating results and financial condition. In addition, competitors can copy the Company's non-proprietary designs after the Company has invested in development of products for customers, thereby enabling such competitors to offer lower prices on such products due to savings in development costs.

Concentration of Major Customers. At present, the Company's customer base is highly concentrated, and there can be no assurance that its customer base will not become more concentrated. Three of the Company's OEM customers accounted for 34%, 17% and 7% individually, of net sales during fiscal 1996. In 1995, the same customers accounted for 23%, 19% and 12% of the Company's net sales. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company's customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company's major customers or the reduction, delay or cancellation of orders from such customers could materially and adversely affect the Company's business, operating results and financial condition.

Dependence on Key Personnel. The Company's future success depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to attract and retain qualified employees. The competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of key employees could have a material adverse effect on the Company's business, operating results and financial condition.

Litigation. The Company currently is a party to approximately 110 lawsuits brought by computer keyboard users in state and federal courts. These lawsuits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to the claimants' alleged injuries, generally referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). The Company believes it has valid defenses to these claims, and it will vigorously defend them. These lawsuits are in the early stages of discovery. At this time, management believes that it is not likely that the ultimate outcome of these lawsuits will have a material adverse effect on the Company's financial position. However, given the limited information currently available, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, management's position will change if warranted by facts and circumstances.

Technological Change and New Product Risk. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and relatively short product life cycles.
The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. The Company's success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and emerging industry standards and address evolving and increasingly sophisticated customer requirements. Failure to do so could substantially harm the Company's competitive position. There can be no assurance that the Company will be successful in identifying, developing, manufacturing and marketing products that respond to technological change, emerging industry standards or evolving customer requirements.

Dilution and Stock Price Volatility. As of June 29, 1996, there were outstanding options and warrants for the purchase of approximately 3,670,000 shares of common stock of the Company ("Common Stock"), of which options for approximately 2,671,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

Control by Hiller Key Tronic Partners, L.P. and The Hiller Group. Hiller Key Tronic Partners, L.P. ("HKT Partners") is a limited partnership created by The Hiller Group, a corporate management organization. Pursuant to an agreement, which terminates March 1, 1997, between The Hiller Group and the Company, Stanley Hiller, Jr., who currently has approximately 67% interest in HKT Partners, was appointed as a Director and Chairman of the Company's Executive Committee in February 1992 and acquired the right to designate three additional persons to be appointed to the Company's Board of Directors. Mr. Hiller has served as Chairman of the Board of Directors since September 1995. In connection with the agreement, HKT Partners received options to purchase 2,396,923 shares of Common Stock at an exercise price of $4.50 per share. The options terminate on March 1, 1997. HKT Partners beneficially owns approximately 24% of the outstanding shares of Common Stock. This concentration of ownership, in conjunction with the agreement between the Company and The Hiller Group, enables The Hiller Group to exert significant control over corporate actions and potentially over any change in control of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

                                     PART II


Item 5:     MARKET FOR REGISTRANTS COMMON STOCK AND RELATED SHAREHOLDER MATTERS


Corporate Information

Corporate Offices
4424 N. Sullivan Road
Spokane, WA  99216

Transfer Agent & Registrar
Chase Mellon Shareholder Services
50 California Street
10th Floor
San Francisco, CA  94111

Securities
Key Tronic Corporation's common stock is traded in the over-the-counter market and is listed on the NASDAQ National Market System under the symbol KTCC. The closing price of the stock on June 28, 1996 was $ 6.50. As of June 30, 1996, the company had 1,591 shareholders of record. The company's current line of credit agreement contains a covenant which prohibits the declaration or payment of dividends. The company has never paid a cash dividend and does not anticipate payment of dividends on its Common Stock in the foreseeable future.

10-K Report
A copy of the company's report on SEC Form 10-K may be obtained by request from the Secretary:
Key Tronic Corporation
P.O. Box 14687
Spokane, WA  99214-0687
509/928-8000

Item 6:     SELECTED FINANCIAL DATA

                    KEY TRONIC TEN-YEAR FINANCIAL HIGHLIGHTS

(Dollars in millions, except share amounts)

                                  1996    1995    1994      1993      1992      1991       1990      1989     1988       1987

Net Sales                       $201.0   $207.5  $159.4    $123.3    $124.0    $141.0     $140.2    $145.9    $136.0   $107.6


Operating Income (loss)            0.2      9.8    (8.3)      3.7      (7.7)     (7.5)       0.5       2.9     (14.1)     0.7


Net Income (Loss)                 (1.8)     4.4    (1.1)      3.8      (7.5)     (7.7)       1.5       3.1     (11.0)     0.5


Earnings (Loss) per share         (0.22)     .43   (0.13)     0.42     (0.96)    (1.00)      0.18      0.37     (1.28)    0.06


Depreciation/amortization         10.0      8.9     8.6       6.3       6.9       5.4        6.5       8.6       8.4      8.9


Total Assets                      93.5    115.1   101.9      61.8      62.2      68.6       75.4      80.8      78.2     86.8


Net working capital               28.0     37.7    28.5      20.0      17.2      19.7       33.9      38.0      31.4     40.5


Long-term Debt (net of current)   17.3     28.5    26.6       0.8       0.8       0.1        0.0       1.1       2.6      2.3


Shareholders' equity              49.5     51.3    44.5      43.4      40.5      46.4       54.9      56.7      53.4     66.3


Book value/share                   5.80     6.06    5.38      5.54      5.21      6.00       7.09      6.79      6.33     7.53


Cash dividends per share           0        0       0         0         0         0          0         0        0        0


Number of shares outstanding
at year-end (thousands)        8,534    8,456   8,271     7,837     7,757     7,736      7,736     8,356     8,429     8,809


Number of employees
(year-end)                     2,824   2,925    2,163     1,204     1,618     2,241      2,127     2,351     2,021      1,986

Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1996: Fiscal year 1996 started out very strong with first quarter sales in excess of $60 million and net income of $1.6 million. However, various market-driven events began to negatively impact sales beginning in the second quarter. Second quarter sales declined to $56 million and sales were down to $41 million for the third quarter. Although there was some recovery in the fourth quarter of the year, sales volume did not recover to the levels reached in the first and second quarter.

During the fourth quarter, it became apparent that to remain competitive in the European marketplace, the company would need to scale down its manufacturing facility in Dundalk, Ireland and fill excess capacity in its Juarez manufacturing facility. Restructuring activities were implemented during the quarter and a charge of $2.7 million was recorded to reflect the estimated costs associated with this restructuring (see Note 15 to the June 29, 1996 Consolidated Financial Statements).

Unit sales increased by 3.5% compared to fiscal 1995 while average selling price
(ASP) declined by 11.6%. Gross profit percentage decreased by 1.9% to 13.4% in 1996 compared to 1995.

1995: The results of operations improved each quarter due to an increase in sales from new products and programs to Original Equipment Manufacturing customers. The increased sales volume and the benefit of operating a full year in the company's Juarez, Mexico plant resulted in a lower cost of goods sold which allowed the company to improve its gross margins. Also, the company's operating expenses decreased, primarily due to lower selling expenses and the restructuring provision recorded in 1994 not recurring in the current year.

The large declines in ASP experienced in 1993 and 1994 slowed significantly in 1995. This resulted from the addition of new value-added products at higher ASP's.

To accommodate the increase in sales, the company increased its manufacturing capacity through additional investment in molding, membrane production, and assembly facilities.

For the year, total unit sales increased by 31.4% compared to fiscal 1994 while ASP declined by 3.9%. Gross profit percentage increased by 4.6% from the prior year to 15.3% in 1995.

RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

The following risks and uncertainties could affect the Company's actual results and could cause results to differ materially from past results or those contemplated by the Company's forward-looking statements. When used herein, the words "expects", "believes", "anticipates" and similar expressions are intended to identify forward-looking statements.

Potential Fluctuations in Quarterly Results. The Company's quarterly operating results have varied in the past and may vary in the future due to a variety of factors, including changes in overall demand for computer products, success of customers' programs, timing of new programs, new product introductions or technological advances by the Company, its customers and its competitors and changes in pricing policies by the Company, its customers and its competitors.

For example, the Company relies on customers' forecasts to plan its business.
If those forecasts are overly optimistic, the Company's revenues and profits may fall short of expectations. Conversely, if those forecasts are too conservative, the Company could have an unexpected increase in revenues and profits.

Competition. The keyboard and other input device industry is intensely competitive. Most of the Company's principal competitors are headquartered in Asian countries that have a low cost labor force. Those competitors may be able to offer customers lower prices on certain high volume programs. This could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's business, operating results and financial condition. In addition, competitors can copy the Company's non-proprietary designs after the Company has invested in development of products for customers, thereby enabling such competitors to offer lower prices on such products due to savings in development costs.

Concentration of Major Customers. At present, the Company's customer base is highly concentrated, and there can be no assurance that its customer base will not become more concentrated. Three of the Company's OEM customers accounted for 34%, 17% and 7% individually, of net sales during fiscal 1996. In 1995, the same customers accounted for 23%, 19% and 12% of the Company's net sales. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company's customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company's major customers or the reduction, delay or cancellation of orders from such customers could materially and adversely affect the Company's business, operating results and financial condition.

Dependence on Key Personnel. The Company's future success depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to attract and retain qualified employees. The competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of key employees could have a material adverse effect on the Company's business, operating results and financial condition.

Litigation. The Company currently is a party to approximately 110 lawsuits brought by computer keyboard users in state and federal courts. These lawsuits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to the claimants' alleged injuries, generally referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). The Company believes it has valid defenses to these claims, and it will vigorously defend them. These lawsuits are in the early stages of discovery. At this time, management believes that it is not likely that the ultimate outcome of these lawsuits will have a material adverse effect on the Company's financial position. However, given the limited information currently available, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, management's position will change if warranted by facts and circumstances.

Technological Change and New Product Risk. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and relatively short product life cycles.
The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. The Company's success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and emerging industry standards and address evolving and increasingly sophisticated customer requirements. Failure to do so could substantially harm the Company's competitive position. There can be no assurance that the Company will be successful in identifying, developing, manufacturing and marketing products that respond to technological change, emerging industry standards or evolving customer requirements.

Dilution and Stock Price Volatility. As of June 29, 1996, there were outstanding options and warrants for the purchase of approximately 3,670,000 shares of common stock of the Company ("Common Stock"), of which options for approximately 2,671,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

Control by Hiller Key Tronic Partners, L.P. and The Hiller Group. Hiller Key Tronic Partners, L.P. ("HKT Partners") is a limited partnership created by The Hiller Group, a corporate management organization. Pursuant to an agreement, which terminates March 1, 1997, between The Hiller Group and the Company, Stanley Hiller, Jr., who currently has approximately 67% interest in HKT Partners, was appointed as a Director and Chairman of the Company's Executive Committee in February 1992 and acquired the right to designate three additional persons to be appointed to the Company's Board of Directors. Mr. Hiller has served as Chairman of the Board of Directors since September 1995. In connection with the agreement, HKT Partners received options to purchase 2,396,923 shares of Common Stock at an exercise price of $4.50 per share. The options terminate on March 1, 1997. HKT Partners beneficially owns approximately 24% of the outstanding shares of Common Stock. This concentration of ownership, in conjunction with the agreement between the Company and The Hiller Group, enables The Hiller Group to exert significant control over corporate actions and potentially over any change in control of the Company.

NET SALES

Net sales in 1996 were $201.0 million compared to $207.5 million and $159.4 million in 1995 and 1994, respectively. This represents a 3.1% decrease in 1996 compared to an increase of 30.1% in 1995. The average unit selling prices of the company's keyboard products declined by 11.6% in 1996 compared to 3.9% in 1995. Offsetting these price declines were increases in unit volumes of 3.5% and 31.4% in 1996 and 1995, respectively.

COST OF SALES

In 1996, cost of sales was 86.6% of sales compared to 84.7% in 1995 and 89.3% in 1994. The increase in 1996 is mainly due the decrease in ASP outpacing cost reductions and a shift in product mix such that a greater quantity of lower margin products contributed a larger portion of sales. In 1995 the cost of sales percentage decreased due to the redeployment of production from the company's Cheney, Washington plant to other lower cost facilities as well as increased sales volume. The company provides for warranty costs based on historical experience and anticipated product returns. The amounts charged to expense were $1,121,000, $1,001,000, and $647,000 in 1996, 1995, and 1994,
respectively. The large increase in 1995 is due to the increase in sales and changes in product mix. The company provides for obsolete and nonsaleable inventories based on specific identification of inventory against current demand and recent usage. The amounts charged to expense were $2,906,000, $2,907,000, and $1,758,000 in 1996, 1995, and 1994, respectively.

RESEARCH, DEVELOPMENT AND ENGINEERING

The company's research, development and engineering (RD&E) expenses were $6.0 million, $6.1 million, and $5.8 million, in 1996, 1995, and 1994, respectively. As a percent of sales, these expenses were 3.0%, 3.0%, and 3.7%, respectively. In 1996, 1995, and 1994 the company focused most of its RD&E efforts on products for large Original Equipment Manufacturers, resulting in a fairly constant quantity of projects on which the company worked. Consequently, spending in 1996, 1995, and 1994 was relatively unchanged.

SELLING EXPENSES

Selling expenses were $5.6 million, $5.0 million, and $7.4 million, in 1996, 1995, and 1994, respectively. Selling expenses as a percent of revenue were 2.8%, 2.4%, and 4.6%, respectively. The increase in 1996 is primarily due to costs associated with the introduction of new products into the retail market. The significant decrease in 1995 is due to reduced spending in advertising, travel and commissions. The reduction in advertising is due to less general advertising in industry publications. The reduction in travel is due to a reduction in the company's sales force. The company ceased using outside sales representatives in 1995 and commission payments were reduced accordingly.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $12.5 million, $10.8 million and $11.0 million, in 1996, 1995, and 1994, respectively. The increase in 1996 is partially due to $827,000 of recoveries and reversals (discussed below) recorded in 1995 not recurring in 1996. The balance of the increase is primarily due to an increase of $267,000 in foreign exchange transaction losses, $480,000 of costs incurred to scale down European Operations, an increase of $149,000 in hiring and moving costs, and $101,000 of increased insurance costs. G&A expenses in 1995 include recoveries of previously written off accounts receivable totaling $310,000 and the reversal of certain litigation reserves in the amount of $517,000. The company provides for doubtful accounts primarily based on specific identification. The amounts charged to expense were $87,000, $361,000, and $542,000, in 1996, 1995 and 1994, respectively.

General and administrative costs as a percentage of sales were 6.2%, 5.2%, and 6.9%, in 1996, 1995, and 1994, respectively.

INTEREST EXPENSE AND OTHER

The company had interest expense of $3,047,000, $3,486,000, and $1,849,000, in 1996, 1995 and 1994, respectively. The decrease in 1996 is due to a significant reduction in interest bearing debt, partially offset by increases in interest rates over the year. The increase in 1995 is related to the debt incurred in the acquisition of Honeywell, Inc.' s Keyboard Division (see Note 16 to the June 29, 1996 Consolidated Financial Statements) being outstanding the entire year, an increase in the company's revolving line to support the growth in working capital, and higher interest rates compared to 1994.

The company earned $125,000, $110,000, and $146,000 in 1996, 1995, and 1994,
respectively, from investing in short term securities and commercial paper. Interest income is included in Other (Income) Expense.

On January 3, 1996 the company reached a settlement in the amount of $1,440,000 with one of its insurers for reimbursement of costs associated with the Colbert landfill (a Superfund site), which were incurred and paid in previous years. This amount was recorded in Other (Income) Expense in 1996. No settlement has been reached with the final insurer, and therefore, the amount of any contingent gain is not determinable. Negotiations have commenced, and any recoveries will be recorded upon settlement.

As a result of the restructuring of the Ireland subsidiary a significant amount of property, plant, and equipment was disposed of in the fourth fiscal quarter of 1996. This generated the recognition of $549,000 gain on liquidation of the currency translation account which was included in Other (Income) Expense in 1996.

INCOME TAXES

The company had income tax expense of $1,240,000, $2,203,000, and $8,000, in 1996, 1995, and 1994, respectively. Income tax expense (benefit) on foreign operations represented $(251,000) and $201,000 of the income tax expense in 1996 and 1995, respectively, and all of the income tax expense in 1994. The company has tax loss carryforwards of approximately $30.3 million which expire in varying amounts in the years 2003 through 2010. In 1996 and 1994 foreign losses increased the Company's effective income tax rate since such losses are not deductible for U.S. income tax purposes. Accordingly, in 1996 the income tax provision primarily resulted from net income from domestic operations and has been reported net of any tax benefit from foreign operations. In 1995 the company's effective tax rate was 33.3% differing from the statutory rate principally because of lower tax rates on foreign earnings. In 1994 the company adopted "Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes" (see Note 7 to the June 29, 1996 Consolidated Financial Statements). The effect on the company's operations was to increase net income by $8,750,000. Additionally, a deferred tax asset of $8,750,000 was recorded, which was net of a valuation allowance of $5,416,000. The balance of the deferred tax asset on June 29, 1996 was $5,506,000, which was net of a valuation allowance of $8,609,000. The increase in the valuation allowance is based on management's estimate of the future realizable value of the net deferred tax asset. In recording this deferred tax asset, the company considered both negative and positive evidence. Negative evidence includes the fact that the company had sustained taxable losses in three of the four years prior to adoption. The company operates in a volatile industry which has seen average selling prices decline significantly due to foreign competition. Also, the company incurred a significant amount of debt as a result of the acquisition of the keyboard division of Honeywell in 1994. This is offset by positive evidence including greatly reduced product costs as a result of moving production to Juarez, Mexico, where a lower wage base can be attained and lower operating expenses by reducing commissions for sales representatives. The company was awarded significant new programs by new large OEM customers, which have and are expected to improve revenues and profits. As a result, backlogs grew to $35.5 million an the end of fiscal year 1994 from $15.1 million at the previous year end. Backlogs continued to grow in fiscal 1995 to a balance of $42.8 million by year end. Fiscal year 1996 experienced a decrease in backlog to $24.6 million, primarily due to reduced lead time requirements from the company's customers.
In order to fully utilize this deferred tax asset, the company must generate approximately $16,000,000 in taxable income before the net operating loss carryovers expire. Management believes that the positive evidence outweighs the negative evidence, and it is more likely than not that the company will generate sufficient taxable income to allow the realization of the deferred tax asset within the next three or four fiscal years.

INTERNATIONAL (ASIA, EUROPE, MEXICO)

In the first quarter of 1994 the company acquired substantially all of the assets and liabilities of the Honeywell Keyboard Division (see note 16 to the June 29, 1996 Consolidated Financial Statements). As part of this acquisition the company acquired an assembly facility in Juarez, Mexico. This subsidiary, Key Tronic Juarez, SA de CV, is primarily used to support the company's domestic and European operations. At the end of 1992, the company decided to discontinue the activities of one of its subsidiaries, Key Tronic Taiwan Corporation. This subsidiary, which was primarily an assembly facility, began operations in January 1984 and was initially set up to serve the Asian market. In July 1985, the company opened Key Tronic Europe, Ltd. (KTEL), a keyboard manufacturing facility in Dundalk, Ireland. In the fourth quarter of 1996 the company implemented a restructuring of the KTEL operation (see Note 15 to the June 29, 1996 Consolidated Financial Statements). KTEL will remain the company's European base for sales, marketing, and product distribution.

Foreign sales from worldwide operations, including domestic exports, were $87.0 million in 1996 compared to $83.2 and $68.2 million in 1995 and 1994, respectively. Foreign sales were 43.3% of net sales in 1996 compared to 40.1% and 42.8% in 1995 and 1994, respectively. Sales from KTEL represented 20.4% of consolidated sales to unaffiliated customers in 1996, compared to 18.3% in 1995 and 19.5% in 1994, respectively (see Note 11 to the June 29, 1996 Consolidated Financial Statements).

CAPITAL RESOURCES AND LIQUIDITY

The company generated (used) cash flow from operating activities of $19.1 million, $3.2 million, and $(.7) million in 1996, 1995, and 1994, respectively. Capital expenditures were $7.1 million, $7.7 million, and $5.2 million in 1996, 1995, and 1994, respectively. The company's cash position decreased by $1.9 million in 1996 compared to decreases of $.5 million and $1.9 million in 1995 and 1994, respectively. Cash flow generated from operations allowed the long-term debt to be reduced by $14.2. The company had working capital of $28.0 million and $37.7 million at June 29, 1996 and July 1, 1995. The decrease in working capital was due primarily to lower trade receivables resulting from decreased sales.

Trade receivables were $23.4 million at June 29, 1996, a decrease of $10.6 million from 1995. Trade receivables decreased primarily because of lower sales. Inventories were $22.0 million and $26.9 million at June 29, 1996 and July 1, 1995. The decrease in inventory is a result of less materials required to support a lower sales volume.

On October 24, 1994, the company entered into a secured financing agreement with the CIT Group/Business Credit, Inc. (CIT). The agreement contains covenants that relate to minimum net worth, minimum working capital, income statement, and balance sheet ratios, and it restricts investments, disposition of assets, and payment of dividends. The agreement contains a $12,000,000 term note and a revolving loan for up to $28,000,000. The agreement is secured by the assets of the corporation (see Note 5 to the June 29, 1996 Consolidated Financial Statements). At June 29, 1996 there was $11.4 million available for use under the revolving loan. At June 29, 1996 and July 1, 1995, the company was in compliance with all debt covenants and restrictions.

The company anticipates that capital expenditures of approximately $8.6 million will be required during the next fiscal year. Capital expenditures are expected to be financed through cash balances, cash flow from operating activities and capital leases.

Item 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Key Tronic Corporation.

We have audited the consolidated balance sheets of Key Tronic Corporation and Subsidiaries as of June 29, 1996 and July 1, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ending June 29, 1996, July 1, 1995 and July 2, 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statemtns based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain resonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Key Tronic Corporation and Subsidiaries at June 29, 1996 and July 2, 1994, and the results of their poerations and cash flows for the years ending June 29, 1996, July 1, 1995 and July 2, 1994 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Seattle, Washington
August 9, 1996



CONSOLIDATED BALANCE SHEETS

(In thousands)                                                   June 29,      July 1,
-------------------------------------------------------------------------------------
                                                                    1996          1995
ASSETS

Current assets:
   Cash and cash equivalents                                    $  2,569      $  4,455
   Trade receivables, less allowance for doubtful
      accounts of $932 and $1,185                                 23,358        33,964
   Inventories (Note 2)                                           21,966        26,883
   Real estate held for sale                                       2,243         2,243
   Deferred income tax asset, net (Note 7)                         1,295         1,531
   Other                                                           3,322         3,932
--------------------------------------------------------------------------------------
      Total current assets                                        54,753        73,008
--------------------------------------------------------------------------------------

Property, Plant, and Equipment-at cost (Notes 3, 6, and 15)       94,609        89,255
   Less accumulated depreciation                                  63,264        55,387
--------------------------------------------------------------------------------------
      Total property, plant, and equipment                        31,345        33,868
--------------------------------------------------------------------------------------

Other Assets:
   Other, (net of accumulated amortization of $734 and $286)       1,692         1,283
   Deferred income tax asset, net (Note 7)                         4,211         5,269
  Goodwill (net of accumulated amortization of $255 and $128)      1,531         1,658
--------------------------------------------------------------------------------------
                                                                 $93,532      $115,086
                                                                 =======      ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $ 15,577      $ 21,650
   Current portion of long-term obligations (Note 5)               2,265         5,433
   Interest payable                                                  253           329
   Accrued compensation and vacation (Note 15)                     2,936         4,152
   Accrued taxes other than income taxes                           1,125         1,468
   Other (Notes 9 and 15)                                          4,577         2,289
--------------------------------------------------------------------------------------
      Total current liabilities                                   26,733        35,321
--------------------------------------------------------------------------------------

Long-term liabilities:
   Long-term obligations, less current portion (Note 5)           17,323        28,499
--------------------------------------------------------------------------------------
      Total long-term liabilities                                 17,323        28,499
--------------------------------------------------------------------------------------
Commitments and contingencies (Notes 5,6, and 9)
Shareholders' equity (Note 8):
   Common stock, no par value, authorized 25,000 shares; issued and
     outstanding 8,534 and 8,456 shares                           38,142        37,484
   Retained earnings                                              10,906        12,741
   Foreign currency translation adjustment                           428         1,041
--------------------------------------------------------------------------------------
      Total shareholders' equity                                  49,476        51,266
--------------------------------------------------------------------------------------
                                                                 $93,532      $115,086
======================================================================================


See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Years Ended
(In thousands, except per share amounts)                June 29,   July 1,    July 2,
-------------------------------------------------------------------------------------
                                                           1996       1995      1994
Net sales                                              $201,038   $207,456  $159,447
Cost of sales (Notes 1 and 2)                           174,052    175,709   142,397
------------------------------------------------------------------------------------

Gross profit on sales                                    26,986     31,747    17,050

Operating expenses:
Research, development and engineering (Note 1)            5,997      6,131     5,836
Selling                                                   5,597      5,042     7,409
General and administrative (including provision for
   doubtful receivables of $87, $361, and $542) (Note 1) 12,543     10,772    11,045
Provision for restructuring (Note 15)                     2,669          -     1,021
------------------------------------------------------------------------------------
Operating income (loss)                                     180      9,802    (8,261)
Interest expense (Note 5)                                 3,047      3,486     1,849
Other (income) expense (Note 10)                         (2,272)      (308)     (308)
-------------------------------------------------------------------------------------
Income (loss) before income taxes                          (595)     6,624    (9,802)
Income tax provision (Note 7)                             1,240      2,203         8
------------------------------------------------------------------------------------
Income (loss) before cumulative effect of change
   in accounting principle                               (1,835)     4,421    (9,810)
Cumulative effect to July 4, 1993, of change in
accounting principle for income taxes (Notes 1 and 7)         -          -     8,750
------------------------------------------------------------------------------------
Net income (loss)                                      $ (1,835)  $  4,421  $ (1,060)
                                                       =========  ========  =========
Earnings (loss) per share:
Before cumulative effect of change in
   accounting principle                                $   N.A.   $   N.A.  $  (1.19)
                                                       =========  ========  =========

Primary earnings (loss) per common share               $   (.22)  $    .45  $   (.13)
                                                       =========  ========  =========

Fully diluted earnings per common share                $   N.A.   $    .43  $    N.A.
                                                       =========  ========  =========

Primary shares outstanding                                8,522      9,853     8,231
                                                       =========  ========  =========

Fully diluted shares outstanding                           N.A.     10,339       N.A.
                                                       =========  ========  =========


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                         Foreign
                                                                         Currency
                                            Common Stock    Retained   Translation
(In thousands)                             Shares   Amount  Earnings    Adjustment  Total

Balances, July 3, 1993                      7,837  $32,887    $9,380     $1,123   $43,390
Net Loss - 1994                                               (1,060)              (1,060)
Issuance of stock under stock options          34      164                            164
Stock issued (Note 16)                        400    3,200                          3,200
Foreign currency translation adjustment                                  (1,182)   (1,182)
-----------------------------------------------------------------------------------------
Balances, July 2, 1994                      8,271  $36,251    $8,320       $(59)  $44,512
-----------------------------------------------------------------------------------------
Net Income - 1995                                              4,421                4,421
Issuance of stock under stock options         185    1,233                          1,233
Foreign currency translation adjustment                                   1,100     1,100
-----------------------------------------------------------------------------------------
Balances, July 1, 1995                      8,456  $37,484   $12,741     $1,041   $51,266
-----------------------------------------------------------------------------------------
Net Loss - 1996                                               (1,835)              (1,835)
Issuance of stock under stock options          78      658                            658
Foreign currency translation adjustment                                    (613)     (613)
-----------------------------------------------------------------------------------------
Balances, June 29, 1996                     8,534  $38,142   $10,906     $  428   $49,476
-----------------------------------------------------------------------------------------

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Years Ended
(In thousands)                                          June 29,   July 1,    July 2,
------------------------------------------------------------------------------------
                                                           1996       1995      1994
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:

  Net income (loss)                                     $(1,835)    $4,421   $(1,060)

Adjustments to reconcile net income (loss) to cash
  provided (used) by operating activities:
  Depreciation and amortization                           9,974      8,877     8,596
Provision for restructuring of business line              2,669          -     1,021
Provision for obsolete inventory                          2,906      2,907     1,758
  Provision for doubtful receivables                         87        361       542
  Provision for litigation                                    -       (517)        -
  Provision for warranty                                  1,121      1,001       647
  (Gain) or loss on disposal of assets                     (181)       (43)      (43)
  Cumulative effect of change in accounting for
  income taxes (Notes 1 and 7)                                -          -    (8,750)
Deferred income tax asset                                 1,294      1,950         -
Changes in operating assets and liabilities:
Trade receivables                                        10,519     (8,890)   (1,182)
Inventories                                                 (39)    (8,003)   (1,290)
Other assets                                              1,809     (2,164)    1,769
Accounts payable                                         (6,073)     4,491     3,723
Employee compensation and accrued vacation               (1,216)     1,223       383
   Other liabilities                                     (1,921)    (2,409)   (6,839)
------------------------------------------------------------------------------------
Cash provided by (used in) operating activities          19,114      3,205      (725)
------------------------------------------------------------------------------------
Cash flows from investing activities:
Cash Paid for assets acquired and liabilities
   assumed, net (Note 16)                                     -          -   (21,961)
Purchase of property and equipment                       (7,060)    (7,652)   (5,231)
Proceeds from sale of property and equipment                358        203       448
   Change in other assets                                     -          -     1,047
------------------------------------------------------------------------------------
Cash used in investing activities                        (6,702)    (7,449)  (25,697)
------------------------------------------------------------------------------------
Cash flows from financing activities:
Payment of financing costs                                  (22)    (1,245)        -
Proceeds from issuance of common stock                      681      1,233       164
Proceeds from long-term obligations                           -     28,595    31,711
   Payments on long-term obligations                    (14,344)   (25,980)   (6,205)
------------------------------------------------------------------------------------
Cash provided by (used in) financing activities         (13,685)     2,603    25,670
------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                    (613)     1,100    (1,182)
------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                    (1,886)      (541)   (1,934)
Cash and cash equivalents, beginning of year              4,455      4,996     6,930
------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                 $  2,569    $ 4,455    $4,996
                                                       ========    =======    ======

See notes to consolidated financial statements

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the provisions for bad debts, inventory, litigation, warranty and barter credits. Actual results could differ from those estimates.

Cash Equivalents
The Company considers investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates fair value.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out (FIFO) method. The reserve to adjust inventory to market value for obsolete and nonsaleable inventories was approximately $4,322,000 and $3,512,000 at June 29, 1996 and July 1, 1995,
respectively. The Company provides for obsolete and nonsaleable inventories based on specific identification of inventory against current demand and recent usage.

Property, Plant and Equipment
Property, plant and equipment are carried at cost and depreciated using accelerated and straight-line methods over the expected useful lives. Constructed molds and dies are expensed as incurred if there is no future utility beyond one year. Capitalized molds and dies are depreciated over the expected useful lives of one to three years.

Valuation of Long-Lived Assets
Effective March 31, 1996 the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews assets for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. Impaired assets are reported at the lower of cost or fair value. At June 29, 1996, no assets had been written down.

Goodwill
Goodwill resulted from the acquisition of substantially all of the assets and liabilities of Honeywell, Inc.' s Keyboard Division (see Note 16). Goodwill is amortized on a straight-line basis over a period of fifteen years.

Accrued Warranty
An accrual is made within other current liabilities for expected warranty costs, with the related expense recognized in cost of goods sold. Management reviews the adequacy of this accrual quarterly based on historical analysis and anticipated product returns. Accrued warranty costs at June 29, 1996 and July 1, 1995 were $437,000 and $629,000, respectively.

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

Income Taxes
The Company accounts for income taxes in accordance with provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the asset and liability method prescribed by SFAS No. 109, deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. Tax credits are accounted for as a reduction of income taxes in the year the credit originates.

Per Share Data
Net income (loss) per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding and is adjusted for shares issuable upon exercise of stock options when such exercise has a dilutive effect. The computation assumes the proceeds from the exercise of stock options were used to repurchase common shares at the average market price (for primary earnings per share) or greater of average or ending market price (for fully diluted earnings per share) of the Company's common stock during each period.

Significant Customers
One customer accounted for approximately 34%, 23%, and 10% of net sales for the years ended June 29, 1996, July 1, 1995, and July 2, 1994, respectively. This customer accounted for approximately 28% and 20% of trade receivables at June 29, 1996 and July 1, 1995 respectively. Another customer accounted for approximately 17%, 19%, and 1% of net sales in 1996, 1995, and 1994, respectively. This customer accounted for approximately 7% and 18% of trade receivables at June 29, 1996 and July 1, 1995, respectively. A third customer reported as significant as of July 1, 1995 accounted for approximately 7% of net sales for the year ended June 29, 1996. Sales to this customer accounted for 12% and 21% of net sales in 1995 and 1994, respectively. This customer accounted for approximately 6% and 8% of trade receivables at June 29, 1996 and July 1, 1995, respectively.

Foreign Currency Translation Adjustment
The functional currency of the company's subsidiaries in Ireland and Mexico is the U.S. dollar. Realized foreign currency transaction gains and losses are included in general and administrative expenses. Assets and liabilities of the Company's subsidiary in Taiwan are translated to U.S. dollars at year-end exchange rates. Revenues and expenses are translated at average exchange rates. Translation gains and losses are included in a separate component of shareholders' equity.

During the fourth quarter of fiscal 1995 the Company determined that significant changes in the business of the company's subsidiary in Ireland had occurred throughout the year such that the functional currency of the subsidiary had changed from the Irish punt to the U.S. dollar. Effective April 1, 1995 the Company changed the functional currency of this subsidiary to the U.S. dollar. Factors influencing this change include a) the origination point of major sales contracts switching to the U.S. b) a large increase in the percentage of materials received from the U.S. and c) a switch in the denomination of sales contracts from Irish punts to U.S. dollars. The impact of this change in accounting policy is such that subsequent to April 1, 1995, the Company has not incurred translation adjustments relating to this subsidiary.

Financial Instruments
Effective July 2, 1995 the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 107 "Disclosures About the Fair Value of Financial Instruments". The carrying values reflected in the balance sheet at June 29, 1996, reasonably approximate the fair value of cash and cash equivalents and other assets. Based on the borrowing rates currently available to the company for loans with similar terms and average maturities, the fair value of long-term debt is estimated to be $20.0 million.

Reclassification
Certain amounts have been reclassified for 1994 to be consistent with the presentation of 1995 amounts.

Fiscal Year
The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 1996, 1995, and 1994 ended on June 29, 1996, July 1, 1995, and July 2, 1994, respectively. Fiscal year 1997 will end on June 28, 1997.

2.   INVENTORIES

Components of inventories were as follows:

            (in thousands)             June 29,     July 1,
                                           1996        1995
            Finished goods              $ 4,740     $ 6,978
            Work-in-process               3,073       3,303
            Raw materials                14,153      16,602
                                         ------      ------
            Total                       $21,966     $26,883
                                         ======      ======

Cost of goods sold includes charges of $2.9 million, $2.9 million, and $1.8 million resulting from reduction of inventories to estimated realizable value in 1996, 1995, and 1994, respectively.

NOTE 3.   PROPERTY, PLANT AND EQUIPMENT

Equipment includes property leased under capital leases (See Note 6) of $1,407,000 and $1,329,000 at June 29, 1996 and at July 1, 1995. Related
accumulated amortization is $1,044,000 and $844,000, respectively.

         Classification Life (in years)        June 29,      July 1,
--------------------------------------------------------------------
                                                   1996        1995
                                                   (in thousands)
         Land                                  $  2,486     $  2,486
         Buildings and improvements 3 to 30      14,186       13,701
         Equipment                1 to 10        65,670       60,933
         Furniture and fixtures    3 to 5        12,267       12,135
--------------------------------------------------------------------
         Total                                  $94,609      $89,255
                                                =======      =======

4.   RELATED PARTY TRANSACTIONS
(a) The Company has life insurance policies on the life of its founder/director with net death benefits totaling approximately $3,000,000. Of these, policies with death benefits totaling $750,000 have been designated to fund obligations of the Company to the founder/director's spouse in the event of his death and, accordingly, such obligations are not recorded in the financial statements. Net cash values of such policies are recorded in the amount of $285,000 and $194,000 in 1996 and 1995, respectively, and are included in other assets.

     (b) Hiller Investment Company (HIC), beneficially owned by Stanley Hiller, the Company's Chairman of the Board of Directors, incurs various overhead expenses, consulting services and travel expenses on behalf of the Company. The manner in which costs incurred by HIC are charged to the Company is through specific identification. The cost of these services, which was charged against General and Administrative Expense, amounted to approximately $221,000, $330,000, and $411,000 in 1996,1995, and 1994, respectively. No amounts were owed to HIC as of June 29, 1996 and July 1, 1995.

(c) Stanley Hiller Jr. and Thomas W. Cason (a Director) respectively have 66.73% and 8.46% equity interests in Hiller Key Tronic Partners (HKT Partners), a Washington limited partnership. Other directors and officers collectively have a 8.05% equity interest in HKT Partners. HKT Partners has a significant stock option agreement with the Company (see note 8).

5.   LONG-TERM OBLIGATIONS
On October 24, 1994, the company entered into a secured financing agreement with The CIT Group/Business Credit, Inc. (CIT). The agreement contains a $12,000,000 term note and a revolving loan for up to $28,000,000. The agreement is secured by the assets of the corporation. The agreement contains covenants that relate to minimum net worth, minimum working capital, income statement and balance sheet ratios and restricts investments, disposition of assets, and payment of dividends. At June 29, 1996 and July 1, 1995, the Company was in compliance with all debt covenants and restrictions.

The term note is payable in quarterly installments of principal, each in the amount of $500,000, commencing in November 1995 and maturing in November 2001. This note bears interest at one and three-quarters percent (1.75%) in excess of the Chase Manhattan Bank Rate, which approximates prime (8.25% at June 29,
1996).

The revolving loan is renewable and covers an initial period of approximately three years expiring on the first business day of November 1997. This loan bears interest at one and one-half percent (1.50%) in excess of the Chase Manhattan Bank Rate, which approximates prime. Borrowings outstanding, under this agreement at June 29, 1996 amounted to $8,508,000.

Also, in connection with this agreement, the company issued to CIT a warrant to purchase 45,000 shares of common stock at $12.60 per share. These warrants expire on October 24, 1997.

            Long-term obligations consist of:

            (in thousands)                          June 29,     July 1,
------------------------------------------------------------------------
                                                        1996        1995
            Note Payable - CIT                        $9,375     $11,990
            Revolving line                             8,508      16,428
            Litigation reserve                           900         900
            Deferred compensation obligation             618         657
            Capital lease obligations(See Note 6)        187         308
            Note payable - Honeywell, Inc.                 0       3,649
------------------------------------------------------------------------
            Total long-term obligations               19,588      33,932
            Less current portion                      (2,265)     (5,433)
------------------------------------------------------------------------
            Long-term obligations,
              net of current portion                 $17,323     $28,499
                                                     =======     =======

The note payable to Honeywell, Inc. was payable in four installments of principal and interest on the last business day of July and October of 1995 and January and April of 1996. This unsecured note bore interest at the prime rate.

The litigation reserve relates to an amount accrued for the company's estimate of probable legal costs associated with the Mica Sanitary landfill (see Note 9).

The installment contracts and capital lease obligations have monthly repayment terms through December 1997, with fixed interest rates from 8.96% to 16.76% and are collateralized by equipment with a net book value approximately equal to amounts borrowed.

At June 29, 1996, the company was contingently liable for $555,000 in standby letters of credit, which reduces the amount of availability under the revolving line.

The Company accounts for its postretirement benefits in accordance with the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106). Under SFAS 106 the Company has recorded a liability for certain compensation related agreements for two former employees. The liability was estimated based upon the present value of future cash payments as specified in the agreements. This cost of $116,000 in 1996, $111,000 in 1995 and $81,000 in 1994 was charged against
General and Administrative Expenses.

Principal maturities of long-term obligations, excluding litigation reserve, at June 29, 1996 are:

                        Fiscal Years Ending               (in thousands)
                        ------------------------------------------------
                        1997                                      $2,265
                        1998                                      10,637
                        1999                                       2,103
                        2000                                       2,103
                        2001                                       1,477
                        2001 and later                               103
                        ------------------------------------------------
                        Total                                    $18,688
                        ================================================


In November 1992, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits" (SFAS 112). The provisions of SFAS 112 were adopted by the Company in the first quarter of fiscal 1995. The implementation of SFAS 112 did not have a material impact on the Company's financial position or results of operations.

NOTE 6.  LEASES

The Company has capital and operating leases for certain equipment and production facilities which expire over periods from one to five years. Future minimum payments under capital leases and noncancelable operating leases with initial or remaining terms of one year or more at June 29, 1996, are summarized as follows:

                                                     Capital   Operating
                  Fiscal Years Ending(in thousands)   Leases      Leases
                  ------------------------------------------------------
                  1997                                  $170      $1,527
                  1998                                    26       1,147
                  1999                                     0         814
                  2000                                     0         800
                  2001                                     0         515
                  2002 and later                           0          60
                  ------------------------------------------------------
                  Total minimum lease payments           196      $4,863
                                                                  ======
                  Amount representing interest             9
                  -------------------------------------------
                  Present value of net minimum
                  lease payments (including $170
                  classified as current)                $187
                                                        ====

Rental expenses under operating leases were $1,823,000, $1,156,000, and $751,000 in 1996, 1995, and 1994, respectively.

7.    INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The standard changes the method of accounting for income taxes to the asset and liability method.
The result of this accounting change, recorded cumulatively in the first quarter of 1994, was to increase net earnings for the year ended July 2, 1994, by $8,750,000 or $1.16 per primary common share. This change did not have a material effect on the income tax provision recorded in 1995. In recording this deferred tax asset, the Company considered both negative and positive evidence. Negative evidence includes the fact that the Company had sustained taxable losses in three of the four years prior to adoption. The Company operates in a volatile industry which has seen average selling prices decline significantly due to foreign competition. Also, the Company incurred a significant amount of debt as a result of the acquisition of the keyboard division of Honeywell in 1994. This is offset by positive evidence including greatly reduced product costs as a result of moving production to Juarez, Mexico, where a lower wage base can be attained and lower operating expenses by reducing commissions for sales representatives. The Company was awarded significant new programs by new large OEM customers, which have and are expected to improve revenues and profits. As a result, backlogs grew to $35.5 million at the end of fiscal year 1994 from $15.1 million at the previous year end. Backlogs continued to grow in fiscal 1995 to a balance of $42.8 million by year end. In fiscal 1996 backlog decreased to $24.6 million, primarily due to reduced lead times on orders. In order to fully utilize this deferred tax asset, the Company must generate approximately $16,000,000 in taxable income before the net operating loss carryforwards expire. These loss carryforwards expire in varying amounts in the years 2003 through 2009. Management believes that the positive evidence outweighs the negative evidence, and it is more likely than not that the Company will generate sufficient taxable income to allow the realization of the deferred tax asset within the next three or four fiscal years.

The Company's effective tax rate differs from the federal tax rate as follows:

                                               Year Ended  Year Ended Year Ended
(in thousands)                                   June 29,     July 1,    July 2,
--------------------------------------------------------------------------------
                                                     1996        1995       1994
Federal income tax provision
  (benefit)at statutory rates                      $ (202)    $2,252    $(3,333)
Effect of foreign loss (income) not
  subject to federal income tax                     2,130       (181)       340
Valuation allowance upon adoption
  of SFAS 109                                           -          -      2,965
Permanent differences:
  Tax credits                                        (147)         -          -
  Life insurance premiums                              39         26         31
  Other                                              (329)       (95)        (3)
Foreign tax provision (benefit) at
foreign statutory rate                             (2,169)       491       (412)
Adjustment for effect of
  beneficial tax rate on foreign
  manufacturing income (loss)                       1,918       (290)       420
-------------------------------------------------------------------------------
Income tax provision                              $ 1,240    $ 2,203     $    8
===============================================================================

In 1996 and 1994 foreign losses increased the Company's effective income tax rate since such losses are not deductible for U.S. income tax purposes. The domestic and foreign components of income (loss) before income taxes were:

                                              Year Ended  Year Ended  Year Ended
(in thousands)                                  June 29,     July 1,    July 2,
-------------------------------------------------------------------------------
                                                    1996        1995       1994
Domestic                                          $3,356      $6,090    ($7,817)
Foreign                                           (3,951)        534     (1,985)
-------------------------------------------------------------------------------
Income (loss) before income taxes                  ($595)     $6,624    ($9,802)
===============================================================================

Deferred income tax provision (benefit) consists of the following for the year ended:

(in thousands)                                  June 29,      July 1,
--------------------------------------------------------------------
                                                   1996         1995
Allowance for doubtful accounts                  $   24       $  120
Inventory                                          (189)         997
Accrued liabilities                                  34          418
Deferred compensation                                13           14
Depreciation and amortization                    (1,342)       1,338
Net operating loss carryforward                   1,136       (2,041)
Tax credit carryovers                              (198)         (49)
Other (142)                                         (83)
Change in valuation allowance                     1,958        1,236
--------------------------------------------------------------------
Deferred income tax provision (benefit)         $ 1,294       $1,950
====================================================================

Deferred income tax assets and liabilities consist of the following at:

(in thousands)                                  June 29,      July 1,
--------------------------------------------------------------------
                                                   1996         1995
Allowance for doubtful accounts                    $379         $403
Inventory                                         1,891        1,702
Vacation accrual                                    341          340
Self Insurance accrual                               65          132
Litigation accrual                                   24          241
Warranty accrual                                    149          214
State deferred asset                                143          108
Other                                               327         (112)
--------------------------------------------------------------------
Current deferred income tax assets                3,319        3,028
Current portion of valuation allowance           (2,024)      (1,497)
--------------------------------------------------------------------
Current deferred income tax assets net of
  valuation allowance                             1,295        1,531
--------------------------------------------------------------------
Litigation accrual                                  306          306
Deferred compensation                               210          223
Depreciation and amortization                      (800)      (2,142)
Net operating loss carryforward                  10,318       11,454
Tax credit carryovers                               644          446
Other                                               118          136
--------------------------------------------------------------------
Noncurrent deferred income tax assets            10,796       10,423
Valuation allowance net of
  current portion                                (6,585)      (5,154)
--------------------------------------------------------------------
Noncurrent deferred income tax assets net
 of valuation allowance                          $4,211       $5,269
--------------------------------------------------------------------

At June 29, 1996 the Company had tax loss carryforwards of approximately $30.3 million, which expire in varying amounts in the years 2003 through 2010. Additionally, for federal income tax purposes, the Company has approximately $644,000 of general business credit carryforwards which expire in varying amounts in the years 2004 through 2010. Approximately $220,000 of the general business credit carryforwards have an indefinite carryforward period. Foreign income tax expense is calculated at the statutory rate of the foreign taxing jurisdiction.

8.  SHAREHOLDERS' EQUITY
The Company has an Incentive Stock Option Plan, an Executive Stock Option Plan, and an Executive Stock Appreciation Rights Plan for certain key employees. Options under these plans vest over two to ten years and become exercisable as they vest. Options under the plans become exercisable in full immediately prior to the occurrence of a "Change in Control" as defined in the plan documents. As of June 29, 1996, 2,630,000 shares have been reserved for issuance and 787,605 options were outstanding of which 187,649 shares were exercisable under these plans. Compensation expense for options will be recorded if the exercise price of the option is less than the closing market price of the stock on the date of grant. There was no compensation expense incurred in conjunction with options in 1996, 1995 or 1994 as all options were granted at fair market value.

The Company also has a Stock Option Plan for "Nonemployee Directors." Options under this plan vest over a three year period and are exercisable as they vest. As of June 29, 1996, 300,000 shares have been reserved for issuance and 140,000 options were outstanding of which 86,664 shares were exercisable.

In fiscal year 1992 the shareholders ratified and approved an option agreement dated February 29, 1992 (Hiller Option Agreement) between the Company and Hiller Partners (see Note 4), pursuant to which Hiller Partners received an option to purchase 2,396,923 shares of common stock at an exercise price of $4.50 per share, subject to adjustment under certain circumstances. Options under this agreement are generally exercisable as follows; half of the shares after March 1, 1993 and the remainder of the shares after March 1, 1994. These options expire on March 1, 1997.

Following is a summary of all plan activity:

                                                                  Number
                                             Price Range        Of Options
-------------------------------------------------------------------------
Outstanding, July 3, 1993                   $3.56 to $11.88      2,764,130
Granted during 1994                         $6.25 to $10.12        412,858
Options exercised                           $3.56 to $ 8.25        (33,930)
Expired or canceled                         $3.56 to $11.13       (155,332)
--------------------------------------------------------------------------
Outstanding, July 2, 1994                   $3.56 to $11.88      2,987,726
--------------------------------------------------------------------------
Granted during 1995                         $7.25 to $14.625       269,377
Stock appreciation rights exercised              $4.50              (9,380)
Options exercised                           $3.56 to $11.38       (184,956)
Expired or canceled                         $4.50 to $11.13       (130,386)
--------------------------------------------------------------------------
Outstanding, July 1, 1995                   $3.56 to $14.625     2,932,381
--------------------------------------------------------------------------
Granted during 1996                         $8.34 to $16.25        538,000
Options exercised                           $3.56 to $10.12        (77,709)
Expired or canceled                         $3.56 to $16.25        (68,144)
--------------------------------------------------------------------------
Outstanding, June 29, 1996                  $3.56 to $16.25      3,324,528
--------------------------------------------------------------------------

The company has two issues of stock warrants outstanding at June 29, 1996. The first outstanding stock warrant, dated July 30, 1993, entitles Honeywell, Inc. to purchase 300,000 shares of common stock at $14.00 per share (see Note 16). A second stock warrant, dated October 24, 1994, entitles CIT to purchase 45,000 shares of common stock at $12.60 per share (see Note 5). These warrants expire on July 30, 2000, and October 24, 1997, respectively.

The Company's Variable Investment Plan is available to employees who have attained age 21. The plan has an Employer's Discretionary Contribution Trust, invested in the Company's stock, and an Employee Contribution Trust consisting of several investment alternatives. The Company contributes an amount equal to 100% of the employee's contribution on the first 2% of the employee's compensation and an additional 25% of the employee's contribution on the following 2% of the employee's compensation. Company contributions to the Trust were $474,614, $461,037 and $485,287 in 1996, 1995 and 1994, respectively. The
Company has an Employee Stock Ownership Plan. No contributions were made to the plan in 1996, 1995, or 1994. The investment in the Company's stock at June 29, 1996 by all employee trusts amounted to 344,443 shares.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning on June 30, 1996.

The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the company had applied the new method of accounting. The Company intends to implement these disclosure requirements for its employee stock plans beginning on June 30, 1996. Based on the Company's current use of equity instruments, adoption of the new standard will not impact reported net income or net income per share, and will have no effect on the Company's cash flows.

9.  COMMITMENTS & CONTINGENCIES
Litigation

The Company used Mica Sanitary landfill, a public dump site operated by the County of Spokane, until early 1975. Mica landfill is a state lead National Priority List site ("NPL"). Mica landfill was placed on the NPL in 1985. In l988 the Washington Department of Ecology and Spokane County entered into a Consent Decree requiring the County to conduct a Remedial Investigation (RI) followed by appropriate Remedial Action (RA). The County's RI was completed by the County in September 1992. An interim remedial action plan was completed in late 1993 and instituted in mid 1994 to be followed by a 5 year performance monitoring program to be conducted by the County to determine if additional remedial measures are needed. The 5 year performance monitoring program commenced in the Spring of 1995. The Company has not been named as a Potentially Liable Party ("PLP") under the State Toxic Control Act ("STCA") or as a Potentially Responsible Party ("PRP") under CERCLA, as amended ("CERCLA"). To date, test results have not shown the waste disposed of by the Company at Mica to be a source of pollution or contamination. Prior to 1989 certain third parties were designated PRP's and PLP's. The Company made a provision prior to the beginning of fiscal year 1992 based on information then currently available to it and the Company's prior experience in connection with another NPL landfill site where the Company disposed of a similar type of waste which it disposed of at Mica, for its estimate of probable legal costs to be associated with this matter. No provision has been made for probable liability for remedial action, because management does not believe a range of probable or reasonably possible costs is estimable at this time based upon the fact that the Company to date has not been named a PRP or PLP and the uncertainty as to what additional pollution or contamination will be disclosed over the course of the County's 5 year monitoring and testing program. At fiscal year end 1996, 1995 and 1994, respectively, the accrued balance for probable legal costs was $900,000. Management does not believe there to be any reasonably possible losses for legal costs beyond the existing accrual for probable losses which could be material to future financial position or results of operations. No provision has been made to cover any future costs to the Company of any remedial action or clean-up activities because those costs, if any, can not be determined at this time. Given the inherent uncertainty in environmental matters, limited information available with respect to any future remedial measures, uncertainty of the results of future monitoring tests, limited information as to the number of PRP's and PLP's, the uncertainty as to whether the Company will be designated a PRP or PLP with respect to the site and the complexity of the circumstances surrounding this matter, management's estimate is subject to and will change as facts and circumstances warrant. Based upon publicly available cost estimates of remediation and clean-up at the site and the contributions to date of designated PRP's and PLP's, management believes that insurance coverage is probable for any reasonably possible future remedial or clean-up costs to the Company.

Pursuant to the Amended and Restated Purchase and Sale Agreement between Honeywell, Inc. and Key Tronic Corporation, dated as of July 30, 1993 (the "Agreement"), the Company assumed known and unknown product liabilities and unknown but potentially incurred environmental liabilities for a portion of any pre-existing claims against Honeywell, Inc. ("Honeywell") which are asserted after the closing date relating to environmental matters and to product liability matters associated with products manufactured by Honeywell prior to its ceasing manufacture of those products on the closing date of the Agreement. Honeywell retained responsibility for unasserted claims not assumed by the
Company as follows:   Honeywell retained responsibility for environmental and
product liability claims, incurred but not reported as of the closing date, in excess of $1,000,000 in the aggregate which 1) in the case of environmental claims are asserted within two years following the closing date or which 2) in the case of product liability claims are asserted within five years following the closing date. Management estimated on the closing date of the acquisition that it was probable that $1.0 million of incurred but not reported product liability claims would be recorded during the 5 year period following the closing of the Agreement and the Company recorded this liability as part of the acquisition costs. At fiscal year end 1996,1995, and 1994, respectively, the accrued balance for these product liability claims was $29,000, $610,000 and $949,000. The reduction in the accrued balance reflects charges for expenses in fiscal years 1996, 1995 and 1994. Management does not believe there to be any reasonably possible product liability losses beyond the existing accrual for probable losses which could be material to future financial position or results of operations. The Company has not made a provision for Honeywell environmental claims which may be discovered and asserted after the closing date or product liability claims which may be asserted five or more years after the closing date, because management does not believe such potential liabilities are reasonably possible at this time. No environmental claims have been asserted as of fiscal year end 1996. Given the inherent uncertainty in litigation, in environmental matters and in contract interpretation, the inherently limited information available with respect to unasserted claims and the complexity of the circumstances surrounding these matters, management's estimates are subject to and will change or be established as facts and circumstances warrant.

The Company currently has one hundred ten suits by computer keyboard users which are in State or Federal Courts in Connecticut, Illinois, Kansas, Maryland, New Jersey, New York, Pennsylvania and Texas. These suits allege that specific keyboard products manufactured by the company were sold with manufacturing, design and warning defects which caused or contributed to their injuries. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance, however the likelihood that punitive damages, if awarded, will be covered by insurance is remote. A total of thirty-four suits have been dismissed in California, Florida, Illinois, Kentucky, Massachusetts, Michigan, New Jersey, New York and Texas. Six of the thirty-four dismissed suits are on appeal, all in New York. The Company believes it has valid defenses and will vigorously defend these claims. These claims are in the early stages of discovery. Given the early stage of litigation, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, the range of reasonably possible losses in connection with these suits is not estimable at this time. Therefore no provision has been made to cover any future costs. Management's position will change if warranted by facts and circumstances.

The Company's total accrual for litigation related matters, including compensatory damages, and legal costs, was $1.0 million, $1.6 million and $2.4 million as of June 29, 1996, July 1, 1995 and July 2, 1994, respectively.

The Company has filed suit against its insurers for reimbursement of costs associated with the Colbert landfill (a Superfund site). Settlements have been reached with all but one insurer. Certain negotiations have commenced, with the remaining insurer, and any recovery will be recorded upon settlement.

Capital Expenditures and Other

The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $700,000 at June 29, 1996.

The subsidiary in Ireland has received reimbursement grants from the Irish government for capital expenditures. Capital expenditures are recorded net of reimbursement grants received. With reorganization of the subsidiary in Ireland, the grants reimbursement agreement with the Irish government was re-negotiated. All contingent grant liabilities were replaced with a short term loan of $790,000 and a contingent liability of $1,777,000 which will cease at the end of 5 years from the date of signing. The date of signing will be in conjunction with the sale of a building currently owned by the subsidiary in Ireland, and proceeds from this sale will be used to repay the short term loan. Certain significant events such as closure of the Irish plant would cause repayment of the contingent liability. The company currently plans to maintain the Irish plant as its sales, marketing, distribution, and engineering facility to service the European community.

The company has re-negotiated several contracts which previously required the company to purchase minimum quantities of certain raw materials and components. As of June 29, 1996 and July 1, 1995 minimum purchase contracts amounted to $0 and $2.2 million, respectively.

Certain Significant Risks and Uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the allowance for doubtful accounts receivable, the reserve for obsolete and nonsaleable inventories, the recoverability of intangible assets, and warranty reserves. Actual results could differ from those estimates.

The Company participates in a very dynamic high-technology industry and believes that a variety of factors could have a material adverse affect on the Company's future financial position or results of operations. Among these factors are: changes in overall demand for computer products; increased competition; litigation; risks associated with international operations; success of customers' programs; timing of new programs; new product introductions or technological advances by the Company and its competitors; changes in pricing policies by the Company and its competitors.

The Company distributes products primarily to Original Equipment Manufacturers (OEM's) and as a result maintains individually significant accounts receivable balances from various major OEM's. The Company evaluates the credit worthiness of its customers on an ongoing basis and may tighten credit terms on particular customers from time to time.

NOTE 10.  OTHER INCOME AND EXPENSE

Other (Income) Expense consists of:
                                                      Years Ended
(in thousands)                                June 29,  July 1,   July 2,
-------------------------------------------------------------------------
                                                  1996     1995     1994
Insurance Recovery                             (1,417)        0        0
Gain on liquidation of currency
  translation account                            (549)        0        0
Other                                            (306)     (308)    (308)
------------------------------------------------------------------------
Total                                         $(2,272)    $(308)   $(308)
========================================================================

FOREIGN OPERATIONS

The Company currently operates in one business segment, the manufacture of input devices, primarily keyboards, for computers, terminals, and work stations.

Information concerning geographic areas for the years ended June 29, 1996, July 1, 1995 and July 2, 1994 is summarized in the following table.


                                Domestic        U.S.      Mexico      Ireland      Taiwan
(in thousands)                   Exports  Operations  Operations   Operations   Operations   Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------
1996
Net Sales:
Unaffiliated customers         $45,942     $114,028    $               $41,068   $      0    $             $201,038
Affiliates                                   11,059     9,745            1,644                (22,448)
-----------------------------------------------------------------------------------------------------------------------

 Total                          45,942      125,087     9,745           42,712          0     (22,448)      201,038
=======================================================================================================================
Income (loss)  before
  income taxes                                5,256       415           (6,048)         0        (218)         (595)
=======================================================================================================================
Identifiable assets                          84,606     1,395           17,305      2,812     (12,586)       93,532
=======================================================================================================================
1995
Net Sales:
 Unaffiliated customers         45,122      124,278         0           38,056          0           0        207,456
 Affiliates                                   7,390     8,718            1,069          0     (17,177)             0
-----------------------------------------------------------------------------------------------------------------------
  Total                         45,122      131,668     8,718           39,125          0     (17,177)       207,456
=======================================================================================================================
Income  (loss) before
 income taxes                                (6,090)        0              (12)       485          61          6,624
=======================================================================================================================
Identifiable assets                        $ 98,270   $   851          $18,230     $2,860     $(5,125)      $115,086
=======================================================================================================================
1994
Net Sales:
 Unaffiliated customers         37,133       91,220         0           31,094          0           0       159,447
 Affiliates                          0        7,311     7,175            1,386          0     (15,872)            0
-----------------------------------------------------------------------------------------------------------------------
  Total                         37,133       98,531     7,175           32,480          0     (15,872)      159,447
Income (loss) before
 income taxes                                (7,817)      119           (1,096)         0      (1,008)       (9,802)
=======================================================================================================================
Identifiable assets                         $86,892   $   761          $16,323     $2,016     $(4,064)      $101,928
=======================================================================================================================

Historically, exports from domestic operations are sold primarily to European customers. However, 42% of domestic exports as of June 29, 1996 were sold to customers in the Far East. Transfers to affiliates are made at prices which approximate market.

12.  SUPPLEMENTAL CASH FLOW INFORMATION


                                                           Years ended
(in thousands)                                    June 29,   July 1,  July 2,
-----------------------------------------------------------------------------
                                                      1996      1995     1994
      Interest payments                            $ 3,117    $4,803   $1,849

Income tax payments                                    212         0        0
Stock exchange for net assets (Note 16)                  0         0    3,200
      Inventory exchanged for other assets           2,050         0        0
------------------------------------------------------------------------------

NOTE 13.  SUPPLEMENTAL INCOME STATEMENT INFORMATION

                                                        Years Ended
      (in thousands)                          June 29,    July 1,  July 2,
--------------------------------------------------------------------------
                                                  1996       1995     1994
      Maintenance and repairs                   $2,411    $ 3,295  $ 2,509
--------------------------------------------------------------------------

NOTE 14.  QUARTERLY FINANCIAL DATA (Unaudited)

                                              Year Ended June 29, 1996
                                        First     Second    Third   Fourth
(in thousands, except per share amounts)Quarter  Quarter  Quarter  Quarter
--------------------------------------------------------------------------
Net sales                             $60,550    $56,624  $41,217  $42,646
Gross profit                            8,925      8,043    4,390    5,628
Income (loss) before income taxes       2,532      1,064     (748)  (3,443)
Net income (loss)                       1,618        696     (966)  (3,183)
Primary earnings (loss) per
   common share                          0.16       0.07   (0.11)    (0.37)
Fully diluted earnings per
   common share                          0.16       0.07     N.A.     N.A.
Weighted average shares outstanding     8,488       N.A.    8,533    8,534
Primary shares outstanding             10,417      9,996     N.A.     N.A.
Fully diluted shares outstanding       10,417      9,996     N.A.     N.A.
Common stock price range 1
   High                                17.922     13.875    9.000    9.125
   Low                                 13.875      7.750    5.375    6.000
--------------------------------------------------------------------------

                                                  Year Ended July 1, 1995
                                          First     Second      Third      Fourth
(in thousands, except per share amounts)Quarter    Quarter     Quarter    Quarter
--------------------------------------------------------------------------------
Net sales                               $45,436    $48,748    $53,187     $60,085
Gross profit                              6,343      7,560      8,712       9,132
Income before income taxes                  534      1,322      1,836       2,932
Net income                                  328        849      1,399       1,845
Primary earnings per common share          0.04       0.10       0.14        0.18
Fully diluted earnings per
  common share                             N.A.       N.A.       0.14        0.18
Weighted average shares outstanding       8,273      8,314      8,349       8,400
Primary shares outstanding                 N.A.       N.A.      9,937      10,262
Fully diluted shares outstanding           N.A.       N.A.     10,271      10,405
Common stock price range
  High                                   11.500     11.000     14.375      16.125
  Low                                     6.000      9.000     10.000      13.500
---------------------------------------------------------------------------------

1 High and low stock prices are based on the daily closing price reported by the NASDAQ National Market System. These quotations represent prices between dealers without adjustment for markups, markdowns or commissions, and may not represent actual transactions.

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

As of June 29, 1996, there were approximately 1,591 common shareholders of record.

NOTE 15.  RESTRUCTURING CHARGES

For the year ended June 29, 1996 the Company made $2,669,000 in provisions for the restructuring of its European Operations.

This provision was made in connection with the redeployment of production from the Company's Dundalk, Ireland plant to other Company plants where lower costs can be attained. The provision included $1,879,000 for severance and $790,000 for repayment of grants to the Irish Development Authority (IDA). The restructuring activities were implemented during the Company's fourth fiscal quarter of 1996 and are anticipated to be completed in the first fiscal quarter of 1997.

The severance charge was a negotiated settlement with the employees through the Irish labor court.

The redeployment of production of the company's Ireland plant resulted in a significant decrease in employment at the facility. This decrease in employment was an event which triggered the repayment of a portion of reimbursement grants received from the Irish government (see note 9).

For the year ended July 2, 1994 the Company made $1,021,000 in provisions for the restructuring of certain business lines.

This provision was made in connection with the redeployment of production from the Company's Cheney WA plant to other Company plants where lower costs can be attained. The provision included $592,000 to reduce certain assets to estimated realizable value, $207,000 for severance and $222,000 for other costs directly associated with this plant closure. The restructuring activities were implemented during the Company's third fiscal quarter of 1994 and were completed in the first fiscal quarter of 1995.

The write-down of assets is comprised of $242,000 equipment write-down and $350,000 facility write-down. The equipment write-down was estimated as the difference between book value and the highest firm offer on the equipment. The building write-down was estimated as the difference between book value and average value determined from multiple independent market valuations. This write-down had no effect on cash or cash equivalents.

The severance charge was calculated by applying the Company's standard severance policy to the employee's affected.

The direct cost charge is primarily transportation costs associated with the relocation of equipment from the closing facility to other Company facilities.

The balance in the reserve for restructuring at June 29, 1996 is $3,069,000. This amount includes $2,669,000 provided for the restructuring of the company's European Operations and $401,000 provided for Taiwanese liquidation taxes, which have not yet been paid, related to the fiscal 1992 closure of the company's plant in Taiwan. The formal dissolution is pending governmental approval from Taiwan and is anticipated to occur in the second or third fiscal quarter of 1997.


Reserve for Restructuring Obligations
----------------------------------------------------------------------
                                                   1996           1995
Balance at beginning of year                   $372,000     $1,385,000
  Provision charged to income                 2,669,000              -
  Amounts paid                                        -     (1,013,000)
  Currency translation adjustment                28,000              -
----------------------------------------------------------------------
Balance at end of year                     $  3,069,000     $  372,000
======================================================================

NOTE 16.    BUSINESS COMBINATION

On July 30, 1993, the Company acquired substantially all of the assets and liabilities of Honeywell, Inc.' s Keyboard Division (HKD). The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the underlying acquired assets and assumed liabilities at their estimated fair market values at July 30, 1993.


Acquisition costs are summarized as follows (in thousands):
      Cash                               $22,000
      Liabilities assumed                  5,832
      Acquisition costs                    5,000
      Note payable, Honeywell Inc.         3,648
      Common stock issued                  3,200
      Total                              $39,680

These costs were allocated based on fair value as follows:
      Trade receivables                  $ 8,505
      Inventories                         10,964
      Other current assets                   489
      Property, plant and equipment       17,922
      Goodwill                             1,800
      Total                              $39,680


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

Item 9:   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL

          DISCLOSURE
          None

                                         PART III

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

STANLEY HILLER, JR - Director

Mr. Hiller, age 71, has been a director of the Company and Chairman of the Company's Executive Committee since February 1992. He served as Chief Executive Officer of the Company from February 1992 through August 1995 and has served as Chairman of the Board since September 1, 1995. Mr. Hiller is the Senior Partner of Hiller Investment Company and Managing Partner of the Hiller Group, a corporate management organization (the "Hiller Group"), and has served as Chairman of the Board, Chief Executive Officer or Senior Officer of numerous corporations over the last 50 years. Through the Hiller Group, which he founded in the late 1960s, he has brought together groups of executives who become actively involved in the direct management of companies, usually at the request of its managers, directors or shareholders. During the past 20 years, Mr. Hiller has concentrated his efforts in the area of restructuring troubled companies, including G. W. Murphy Industries (diversified manufacturing and services), Reed Tool Company (tool manufacturing), Baker International (Baker-Hughes) (oil field service), The Bekins Company (moving and storage) and York International (air conditioning manufacturing), Mr. Hiller also serves on the Board of Directors of The Boeing Company (Boeing).

WENDELL J. SATRE - Director

Mr. Satre, age 78, has been a director of the Company since 1988 and served as Chairman of the Board of Directors from July 1991 through August 1995. Mr. Satre also served as a director from 1983 through 1986 and served as Acting President of the Company from August 1991 through February 1992. Mr. Satre is the retired Chairman of the Board and Chief Executive Officer of the Washington Water Power Company, a public utility headquartered in Spokane, Washington. Mr. Satre also serves on the Board of Directors of Alascom, a subsidiary of Pacific Telephone, Inc., which is a subsidiary of Pacificorp, and Coeur d'Alene Company. Fred Wenninger - Director, President and Chief Executive Officer

Mr. Wenninger, age 56, was named President, Chief Executive Officer and Director effective September 1, 1995. Mr. Wenninger has been President and Chief Executive Officer of Iomega Corporation from 1989 to 1994. He also served as President of the Bendix/King Division of Allied Signal Corporation from 1986 to 1989. From 1963 to 1986 he served Hewlett-Packard in various positions, the last eight years in General Manager positions. Mr. Wenninger also serves on the Board of Directors of Hach and Norand.

YACOV A. SHAMASH - Director

Dr. Shamash, age 46, has been a director of the Company since 1989. He has been the Dean of Engineering and Applied Sciences at the State University of New York campus at Stony Brook since 1992. Professor Shamash developed and directed the NSF Industry/University Cooperative Research Center for the Design of Analog/Digital Integrated Circuits from 1989 to 1992 and also served as Chairman of the Electrical and Computer Engineering Department at Washington State University from 1985 until 1992.

KENNETH F. HOLTBY - Director

Mr. Holtby, age 74, has been a director of the Company since March 1992. He served in various positions in engineering, technology, product development and program management for Boeing since 1947. He most recently served as Senior Vice President of Engineering and as a member of the Corporate Executive Counsel for Boeing until his retirement in 1987. Mr. Holtby currently serves as a consultant to Boeing.

DALE F. PILZ - Director
Mr. Pilz, age 70, has been a director of the Company since April 1992. Mr. Pilz was Chief Executive Officer of Flowind Corporation from 1986 to 1990. He served as President of Omninet Corporation from 1985 to 1986. Prior to that, Mr. Pilz was Chief Executive Officer and President of GTE Sprint Communications from 1983 to 1985 and also served as Chief Executive Officer and President of GTE Spacenet Corporation from 1983 to 1985.

MICHAEL R. HALLMAN - Director

Mr. Hallman, age 51, has been a director since July 1992. Since April 1992, he has been with The Hallman Group. a consulting organization. He was President and Chief Operating Officer of Microsoft Corporation from March 1990 through March 1992; from March 1987 to February 1990, he was Vice President and later President of Boeing Computer Services. Mr. Hallman also serves on the Board of Directors of Intuit Inc., Infocus Systems, Amdahl Corporation, Network Appliance and Timeline, Inc.

CLARENCE W. SPANGLE - Director

Mr. Spangle, age 71, has been a director of the Company since July 1992. A former Chairman of Memorex and President of Honeywell Information Systems, Mr. Spangle has been an independent management consultant since 1985. Mr. Spangle also serves on the Board of Directors of Apertus Technologies, Inc.

WILLIAM E. TERRY - Director

Mr. Terry, age 63, has been a director since July 1992. Mr. Terry retired from Hewlett-Packard in November 1993 where he served in a number of executive positions during the past 35 years. Mr. Terry also serves on the Board of Directors of Altera Corporation.

ROBERT H. CANNON, JR. - Director

Mr. Cannon, age 72, has been a director since September 1992. Professor Cannon has been Charles Lee Powell Professor at the Department of Aeronautics and Astronautics, Stanford Univeristy since 1979. From 1979 to 1990 he was also Chairman of the Department. Previously, Professor Cannon served as Assistant Secretary of Transportation and as Chief Scientist of the United States Air Force. Professor Cannon has served on the General Motors Science Advisory Committee since 1975, serving as Chairman from 1980 to 1984. He also serves on the Board of Directors of Parker Hannifin Corporation.

THOMAS W. CASON - Director

Mr. Cason, age 53, served as President and Chief Operating Officer of the company from 1994 to September 1995. Mr. Cason has been a director of the company since February 1994. Mr. Cason has been President of Progressive Tractor & Implement Co., Inc., an agricultural equipment dealership, since 1991. He was Sr. Vice President and CFO of Baker Hughes Incorporated from July 1989 to December 1990. Mr. Cason was President and Chief Executive Officer of Milpark Drilling Fluids, a subsidiary of Baker Hughes Incorporated prior thereto. Mr. Cason also serves on the Board of Global Marine, Inc.

RICHARD T. TINSLEY - Vice President of Quality

Mr. Tinsley, age 48, has been Vice President of Quality Assurance of the Company since November 1993. Mr. Tinsley was the owner of Tinsley Associates from May 1993 to September 1993 and served as Director of manufacturing Operations, Director of Quality and Quality Assurance Manager at Compaq Computer Corporation from 1982 to 1993. From 1972 to 1982, Mr. Tinsley worked for Texas Instruments, Inc., as Printer Manufacturing Manager and New Products Program Manager.

RONALD F. KLAWITTER - Vice President of Finance, Treasurer and Secretary
Mr. Klawitter, age 44, has been Vice President of Finance and Treasurer of the Company since November 1992 and Secretary since October 1995. He was Acting Secretary from November 1994 to October 1995. From 1987 to 1992, Mr. Klawitter was Vice President, Finance at Baker Hughes Tubular Service, a subsidiary of Baker Highes, Inc.

JACK W. OEHLKE - Chief Operating Officer

Mr. Oehlke, age 50, has been Chief Operating Officer of the Company since October, 1995. Previously, he served as Senior Vice President of Operations from January 1995 to October 1995 and Vice President of Manufacturing Operations of the Company from December 1993 to January 1995. Mr. Oehlke served as Director of Operations. Director of Quality and in various management positions within manufacturing, engineering and quality functions of the Microswitch Division of Honeywell, Inc. from 1968 to 1993.

CRAIG D. GATES - Vice President, General Manager of Business Development

Mr. Gates, age 37, has been Vice President and General manager of New Business Development since October 1995. He joined the Company as Vice President of Engineering in October of 1994. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the Univeristy of Illinois, Urbana. From 1982 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch.

Compliance with Section 16(a) of the Exchange Act:
Incorporated by reference to Key Tronic Corporation's 1994 Proxy Statement to Shareholders.

Items 11, 12 and 13: EXECUTIVE COMPENSATION; SECURITIES OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSAC-TIONS.

Additional information required by these Items is incorporated by reference to Key Tronic Corporation's 1995 Proxy Statement to Shareholders which is attached as exhibit 20.
                                         PART IV

Item 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS AND SCHEDULES

                                                               Page in
                                                               Form 10K
                                                               --------
     FINANCIAL STATEMENTS
      Independent Auditors' Report                               20

      Consolidated Balance Sheets, June 29, 1996
        and July 1, 1995                                         21

      Consolidated Statements of Operations for
        the years ending June 29, 1996, July 1, 1995,
        and July 2, 1994                                         22

      Consolidated Statements of Shareholders' Equity
        for the years ending June 29, 1996, July 1, 1995,
        and July 2, 1994                                         23

      Consolidated Statements of Cash Flows for the
        years ending July 1, 1995, July 2, 1994 and
        July 3, 1993                                           23-24

      Notes to Consolidated Financial Statements               24-39


      SCHEDULES

      Independent Auditors Report on Financial
        Statement Schedules                                      47

      Independent Auditors' Consent                              48

      II. Consolidated Valuation and Qualifying Accounts        49-50

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

      (n)   Registration Rights Agreement with Hiller
            Key Tronic Partners                                   (vii)

      (o)   Stock Option Agreement with Hiller Key Tronic
            Partners                                              (vii)

      (p)   Officer Severance Agreements                          (vii)

      (q)   Purchase agreement with Honeywell, Inc.              (viii)

      (r)   Officer Employment Agreement                           (ix)

      (s)   Executive Stock Option Plan                             (x)

(13) 1996 Annual Report to Shareholders (to the extent set forth in Parts I, II, and IV (a) of this report).

(i) Previous filing on Form S-1 is incorporated by reference, exhibit number indicated
(ii) Incorporated by reference to report on Form 10-K for the year ended 06/30/87
(iii)   Incorporated by reference to report on Form 10-K for the year ended
        06/30/86
(iv)    Incorporated by reference to report on Form 10-K for the year ended
        06/30/85
(v) Incorporated by reference, Key Tronic Corporation 1990 Proxy Statement, pages C-1 - D3
(vi)    Incorporated by reference to report on Form 10-K for the year ended
        06/30/91
(vii)   Incorporated by reference to report on Form 10-K for the year ended
        07/04/92
(viii) Incorporated by reference to report on Form 8-K filed August 12, 1993.
(ix) Incorporated by reference, Key Tronic Corporation 1996 Proxy Statement, pages 10-11
(x) Incorporated by reference, Key Tronic Corporation 1995 Proxy Statement, pages 19-22

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


(23)  Consents of Experts and Counsel


INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

Key Tronic Corporation

We have audited the consolidated financial statements of Key Tronic Corporation as of June 29, 1996 and July 1, 1995, and for the years ended June 29, 1996, July 1, 1995 and July 2, 1994, and have issued our report thereon dated August 9, 1996; such consolidated financial statements and reports are included in the 1996 Annual Report to Shareholders and are incorporated herein by reference.
Our audits also included the financial statement schedule of Key Tronic Corporation listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

August 9, 1996
                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND SIGNATURES SCHEDULE II


                         KEY TRONIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                             FISCAL YEARS ENDED JUNE 29, 1996
                              JULY 1, 1995 AND JULY 2, 1994

                                                     1996           1995           1994
                                                ---------     ----------     ----------
Allowance for Obsolete Inventory
--------------------------------
Balance at beginning of year                   $3,512,085     $3,581,447      $  726,838
Assets acquired in acquisition                          0              0       2,071,558
 Provision charged to income                    2,952,911      2,907,487       1,757,713
 Dispositions                                  (2,142,925)    (2,976,849)       (974,662)
                                                ---------     ----------     ----------

Balance at end of year                         $4,322,071     $3,512,085      $3,581,447
                                                =========     ==========     ===========

Allowance for Doubtful Accounts
-------------------------------

Balance at beginning of year                   $1,185,373     $1,538,517      $1,110,582
Assets acquired in acquisition                          0              0         637,156
 Provision charged to income                            0        361,283         542,179
 Write-offs and reinstatements                   (253,136)      (714,427)       (751,400)
                                                ---------     ----------     ----------
Balance at end of year                         $  932,237     $1,185,373      $1,538,517
                                                =========     ==========     ===========
Reserve for Litigation
----------------------

Balance at beginning of year                   $1,607,496     $2,426,375      $1,500,091
Assets acquired in acquisition                          0              0       1,000,000
 Provision charged (credited) to income                 0              0               0
Cost incurred-net of recoveries                  (638,353)      (818,879)        (73,716)
                                                ---------     ----------     ----------
Balance at end of year                            969,143      1,607,496       2,426,375
Less long-term portion                            900,000        900,000               0
                                                ---------     ----------     ----------
Current portion                                 $  69,143     $  707,496      $2,426,375
                                                =========     ==========     ===========

Accrued Warranty Costs
----------------------

Balance at beginning of year                    $ 628,727     $  762,284      $  332,093
Assets acquired in acquisition                          0              0         627,341
 Provision charged to income                    1,120,979      1,001,276         646,759
 Costs incurred                                (1,312,499)    (1,134,833)       (843,909)
                                                ---------     ----------     -----------
Balance at end of year                         $  437,207     $  628,727      $  762,284
                                                =========     ==========     ===========

Long-term Investment Allowance
------------------------------

Balance at beginning of year                   $  290,490     $  290,490      $  290,490
 Provision charged to income                            0              0               0
                                                ---------     ----------     ----------
Balance at end of year                         $  290,490     $  290,490      $  290,490
                                                =========     ==========     ===========

SCHEDULE II

                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                        FISCAL YEARS ENDED JUNE 29, 1996
                         JULY 1, 1995 AND JULY 2, 1994
                                  (continued)

                                        1996        1995        1994
                                      ------      ------      ------

Allowance for Advances to Affiliate
-----------------------------------
Balance at beginning of year               0    $ 55,434    $254,737
 Recovery                                  0     (55,434)   (199,303)
 Provision charged to income               0           0           0
 Write-offs                                0           0           0
                                      ------      ------      ------
Balance at end of year              $      0    $      0    $ 55,434
                                      ======      ======      ======

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   September 29, 1995

                         KEY TRONIC CORPORATION


                         By:  /s/ Fred Wenninger
                         Fred Wenninger, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Fred Wenninger                                 September 29, 1995
Fred Wenninger                                            Date
(Director, Chief Executive Officer
 and President)


/s/ Ronald F. Klawitter                            September 29, 1995
Ronald F. Klawitter                                       Date
(Principal Financial Officer)


/s/ Keith D. Cripe                                 September 29, 1995
Keith D. Cripe                                            Date
(Principal Accounting Officer)

/s/ Stanley Hiller, Jr.                            September 29, 1995
Stanley Hiller, Jr.                                       Date
(Director)


/s/ Wendell J. Satre                               September 29, 1995
Wendell J. Satre                                          Date
(Director)


/s/ Thomas W. Cason                                September 29, 1995
Thomas W. Cason                                           Date
(Director)


/s/ Yacov A. Shamash                               September 29, 1995
Yacov A. Shamash                                          Date
(Director)

                                        SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Dale F. Pilz                                   September 29, 1995
Dale F. Pilz                                              Date
(Director)


/s/ William E. Terry                               September 29, 1995
William E. Terry                                          Date
(Director)
