Form 10-Q
period 1996-09-28
KEY TRONIC CORP
filed 1996-11-12
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 28, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes / X /  No /   /.

     At October 14, 1996, 8,540,034 shares of Common Stock, no par value (the only class of common stock), were outstanding.

                             KEY TRONIC CORPORATION
                                     Index
                                                           Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:
          Consolidated Balance Sheets - September 28,
          1996 and June 29, 1996                            3-4

          Consolidated Statements of Income - First
          Quarter Ended September 28, 1996 and
          September 30, 1995                                5

          Consolidated Statements of Cash Flows -
          First Quarter Ended September 28, 1996 and
          September 30, 1995                                6

          Notes to Consolidated Financial Statements        7-10

Item 2.   Management's Discussion and Analysis of the
          Financial Condition and Results of Operations     11-15

PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings                                 16

Item 4.   Submission of Matters to a Vote of Security
          Holders                                           16

Item 5.   Other Events                                      16

Item 6.   Exhibits and Reports on Form 8-K                  16

SIGNATURES                                                  17


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                          September 28,       June 29,
                                                   1996           1996
                                           ------------    -----------
                                          (Unaudited)        (Audited)
                                                  (in thousands)

ASSETS

Current Assets:
Cash and cash equivalents                     $   2,012       $  2,569
Trade receivables, less allowance for
doubtful accounts of $957 and $932               28,234         23,358
Inventories (Note 1)                             21,715         21,966
Real estate held for sale                         2,243          2,243
Deferred income tax asset - current               1,307          1,295
Other                                             3,583          3,322
                                                  -----          -----
     Total current assets                        59,094         54,753
                                                  -----         ------

Property, Plant and Equipment - at cost          96,464         94,609
 Less accumulated depreciation                   65,068         63,264
                                                  -----         ------
     Total property, plant and equipment         31,396         31,345
                                                  -----         ------

Other Assets:
Deferred income tax asset - non-current           4,304          4,211
Goodwill(net of accumulated amortization
     of $287 and $255)                            1,499          1,531
Other                                             1,543          1,692
                                                  -----         ------

     Total other assets                           7,346          7,434
                                                  -----         ------
                                               $ 97,836       $ 93,532
                                               ========       ========

See accompanying notes to consolidated financial statements.


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (continued)

                                          September 28,       June 29,
                                                   1996           1996
                                          -------------      ---------
                                         (Unaudited)         (Audited)
                                                  (in thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term obligations       $  2,324       $  2,265
Accounts payable                                 16,253         15,577
Accrued compensation and vacation                 3,013          2,936
Accrued taxes other than income taxes             1,298          1,125
Interest payable                                    171            253
Other                                             2,759          4,577
                                                  -----         ------
     Total current liabilities                   25,818         26,733
                                                  -----         ------

Long-term Obligations, less current portion      22,299         17,323
                                                  -----         ------

Commitments and Contingencies (Note 2)
Shareholders' Equity:
Common stock, no par value, authorized
 25,000 shares; issued and outstanding
 8,540 and 8,534 shares                          38,169         38,142
Retained earnings                                11,114         10,906
Foreign currency translation adjustment             436            428
                                                  -----         ------
     Total shareholders' equity                  49,719         49,476
                                                  -----         ------
                                               $ 97,836       $ 93,532
                                               ========       ========

See accompanying notes to consolidated financial statements.

                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                              First Quarter Ended
                                          September 28,    September 30,
                                                   1996             1995
                                          -------------    -------------
                                    (in thousands, except per share amounts)

Net Sales                                       $45,337        $60,550
Cost of sales (including warranty
 provision of $427 and $151)                     38,558         51,625
                                                  -----         ------
Gross Profit on Sales                             6,779          8,925

Operating Expenses:
Research, development and engineering             1,575          1,558
Selling                                           1,750            979
General and administrative (including provision
 for doubtful accounts receivable of $25
 and $0)                                          2,530          3,038
                                                  -----         ------
Operating Income                                    924          3,350
                                                  -----         ------
Interest Expense                                    672            815
Other (income)expense                               (50)             3
                                                  -----         ------
Earnings before federal taxes on income             302          2,532
                                                  -----         ------
Income Tax Provision                                 95            914
                                                  -----         ------
Net Income                                          207          1,618
                                               ========       ========

Earnings Per Share (See exhibit 11):
Primary Earnings Per Common Share                 $0.02         $ 0.16
Fully Diluted Earnings Per Common Share           $0.02         $ 0.16
Primary Shares Outstanding                        9,422         10,417
Fully Diluted Shares Outstanding                  9,598         10,417


See accompanying notes to consolidated financial statements.


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                              First Quarter Ended
                                          September 28,  September 30,
                                                   1996           1995
                                          -------------  -------------
                                                   (in thousands)

Increase (decrease) in Cash and Cash Equivalents:
Cash Flows from Operating Activities:
 Net income                                      $  207         $1,618
Adjustments to Reconcile Net Income to
 Cash Provided by Operating Activities:
  Depreciation and amortization                   2,068          2,398
  Provision for obsolete inventory                  100            718
  Provision for doubtful receivables                 25              0
  Provision for warranty                            427            160
  (Gain) or loss on disposal of property and        (11)             3
     equipment
  Deferred income tax asset                        (105)           800
Changes in Operating Assets and Liabilities:
  Trade receivables                              (4,901)           746
  Inventories                                       151         (2,991)
  Other assets                                     (174)          (893)
  Accounts payable                                  676          2,003
  Employee compensation and accrued vacation         77         (1,773)
  Other liabilities                              (2,154)           145
                                                  -----         ------
Cash provided (used) by operating activities     (3,614)         2,934
                                                  -----         ------
Cash Flows from Investing Activities:
Proceeds from sale of property and equip.            20             15
Purchase of property and equipment               (1,984)        (1,614)
                                                  -----         ------
Cash used in investing activities                (1,964)        (1,599)
                                                  -----         ------
Cash Flows from Financing Activities:
  Other financing fees                              (50)           (23)
  Issuance of common stock                           27            619
  Proceeds from long-term obligations             5,036              0
  Payments on long-term obligations                   0         (6,130)
                                                  -----         ------
Cash provided by (used in) financing activities   5,013         (5,534)
                                                  -----         ------
Effect of exchange rate changes on cash               8            (48)
                                                  -----         ------
Net decrease in cash and cash equivalents          (557)        (4,247)
Cash and cash equivalents, beginning of year      2,569          4,455
                                                  -----         ------
Cash and cash equivalents, end of quarter        $2,012         $  208
                                               ========       ========

Non-Cash Investing and Financing Activities:

See note 4 to these financial statements

See accompanying notes to consolidated financial statements.


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results of operations for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended June 29, 1996.

1.   INVENTORIES

                                          September 28,       June 29,
                                                   1996           1996
                                          -------------      ---------
                                          (Unaudited)        (Audited)
                                                   (in thousands)

     Finished goods                             $ 5,341        $ 5,381
     Work-in-process                              2,743          3,640
     Raw materials and supplies                  17,188         17,267
     Reserve for obsolescence                    (3,557)        (4,322)
                                                  -----         ------
                                                $21,715        $21,966
                                                =======        =======

2.   COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS - The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $1,382,000 at September 28, 1996.

     Litigation

     The Company used Mica Sanitary landfill, a public dump site operated by the County of Spokane, until early 1975. Mica landfill is a state lead National Priority List site ("NPL"). Mica landfill was placed on the NPL in 1985. In l988 the Washington Department of Ecology and Spokane County entered into a Consent Decree requiring the County to conduct a Remedial Investigation (RI) followed by appropriate Remedial Action (RA). The County's RI was completed by the County in September 1992. An interim remedial action plan was completed in late 1993 and instituted in mid 1994 to be followed by a 5 year performance monitoring program to be conducted by the County to determine if additional remedial measures are needed. The 5 year performance monitoring program commenced in the Spring of 1995. The Company has not been named as a Potentially Liable Party ("PLP") under the State Toxic Control Act ("STCA") or as a Potentially Responsible Party ("PRP") under CERCLA, as amended ("CERCLA"). To date, test results have not shown the waste disposed of by the Company at Mica to be a source of pollution or contamination. Prior to 1989 certain third parties were designated PRP's and PLP's. The Company made a provision prior to the beginning of fiscal year 1992 based on information then currently available to it and the Company's prior experience in connection with another NPL landfill site where the Company disposed of a similar type of waste which it disposed of at Mica, for its estimate of probable legal costs to be associated with this matter. No provision has been made for probable liability for remedial action, because management does not believe a range of probable or reasonably possible costs is estimable at this time based upon the fact that the Company to date has not been named a PRP or PLP and the uncertainty as to what additional pollution or contamination will be disclosed over the course of the County's 5 year monitoring and testing program. At the end of the first fiscal quarter of 1997 and at fiscal year end 1996, 1995 and 1994, respectively, the accrued balance for probable legal costs was $900,000. Management does not believe there to be any reasonably possible losses for legal costs beyond the existing accrual for probable losses which could be material to future financial position or results of operations. No provision has been made to cover any future costs to the Company of any remedial action or clean-up activities because those costs, if any, can not be determined at this time. Given the inherent uncertainty in environmental matters, limited information available with respect to any future remedial measures, uncertainty of the results of future monitoring tests, limited information as to the number of PRP's and PLP's, the uncertainty as to whether the Company will be designated a PRP or PLP with respect to the site and the complexity of the circumstances surrounding this matter, management's estimate is subject to and will change as facts and circumstances warrant.
Based upon publicly available cost estimates of remediation and clean-up at the site and the contributions to date of designated PRP's and PLP's, management believes that insurance coverage is probable for any reasonably possible future remedial or clean-up costs to the Company.

     Pursuant to the Amended and Restated Purchase and Sale Agreement between Honeywell, Inc. and Key Tronic Corporation, dated as of July 30, 1993 (the "Agreement"), the Company assumed known and unknown product liabilities and unknown but potentially incurred environmental liabilities for a portion of any pre-existing claims against Honeywell, Inc. ("Honeywell") which are asserted after the closing date relating to environmental matters and to product liability matters associated with products manufactured by Honeywell prior to its ceasing manufacture of those products on the closing date of the Agreement. Honeywell retained responsibility for unasserted claims not assumed by the Company as follows: Honeywell retained responsibility for environmental and product liability claims, incurred but not reported as of the closing date, in excess of $1,000,000 in the aggregate which 1) in the case of environmental claims are asserted within two years following the closing date or which 2) in the case of product liability claims are asserted within five years following the closing date. Management estimated on the closing date of the acquisition that it was probable that $1.0 million of incurred but not reported product liability claims would be recorded during the 5 year period following the closing of the Agreement and the Company recorded this liability as part of the acquisition costs. At the end of the first fiscal quarter of 1997, the accrued balance for these product liability claims was $0. At fiscal year ends
1996, 1995, and 1994, respectively, the accrued balance for these product liability claims was $29,000, $610,000 and $949,000. The reduction in the accrued balances reflect charges for expenses in the first quarter of fiscal year 1997, fiscal years 1996, 1995 and 1994. Management does not believe there to be any reasonably possible product liability losses beyond the existing accrual for probable losses which could be material to future financial position or results of operations. The Company has not made a provision for Honeywell environmental claims which may be discovered and asserted after the closing date or product liability claims which may be asserted five or more years after the closing date, because management does not believe such potential liabilities are reasonably probable at this time. No environmental claims have been asserted as of the end of the first quarter of fiscal 1997. Given the inherent uncertainty in litigation, in environmental matters and in contract interpretation, the inherently limited information available with respect to unasserted claims and the complexity of the circumstances surrounding these matters, management's estimates are subject to and will change or be established as facts and circumstances warrant.

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

The Company's total accrual for litigation related matters, including compensatory damages, and legal costs, was $.9 million, $1.0 million and $1.4 million as of September 28, 1996, June 29, 1996, and September 30, 1995 respectively.

The Company has filed suit against its insurers for reimbursement of costs associated with the Colbert landfill (a Superfund site). Settlements have been reached with all but one insurer. Certain negotiations have commenced, with the remaining insurer, and any recovery will be recorded upon settlement.

3.   LONG-TERM OBLIGATIONS

On October 24, 1994 the Company entered into a secured financing agreement with The CIT Group/Business Credit, Inc. (CIT). The agreement contains a $12 million term note and a revolving loan for up to $28 million. The agreement is secured by the assets of the Company. This agreement replaced a $5.0 million secured revolving credit agreement and a $20.9 million note payable to a financial institution. At September 28, 1996 and June 29,1996, the company was in compliance with all debt covenants and restrictions.

Details of the CIT agreement are more fully reported on Form 8-K dated October 31, 1994.

Long-term obligations consist of:

                                          September 28,       June 29,
                                                   1996           1996
                                          -------------       --------
                                                 (in thousands)

Note Payable - CIT                              $ 8,875        $ 9,375
Revolving Line                                   14,102          8,508
Litigation Reserve                                  900            900
Deferred compensation obligation                    618            618
Capital lease obligations                           128            187
                                                -------        -------
                                                 24,623         19,588
Less current portion                             (2,324)        (2,265)
                                                -------        -------
                                                $22,299        $17,323
                                                =======        =======

4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                              First Quarter Ended
                                          September 28,  September 30,
                                                   1996           1995
                                          -------------       --------
                                                 (in thousands)

Interest payments                                  $754           $801
Income tax payments                                   0              0


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CAPITAL RESOURCES AND LIQUIDITY

     The Company used cash flows of $3.6 million in operating activities for the first quarter of fiscal 1997 versus $2.9 million of cash provided from operating activities during the same period of the prior year.

     During the first quarter of 1997, $2.0 million was expended in capital additions. During the first quarter of the prior year, $1.6 million was expended in capital additions. The Company anticipates capital expenditures of approximately $9.3 million through the remainder of the current fiscal year ending June 28, 1997. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS, pages 13-15 Capital expenditures are expected to be financed with the combination of internally generated funds, capital leases, and limited amounts of secured indebtedness along with several operating leases.

     The Company has a secured financing agreement which contains a $12,000,000 term note and a revolving loan for up to $28,000,000. The agreement is secured by the assets of the corporation. The agreement contains covenants that relate to minimum net worth, minimum working capital, income statement and balance sheet ratios and restricts investments, disposition of assets, and payment of dividends. At September 28, 1996 and June 29, 1996, the company was in compliance with all debt covenants.

     The term note is payable in quarterly installments of principal, each in the amount of $500,000, commencing in November 1995 and maturing in November 2001. This note bears interest at one and three quarters percent (1.75%) in excess of the Chase Manhattan Bank Rate, which approximates prime (8.25% at September 28, 1996).

     The revolving loan is renewable and covers an initial period of approximately three years expiring on the first business day of November 1997. This loan bears interest at one and one half percent (1.50%) in excess of the Chase Manhattan Bank Rate, which approximates prime. At September 28, 1996, there was $8.9 million available for use under the revolving loan. The loan balance increased $5.6 million over the first quarter due mainly to increased receivables as a result of slower customer payments. To achieve maximum cash availability and to decrease interest expense, management is currently engaged in lengthy negotiations with the Company's current lenders and other potential lenders with the intention of refinancing its debt prior to the November 1997 expiration date of its current agreement.

     Real estate held for sale is carried at net realizable value based upon appraisals and management's intentions for sale or investment. Management is actively marketing the properties through real estate brokers and has obtained independent appraisals. The property is recorded at the lower of cost or net realizable value.

     During the first three months of fiscal year 1997 accounts receivable increased by $4.9 million. This increase is due primarily to increased sales in the last month of the first quarter and increased days sales outstanding.

     The Company believes that cash, cash equivalents, funds available under the line of credit, and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

NET SALES
     Net sales for the fiscal 1997 first quarter, which ended September 28, 1996, were $45.3 million compared to $60.6 million for the first quarter of the previous year. The decrease in revenue is a result of decreased sales to existing customers. Decreased sales of the Microsoft Natural Keyboard and the phase out of the IBM Shuffleboard program were the largest contributors.

     Keyboard shipments decreased 16.3% from the first quarter of the prior year while the average selling price decreased approximately 18.1%. The decrease in units shipped is due primarily to decreased customer orders. The decrease in average selling price is due primarily to the sale of new lower cost, lower margin products. Non-keyboard revenue accounted for 20.4% of total revenue in the first quarter versus 13.2% in the first quarter of the prior year.

COST OF SALES
     Cost of sales were 85.0% of revenue in the first quarter of 1997 compared to 85.3% for the first quarter of 1996. The cost of sales percentage decreased due to increased cost reductions. The company continues to emphasize cost reduction whenever feasible by utilizing excess capacity in its Juarez, Mexico facility to manufacture an increasing number of products.

RESEARCH, DEVELOPMENT AND ENGINEERING
     Research, development and engineering expenses were $1.58 million in the first quarter of fiscal 1997 and $1.56 million for the same period of fiscal 1996. As a percentage of sales, R, D & E expenditures were 3.5% in the first quarter of 1997 compared to 2.6% in the first quarter of 1996. As a percent of revenue the increase is due primarily to static activity over a decreased revenue base.

SELLING EXPENSES
     Selling expenses were $1.7 million in the first quarter of 1997 compared to $1.0 million in the first quarter of 1996. Selling expenses as a percentage of revenue were 3.9% for the quarter compared to 1.6% in the same quarter of fiscal 1996. Selling expenses increased in dollars due primarily to the introduction of new products into the retail market. As a percentage of revenue, selling expenses increased due to a combination of the decrease in revenue and the increase in expenses as previously stated.

GENERAL AND ADMINISTRATIVE
     General and administrative expenses were $2.5 million in the first quarter of 1997 compared to $3.0 million in the first quarter of fiscal 1996. As a percent of revenue G&A expenses were 5.6% in the first quarter compared to 5.0% during the first quarter of the prior year. As a percent of revenue the increase is primarily due to the decreased revenue base. The decrease in dollar spending is primarily due to decreases in both hiring costs and insurance rates.

INTEREST
     Interest expense was $672,000 in the first quarter of 1997 compared to $815,000 for the first quarter of 1996. This decrease is due to lower interest rates as well as decreased debt due to payment in full of the Honeywell note and additional paydown of the CIT note.

INCOME TAXES
     Income taxes provision was $95,000 and $914,000 for the first quarter of 1997 and 1996, respectively. In the first quarter of 1997 $67,000 of this provision and $58,000 of 1996's first quarter provision relate to taxes on earnings of foreign subsidiaries. The remaining $28,000 of the first quarter 1997 provision relates to taxes on U.S. earnings. The Company has tax loss carryforwards of approximately $30.3 million which expire in varying amounts in the years 2003 through 2010.

ESOP
     No contributions to the Employee Stock Ownership Plan (ESOP) were made during the first quarter of fiscal years 1997 and 1996.

BACKLOG
     The Company's backlog at the end of the first fiscal quarter of 1997 was $27.7 million compared to $24.6 million at the end of the 1996 fiscal year and $42.9 million at the end of the first quarter of fiscal 1996. The increase in the backlog from fiscal year end is attributable primarily to increased orders from a major OEM.

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

CONCENTRATION OF MAJOR CUSTOMERS At present, the Company's customer base is highly concentrated, and there can be no assurance that its customer base will not become more concentrated. Three of the Company's OEM customers accounted for 34%, 10% and 8% individually, of net sales during fiscal 1996. In 1995, the same customers accounted for 23%, 19% and 12% of the Company's net sales. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company's customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company's major customers or the reduction, delay or cancellation of orders from such customers could materially and adversely affect the Company's business, operating results and financial condition.

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

LITIGATION The Company currently is a party to approximately 110 lawsuits brought by computer keyboard users in state and federal courts. These lawsuits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to the claimants' alleged injuries, generally referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). The Company believes it has valid defenses to these claims, and it will vigorously defend them. These lawsuits are in the early stages of discovery. At this time, management believes that it is not likely that the ultimate outcome of these lawsuits will have a material adverse effect on the Company's financial position. However, given the limited information currently available, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, management's position will change if warranted by facts and circumstances.

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

DILUTION AND STOCK PRICE VOLATILITY As of June 29, 1996, there were outstanding options and warrants for the purchase of approximately 3,670,000 shares of common stock of the Company ("Common Stock"), of which options for approximately 2,671,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

CONTROL BY HILLER KEY TRONIC PARTNERS, L.P. AND THE HILLER GROUP Hiller Key Tronic Partners, L.P. ("HKT Partners") is a limited partnership created by The Hiller Group, a corporate management organization. Pursuant to an agreement, which terminates March 1, 1997, between The Hiller Group and the Company, HKT Partners received options to purchase 2,396,923 shares of Common Stock at an exercise price of $4.50 per share. The options terminate on March 1, 1997. HKT Partners beneficially owns approximately 24% of the outstanding shares of Common Stock. This concentration of ownership, in conjunction with the agreement between the Company and The Hiller Group, enables The Hiller Group to exert significant control over corporate actions and potentially over any change in control of the Company.


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

                             KEY TRONIC CORPORATION

             /s/ Fred Wenninger
             Fred Wenninger                           Date:  11/12/96
             President


             /s/ Ronald F. Klawitter
             Ronald F. Klawitter                      Date:  11/12/96
             Principal Financial Officer


             /s/ Keith D. Cripe
             Keith D. Cripe                           Date:  11/12/96
             Principal Accounting Officer
