Form 10-Q
period 1996-12-28
KEY TRONIC CORP
filed 1997-02-11
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 28, 1996                Commission File Number
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

     At January 9, 1997, 8,540,434 shares of Common Stock, no par value (the only class of common stock), were outstanding.

                             KEY TRONIC CORPORATION

                                     Index
                                                                    Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Consolidated Balance Sheets - December 28, 1996
          and June 29, 1996                                             3-4

          Consolidated Statements of Income - Second Quarters
          Ended December 28, 1996 and December 30, 1995                   5

          Consolidated Statements of Income - Two Quarters
          Ended December 28, 1996 and December 30, 1995                   6

          Consolidated Statements of Cash Flows - Two Quarters
          Ended December 28, 1996 and December 30, 1995                   7

          Notes to Consolidated Financial Statements                    8-11

Item 2.   Management's Discussion and Analysis of the
          Financial Condition and Results of Operations                11-18

PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings                                               19

Item 4.   Submission of Matters to a Vote of Security Holders             19

Item 5.   Other Events                                                    19

Item 6.   Exhibits and Reports on Form 8-K                                19

SIGNATURES                                                                20
                                       2


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                    December 28,       June 29,
                                                            1996           1996
                                                     (Unaudited)      (Audited)
                                                              (in thousands)

ASSETS

Current Assets:

Cash and cash equivalents                            $  1,451          $  2,569
Trade receivables, less allowance for doubtful
 accounts of $905 and $932                             31,125            23,358
Inventories (Note 1)                                   22,572            21,966
Real estate held for sale                               2,243             2,243
Deferred income tax asset - current                     1,216             1,295
Other                                                   4,901             3,322
                                                       ------            ------
      Total current assets                             63,508            54,753
                                                       ------            ------

Property, Plant and Equipment - at cost                97,734            94,609
 Less accumulated depreciation                         66,273            63,264
                                                       ------            ------

      Total property, plant and equipment              31,461            31,345
                                                       ------            ------


Other Assets:

Deferred income tax asset - non-current                 4,479             4,211
Goodwill(net of accumulated amortization
      of $319 and $255)                                 1,467             1,531
Other                                                   1,210             1,692
                                                       ------            ------

      Total other assets                                7,156             7,434
                                                       ------            ------
                                                     $102,125           $93,532
                                                      =======           =======

See accompanying notes to consolidated financial statements.

                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (continued)

                                                    December 28,       June 29,
                                                            1996           1996
                                                       ------            ------
                                                     (Unaudited)      (Audited)
                                                              (in thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of long-term obligations              $ 2,175           $ 2,265
Accounts payable                                       16,724            15,577
Accrued compensation and vacation                       3,091             2,936
Accrued taxes other than income taxes                     927             1,125
Interest payable                                          202               253
Other                                                   3,142             4,577
                                                       ------            ------
      Total current liabilities                        26,261            26,733
                                                       ------            ------
Long-term Obligations, less current portion            26,095            17,323
                                                       ------            ------

Commitments and Contingencies (Note 2)

Shareholders' Equity:

Common stock, no par value, authorized
 25,000 shares; issued and outstanding
 8,540 and 8,534 shares                                38,164            38,142
Retained earnings                                      11,170            10,906
Foreign currency translation adjustment                   435               428
                                                       ------            ------

      Total shareholders' equity                       49,769            49,476
                                                       ------            ------
                                                     $102,125           $93,532
                                                      =======           =======


See accompanying notes to consolidated financial statements.

                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                        Second Quarter Ended
                                                    December 28,   December 30,
                                                            1996           1995
                                                      ----------        -------
                                                        (in thousands, except
                                                           per share amounts)

Net Sales                                            $ 47,102           $56,624
Cost of sales (including warranty
 provision of $344 and $318)                           40,240            48,581
                                                       ------            ------
Gross Profit on Sales                                   6,862             8,043

Operating Expenses:
Research, development and engineering                   1,296             1,412
Selling                                                 2,473             1,283
General and administrative (including provision
 for doubtful accounts receivable of $25
 and $25)                                               2,533             3,464
                                                       ------            ------

Operating Income                                          560             1,884
                                                       ------            ------

Interest Expense                                          759               854
Other (income) expense                                   (258)              (34)
                                                       ------            ------

Earnings before federal taxes on income                    59             1,064

Income Tax Provision                                        3               368
                                                       ------            ------

Net Income                                                $56              $696
                                                       ======            ======


Earnings Per Share (See exhibit 11):

Primary Earnings Per Common Share                       $0.01            $ 0.07
Fully Diluted Earnings Per Common Share                 $0.01            $ 0.07

Primary Shares Outstanding                              9,610             9,996
Fully Diluted Shares Outstanding                        9,610             9,996

See accompanying notes to consolidated financial statements.

                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                        Two Quarters Ended
                                                   December 28,   December 30,
                                                           1996            1995
                                                       ------            ------
                                                           (in thousands, except
                                                           per share amounts)

Net Sales                                            $ 92,439          $117,174
Cost of sales (including warranty
 provision of $771 and $469)                           78,797           100,207
                                                       ------            ------
Gross Profit on Sales                                  13,642            16,967

Operating Expenses:
Research, development and engineering                   2,871             2,970
Selling                                                 4,223             2,262
General and administrative (including provision
 for doubtful accounts receivable of $50
 and $25)                                               5,063             6,502
                                                       ------            ------

Operating Income                                        1,485             5,233
                                                       ------            ------

Interest Expense                                        1,431             1,701
Other (income)expense                                    (307)              (63)
                                                       ------            ------

Earnings before federal taxes on income                   361             3,595

Income Tax Provision                                       98             1,282
                                                       ------            ------

Net Income                                               $263            $2,313
                                                       ======            ======

Earnings Per Share (See exhibit 11):

Primary Earnings Per Common Share                       $0.03            $ 0.23
Fully Diluted Earnings Per Common Share                 $0.03            $ 0.23

Primary Shares Outstanding                              9,521            10,220
Fully Diluted Shares Outstanding                        9,521            10,220


See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                          Two Quarters Ended
                                                    December 28,   December 30,
                                                           1996            1995
                                                       ------            ------
                                                            (in thousands)

Increase (decrease) in Cash and Cash Equivalents:
Cash Flows from Operating Activities:
 Net income                                            $  264            $2,313
Adjustments to Reconcile Net Income to
 Cash Provided by Operating Activities:
  Depreciation and amortization                         4,118             4,934
  Provision for obsolete inventory                        274               868
  Provision for doubtful receivables                       50                25
  Provision for warranty                                  771               469
  (Gain) or loss on disposal of property and equipment   (247)               (6)
  Deferred income tax asset                              (189)            1,075
Changes in Operating Assets and Liabilities:
  Trade receivables                                    (7,817)            4,263
  Inventories                                            (880)           (1,304)
  Other assets                                           (993)              468
  Accounts payable                                      1,147            (5,441)
  Employee compensation and accrued vacation              155            (1,774)
  Other liabilities                                    (2,454)             (228)
                                                       ------            ------
Cash provided (used) by operating activities           (5,801)            5,662
                                                       ------            ------

Cash Flows from Investing Activities:
Proceeds from sale of property and equip.               1,146                54
Purchase of property and equipment                     (4,846)           (4,296)
                                                       ------            ------
Cash used in investing activities                      (3,700)           (4,242
                                                       ------            ------
Cash Flows from Financing Activities:
  Other financing fees                                   (328)              (23)
  Issuance of common stock                                 22               678
  Proceeds from long-term obligations                   9,797             2,506
  Payments on long-term obligations                    (1,115)           (7,589)
                                                       ------            ------
Cash Provided by (used in) financing activities         8,376            (4,428)
                                                       ------            ------

Effect of exchange rate changes on cash                     7               (55)
                                                       ------            ------
Net decrease in cash and cash equivalents              (1,118)           (3,063)

Cash and cash equivalents, beginning of quarter         2,569             4,455
                                                       ------            ------
Cash and cash equivalents, end of quarter              $1,451            $1,392
                                                       ======            ======
Non-Cash Investing and Financing Activities:

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

------------------------------------------------------------------------

1.  INVENTORIES


                                                    December 28,   December 30,
                                                            1996           1996
                                                       ------            ------
                                                     (Unaudited)      (Audited)
                                                            (in thousands)

     Finished goods                                   $ 7,205            $5,381
     Work-in-process                                    3,092             3,640
     Raw materials and supplies                        15,318            17,267
     Reserve for obsolescence                          (3,043)           (4,322)
                                                       ------            ------
                                                      $22,572           $21,966
                                                      =======           =======


2.  COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS - The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $1,023,000 at December 28, 1996.

     Litigation

     The Company used Mica Sanitary landfill, a public dump site operated by the County of Spokane, until early 1975. Mica landfill is a state lead National Priority List site ("NPL"). Mica landfill was placed on the NPL in 1985. In l988 the Washington Department of Ecology and Spokane County entered into a Consent Decree requiring the County to conduct a Remedial Investigation (RI) followed by appropriate Remedial Action (RA). The County's RI was completed by the County in September 1992. An interim remedial action plan was completed in late 1993 and instituted in mid 1994 to be followed by a 5 year performance monitoring program to be conducted by the County to determine if additional remedial measures are needed. The 5 year performance monitoring program commenced in the Spring of 1995. The Company has not been named as a Potentially Liable Party ("PLP") under the State Toxic Control Act ("STCA") or as a Potentially Responsible Party ("PRP") under CERCLA, as amended ("CERCLA"). To date, test results have not shown the waste disposed of by the Company at
                                      8

Mica to be a source of pollution or contamination. Prior to 1989 certain third parties were designated PRP's and PLP's. The Company made a provision prior to the beginning of fiscal year 1992 based on information then currently available to it and the Company's prior experience in connection with another NPL landfill site where the Company disposed of a similar type of waste which it disposed of at Mica, for its estimate of probable legal costs to be associated with this matter. No provision has been made for probable liability for remedial action, because management does not believe a range of probable or reasonably possible costs is estimable at this time based upon the fact that the Company to date has not been named a PRP or PLP and the uncertainty as to what additional pollution or contamination will be disclosed over the course of the County's 5 year monitoring and testing program. At the end of the second and first fiscal quarters of 1997 and at fiscal year end 1996, respectively, the accrued balance for probable legal costs was $900,000. Management does not believe there to be any reasonably possible losses for legal costs beyond the existing accrual for probable losses which could be material to future financial position or results of operations. No provision has been made to cover any future costs to the Company of any remedial action or clean-up activities because those costs, if any, can not be determined at this time. Given the inherent uncertainty in environmental matters, limited information available with respect to any future remedial measures, uncertainty of the results of future monitoring tests, limited information as to the number of PRP's and PLP's, the uncertainty as to whether the Company will be designated a PRP or PLP with respect to the site and the complexity of the circumstances surrounding this matter, management's estimate is subject to and will change as facts and circumstances warrant. Based upon publicly available cost estimates of remediation and clean-up at the site and the contributions to date of designated PRP's and PLP's, management believes that insurance coverage is probable for any reasonably possible future remedial or clean-up costs to the Company.

     Pursuant to the Amended and Restated Purchase and Sale Agreement between Honeywell, Inc. and Key Tronic Corporation, dated as of July 30, 1993 (the "Agreement"), the Company assumed known and unknown product liabilities and unknown but potentially incurred environmental liabilities for any pre-existing claims against Honeywell, Inc. ("Honeywell") which are asserted two or more years after the closing date relating to environmental matters and five or more years after the closing date with respect to product liability matters associated with products manufactured by Honeywell prior to its ceasing manufacture of those products on the closing date of the Agreement. The Company has not made a provision for Honeywell environmental claims which may be discovered and asserted two or more years after the closing date or product liability claims which may be discovered and asserted five or more years after the closing date, because management does not believe such potential liabilities are reasonably probable at this time. No environmental claims have been asserted as of the end of the second quarter of fiscal 1997. Given the inherent uncertainty in litigation, in environmental matters and in contract interpretation, the inherently limited information available with respect to unasserted claims and the complexity of the circumstances surrounding these
                                      9
matters, management's estimates are subject to and will change or be established as facts and circumstances warrant.

     The Company currently has one hundred nine suits by computer keyboard users which are in State or Federal Courts in Connecticut, Illinois, Maryland, New Jersey, New York, Pennsylvania and Texas. These suits allege that specific keyboard products manufactured by the company were sold with manufacturing, design and warning defects which caused or contributed to their injuries. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance, however the likelihood that punitive damages, if awarded, will be covered by insurance is remote. A total of thirty-five suits have been dismissed in California, Florida, Kansas, Illinois, Kentucky, Massachusetts, Michigan, New Jersey, New York and Texas. Six of the thirty-five dismissed suits are on appeal, all in New York. The Company believes it has valid defenses and will vigorously defend these claims. These claims are in the early stages of discovery. Given the early stage of litigation, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, the range of reasonably possible losses in connection with these suits is not estimable at this time. Therefore no provision has been made to cover any future costs. Management's position will change if warranted by facts and circumstances.

     The Company's total accrual for litigation related matters, including compensatory damages, and legal costs, was $.9 million, $1.0 million, and $1.2 million as of December 28, 1996, June 29, 1996, and December 30, 1995 respectively.

     The Company has filed suit against its insurers for reimbursement of costs associated with the Colbert landfill (a Superfund site). Settlements have been reached with all but one insurer. Certain negotiations have commenced, with the remaining insurer, and any recovery will be recorded upon settlement.

3.  LONG-TERM OBLIGATIONS

     On October 24, 1994 the Company entered into a secured financing agreement with The CIT Group/Business Credit, Inc. (CIT). The agreement contains a $12 million term note and a revolving loan for up to $28 million. The agreement is secured by the assets of the Company. This agreement replaced a $5.0 million secured revolving credit agreement and a $20.9 million note payable to a financial institution. At December 28, 1996 and June 29,1996, the company was in compliance with all debt covenants and restrictions.

     Details of the CIT agreement are more fully reported on Form 8-K dated October 31, 1994.
                                       10
Long-term obligations consist of:

                                                  December 28,         June 29,
                                                          1996            1996
                                                       ------            ------
                                                             (in thousands)


Note Payable - CIT                                     $8,375            $9,375
Revolving Line                                         18,304             8,508
Litigation Reserve                                        900               900
Deferred compensation obligation                          618               618
Capital lease obligations                                  73               187
                                                       ------            ------
                                                       28,270            19,588
Less current portion                                   (2,175)           (2,265)
                                                       ------            ------
                                                      $26,095           $17,323
                                                       ======           =======

4.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                        Second Quarter Ended
                                                    December 28,   December 30,
                                                            1996           1995
                                                       ------            ------
                                                            (in thousands)


Interest payments                                      $  727            $  869
Income tax payments                                       221               168


5.   SUBSEQUENT EVENT

     On December 31, 1996, the Company entered into a secured financing agreement with General Electric Capital Corporation (GECC). The agreement contains an $11 million term note and a revolving loan for up to $30 million. The agreement is secured by the assets of the Company. This agreement replaced a secured revolving credit agreement for up to $28 million and an $8.4 million note payable to CIT (see note 3 above). Details of the GECC agreement are more fully reported on Form 8-K dated January 14, 1997.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     The Company used cash flows of $5.8 million in operating activities for the first two quarters of fiscal 1997 versus $5.7 million of cash provided from operating activities during the same period of the prior year.

     During the first two quarters of fiscal 1997, $4.8 million was expended in capital additions. During the first two quarters of the prior year, $4.3 million was expended in capital additions. The Company anticipates capital expenditures of approximately $5.7 million through the remainder of the current fiscal year
                                      11
ending June 28, 1997. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS, pages 13-15. Capital expenditures are expected to be financed with the combination of internally generated funds, capital leases, and secured indebtedness along with several operating leases.

     At December 28, 1996, the Company had a secured financing agreement which contained an $8.4 million term note and an $18.3 million revolving loan. The agreement was secured by the assets of the corporation. The agreement contained covenants that related to minimum net worth, minimum working capital, income statement and balance sheet ratios and restricts investments, disposition of assets, and payment of dividends. At December 28, 1996 and June 29, 1996, the company was in compliance with all debt covenants.

     Subsequent to the end of the company's second fiscal quarter, on December 31, 1996, the Company refinanced it's debt with General Electric Capital Corporation (GECC). This secured financing agreement contains an $11 million term note and a revolving credit agreement for up to $30 million. The agreement is secured by the assets of the corporation. The agreement contains financial covenants that relate to maximum capital expenditures, minimum debt service coverage, minimum earnings before income tax, depreciation, and amortization, and maximum leverage percentages. In addition to these financial covenants the financing agreement restricts investments, disposition of assets, and payment of dividends.

     The term note with GECC is payable in quarterly installments of principal, each in the amount of $250,000, commencing in March 1997 and ending in December 1997. Thereafter, the quarterly installment payments of principal will be $500,000 commencing in March 1998 and maturing in December 2002. If debt service coverage is greater than 1.4, this note bears interest at one and three-quarters percent (1.75%) in excess of the applicable London Interbank Offered Rate (LIBOR). If debt service coverage is less than or equal to 1.4, this note bears interest at two percent (2.00%) in excess of the applicable LIBOR rate.
At December 31, 1996, the applicable LIBOR rate was five and one-half percent (5.50%), and the interest rate applicable to the term note was seven and one-half percent (7.50%).

     The revolving loan with GECC is renewable and covers an initial period of approximately five years expiring on December 31, 2001. If debt service coverage is greater than 1.4, the applicable interest rate is one and one-half percent (1.50%) in excess of the applicable LIBOR rate. If debt service coverage is less than or equal to 1.4, the applicable interest rate is one and three-quarters percent (1.75%) in excess of the applicable LIBOR rate. At December 31, 1996, the applicable LIBOR rate was five and one-half percent (5.50%), and the applicable interest rate was seven and one-quarter percent (7.25%). At December 31, 1996, there was $15.7 million borrowed on the revolving loan and approximately $5.3 million available for use under the revolving loan.
                                       12
     Real estate held for sale is carried at net realizable value based upon appraisals and management's intentions for sale or investment. Management is actively marketing the properties through real estate brokers and has obtained independent appraisals. The property is recorded at the lower of cost or net realizable value.

     During the first six months of fiscal 1997 accounts receivable increased by $7.8 million. This increase is due primarily to increased sales in the last month of the second quarter, and increased days sales outstanding.

     The Company believes that cash, cash equivalents, funds available under the line of credit, and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

NET SALES
---------

     Net sales for the fiscal 1997 second quarter, which ended December 28, 1996, were $47.1 million compared to $56.6 million for the second quarter of the previous year. For the six months ended December 28, 1996, sales were $92.4 million compared to $117.2 million for the same period of the previous year.
The decreased sales were due primarily to the phase out of two major OEM customer programs.

     Keyboard shipments decreased 2.4% from the second quarter of the prior year while the average selling price decreased approximately 18.6%. For the six months ended December 28, 1996, unit shipments decreased approximately 9.5% over the same period of the prior year while the average selling price decreased 18.4%. The decrease in units shipped from the second quarter of fiscal year 1996 to the second quarter of fiscal year 1997 is due primarily to decreased customer orders. The decrease in average selling price is due primarily to the sale of new lower cost, lower margin products. In fiscal year 1996, the Company experienced 60% of its keyboard sales in the first six months of the year. As the above mentioned customer programs decreased, sales over the next two quarters gradually declined. In the first six months of fiscal 1997, the Company's keyboard shipments have remained fairly consistent with those experienced at the end of fiscal 1996 with some increase in the second quarter.

     Non-keyboard revenue accounted for 18.4% of total revenue in the second quarter of fiscal 1997 versus 14.6% in the second quarter of the prior year. For the six months ended December 28, 1996, non-keyboard revenue accounted for 19.4% of total revenue versus 13.9% for the same period of the prior year. The increase in this segment of the Company's revenue base is attributable primarily to increasing shipments to a major OEM customer.

COST OF SALES
-------------

     Cost of sales were 85.4% of revenue in the second quarter of 1997 compared to 85.8% for the second quarter of 1996. Cost of sales were 85.2% of revenue for the six months ended December 28, 1996, compared to 85.5% for the same
                                         13
period of the prior year. The cost of sales percentage decreased despite lower unit pricing primarily due to additional cost reductions. The company continues to emphasize cost reduction whenever feasible by utilizing excess capacity in its Juarez, Mexico facility to manufacture an increasing number of products.

RESEARCH, DEVELOPMENT AND ENGINEERING
-------------------------------------

     Research, development and engineering expenses were $1.3 million in the second quarter of fiscal 1997 and $1.4 million for the same period of fiscal 1996. As a percentage of sales, R D & E expenditures were 2.8% in the second quarter of 1997 compared to 2.5% in the second quarter of 1996. Research, development, and engineering expenses were $2.9 million for the six months ended December 28, 1996 compared to $3.0 million for the same period of the prior year. As a percentage of sales, R D & E expenditures were 3.1% for the current six month period versus 2.5% for the same period of the prior fiscal year. As a percent of revenue the increase is due primarily to static activity over a decreased revenue base.

SELLING EXPENSES
----------------

     Selling expenses were $2.5 million in the second quarter of 1997 compared to $1.3 million in the second quarter of 1996. Selling expenses as a percentage of revenue were 5.3% for the quarter compared to 2.3% in the same quarter of fiscal 1996. For the six months ended December 28, 1996, selling expenses were $4.2 million compared to $2.3 million for the same period of the prior year. As a percentage of revenue for the current six month period, selling expenses were 4.6% compared to 1.9% for the same period of the prior year. Selling expenses increased in dollars due primarily to the introduction of new products into the retail market. As a percentage of revenue, selling expenses increased due to a combination of the decrease in revenue and the increase in expenses as previously stated.

GENERAL AND ADMINISTRATIVE
--------------------------

     General and administrative expenses were $2.5 million in the second quarter of 1997 compared to $3.5 million in the second quarter of fiscal 1996. As a percentage of revenue, G&A expenses were 5.4% in the second quarter of fiscal 1997 compared to 6.1% for the second quarter of the prior year. For the six months ended December 28, 1996, G&A expenses were $5.1 million compared to $6.5 million for the same period of the prior year. As a percentage of revenue G&A expenses for the first six months of fiscal 1997 were 5.5% versus 5.6% for the same period of the prior year. As a percentage of revenue the decrease is primarily due to the decreased revenue base. The decrease in dollar spending is primarily due to decreases in hiring costs and decreases or eliminations of other G&A costs as a result of the fourth quarter 1996 restructuring of the Company's facility in Ireland.
                                        14
INTEREST
--------

     Interest expense was $759,000 in the second quarter of 1997 compared to $854,000 for the second quarter of 1996. For the six months ended December 28, 1996, interest expense was $1.4 million compared to $1.7 million for the same period of the prior year. This decrease is due primarily to a decrease in the average outstanding debt throughout the quarter.

INCOME TAXES
------------

     Income tax provisions were $3,000 and $368,000 for the second quarter of 1997 and 1996, respectively. In the second quarter of 1997 $88,000 of this provision and $38,000 of 1996's second quarter provision relate to taxes on earnings of foreign subsidiaries. The remaining ($85,000) of the second quarter 1997 provision relates to tax benefits on U.S. earnings. For the six months ended December 28, 1996, the income tax provision was $98,000 compared to $1.3 million for the same period of the prior year. Taxes on earnings of foreign subsidiaries account for $307,000 and $97,000, respectively, for the six month periods ending December 28, 1996 and December 30, 1995. The remaining ($209,000) of the 1997 provision relates to tax benefits on U.S. earnings. The Company has tax loss carryforwards of approximately $30.3 million which expire in varying amounts in the years 2004 through 2010.

ESOP
----

     No contributions to the Employee Stock Ownership Plan (ESOP) were made during the second quarter of fiscal years 1997 and 1996.

BACKLOG
-------

     The Company's backlog at the end of the second fiscal quarter of 1997 was $26.4 million compared to $24.6 million at the end of the 1996 fiscal year and $28.4 million at the end of the second quarter of fiscal 1996. The increase in the backlog from fiscal year end is attributable primarily to increased orders from a major OEM.

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

Potential Fluctuations in Quarterly Results
-------------------------------------------

     The Company's quarterly operating results have varied in the past and may vary in the future due to a variety of factors, including changes in overall demand for computer products, success of customers' programs, timing of new programs, new product introductions or technological advances by the Company,
                                        15
its customers and its competitors and changes in pricing policies by the Company, its customers and its competitors. For example, the Company relies on customers' forecasts to plan its business. If those forecasts are overly optimistic, the Company's revenues and profits may fall short of expectations. Conversely, if those forecasts are too conservative, the Company could have an unexpected increase in revenues and profits.

Competition
-----------

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

Concentration of Major Customers
--------------------------------

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

Dependence on Key Personnel
---------------------------

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

Litigation
----------

     The Company currently is a party to approximately 109 lawsuits brought by computer keyboard users in state and federal courts. These lawsuits allege that specific keyboard products manufactured by the Company were sold with
                                        16
manufacturing, design and warning defects which caused or contributed to the claimants' alleged injuries, generally referred to as repetitive stress injuries
(RSI) or cumulative trauma disorders (CTD). The Company believes it has valid defenses to these claims, and it will vigorously defend them. These lawsuits are in the early stages of discovery. At this time, management believes that it is not likely that the ultimate outcome of these lawsuits will have a material adverse effect on the Company's financial position. However, given the limited information currently available, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, management's position will change if warranted by facts and circumstances.

Technological Change and New Product Risk
-----------------------------------------

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

Dilution and Stock Price Volatility
-----------------------------------

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

Control by Hiller Key Tronic Partners, L.P. and The Hiller Group
----------------------------------------------------------------

     Hiller Key Tronic Partners, L.P. ("HKT Partners") is a limited partnership created by The Hiller Group, a corporate management organization. Pursuant to an agreement, which terminates March 1, 1997, between The Hiller Group and the
                                        17
Company, HKT Partners received options to purchase 2,396,923 shares of Common Stock at an exercise price of $4.50 per share. The options terminate on March
1, 1997.   HKT Partners beneficially owns approximately 24% of the outstanding shares of Common Stock. This concentration of ownership, in conjunction with the agreement between the Company and The Hiller Group, enables The Hiller Group to exert significant control over corporate actions and potentially over any change in control of the Company.

                                      18

PART II.    OTHER INFORMATION:

Item 1.     Legal Proceedings
            None

Item 4.     Submission of Matters to a Vote of Security Holders
            None

Item 5.     Other Events

Part II.    Other Information (continued)

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits

            (b) Reports on Form 8-K

                Form 8-K dated January 14, 1997 reporting the secured financing agreement with General Electric Capital Corporation
                (GECC).*

* Previously filed.

                                       19
                                   SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KEY TRONIC CORPORATION




               /s/ Fred Wenninger
               -----------------------
               Fred Wenninger                                  Date: 2/11/97
               President




               /s/ Ronald F. Klawitter
               -----------------------
               Ronald F. Klawitter                             Date: 2/11/97
               Principal Financial Officer




               /s/ Keith D. Cripe
               -----------------------
               Keith D. Cripe                                  Date: 2/11/97
               Principal Accounting Officer

                                          20