Form 10-Q
period 1997-03-29
KEY TRONIC CORP
filed 1997-05-13
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 29, 1997                         Commission File Number
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

     At May 1, 1997 9,610,830 shares of Common Stock, no par value (the only class of common stock), were outstanding.

                             KEY TRONIC CORPORATION

                                     Index
                                                                        Page No.
PART I.     FINANCIAL INFORMATION:

Item 1.     Financial Statements:

            Consolidated Balance Sheets - March 29, 1997
              and June 29, 1996                                             3-4

            Consolidated Statements of Income - Third Quarters
              Ended March 29, 1997 and March 30, 1996                         5

            Consolidated Statements of Income - Two Quarters
              Ended March 29, 1997 and March 30, 1996                         6

            Consolidated Statements of Cash Flows - Two Quarters
              Ended March 29, 1997 and March 30, 1996                         7

            Notes to Consolidated Financial Statements                     8-11

Item 2.     Management's Discussion and Analysis of the
              Financial Condition and Results of Operations               12-18

PART II.    OTHER INFORMATION:

Item 1.     Legal Proceedings                                                19

Item 4.     Submission of Matters to a Vote of Security Holders              19
Item 5.     Other Events                                                     19

Item 6.     Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                   20


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                         March 29,          June 29,
                                                           1997                 1996
                                                     -------------          --------
                                                      (Unaudited)          (Audited)
                                                                (in thousands)

ASSETS

Current Assets:

Cash and cash equivalents                                     $566            $2,569
Trade receivables, less allowance for doubtful
 accounts of $1,000 and $932                                30,660            23,358
Inventories (Note 1)                                        23,305            21,966
Real estate held for sale                                    2,243             2,243
Deferred income tax asset - current                          1,462             1,295
Other                                                        6,236             3,322
                                                            ------            ------

      Total current assets                                  64,472            54,753
                                                            ------            ------

Property, Plant and Equipment - at cost                     99,993            94,609
 Less accumulated depreciation                              68,308            63,264
                                                            ------            ------

      Total property, plant and equipment                   31,685            31,345
                                                            ------            ------



Other Assets:

Deferred income tax asset - non-current                      4,184             4,211
Goodwill(net of accumulated amortization
      of $351 and $255)                                      1,435             1,531
Other                                                        1,007             1,692
                                                            ------            ------

      Total other assets                                     6,626             7,434
                                                            ------            ------

                                                          $102,783           $93,532
                                                          ========           =======

See accompanying notes to consolidated financial statements.




                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (continued)


                                                         March 29,          June 29,
                                                              1997              1996
                                                     -------------          --------
                                                      (Unaudited)          (Audited)
                                                                (in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of long-term obligations                    $1,144            $2,265
Accounts payable                                            18,487            15,577
Accrued compensation and vacation                            3,193             2,936
Accrued taxes other than income taxes                        1,383             1,125
Interest payable                                                64               253
Other                                                        2,100             4,577
                                                            ------            ------

      Total current liabilities                             26,371            26,733
                                                            ------            ------

Long-term Obligations, less current portion                 26,625            17,323
                                                            ------            ------

Commitments and Contingencies (Note 2)

Shareholders' Equity:

Common stock, no par value, authorized
 25,000 shares; issued and outstanding
 9,610 and 8,534 shares                                     38,164            38,142
Retained earnings                                           11,189            10,906
Foreign currency translation adjustment                        434               428
                                                            ------            ------

      Total shareholders' equity                            49,787            49,476
                                                            ------            ----

                                                          $102,783           $93,532
                                                          ========           =======

See accompanying notes to consolidated financial statements.


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                                           Third Quarter Ended
                                                         March 29,         March 30,
                                                              1997              1996
                                                     -------------          --------
                                                      (Unaudited)          (Audited)
                                                           (in thousands, except
                                                              per share amounts)

Net Sales                                                  $49,195           $41,217
Cost of sales (including warranty
 provision of $197 and $231)                                42,677            36,827
                                                            ------            ------
Gross Profit on Sales                                        6,518             4,390

Operating Expenses:
Research, development and engineering                        1,139             1,374
Selling                                                      2,238             1,660
General and administrative (including provision
 for doubtful accounts receivable of $0
 and $0)                                                     2,433             2,848
                                                            ------            ------

Operating Income (Loss)                                        708            (1,492)
                                                            ------            ------

Interest Expense                                              (307)             (721)
Other (income)expense                                          (41)            1,465
                                                            ------            ------

Earnings (loss) before federal taxes on income                 442              (748)

Income Tax Provision                                           176               218
                                                            ------            ------

Income (loss) before extraordinary item                        266             (966)

Extraordinary item - early extinguishment of debt              247              N.A.
 (less applicable income taxes of $127)                     ------            ------


Net Income (Loss)                                              $19            $(966)
                                                          ========           =======

Earnings Per Share:
Net Loss Per Weighted Average Share                           N.A.            $(.11)
Earnings Per Share Before Extraordinary Item:
Primary Earnings Per Common Share                            $0.03              N.A.
Fully Diluted Earnings Per Common Share                      $0.03              N.A.

Earnings Per Share After Extraordinary Item:
Primary Earnings Per Common Share                            $0.00              N.A.
Fully Diluted Earnings Per Common Share                      $0.00              N.A.

Weighted Average Shares Outstanding                           N.A.             8,533
Primary Shares Outstanding                                   9,446              N.A.
Fully Diluted Shares Outstanding                             9,446              N.A.

See accompanying notes to consolidated financial statements.



                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                                            Three Quarters Ended
                                                         March 29,         March 30,
                                                              1997              1996
                                                     -------------          --------
                                                      (Unaudited)          (Audited)
                                                            (in thousands, except
                                                              per share amounts)

Net Sales                                                 $141,634          $158,392
Cost of sales (including warranty
 provision of $967 and $700)                               121,474           137,034
                                                            ------            ------

Gross Profit on Sales                                       20,160            21,358

Operating Expenses:
Research, development and engineering                        4,010             4,344
Selling                                                      6,461             3,922
General and administrative (including provision
 for doubtful accounts receivable of $45
 and $0)                                                     7,496             9,350
                                                            ------            ------

Operating Income                                             2,193             3,742
                                                            ------            ------

Interest Expense                                             1,738             2,422
Other (income)expense                                         (348)           (1,528)
                                                            ------            ------

Earnings before federal taxes on income                        803             2,848

Income Tax Provision                                           274             1,500
                                                            ------            ------

Income before extraordinary item                               529             1,348

Extraordinary item - early extinguishment of debt              247              N.A.
   (less applicable income taxes of $127)                   ------            ------


Net Income                                                    $282            $1,348
                                                          ========           =======

Earnings Per Share:

Earnings Per Share Before Extraordinary Item:
Primary Earnings Per Common Share                            $0.06              N.A.
Fully Diluted Earnings Per Common Share                      $0.06              N.A.

Earnings Per Share After Extraordinary Item:
Primary Earnings Per Common Share                            $0.03             $0.13
Fully Diluted Earnings Per Common Share                      $0.03             $0.13

Primary Shares Outstanding                                   9,487            10,028
Fully Dilute Shares Outstanding                              9,487            10,028

See accompanying notes to consolidated financial statements.



                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Three Quarters Ended
                                                         March 29,         March 30,
                                                              1997              1996
                                                            ------            ------
                                                                 (in thousands)

Increase (decrease) in Cash and Cash Equivalents:
Cash Flows from Operating Activities:
 Net income                                                   $282            $1,348
Adjustments to Reconcile Net Income to
 Cash Provided by Operating Activities:
  Depreciation and amortization                              6,669             7,505
  Provision for obsolete inventory                             543               918
  Provision for doubtful receivables                            45                 0
  Provision for warranty                                       967               700
  (Gain) or loss on disposal of property and equipment        (266)               (4)
  Deferred income tax asset                                   (140)            1,232
Changes in Operating Assets and Liabilities:
  Trade receivables                                         (7,346)           11,576
  Inventories                                               (1,882)            4,941
  Other assets                                              (2,074)             (645)
  Accounts payable                                           2,910            (8,789)
  Employee compensation and accrued vacation                   257            (1,748)
  Other liabilities                                         (3,375)             (788)
                                                            ------            ------

Cash provided (used) by operating activities                (3,410)           16,246
                                                            ------            ------

Cash Flows from Investing Activities:
Proceeds from sale of property and equip.                    1,142                56
Purchase of property and equipment                          (7,151)           (6,178)
                                                            ------            ------

Cash used in investing activities                           (6,009)           (6,122)
                                                            ------            ------
Cash Flows from Financing Activities:
  Other financing fees                                        (793)              (23)
  Issuance of common stock                                      22               678
  Proceeds from long-term obligations                       26,210             2,506
  Payments on long-term obligations                        (18,029)          (16,299)
                                                            ------            ------

Cash Provided by (used in) financing activities              7,410           (13,138)
                                                            ------            ------

Effect of exchange rate changes on cash                          6               (54)
                                                            ------            ------

Net decrease in cash and cash equivalents                   (2,003)           (3,068)

Cash and cash equivalents, beginning of period               2,569             4,455
                                                            ------            ------

Cash and cash equivalents, end of period                      $566            $1,387
                                                            ======            ======

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
------------------------------------------------------------------------


1.  INVENTORIES


                                                         March 29,          June 29,
                                                              1997              1996
                                                     -------------          --------
                                                      (Unaudited)          (Audited)
                                                                (in thousands)


      Finished goods                                        $7,387            $5,381
      Work-in-process                                        2,198             3,640
      Raw materials and supplies                            16,600            17,267
      Reserve for obsolescence                              (2,880)           (4,322)
                                                            ------            ------
                                                           $23,305           $21,966
                                                          ========           =======

2.  COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS - The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $878,000 at March 29, 1997.

     Litigation

     The Company used Mica Sanitary landfill, a public dump site operated by the County of Spokane, until early 1975. Mica landfill is a state lead National Priority List site ("NPL"). Mica landfill was placed on the NPL in 1985. In l988 the Washington Department of Ecology and Spokane County entered into a Consent Decree requiring the County to conduct a Remedial Investigation (RI) followed by appropriate Remedial Action (RA). The County's RI was completed by the County in September 1992. An interim remedial action plan was completed in late 1993 and instituted in mid 1994 to be followed by a 5 year performance monitoring program to be conducted by the County to determine if additional remedial measures are needed. The 5 year performance monitoring program commenced in the Spring of 1995. The Company has not been named as a Potentially Liable Party ("PLP") under the State Toxic Control Act ("STCA") or as a Potentially Responsible Party ("PRP") under CERCLA, as amended ("CERCLA"). To date, test results have not shown the waste disposed of by the Company at Mica to be a source of pollution or contamination. Prior to 1989 certain third parties were designated PRP's and PLP's. The Company made a provision prior to the beginning of fiscal year 1992 based on information then currently available to it and the Company's prior experience in connection with another NPL landfill site where the Company disposed of a similar type of waste which it disposed of at Mica, for its estimate of probable legal costs to be associated with this matter. No provision has been made for probable liability for remedial action, because management does not believe a range of probable or reasonably possible costs is estimable at this time based upon the fact that the Company to date has not been named a PRP or PLP and the uncertainty as to what additional pollution or contamination will be disclosed over the course of the County's 5 year monitoring and testing program. At the end of the third, second, and first fiscal quarters of 1997 and at fiscal year end 1996, respectively, the accrued balance for probable legal costs was $900,000. Management does not believe there to be any reasonably possible losses for legal costs beyond the existing accrual for probable losses which could be material to future financial position or results of operations. No provision has been made to cover any future costs to the Company of any remedial action or clean-up activities because those costs, if any, can not be determined at this time. Given the inherent uncertainty in environmental matters, limited information available with respect to any future remedial measures, uncertainty of the results of future monitoring tests, limited information as to the number of PRP's and PLP's, the uncertainty as to whether the Company will be designated a PRP or PLP with respect to the site and the complexity of the circumstances surrounding this matter, management's estimate is subject to and will change as facts and circumstances warrant. Based upon publicly available cost estimates of remediation and clean-up at the site and the contributions to date of designated PRP's and PLP's, management believes that insurance coverage is probable for any reasonably possible future remedial or clean-up costs to the Company.

     Pursuant to the Amended and Restated Purchase and Sale Agreement between Honeywell, Inc. and Key Tronic Corporation, dated as of July 30, 1993 (the "Agreement"), the Company assumed known and unknown product liabilities and unknown but potentially incurred environmental liabilities for a portion of any pre-existing claims against Honeywell, Inc. ("Honeywell") which are asserted two years after the closing date relating to environmental matters and five years after the closing date with respect to product liability matters associated with products manufactured by Honeywell prior to its ceasing manufacture of those products on the closing date of the Agreement. The Company has not made a provision for Honeywell environmental claims which may be discovered and asserted after the closing date or product liability claims which may be discovered and asserted in the future or product liability claims which may be asserted five or more years after the closing date, because management does not believe such potential liabilities are reasonably probable at this time. No environmental claims have been asserted as of the end of the third quarter of fiscal 1997. Given the inherent uncertainty in litigation, in environmental matters and in contract interpretation, the inherently limited information available with respect to unasserted claims and the complexity of the circumstances surrounding these matters, management's estimates are subject to and will change or be established as facts and circumstances warrant.

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

     The Company's total accrual for litigation related matters, including compensatory damages, and legal costs, was $.9 million, $1.0 million, and $1.0 million as of March 29, 1997, June 29, 1996, and March 30, 1996 respectively. The Company has filed suit against its insurers for reimbursement of costs associated with the Colbert landfill (a Superfund site). Settlements have been reached with all but one insurer. Certain negotiations have commenced, with the remaining insurer, and any recovery will be recorded upon settlement.

3.  LONG-TERM OBLIGATIONS

     On December 31, 1996 the Company entered into a secured financing agreement with General Electric Capital Corporation (GECC). The agreement contains an $11 million term note and a revolving loan for up to $30 million. The agreement is secured by the assets of the Company. This agreement replaced an $8.4 million term note and a revolving loan for up to $28 million that was payable to the CIT Group/Business Credit, Inc. (CIT). At March 29, 1997 and June 29,1996, the Company was in compliance with all debt covenants and restrictions.

Details of the GECC agreement are more fully reported on Form 8-K dated January 14, 1997.

Long-term obligations consist of:

                                                         March 29,          June 29,
                                                              1997              1996
                                                     -------------          --------
                                                      (Unaudited)          (Audited)
                                                                (in thousands)

Note Payable                                               $11,000            $9,375
Revolving Line                                              15,210             8,508
Litigation Reserve                                             900               900
Deferred compensation obligation                               618               618
Capital lease obligations                                       41               187
                                                            ------            ------
                                                            27,769            19,588
Less current portion                                        (1,144)           (2,265)
                                                            ------            ------
                                                           $26,625           $17,323
                                                          ========           =======

4.  SUPPLEMENTAL CASH FLOW INFORMATION


                                                          Third Quarter Ended
                                                         March 29,         March 30,
                                                              1997              1996
                                                     -------------          --------
                                                      (Unaudited)          (Audited)
                                                                (in thousands)

Interest payments                                           $1,927              $773
Income tax payments                                            300               181


5.  EXTRAORDINARY ITEM - EXTINGUISHMENT OF DEBT

     During the third fiscal quarter, the Company wrote off the remaining unamortized refinancing fees associated with its previous financing arrangement with the CIT Group/Business Credit, Inc. (CIT). The total of these fees was approximately $374,000. Taxes applicable to this amount were approximately $127,000 which left the remaining $247,000 as a reduction to income. Prior to the early extinguishment of debt, primary and fully diluted earnings per share for the third quarter would have been 0.03.

CAPITAL RESOURCES AND LIQUIDITY

     The Company used cash flows of $3.4 million in operating activities for the first three quarters of fiscal 1997 versus $16.2 million of cash provided from operating activities during the same period of the prior year.

     During the first three quarters of fiscal 1997, $7.2 million was expended in capital additions. During the first three quarters of the prior year, $6.2 million was expended in capital additions. The Company anticipates capital expenditures of approximately $4.4 million through the remainder of the current fiscal year ending June 28, 1997. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS, pages 16-18. Capital expendi-tures are expected to be financed with the combination of internally generated funds, capital leases, and limited amounts of secured indebtedness along with several operating leases.

     On December 31, 1996, the Company refinanced it's debt with General Electric Capital Corporation (GECC). This secured financing agreement contains an $11 million term note and a revolving credit agreement for up to $30 million. This agreement replaced a secured revolving credit agreement for up to $28 million and an $8.4 million note payable to CIT. The agreement is secured by the assets of the corporation. The agreement contains financial covenants that relate to maximum capital expenditures, minimum debt service coverage, minimum earnings before income tax, depreciation, and amortization, and maximum leverage percentages. In addition to these financial covenants the financing agreement restricts investments, disposition of assets, and payment of dividends. At March 29, 1997 and June 29, 1996, the Company was in compliance with all debt covenants.

     The term note with GECC is payable in quarterly installments of principal, each in the amount of $250,000, commencing in March 1997 and ending in December 1997. Thereafter, the quarterly installment payments of principal will be $500,000 commencing in March 1998 and maturing in December 2002. If debt service coverage is greater than 1.4, this note bears interest at one and three-quarters percent (1.75%) in excess of the applicable London Interbank Offered Rate (LIBOR). If debt service coverage is less than or equal to 1.4, this note bears interest at two percent (2.00%) in excess of the applicable LIBOR rate.
At March 29, 1997, the applicable LIBOR rate was 5.4375%. However, due to a special agreement with GECC for the first ninety (90) days of the new loan agreement, the interest rate applicable to the term note was 0.1648%.

     The revolving loan with GECC is renewable and covers an initial period of approximately five years expiring on December 31, 2001. If debt service coverage is greater than 1.4, the applicable interest rate is one and one-half percent (1.50%) in excess of the applicable LIBOR rate. If debt service coverage is less than or equal to 1.4, the applicable interest rate is one and three-quarters percent (1.75%) in excess of the applicable LIBOR rate. At March 29, 1997, the applicable LIBOR rate was 5.4375%, and the applicable interest rate was 7.1875%. However, due to a special agreement with GECC for the first ninety (90) days of the new loan agreement, the applicable interest rate on approximately half of the outstanding revolving debt was 2.1875%. At March 29, 1997, there was $15.2 million borrowed on the revolving loan and approximately $4.3 million available for use under the revolving loan.

     Real estate held for sale is carried at net realizable value based upon appraisals and management's intentions for sale or investment. Management is actively marketing the properties through real estate brokers and has obtained independent appraisals. The property is recorded at the lower of cost or net realizable value.

     During the first nine months of fiscal 1997 accounts receivable increased by $7.3 million. This increase represents a higher sales activity level during the third quarter versus the fourth quarter of last fiscal year. The accounts receivable balance dropped from $7.8 million at the end of the Company's first six months of fiscal 1997, despite a $2 million increase in revenue during the third quarter. This decrease in the accounts receivable balance and the resulting decrease in days sales outstanding was due to a more aggressive collection performance during the third quarter.

     The Company believes that cash, cash equivalents, funds available under the line of credit, lease financing, and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

NET SALES

     Net sales for the fiscal 1997 third quarter, which ended March 29, 1997, were $49.2 million compared to $41.1 million for the third quarter of the previous year. For the nine months ended March 29, 1997, sales were $141.6 million compared to $158.3 million for the same period of the previous year.
The increase in revenue from quarter to quarter is due primarily to new customer sales. The decrease in revenue from year to year is due primarily to the phase out of two major OEM customer programs and continuing price pressures in the keyboard marketplace.

     Keyboard shipments increased 60.1% from the third quarter of the prior year while the average selling price decreased approximately 23.3%. For the nine months ended March 29, 1997, unit shipments increased approximately 7.8% over the same period of the prior year while the average selling price decreased 20.2%. The increase in units shipped from the third quarter of fiscal year 1996 to the third quarter of fiscal year 1997 is due primarily to increased customer orders. The decrease in average selling price is due primarily to the sale of new lower cost, lower margin products. In fiscal year 1996, the Company experienced 60% of its keyboard sales in the first six months of the year. As the above mentioned customer programs decreased, sales over the next two quarters gradually declined. In the first nine months of fiscal 1997, the Company's keyboard shipments have steadily increased; however, this trend is not expected to carry forward to the fourth quarter due to several factors including the phase out of another major OEM program and general market conditions. See RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS, pages 16-18.

     Non-keyboard revenue accounted for 16.3% of total revenue in the third quarter of fiscal 1997 versus 19.1% in the third quarter of the prior year. For the nine months ended March 29, 1997, non-keyboard revenue accounted for 18.4% of total revenue versus 15.3% for the same period of the prior year. The decrease in this segment of the Company's revenue base from quarter to quarter is attributable primarily to reduced shipments to a major OEM customer. The increase in this segment of the revenue base from year to year is due primarily to shipments of a new product line to a major OEM.

COST OF SALES

     Cost of sales were 86.8% of revenue in the third quarter of 1997 compared to 89.4% for the third quarter of 1996. Cost of sales were 85.8% of revenue for the nine months ended March 29, 1997, compared to 86.5% for the same period of the prior year. The cost of sales percentage decreased despite lower unit pricing primarily due to additional cost reductions. The company continues to emphasize cost reduction whenever feasible by utilizing excess capacity in its Juarez, Mexico facility to manufacture an increasing number of products.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, development and engineering expenses were $1.1 million in the third quarter of fiscal 1997 and $1.4 million for the same period of fiscal 1996. As a percentage of sales, R D & E expenditures were 2.3% in the third quarter of 1997 compared to 3.3% in the third quarter of 1996. Research, development, and engineering expenses were $4.0 million for the nine months ended March 29, 1997 compared to $4.3 million for the same period of the prior year. As a percentage of sales, R D & E expenditures were 2.8% for the current nine month period versus 2.7% for the same period of the prior fiscal year. As a percent of revenue the increase is due primarily to static activity over a decreased year to date revenue base.

SELLING EXPENSES

     Selling expenses were $2.2 million in the third quarter of 1997 compared to $1.7 million in the third quarter of 1996. Selling expenses as a percentage of revenue were 4.6% for the quarter compared to 4.0% in the same quarter of fiscal 1996. For the nine months ended March 29, 1997 selling expenses were $6.5 million compared to $3.9 million for the same period of the prior year. As a percentage of revenue for the current nine month period, selling expenses were 4.6% compared to 2.5% for the same period of the prior year. Selling expenses increased in dollars due primarily to the introduction of new products into the retail market and an increase in the size of the sales force. As a percentage of revenue, selling expenses increased due to a combination of the decrease in year to date revenue and the increase in expenses as previously stated.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $2.4 million in the third quarter of 1997 compared to $2.8 million in the third quarter of fiscal 1996. As a percentage of revenue, G&A expenses were 5.0% in the third quarter of fiscal 1997 compared to 6.9% for the third quarter of the prior year. For the nine months ended March 29, 1997, G&A expenses were $7.5 million compared to $9.4 million for the same period of the prior year. As a percentage of revenue G&A expenses for the first nine months of fiscal 1997 were 5.3% versus 5.9% for the same period of the prior year. As a percentage of revenue the decrease is primarily due to the decreased year to date revenue base. The decrease in dollar spending is primarily due to decreases in hiring costs and decreases or eliminations of other G&A costs as a result of the fourth quarter 1996 restructuring of the Company's facility in Ireland.

INTEREST

     Interest expense was $307,000 in the third quarter of 1997 compared to $721,000 for the third quarter of 1996. A major contributing factor to this decrease is the special agreement with GECC for decreased interest rates for the first ninety (90) days of the new financing package. For the nine months ended March 29, 1997, interest expense was $1.7 million compared to $2.4 million for the same period of the prior year. This decrease is due primarily to lower interest rates and lower average outstanding debt throughout the first three quarters of the fiscal year.

INCOME TAXES

     Income tax provisions were $176,000 and $218,000 for the third quarter of 1997 and 1996, respectively. In the third quarter of 1997, none of this provision relates to taxes on earnings of foreign subsidiaries, because tax benefits associated with losses at the Company's subsidiary in Ireland offset the provisions of other profitable foreign subsidiaries. In the third quarter of 1996, $60,000 of the provision related to taxes on earnings of foreign subsidiaries. The $176,000 of the third quarter 1997 provision relates to tax provisions on U.S. earnings.

     For the nine months ended March 29, 1997, the income tax provision was $274,000 compared to $1.5 million for the same period of the prior year. Taxes on earnings of foreign subsidiaries account for $287,000 and $157,000, respectively, for the nine month periods ending March 29, 1997 and March 30, 1996. The balance of the 1997 provision relates to tax benefits from U.S. losses. The Company has tax loss carryforwards of approximately $30.3 million which expire in varying amounts in the years 2004 through 2010.

ESOP

     No contributions to the Employee Stock Ownership Plan (ESOP) were made during the second quarter of fiscal years 1997 and 1996.

BACKLOG

     The Company's backlog at the end of the third fiscal quarter of 1997 was $24.5 million compared to $24.6 million at the end of the 1996 fiscal year and $25.7 million at the end of the third quarter of fiscal 1996. The decrease in the backlog from fiscal year end is attributable primarily to decreased orders from a major OEM.


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

Concentration of Major Customers

     At present, the Company's customer base is highly concentrated, and there can be no assurance that its customer base will not become more concentrated.
As of March 29, 1997, three of the Company's OEM customers accounted for 32.2%, 11.4%, and 11% individually, of net year to date sales. As of June 29, 1996, two of the Company's OEM customers accounted for 34% and 10% of net sales. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company's customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company's major customers or the reduction, delay or cancellation of orders from such customers could materially and adversely affect the Company's business, operating results and financial condition.

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

Dilution and Stock Price Volatility

     As of March 29, 1997, there were outstanding options and warrants for the purchase of approximately 1,230,000 shares of common stock of the Company ("Common Stock"), of which options for approximately 855,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

Control by Hiller Key Tronic Partners, L.P. and The Hiller Group

     Hiller Key Tronic Partners, L.P. ("HKT Partners") is a limited partnership created by The Hiller Group, a corporate management organization. Pursuant to an agreement, which terminated March 1, 1997, between The Hiller Group and the Company, HKT Partners received options to purchase 2,396,923 shares of Common Stock at an exercise price of $4.50 per share ("options"). On February 28, 1997, the Company entered into a Restricted Stock Agreement ("Agreement") with HKT Partners to issue 1,070,396 shares of common stock to HKT Partners in exchange for, and in cancellation of the options. The Agreement is subject to the approval and ratification by the Company's shareholders prior to February 28, 1998. HKT Partners beneficially owns approximately 13% of the outstanding shares of Common Stock. This concentration of ownership, in conjunction with the agreement between the Company and The Hiller Group, enables The Hiller Group to exert significant control over corporate actions and potentially over any change in control of the Company.


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




                             KEY TRONIC CORPORATION





                /s/ Fred Wenninger

                Fred Wenninger                           Date:  May 14, 1997
                President


                /s/ Ronald F. Klawitter

                Ronald F. Klawitter                      Date:  May 14, 1997
                Principal Financial Officer


                /s/ Keith D. Cripe

                Keith D. Cripe                           Date:  May 14, 1997
                Principal Accounting Officer