Form 10-K
period 1997-06-28
KEY TRONIC CORP
filed 1997-09-23
CIK 719733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------


                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                                       of
                      The Securities Exchange Act of 1934
                             ----------------------

For the Fiscal Year Ended                                 Commission File Number
June 28, 1997                                                     0-11559

                             KEY TRONIC CORPORATION

     Washington                                                  91-0849125
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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $38,940,347 as of September 3, 1997.

The number of shares of Common Stock of the Registrant outstanding as of September 3, 1997 was 9,610,830 shares.

The Exhibit Index is located at Page 39.

                      DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Registrant's Proxy Statement, pages 1 - 37, pursuant to Regulation 14A, covering the Annual Meeting of Shareholders to be held November 13, 1997 is incorporated by reference into Part III.


                             KEY TRONIC CORPORATION
                                 1997 FORM 10-K




                               TABLE OF CONTENTS

                                                                        Page
                                    PART I

Item 1.     Business......................................................3-7

Item 2.     Properties....................................................7-8
Item 3.     Legal Proceedings...............................................8
Item 4.     Submission of Matters to a Vote of Security Holders..........9-10


                                    PART II

Item 5.     Market for the Registrant's Common Stock and Related
            Stockholder Matters............................................11

Item 6.     Selected Financial Data.....................................11-12
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................13-18

Item 8.     Financial Statements and Supplementary Data.................18-35

Item 9.     Disagreements on Accounting and Financial Disclosure...........35


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant..........35-37

Item 11.    Executive Compensation.........................................37

Item 12.    Securities Ownership of Certain Beneficial Owners and
            Management.....................................................37

Item 13.    Certain Relationships and Related Transactions.................37


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, Reports on Form
            8-K and Signatures..........................................37-43



                                     PART I


ITEM 1.  BUSINESS

Key Tronic Corporation, a Washington corporation organized in 1969, and its subsidiaries (hereinafter collectively called the "Company" or "Key Tronic" unless the context otherwise requires) are principally engaged in the design, development, and manufacture of input devices, primarily keyboards, for personal computers, terminals, and workstations. The Company operates on a fiscal year which ends on the Saturday closest to June 30. The following discussion relates to these fiscal years of the Company.

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

The Company uses an internal sales force in conjunction with retail representatives and distributors to reach a customer base that consists of Original Equipment Manufacturers (OEMs), distributors, retailers, and individual end users. Standard keyboard products that are plug-compatible with IBM, Apple and compatible personal computers are available through this network in addition to custom designed keyboards. The Company sells to principal customers primarily on a purchase order basis, as opposed to long-term contracts.

KEYSWITCH TECHNOLOGIES

There are six prevalent keyswitch technologies for fully encoded keyboard applications presently available to computer manufacturer purchasers of keyboards: membrane, Hall effect, mechanical contact, conductive rubber, capacitance, and dome. Key Tronic currently manufactures keyboards employing capacitance and membrane technologies.

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

KEYBOARD PRODUCTS

During 1997, 1996 and 1995, the Company realized revenues of approximately $150.9 million, $169.1 million and $185.3 million from the sale of keyboards representing approximately 82 percent, 84 percent and 89 percent of total sales.

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

RETAIL KEYBOARDS

In 1983, Key Tronic began supplying to the retail market fully enclosed plug-compatible keyboards. These products serve as enhancements to or replacements for the original system-supplied keyboard. During the last half of fiscal 1996, the Company began developing a new line of keyboards specifically targeted toward retail channels and this line of products was fully promoted throughout fiscal 1997. The Company sells its plug-compatible keyboards through a worldwide network of distributors and major retailers.

ALTERNATIVE INPUT DEVICES

The Company realized revenue from non-keyboard products, which in the aggregate, accounted for $34.0 million, $31.9 million and $22.6 million in 1997, 1996 and 1995 representing approximately 18 percent, 16 percent and 11 percent of total sales. The significant dollar increase in 1996 was due to the manufacture and sale of plastic components for use on computer peripherals. In fiscal 1997, sales of these plastic components were the largest contributing factor to increasing revenues from alternative input devices.

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

CUSTOMERS AND MARKETING

OEM MARKETS

The Company manufactures and supplies custom keyboards to many of the leading OEMs in the noncaptive keyboard market. The Company currently sells keyboards to more than 140 active OEM customers.

Based on industry data, the Company believes it acquired a leading domestic market position as an independent supplier of keyboards in the late 1970's.

Hewlett Packard accounted for approximately 34 percent, 34 percent and 23 percent of net sales in 1997, 1996 and 1995. Microsoft accounted for approximately 7 percent, 17 percent and 19 percent of net sales in 1997, 1996 and 1995. Compaq Computer accounted for approximately .5 percent, 7 percent and 12 percent of net sales in 1997, 1996 and 1995. Toshiba Corporation, a new customer in fiscal 1997, accounted for approximately 11 percent of net sales.

No other customer accounted for more than 10 percent of net sales during any of the last three years. In 1997, 1996 and 1995, the five largest customers accounted for 65 percent, 68 percent and 65 percent of total sales, respectively.

The Company markets its products primarily through its direct sales organization aided by distribution sales in the U.S., Canada and Europe. During the past year, the Company also established relationships with several independent sales organizations to assist in marketing the Company's retail product lines in the U.S.

All OEM keyboards are accompanied by a manufacturer's three-year warranty which provides for repair or replacement of defective products. Retail products carry a one-year to a limited lifetime warranty. The limited lifetime warranty is product specific.

FOREIGN MARKETS

In 1997, $78.2 million, or 42.3 percent of the Company's revenues were from foreign sales, primarily sales in Europe, the Far East, Canada and Mexico. Foreign sales in 1996 and 1995 were $87.0 million and $83.2 million, respectively. Foreign sales are made primarily through the Company's direct sales force in the U.S. and Ireland.

For additional financial information about foreign operations, see Note 11 to the Consolidated Financial Statements.

BACKLOG

At August 30, 1997, the Company had an order backlog of approximately $16 million. This compares with a backlog of approximately $29 million at September 17, 1996. The decrease in backlog is a result of decreased customer demand for products due to various market-driven factors and decreased manufacturing lead time. Order backlog is not necessarily indicative of future sales. Order backlog consists of purchase orders received for products with a specified shipment date, although shipment dates are subject to change due to design modifications or other customer requirements. All orders in backlog are expected to be filled within the current fiscal year.

RESEARCH, DEVELOPMENT, AND ENGINEERING

The Company's research, development, and engineering expenses were $5.2, $6.0 and $6.1 million in 1997, 1996 and 1995. Research, development and engineering expenses as a percentage of sales were 2.8 percent, 3.0 percent and 3.0 percent in 1997, 1996 and 1995.

As a key strategy the Company plans continued emphasis on research, development, and engineering in the future.

COMPETITION

The Company believes that its principal competitors in the full travel keyboard market are Alps Electric, BTC, Fujitsu, Chicony, Siletek, Maxiswitch (a subsidiary of Siletek/Liteon), Mitsumi, NMB (formerly Hi Tek) and Se-Jin.

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

EMPLOYEES

As of August 30, 1997, the Company had approximately 2,434 employees. Management considers its employee relations to be excellent. None of the Company's U.S. employees are represented by a union; however about half of the Company's employees in Dundalk, Ireland are represented by the ATGWU (Amalgamated Transport and General Workers Union). The Company has never experienced any material interruption of production due to labor disputes.

The Company's employee benefit program includes a bonus program involving periodic payments to all employees based on quarterly before-tax income. The Company maintains a tax-qualified profit sharing plan, a 401(k) plan which provides a matching company contribution on a portion of the employees contribution and also provides group health, life, and disability insurance plans. The Company also offers an Executive Stock Appreciation Rights Plan, Executive Stock Option Plan, and an Employee Stock Ownership Plan to certain individuals.

ITEM 2.  PROPERTIES

The Company owns its principal research and administration facility, which is located in Spokane, Washington. The Company also owns a 155,000 sq. ft. assembly and molding facility in Juarez, Mexico in addition to a 60,000 sq. ft. manufacturing and assembly facility in Las Cruces, New Mexico and a Sales, Marketing and Product distribution facility in Ireland. The Company leases two manufacturing facilities in the Spokane Industrial Park which total 216,000 sq. ft. and an 80,000 sq. ft. warehouse in El Paso, Texas. The Spokane Industrial Park leases expire on January 31, 2000 and November 30, 2002, and the El Paso lease expires on July 31, 2002. In the fourth fiscal quarter of 1996, the Company began restructuring it's manufacturing and assembly facility in Ireland into a Sales, Marketing, and Product distribution facility. This action was completed in the first fiscal quarter of 1997. In 1994 the Company closed its assembly facility in Cheney, Washington. In September of 1997, the Company signed a five year operating lease with a local company for this property. The lease terms include an option to buy the property upon notice at any time during the course of the lease. The Company considers its properties in good condition, well maintained and generally suitable for operations. The Company considers the productive capacity of the rest of its operations sufficient to carry on the Company's business. The facilities in Juarez, Mexico; Las Cruces, New Mexico; and El Paso, Texas are a result of the acquisition of assets of Honeywell Inc.'s Keyboard Division. In fiscal 1997, the Company began an expansion project of its facility in Juarez, Mexico to provide more manufacturing lines and increase molding capacity. At the end of fiscal 1997, this project is near completion.

ITEM 3.  LEGAL PROCEEDINGS

The Company currently has ninety-three suits by computer keyboard users which are in State or Federal Courts in Connecticut, Illinois, New Jersey, New York, Pennsylvania and Texas. These suits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to their injuries. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries
(RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance, however the likelihood that punitive damages, if awarded, will be covered by insurance is remote. A total of fifty-three suits have been dismissed in California, Florida, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, Pennsylvania and Texas. Six of the fifty-three dismissed suits are on appeal, all in New York. The Company believes it has valid defenses and will vigorously defend these claims. These claims are in the early stages of discovery. Given the early stage of litigation, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, the range of reasonably possible losses in connection with these suits is not estimable at this time. Therefore, no provision has been made to cover any future costs for these cases. Management's position will change if warranted by facts and circumstances.

(Also see Note 9 to the Consolidated Financial Statements contained in the Company's 1997 Annual Report to Shareholders.)

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

Concentration of Major Customers. At present, the Company's customer base is highly concentrated, and there can be no assurance that its customer base will not become more concentrated. Three of the Company's OEM customers accounted for 34%, 7% and 11% individually, of net sales during fiscal 1997. In 1996, these same customers accounted for 34%, 17%, and 0% of the Company's net sales. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company's customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company's major customers or the reduction, delay or cancellation of orders from such customers could materially and adversely affect the Company's business, operating results and financial condition.

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

Litigation The Company currently is a party to 93 lawsuits brought by computer keyboard users in state and federal courts. These lawsuits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to the claimants' alleged injuries, generally referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). The Company believes it has valid defenses to these claims, and it will vigorously defend them. These lawsuits are in the early stages of discovery. At this time, management believes that it is not likely that the ultimate outcome of these lawsuits will have a material adverse effect on the Company's financial position. However, given the limited information currently available, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, management's position will change if warranted by facts and circumstances.

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

Dilution and Stock Price Volatility. As of June 28, 1997, there were outstanding options and warrants for the purchase of approximately 1,600,000 shares of common stock of the Company ("Common Stock"), of which options and warrants for approximately 940,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised.
The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders of Key Tronic Corporation (the "Company") was held on April 15, 1997 (adjourned to May 28, 1997) to consider and act on a proposal set forth in the Company's Proxy Statement dated March 5, 1997 (herein incorporated by reference to proxy statement filed March 5, 1997). The proposal was to approve and ratify a Restricted Stock Agreement between the Company and Hiller Key Tronic Partners L.P., ("HKT Partners") and to issue restricted shares of Company Stock in exchange for, and in cancellation of, an option owned by HKT Partners (see Item 14(C)(10)(o) in the Company's 10-K Report for the year ended July 4, 1992).

Approval and ratification of the Restricted Stock Agreement was achieved at the reconvened Special Meeting on May 28, 1997 with 73.38% of the outstanding shares voted. Voting results were as follows:


Number of Shares Outstanding:   8,540,434
For:                            5,764,225      67.49%
Against:                          433,779       5.08%
Abstentions:                       68,703       0.80%
Broker Non Votes:                       0
Withheld:                       2,273,727      26.62%

                                         PART II


ITEM 5:     MARKET FOR REGISTRANTS COMMON STOCK AND RELATED SHAREHOLDER MATTERS

SECURITIES

     Key Tronic Corporation's common stock is traded in the over-the-counter market and is listed on the NASDAQ National Market System under the symbol KTCC. Quarterly high and low sales prices for Key Tronic common stock for fiscal years 1997 and 1996 were as follows:

                                     1997                      1996
                                 High       Low         High        Low
------------------------------------------------------------------------
First Quarter                   $8.375    $6.375       $17.922    $13.875
Second Quarter                   9.000     7.000        13.875      7.750
Third Quarter                    7.750     3.750         9.000      5.375
Fourth Quarter                   6.625     4.500         9.125      6.000

     As of September 3, 1997 the Company had 1,527 shareholders of record. The Company's current line of credit agreement contains a covenant which prohibits the declaration or payment of dividends (see Note 5 to Consolidated Financial Statements). The Company has never paid a cash dividend and does not anticipate payment of dividends on its Common Stock in the foreseeable future.


ITEM 6:     SELECTED FINANCIAL DATA


                    KEY TRONIC TEN-YEAR FINANCIAL HIGHLIGHTS


(Dollars in millions, except share amounts)

                                    1997    1996    1995    1994    1993    1992    1991    1990    1989    1988

Net Sales                         $184.9  $201.0  $207.5  $159.4  $123.3  $124.0  $141.0  $140.2  $145.9  $136.0


Operating Income (loss)              1.9     0.2     9.8    (8.3)    3.7    (7.7)   (7.5)    0.5     2.9   (14.1)


Net Income (loss)                    0.3    (1.8)    4.4    (1.1)    3.8    (7.5)   (7.7)    1.5     3.1   (11.0)


Earnings (loss) per share           0.03   (0.22)    .43   (0.13)   0.42   (0.96)  (1.00)   0.18    0.37   (1.28)


Depreciation/amortization            8.9    10.0     8.9     8.6     6.3     6.9     5.4     6.5     8.6     8.4


Total Assets                       100.2    93.5   115.1   101.9    61.8    62.2    68.6    75.4    80.8    78.2


Net working capital                 38.5    28.0    37.7    28.5    20.0    17.2    19.7    33.9    38.0    31.4

Long-term Debt (net of current)     27.0    17.3    28.5    26.6     0.8     0.8     0.1     0.0     1.1     2.6


Shareholders' equity                49.8    49.5    51.3    44.5    43.4    40.5    46.4    54.9    56.7    53.4


Book value/share                    5.18    5.80    6.06    5.38    5.54    5.21    6.00    7.09    6.79    6.33


Cash dividends per share               0       0       0       0       0       0       0       0       0       0


Number of shares outstanding
at year-end (thousands)            9,611   8,534   8,456   8,271   7,837   7,757   7,736   7,736   8,356   8,429


Number of employees
(year-end)                         2,429   2,824   2,925   2,163   1,204   1,618   2,241   2,127   2,351   2,021



ITEM 7:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1997: Sales for fiscal 1997 gradually increased for the first three quarters of the year. Fourth quarter sales dropped significantly from the third quarter due to decreased customer requirements; however, the Company was able to maintain profitability for all four quarters of the year. Although the Company won several new programs in fiscal 1997, shipments in volume with associated revenues are not expected to commence until the last half of fiscal 1998.

Annual unit sales increased by 9.1% compared to fiscal 1996, but the average selling price (ASP) decreased by 18.3% from the prior year. These statistics present very clearly the challenges facing the Company. Although unit sales continue to increase each year, market pressures command lower and lower prices. Since the Company's niche in the marketplace depends on its ability to satisfy customer requirements, there is a continuing emphasis on cost control as new and improved keyboard models are designed. The Company's facility in Juarez, Mexico has proven to be a tremendous asset in this continuing struggle, and it was expanded during the fiscal year to better enable it to meet increased production demands. Further restructuring of the facility in Dundalk, Ireland became necessary in fiscal 1997 and a charge of $1.1 million was recorded for anticipated costs associated with this continued downsizing.

The Company's gross profit percentage increased .8% to 14.2% compared to fiscal 1996.

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

Concentration of Major Customers At present, the Company's customer base is highly concentrated, and there can be no assurance that its customer base will not become more concentrated. Three of the Company's OEM customers accounted for 34%, 7% and 11% individually, of net sales during fiscal 1997. In 1996, these same customers accounted for 34%, 17%, and 0% of the Company's net sales. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company's customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company's major customers or the reduction, delay or cancellation of orders from such customers could materially and adversely affect the Company's business, operating results and financial condition.

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

Litigation The Company currently is a party to ninety-three lawsuits brought by computer keyboard users in state and federal courts. These lawsuits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to the claimants' alleged injuries, generally referred to as repetitive stress injuries
(RSI) or cumulative trauma disorders (CTD). The Company believes it has valid defenses to these claims, and it will vigorously defend them. These lawsuits are in the early stages of discovery. At this time, management believes that it is not likely that the ultimate outcome of these lawsuits will have a material adverse effect on the Company's financial position. However, given the limited information currently available, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, management's position will change if warranted by facts and circumstances.

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

Dilution and Stock Price Volatility As of June 28, 1997, there were outstanding options and warrants for the purchase of approximately 1,600,000 shares of common stock of the Company ("Common Stock"), of which options and warrants for approximately 940,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

NET SALES

Net sales in 1997 were $184.9 million compared to $201.0 million and $207.5 million in 1996 and 1995, respectively. This represents decreases of 8.0% and 3.1% in 1997 and 1996, respectively. The average unit selling prices of the Company's keyboard products declined by 18.3% in 1997 compared to 11.6% in 1996. Offsetting these price declines were increases in unit volumes of 9.1 % and 3.5% in 1997 and 1996, respectively.

COST OF SALES

In 1997, cost of sales was 85.8% of sales compared to 86.6% in 1996 and 84.7% in 1995. The decrease in 1997 is due to the redeployment of production from the Company's Dundalk, Ireland plant to its lower cost facility in Juarez, Mexico as well as increased unit sales volume. The increase in 1996 is primarily due the decrease in average selling price outpacing cost reductions and a shift in product mix such that a greater quantity of lower margin products contributed to a larger portion of sales. The Company provides for warranty costs based on historical experience and anticipated product returns. The amounts charged to expense were $1,290,000, $1,121,000, and $1,001,000 in 1997, 1996, and 1995,
respectively. The Company provides for obsolete and nonsaleable inventories based on specific identification of inventory against current demand and recent usage. The amounts charged to expense were $1,953,000, $2,906,000, and $2,907,000 in 1997, 1996, and 1995, respectively.

RESEARCH, DEVELOPMENT AND ENGINEERING

The Company's research, development and engineering (RD&E) expenses were $5.2 million, $6.0 million, and $6.1 million, in 1997, 1996, and 1995, respectively. As a percent of sales, these expenses were 2.8%, 3.0%, and 3.0%, respectively. In 1997, 1996, and 1995 the Company focused most of its RD&E efforts on products for large Original Equipment Manufacturers. The quantity of projects on which the Company worked has remained fairly constant over the course of the three years. The decrease in fiscal 1997 is primarily the result of better design controls and increased cost recovery for services performed.

SELLING EXPENSES

Selling expenses were $8.2 million, $5.6 million, and $5.0 million, in 1997, 1996, and 1995, respectively. Selling expenses as a percent of revenue were 4.4%, 2.8%, and 2.4%, respectively. In fiscal 1997, the Company utilized the services of outside market research firms and consultants to evaluate the market viability of certain products currently in the planning stages and to advise the Company regarding the feasibility of a partnership with another company to increase sales in the Far East. Also, the transition of customer shipments from Ireland to Juarez generated additional freight charges which were absorbed by the selling departments. The remaining increase in selling costs was directly related to the Company's first full year of participation in the retail market. To promote greater sales activity, the Company increased its outside sales force and introduced an inside sales incentive program. These steps increased expenses for commissions, compensation, and travel. The retail marketplace requires frequent demo units which increases freight costs. The Company made its decision to actively participate in the retail market during fiscal 1996, and the start-up costs associated with that decision were absorbed last year.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $10.0 million, $12.5 million and $10.8 million, in 1997, 1996, and 1995, respectively. General and administrative costs as a percentage of sales were 5.4%, 6.2%, and 5.2%, in 1997, 1996, and 1995, respectively. The decrease in 1997 is partially due to $1,273,000 in eliminated costs resulting from the scaling down of European Operations at the end of fiscal year 1996. The balance of the decrease is primarily due to cost reductions in compensation of $404,000, business tax reductions of $203,000, depreciation reductions of $295,000, and hiring and moving cost reductions of $215,000. The increase in 1996 is partially due to $827,000 of recoveries and reversals (discussed below) recorded in 1995 not recurring in 1996. The balance of the increase is primarily due to an increase of $267,000 in foreign exchange transaction losses, $480,000 of costs incurred to scale down European Operations, an increase of $149,000 in hiring and moving costs, and $101,000 of increased insurance costs. G&A expenses in 1995 include recoveries of previously written off accounts receivable totaling $310,000 and the reversal of certain litigation reserves in the amount of $517,000. The Company provides for doubtful accounts primarily based on specific identification. The amounts charged to expense were $10,000, $87,000, and $361,000, in 1997, 1996 and 1995, respectively.

INTEREST EXPENSE AND OTHER

The Company had interest expense of $2,328,000, $3,047,000, and $3,486,000, in 1997, 1996 and 1995, respectively. The decrease in 1997 is partially due to a lower interest rate obtained when the Company refinanced its debt in December 1996 (see Note 5 to the June 28, 1997 Consolidated Financial Statements). The balance of the 1997 decrease is due primarily to a lower amount of interest bearing debt outstanding for a longer period of time in 1997 than in 1996. The decrease in 1996 is due to a significant reduction in interest bearing debt when compared to 1995, partially offset by increases in interest rates over the year. The Company earned $139,000, $125,000, and $110,000 in 1997, 1996, and 1995,
respectively, from investing in short term securities and commercial paper. Interest income is included in Other (Income) Expense.

On June 26, 1997 and January 3, 1996 the Company reached settlements with its insurers for reimbursement of costs associated with the Colbert landfill (a Superfund site) in the amounts of $1,600,000 and $1,440,000, respectively.
These costs were incurred and paid in previous years. The reimbursements were recorded in Other (Income) Expense in 1997 and 1996, respectively. As a result of the restructuring of the Ireland subsidiary a significant amount of property, plant, and equipment was disposed of in the fourth fiscal quarter of 1996. This generated the recognition of $549,000 gain on liquidation of the currency translation account which was included in Other (Income) Expense in 1996.

INCOME TAXES

The Company had income tax expense of $862,000, $1,240,000, and $2,203,000 in 1997, 1996, and 1995, respectively. Income tax expense (benefit) on foreign operations represented $530,000, $(251,000), and $201,000 of the income tax expense in 1997, 1996, and 1995, respectively. The Company has tax loss carryforwards of approximately $27.2 million which expire in varying amounts in the years 2003 through 2011. In 1997 and 1996 losses on European Operations increased the Company's effective income tax rate since such losses are not deductible for U.S. income tax purposes. In 1997 the Company's effective tax rate differed from the statutory rate principally because of statutory taxes on Mexican Operations and the recapture of prior tax benefits on European Operations. In 1996 the income tax provision primarily resulted from net income from domestic operations and has been reported net of any tax benefit from foreign operations. In 1995 the Company's effective tax rate differed from the statutory rate principally because of lower tax rates on foreign earnings.

The Company accounts for income taxes in accordance with "Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes" (SFAS 109) (see Note 7 to the June 28, 1997 Consolidated Financial Statements). Pursuant to SFAS 109 the Company has recorded a deferred tax asset. The balance of the deferred tax asset on June 28, 1997 was $5,301,000, which was net of a valuation allowance of $8,609,000.

INTERNATIONAL (MEXICO, EUROPE, ASIA)

The Company owns an assembly and molding facility in Juarez, Mexico. This subsidiary, Key Tronic Juarez, SA de CV, is primarily used to support the Company's domestic and European operations.

Key Tronic Europe, Ltd. (KTEL), the Company's facility in Dundalk, Ireland, has undergone restructuring in the last two fiscal years. The keyboards previously manufactured in Ireland to support the European market are now assembled at the Juarez, Mexico facility. This decision was made as a cost-saving measure in fiscal 1996. The Company plans to maintain Key Tronic Europe as an active entity supporting the European community primarily as a sales and distribution facility.

The Company's subsidiary in Taiwan, Key Tronic Taiwan Corporation, has been inactive since the end of 1992.

Foreign sales from worldwide operations, including domestic exports, were $78.2 million in 1997 compared to $87.0 and $83.2 million in 1996 and 1995, respectively. Foreign sales were 42.3% of net sales in 1997 compared to 43.3% and 40.1% in 1996 and 1995, respectively. Sales from KTEL represented 13.1% of consolidated sales to unaffiliated customers in 1997, compared to 20.4% in 1996 and 18.3% in 1995, respectively (see Note 11 to the June 28, 1997 Consolidated Financial Statements).

CAPITAL RESOURCES AND LIQUIDITY

The Company generated cash flow from operating activities of $.7 million, $19.1 million, and $3.2 million in 1997, 1996, and 1995, respectively. Capital expenditures were $9.6 million, $7.1 million, and $7.7 million in 1997, 1996, and 1995, respectively. The Company's cash position increased by $.2 million in 1997 compared to decreases of $1.9 million and $.5 million in 1996 and 1995, respectively. Cash generated from financing activities allowed the payment of $18.0 million in long-term debt to its previous financing company and the purchase of $9.6 million in property and equipment. This purchase was partially offset by proceeds from the sale of property and equipment of $1.1 million. The Company had working capital of $38.5 million and $28.0 million at June 28, 1997 and June 29, 1996. The increase in working capital was due primarily to higher trade and miscellaneous receivables. The increase in trade receivables is explained below. Miscellaneous receivables, included in other current assets, increased a substantial amount in fiscal 1997 as compared to fiscal 1996 primarily as a result of prepaid costs associated with customer tooling projects that are rebillable and receivable from customers as the projects develop.

Trade receivables were $27.0 million at June 28, 1997, an increase of $3.6 million from 1996. Trade receivables increased primarily because of higher sales in period 12 of fiscal 1997 compared to period 12 of fiscal 1996 and increased days sales outstanding (DSO's) in the current year. Inventories were $21.5 million and $22.0 million at June 28, 1997 and June 29, 1996. The decrease in inventory is a result of the sales increase in the final period of 1997 as compared to 1996.

On December 31, 1996, the Company entered into a secured financing agreement with General Electric Capital Corporation (GECC). The agreement contains financial covenants that relate to maximum capital expenditures, minimum debt service coverage, minimum earnings before interest expense, income tax, depreciation, and amortization, and maximum leverage percentages. In addition to these financial covenants, the financing agreement restricts investments, disposition of assets, and payment of dividends. At June 28, 1997, the Company was in compliance with all debt covenants.

This financing agreement replaced a secured financing agreement with the CIT Group/Business Credit, Inc. (CIT), which was entered into on October 24, 1994. The CIT agreement contained covenants that related to minimum net worth, minimum working capital, income statement, and balance sheet ratios, and it also restricted investments, disposition of assets, and payment of dividends. As of June 29, 1996, the Company was in compliance with all debt covenants and restrictions under this agreement.

The Company anticipates that capital expenditures of approximately $11.4 million will be required during the next fiscal year. Capital expenditures are expected to be financed through cash balances, cash flow from operating activities, and operating leases.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEPENDENT AUDITORS'
REPORT

To the Shareholders and Board of Directors of Key Tronic Corporation.

We have audited the consolidated balance sheets of Key Tronic Corporation (the Company) and subsidiaries as of June 28, 1997 and June 29, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended June 28, 1997, June 29, 1996, and July 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Key Tronic Corporation and subsidiaries at June 28, 1997 and June 29, 1996, and the results of their operations and their cash flows for the years ended June 28, 1997, June 29, 1996, and July 1, 1995, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Seattle, Washington
August 8, 1997


CONSOLIDATED BALANCE SHEETS


(In thousands)                                                   JUNE 28,     JUNE 29,
--------------------------------------------------------------------------------------
                                                                   1997          1996
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                    $  2,812      $  2,569
   Trade receivables, less allowance for doubtful
      accounts of $905 and $932                                   26,989        23,358
   Inventories                                                    21,481        21,966
   Real estate held for sale                                       2,243         2,243
   Deferred income tax asset, net                                  1,444         1,295
   Other                                                           6,876         3,322
--------------------------------------------------------------------------------------
      Total current assets                                        61,845        54,753
-------------------------------------------------------------------------------------

PROPERTY, PLANT, AND EQUIPMENT-AT COST                            97,155        94,609
   Less accumulated depreciation                                  65,135        63,264
--------------------------------------------------------------------------------------
      Total property, plant, and equipment                        32,020        31,345
--------------------------------------------------------------------------------------

OTHER ASSETS:
   Deferred income tax asset, net                                  3,857         4,211
  Other, (net of accumulated amortization of $81 and $734)         1,030         1,692
  Goodwill (net of accumulated amortization of $383 and $255)      1,403         1,531
--------------------------------------------------------------------------------------
                                                                $100,155      $ 93,532
======================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term obligations                      $ 1,379       $ 2,265
   Accounts payable                                               14,319        15,577
   Accrued compensation and vacation                               3,033         2,936
   Accrued taxes other than income taxes                           1,142         1,125
   Interest payable                                                  166           253
   Other                                                           3,289         4,577
--------------------------------------------------------------------------------------
      Total current liabilities                                   23,328        26,733
--------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
   Long-term obligations, less current portion                    27,010        17,323
--------------------------------------------------------------------------------------
      Total long-term liabilities                                 27,010        17,323
--------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 5,6, and 9)
SHAREHOLDERS' EQUITY
   Common stock, no par value, authorized 25,000 shares; issued
     and outstanding 9,611 and 8,534 shares                       38,165        38,142
   Retained earnings                                              11,228        10,906
   Foreign currency translation adjustment                           424           428
--------------------------------------------------------------------------------------
      Total shareholders' equity                                  49,817        49,476
--------------------------------------------------------------------------------------
                                                                $100,155       $93,532
======================================================================================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Years Ended

(In thousands, except per share amounts)                  JUNE 28,   June 29,  July 1,
---------------------------------------------------------------------------------------
                                                            1997       1996      1995

NET SALES                                                 $184,927   $201,038  $207,456
Cost of sales                                              158,617    174,052   175,709
---------------------------------------------------------------------------------------
GROSS PROFIT ON SALES                                       26,310     26,986    31,747

OPERATING EXPENSES:
Research, development and engineering                        5,164      5,997     6,131
Selling                                                      8,216      5,597     5,042
General and administrative                                   9,965     12,543    10,772
Provision for restructuring                                  1,108      2,669         -
---------------------------------------------------------------------------------------
OPERATING INCOME                                             1,857        180     9,802
INTEREST EXPENSE                                             2,328      3,047     3,486
OTHER INCOME                                                (1,901)    (2,272)     (308)
---------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM     1,430       (595)    6,624
INCOME TAX PROVISION                                           862      1,240     2,203
---------------------------------------------------------------------------------------
Income (loss) before extraordinary item                        568     (1,835)    4,421
Extraordinary item: extinguishment of debt, net of
applicable income taxes of $127                                246          -         -
---------------------------------------------------------------------------------------
NET INCOME (LOSS)                                          $   322   $ (1,835)  $ 4,421
                                                           =======   ========   ========
EARNINGS (LOSS) PER SHARE:
Before extraordinary item                                  $   .06   $   (.22)  $    .45
                                                           =======   ========   ========
Extraordinary item: extinguishment of debt                 $  (.03)  $      -   $      -
                                                           =======   ========   ========
Primary earnings (loss) per common share                   $   .03   $   (.22)  $    .45
                                                           =======   ========   ========
Fully diluted earnings per common share                    $   .03   $      -   $    .43
                                                           =======   ========   ========
Primary shares outstanding                                   9,525      8,522      9,853
                                                           =======   ========   ========
Fully diluted shares outstanding                             9,525   $      -     10,339
                                                           =======   ========   ========


See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                            Foreign
                                                                            Currency
                                            Common   Stock      Retained   Translation
(In thousands)                             Shares    Amount     Earnings    Adjustment  Total

BALANCES, JULY 2, 1994                      8,271    $36,251     $ 8,320      $(59)   $44,512

Net Income - 1995                                                  4,421                4,421
Issuance of stock under stock options         185      1,233                            1,233
Foreign currency translation adjustment                                      1,100      1,100

BALANCES, JULY 1, 1995                      8,456    $37,484     $12,741    $1,041    $51,266

Net Loss - 1996                                                   (1,835)              (1,835)
Issuance of stock under stock options          78        658                              658
Foreign currency translation adjustment                                       (613)      (613)

BALANCES, JUNE 29, 1996                     8,534    $38,142     $10,906    $  428    $49,476

  Net Income - 1997                                                  322                  322
Issuance of restricted stock                1,070          -                                -
Issuance of stock under stock options           7         23                               23
Foreign currency translation adjustment                                         (4)        (4)

BALANCES, JUNE 28, 1997                     9,611    $38,165     $11,228    $  424    $49,817

See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Years Ended
(In thousands)                                          JUNE 28,   June 29    July 1,
-------------------------------------------------------------------------------------
                                                           1997       1996      1995
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                     $   322    $(1,835)   $4,421

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES:
  Depreciation and amortization                           8,903      9,974     8,877
  Provision for restructuring of business line            1,108      2,669         -
  Provision for obsolete inventory                        1,953      2,906     2,907
  Provision for doubtful receivables                         10         87       361
  Provision for litigation                                    -          -      (517)
  Provision for warranty                                  1,290      1,121     1,001
  (Gain) or loss on disposal of assets                     (267)      (181)      (43)
   Deferred income tax asset                                205      1,294     1,950
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Trade receivables                                        (3,641)    10,519    (8,890)
Inventories                                                (368)       (39)   (8,003)
Other assets                                             (3,860)     1,809    (2,164)
Accounts payable                                         (1,258)    (6,073)    4,491
Employee compensation and accrued vacation                   97     (1,216)    1,223
   Other liabilities                                     (3,756)    (1,921)   (2,409)
-------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                       738     19,114     3,205
------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                       (9,635)    (7,060)   (7,652)
Proceeds from sale of property and equipment              1,131        358       203
------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                        (8,504)    (6,702)   (7,449)
-------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs                                 (811)       (22)   (1,245)
Proceeds from issuance of common stock                       23        681     1,233
Proceeds from long-term obligations                      26,845          -    28,595
   Payments on long-term obligations                    (18,044)   (14,344)  (25,980)
-------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           8,013    (13,685)    2,603
------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (4)      (613)    1,100
------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            243     (1,886)     (541)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              2,569      4,455     4,996
------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                 $  2,812    $ 2,569   $ 4,455
====================================================================================

See notes to consolidated financial statements


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

USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the provisions for bad debts, inventory, valuation allowance on deferred tax assets, litigation, warranty and barter credits. Actual results could differ from those estimates.

CASH EQUIVALENTS
     The Company considers investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates fair value.

INVENTORIES
     Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out (FIFO) method. The reserve to adjust inventory to market value for obsolete and nonsaleable inventories was approximately $2,938,000 and $4,322,000 at June 28, 1997 and June 29, 1996,
respectively. The Company provides for obsolete and nonsaleable inventories based on specific identification of inventory against current demand and recent usage.

PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are carried at cost and depreciated using accelerated and straight-line methods over the expected useful lives. Constructed molds and dies are expensed as incurred if there is no future utility beyond one year. Capitalized molds and dies are depreciated over the expected useful lives of one to three years.

VALUATION OF LONG-LIVED ASSETS
     Effective March 31, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews assets for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. Impaired assets are reported at the lower of cost or fair value. At June 28, 1997, no assets had been written down.

GOODWILL
     Goodwill resulted from the acquisition of substantially all of the assets and liabilities of Honeywell, Inc.' s Keyboard Division on July 30, 1993. Goodwill is amortized on a straight-line basis over a period of fifteen years.

ACCRUED WARRANTY
     An accrual is made for expected warranty costs, with the related expense recognized in cost of goods sold. Management reviews the adequacy of this accrual quarterly based on historical analysis and anticipated product returns. Accrued warranty costs at June 28, 1997 and June 29, 1996 were $576,000 and $437,000, respectively.

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

SIGNIFICANT CUSTOMERS
     One customer accounted for approximately 34%, 34%, and 23% of net sales for the years ended June 28, 1997, June 29, 1996, and July 1, 1995, respectively. This customer accounted for approximately 33% and 28% of trade receivables at June 28, 1997 and June 29, 1996, respectively. Another customer accounted for approximately 7%, 17%, and 19% of net sales in 1997, 1996, and 1995, respectively. This customer accounted for approximately 11% and 7% of trade receivables at June 28, 1997 and June 29, 1996, respectively. A third customer, new to the Company in fiscal 1997, accounted for approximately 11% of net sales for the year ended June 28, 1997. This customer accounted for approximately 7% of trade receivables at June 28, 1997.

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

     During the fourth quarter of fiscal 1995 the Company determined that significant changes in the business of the Company's subsidiary in Ireland had occurred throughout the year such that the functional currency of the subsidiary had changed from the Irish punt to the U.S. dollar. Effective April 1, 1995 the Company changed the functional currency of this subsidiary to the U.S. dollar. Factors influencing this change include a) the origination point of major sales contracts switching to the U.S. b) a large increase in the percentage of materials received from the U.S. and c) a switch in the denomination of sales contracts from Irish punts to U.S. dollars. The impact of this change in accounting policy is such that subsequent to April 1, 1995, the Company will not incur translation adjustments relating to this subsidiary.

FINANCIAL INSTRUMENTS
     Effective July 2, 1995 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 107 "Disclosures About the Fair Value of Financial Instruments." The carrying values reflected in the balance sheet at June 28, 1997 and June 29, 1996, reasonably approximate the fair value of cash and cash equivalents. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is estimated to be $28.0 million and $20.0 million, respectively, which approximates the carrying value.

STOCK-BASED COMPENSATION
     Effective June 30, 1996 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-based Compensation," (SFAS 123). The Company has, however, elected to account for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees."

     SFAS 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 72 months; stock volatility, 56.6% in 1997 and 56.8% in 1996; risk free interest rates, 6.34% in 1997 and 6.45% in 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $1,072,000 ($.12 per share) in 1997 and $2,799,000 ($.33 per share) in 1996. However, the impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options. The weighted average fair values of options granted during fiscal years 1997 and 1996 is $3.39 and $8.15 per share, respectively.

NEW ACCOUNTING PRONOUNCEMENTS
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share (EPS) and will supersede APB Opinion 15.
The new standard modifies the calculation of earnings per share by replacing the computation of "Primary EPS" with "Basic EPS" which excludes the dilutive effect of common stock equivalents. Additionally, the standard replaces "Fully Diluted EPS" with "Diluted EPS." The calculation of common stock equivalents using the treasury stock method is modified under diluted EPS to always utilize an average share price during the period as compared to the APB Opinion 15 method which utilizes the higher of average or ending stock price. The standard becomes effective for financial statements for both interim and annual periods ending after December 15, 1997. Early application is not permitted; however, an entity is permitted to disclose pro forma EPS computed using this standard in periods prior to required adoption. Based on this new standard, earnings per share for the years ending June 28, 1997, June 29, 1996, and July 1, 1995 would be as follows:

Pro forma earnings per share under FAS 128:

                                  June 28,    June 29,    July 1,
                                      1997        1996       1995
      Basic                           .04        (.22)       .53
      Diluted                         .03           -        .45

     SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", were also recently issued and are effective for the Company's year ending June 27, 1998. The Company is currently evaluating the effects of these Standards; however, management believes the impact of adoption will not be material to the financial statements, taken as a whole.

RECLASSIFICATION
     Certain amounts have been reclassified for 1996 and 1995 to be consistent with the presentation of 1997 amounts.

FISCAL YEAR
     The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 1997, 1996, and 1995 ended on June 28, 1997, June 29, 1996, and July 1, 1995, respectively. Fiscal year 1998 will end on June 27, 1998.

2.   INVENTORIES

            Components of inventories were as follows:  June 28, June 29,

                                                     1997          1996
            -----------------------------------------------------------
                                                      (in thousands)

            Finished goods                        $ 9,119       $ 5,381
            Work-in-process                         2,053         3,640
            Raw materials                          13,247        17,267
            Reserve for obsolescence               (2,938)       (4,322)
            ----------------------------------------------------------
                                                  $21,481       $21,966
            ===========================================================

     Cost of goods sold includes charges of $2.0 million, $2.9 million, and $2.9 million resulting from reduction of inventories to estimated realizable value in 1997, 1996, and 1995, respectively.

3.   PROPERTY, PLANT AND EQUIPMENT

     Equipment includes property leased under capital leases (see Note 6) of $181,000 and $500,000 at June 28, 1997 and at June 29, 1996. Related
accumulated amortization is $90,000 and $209,000, respectively.

                                                June 28,    June 29,
            Classification   Life (in years)      1997          1996
            ---------------------------------------------------------
                                                    (in thousands)
            Land                                $ 2,486       $ 2,486
            Buildings and improvements 3 to 30   14,618        14,186
            Equipment                  1 to 10   66,968        65,670
            Furniture and fixture      3 to 5    13,083        12,267
            ---------------------------------------------------------
                                                $97,155       $94,609
            =========================================================

4.   RELATED PARTY TRANSACTIONS
     (a) The Company has life insurance policies on the life of its founder/director with net death benefits totaling approximately $3,000,000. Of these, policies with death benefits totaling $750,000 have been designated to fund obligations of the Company to the founder/director's spouse in the event of his death and, accordingly, such obligations are not recorded in the financial statements. Net cash values of such policies are recorded in the amount of $256,000 and $285,000 in 1997 and 1996, respectively, and are included in other assets.

     (b) Hiller Investment Company (HIC), beneficially owned by Stanley Hiller, Jr., the Company's Chairman of the Board of Directors, incurs various overhead expenses, consulting services and travel expenses on behalf of the Company. The manner in which costs incurred by HIC are charged to the Company is through specific identification. The cost of these services, which was charged against General and Administrative Expense, amounted to approximately $186,000, $221,000, and $330,000 in 1997, 1996, and 1995, respectively. No amounts were owed to HIC as of June 28, 1997 and June 29, 1996.

     (c) Stanley Hiller Jr. and Thomas W. Cason (a Director) respectively have 66.73% and 8.46% equity interests in Hiller Key Tronic Partners, L.P. (HKT Partners), a Washington limited partnership. Other directors and officers collectively have a 8.05% equity interest in HKT Partners. HKT Partners hold 1,070,396 shares of restricted common stock of the Company (see Note 8).

5.    LONG-TERM OBLIGATIONS

      On December 31, 1996, the Company refinanced its debt with General Electric Capital Corporation (GECC). This secured financing agreement contains an $11 million term note and a revolving credit agreement for up to $30 million. This agreement replaced an $8.4 million note payable and a secured revolving credit agreement for up to $28 million to the CIT Group/Business Credit, Inc.
(CIT). The agreement is secured by the assets of the corporation. The agreement contains financial covenants that relate to maximum capital expenditures, minimum debt service coverage, minimum earnings before interest expense, income tax, depreciation, and amortization, and maximum leverage percentages. In addition to these financial covenants the financing agreement restricts investments, disposition of assets, and payment of dividends. At June 28, 1997 and June 29, 1996, the Company was in compliance with all debt covenants. The refinancing resulted in an extraordinary charge of $246,000 in fiscal year 1997, net of applicable income taxes of $127,000.

      The term note with GECC is payable in quarterly installments of principal, each in the amount of $250,000, commencing in March 1997 and ending in December 1997. Thereafter, the quarterly installment payments of principal will be $500,000 commencing in March 1998 and maturing in December 2002. If debt service coverage is greater than 1.4, this note bears interest at one and three-quarters percent (1.75%) in excess of the applicable London Interbank Offered Rate (LIBOR). If debt service coverage is less than or equal to 1.4, this note bears interest at two percent (2.00%) in excess of the applicable LIBOR rate.
At June 28, 1997, the applicable LIBOR rate was 5.6875%, and the applicable interest rate was 7.6875%.

      The revolving loan with GECC is renewable and covers an initial period of five years expiring on December 31, 2001. If debt service coverage is greater than 1.4, the applicable interest rate is one and one-half percent (1.50%) in excess of the applicable LIBOR rate. If debt service coverage is less than or equal to 1.4, the applicable interest rate is one and three-quarters percent (1.75%) in excess of the applicable LIBOR rate. At June 28, 1997, the applicable LIBOR rate was 5.6875%, and the applicable interest rate was 7.4375%. At June 28, 1997, there was $16.1 million borrowed on the revolving loan and approximately $2.5 million available for use under the revolving loan. The Company is required to pay fees on the unused revolving loan balance.

      Long-term obligations consist of:
                                              June 28,          June 29,
                                                 1997              1996
-----------------------------------------------------------------------
                                                     (in thousands)
Note payable                                   $10,750           $ 9,375
Revolving line                                  16,095             8,508
Litigation reserve (Note 9)                        900               900
Deferred compensation obligation                   618               618
Capital lease obligations (Note 6)                  26               187
------------------------------------------------------------------------
Total long-term obligations                     28,389            19,588
Less current portion                            (1,379)           (2,265)
------------------------------------------------------------------------
Long-term obligations, net of current portion  $27,010           $17,323



      The litigation reserve relates to an amount accrued for the Company's estimate of probable legal costs associated with the Mica Sanitary landfill (see
Note 9).

      The capital lease obligations have monthly repayment terms through January 1998, with fixed interest rates from 8.96% to 16.76% and are collateralized by equipment with a net book value approximately equal to amounts borrowed.

      At June 28, 1997, the Company was contingently liable for $370,000 in standby letters of credit, which reduces the amount of availability under the revolving line.

     The Company accounts for its postretirement benefits in accordance with the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106). Under SFAS 106, the Company has recorded a liability for certain compensation related agreements for two former employees. The liability was estimated based upon the present value of future cash payments as specified in the agreements. This cost of $155,000 in 1997, $116,000 in 1996 and $111,000 in 1995 was charged against
General and Administrative Expenses.

      Principal maturities of long-term obligations, excluding litigation reserve, at June 28, 1997 are:

         Fiscal Years Ending                        (in thousands)
         ---------------------------------------------------------
         1998                                              $ 1,379
         1999                                                2,105
         2000                                                2,105
         2001                                                2,105
         2002                                               18,200
         2003 and later                                      1,595
         ---------------------------------------------------------
         Total                                             $27,489

6.    LEASES

      The Company has capital and operating leases for certain equipment and production facilities which expire over periods from one to six years. Future minimum payments under capital leases and noncancelable operating leases with initial or remaining terms of one year or more at June 28, 1997, are summarized as follows:

                                               Capital   Operating
      Fiscal Years Ending (in thousands)        Leases      Leases
      ------------------------------------------------------------
      1998                                         $27      $1,480
      1999                                           -       1,393
      2000                                           -       1,193
      2001                                           -         695
      2002                                           -         237
      2003 and later                                 -          15
      ------------------------------------------------------------
      Total minimum lease payments                  27      $5,013

      Amount representing interest                   1
      ------------------------------------------------------------
      Present value of net minimum lease payments
      (all classified as current)                  $26
                                                   ===

      Rental expenses under operating leases were $1,892,000, $1,823,000, and $1,156,000 in 1997, 1996 and 1995, respectively.

7.   INCOME TAXES

      Income taxes consist of the following:

                                1997        1996        1995
                                ----------------------------

      Current income taxes:
         Federal                $ 68      $  (50)     $ (162)
         Foreign                 531        (144)        308
         State                    58         140         107
                              ------------------------------
                                $657      $  (54)     $  253
      Deferred income taxes:
         Federal                $225      $1,435      $2,062
         Foreign                  (1)       (106)       (108)
         State                   (19)        (35)         (4)
                              ------------------------------
                                $205      $1,294      $1,950
                                ----------------------------

      Total income taxes        $862      $1,240      $2,203
                                ============================

      The Company's effective tax rate differs from the federal tax rate as follows:

                                        Year Ended  Year Ended   Year Ended
                                          June 28,    June 29,      July 1,
                                              1997        1996         1995
---------------------------------------------------------------------------
                                                    (in thousands)
Federal income tax provision (benefit)
  at statutory rates                          $359       $(202)      $2,252
Effect of foreign loss (income)
  not subject to federal income tax            279       2,130         (181)
Permanent differences:
  Tax credits                                    -        (147)           -
  Life insurance premiums                       33          39           26
  Other                                       (339)       (329)         (95)
Foreign tax provision (benefit) at
  foreign statutory rate                        91      (2,169)         491
Adjustment for effect of beneficial tax rate on
  foreign manufacturing income (loss)          439       1,918         (290)
---------------------------------------------------------------------------
Income tax provision                          $862      $1,240       $2,203



In 1997 and 1996 foreign losses increase the Company's effective income tax rate since such losses are not deductible for U.S. income tax purposes. The domestic and foreign components of income (loss) before income taxes were:

                                        Year Ended   Year Ended  Year Ended
                                          June 28,     June 29,     July 1,
                                              1997         1996        1995
---------------------------------------------------------------------------
                                                  (in thousands)
Domestic                                    $  674      $3,356       $6,090
Foreign                                        756      (3,951)         534
---------------------------------------------------------------------------
Income (loss) before income taxes           $1,430      $ (595)      $6,624

Deferred income tax provision consists of the following for the year ended:

                                                    June 28,   June 29,
                                                        1997       1996
-----------------------------------------------------------------------
                                                       (in thousands)
Allowance for doubtful accounts                       $    9     $   24
Inventory                                                268       (189)
Accrued liabilities                                     (524)        34
Deferred compensation                                      -         13
Depreciation and amortization                           (585)    (1,342)
Net operating loss carryforward                        1,086      1,136
Tax credit carryovers                                    (22)      (198)
Other                                                    (27)      (142)
Change in valuation allowance                              -      1,958
-----------------------------------------------------------------------
Deferred income tax provision                         $  205     $1,294



Deferred income taxes result from temporary differences in the timing of recognition of revenue and expenses. Deferred income tax assets and liabilities consist of the following at:

                                                    June 28,   June 29,
                                                        1997       1996
-----------------------------------------------------------------------
                                                       (in thousands)
Allowance for doubtful accounts                       $  370     $  379
Inventory                                              1,623      1,891
Vacation accrual                                         385        341
Self insurance accrual                                   145         65
Litigation accrual                                         -         24
Warranty accrual                                         196        149
State deferred asset                                     162        143
Other                                                    704        327
-----------------------------------------------------------------------
Current deferred income tax assets                     3,585      3,319
Current portion of valuation allowance                (2,141)    (2,024)
-----------------------------------------------------------------------
Current deferred income tax assets net of
 valuation allowance                                   1,444      1,295
-----------------------------------------------------------------------
Litigation accrual                                       306        306
Deferred compensation                                    210        210
Depreciation and amortization                           (501)      (800)
Net operating loss carryforward                        9,525     10,318
Tax credit carryovers                                    666        644
Other                                                    119        118
-----------------------------------------------------------------------
Noncurrent deferred income tax assets                 10,325     10,796
Valuation allowance net of current portion            (6,468)    (6,585)
-----------------------------------------------------------------------
Noncurrent deferred income tax assets net
 of valuation allowance                              $ 3,857    $ 4,211



      At June 28, 1997 the Company had tax loss carryforwards of approximately $27.2 million, which expire in varying amounts in the years 2003 through 2011. Additionally, for federal income tax purposes, the Company has approximately $666,000 of general business credit carryforwards which expire in varying amounts in the years 2004 through 2010. Approximately $242,000 of the general business credit carryforwards have an indefinite carryforward period. Foreign income tax expense is calculated at the statutory rate of the foreign taxing jurisdiction.

Management has considered the relative impact of positive and negative evidence, including previous and forecasted revenues and profits/losses, existing contracts and sales backlogs, and other evidence, and believes that it is more likely than not that the Company will generate sufficient taxable income to allow the realization of the net deferred tax assets within the next three or four fiscal years.

8.   SHAREHOLDERS' EQUITY

      The Company has Executive Stock Option Plans and an Executive Stock Appreciation Rights Plan for certain key employees. Options under these plans vest over two to five years and become exercisable as they vest. Options under the plans become exercisable in full immediately prior to the occurrence of a "Change in Control" as defined in the plan documents. As of June 28, 1997, 2,781,870 shares have been reserved for issuance and 1,113,559 options were outstanding of which 482,356 shares were exercisable. There were no outstanding stock appreciation rights as of June 28, 1997. Compensation expense for options will be recorded if the exercise price of the option is less than the closing market price of the stock on the date of grant. There was no compensation expense incurred in conjunction with options in 1997, 1996 or 1995 as all options were granted at fair market value.

      The Company also has a Stock Option Plan for "Nonemployee Directors." Options under this plan vest over a three year period and are exercisable as they vest. As of June 28, 1997, 300,000 shares have been reserved for issuance and 140,000 options were outstanding of which 113,336 shares were exercisable.

      In fiscal year 1992 the shareholders ratified and approved an option agreement between the Company and HKT Partners (see Note 4), pursuant to which Hiller Partners received an option to purchase 2,396,923 shares of common stock at an exercise price of $4.50 per share, subject to adjustment under certain circumstances. These options were exchanged for 1,070,396 shares of restricted common stock and the options were canceled on February 28, 1997 pursuant to a Restricted Stock Agreement between the Company and HKT Partners.

Following is a summary of all plan activity:
                                                                      Weighted
                                                        Number         Average
                                       Price Range     Of Options Exercise Price
-----------------------------------------------------------------------------
Outstanding, July 2, 1994            $3.56 to $11.88   2,987,726        $5.22
-----------------------------------------------------------------------------
Granted during 1995                  $7.25 to $14.625    269,377        $9.10
Stock appreciation rights exercised    $4.50              (9,380)       $4.50
Options exercised                    $3.56 to $11.38    (184,956)       $7.04
Expired or canceled                  $4.50 to $11.13    (130,386)       $8.55
-----------------------------------------------------------------------------
Outstanding, July 1, 1995            $3.56 to $14.625  2,932,381        $5.32
-----------------------------------------------------------------------------
Granted during 1996                  $8.34 to $16.25     538,000       $13.49
Options exercised                    $3.56 to $10.12     (77,709)       $7.86
Expired or canceled                  $3.56 to $16.25     (68,144)       $7.92
-----------------------------------------------------------------------------
Outstanding, June 29, 1996           $3.56 to $16.25   3,324,528        $6.53
-----------------------------------------------------------------------------
Granted during 1997                  $5.50 to $ 7.13     477,800        $5.64
Options exercised                    $4.50 to $ 4.69      (6,400)       $4.51
Expired or canceled                  $4.50 to $16.25  (2,542,369)       $4.69
-----------------------------------------------------------------------------
Outstanding, June 28, 1997           $3.56 to $16.25   1,253,559        $9.93
-----------------------------------------------------------------------------

      Additional information regarding options outstanding as of June 28, 1997 is as follows:

                             Options Outstanding           Options Exercisable
                             -------------------           -------------------
                                Weighted Avg.
                                 Remaining       Weighted                     Weighted
     Range of          Number    Contractual   Avg. Exercise    Number     Avg. Exercise
   Exercise Prices   Outstanding  Life (yrs.)      Price      Exercisable       Price
----------------------------------------------------------------------------------------
 $  3.56-$ 5.34        3,640        3.3           $ 4.42         3,640        $ 4.42
 $  5.35-$ 8.01      506,919        9.3             6.08       129,219          7.37
 $  8.02-$12.02      378,000        7.6             9.80       280,333         10.03
 $ 12.03-$16.25      365,000        8.3            15.47       512,500         14.44
----------------------------------------------------------------------------------------
 $  3.56-$16.25    1,253,559        8.4           $ 9.93       925,692        $12.08


        Of the 3,324,528 options outstanding as of June 29, 1996, 2,671,236 were exercisable, and of the 2,932,381 options outstanding as of July 1, 1995, 2,577,544 were exercisable.

      The Company has two issues of stock warrants outstanding at June 28, 1997. The first outstanding stock warrant, dated July 30, 1993, entitles Honeywell, Inc. to purchase 300,000 shares of common stock at $14.00 per share. A second stock warrant, dated October 24, 1994, entitles CIT Group Credit, Inc. to purchase 45,000 shares of common stock at $12.60 per share. This grant was part of the loan agreement established between Key Tronic and CIT in October 1994. These warrants expire on July 30, 2000, and October 24, 1997, respectively.

      The Company's Variable Investment Plan is available to employees who have attained age 21. The plan has an Employer's Discretionary Contribution Trust, invested in the Company's stock, and an Employee Contribution Trust consisting of several investment alternatives. The Company contributes an amount equal to 100% of the employee's contribution on the first 2% of the employee's compensation and an additional 25% of the employee's contribution on the following 2% of the employee's compensation. Company contributions to the Trust were $454,899, $474,614, and $461,037 in 1997, 1996, and 1995, respectively. The
Company has an Employee Stock Ownership Plan. No contributions were made to the plan in 1997, 1996, or 1995. The investment in the Company's stock at June 28, 1997 by all employee trusts amounted to 344,443 shares.

9.    COMMITMENTS & CONTINGENCIES LITIGATION
     The Company used Mica Sanitary landfill, a public dump site operated by the County of Spokane, until early 1975. Mica landfill is a state lead National Priority List site ("NPL"). Mica landfill was placed on the NPL in 1985. In l988 the Washington Department of Ecology and Spokane County entered into a Consent Decree requiring the County to conduct a Remedial Investigation (RI) followed by appropriate Remedial Action (RA). The County's RI was completed by the County in September 1992. An interim remedial action plan was completed in late 1993 and instituted in mid 1994 to be followed by a 5-year performance monitoring program to be conducted by the County to determine if additional remedial measures are needed. The 5-year performance monitoring program commenced in the spring of 1995. The Company has not been named as a Potentially Liable Party ("PLP") under the State Toxic Control Act ("STCA") or as a Potentially Responsible Party ("PRP") under CERCLA, as amended ("CERCLA"). To date, test results have not shown the waste disposed of by the Company at Mica to be a source of pollution or contamination. Prior to 1989 certain third parties were designated PRPs and PLPs. The Company made a provision prior to the beginning of fiscal year 1992 based on information then currently available to it and the Company's prior experience in connection with another NPL landfill site where the Company disposed of a similar type of waste which it disposed of at Mica, for its estimate of probable legal costs to be associated with this matter. No provision has been made for probable liability for remedial action, because management does not believe a range of probable or reasonably possible costs is estimable at this time based upon the fact that the Company to date has not been named a PRP or PLP and the uncertainty as to what additional pollution or contamination will be disclosed over the course of the County's 5-year monitoring and testing program. At fiscal year end 1997, 1996 and 1995, respectively, the accrued balance for probable legal costs was $900,000. Management does not believe there to be any reasonably possible losses for legal costs beyond the existing accrual for probable losses which could be material to future financial position or results of operations. No provision has been made to cover any future costs to the Company of any remedial action or clean-up activities because those costs, if any, cannot be determined at this time.
Given the inherent uncertainty in environmental matters, limited information available with respect to any future remedial measures, uncertainty of the results of future monitoring tests, limited information as to the number of PRPs and PLPs , the uncertainty as to whether the Company will be designated a PRP or PLP with respect to the site and the complexity of the circumstances surrounding this matter, management's estimate is subject to and will change as facts and circumstances warrant. Based upon publicly available cost estimates of remediation and clean-up at the site and the contributions to date of designated PRPs and PLPs, management believes that insurance coverage is probable for any reasonably possible future remedial or clean-up costs to the Company.

     Pursuant to the Amended and Restated Purchase and Sale Agreement between Honeywell, Inc. and Key Tronic Corporation, dated as of July 30, 1993 (the "Agreement"), the Company assumed known and unknown product liabilities and unknown but potentially incurred environmental liabilities for a portion of any pre-existing claims against Honeywell, Inc. ("Honeywell") which are asserted two years after the closing date relating to environmental matters and five years after the closing date with respect to product liability matters associated with products manufactured by Honeywell prior to its ceasing manufacture of those products on the closing date of the Agreement. The Company has not made a provision for Honeywell environmental claims which may be discovered and asserted after the closing date or product liability claims which may be discovered and asserted in the future or product liability claims which may be asserted five or more years after the closing date, because management does not believe such potential liabilities are reasonably probable at this time. No environmental claims have been asserted as of the end of June 28, 1997. Given the inherent uncertainty in litigation, in environmental matters and in contract interpretation, the inherently limited information available with respect to unasserted claims and the complexity of the circumstances surrounding these matters, management's estimates are subject to and will change or be established as facts and circumstances warrant.

     The Company currently has ninety-three suits by computer keyboard users which are in State or Federal Courts in Connecticut, Illinois, New Jersey, New York, Pennsylvania and Texas. These suits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to their injuries. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance, however the likelihood that punitive damages, if awarded, will be covered by insurance is remote. A total of fifty-three have been dismissed in California, Florida, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, Pennsylvania and Texas. Six of the fifty-three dismissed suits are on appeal, all in New York. The Company believes it has valid defenses and will vigorously defend these claims. These claims are in the early stages of discovery. Given the early stage of litigation, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, the range of reasonably possible losses in connection with these suits is not estimable at this time. Therefore no provision has been made to cover any future costs. Management's position will change if warranted by facts and circumstances.

     The Company's total accrual for litigation related matters, including compensatory damages, and legal costs, was $.9 million, $1.0 million, and $1.6 million as of June 28, 1997, June 29, 1996, and July 1, 1995, respectively.

      Between 1975 and 1980, the Company deposited certain waste material at the Colbert area landfill. The area landfill was put on the National Priority List and the Company was named in suits brought upon by Colbert area landowners. The Company settled all suits with the landowners and contributed to remediation at the landfill. The Company subsequently filed suits against the insurance companies to recover legal costs associated therewith and for reimbursement of payments to landowners. Settlements have been reached with all of the insurers (see Note 10).

CAPITAL EXPENDITURES AND OTHER
      The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $750,000 at June 28, 1997.

      The subsidiary in Ireland received reimbursement grants from the Irish government for capital expenditures. Capital expenditures prior to 1996 were recorded net of reimbursement grants received or receivable. With reorganization of the subsidiary in Ireland, the grant agreement with the Irish government, under which a contingent liability for the reimbursement of the grants arose, was re-negotiated. All contingent grant liabilities were replaced with a short-term loan of $790,000 and a contingent liability of $1,777,000. Certain significant events such as closure of the Irish plant or the reduction of headcount levels could cause repayment of the contingent liability.

      As of June 28, 1997, $185,000 of the short-term loan remains payable, and the Company has made a provision for another $734,000 to be paid to the Irish Development Authority (IDA) due to further reduction of headcount at the Irish facility. This provision reduces the original $1,777,000 by the same amount leaving a contingent liability of $1,043,000 as of June 28, 1997.

      The Company currently plans to maintain the Irish plant as its sales, marketing, distribution, and engineering facility to service the European community.

CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the allowance for doubtful accounts receivable, the reserve for obsolete and nonsaleable inventories, valuation allowance on deferred tax assets, the recoverability of intangible assets, and warranty reserves. Actual results could differ from those estimates.

      The Company participates in a very dynamic high-technology industry and believes that a variety of factors could have a material adverse effect on the Company's future financial position or results of operations. Among these factors are: changes in overall demand for computer products, increased competition, litigation, risks associated with international operations, success of customers' programs, timing of new programs, new product introductions or technological advances by the Company and its competitors, and changes in pricing policies by the Company and its competitors.

      The Company distributes products primarily to Original Equipment Manufacturers (OEMs) and as a result maintains individually significant accounts receivable balances from various major OEMs. The Company evaluates the credit worthiness of its customers on an ongoing basis and may tighten credit terms on particular customers from time to time.

10. OTHER INCOME AND EXPENSE

      Other (income) expense consists of:

                                          Year Ended   Year Ended   Year Ended
                                             June 28,     June 29,     July 1,
                                                1997         1996         1995
-------------------------------------------------------------------------------
                                                      (in thousands)

Insurance recovery, net of legal costs       $(1,495)    $(1,417)      $   -
Gain on liquidation of currency
  translation account                              -        (549)          -
Other                                           (406)       (306)       (308)
-------------------------------------------------------------------------------
Total                                        $(1,901)    $(2,272)      $(308)
-------------------------------------------------------------------------------

11.   FOREIGN OPERATIONS

The Company currently operates in one business segment, the manufacture of input devices, primarily keyboards for computers, terminals and work stations.

Information concerning geographic areas for the years ended June 28, 1997, June 29, 1996 and July 1, 1995 is summarized in the following table.


                         Domestic     U.S.    Mexico     Ireland     Taiwan
(in thousands)            Exports Operations Operations Operations Operations Eliminations Consolidated

1997
Net Sales:
Unaffiliated customers    $54,048  $106,696   $     -     $24,183   $      -  $        -     $184,927
Affiliates                           17,335    13,980         967          -     (32,282)           -
-----------------------------------------------------------------------------------------------------
 Total                    $54,048  $124,031   $13,980     $25,150   $      -  $  (32,282)    $184,927
=====================================================================================================
Income (loss)  before
  income taxes                     $  1,666   $   585     $  (898)  $      -  $       77     $  1,430
=====================================================================================================

Identifiable assets                $ 99,023   $ 3,834     $13,631   $  2,802  $  (19,135)    $100,155
=====================================================================================================

1996
Net Sales:
 Unaffiliated customers   $45,942  $114,028   $     -     $41,068   $      -  $        -     $201,038
 Affiliates                     -    11,059     9,745       1,644          -     (22,448)           -
-----------------------------------------------------------------------------------------------------
  Total                   $45,942  $125,087   $ 9,745     $42,712   $      -  $  (22,448)    $201,038
=====================================================================================================
Income  (loss) before
 income taxes                      $  5,256   $   415     $(6,048)  $      -  $     (218)    $   (595)
=====================================================================================================
Identifiable assets                $ 84,606   $ 1,395     $17,305   $  2,812  $  (12,586)    $ 93,532
=====================================================================================================
1995
Net Sales:
 Unaffiliated customers   $45,122  $124,278   $     -     $38,056   $      -  $        -     $207,456
 Affiliates                     -     7,390     8,718       1,069          -     (17,177)           -
-----------------------------------------------------------------------------------------------------
  Total                   $45,122  $131,668    $8,718     $39,125   $      -  $  (17,177)    $207,456
=====================================================================================================
Income (loss) before
 income taxes                      $  6,090    $  (12)    $   485   $      -  $       61     $  6,624
=====================================================================================================
Identifiable assets                $ 98,270    $  851     $18,230   $  2,860  $   (5,125)    $115,086
=====================================================================================================

     Forty-nine percent of the Company's domestic exports for the year ended June 28, 1997 were sold to customers in Europe. Twenty-nine percent of domestic exports were sold to customers in the Far East. The remaining 22% of domestic exports were spread among customers in Mexico, South America, and Canada.

     For the year ended June 29, 1996, 42% of domestic exports were sold to customers in the Far East.

     For the year ended July 1, 1995, there were no customer countries or regions which were individually significant to total export sales for any of the Company's individual operations or for operations in the aggregate.

     Transfers to affiliates are made at prices which approximate market.

12. SUPPLEMENTAL CASH FLOW INFORMATION

                                            Year Ended      Year Ended     Year Ended
                                              June 28,        June 29,      July 1,
                                                  1997            1996         1995
-----------------------------------------------------------------------------------
                                                            (in thousands)
      Interest payments                         $2,414          $3,117         $4,803
      Income tax payments                          847             212              -
      Inventory exchanged for other assets           -           2,050              -

13. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                              Year Ended June 28, 1997
                                     First      Second       Third     Fourth
                                   Quarter     Quarter     Quarter    Quarter
-----------------------------------------------------------------------------
                                   (in thousands, except per share amounts)

Net sales                         $45,337     $47,102     $49,195    $43,292
Gross profit                        6,779       6,862       6,518      5,782
Income before income taxes
  and extraordinary item              302          59         442        627
Income before extraordinary item      302          59         266         39
Net income                            207          56          19         39
Earnings per share before
 extraordinary item                  0.02        0.01         0.03         -
Extraordinary item per share            -           -       (0.03)         -
Primary earnings per common share    0.02        0.01           -          -
Fully diluted earnings per
 common share                        0.02        0.01           -          -
Primary shares outstanding          9,422       9,610       9,446      9,614
Fully diluted shares outstanding    9,598       9,610       9,446      9,614
Common stock price range1
   High                             8.375       9.000       7.750      6.625
   Low                              6.375       7.000       3.750      4.500


1
  High and low stock prices are based on the daily closing price reported by the NASDAQ National Market System. These quotations represent prices between dealers without adjustment for markups, markdowns or commissions, and may not represent actual transactions.

The Company's common stock is quoted on the Nasdaq National Market system under the symbol "KTCC."

The Company has not paid any cash dividends on its Common Stock during the last two fiscal years. The Company currently intends to retain its earnings for its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's ability to pay dividends is limited by certain financial covenants in the Company's loan agreements.
As of June 28, 1997, there were approximately 1,545 common shareholders of record.

                                           Year Ended June 29, 1996
                                      First      Second       Third     Fourth
                                    Quarter     Quarter     Quarter    Quarter
------------------------------------------------------------------------------
                                       (in thousands, except per share amounts)

Net sales                           $60,550     $56,624     $41,217    $42,646
Gross profit                          8,925       8,043       4,390      5,628
Income (loss) before income taxes     2,532       1,064        (748)    (3,443)
Net income (loss)                     1,618         696        (966)    (3,183)
Primary earnings (loss) per
   common share                        0.16        0.07       (.011)     (0.37)
Fully diluted earnings per
   common share                        0.16        0.07           -          -
Weighted average shares outstanding       -           -       8,533      8,534
Primary shares outstanding           10,417       9,996           -          -
Fully diluted shares outstanding     10,417       9,996           -          -
Common stock price range1
  High                               17.922      13.875       9.000      9.125
  Low                                13.875       7.750       5.375      6.000


14.   RESTRUCTURING CHARGES


      For the year ended June 28, 1997, the Company made $1,108,000 in provisions during the fourth quarter for further restructuring of the Company's facility in Ireland, which serves as a distribution center for its European sales. This provision includes $734,000 for repayment of grants to the Irish Development Authority (IDA) and $374,000 for severance.

      For the year ended June 29, 1996, the Company made $2,669,000 in provisions for the restructuring of the facility in Ireland. This provision was made in connection with the redeployment of production from the Company's Dundalk, Ireland plant to other Company plants where lower costs could be attained. This provision included $1,879,000 for severance and $790,000 for repayment of grants to the Irish Development Authority (IDA). The severance amount was a negotiated settlement with the employees through the Irish labor court.

      The redeployment of production of the Company's Ireland plant resulted in a significant decrease in employment at the facility. This decrease in employment was an event which triggered the repayment of a portion of reimbursement grants received from the Irish government (see Note 9).

      The balance in the reserve for restructuring at June 28, 1997 is $1,365,000. This amount includes $967,000 provided for the restructuring of the Company's European Operations and $397,000 provided for Taiwanese liquidation taxes, which have not yet been paid, related to the fiscal 1992 closure of the Company's plant in Taiwan. The formal dissolution is pending governmental approval from Taiwan and is anticipated to occur in the second or third fiscal quarter of 1997.

     Reserve for Restructuring Obligations
     -----------------------------------------------------------------
                                                1997            1996

     Balance at beginning of year            $3,069,000     $  372,000
       Provision charged to income            1,108,000      2,669,000
       Amounts paid                           2,812,000              -
       Currency translation adjustment                -         28,000
     -----------------------------------------------------------------
     Balance at end of year                  $1,365,000     $3,069,000



ITEM 9:   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE NONE

                                  PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

STANLEY HILLER, JR - Director

Mr. Hiller, age 72, has been a director of the Company and Chairman of the Company's Executive Committee since February 1992. He served as Chief Executive Officer of the Company from February 1992 through August 1995 and has served as Chairman of the Board since September 1, 1995. Mr. Hiller is the Senior Partner of Hiller Investment Company and Managing Partner of the Hiller Group, a corporate management organization (the "Hiller Group"), and has served as Chairman of the Board, Chief Executive Officer or Senior Officer of numerous corporations over the last 50 years. Through the Hiller Group, which he founded in the late 1960s, he has brought together groups of executives who become actively involved in the direct management of companies, usually at the request of its managers, directors or shareholders. During the past 20 years, Mr. Hiller has concentrated his efforts in the area of restructuring troubled companies, including G.W. Murphy Industries (diversified manufacturing and services), Reed Tool Company (tool manufacturing), Baker International (Baker-Hughes) (oil field service), The Bekins Company (moving and storage) and York International (air conditioning manufacturing). Mr. Hiller also serves on the Board of Directors of The Boeing Company (Boeing).

WENDELL J. SATRE - Director

Mr. Satre, age 78, has been a director of the Company since 1988 and served as Chairman of the Board of Directors from July 1991 through August 1995.
Mr. Satre also served as a director from 1983 through 1986 and served as Acting President of the Company from August 1991 through February 1992. Mr. Satre is the retired Chairman of the Board and Chief Executive Officer of the Washington Water Power Company, a public utility headquartered in Spokane, Washington. Mr. Satre also serves on the Board of Directors of Consolidated Electronics, Inc., Output Technology Corporation, and The Coeur d'Alenes Company.


YACOV A. SHAMASH - Director

Dr. Shamash, age 47, has been a director of the Company since 1989. He has been the Dean of Engineering and Applied Sciences at the State University of New York campus at Stony Brook since 1992. Professor Shamash developed and directed the NSF Industry/University Cooperative Research Center for the Design of Analog/Digital Integrated Circuits from 1989 to 1992 and also served as Chairman of the Electrical and Computer Engineering Department at Washington State University from 1985 until 1992.

KENNETH F. HOLTBY - Director

Mr. Holtby, age 75, has been a director of the Company since March 1992. He served in various positions in engineering, technology, product development and program management for Boeing since 1947. He most recently served as Senior Vice President of Engineering and as a member of the Corporate Executive Counsel for Boeing until his retirement in 1987.

DALE F. PILZ - Director

Mr. Pilz, age 71, has been a director of the Company since April 1992. Mr. Pilz was Chief Executive Officer of Flowind Corporation from 1986 to 1990. He served as President of Omninet Corporation from 1985 to 1986. Prior to that, Mr. Pilz was Chief Executive Officer and President of GTE Sprint Communications from 1983 to 1985 and also served as Chief Executive Officer and President of GTE Spacenet Corporation from 1983 to 1985.

MICHAEL R. HALLMAN - Director

Mr. Hallman, age 52, has been a director of the Company since July 1992. Mr. Hallman served as Vice President, and later, President of Boeing Computer Services from March 1987 to February 1990. He served as President and Chief Operating Officer of Microsoft Corporation from March 1990 through March 1992. Mr. Hallman has been with The Hallman Group, a consulting organization, since April 1992. Mr. Hallman also serves on the Board of Directors of Intuit Inc., Infocus Systems, Amdahl Corporation, Network Appliance and Timeline, Inc.

CLARENCE W. SPANGLE - Director

Mr. Spangle, age 72, has been a director of the Company since July 1992. A former Chairman of Memorex and President of Honeywell Information Systems, Mr. Spangle has been an independent management consultant since 1985. Mr. Spangle also serves on the Board of Directors of Apertus Technologies, Inc.

WILLIAM E. TERRY - Director

Mr. Terry, age 64, has been a director of the Company since August 1992. Mr. Terry retired from Hewlett-Packard in December 1993 where he served in a number of executive positions during the past 35 years. Mr. Terry also serves on the Board of Directors of Altera Corporation.

ROBERT H. CANNON, JR. - Director

Mr. Cannon, age 73, has been a director since September 1992. Professor Cannon has been Charles Lee Powell Professor at the Department of Aeronautics and Astronautics, Stanford University since 1979. From 1979 to 1990 he was also Chairman of the Department. Previously, Professor Cannon served as Assistant Secretary of Transportation and as Chief Scientist of the United States Air Force. Professor Cannon has served on the General Motors Science Advisory Committee since 1975, serving as Chairman from 1980 to 1984. He also serves on the Board of Directors of Parker Hannifin Corporation.

THOMAS W. CASON - Director

Mr. Cason, age 54, served as President and Chief Operating Officer of the Company from 1994 to September 1995. Mr. Cason has been a director of the Company since February 1994. Mr. Cason has been President of Progressive Tractor & Implement Co., Inc., an agricultural equipment dealership, since 1991. He was Sr. Vice President and CFO of Baker Hughes Incorporated from July 1989 to December 1990. Mr. Cason was President and Chief Executive Officer of Milpark Drilling Fluids, a subsidiary of Baker Hughes Incorporated prior thereto. Mr. Cason also serves on the Board of Global Marine, Inc.

JACK W. OEHLKE - DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Mr. Oehlke, age 51, has been President and Chief Executive officer of the Company since June 1997. From October 1995, he served as Chief Operating Officer. Previously, he served as Senior Vice President of Operations from January 1995 to October 1995 and Vice President of Manufacturing Operations of the Company from December 1993 to January 1995. Mr. Oehlke served as Director of Operations, Director of Quality and in various management positions within manufacturing, engineering and quality functions of the Microswitch Division of Honeywell, Inc. from 1968 to 1993.

RONALD F. KLAWITTER EXECUTIVE VICE PRESIDENT OF ADMINISTRATION AND CHIEF FINANCIAL OFFICER

Mr. Klawitter, age 45, has been Executive Vice President of Administration, CFO, Treasurer and Secretary since July 1997. Previously he was Vice President of Finance, Secretary and Treasurer of the Company. He was Acting Secretary from November 1994 to October 1995. From 1987 to 1992, Mr. Klawitter was Vice President, Finance at Baker Hughes Tubular Service, a subsidiary of Baker Hughes, Inc.

CRAIG D. GATES - EXECUTIVE VICE PRESIDENT OF MARKETING, ENGINEERING, AND
SALES

Mr. Gates, age 38, has been Executive Vice President of Marketing, Engineering and Sales since July 1997. Previously he was Vice President and General Manager of New Business Development. He joined the Company as Vice President of Engineering in October of 1994. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana. From 1982 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:
Incorporated by reference to Key Tronic Corporation's 1995 Proxy Statement to Shareholders.

ITEMS 11, 12 AND 13: EXECUTIVE COMPENSATION; SECURITIES OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Additional information required by these Items is incorporated by reference to Key Tronic Corporation's 1997 Proxy Statement to Shareholders.

                                         PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS AND SCHEDULES

                                                                     Page in
                                                                    Form 10K

     FINANCIAL STATEMENTS
      Independent Auditors' Report                                     18-19
      Consolidated Balance Sheets, June 28, 1997
        and June 29, 1996                                              19-20

      Consolidated Statements of Operations for
        the years ending June 28, 1997, June 29, 1996,
         and July 1, 1995                                                 20

      Consolidated Statements of Shareholders' Equity
        for the years ending June 28, 1997, June 29, 1996,
        and July 1, 1995                                                  21

      Consolidated Statements of Cash Flows for the
        years ending June 28, 1997, June 29, 1996,
        July 1, 1995                                                   21-22

      Notes to Consolidated Financial Statements                       22-35


      SCHEDULES

      Independent Auditors Report on Financial
             Statement Schedule                                           41


      II. Consolidated Valuation and Qualifying Accounts                  42

Other schedules are omitted because of the absence of conditions under which they are required, or because required information is given in the financial statements or notes thereto.

(B)  REPORTS ON FORM 8-K

Form 8-K dated January 14, 1997 reporting the secured financing agreement with General Electric Capital Corporation (GECC).


                                                                     File
                                                                 No. 2-83898(i)
                                                                     Exhibit
                                                                       No.
(C)  EXHIBITS

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

(3)   (a)   Articles of Incorporation                                     3.1
      (b)   By-Laws, as amended                                          (iii)

(4)  Certain long-term debt is described in Note 5 to
     the Consolidated Financial Statements of the Company.
     The Company agrees to furnish to the Commission, upon
     request, copies of any instruments defining rights of
     holders of long-term debt described in Note 5.                      N/A

(10)  Material Contracts

      (a)   The Key Tronic Corporation Variable Investment
            Plan.                                                        (iii)

      (b)   Key Employee Stock Option Plan, as amended.                   10.3

      (c)   Executive Stock Option Plan.                                 (iii)

      (d)   Stock Bonus Plan (PAYSOP).                                   (iii)

      (e)   Directors and Officers Liability and Company
            Reimbursement Policies.                                       10.5

      (f)   Leases with Spokane Industrial Park, Inc.                     10.7

      (g)   Amended and Restated Employment Agreement with
            Lewis G. Zirkle.                                             (iii)

      (h)   Agreement Regarding Split Dollar Life Insurance
            Policies, as amended.                                         (iv)

      (i)   Executive SAR Stock Option Plan of Key Tronic
            Corporation                                                    (v)

      (j)   Key Tronic Corporation 1990 Stock Option Plan
            for Non-Employee Directors                                     (v)

      (k)   Employee Stock Ownership Plan                                 (vi)

      (l)   Registration Rights Agreement with Hiller
            Key Tronic Partners                                          (vii)

      (m)   Officer Severance Agreements                                 (vii)

      (n)   Purchase agreement with Honeywell, Inc.                     (viii)

      (o)   Officer Employment Agreement                                  (ix)

      (p)   Executive Stock Option Plan                                    (x)

      (q)   Secured Financing Agreement With The CIT Business Group, Inc  (xi)

      (r)   Secured Financing Agreement With General Electric Capital
            Corporation                                                  (xii)

(13) 1997 Annual Report to Shareholders (to the extent set forth in Parts I, II, and IV (a) of this report).

(i) Previous filing on Form S-1 is incorporated by reference, exhibit number indicated
(ii)      Incorporated by reference to report on Form 10-K for the year ended
          06/30/87
(iii)     Incorporated by reference to report on Form 10-K for the year ended
          06/30/86
(iv)      Incorporated by reference to report on Form 10-K for the year ended
          06/30/85
(v) Incorporated by reference, Key Tronic Corporation 1990 Proxy Statement, pages C-1-D3
(vi)      Incorporated by reference to report on Form 10-K for the year ended
          06/30/91
(vii)     Incorporated by reference to report on Form 10-K for the year ended
          07/04/92
(viii) Incorporated by reference to report on Form 8-K filed August 12, 1993.
(ix) Incorporated by reference, Key Tronic Corporation 1996 Proxy Statement, pages 10-11
(x) Incorporated by reference, Key Tronic Corporation 1995 Proxy Statement, pages 19-22
(xi) Incorporated by reference to report on Form 8-K filed October 24, 1994.
(xii) Incorporated by reference to report on Form 8-K filed January 14, 1997.

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

     7.   Key Tronic Juarez, SA de CV           8.   Key Tronic Far East Pte LTD
          100% Owned Subsidiary                      100% Owned Subsidiary
          Incorporated in Mexico                     Incorporated in Singapore


INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

Key Tronic Corporation

We have audited the consolidated financial statements of Key Tronic Corporation as of June 28, 1997 and June 29, 1996, and for each of the three years in the period ended June 28, 1997 and have issued our report thereon dated August 8, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Key Tronic Corporation, listed in Item 14(A). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Seattle, Washington
August 8, 1997





                                    PART IV

SCHEDULE II

                         KEY TRONIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                             FISCAL YEARS ENDED JUNE 28, 1997
                              JUNE 29, 1996 AND JULY 1, 1995

                                                     1997           1996            1995
Allowance for Obsolete Inventory

Balance at beginning of year
                                               $4,322,071     $3,512,085      $3,581,447
 Provision charged to income                    1,953,331      2,952,911       2,907,487
 Dispositions                                  (3,337,793)    (2,142,925)     (2,976,849)
                                               ----------     ----------      ----------

Balance at end of year                         $2,937,609     $4,322,071      $3,512,085
                                               ==========     ==========      ==========
Allowance for Doubtful Accounts
Balance at beginning of year                   $  932,237     $1,185,373      $1,538,517
Provision charged to income                            10              0         361,283
 Write-offs and reinstatements                    (27,108)      (253,136)       (714,427)
                                               ----------     ----------      ----------
Balance at end of year                         $  905,139     $  932,237      $1,195,373
                                               ==========     ==========      ==========
Reserve for Litigation

Balance at beginning of year                   $  969,143     $1,607,496      $2,426,375
Provision charged (credited) to income                  0              0               0
Cost incurred-net of recoveries                   (69,143)      (638,353)       (818,879)
                                               ----------     ----------      ----------
Balance at end of year                            900,000        969,143       1,607,496
Less long-term portion                            900,000        900,000         900,000
                                               ----------     ----------      ----------
Current portion                                        $0      $  69,143      $  707,496
                                               ==========     ==========      ==========
Accrued Warranty Costs

Balance at beginning of year                   $  437,207      $ 628,727      $  762,284
Provision charged to income                     1,290,236      1,120,979       1,001,276
 Costs incurred                                (1,151,242)    (1,312,499)     (1,134,833)
                                               ----------     ----------      ----------
Balance at end of year                         $  576,201     $  437,207      $  628,727
                                               ==========     ==========      ==========

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   September 23, 1997

                             KEY TRONIC CORPORATION


                                 By:  /s/ Jack W. Oehlke
                                 Jack W. Oehlke, Director,
                                 President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Jack W. Oehlke                                 September 23, 1997
Jack W. Oehlke                                            Date
(Director, President and
 Chief Executive Officer)

/s/ Ronald F. Klawitter                            September 23, 1997
Ronald F. Klawitter                                       Date
(Principal Financial Officer)

/s/ Keith D. Cripe                                 September 23, 1997
Keith D. Cripe                                            Date
(Principal Accounting Officer)

/s/ Stanley Hiller, Jr.                            September 23, 1997
Stanley Hiller, Jr.                                       Date
(Director)

/s/ Wendell J. Satre                               September 23, 1997
Wendell J. Satre                                          Date
(Director)


/s/ Yacov A. Shamash                               September 23, 1997
Yacov A. Shamash                                          Date
(Director)

                                        SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Dale F. Pilz                                   September 23, 1997
Dale F. Pilz                                              Date
(Director)

/s/ William E. Terry                               September 23, 1997
William E. Terry                                          Date
(Director)