Form 10-Q
period 1997-09-27
KEY TRONIC CORP
filed 1997-11-03
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 27, 1997                    Commission File Number
                                                              Number 0-11559

                             KEY TRONIC CORPORATION

Washington                                                     91-0849125
(State of Incorporation)                                    (I.R.S. Employer
                                                          Identification No.)


                             ---------------------

                              North 4424 Sullivan
                           Spokane, Washington 99216
                                 (509) 928-8000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes / X /  No    .

     At October 9, 1997, 9,630,830 shares of Common Stock, no par value (the only class of common stock), were outstanding.





                             KEY TRONIC CORPORATION

                                     Index

                                                                        Page No.
PART I.     FINANCIAL INFORMATION:

Item 1.     Financial Statements:

            Consolidated Balance Sheets - September 27, 1997
            (Unaudited)and June 28, 1997 (Audited)                           3-4

            Consolidated Statements of Income (Unaudited)
             First Quarters Ended September 27, 1997
             and September 28, 1996                                            5

            Consolidated Statements of Cash Flows (Unaudited)
             First Quarters Ended September 27, 1997
             and September 28, 1996                                            6

            Notes to Consolidated Financial Statements (Unaudited)          7-10

Item 2.     Management's Discussion and Analysis of the
             Financial Condition and Results of Operations                 11-16

PART II.    OTHER INFORMATION:

Item 1.     Legal Proceedings                                                 16

Item 4.     Submission of Matters to a Vote of Security Holders               16

Item 5.     Other Events                                                      16

Item 6.     Exhibits and Reports on Form 8-K                                  16

SIGNATURES                                                                    17

                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                     September 27,          June 28,
                                                              1997              1997
------------------------------------------------------------------------------------
                                                       (Unaudited)        (Audited)
                                                               (in thousands)

ASSETS

Current Assets:

Cash and cash equivalents                                  $ 1,855          $  2,812
Trade receivables, less allowance for doubtful
 accounts of $905 and $905                                  26,155            26,989
Inventories                                                 21,156            21,481
Real estate held for sale                                    2,243             2,243
Deferred income tax asset - current                          1,320             1,444
Customer tooling                                             4,584             3,016
Other                                                        1,950             3,860
                                                            ------            ------

      Total current assets                                  59,263            61,845
                                                            ------            ------


Property, Plant and Equipment - at cost                     99,463            97,155
 Less accumulated depreciation                              67,447            65,135
                                                            ------            ------

      Total property, plant and equipment                   32,016            32,020
                                                            ------            ------

Other Assets:

Deferred income tax asset, net                               4,081             3,857
Other, (net of accumulated amortization
      of $122 and $81)                                       1,048             1,030
Goodwill (net of accumulated amortization                    1,371             1,403
      of $415 and $383)                                     ------            ------
                                                           $97,779          $100,155
                                                           =======          ========

See accompanying notes to consolidated financial statements.


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (continued)


                                                     September 27,          June 28,
                                                              1997              1997
------------------------------------------------------------------------------------
                                                       (Unaudited)        (Audited)
                                                               (in thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of long-term obligations                   $ 1,615          $  1,379
Accounts payable                                            15,988            14,319
Accrued compensation and vacation                            2,921             3,033
Accrued taxes other than income taxes                        1,435             1,142
Interest payable                                               135               166
Other                                                        3,247             3,289
                                                            ------            ------

      Total current liabilities                             25,341            23,328
                                                            ------            ------

Long-term Obligations, less current portion                 22,514            27,010
                                                            ------            ------


Commitments and Contingencies (Note 2)

Shareholders' Equity:

Common stock, no par value, authorized
 25,000 shares; issued and outstanding
 9,611 and 9,611 shares                                     38,165            38,165
Retained earnings                                           11,371            11,228
Foreign currency translation adjustment                        388               424
                                                            ------            ------

      Total shareholders' equity                            49,924            49,817
                                                            ------            ------
                                                           $97,779          $100,155
                                                           =======          ========

See accompanying notes to consolidated financial statements.


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                                             First Quarter Ended
                                                     September 27,     September 28,
------------------------------------------------------------------------------------
                                            (in thousands, except per share amounts)

Net Sales                                                  $40,257           $45,337
Cost of sales (including warranty
 provision of $608 and $427)                                34,554            38,558
                                                            ------            ------
Gross Profit on Sales                                        5,703             6,779
Operating Expenses:
Research, development and engineering                          884             1,575
Selling                                                      1,973             1,750
General and administrative                                   2,095             2,530
                                                            ------            ------

Operating Income                                               751               924
                                                            ------            ------
Interest Expense                                               531               672
Other income                                                   (18)              (50)
                                                            ------            ------
Earnings before federal taxes on income                        238               302
                                                            ------            ------

Income Tax Provision                                            95                95
                                                            ------            ------


Net Income                                                    $143              $207
                                                           =======           =======

Earnings Per Share

Primary Earnings Per Common Share                            $0.01            $ 0.02
Fully Diluted Earnings Per Common Share                      $0.01            $ 0.02


Primary Shares Outstanding                                   9,611             9,422
Fully Diluted Shares Outstanding                             9,611             9,598


See accompanying notes to consolidated financial statements.


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            First Quarter Ended
                                                     September 27,     September 28,
                                                              1997              1996
------------------------------------------------------------------------------------
                                                               (in thousands)

Increase (decrease) in Cash and Cash Equivalents:
Cash Flows from Operating Activities:
 Net income                                                 $  143            $  207
Adjustments to Reconcile Net Income to
 Cash Provided by Operating Activities:
  Depreciation and amortization                              2,405             2,068
  Provision for obsolete inventory                             470               100
  Provision for doubtful receivables                             0                25
  Provision for warranty                                       608               427
  Gain on disposal of property and equipment                     0               (11)
  Deferred income tax asset                                   (100)              (105)
Changes in Operating Assets and Liabilities:
  Trade receivables                                            834            (4,901)
  Inventories                                                   25               151
  Other assets                                                 149              (174)
  Accounts payable                                           1,669               676
  Employee compensation and accrued vacation                  (112)               77
  Other liabilities                                           (388)           (2,154)
                                                            ------            ------
Cash provided (used) by operating activities                 5,703            (3,614)
                                                            ------            ------

Cash Flows from Investing Activities:
Proceeds from sale of property and equip.                        0                20
Purchase of property and equipment                          (2,328)           (1,984)
                                                            ------            ------
Cash used in investing activities                           (2,328)           (1,964)
                                                            ------            ------

Cash Flows from Financing Activities:
  Other financing fees                                         (36)              (50)
  Issuance of common stock                                       0                27
  Proceeds from long-term obligations                            0             5,036
  Payments on long-term obligations                         (4,260)                0
                                                            ------            ------
Cash used in financing activities                           (4,296)           (5,013)
                                                            ------            ------

Effect of exchange rate changes on cash                        (36)                8
                                                            ------            ------
Net decrease in cash and cash equivalents                     (957)             (557)

Cash and cash equivalents, beginning of year                 2,812             2,569
                                                            ------            ------
Cash and cash equivalents, end of quarter                   $1,855            $2,012
                                                            ======            ======

See accompanying notes to consolidated financial statements.

                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results of operations for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended June 28, 1997.
-------------------------------------------------------------------------------

1.  INVENTORIES


                                                     September 27,          June 28,
                                                              1997              1997
------------------------------------------------------------------------------------
                                                       (Unaudited)         (Audited)
                                                               (in thousands)


      Finished goods                                       $10,320            $9,119
      Work-in-process                                        1,914             2,053
      Raw materials and supplies                            10,757            13,247
      Reserve for obsolescence                              (1,835)           (2,938)
                                                            ------            ------
                                                           $21,156           $21,481
                                                           =======           =======


2.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

      The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $1,507,000 at September 27, 1997.

      In September of 1997, the Company signed a five year operating lease with a local company for real estate held for sale in Cheney, Washington. The lease terms include an option to buy the property upon notice at any time during the course of the lease.

LITIGATION

     The Company used Mica Sanitary landfill, a public dump site operated by the County of Spokane, until early 1975. Mica landfill is a state lead National Priority List site ("NPL"). Mica landfill was placed on the NPL in 1985. In l988 the Washington Department of Ecology and Spokane County entered into a Consent Decree requiring the County to conduct a Remedial Investigation (RI) followed by appropriate Remedial Action (RA). The County's RI was completed by the County in September 1992. An interim remedial action plan was completed in late 1993 and instituted in mid 1994 to be followed by a 5 year performance monitoring program to be conducted by the County to determine if additional remedial measures are needed. The 5 year performance monitoring program commenced in the Spring of 1995. The Company has not been named as a Potentially Liable Party ("PLP") under the State Toxic Control Act ("STCA") or as a Potentially Responsible Party ("PRP") under CERCLA, as amended ("CERCLA"). To date, test results have not shown the waste disposed of by the Company at Mica to be a source of pollution or contamination. Prior to 1989 certain third parties were designated PRPs and PLPs. The Company made a provision prior to the beginning of fiscal year 1992 based on information then currently available to it and the Company's prior experience in connection with another NPL landfill site where the Company disposed of a similar type of waste which it disposed of at Mica, for its estimate of probable legal costs to be associated with this matter. No provision has been made for probable liability for remedial action, because management does not believe a range of probable or reasonably possible costs is estimable at this time based upon the fact that the Company to date has not been named a PRP or PLP and the uncertainty as to what additional pollution or contamination will be disclosed over the course of the County's 5 year monitoring and testing program. At the end of the first fiscal quarter of 1998 and at fiscal year end 1997, 1996 and 1995, respectively, the accrued balance for probable legal costs was $900,000. Management does not believe there to be any reasonably possible losses for legal costs beyond the existing accrual for probable losses which could be material to future financial position or results of operations. No provision has been made to cover any future costs to the Company of any remedial action or clean-up activities because those costs, if any, can not be determined at this time. Given the inherent uncertainty in environmental matters, limited information available with respect to any future remedial measures, uncertainty of the results of future monitoring tests, limited information as to the number of PRPs and PLPs , the uncertainty as to whether the Company will be designated a PRP or PLP with respect to the site and the complexity of the circumstances surrounding this matter, management's estimate is subject to and will change as facts and circumstances warrant.
Based upon publicly available cost estimates of remediation and clean-up at the site and the contributions to date of designated PRPs and PLPs, management believes that insurance coverage is probable for any reasonably possible future remedial or clean-up costs to the Company.

     Pursuant to the Amended and Restated Purchase and Sale Agreement between Honeywell, Inc. and Key Tronic Corporation, dated as of July 30, 1993 (the "Agreement"), the Company assumed known and unknown product liabilities and unknown but potentially incurred environmental liabilities for a portion of any pre-existing claims against Honeywell, Inc. ("Honeywell") which are asserted two years after the closing date relating to environmental matters and five years after the closing date with respect to product liability matters associated with products manufactured by Honeywell prior to its ceasing manufacture of those products on the closing date of the Agreement. The Company has not made a provision for Honeywell environmental claims which may be discovered and asserted after the closing date or product liability claims which may be asserted five or more years after the closing date, because management does not believe such potential liabilities are reasonably probable at this time. No environmental claims have been asserted as of the end of the first quarter of fiscal 1998. Given the inherent uncertainty in litigation, in environmental matters and in contract interpretation, the inherently limited information available with respect to unasserted claims and the complexity of the circumstances surrounding these matters, management's estimates are subject to and will change or be established as facts and circumstances warrant.

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

     The Company's total accrual for litigation related matters, including compensatory damages, and legal costs, was $.9 million as of September 27, 1997, June 28, 1997, and September 28, 1996.

     Between 1975 and 1980, the Company deposited certain waste material at the Colbert area landfill. The area landfill was put on the National Priority List and the Company was named in suits brought upon by Colbert area landowners. The Company settled all suits with the landowners and contributed to remediation at the landfill. The Company subsequently filed suits against the insurance companies to recover legal costs associated therewith and for reimbursement of payments to landowners. Settlements have been reached with all of the insurers (see Note 10 in the Company's Form 10-K Report filed September 23, 1997).

3.  LONG-TERM OBLIGATIONS

      On December 31, 1996, the Company entered into a secured financing agreement with General Electric Capital Corporation (GECC). The agreement contains an $11 million term note and a revolving loan for up to $30 million. The agreement is secured by the assets of the Company. This agreement replaced a secured revolving credit agreement for up to $28 million and a note payable for up to $12 million to CIT Group/Business Credit, Inc. (CIT) which was entered into on October 24, 1994. At September 27, 1997, the Company was in compliance with all debt covenants and restrictions.

      Details of the GECC agreement are more fully reported on Form 8-K dated January 14, 1997.

Long-term obligations consist of:


                                                     September 27,          June 28,
                                                              1997              1997
------------------------------------------------------------------------------------
                                                              (in thousands)

Note Payable - GECC                                        $10,500           $10,750
Revolving Line                                              12,101            16,095
Litigation Reserve                                             900               900
Deferred compensation obligation                               618               618
Capital lease obligations                                       10                26
                                                            ------            ------
                                                            24,129            28,389
Less current portion                                        (1,615)           (1,379)
                                                            ------            ------
                                                           $22,514           $27,010
                                                           =======           =======

4.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                           First Quarter Ended
                                                     September 27,     September 28,
                                                              1997              1996
------------------------------------------------------------------------------------
                                                              (in thousands)

Interest payments                                             $562              $757
Income tax payments                                              0                 0



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY

     Operating activities provided $5.7 million of cash during the first quarter of fiscal 1998 versus $3.6 million of cash used in operating activities during the same period of the prior year.

     During the first quarter of 1998, $2.3 million was expended in capital additions, which was a slight increase over the $2.0 million expended for capital additions during the first quarter of 1997. The Company anticipates capital expenditures of approximately $5.7 million through the remainder of the current fiscal year ending June 27, 1998. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS, pages 14-15. Capital expenditures are expected to be financed with the combination of internally generated funds and operating leases.

     The Company has a secured financing agreement which contains an $11,000,000 term note and a revolving loan for up to $30,000,000. The agreement is secured by the assets of the corporation. The agreement contains financial covenants that relate to maximum capital expenditures, minimum debt service coverage, minimum earnings before interest expense, income tax, depreciation, and amortization, and maximum leverage percentages. In addition to these financial covenants, the financing agreement restricts investments, disposition of assets, and payment of dividends. At September 27, 1997 and June 28, 1997, the Company was in compliance with all debt covenants.

     The term note is payable in quarterly installments of principal, each in the amount of $250,000, commencing in March 1997 and ending in December 1997. Thereafter, the quarterly installment payments of principal will be $500,000 commencing in March 1998 and maturing in December 2002. If debt service coverage is greater than 1.4, this note bears interest at one and three-quarters percent (1.75%) in excess of the applicable London Interbank Offered Rate (LIBOR). If debt service coverage is less than or equal to 1.4, this note bears interest at two percent (2.00%) in excess of the applicable LIBOR rate. At September 27, 1997, the applicable LIBOR rate was 5.6563%, and the applicable interest rate was 7.6563%.

     The revolving loan with GECC is renewable and covers an initial period of five years expiring on December 31, 2001. If debt service coverage is greater than 1.4, the applicable interest rate is one and one-half percent (1.5%) in excess of the applicable LIBOR rate. If debt service coverage is less than or equal to 1.4, the applicable interest rate is one and three-quarters percent (1.75%) in excess of the applicable LIBOR rate. At September 27, 1997, the applicable LIBOR rate was 5.6563%, and the applicable interest rate was 7.4063%. At September 27, 1997, there was $12.1 million borrowed on the revolving loan and approximately $6.5 million available for use under the revolving loan. The Company is required to pay fees on the unused revolving loan balance.

     The revolving loan balance decreased $4.0 million over the first quarter due mainly to increased controls on outgoing cash along with increased payments from the Company's subsidiary in Ireland coupled with the Company's success in exceeding collection goals thus making additional cash available to pay down the revolving loan.

     Real estate held for sale is carried at the lower of cost or net realizable value. In September of 1997, the Company signed a five year operating lease with a local company for this property. The lease terms include an option to buy the property upon notice at any time during the course of the lease.

     The Company believes that cash, cash equivalents, funds available under the line of credit, and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

NET SALES

     Net sales for the fiscal 1998 first quarter, which ended September 27, 1997, were $40.3 million compared to $45.3 million for the first quarter of the previous year. The decrease in revenue is a result of decreased sales to existing customers.

     Keyboard shipments decreased 4.0% from the first quarter of the prior year while the average selling price decreased approximately 10.3%. The decrease in units shipped is due primarily to decreased customer orders. The decrease in average selling price is due primarily to the sale of new lower cost, lower margin products. Non-keyboard revenue accounted for 22.9% of total revenue in the first quarter versus 20.4% in the first quarter of the prior year.

COST OF SALES

     Cost of sales were 85.8% of revenue in the first quarter of 1998 compared to 85.0% for the first quarter of 1997. The cost of sales percentage increased as a result of lower sales prices and lower level sales volume. The Company continues to emphasize cost reductions whenever feasible by increasing manufacturing activity in its Juarez, Mexico facility. The facility in Juarez was expanded during fiscal 1997 to increase available manufacturing and molding capacity.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, development and engineering expenses were $.9 million in the first quarter of fiscal 1998 and $1.6 million for the same period of fiscal 1997. As a percentage of sales, R, D & E expenditures were 2.2% in the first quarter of 1998 compared to 3.5% in the first quarter of 1997. The decrease in spending is primarily due to increased recovery of engineering design costs which are reflected in gross profit on sales.

SELLING EXPENSES

     Selling expenses were $2.0 million in the first quarter of 1998 compared to $1.8 million in the first quarter of 1997. Selling expenses as a percentage of revenue were 4.9% for the quarter compared to 3.9% in the same quarter of fiscal 1997. Selling expenses increased in dollars due primarily to an aggressive retail marketing plan that includes additional sales people and various customer incentive programs related to sales volume. As a percentage of revenue, selling expenses increased due to a combination of the decrease in revenue and the increase in expenses as previously stated.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $2.1 million in the first quarter of 1998 compared to $2.5 million in the first quarter of fiscal 1997. As a percent of revenue G&A expenses were 5.2% in the first quarter compared to 5.6% during the first quarter of the prior year. As a percent of revenue the decrease is primarily due to the decreased spending previously noted. The decrease in dollar spending is primarily due to decreased hiring costs and an insurance premium refund in the current quarter.

INTEREST

     Interest expense was $531,000 in the first quarter of 1998 compared to $672,000 for the first quarter of 1997. This decrease is due to lower interest rates as a result of the debt refinancing and additional payments of the GECC term note as well as tighter cash controls making additional cash available to pay down the revolving line of credit.

INCOME TAXES

     Income taxes provision was $95,000 for the first quarters of 1998 and 1997. In the first quarter of 1998, $146,000 of this provision and $67,000 of 1997's first quarter provision relate to taxes on earnings of foreign subsidiaries.
The remaining ($51,000) of the first quarter 1998 provision relates to tax benefits on U.S. earnings. The Company has tax loss carryforwards of approximately $27.2 million which expire in varying amounts in the years 2003 through 2010.

ESOP

     No contributions to the Employee Stock Ownership Plan (ESOP) were made during the first quarter of fiscal years 1998 and 1997.

BACKLOG

     The Company's backlog at the end of the first fiscal quarter of 1998 was $15.9 million compared to $18.4 million at the end of the 1997 fiscal year and $27.7 million at the end of the first quarter of fiscal 1997. The decrease in the backlog from fiscal year end is attributable primarily to a major OEM customer expanding its Just-In-Time (JIT) inventory system, so that orders are not placed in advance but are pulled from a stock location maintained by Key Tronic Corporation.


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

CONCENTRATION OF MAJOR CUSTOMERS At present, the Company's customer base is highly concentrated, and there can be no assurance that its customer base will not become more concentrated. Three of the Company's OEM customers accounted for 34%, 7% and 11% individually, of net sales during fiscal 1997. In 1996, these same customers accounted for 34%, 17% and 0% of the Company's net sales. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company's customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company's major customers or the reduction, delay or cancellation of orders from such customers could materially and adversely affect the Company's business, operating results and financial condition.

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

DILUTION AND STOCK PRICE VOLATILITY As of September 27, 1997, there were outstanding options and warrants for the purchase of approximately 1,400,000 shares of common stock of the Company ("Common Stock"), of which options and warrants for approximately 900,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

PART II.    OTHER INFORMATION:

Item 1.     Legal Proceedings
            None

Item 4.     Submission of Matters to a Vote of Security Holders
            None

Item 5.     Other Events

Item 6.     Exhibits and Reports on Form 8-K
            (a) Exhibits
                 27.1 Financial Data Schedule

            (b) Reports on Form 8-K
                 None


                                   SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                             KEY TRONIC CORPORATION


                 /s/ Jack W. Oehlke                         _____________
                 Jack W. Oehlke                             Date:
                 (Director, President and
                  Chief Executive Officer)


                 /s/ Ronald F. Klawitter                    _____________
                 Ronald F. Klawitter                        Date:
                 Principal Financial Officer


                 /s/ Keith D. Cripe                         _____________
                 Keith D. Cripe                             Date:
                 Principal Accounting Officer