Form 10-Q
period 1997-12-27
KEY TRONIC CORP
filed 1998-02-09
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 27, 1997                      Commission File Number
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

     At January 28, 1998, 9,630,830 shares of Common Stock, no par value (the only class of common stock), were outstanding.


                             KEY TRONIC CORPORATION

                                     Index

                                                             Page  No.
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Consolidated Balance Sheets - December 27, 1997
           (Unaudited) and June 28, 1997 (Audited)                 3-4

          Consolidated Statements of Income (Unaudited)
           Second Quarters Ended December 27, 1997
           and December 28, 1996                                     5

          Consolidated Statements of Income (Unaudited)
           Two Quarters Ended December 27, 1997
           and December 28, 1996                                     6

          Consolidated Statements of Cash Flows (Unaudited)
           Two Quarters Ended December 27, 1997
           and December 28, 1996                                     7

          Notes to Consolidated Financial Statements              8-12

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations         12-18

PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings                                         19

Item 4.   Submission of Matters to a Vote of Security Holders       19

Item 5.   Other Events                                              19

Item 6.   Exhibits and Reports on Form 8-K                          19

SIGNATURES                                                          20


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                           December 27,       June 28,
                                                   1997           1997
                                           (Unaudited)        (Audited)
                                                  (in thousands)

ASSETS

Current Assets:

Cash and cash equivalents                       $ 1,067        $ 2,812
Trade receivables, less allowance for doubtful
 accounts of $905 and $905                       26,957         26,989
Inventories                                      21,353         21,481
Real estate held for sale                         2,207          2,243
Deferred income tax asset _ current, net          1,463          1,444
Customer tooling                                  4,302          3,016
Other                                             3,257          3,860
                                                  -----          -----

     Total current assets                        60,606         61,845
                                                 ------         ------

Property, Plant and Equipment - at cost         101,713         97,155
 Less accumulated depreciation                   69,577         65,135
                                                 ------         ------

     Total property, plant and equipment         32,136         32,020



Other Assets:

Deferred income tax asset, net                    4,173          3,857
Other, (net of accumulated amortization
     Of $168 and $81)                             1,171          1,030
Goodwill(net of accumulated amortization
     of $447 and $383)                            1,340          1,403
                                                  -----          -----

                                                $99,426       $100,155
                                                =======       ========

See accompanying notes to consolidated financial statements.



                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (continued)


                                           December 27,       June 28,
                                                   1997           1997
                                           (Unaudited)        (Audited)
                                                  (in thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of long-term obligations        $ 1,855        $ 1,379
Accounts payable                                 16,979         14,319
Accrued compensation and vacation                 3,362          3,033
Accrued taxes other than income taxes             1,303          1,142
Interest payable                                    120            166
Other                                             3,602          3,289
                                                  -----         ------

     Total current liabilities                   27,221         23,328
                                                 ------         ------

Long-term Obligations, less current portion      22,150         27,010
                                                 ------        -------

Commitments and Contingencies (Note 2)

Shareholders' Equity:

Common stock, no par value, authorized
 25,000 shares; issued and outstanding
 9,611 and 9,611 shares                          38,165         38,165
Retained earnings                                11,619         11,228
Foreign currency translation adjustment             271            424
                                                    ---            ---

     Total shareholders' equity                  50,055         49,817
                                                 ------        -------

                                                $99,426       $100,155
                                                =======      =========

See accompanying notes to consolidated financial statements.


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                              Second Quarter Ended
                                           December 27,   December 28,
                                                   1997           1996
                                   (in thousands, except per share amounts)

Net Sales                                       $44,129        $47,102
Cost of sales (including warranty
 provision of $384 and $344)                     37,629         40,240
                                                 ------         ------
Gross Profit on Sales                             6,500          6,862
Operating Expenses:
Research, development and engineering             1,274          1,296
Selling                                           2,173          2,473
General and administrative                        2,362          2,533
                                                  -----        -------

Operating Income                                    691            560
                                                    ---            ---

Interest expense                                    494            759
Other income                                        (62)          (258)
                                                    ----         ------

Earnings before income tax provision                259             59

Income Tax Provision                                 11              3
                                                     --             --
Net Income                                         $248            $56
                                                   ====           ====


Earnings Per Share:

Earnings Per Common Share                         $0.03         $ 0.01

Earnings Per Common Share Assuming Dilution       $0.03         $ 0.01


Weighted Average Shares Outstanding               9,631          8,540
Diluted Shares Outstanding                        9,631          9,610

See accompanying notes to consolidated financial statements.



                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                Two Quarters Ended
                                           December 27,   December 28,
                                                   1997           1996
                                   (in thousands, except per share amounts)

Net Sales                                       $84,386        $92,439
Cost of sales (including warranty
 provision of $992 and $771)                     72,183         78,797
                                                 ------         ------
Gross Profit on Sales                            12,203         13,642
Operating Expenses:
Research, development and engineering             2,157          2,871
Selling                                           4,146          4,223
General and administrative                        4,457          5,063
                                                  -----          -----

Operating Income                                  1,443          1,485
                                                  -----          -----

Interest expense                                  1,025          1,431
Other income                                        (79)          (307)
                                                   ----         ------

Earnings before income tax provision                497            361

Income Tax Provision                                106             98
                                                    ---            ---
Net Income                                         $391           $263
                                                    ===           ====


Earnings Per Share:

Earnings Per Common Share                         $0.04         $ 0.03

Earnings Per Common Share Assuming Dilution       $0.04         $ 0.03


Weighted Average Shares Outstanding               9,621          8,539
Diluted Shares Outstanding                        9,621          9,521

See accompanying notes to consolidated financial statements.



                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Two Quarters Ended
                                               December 27,   December 28,
                                                      1997           1996
                                                     (in thousands)
Increase (decrease) in Cash and Cash Equivalents:
Cash Flows from Operating Activities:
 Net income                                           $391           $263
Adjustments to Reconcile Net Income to
 Cash Provided by Operating Activities:
  Depreciation and amortization                      4,807          4,118
  Provision for obsolete inventory                   1,120            758
  Provision for doubtful receivables                    25             50
  Provision for warranty                               992            771
  (Gain) or loss on disposal of property and equipment  12           (247)
  Deferred income tax asset                           (335)          (189)
Changes in Operating Assets and Liabilities:
  Trade receivables                                      7         (7,817)
  Inventories                                         (522)          (880)
  Other assets                                      (1,340)        (1,476)
  Accounts payable                                   2,660          1,147
  Employee compensation and accrued vacation           329            155
  Other liabilities                                   (564)        (2,454)
                                                     -----        -------
Cash provided (used) by operating activities         7,582         (5,801)
                                                     -----        -------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equip.              0          1,146
  Purchase of property and equipment                (4,753)        (4,846)
                                                   -------        -------
Cash used in investing activities                   (4,753)        (3,700)
                                                   -------        -------
Cash Flows from Financing Activities:
  Other financing fees                                 (37)          (328)
  Issuance of common stock                               0             22
  Proceeds from long-term obligations                    0          9,797
  Payments on long-term obligations                 (4,384)        (1,115)
                                                   -------         ------
Cash provided (used) by financing activities        (4,421)         8,376
                                                   -------          -----

Effect of exchange rate changes on cash               (153)             7
                                                     -----           ----
Net decrease in cash and cash equivalents           (1,745)        (1,118)

Cash and cash equivalents, beginning of period       2,812          2,569
                                                     -----          -----
Cash and cash equivalents, end of period            $1,067         $1,451
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
------------------------------------------------------------------------
1.  INVENTORIES


                                           December 27,       June 28,
                                                   1997           1997
                                            (Unaudited)        (Audited)
                                                   (in thousands)


     Finished goods                              $8,301         $9,119
     Work-in-process                              2,637          2,053
     Raw materials and supplies                  12,937         13,247
     Reserve for obsolescence                    (2,522)        (2,938)
                                                 ------         ------
                                                $21,353        $21,481
                                                =======        =======


2.  COMMITMENTS AND CONTINGENCIES

     Litigation


     The Company used Mica Sanitary landfill, a public dump site operated by the County of Spokane, until early 1975. Mica landfill is a state lead National Priority List site ("NPL"). Mica landfill was placed on the NPL in 1985. In l988 the Washington Department of Ecology and Spokane County entered into a Consent Decree requiring the County to conduct a Remedial Investigation (RI) followed by appropriate Remedial Action (RA). The County's RI was completed by the County in September 1992. An interim remedial action plan was completed in late 1993 and instituted in mid 1994 to be followed by a 5 year performance monitoring program to be conducted by the County to determine if additional remedial measures are needed. The 5 year performance monitoring program commenced in the Spring of 1995. The Company has not been named as a Potentially Liable Party ("PLP") under the State Toxic Control Act ("STCA") or as a Potentially Responsible Party ("PRP") under CERCLA, as amended ("CERCLA"). To date, test results have not shown the waste disposed of by the Company at Mica to be a source of pollution or contamination. Prior to 1989 certain third parties were designated PRPs and PLPs. The Company made a provision prior to the beginning of fiscal year 1992 based on information then currently available to it and the Company's prior experience in connection with another NPL landfill site where the Company disposed of a similar type of waste which it disposed of at Mica, for its estimate of probable legal costs to be associated with this matter. No provision has been made for probable liability for remedial action, because management does not believe a range of probable or reasonably possible costs is estimable at this time based upon the fact that the Company to date has not been named a PRP or PLP and the uncertainty as to what additional pollution or contamination will be disclosed over the course of the County's 5 year monitoring and testing program. At the end of the second and first fiscal quarters of 1998 and at fiscal year ends 1997, 1996, and 1995, respectively, the accrued balance for probable legal costs was $900,000. Management does not believe there to be any reasonably possible losses for legal costs beyond the existing accrual for probable losses which could be material to future financial position or results of operations. No provision has been made to cover any future costs to the Company of any remedial action or clean-up activities because those costs, if any, can not be determined at this time. Given the inherent uncertainty in environmental matters, limited information available with respect to any future remedial measures, uncertainty of the results of future monitoring tests, limited information as to the number of PRPs and PLPs, the uncertainty as to whether the Company will be designated a PRP or PLP with respect to the site and the complexity of the circumstances surrounding this matter, management's estimate is subject to and will change as facts and circumstances warrant. Based upon publicly available cost estimates of remediation and clean-up at the site and the contributions to date of designated PRPs and PLPs, management believes that insurance coverage is probable for any reasonably possible future remedial or clean-up costs to the Company.

     Pursuant to the Amended and Restated Purchase and Sale Agreement between Honeywell, Inc. and Key Tronic Corporation, dated as of July 30, 1993 (the "Agreement"), the Company assumed known and unknown product liabilities and unknown but potentially incurred environmental liabilities for a portion of any pre-existing claims against Honeywell, Inc. ("Honeywell") which are asserted two years after the closing date relating to environmental matters and five years after the closing date with respect to product liability matters associated with products manufactured by Honeywell prior to its ceasing manufacture of those products on the closing date of the Agreement. The Company has not made a provision for Honeywell environmental claims which may be discovered and asserted after the closing date or product liability claims which may be discovered and asserted five or more years after the closing date, because management does not believe such potential liabilities are reasonably probable at this time. No environmental claims have been asserted as of the end of the second quarter of fiscal 1998. Given the inherent uncertainty in litigation, in environmental matters and in contract interpretation, the inherently limited information available with respect to unasserted claims and the complexity of the circumstances surrounding these matters, management's estimates are subject to and will change or be established as facts and circumstances warrant.

     The Company currently has eighty suits by computer keyboard users which are in State or Federal Courts in Illinois, New Jersey, New York, and Pennsylvania. These suits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to their injuries. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance; however the likelihood that punitive damages, if awarded, will be covered by insurance is remote. A total of fifty-nine suits have been dismissed in California, Connecticut, Florida, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, Pennsylvania and Texas. Eleven of the fifty-nine dismissed suits are on appeal, all in New York. The Company believes it has valid defenses and will vigorously defend these claims. These claims are in the early stages of discovery. Given the early stage of litigation, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, the range of reasonably possible losses in connection with these suits is not estimable at this time. Therefore no provision has been made to cover any future costs. Management's position will change if warranted by facts and circumstances.

The Company's total accrual for litigation related matters, including compensatory damages, and legal costs, was $.9 million as of December 27, 1997 and June 28, 1997.


3.  LONG-TERM OBLIGATIONS

Long-term obligations consist of:

                                           December 27,       June 28,
                                                   1997           1997
                                                   (in thousands)

Note Payable - GECC                              $9,208        $10,750
Revolving Line                                   13,279         16,095
Litigation Reserve                                  900            900
Deferred compensation obligation                    618            618
Capital lease obligations                             0             26
                                                  -----         ------
                                                 24,005         28,389
Less current portion                             (1,855)        (1,379)
                                                -------        -------
                                                $22,150        $27,010
                                                =======        =======


4.  SUPPLEMENTAL CASH FLOW INFORMATION

                                               Two Quarters Ended
                                           December 27,   December 28,
                                                   1997           1996
                                                  (in thousands)

Interest payments                                $1,071         $1,481
Income tax payments                                  93             92


5. ADOPTION OF FINANCIAL ACCOUNTING STANDARDS NO. 128

     The Company has adopted Financial Accounting Standards NO. 128 which became effective for any financial statements issued for periods ending after December 15, 1997. This new standard requires the presentation of "basic EPS" and "diluted EPS". The objective of basic EPS is to measure the performance of an entity over the reporting period. Basic EPS is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares and common share equivalents outstanding during the period. Key Tronic uses the Treasury Stock Method required by the new standard in calculating the dilutive effect of common stock equivalents.

The following table presents the Company's EPS calculations:

                                           For the Quarter Ended
                                              December 27, 1997

                                   Income     Weighted Avg. Shares  Per Share

                                (Numerator)     (Denominator)      Amount

BASIC EPS
Income available to
 common shareholders              $248,000      9,630,610           $0.03

ADJUSTMENTS TO COMMON STOCK
FOR DILUTIVE OUTSTANDING OPTIONS                      308
                                                      ---

DILUTED EPS
Income available to
 common shareholders +             $248,000     9,630,918           $0.03
 assumed conversions




                                        For the Quarter Ended
                                              December 28, 1996

                                 Income     Weighted Avg. Shares Per Share

                                (Numerator)     (Denominator)      Amount

BASIC EPS
Income available to
 common shareholders              $56,000         8,540,113        $0.01

ADJUSTMENTS TO COMMON STOCK
 FOR DILUTIVE OUTSTANDING OPTIONS                 1,069,862
                                                  ---------

DILUTED EPS
Income available to
 common shareholders +            $56,000         9,609,975        $0.01
 assumed conversions




                                            Two Quarters Ended
                                             December 27, 1997

                                 Income     Weighted Avg. Shares  Per Share

                                (Numerator)    (Denominator)       Amount

BASIC EPS
Income available to
 common shareholders              $391,000        9,620,720        $0.04

ADJUSTMENTS TO COMMON STOCK
FOR DILUTIVE OUTSTANDING OPTIONS                        394
                                                        ---

DILUTED EPS
Income available to
 common shareholders +            $391,000        9,621,114        $0.04
 assumed conversions



                                            Two Quarters Ended
                                             December 28, 1996

                                 Income     Weighted Avg. Shares  Per Share

                                (Numerator)     (Denominator)       Amount

BASIC EPS
Income available to
 common shareholders              $263,000        8,538,541         $0.03

ADJUSTMENTS TO COMMON STOCK
FOR DILUTIVE OUTSTANDING OPTIONS                    982,620
                                                    -------

DILUTED EPS
Income available to
 common shareholders +             $263,000       9,521,161         $0.03
 assumed conversions



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY

     Operating activities provided $7.6 million of cash during the first two quarters of fiscal 1998 versus $5.8 million of cash used in operating activities during the same period of the prior year. This change in available cash is due primarily to increased earnings, decreases in accounts receivable and inventories, and increased accounts payable.

     During the first two quarters of fiscal 1998, $4.8 million was expended in capital additions which matches the amount spent during the same period in the previous fiscal year. The Company anticipates capital expenditures of approximately $4.2 million through the remainder of the current fiscal year ending June 27, 1998. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS, pages 15-17. Capital expenditures are expected to be financed with the combination of internally generated funds and operating leases.

     The Company has a secured financing agreement which contains a term note for up to $11,000,000 and a revolving loan for up to $25,800,000. During the second quarter of fiscal 1998, the Company entered into an operating lease agreement with GECC which reduced the borrowing limit on the revolving loan by $4.2 million. The revolving loan agreement is secured by the assets of the corporation. The agreement contains financial covenants that relate to maximum capital expenditures, minimum debt service coverage, minimum earnings before interest expense, income tax, depreciation, and amortization, and maximum leverage percentages. In addition to these financial covenants, the financing agreement restricts investments, disposition of assets, and payment of dividends. At December 27, 1997 and June 28, 1997, the Company was in compliance with all debt covenants.

     The term note is payable in quarterly installments of principal, each in the amount of $250,000, commencing in March 1997 and ending in December 1997. Thereafter, the quarterly installment payments of principal will be $500,000 commencing in March 1998 and maturing in December 2002. In addition to these scheduled payments, the Company is also paying $21,000 per month against the term note which is a special agreement with GECC resulting from the Company's lease of its Cheney facility. If debt service coverage is greater than 1.4, this note bears interest at one and three-quarters percent (1.75%) in excess of the applicable London Interbank Offered Rate (LIBOR). If debt service coverage is less than or equal to 1.4, this note bears interest at two percent (2.00%) in excess of the applicable LIBOR rate. At December 27, 1997, the applicable LIBOR rate was 5.69531%, and the applicable interest rate was 7.69531%.

     The revolving loan with GECC is renewable and covers an initial period of five years expiring on December 31, 2001. If debt service coverage is greater than 1.4, the applicable interest rate is one and one-half percent (1.5%) in excess of the applicable LIBOR rate. If debt service coverage is less than or equal to 1.4, the applicable interest rate is one and three-quarters percent (1.75%) in excess of the applicable LIBOR rate. At December 27, 1997, the applicable LIBOR rate was 5.69531%, and the applicable interest rate was 7.44531%. At December 27, 1997, there was $13.3 million borrowed on the revolving loan and approximately $5.3 million available for use under the revolving loan. The Company is required to pay fees on the unused revolving loan balance.

The revolving loan balance has decreased $2.8 million since the Company's fiscal year end at June 28, 1997. This decrease can be attributed to increased controls on outgoing cash along with increased payments from the Company's subsidiary in Ireland coupled with more aggressive collections thus making additional cash available to pay down the revolving loan.

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


NET SALES

     Net sales for the fiscal 1998 second quarter, which ended December 27, 1997, were $44.1 million compared to $47.1 million for the second quarter of the previous year. For the six months ended December 27, 1997, sales were $84.4 million compared to $92.4 million for the same period of the previous year.

     Keyboard shipments increased 10.5% from the second quarter of the prior year while the average selling price decreased approximately 10.6%. For the six months ended December 27, 1997, unit shipments increased approximately 3.6% over the same period of the prior year while the average selling price decreased 10.6%. The increase in units shipped from the second quarter of fiscal year 1997 to the second quarter of fiscal year 1998 is due primarily to increased customer orders. The decrease in average selling price is due primarily to the sale of new lower cost products as well as competition from Asian companies.

     Non-keyboard revenue accounted for 14.0% of total revenue in the second quarter of fiscal 1998 versus 18.4% in the second quarter of the prior year. For the six months ended December 27, 1997, non-keyboard revenue accounted for 18.2% of total revenue versus 19.4% for the same period of the prior year. The decrease in this segment of the Company's revenue base is attributable primarily to decreasing shipments to two major OEM customers.

COST OF SALES

     Cost of sales were 85.3% of revenue in the second quarter of 1998 compared to 85.4% for the second quarter of 1997. Cost of sales were 85.5% of revenue for the six months ended December 27, 1997, compared to 85.2% for the same period of the prior year. The cost of sales percentage has remained fairly constant despite lower unit pricing. The company continues to emphasize cost reduction whenever feasible by increasing capacity in its Juarez, Mexico facility. This facility was expanded during fiscal 1997 to increase available manufacturing and molding capacity.


RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses were $1.3 million in the second quarter of fiscal 1998 and $1.3 million for the same period of fiscal 1997. As a percentage of sales, R D & E expenditures were 2.9% in the second quarter of 1998 compared to 2.8% in the second quarter of 1997. Research, development, and engineering expenses were $2.2 million for the six months ended December 27, 1997 compared to $2.9 million for the same period of the prior year. As a percentage of sales, R D & E expenditures were 2.6% for the current six month period versus 3.1% for the same period of the prior fiscal year. As a percent of revenue the decrease is due primarily to increased recovery of engineering design costs which are reflected in gross profit on sales. The following table provides a comparative analysis of gross and net R D & E expenditures:

                    Gross Expenditures          Net Expenditures

     Q2 FY98             $1,958.6                   $1,273.6
     Q2 FY97              1,507.9                    1,296.1

    YTD FY98              3,621.4                    2,157.4
    YTD FY97              3,082.9                    2,871.1



SELLING EXPENSES

     Selling expenses were $2.2 million in the second quarter of 1998 compared to $2.5 million in the second quarter of 1997. Selling expenses as a percentage of revenue were 4.9% for the quarter compared to 5.3% in the same quarter of fiscal 1997. For the six months ended December 27, 1997, selling expenses were $4.1 million compared to $4.2 million for the same period of the prior year. As a percentage of revenue for the current six month period, selling expenses were 4.9% compared to 4.6% for the same period of the prior year. Selling expenses decreased in dollars due primarily to lower promotional expenses required for new products. As a percentage of revenue, selling expenses increased due to the decrease in revenue.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $2.4 million in the second quarter of 1998 compared to $2.5 million in the second quarter of fiscal 1997. As a percentage of revenue, G&A expenses were 5.4% in the second quarter of fiscal 1998 matching the 5.4% for the second quarter of the prior year. For the six months ended December 27, 1997, G&A expenses were $4.5 million compared to $5.1 million for the same period of the prior year. As a percentage of revenue G&A expenses for the first six months of fiscal 1998 were 5.3% versus 5.5% for the same period of the prior year. As a percentage of revenue the decrease is primarily due to decreased spending. The decrease in dollar spending is primarily due to decreased hiring costs and an insurance premium refund in the first fiscal quarter of 1998.

INTEREST

     Interest expense was $494,000 in the second quarter of 1998 compared to $759,000 for the second quarter of 1997. For the six months ended December 27, 1997, interest expense was $1.0 million compared to $1.4 million for the same period of the prior year. This decrease is due primarily to lower interest charges resulting from additional payments of the GECC term note as well as tighter cash controls making additional cash available to pay down the revolving line of credit.


INCOME TAXES

     The income taxes provision was $11,000 for the second quarter of fiscal 1998 and $3,000 for the second quarter of 1997. In the second quarter of 1998, $223,000 of this provision and $90,000 of the 1997 provision relate to taxes on earnings of foreign subsidiaries. The offsetting ($212,000) of the second quarter 1998 provision relates to tax benefits on U.S. losses. The Company has tax loss carryforwards of approximately $27.2 million which expire in varying amounts in the years 2003 through 2010.

ESOP

     No contributions to the Employee Stock Ownership Plan (ESOP) were made during the second quarter of fiscal years 1998 and 1997.

BACKLOG

     The Company's backlog at the end of the second fiscal quarter of 1998 was $16.4 million compared to $18.4 million at the end of the 1997 fiscal year and $26.4 million at the end of the second quarter of fiscal 1997. The decrease in the backlog from fiscal year end is attributable to two major OEM customers expanding their Just-In-Time (JIT) inventory systems, so that orders are not placed in advance but are pulled from a stock location maintained by Key Tronic Corporation.

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

CONCENTRATION OF MAJOR CUSTOMERS. At present, the Company's customer base is highly concentrated, and there can be no assurance that its customer base will not become more concentrated. Three of the Company's OEM customers accounted for 34%, 11% and 7% individually, of net sales during fiscal 1997. In 1996, these same customers accounted for 34%, 0% and 17% of the Company's net sales. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company's customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company's major customers or the reduction, delay or cancellation of orders from such customers could materially and adversely affect the Company's business, operating results and financial condition.

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

LITIGATION. The Company currently is a party to eighty lawsuits brought by computer keyboard users in state and federal courts. These lawsuits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to the claimants' alleged injuries, generally referred to as repetitive stress injuries
(RSI) or cumulative trauma disorders (CTD). The Company believes it has valid defenses to these claims, and it will vigorously defend them. These lawsuits are in the early stages of discovery. At this time, management believes that it is not likely that the ultimate outcome of these lawsuits will have a material adverse effect on the Company's financial position. However, given the limited information currently available, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, management's position will change if warranted by facts and circumstances.

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

DILUTION AND STOCK PRICE VOLATILITY. As of December 27, 1997, there were outstanding options and warrants for the purchase of approximately 1,300,000 shares of common stock of the Company ("Common Stock"), of which options and warrants for approximately 900,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.


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


                               KEY TRONIC CORPORATION


              /s/ Jack W. Oehlke                 Date: February 6, 1998
              Jack W. Oehlke
              Director, President and
               Chief Executive Officer

              /s/ Ronald F. Klawitter            Date: February 6, 1998
              Ronald F. Klawitter
              Principal Financial Officer


              /s/ Keith D. Cripe                 Date: February 6, 1998
              Keith D. Cripe
              Principal Accounting Officer


                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.