Form 10-Q
period 1998-03-28
KEY TRONIC CORP
filed 1998-05-12
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-Q




                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 28, 1998                   Commission File Number
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


     At April 15, 1998, 9,630,830 shares of Common Stock, no par value (the only class of common stock), were outstanding.


                             KEY TRONIC CORPORATION

                                     Index

                                                                 Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Consolidated Balance Sheets - March 28, 1998
           (Unaudited) and June 28, 1997 (Audited)                 3-4

          Consolidated Statements of Income (Unaudited)
           Third Quarters Ended March 28, 1998
             and March 29, 1997                                      5


          Consolidated Statements of Income (Unaudited)
           Three Quarters Ended March 28, 1998
             and March 29, 1997                                      6


          Consolidated Statements of Cash Flows (Unaudited)
           Three Quarters Ended March 28, 1998
             and March 29, 1997                                      7

          Notes to Consolidated Financial Statements              8-10

Item 2.   Management's Discussion and Analysis of the
           Financial Condition and Results of Operations         10-16

PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings                                         17

Item 4.   Submission of Matters to a Vote of Security Holders       17

Item 5.   Other Events                                              17

Item 6.   Exhibits and Reports on Form 8-K                          17

SIGNATURES                                                          18


                        KEY TRONIC CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                                                     March 28,       June 28,
                                                          1998           1997
  ----------------------------------------------------------------------------
                                                   (Unaudited)      (Audited)
                                                          (in thousands)

ASSETS
Current assets:

Cash and cash equivalents                                 $951         $2,812
Trade receivables, less allowance for doubtful
 accounts of $879 and $905                              29,793         26,989
Inventories                                             24,846         21,481
Real estate held for sale                                2,170          2,243
Deferred income tax asset - current                      1,508          1,444
Customer tooling                                         5,803          3,016
Other                                                    2,647          3,860
                                                         -----          -----


     Total current assets                               67,718         61,845
                                                        ------         ------

Property, plant and equipment - at cost                102,810         97,155
 Less accumulated depreciation                          71,492         65,135
                                                        ------         ------

     Total property, plant and equipment                31,318         32,020
                                                        ------         ------


Other Assets:

Deferred income tax asset - non-current                  4,319          3,857
Other (net of accumulated amortization
     of $211 and $81)                                    1,150          1,030
Goodwill (net of accumulated amortization
     of $479 and $383)                                   1,308          1,403
                                                         -----          -----
                                                      $105,813       $100,155
                                                      ========       ========

See accompanying notes to consolidated financial statements.

                        KEY TRONIC CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                      (continued)


                                                     March 28,       June 28,
                                                          1998           1997
       -----------------------------------------------------------------------
                                                   (Unaudited)         (Audited)
                                                            (in thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

Current portion of long-term obligations                $2,105         $1,379
Accounts payable                                        20,819         14,319
Accrued compensation and vacation                        2,753          3,033
Accrued taxes other than income taxes                    1,677          1,142
Interest payable                                           142            166
Other                                                    3,167          3,289
                                                         -----          -----

     Total current liabilities                          30,663         23,328
                                                        ------         ------

Long-term obligations, less current portion             24,947         27,010
                                                        ------         ------

Commitments and Contingencies (Note 2)

Shareholders' equity:

Common stock, no par value, authorized
 25,000 shares; issued and outstanding
 9,631 and 9,611 shares                                 38,165         38,165
Retained earnings                                       11,766         11,228
Foreign currency translation adjustment                    272            424
                                                           ---            ---

     Total shareholders' equity                         50,203         49,817
                                                        ------         ------

                                                      $105,813       $100,155
                                                      ========       ========

See accompanying notes to consolidated financial statements.


                           KEY TRONIC CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)
                                                       Third Quarter Ended
                                                     March 28,      March 29,
                                                          1998           1997
       ----------------------------------------------------------------------
                                              (in thousands, except per share amounts)

Net sales                                              $45,387        $49,195
Cost of sales                                           39,393         42,677
                                                        ------         ------
Gross profit on sales                                    5,994          6,518

Operating expenses:
Research, development and engineering                    1,151          1,139
Selling                                                  2,198          2,238
General and administrative                               2,080          2,433
                                                         -----          -----

Operating income                                           565            708

Interest expense                                           526            307
Other income                                              (111)           (41)
                                                         -----           ----

Earnings before income tax provision                       150            442

Income tax provision                                         3            176
                                                             -            ---

Income before extraordinary item                           147            266

Extraordinary item _ early extinguishment of
debt (less applicable income taxes of $127)                  0            247
                                                            --            ---

Net income                                                $147            $19
                                                          ====            ===

Earnings per share:
Earnings per share before extraordinary item:
Earnings per common share                                $0.02          $0.03
Earnings per common share _ assuming dilution            $0.02          $0.03

Earnings per share after extraordinary item:
Earnings per common share                                  N.A.         $0.00
Earnings per common share _ assuming dilution              N.A.         $0.00

Weighted average shares outstanding                      9,631          8,893
Weighted average shares outstanding _ assuming dilution  9,632          9,446

See accompanying notes to consolidated financial statements.



                          KEY TRONIC CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)
                                                       Three Quarters Ended
                                                     March 28,      March 29,
                                                          1998           1997
       ----------------------------------------------------------------------
                                                   (in thousands, except per share amounts)

Net sales                                             $129,773       $141,634
Cost of sales                                          111,576        121,474
                                                       -------        -------
Gross profit on sales                                   18,197         20,160

Operating expenses:
Research, development and engineering                    3,308          4,010
Selling                                                  6,344          6,461
General and administrative                               6,537          7,496
                                                         -----          -----

Operating income                                         2,008          2,193

Interest expense                                         1,551          1,738
Other income                                              (190)          (348)
                                                         -----          -----

Earnings before federal taxes on income                    647            803

Income tax provision                                       108            274
                                                           ---            ---

Income before extraordinary item                           539            529

Extraordinary item _ early extinguishment of debt            0            247
                                                             -            ---
   (less applicable income taxes of $127)

Net income                                                $539           $282
                                                           ===            ===
Earnings per share:
Earnings per share before extraordinary item:
Earnings per common share                                $0.06          $0.06
Earnings per common share _ assuming dilution            $0.06          $0.06

Earnings per share after extraordinary item:
Earnings per common share                                 N.A.          $0.03
Earnings per common share _ assuming dilution             N.A.          $0.03

Weighted average shares outstanding                      9,624          8,657
Weighted average shares outstanding _ assuming dilution  9,626          9,487

See accompanying notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                     Three Quarters Ended
                                                   March 28,      March 29,
                                                        1998           1997
     ----------------------------------------------------------------------
                                                        (in thousands)

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net income                                              $539           $282
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                          7,294          6,669
  Provision for obsolete inventory                       1,170            543
 Provision for doubtful receivables                         50             45
  Provision for warranty                                 1,145            967
 Gain on disposal of property and equipment                (65)          (266)
 Deferred income tax asset                                (526)          (140)
Changes in operating assets and liabilities:
 Trade receivables                                      (2,854)        (7,346)
 Inventories                                            (3,965)        (1,882)
  Other assets                                          (2,348)        (2,074)
  Accounts payable                                       6,500          2,910
  Accrued compensation and vacation                       (280)           257
  Other liabilities                                       (756)        (3,375)
                                                         -----         -------
Cash provided by (used in) operating activities          5,904         (3,410)
                                                         -----         -------

Cash flows from investing activities:
  Proceeds from sale of property and equipment              80          1,142
  Purchase of property and equipment                    (6,311)        (7,151)
                                                        ------        -------
  Cash used in investing activities                     (6,231)        (6,009)
                                                        ------        -------

Cash flows from financing activities:
  Other financing fees                                     (45)          (793)
  Issuance of common stock                                   0             22
  Proceeds from long-term obligations                    3,047         26,210
  Payments on long-term obligations                     (4,384)       (18,029)
                                                        ------        -------
Cash provided by (used in) financing activities         (1,382)         7,410
                                                        ------          -----

Effect of exchange rate changes on cash                   (152)             6
                                                         -----              -
Net decrease in cash and cash equivalents               (1,861)        (2,003)

Cash and cash equivalents, beginning of period           2,812          2,569
                                                         -----          -----
Cash and cash equivalents, end of period                  $951           $566
                                                          ====           ====

See accompanying notes to consolidated financial statements.

                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

These interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results of operations for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended June 28, 1997.
-----------------------------------------------
1.   INVENTORIES

                                              March 28,       June 28,
                                                   1998           1997
----------------------------------------------------------------------
                                            (Unaudited)      (Audited)
                                                    (in thousands)


     Finished goods                              $9,990         $9,119
     Work-in-process                              2,868          2,053
     Raw materials and supplies                  16,238         13,247
     Reserve for obsolescence                    (4,250)        (2,938)
                                                 ------         ------
                                                $24,846        $21,481
                                                =======        =======

2.   COMMITMENTS AND CONTINGENCIES

The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $1,363,000 at March 28, 1998.

3.   LONG-TERM OBLIGATIONS

Long-term obligations consist of:
                                              March 28,       June 28,
                                                   1998           1997
-----------------------------------------------------------------------
                                                    (in thousands)

     Note Payable - GECC                         $8,895        $10,750
     Revolving Line                              16,639         16,095
     Litigation Reserve                             900            900
     Deferred compensation obligation               618            618
     Capital lease obligations                        0             26
                                                  -----         ------
                                                 27,052         28,389
     Less current portion                        (2,105)        (1,379)
                                                $24,947        $27,010
                                                =======        =======



4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                   Three Quarters Ended
                                              March 28,       June 28,
                                                   1998           1997
                                                    (in thousands)

Interest payments                                $1,575         $1,927
Income tax payments                                 149            300

5.   INCOME TAXES

     The income taxes provision was $3,000 for the third quarter of fiscal 1998 and $176,000 for the third quarter of 1997. In the third quarter of 1998, $172,000 of this provision and $0 of the 1997 provision relate to taxes on earnings of foreign subsidiaries. The offsetting ($169,000) of the third quarter 1998 provision relates to tax benefits on U.S. losses. The Company has tax loss carryforwards of approximately $27.4 million which expire in varying amounts in the years 2003 through 2010.


6.   ADOPTION OF FINANCIAL ACCOUNTING STANDARDS NO. 128

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

There are no adjustments to the income available to common shareholders before or after extraordinary items for the third quarter and the three quarters ended March 28, 1998. The following table presents the Company's calculations of weighted average shares (number of shares):


                                                Adjustments For
                            Weighted Avg. Shares     Dilutive O/S Options   Total

For the Quarter Ended
March 28, 1998                  9,630,830                       802       9,631,632

March 29, 1997                  8,893,312                   553,057       9,446,369


Three Quarters Ended

March 28, 1998                  9,624,090                     2,324       9,626,414

March 29, 1997                  8,656,798                   830,243       9,487,041



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     Operating activities provided $5.9 million of cash during the first three quarters of fiscal 1998 versus $3.4 million of cash used in operating activities during the same period of the prior year. This change in available cash is due primarily to increased earnings, increases in accounts payable and lower increases in accounts receivable.

     During the first three quarters of fiscal 1998, $6.2 million was expended in capital additions versus $7.2 million spent during the same period in the previous fiscal year. The Company anticipates capital expenditures of approximately $.9 million through the remainder of the current fiscal year ending June 27, 1998. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS, pages 17-19. Capital expenditures are expected to be financed with the combination of internally generated funds and operating leases.

     The Company has a secured financing agreement which contains a term note for up to $11,000,000 and a revolving loan for up to $25,800,000. During the second quarter of fiscal 1998, the Company entered into an operating lease agreement with GECC which reduced the borrowing limit on the revolving loan by $4.2 million. The revolving loan agreement is secured by the assets of the corporation. The agreement contains financial covenants that relate to maximum capital expenditures, minimum debt service coverage, minimum earnings before interest expense, income tax, depreciation, and amortization, and maximum leverage percentages. In addition to these financial covenants, the financing agreement restricts investments, disposition of assets, and payment of dividends. At March 28, 1998 and June 28, 1997, the Company was in compliance with all debt covenants.

     The term note is payable in quarterly installments of principal, each in the amount of $500,000, commencing in March 1998 and maturing in December 2002. In addition to these scheduled payments, the Company is also paying $21,000 per month against the term note which is a special agreement with GECC resulting from the Company's lease of its Cheney facility. If debt service coverage is greater than 1.4, this note bears interest at one and three-quarters percent (1.75%) in excess of the applicable London Interbank Offered Rate (LIBOR). If debt service coverage is less than or equal to 1.4, this note bears interest at two percent (2.00%) in excess of the applicable LIBOR rate. At March 28, 1998, the applicable LIBOR rate was 5.67188%, and the applicable interest rate was 7.67188%.

     The revolving loan with GECC is renewable and covers an initial period of five years expiring on December 31, 2001. If debt service coverage is greater than 1.4, the applicable interest rate is one and one-half percent (1.5%) in excess of the applicable LIBOR rate. If debt service coverage is less than or equal to 1.4, the applicable interest rate is one and three-quarters percent (1.75%) in excess of the applicable LIBOR rate. At March 28, 1998, the applicable LIBOR rate was 5.67188%, and the applicable interest rate was 7.42188%. At March 28, 1998, there was $16.6 million borrowed on the revolving loan and approximately $8.8 million available for use under the revolving loan. The Company is required to pay fees on the unused revolving loan balance.

     The revolving loan balance has increased $.5 million since the Company's fiscal year end at June 28, 1997. This increase can be attributed to increased inventories and accounts receivable largely offset by an increase in accounts payable.

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

NET SALES

     Net sales for the fiscal 1998 third quarter, which ended March 28, 1998, were $45.4 million compared to $49.2 million for the third quarter of the previous year. This represents an overall decrease of 7.7% from quarter to quarter. For the nine months ended March 28, 1998, sales were $129.8 million compared to $141.6 million for the same period of the previous year. This represents an overall decrease of 8.3% from year to year.

     Keyboard unit shipments increased 25.7% from the third quarter of the prior year while the average selling price decreased approximately 19.4%. For the nine months ended March 28, 1998, unit shipments increased approximately 11.8% over the same period of the prior year while the average selling price decreased 14.4%. The increase in units shipped from the third quarter of fiscal year 1997 to the third quarter of fiscal year 1998 is due primarily to increased customer orders. The decrease in average selling price is due primarily to the sale of new lower cost products as well as competition from Asian companies.

     Non-keyboard revenue accounted for 8.1% of total revenue in the third quarter of fiscal 1998 versus 16.3% in the third quarter of the prior year. For the nine months ended March 28,1998, non-keyboard revenue accounted for 14.7% of total revenue versus 18.4% for the same period of the prior year. The decrease in this segment of the Company's revenue base is primarily due to the slowing production of mature or discontinued product programs.

COST OF SALES

     Cost of sales were 86.8% of revenue in the third quarters of fiscal 1998 and 1997. Cost of sales were 86.0% of revenue for the nine months ended March 28, 1998, compared to 85.8% for the same period of the prior year. The cost of sales percentage has remained fairly constant despite lower unit pricing. The company continues to emphasize cost reduction and continues to improve its operating efficiencies.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, development and engineering expenses were $1.2 million in the third quarter of fiscal 1998 and $1.1 million for the same period of fiscal 1997. As a percentage of sales, R D & E expenditures were 2.5% in the third quarter of 1998 compared to 2.3% in the third quarter of 1997. Research, development, and engineering expenses were $3.3 million for the nine months ended March 28, 1998 compared to $4.0 million for the same period of the prior year. As a percentage of sales, R D & E expenditures were 2.6% for the current nine month period versus 2.8% for the same period of the prior fiscal year. As a percent of revenue the increase for the quarter is due primarily to lower revenues. The decrease over the first nine months is due primarily to increased efficiency in recovery of engineering design costs which are reflected in gross profit on sales. The following table provides a comparative analysis of gross and net R D & E expenditures:

                     Gross Expenditures       Net Expenditures

     Q3 FY98             $1,406.0                 $1,151.0
     Q3 FY97              1,139.0                  1,139.0

     YTD FY98            $5,024.0                 $3,308.0
     YTD FY97             4,222.0                  4,010.0


SELLING EXPENSES

     Selling expenses were $2.2 million in the third quarters of 1998 and 1997. Selling expenses as a percentage of revenue were 4.8% for the quarter compared to 4.6% in the same quarter of fiscal 1997. For the nine months ended March 28, 1998, selling expenses were $6.3 million compared to $6.5 million for the same period of the prior year. As a percentage of revenue for the current nine month period, selling expenses were 4.9% compared to 4.6% for the same period of the prior year. Selling expenses decreased in dollars due primarily to lower promotional expenses required for new products. As a percentage of revenue, selling expenses increased due to the decrease in revenue.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $2.1 million in the third quarter of 1998 compared to $2.4 million in the third quarter of fiscal 1997. As a percentage of revenue, G&A expenses were 4.6% in the third quarter of fiscal 1998 compared with 5.0% for the third quarter of the prior year. For the nine months ended March 28, 1998, G&A expenses were $6.5 million compared to $7.5 million for the same period of the prior year. As a percentage of revenue G&A expenses for the first nine months of fiscal 1998 were 5.0% versus 5.3% for the same period of the prior year. As a percentage of revenue the decrease is primarily due to decreased spending. The decrease in dollar spending is primarily due to decreased hiring costs and an insurance premium refund in the first fiscal quarter of 1998.

INTEREST

     Interest expense was $526,000 in the third quarter of 1998 compared to $307,000 for the third quarter of 1997. For the nine months ended March 28, 1998, interest expense was $1.6 million compared to $1.7 million for the same period of the prior year. The increase for the quarter is due primarily to the Company receiving a discounted interest rate in fiscal 1997 as a result of refinancing its term and revolving debt during the second quarter of that year. The decrease over the first nine months of the year is due primarily to additional payments of the Company's term note which carries a higher interest rate than the revolving loan.

INCOME TAXES

     The income taxes provision was $3,000 for the third quarter of fiscal 1998 and $176,000 for the third quarter of 1997. In the third quarter of 1998, $172,000 of this provision and $0 of the 1997 provision relate to taxes on earnings of foreign subsidiaries. The offsetting ($169,000) of the third quarter 1998 provision relates to tax benefits on U.S. losses. The Company has tax loss carryforwards of approximately $27.4 million which expire in varying amounts in the years 2003 through 2010.

ESOP

     No contributions to the Employee Stock Ownership Plan (ESOP) were made during the third quarter of fiscal years 1998 and 1997.

BACKLOG

     The Company's backlog at the end of the third fiscal quarter of 1998 was $13.8 million compared to $18.4 million at the end of the 1997 fiscal year and $24.5 million at the end of the third quarter of fiscal 1997. The decrease in the backlog from fiscal year end is attributable to two major OEM customers expanding their Just-In-Time (JIT) inventory systems, so that orders are not placed in advance but are pulled from a stock location maintained by Key Tronic Corporation.

YEAR 2000 MATTERS

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar formal business activities.

     Many of the Company's systems include hardware and packaged software purchased from vendors who have represented that these systems are already Year 2000 compliant. The Company has also initiated a conversion from existing software to programs that are represented to be Year 2000 compliant. Costs associated with converting existing software are being expensed as incurred.

     The Company is in the process of initiating formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The Company is currently and will continue to utilize internal and external resources to implement, reprogram, or replace and test software and related assets affected by the Year 2000 issue. The Company expects to complete the majority of its efforts in this area by mid 1999 leaving adequate time to assess and correct any significant issues that may materialize.

     The total cost to the Company of these Year 2000 compliance activities has not been material to its financial position or results of operations as of the quarter ended and three quarters ended March 28, 1998. The Company has an internal committee dedicated to assessing the full impact of the Year 2000
issue.   Although most of the Company's major computer systems have already been evaluated, all of the necessary data to determine future costs related to various support systems is not yet available. Anticipated costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which will be derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.


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

Litigation. The Company currently is a party to thirty-one lawsuits brought by computer keyboard users in state and federal courts. These lawsuits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to the claimants' alleged injuries, generally referred to as repetitive stress injuries
(RSI) or cumulative trauma disorders (CTD). The Company believes it has valid defenses to these claims, and it will vigorously defend them. These lawsuits are in the early stages of discovery. At this time, management believes that it is not likely that the ultimate outcome of these lawsuits will have a material adverse effect on the Company's financial position. However, given the limited information currently available, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, management's position will change if warranted by facts and circumstances.

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

Dilution and Stock Price Volatility. As of March 28, 1998, there were outstanding options and warrants for the purchase of approximately 1,300,000 shares of common stock of the Company ("Common Stock"), of which options and warrants for approximately 840,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised.
The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

Year 2000 Matters

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar formal business activities.

     Many of the Company's systems include hardware and packaged software purchased from vendors who have represented that these systems are already Year 2000 compliant. The Company has also initiated a conversion from existing software to programs that are represented to be Year 2000 compliant. Costs associated with converting existing software are being expensed as incurred.

     The Company is in the process of initiating formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The Company is currently and will continue to utilize internal and external resources to implement, reprogram, or replace and test software and related assets affected by the Year 2000 issue. The Company expects to complete the majority of its efforts in this area by mid 1999 leaving adequate time to assess and correct any significant issues that may materialize.

     The total cost to the Company of these Year 2000 compliance activities has not been material to its financial position or results of operations as of the quarter ended and three quarters ended March 28, 1998. The Company has an internal committee dedicated to assessing the full impact of the Year 2000 issue. Although most of the Company's major computer systems have already been evaluated, all of the necessary data to determine future costs related to various support systems is not yet available. Anticipated costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which will be derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans, transactions, send invoices, or engage in similar formal business activities.

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




                             KEY TRONIC CORPORATION



             /S/ JACK W. OEHLKE
             Jack W. Oehlke                  Date:  May 12, 1998
             (Director, President, and
              Chief Executive Officer)



             /S/ RONALD F. KLAWITTER

             Ronald F. Klawitter              Date: May 12, 1998
             Principal Financial Officer




             /S/ KEITH D. CRIPE

             Keith D. Cripe                   Date: May 12, 1998
             Principal Accounting Officer


                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.