Form 10-K405
period 1998-06-27
KEY TRONIC CORP
filed 1998-09-22
CIK 719733

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

For the Fiscal Year Ended                            Commission File Number
June 27, 1998
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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $26,331,883 as of August 14, 1998.

The number of shares of Common Stock of the Registrant outstanding as of August 14, 1998 was 9,630,830 shares.

The Exhibit Index is located at Page 36.

                      DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Registrant's Proxy Statement, pages 1 - 37, pursuant to Regulation 14A, covering the Annual Meeting of Shareholders to be held October 22, 1998 is incorporated by reference into Part III.


                             KEY TRONIC CORPORATION
                                 1998 FORM 10-K




                               TABLE OF CONTENTS

                                                                         Page
                                     PART I

Item 1.   Business........................................................3-7

Item 2.   Properties........................................................7

Item 3.   Legal Proceedings...............................................7-8

Item 4.   Submission of Matters to a Vote of Security Holders...............9


                                    PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters..............................................10

Item 6.   Selected Financial Data..........................................10

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................11-17

Item 8.   Financial Statements and Supplementary Data...................18-34

Item 9.   Disagreements on Accounting and Financial Disclosure.............34



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant............34-36

Item 11.  Executive Compensation...........................................36

Item 12.  Securities Ownership of Certain Beneficial Owners and
          Management.......................................................36

Item 13.  Certain Relationships and Related Transactions...................36


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule, Reports on Form
          8-K and Signatures............................................36-41


FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements in addition to historical information. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.
Risks and uncertainties that might cause such differences include, but are not limited to those outlined in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks and Uncertainties that May Affect Future Results." Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10Q.


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

The majority of the Company's keyboards are custom designed for a particular computer product, although an increasing percentage consist of standard configurations or those that have been tailored to meet industry standards. Key Tronic has the capability to produce a variety of keyboards and keycap configurations to provide to computer manufacturers for their intended applica-tions.

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

KEYBOARD PRODUCTS

During 1998, 1997 and 1996, the Company realized revenues of approximately $145.3 million, $150.9 million and $169.1 million, respectively, from the sale of keyboards representing approximately 85 percent, 82 percent and 84 percent of total sales.

LOW PROFILE KEYBOARDS

In 1979, Europe led a move toward adopting ergonomic standards for computer products designed to maximize operator comfort. The resulting DIN (Deutsche Industry Norm) standards were based on engineering studies of physical comfort factors when using computer products. The standards as applied to keyboards require a lower profile, designed to permit faster and more efficient data entry with less operator fatigue. This new design has become the worldwide standard. During 1981, Key Tronic committed to the extensive retooling required to manufacture the new lower profile design, and was the first domestic manufacturer in volume production of the low profile keyboards satisfying the DIN standards. The Company's low profile keyboards incorporate both the capacitance and membrane switch technologies. The Company believes it has a major position in the low profile noncaptive market.

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

ALTERNATIVE INPUT DEVICES

The Company realized revenue from non-keyboard products, which in the aggregate, accounted for $24.8 million, $34.0 million and $31.9 million in 1998, 1997 and 1996 representing approximately 15 percent, 18 percent and 16 percent of total sales. The significant dollar decrease in 1998 was due primarily to decreased customer orders for plastic components which are used on computer peripherals. In fiscal 1997, sales of these plastic components were the largest contributing factor to increasing revenues from alternative input devices.

CUSTOM MANUFACTURING

The Company utilizes its extensive fabrication and assembly capabilities to offer certain contract manufacturing services. Such services have included manufacture of tooling, custom molding, as well as complete fabrication and assembly of unique custom assemblies. The Company plans to increase its contract manufacturing services. Target markets will include customers in computers, computer peripherals, telecommunications and medical devices.

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

The OEM market has increasingly demanded rapid response time and design adaptability from keyboard manufacturers. New computer products are continually being introduced by computer manufacturers, with the timing of product introduction often perceived as having distinct marketing advantages. Developing a keyboard for a new application is a custom process, which requires frequent contact with the customer while working through changes during design stages. Computer manufacturers place a premium on the ability of the keyboard manufacturer to design and produce keyboards which meet their technical specifications and aesthetic considerations which are delivered in accordance with production schedules.

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

The Company uses numerous injection molding machines in producing more than 50,000 different keycaps, enclosures and various plastic parts for the entire keyboard. Designs by Key Tronic engineers in both tooling and molding have improved standard processing time and thereby increased productivity. During fiscal 1998, Key Tronic introduced stack molding technology to the manufacturing process. Stacked molds allow the Company to utilize two molds simultaneously thereby producing twice as many parts in nearly the same cycle time used for one part. The molding machines used by the Company employ the latest technology, including the ability to mix plastics and determine the color of finished components as part of the molding process. This automated, pneumatically-fed process, not only allows precise control of color determination, but also results in lower product costs and improved component quality. The Company also produces blank keytops for certain models with print legends using a print process to apply the colored inks and laser technology to produce entire key configuration layouts.

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

Hewlett Packard accounted for approximately 31 percent, 34 percent and 34 percent of net sales in 1998, 1997 and 1996. Microsoft accounted for approximately 13 percent, 7 percent and 17 percent of net sales in 1998, 1997 and 1996. Toshiba Corporation accounted for approximately 11 percent of net sales in fiscal 1997; however, in fiscal 1998, sales to Toshiba only represented 2 percent of net sales. No other customer accounted for more than 10 percent of net sales during any of the last three years. In 1998, 1997 and 1996, the five largest customers accounted for 61 percent, 65 percent and 68 percent of total sales, respectively.

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

FOREIGN MARKETS

In 1998, $70.9 million, or 41.7 percent of the Company's revenues were from foreign sales, primarily sales in Europe, the Far East, Canada, Mexico, and South America. Foreign sales in 1997 and 1996 were $78.2 million and $87.0 million, respectively. Foreign sales are made primarily through the Company's direct sales force in the U.S. and Ireland.

For additional financial information about foreign operations, see Note 12 to the Consolidated Financial Statements.

BACKLOG

At August 15, 1998, the Company had an order backlog of approximately $15 million. This compares with a backlog of approximately $16 million at August 30, 1997. The decrease in backlog is a result of decreased customer demand for products due to various market-driven factors and decreased manufacturing lead time. Order backlog is not necessarily indicative of future sales. Order backlog consists of purchase orders received for products with a specified shipment date, although shipment dates are subject to change due to design modifications or other customer requirements. All orders in backlog are expected to be filled within the current fiscal year.

RESEARCH, DEVELOPMENT, AND ENGINEERING

The Company's research, development, and engineering expenses were $4.6 million, $5.2 million, and $6.0 million in 1998, 1997 and 1996, respectively. Research, development and engineering expenses as a percentage of sales were 2.7 percent,
2.8 percent and 3.0 percent in 1998, 1997 and 1996, respectively.

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

EMPLOYEES

As of August 15, 1998, the Company had approximately 2,685 employees. Management considers its employee relations to be excellent. None of the Company's U.S. employees are represented by a union. The Company has never experienced any material interruption of production due to labor disputes.

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

ITEM 2.  PROPERTIES

The Company owns its principal research and administration facility, which is located in Spokane, Washington. The Company also owns a 155,000 sq. ft. assembly and molding facility in Juarez, Mexico in addition to a 60,000 sq. ft. manufacturing and assembly facility in Las Cruces, New Mexico and a Sales, Marketing and Product distribution facility in Ireland. The Company leases two manufacturing facilities in the Spokane Industrial Park which total 216,000 sq. ft. and an 80,000 sq. ft. warehouse in El Paso, Texas. The Spokane Industrial Park leases expire on January 31, 2000 and November 30, 2002, and the El Paso lease expires on July 31, 2002. In the fourth fiscal quarter of 1996, the Company began restructuring it's manufacturing and assembly facility in Ireland into a Sales, Marketing, and Product distribution facility. This action was completed in the first fiscal quarter of 1997. In September of 1997, the Company signed a five-year operating lease with a local company for property located in Cheney, Washington. The lease terms include an option to buy the property upon notice at any time during the course of the lease. During the fourth fiscal quarter of 1998, the Company leased space of approximately 1,098 square meters in a building in Shanghai, China. The Company plans to begin an assembly operation in this facility within the next several months. The Company considers its properties in good condition, well maintained and generally suitable for operations. The Company considers the productive capacity of the rest of its operations sufficient to carry on the Company's business. The facilities in Juarez, Mexico; Las Cruces, New Mexico; and El Paso, Texas are a result of the acquisition of assets of Honeywell Inc.'s Keyboard Division. In fiscal 1997, the Company began an expansion project of its facility in Juarez, Mexico to provide more manufacturing lines and increase molding capacity. This expansion was completed during the first quarter of fiscal 1998.

ITEM 3.  LEGAL PROCEEDINGS

The Company currently has fifty-three suits by computer keyboard users which are in State or Federal Courts in Illinois, New York, and Pennsylvania. These suits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to plaintiffs' injuries. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance, however the likelihood that punitive damages, if awarded, will be covered by insurance is remote. A total of one hundred and fifty-four suits have been dismissed in California, Connecticut, Florida, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, Pennsylvania and Texas. One of the one hundred and fifty-four dismissed suits is on appeal, in New York. The Company believes it has valid defenses and will vigorously defend these claims. These claims are in the early stages of discovery. Given the early stage of litigation, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, the range of reasonably possible losses in connection with these suits is not estimable at this time. Therefore no provision has been made to cover any future costs. Management's position will change if warranted by facts and circumstances.

(Also see Note 10 to the Consolidated Financial Statements contained in the Company's 1998 Annual Report to Shareholders.)


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


                                  PART II

ITEM 5:   MARKET FOR REGISTRANTS COMMON STOCK AND RELATED SHAREHOLDER MATTERS

SECURITIES

     Key Tronic Corporation's common stock is traded in the over-the-counter market and is listed on the NASDAQ National Market System under the symbol KTCC. Quarterly high and low sales prices for Key Tronic common stock for fiscal years 1998 and 1997 were as follows:

                                1998                        1997
                            High      Low               High      Low

     First Quarter         $5.688    $4.375          $8.375     $6.375
     Second Quarter         5.625     4.000           9.000      7.000
     Third Quarter          4.750     3.125           7.750      3.750
     Fourth Quarter         4.125     2.250           6.625      4.500

     As of August 20, 1998 the Company had 1,496 shareholders of record. The Company's current line of credit agreement contains a covenant which prohibits the declaration or payment of dividends (see Note 5 to Consolidated Financial Statements). The Company has never paid a cash dividend and does not anticipate payment of dividends on its Common Stock in the foreseeable future.

ITEM 6:   SELECTED FINANCIAL DATA

                    KEY TRONIC TEN-YEAR FINANCIAL HIGHLIGHTS


(Dollars in millions, except share amounts)

                                    1998    1997    1996    1995    1994    1993    1992    1991    1990    1989

Net Sales                        $170.1   $184.9  $201.0  $207.5  $159.4  $123.3  $124.0  $141.0  $140.2  $145.9


Operating Income (loss)             1.2      1.9     0.2     9.8    (8.3)    3.7    (7.7)   (7.5)    0.5     2.9


Net Income (loss)                  (0.9)     0.3    (1.8)    4.4    (1.1)    3.8    (7.5)   (7.7)    1.5     3.1


Earnings (loss) per share          (0.09)    0.03   (0.22)    .43   (0.13)   0.42   (0.96)  (1.00)   0.18    0.37


Depreciation/amortization           9.6      8.9    10.0     8.9     8.6     6.3     6.9     5.4     6.5     8.6


Total Assets                       97.0    100.2    93.5   115.1   101.9    61.8    62.2    68.6    75.4    80.8


Net working capital                34.4     38.5    28.0    37.7    28.5    20.0    17.2    19.7    33.9    38.0

Long-term Debt (net of current)    22.9     27.0    17.3    28.5    26.6     0.8     0.8     0.1     0.0     1.1


Shareholders' equity               48.8     49.8    49.5    51.3    44.5    43.4    40.5    46.4    54.9    56.7


Book value/share                    5.06     5.18    5.80    6.06    5.38    5.54    5.21    6.00    7.09    6.79


Cash dividends per share            0        0       0       0       0       0       0       0       0       0


Number of shares outstanding
at year-end (thousands)         9,631    9,611   8,534   8,456   8,271   7,837   7,757   7,736   7,736   8,356


Number of employees
(year-end)                      2,721    2,429   2,824   2,925   2,163   1,204   1,618   2,241   2,127   2,351


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1998: Fiscal year 1998 sales improved sequentially over the first three quarters but declined during the fourth quarter. The Company maintained profitability for the first three quarters of the fiscal year, but the decline in sales during the fourth quarter resulted in a loss for the year. The decline in the fourth quarter was due to decreasing customer orders because of market conditions in the computer industry. The Company has been successful in increasing its market share by expanding its customer base during the year, but prices declined at a greater rate which resulted in lower sales and profitability compared to the previous year.

Unit keyboard sales increased 15.0% in fiscal 1998 compared to fiscal 1997, but the average selling price declined by 16.3%. The Company continues to increase its manufacturing operations in its Juarez, Mexico facility to combat the pressures of ever decreasing unit prices for its keyboards. The Company is also currently working with a subcontractor in China for the assembly of keyboards and other input devices.

If keyboard technology remains the same, pricing is expected to continue declining in future years. The Company plans to focus its molding and manufacturing capabilities on increasing production in contract manufacturing and design in the new fiscal year. At the present time, return on investment in this market tends to be more lucrative than for keyboards. Within the first quarter of fiscal 1999, the Company should be in a position to open its own assembly facility in China to support one of its major OEM customers in this area.

1997: Sales for fiscal 1997 gradually increased for the first three quarters of the year. Fourth quarter sales dropped significantly from the third quarter due to decreased customer requirements; however, the Company was able to maintain profitability for all four quarters of the year. Although the Company won several new programs in fiscal 1997, shipments in volume with associated revenues were not expected to commence until the last half of fiscal 1998; however, in the fourth quarter of fiscal 1998, the Company's customers decreased their orders due to market conditions, and this expectation was not met.

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

The Company's gross profit percentage increased .8% to 14.2% in fiscal 1997 compared to fiscal 1996.

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

Concentration of Major Customers. At present, the Company's customer base is highly concentrated, and there can be no assurance that its customer base will not become more concentrated. Two of the Company's OEM customers accounted for 31% and 13% individually, of net sales during fiscal 1998. In 1997, these same customers accounted for 34%, and 7% of the Company's net sales. In fiscal 1997, another customer accounted for 11% of net sales; however, in fiscal 1998, this customer accounted for only 2% of net sales. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company's customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company's major customers or the reduction, delay or cancellation of orders from such customers could materially and adversely affect the Company's business, operating results and financial condition.

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

Litigation. The Company currently is a party to fifty-three lawsuits brought by computer keyboard users in state and federal courts. These lawsuits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to the claimants' alleged injuries, generally referred to as repetitive stress injuries
(RSI) or cumulative trauma disorders (CTD). The Company believes it has valid defenses to these claims, and it will vigorously defend them. These lawsuits are in the early stages of discovery. At this time, management believes that it is not likely that the ultimate outcome of these lawsuits will have a material adverse effect on the Company's financial position. However, given the limited information currently available, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, management's position will change if warranted by facts and circumstances.

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

Dilution and Stock Price Volatility.   As of June 27, 1998, there were
outstanding options and warrants for the purchase of approximately 2,000,000 shares of common stock of the Company ("Common Stock"), of which options and warrants for approximately 1,000,000 shares were vested and exercisable.
Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

Year 2000 Matters. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar formal business activities.

Many of the Company's systems include hardware and packaged software purchased from vendors who have represented that these systems are already Year 2000 compliant. The Company has also initiated a conversion from existing software to programs that are represented to be Year 2000 compliant.

The Company has communicated with all of its significant suppliers, and is in the process of initiating formal communications with all of its large customers and other external agencies to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

NET SALES

Net sales in 1998 were $170.1 million compared to $184.9 million and $201.0 million in 1997 and 1996, respectively. This represents approximate decreases of 8.0% in both 1998 and 1997. The average unit selling prices of the Company's keyboard products declined by 16.3% in 1998 compared to 18.3% in 1997. Offsetting these price declines were increases in unit volumes of 15.0% and 9.1% in 1998 and 1997, respectively.

COST OF SALES

In 1998, cost of sales was 86.8% of sales compared to 85.8% in 1997 and 86.6% in 1996. The increase in 1998 is due primarily to lower revenues. The decrease in 1997 was due to the redeployment of production from the Company's Dundalk, Ireland plant to its lower cost facility in Juarez, Mexico as well as increased unit sales volume. The Company provides for warranty costs based on historical experience and anticipated product returns. The amounts charged to expense were $1,480,000 $1,290,000, and $1,121,000 in 1998, 1997, and 1996, respectively.
The Company provides for obsolete and nonsaleable inventories based on specific identification of inventory against current demand and recent usage. The amounts charged to expense were $1,850,000, $1,953,000, and $2,906,000 in 1998,
1997, and 1996, respectively.

RESEARCH, DEVELOPMENT AND ENGINEERING

The Company's research, development and engineering (RD&E) expenses were $4.6 million, $5.2 million, and $6.0 million, in 1998, 1997, and 1996, respectively. As a percent of sales, these expenses were 2.7%, 2.8%, and 3.0%, respectively. In 1998, 1997, and 1996 the Company focused most of its RD&E efforts on products for large Original Equipment Manufacturers. The quantity of projects on which the Company worked has remained fairly constant over the course of the three years. The decreases in fiscal 1998 and 1997 are primarily the result of better design controls and increased cost recovery for services performed.

SELLING EXPENSES

Selling expenses were $8.3 million, $8.2 million, and $5.6 million, in 1998, 1997, and 1996, respectively. Selling expenses as a percent of revenue were 4.9%, 4.4%, and 2.8%, respectively. In fiscal 1998, the Company utilized the services of independent sales representatives as well as its own outside sales force to further promote both retail and OEM products. The slight increase in selling expenses over the course of the current fiscal year is primarily the result of additional expenses for commissions, compensation and retail sales incentive programs. In fiscal 1997, the Company utilized the services of outside market research firms and consultants to evaluate the market viability of certain products currently in the planning stages and to advise the Company regarding the feasibility of a partnership with another company to increase sales in the Far East. Also, the transition of customer shipments from Ireland to Juarez generated additional freight charges which were absorbed by the selling departments. The remaining increase in selling costs was directly related to the Company's first full year of participation in the retail market. To promote greater sales activity, the Company increased its outside sales force and introduced an inside sales incentive program. These steps increased expenses for commissions, compensation, and travel. The retail marketplace requires frequent demo units which increases freight costs. The Company made its decision to actively participate in the retail market during fiscal 1996, and the start-up costs associated with that decision were absorbed in fiscal years ended 1996 and 1997.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $8.5 million, $10.0 million and $12.5
million, in 1998, 1997, and 1996, respectively.   General and administrative
costs as a percentage of sales were 5.0%, 5.4%, and 6.2%, in 1998, 1997, and 1996, respectively. The decrease in 1998 is due primarily to decreased expenditures for compensation, taxes, travel, and various other operating expenses. The decrease in compensation expense relates primarily to the departure of one of the Company's officers at the end of fiscal 1997. The position was filled by another of the Company's officers which left a permanent headcount reduction in the department. The decrease in fiscal 1997 was partially due to $1,273,000 in eliminated costs resulting from the scaling down of European Operations at the end of fiscal year 1996. The balance of the decrease was primarily due to cost reductions in compensation, business taxes, depreciation, and hiring and moving costs.

INTEREST EXPENSE AND OTHER

The Company had interest expense of $2,108,000, $2,328,000, and $3,047,000, in 1998, 1997 and 1996, respectively. The decrease in 1998 is due to additional paydown of the Company's term debt which bears a somewhat higher interest rate than its revolving loan. The decrease in 1997 is partially due to a lower interest rate obtained when the Company refinanced its debt in December 1996. The balance of the 1997 decrease is due primarily to a lower amount of interest bearing debt outstanding for a longer period of time in 1997 than in 1996.

INCOME TAXES

The Company had income tax expense of $156,000, $862,000, and $1,240,000 in 1998, 1997, and 1996, respectively. Income tax expense (benefit) on foreign operations represented $433,000, $530,000 and ($251,000) of the income tax expense in 1998, 1997, and 1996, respectively. The Company has U.S. tax loss carryforwards of approximately $25.5 million which expire in varying amounts in the years 2006 through 2012. In 1998 income from European operations decreased the Company's effective income tax rate, because such income is taxed at a lower rate than income from U.S. operations. In 1997 and 1996 losses on European operations increased the Company's effective income tax rate since such losses are not deductible for U.S. income tax purposes. In 1997 the Company's effective tax rate differed from the statutory rate principally because of statutory taxes on Mexican operations and the recapture of prior tax benefits on European operations. In 1996 the income tax provision primarily resulted from net income from domestic operations and has been reported net of any tax benefit from foreign operations.

The Company accounts for income taxes in accordance with "Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes" (SFAS 109) (see Note 7 to the June 27, 1998 Consolidated Financial Statements). Pursuant to SFAS 109 the Company has recorded a deferred tax asset. The balance of the deferred tax asset on June 27, 1998 was $5,879,126, which was net of a valuation allowance of $8,609,436.

INTERNATIONAL (MEXICO, EUROPE, ASIA)

The Company owns an assembly and molding facility in Juarez, Mexico. This subsidiary, Key Tronic Juarez, SA de CV, is primarily used to support the Company's domestic and European operations.

Key Tronic Europe, Ltd. (KTEL), the Company's facility in Dundalk, Ireland, was restructured in fiscal years 1997 and 1996 to become a sales and distribution facility. The keyboards previously manufactured in Ireland to support the European market are now assembled at the Juarez, Mexico facility. This decision was made as a cost-saving measure in fiscal 1996.

Foreign sales from worldwide operations, including domestic exports, were $70.9 million in 1998 compared to $78.2 and $87.0 million in 1997 and 1996, respectively. Foreign sales were 41.0% of net sales in 1998 compared to 42.3% and 43.3% in 1997 and 1996, respectively. Sales from KTEL represented 11.0% of consolidated sales to unaffiliated customers in 1998, compared to 13.1% in 1997 and 20.4% in 1996, respectively (see Note 12 to the June 27, 1998 Consolidated Financial Statements).

CAPITAL RESOURCES AND LIQUIDITY

The Company generated cash flow from operating activities of $7.8 million, $.7 million, and $19.1 million in 1998, 1997, and 1996, respectively. Capital expenditures were $7.1 million, $9.6 million, and $7.1 million in 1998, 1997, and 1996, respectively. The Company's cash position decreased by $2.5 million in 1998 compared to an increase of $.2 million and a decrease of $1.9 million in 1997 and 1996, respectively. Cash generated from operating and financing activities allowed the payment of $6.4 million in long-term debt to its financing company and the purchase of $7.1 million in property and equipment. The Company had working capital of $34.4 million and $38.5 million at June 27, 1998 and June 28, 1997. The decrease in working capital was due primarily to lower cash balances and trade receivables and an increase in account payable. The decrease in trade receivables is explained below. The increase in accounts payable is due primarily to tighter cash controls offset by payments made on debt.

Trade receivables were $23.1 million at June 27, 1998, a decrease of $3.9 million from 1997. The decrease in trade receivables was caused in part by lower sales in periods 11 and 12 of fiscal 1998 compared to the same periods of fiscal 1997. Another contributing factor was the Company's improved collection cycle. Days sales outstanding (DSO's) decreased from 56 at the end of fiscal 1997 to 52 in the current year. Inventories were $24.7 million and $21.5 million at June 27, 1998 and June 28, 1997. The increase in inventory is primarily a result of finished goods held in warehouses throughout Europe in support of the Company's customers.

On December 31, 1996, the Company entered into a secured financing agreement with General Electric Capital Corporation (GECC). This agreement contains a term note for up to $11,000,000 and a revolving loan for up to $25,800,000. During the second quarter of fiscal 1998, the Company entered into an operating lease agreement with GECC which reduced the borrowing limit on the revolving loan by $4.2 million. The revolving loan agreement is secured by the assets of the corporation. The agreement contains financial covenants that relate to maximum capital expenditures, minimum debt service coverage, minimum earnings before interest expense, income tax, depreciation, and amortization, and maximum leverage percentages. In addition to these financial covenants, the financing agreement restricts investments, disposition of assets, and payment of dividends. At June 27, 1998 and June 28, 1997, the Company was in compliance with all debt covenants. As of June 27, 1998, the revolving loan balance decreased $.9 million when compared to the balance as of June 28, 1997. This decrease can be attributed to additional cash from more aggressive collection efforts.

The Company anticipates that capital expenditures of approximately $10.2 million will be required during the next fiscal year. Capital expenditures are expected to be financed through cash flow from operating activities and operating leases.

Real estate held for sale is carried at the lower of cost or net realizable value. In September of 1997, the Company signed a five-year operating lease with a local company for this property. Monthly lease payments are $21,000, and the proceeds are used to pay down the Company's term debt per a special agreement with General Electric Capital Corporation. The lease terms include an option to buy the property upon notice at any time during the course of the lease. The building is listed with a real estate broker as the Company continues to actively sell the property.

The Company believes that funds available under the line of credit, and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

YEAR 2000 MATTERS

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

The Company has an internal committee made up of representatives from seven strategic areas that are dedicated to the year 2000 issue, and the committee meets on a regular basis to discuss any changes to applications that are considered critical to the Company's operations. To date, each area has identified those applications, functions, and software programs that are considered critical to the Company's operations and has also identified those that are not year 2000 compliant.

Progress has been made in the current fiscal year to upgrade software programs that were not compliant. Costs associated with such upgrades have been immaterial and have been expensed as incurred. The Company has contacted its critical suppliers and the majority of all suppliers by survey regarding their year 2000 readiness and, although it has received responses from all critical suppliers, it has received target dates for compliance from less than one-fourth of them to date. Production and test equipment as well as production facilities are being evaluated for compliance, and steps are being taken to correct any problem areas.

The Company's foreign subsidiaries are also involved in determining whether or not their equipment, facilities, and utilities are year 2000 compliant, and they are advising the committee accordingly.

Less progress has been made in evaluating embedded systems, because they are more difficult to identify; however, the committee is aware of their importance and is taking steps to both identify and correct any date-sensitive systems found non-compliant.

Based on information currently available, management does not believe that there will be any material impact on future financial statements for changes necessary to bring the Company's systems into year 2000 compliance. It is believed that the greatest risk to the Company will be from outside firms that the Company relies on for its operations. Relationships with such firms could interfere with the Company's ability to make shipments and therefore impact sales. As of June 27, 1998, the Company does not have contingency plans in place to cover these types of problems, but it plans to have all such risks to its operations identified and fully covered by contingency plans no later than mid 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's major market risk relates to its secured debt (see notes to financial statements). A portion of the Company's accounts receivable and inventories are used as collateral for its term and revolving debt. The interest rates applicable to the Company's debt fluctuate with the London Interbank Offered Rate (LIBOR). Over the past fiscal year, the highest LIBOR rate was 6.000% at the end of December, 1997. This rate continued through the month of January, 1998 and has since remained less than 6.000%.

The table below presents principal (or notional) amounts and related weighted average variable interest rates by fiscal year of maturity. The weighted average variable interest rates for fiscal years 1999 and thereafter are estimated based on implied forward rates in the yield curve as of June 27, 1998. These forward rates have been increased by 2% for the term debt and 1.75% for the revolving debt based on debt service coverage of less than .9 (see Note 5 to the June 27, 1998 Consolidated Financial Statements). All items described in the table are non-trading and are stated in U.S. dollars.


                                                                         Fair Value
                                                                           June 27,
In thousands        1998    1999   2000   2001   2002  Thereafter    Total     1998

Interest rate risk:

Long-term debt-
floating rate:

Secured term debt   8,332  2,000   2,000  2,000  2,000    332       8,332    8,332
Average interest
rate                7.69%   7.84%  7.87%  7.91%  7.92%   7.94%

Secured revolving
  debt             15,153                       15,153             15,153   15,153
Average interest
rate                7.44%                        7.67%


The Company does not enter into derivative transactions or leveraged swap agreements.

Although the Company does have international operations, the functional currency for all active subsidiaries is the U.S. dollar, so it is not subject to dramatic currency translation adjustments. The Company imports for its own use raw materials that are used in its manufacturing operations. Such purchases are denominated in U.S. dollars and are paid for under normal trade terms.

Management does not believe that the European conversion to Euro-currency scheduled for January 1, 1999, will have a material effect on its financial statements taken as a whole, primarily because its sales worldwide are predominantly in U.S. dollars.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Key Tronic Corporation.

We have audited the accompanying consolidated balance sheets of Key Tronic Corporation (the Company) and subsidiaries as of June 27, 1998 and June 28, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended June 27, 1998, June 28, 1997, and June 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Key Tronic Corporation and subsidiaries at June 27, 1998 and June 28, 1997, and the results of their operations and their cash flows for the years ended June 27, 1998, June 28, 1997, and June 29, 1996, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Seattle, Washington
August 10, 1998




CONSOLIDATED BALANCE SHEETS

(In thousands)                                              JUNE 27,   JUNE 28,
                                                                1998       1997
-------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                   $    288   $  2,812
Trade receivables, less allowance for doubtful
   accounts of $885 and $905                                  23,103     26,989
Inventories                                                   24,723     21,481
Real estate held for sale                                      2,134      2,243
Deferred income tax asset, net                                 1,681      1,444
Customer tooling                                               4,855      3,016

Other                                                          3,127      3,860
-------------------------------------------------------------------------------
     Total current assets                                     59,911     61,845
-------------------------------------------------------------------------------
PROPERTY, PLANT, AND EQUIPMENT-AT COST                       103,551     97,155
   Less accumulated depreciation                              73,621     65,135
-------------------------------------------------------------------------------
     Total property, plant, and equipment                     29,930     32,020
-------------------------------------------------------------------------------

OTHER ASSETS:
Deferred income tax asset, net                                 4,198      3,857
Other (net of accumulated amortization of $170 and $81)        1,770      1,030
Goodwill (net of accumulated amortization of $511 and $383)    1,276      1,403
-------------------------------------------------------------------------------
                                                            $ 97,085   $100,155
===============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term obligations                    $  2,105    $ 1,379
Accounts payable                                              15,525     14,319
Accrued compensation and vacation                              2,750      3,033
Accrued taxes other than income taxes                          1,558      1,142
Interest payable                                                 132        166
Other                                                          3,257      3,289
-------------------------------------------------------------------------------
     Total current liabilities                                25,327     23,328
-------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
Long-term obligations, less current portion                   22,898     27,010
-------------------------------------------------------------------------------
     Total long-term liabilities                              22,898     27,010
-------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTES 5,6, AND 10)

SHAREHOLDERS' EQUITY

Common stock, no par value, authorized 25,000 shares;
  issued and outstanding 9,631 and 9,611 shares               38,273     38,165
Retained earnings                                             10,342     11,228
Foreign currency translation adjustment                          245        424
-------------------------------------------------------------------------------
     Total shareholders' equity                               48,860     49,817
-------------------------------------------------------------------------------
                                                            $ 97,085   $100,155
===============================================================================
See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Years Ended
(In thousands, except per share amounts)                    JUNE 27,   June 28,   June 29,
                                                                1998       1997       1996
------------------------------------------------------------------------------------------
NET SALES                                                   $170,050   $184,927   $201,038
Cost of sales                                                147,541    158,617    174,052
------------------------------------------------------------------------------------------

GROSS PROFIT ON SALES                                         22,509     26,310     26,986

OPERATING EXPENSES:
Research, development and engineering                          4,579      5,164      5,997
Selling                                                        8,291      8,216      5,597

General and administrative                                     8,465      9,965     12,543
Provision for restructuring                                        -      1,108      2,669
------------------------------------------------------------------------------------------
OPERATING INCOME                                               1,174      1,857        180
INTEREST EXPENSE                                               2,108      2,328      3,047
OTHER INCOME                                                    (204)    (1,901)    (2,272)
------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM        (730)     1,430       (595)
INCOME TAX PROVISION                                             156        862      1,240
------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                         (886)       568     (1,835)
Extraordinary item: extinguishment of debt, net of
applicable income taxes of $127                                    -        246          -
------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                           $   (886)  $    322   $ (1,835)
                                                            ===============================
EARNINGS (LOSS) PER SHARE:
Earnings (loss) per common share before extraordinary item:
Earnings per common share _ basic and diluted               $   (.09)  $    .06   $  (.22)

Earnings per share after extraordinary item:
Earnings per common share _ basic and diluted               $   (.09)  $    .03   $  (.22)

Weighted average shares outstanding                             9,626     8,895      8,522
Diluted shares outstanding                                      9,626     9,525      8,522
------------------------------------------------------------------------------------------


See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                        Foreign
                                                                        Currency
                                        Common    Stock     Retained   Translation
(In thousands)                          Shares   Amount     Earnings    Adjustment    Total
---------------------------------------------------------------------------------------------
BALANCES, JULY 1, 1995                   8,456    $37,484    $12,741      $1,041      $51,266
---------------------------------------------------------------------------------------------
Net loss - 1996                                               (1,835)                  (1,835)
Issuance of stock under stock options       78        658                                 658
Foreign currency translation adjustment                                     (613)        (613)
---------------------------------------------------------------------------------------------
BALANCES, JUNE 29, 1996                  8,534    $38,142    $10,906      $  428      $49,476
---------------------------------------------------------------------------------------------
Net income - 1997                                                322                      322
Issuance of restricted stock             1,070          -                                   -
Issuance of stock under stock options        7         23                                  23
Foreign currency translation adjustment                                       (4)          (4)
---------------------------------------------------------------------------------------------
BALANCES, JUNE 28, 1997                  9,611    $38,165    $11,228      $  424      $49,817
---------------------------------------------------------------------------------------------
Net loss - 1998                                                 (886)                    (886)
Issuance of stock                           20        108                                 108
Foreign currency translation adjustment                                     (179)        (179)
---------------------------------------------------------------------------------------------
BALANCES, JUNE 27, 1998                  9,631    $38,273    $10,342       $ 245      $48,860
---------------------------------------------------------------------------------------------
See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Years Ended
(In thousands)                                              JUNE 27,   June 28,   June 29,
                                                                1998       1997       1996
------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $ (886) $   322  $(1,835)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES:
Depreciation and amortization                                  9,577    8,903    9,974
Provision for restructuring of business line                       -    1,108    2,669
Provision for obsolete inventory                               1,850    1,953    2,906
Provision for doubtful receivables                                75       10       87
Provision for warranty                                         1,477    1,290    1,121
Gain on disposal of assets                                      (244)    (267)    (730)
Deferred income tax provision                                   (578)     205    1,294
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Trade receivables                                              3,811   (3,641)  10,519
Inventories                                                   (4,142)    (368)     (39)
Other assets                                                  (2,922)  (3,860)   1,809
Accounts payable                                               1,206   (1,258)  (6,073)
Employee compensation and accrued vacation                      (283)      97   (1,216)
Other liabilities                                             (1,127)  (3,756)  (1,921)
------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                          7,814      738   18,565
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                            (7,096)  (9,635)  (7,060)
Proceeds from sale of property and equipment                      80    1,131      358
------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                             (7,016)  (8,504)  (6,702)
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs                                       (44)    (811)     (22)
Proceeds from issuance of common stock                           108       23      681

Proceeds from long-term obligations                            3,047   26,845        -
Payments on long-term obligations                             (6,433) (18,044) (14,344)
------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (3,322)   8,013  (13,685)
------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            -       (4)     (64)
------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (2,524)     243   (1,886)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   2,812    2,569    4,455
------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                        $  288  $ 2,812  $ 2,569
                                                              ========================

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

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include Key Tronic Corporation and its wholly owned subsidiaries in Ireland, Mexico, and the United States. Significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful receivables, the reserve for obsolete and non-saleable inventories, the valuation allowances on deferred tax assets, and the reserve for warranty costs. Actual results could differ from those estimates.

CASH EQUIVALENTS
     The Company considers investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates fair value.

INVENTORIES
     Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out (FIFO) method. The reserve to adjust inventory to market value for obsolete and nonsaleable inventories was approximately $2,739,000 and $2,938,000 at June 27, 1998 and June 28, 1997,
respectively. The Company provides for obsolete and nonsaleable inventories based on specific identification of inventory against current demand and recent usage.

CUSTOMER TOOLING
Customer tooling is the Company's prepaid tooling design and construction costs for customer specified new production tools and molds. Each new project is assigned a project number, and expected project costs are recorded and tracked against actual costs. These actual costs are invoiced to the Company's customers depending on the terms agreed upon during the quoting process prior to initiation of each new project.

PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are carried at cost and depreciated using accelerated and straight-line methods over the expected useful lives. Constructed molds and dies are expensed as incurred if there is no future utility beyond one year. Capitalized molds and dies are depreciated over the expected useful lives of one to three years.

VALUATION OF LONG-LIVED ASSETS
     Effective March 31, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews assets for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. Impaired assets are reported at the lower of cost or fair value. At June 27, 1998, it was determined that the Company's assets were appropriately valued and that further adjustments were not necessary.

GOODWILL
     Goodwill resulted from the acquisition of substantially all of the assets and liabilities of Honeywell, Inc.' s Keyboard Division on July 30, 1993. Goodwill is amortized on a straight-line basis over a period of fifteen years.

ACCRUED WARRANTY
     An accrual is made for expected warranty costs, with the related expense recognized in cost of goods sold. Management reviews the adequacy of this accrual quarterly based on historical analysis and anticipated product returns. Accrued warranty costs at June 27, 1998 and June 28, 1997 were $664,000 and $576,000 respectively.

NET SALES
     Sales are recognized when products are shipped. Provisions for estimated sales returns are not significant. The Company provides for doubtful accounts receivable primarily based on specific identification.

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

PER SHARE DATA
     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method. The computation assumes the proceeds from the exercise of stock options were used to repurchase common shares at the average market price during the period. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of common equivalent shares that would have an antidilutive effect on earnings per share. As of June 27, 1998, due primarily to the Company's financial loss for the year, common equivalent shares resulted in an antidilutive effect on earnings per share, and so, the earnings per common share assuming dilution is not reflected in the financial statements.

SIGNIFICANT CUSTOMERS
     One customer accounted for approximately 31%, 34%, and 34% of net sales for the years ended June 27, 1998, June 28, 1997, and June 29, 1996, respectively. This customer accounted for approximately 24% and 33% of trade receivables at June 27, 1998 and June 28, 1997, respectively. Another customer accounted for approximately 13%, 7%, and 17% of net sales in 1998, 1997, and 1996, respectively. This customer accounted for approximately 13% and 11% of trade receivables at June 27, 1998 and June 28, 1997, respectively. A third customer, new to the Company in fiscal 1997, accounted for approximately 11% of net sales for the year ended June 28, 1997. However, this same customer in fiscal year 1998 only accounted for 2% of net sales. No other customer accounted for more than 10% of net sales for the years ended June 27, 1998 and June 28, 1997.

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
     The functional currency of the Company's subsidiaries in Ireland and Mexico is the U.S. dollar. Realized foreign currency transaction gains and losses are included in general and administrative expenses. Until the end of fiscal 1998, assets and liabilities of the Company's subsidiary in Taiwan had been translated to U.S. dollars at year-end exchange rates. Revenues and expenses had been translated at average exchange rates. Translation gains and losses had been included in a separate component of shareholders' equity. The foreign currency translation adjustment of $179,000 for the year ended June 27, 1998, which is included in the Consolidated Statements of Shareholders' Equity is a result of final liquidation entries for the Company's subsidiary in Taiwan and is included in other income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values reflected in the balance sheet at June 27, 1998 and June 28, 1997, reasonably approximate the fair value of cash and cash equivalents. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is estimated to be $23.0 million and $27.0 million, respectively, as of June 27, 1998 and June 28, 1997, which approximates the carrying values of $23,484,913 as of June 27, 1998 and $26,845,169 as of June 28, 1997.

STOCK-BASED COMPENSATION
     Effective June 30, 1996 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-based Compensation," (SFAS 123). The Company has, however, elected to account for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees."

     SFAS 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 72 months; stock volatility, 58.36% in 1998, 56.6% in 1997, and 56.8% in 1996, respectively; risk free interest rates, 5.81% in 1998, 6.34% in 1997 and 6.45% in 1996, respectively; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1998, 1997, and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $1,764,000 ($.19 per share) in 1998, $1,072,000 ($.12 per share) in 1997, and $2,799,000 ($.33 per share) in 1996.
The weighted average fair values of options granted during fiscal years 1998, 1997, and 1996 are $2.34, $3.39, and $8.15 per share, respectively.

NEW ACCOUNTING PRONOUNCEMENTS
SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", were issued in late 1997 and are effective for companies whose fiscal years begin after December 27, 1997. Therefore, this standard will not be applicable to the Company until the year ending July 3, 1999. However, management believes the impact of adoption will not be material to the financial statements, taken as a whole.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued in February 1998 and is effective for companies whose fiscal years begin after December 15, 1997. Although this standard is not yet applicable to the Company, management has chosen to disclose the following information with regard to the new SFAS: The Company pays certain postretirement benefits for two former employees in accordance with SFAS No. 106 (see Note 5). These payments are expensed monthly. The Company has recorded a liability based upon the present value of future cash payments as specified in the agreements. Since there are no other postretirement agreements between the Company and its employees, management believes the impact of adoption will not be material to the financial statements, taken as a whole.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and is effective for companies whose fiscal years begin after June 15, 1999. The Company does not presently participate in the kinds of activities that the new SFAS applies to; therefore, management believes the impact of adoption will not be material to the financial statements.

FISCAL YEAR
     The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 1998, 1997, and 1996 ended on June 27, 1998, June 28, 1997, and June 29, 1996, respectively. Fiscal year 1999 will end on July 3, 1999.

2.   INVENTORIES

Components of inventories were as follows:    June 27,        June 28,
                                                  1998            1997
-----------------------------------------------------------------------
                                                 (in thousands)
          Finished goods                      $ 11,802         $ 9,119
          Work-in-process                        3,106           2,053
          Raw materials                         12,554          13,247
          Reserve for obsolescence              (2,739)         (2,938)
-----------------------------------------------------------------------
                                              $ 24,723         $21,481
=======================================================================

     Cost of goods sold includes charges of $1.9 million, $2.0 million, and $2.9 million resulting from reduction of inventories to estimated realizable value in 1998, 1997, and 1996, respectively.

3.   PROPERTY, PLANT AND EQUIPMENT

                                              June 27,        June 28,
          Classification               Life      1998           1997
                                   (in years)     (in thousands)
-----------------------------------------------------------------------
          Land                                $  2,486         $ 2,486
          Buildings and improvements  3 to 30   16,740          14,618
          Equipment                   1 to 10   70,673          66,968
          Furniture and fixtures      3 to 5    13,652          13,083
-----------------------------------------------------------------------
                                              $103,551         $97,155
=======================================================================


4.   RELATED PARTY TRANSACTIONS

(a) The Company has life insurance policies on the life of its founder with net death benefits totaling approximately $3,000,000. Of these, policies with death benefits totaling $750,000 have been designated to fund obligations of the Company to the founder's spouse in the event of his death and, accordingly, such obligations are not recorded in the financial statements. Net cash values of such policies are recorded in the amount of $338,000 and $256,000 in 1998 and 1997, respectively, and are included in other noncurrent assets.

     (b) Hiller Investment Company (HIC), beneficially owned by Stanley Hiller, Jr., the Company's Chairman of the Board of Directors, incurs various overhead expenses, consulting services and travel expenses on behalf of the Company. The manner in which costs incurred by HIC are charged to the Company is through specific identification. The cost of these services, which was charged against General and Administrative Expense, amounted to approximately $164,000, $186,000, and $221,000 in 1998, 1997, and 1996, respectively. No amounts were owed to HIC as of June 27, 1998 and June 28, 1997.

(c) Stanley Hiller Jr. has a 66.73% equity interest in Hiller Key Tronic Partners, L.P. (HKT Partners), a Washington limited partnership. Other directors and officers collectively have an 8.05% equity interest in HKT Partners. HKT Partners hold 1,070,396 shares of restricted common stock of the Company (see Note 9).

5.   LONG-TERM OBLIGATIONS

On December 31, 1996, the Company refinanced its debt with General Electric Capital Corporation (GECC). This secured financing agreement contains an $11 million term note and a revolving credit agreement for up to $25.8 million. The agreement is secured by the assets of the corporation. The agreement contains financial covenants that relate to maximum capital expenditures, minimum debt service coverage, minimum earnings before interest expense, income tax, depreciation, and amortization, and maximum leverage percentages. In addition to these financial covenants the financing agreement restricts investments, disposition of assets, and payment of dividends. At June 27, 1998 and June 28, 1997, the Company was in compliance with all debt covenants. The refinancing resulted in an extraordinary charge of $246,000 in fiscal year 1997, net of applicable income taxes of $127,000.

The term note is payable in quarterly installments of principal, each in the amount of $500,000 commencing in March 1998 and maturing in December 2001. In addition to these scheduled payments, the Company is also paying $21,000 per month against the term note which is a special agreement with GECC resulting from the Company's lease of its Cheney facility. If debt service coverage is greater than .9, this note bears interest at one and three-quarters percent (1.75%) in excess of the applicable London Interbank Offered Rate (LIBOR). If debt service coverage is less than or equal to .9, this note bears interest at two percent (2.00%) in excess of the applicable LIBOR rate. At June 27, 1998, the applicable LIBOR rate was 5.65234%, and the applicable interest rate was 7.65234%.

The revolving loan with GECC is renewable and covers an initial period of five years expiring on December 31, 2001. If debt service coverage is greater than
 .9, the applicable interest rate is one and one-half percent (1.5%) in excess of the applicable LIBOR rate. If debt service coverage is less than or equal to
 .9, the applicable interest rate is one and three-quarters percent (1.75%) in excess of the applicable LIBOR rate. At June 27, 1998, the applicable LIBOR rate was 5.65234%, and the applicable interest rate was 7.40234%. At June 27, 1998, there was $15.2 million borrowed on the revolving loan and approximately $10.2 million available for use under the revolving loan. The Company is required to pay fees of three and three-quarters of one percent (.375%) on the unused revolving loan balance.

Long-term obligations consist of:
                                              June 27,        June 28,
                                                  1998            1997
-----------------------------------------------------------------------
                                                 (in thousands)
-----------------------------------------------------------------------
Note payable                                    $8,332       $ 10,750
Revolving line                                  15,153         16,095
Litigation reserve (Note 9)                        900            900
Deferred compensation obligation                   618            618
Capital lease obligations (Note 6)                   0             26
Total long-term obligations                     25,003         28,389
Less current portion                            (2,105)        (1,379)
-----------------------------------------------------------------------
                                               $22,898        $27,010
-----------------------------------------------------------------------

The litigation reserve relates to an amount accrued for the Company's estimate of probable legal costs associated with the Mica Sanitary landfill (see Note
10).

At June 27, 1998, the Company was contingently liable for $460,000 in standby letters of credit, which reduces the amount of availability under the revolving line.

The Company accounts for its postretirement benefits in accordance with the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106). Under SFAS 106, the Company has recorded a liability for certain compensation related agreements for two former employees. The liability was estimated based upon the present value of future cash payments as specified in the agreements. This cost of $165,000 in 1998, $155,000 in 1997 and $116,000 in 1996 was charged against
General and Administrative Expenses.

Principal maturities of long-term obligations, excluding litigation reserve, at June 27, 1998 are:

       Fiscal Years Ending               (in thousands)
-------------------------------------------------------
       1999                                     $ 2,105
       2000                                       2,105
       2001                                       2,105
       2002                                      17,258
       2003                                         437
       Future Years                                  93
-------------------------------------------------------
       Total                                    $24,103
=======================================================

6.   LEASES

The Company has operating leases for certain equipment and production facilities which expire over periods from one to six years. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more at June 27, 1998, are summarized as follows:

                                              Operating
     Fiscal Years Ending (in thousands)          Leases
-------------------------------------------------------
     1999                                        $2,320
     2000                                         1,977
     2001                                         1,423
     2002                                           542
     2003                                            19
-------------------------------------------------------
         Total minimum lease payments            $6,281
                                                  =====


Rental expenses under operating leases were $1,797,000, $1,892,000, and $1,823,000 in 1998, 1997 and 1996, respectively.

7.   INCOME TAXES

Income taxes consist of the following:

                            1998      1997      1996
                            ------------------------
     Current income taxes:
       Federal             $ 244      $ 68    $  (50)
       Foreign               449       531      (144)
       State                  41        58       140
                           -------------------------
                            $734     $ 657    $  (54)


     Deferred income taxes:
       Federal             $(517)     $225    $1,435
       Foreign               (16)       (1)     (106)
       State                 (45)      (19)      (35)
                           -------------------------
                           $(578)    $ 205    $1,294
                           -------------------------
     Total income taxes    $ 156     $ 862    $1,240
                           =========================

The Company's effective tax rate differs from the federal tax rate as follows:


                                         Year Ended   Year Ended     Year Ended
                                            June 27,     June 28,       June 29,
                                               1998         1997           1996
-------------------------------------------------------------------------------
                                                 (in thousands)

Federal income tax provision (benefit)
 at statutory rates                          $(248)        $359          $(202)

Effect of foreign income (loss)
 not subject to federal income tax             (65)         279          2,130
Permanent differences:
 Tax credits                                     -            -           (147)
 Life insurance premiums                        33           33             39
 Other                                           3         (339)          (329)
Foreign tax provision (benefit) at
 foreign statutory rate                        481           91         (2,169)
Adjustment for effect of beneficial tax rate
 on foreign manufacturing (income) loss        (48)         439          1,918
-------------------------------------------------------------------------------
Income tax provision                          $156         $862         $1,240
===============================================================================

In 1998 foreign income decreased the Company's effective income tax rate, since such income is taxed at a lower rate than U.S. income. In 1997 foreign losses increased the Company's effective income tax rate, since such losses are not deductible for U.S. income tax purposes. The domestic and foreign components of income (loss) before income taxes were:
                                         Year Ended   Year Ended     Year Ended
                                            June 27,     June 28,       June 29,
                                               1998         1997           1996
-------------------------------------------------------------------------------
                                                 (in thousands)

Domestic                                   $(3,136)      $  674         $3,356
Foreign                                      2,406          756         (3,951)
-------------------------------------------------------------------------------
Income (loss) before income taxes          $  (730)      $1,430         $ (595)
===============================================================================

Deferred income taxes result from temporary differences in the timing of recognition of revenue and expenses. Deferred income tax assets and liabilities consist of the following at:
                                                    June 27,        June 28,
                                                        1998            1997
                                                           (in thousands)
----------------------------------------------------------------------------
Allowance for doubtful accounts                       $  328          $  370
Inventory                                              1,540           1,623
Vacation accrual                                         429             385
Self insurance accrual                                   195             145
Warranty accrual                                         226             196
State deferred asset                                     207             162
Other                                                    993             704
----------------------------------------------------------------------------
Current deferred income tax assets                     3,918           3,585
Current portion of valuation allowance                (2,237)         (2,141)
----------------------------------------------------------------------------
Current deferred income tax assets net of
 valuation allowance                                   1,681           1,444
----------------------------------------------------------------------------
Litigation accrual                                       306             306
Deferred compensation                                    210             210
Depreciation and amortization                            518            (501)
Net operating loss carryforward                        8,674           9,525
Tax credit carryovers                                    725             666
Other                                                    137             119
----------------------------------------------------------------------------
Noncurrent deferred income tax assets                 10,570          10,325
Valuation allowance net of current portion            (6,372)         (6,468)
----------------------------------------------------------------------------
Noncurrent deferred income tax assets net
 of valuation allowance                              $ 4,198         $ 3,857
============================================================================

At June 27, 1998 the Company had tax loss carryforwards of approximately $25.5 million, which expire in varying amounts in the years 2006 through 2012. Additionally, for federal income tax purposes, the Company has approximately $725,000 of general business credit carryforwards which expire in varying amounts in the years 2004 through 2010. Approximately $302,000 of the general business credit carryforwards have an indefinite carryforward period. Foreign income tax expense is calculated at the statutory rate of the foreign taxing jurisdiction.

Management has considered the relative impact of positive and negative evidence, including previous and forecasted revenues and profits/losses, existing contracts and sales backlogs, and other evidence, and believes that it is more likely than not that the Company will generate sufficient taxable income to allow the realization of the net deferred tax assets within the next five to seven fiscal years.

8.   ADOPTION OF FINANCIAL ACCOUNTING STANDARDS NO. 128

The Company adopted Financial Accounting Standards No. 128 at the end of its second quarter on December 27, 1997. The standard became effective for any financial statements issued for periods ending after December 15, 1997. This standard requires the presentation of "basic EPS" and "diluted EPS". The objective of basic EPS is to measure the performance of an entity over the reporting period. Basic EPS is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares and common share equivalents outstanding during the period. Key Tronic uses the Treasury Stock Method required by the new standard in calculating the dilutive effect of common stock equivalents.

There are no adjustments to the income available to common shareholders before or after extraordinary items for the years ended June 27, 1998, June 28, 1997, and June 29, 1996. The following table presents the Company's calculations of weighted average shares (number of shares):

                                                  Adjustments For
                       Weighted Avg. Shares    Potential Common Shares        Total
For  The Years Ended:
June 27, 1998                9,625,775             Antidilutive             9,625,775


June 28, 1997                8,895,306                 629,223              9,524,529

June 29, 1996                8,521,620             Antidilutive             8,521,620


The antidilutive potential common shares were 129,230 and 1,425,397, respectively, as of June 27, 1998 and June 29, 1996.

9.   SHAREHOLDERS' EQUITY

The Company has Executive Stock Option Plans for certain key employees.
Options under these plans vest over two to five years and become exercisable as they vest. Options under the plans become exercisable in full immediately prior to the occurrence of a "Change in Control" as defined in the plan documents. As of June 27, 1998, 2,596,870 shares have been reserved for issuance and 1,490,193 options were outstanding of which 603,843 shares were exercisable. These options expire in ten years from the date of grant. Compensation expense for options will be recorded if the exercise price of the option is less than the closing market price of the stock on the date of grant. There was no compensation expense incurred in conjunction with options in 1998, 1997 or 1996 as all options were granted at fair market value.

The Company also has a Stock Option Plan for "Nonemployee Directors." Options under this plan vest over a three year period and are exercisable as they vest. As of June 27, 1998, 300,000 shares have been reserved for issuance and 122,500 options were outstanding of which 70,000 shares were exercisable. These options expire in ten years from the date of grant.

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

Following is a summary of all plan activity:

                                                   Number      Weighted Average
                              Price Range        Of Options     Exercise Price
------------------------------------------------------------------------------
Outstanding, July 1, 1995   $3.56 to $14.625      2,932,381         $ 5.32
------------------------------------------------------------------------------
Granted during 1996         $8.34 to $16.25         538,000         $13.49
Options exercised           $3.56 to $10.12         (77,709)        $ 7.86
Expired or canceled         $3.56 to $16.25         (68,144)        $ 7.92
------------------------------------------------------------------------------
Outstanding, June 29, 1996  $3.56 to $16.25       3,324,528         $ 6.53
------------------------------------------------------------------------------
Granted during 1997         $5.50 to $ 7.13         477,800         $ 5.64
Options exercised           $4.50 to $ 4.69          (6,400)        $ 4.51
Expired or canceled         $4.50 to $16.25      (2,542,369)        $ 4.69
------------------------------------------------------------------------------
Outstanding, June 28, 1997  $3.56 to $16.25       1,253,559         $ 9.93
------------------------------------------------------------------------------
Granted during 1998         $2.75 to $ 5.00         763,500         $ 3.83
Expired or canceled         $5.63 to $16.25        (404,366)        $12.84
------------------------------------------------------------------------------
Outstanding, June 27, 1998  $2.75 to $16.25       1,612,693         $ 6.31
------------------------------------------------------------------------------

Additional information regarding options outstanding as of June 28, 1997 is as follows:


                                   Options Outstanding            Options Exercisable
--------------------------------------------------------------------------------------------
                                   Weighted Avg.
                                   Remaining        Weighted                     Weighted
    Range of          Number       Contractual    Avg. Exercise    Number      Avg. Exercise
  Exercise Prices  Outstanding     Life (yrs.)      Price         Exercisable      Price
--------------------------------------------------------------------------------------------
  $ 2.75 -$ 4.13      374,880         10.0          $ 2.77             880        $ 3.56
  $ 4.14 -$ 6.20      733,460          9.0            5.20         173,360          5.59
  $ 6.21 -$ 9.32      267,389          6.8            8.04         262,639          8.06
  $ 9.33 -$13.99      126,964          3.6           10.93         126,964         10.93
  $14.00 _$16.25      110,000          7.1           16.25         110,000         16.25
--------------------------------------------------------------------------------------------
  $ 2.75 -$16.25    1,612,693          8.3            6.31         673,843          9.30


Of the 1,253,559 options outstanding as of June 28, 1997, 925,692 were exercisable, and of the 3,324,528 options outstanding as of June 29, 1996, 2,671,236 were exercisable.

The Company has one remaining stock warrant outstanding at June 27, 1998. This outstanding stock warrant, dated July 30, 1993, entitles Honeywell, Inc. to purchase 300,000 shares of common stock at $14.00 per share. This stock warrant expires on July 30, 2000. A second stock warrant, dated October 24, 1994, entitled CIT Group Credit, Inc. to purchase 45,000 shares of common stock at $12.60 per share. This grant expired on October 24, 1997.

The Company's Variable Investment Plan is available to employees who have attained age 21. The plan has an Employer's Discretionary Contribution Trust, invested in the Company's stock, and an Employee Contribution Trust consisting of several investment alternatives. The Company contributes an amount equal to 100% of the employee's contribution on the first 2% of the employee's compensation and an additional 25% of the employee's contribution on the following 2% of the employee's compensation. Company contributions to the Trust were $416,683, $454,899, and $474,614 in 1998, 1997, and 1996, respectively. The
Company has an Employee Stock Ownership Plan. No contributions were made to the plan in 1998, 1997, or 1996. The investment in the Company's stock at June 27, 1998 by all employee trusts amounted to 503,594 shares.

10.  COMMITMENTS AND CONTINGENCIES

LITIGATION

     The Company used Mica Sanitary landfill, a public dump site operated by the County of Spokane, until early 1975. Mica landfill is a state lead National Priority List site ("NPL"). In l988 the Washington Department of Ecology and Spokane County entered into a Consent Decree requiring the County to conduct a Remedial Investigation (RI) followed by appropriate Remedial Action (RA). An RA plan was completed and instituted to be followed by a 5-year performance monitoring program. The 5-year performance monitoring program commenced in the spring of 1995. The Company has not been named as a Potentially Liable Party ("PLP") under the State Toxic Control Act ("STCA") or as a Potentially Responsible Party ("PRP") under CERCLA, as amended ("CERCLA"). To date, test results have not shown the waste disposed of by the Company at Mica to be a source of pollution or contamination. Certain third parties were designated PRPs and PLPs. The Company made a provision prior to the beginning of fiscal year 1992 based on information then currently available to it for its estimate of probable costs to be associated with this matter. At fiscal year end 1998, 1997 and 1996, respectively, the accrued balance for probable legal costs was $900,000. However, given the inherent uncertainty in environmental matters, limited information available with respect to any future remedial measures, uncertainty of the results of the five-year monitoring program, limited information as to the number of PRPs and PLPs, the uncertainty as to whether the Company will be designated a PRP or PLP, and the complexity of circumstances surrounding this matter, management's estimate is subject to and will change as facts and circumstances warrant.

     Pursuant to the Amended and Restated Purchase and Sale Agreement between Honeywell, Inc. and Key Tronic Corporation, dated as of July 30, 1993 (the "Agreement"), the Company assumed known and unknown product liabilities and unknown but potentially incurred environmental liabilities for a portion of any pre-existing claims against Honeywell, Inc. ("Honeywell") which are asserted two years after the closing date relating to environmental matters and five years after the closing date with respect to product liability matters associated with products manufactured by Honeywell prior to its ceasing manufacture of those products on the closing date of the Agreement. The Company has not made a provision for Honeywell environmental claims which may be discovered and asserted after the closing date or product liability claims which may be discovered and asserted in the future or product liability claims which may be asserted five or more years after the closing date, because management does not believe such potential liabilities are reasonably probable at this time. No environmental claims have been asserted as of the end of June 27, 1998. Given the inherent uncertainty in litigation, in environmental matters, in contract interpretation, in the inherently limited information available with respect to unasserted claims, and the complexity of the circumstances surrounding these matters, management's estimates are subject to and will change or be established as facts and circumstances warrant.

     The Company currently has fifty-three suits by computer keyboard users which are in State or Federal Courts in Illinois, New York, and Pennsylvania. These suits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to plaintiffs' injuries. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance, however the likelihood that punitive damages, if awarded, will be covered by insurance is remote. A total of one hundred and fifty-four suits have been dismissed in California, Connecticut, Florida, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, Pennsylvania and Texas. One of the one hundred and fifty-four dismissed suits is on appeal, in New York. The Company believes it has valid defenses and will vigorously defend these claims. These claims are in the early stages of discovery. Given the early stage of litigation, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, the range of reasonably possible losses in connection with these suits is not estimable at this time. Therefore no provision has been made to cover any future costs. Management's position will change if warranted by facts and circumstances.

     The Company's total accrual for litigation related matters, including compensatory damages, and legal costs, was $.9 million, $.9 million, and $1.0 million as of June 27, 1998, June 28, 1997, and June 29, 1996, respectively.

CAPITAL EXPENDITURES

The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $418,000 at June 27, 1998.

CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

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

11. OTHER INCOME

Other income consists of:

                                         Year Ended   Year Ended     Year Ended
                                            June 27,     June 28,       June 29,
                                               1998         1997           1996
-------------------------------------------------------------------------------
                                                 (in thousands)
Insurance recovery, net of legal costs        $  -        $1,495         $1,417
Gain on liquidation of currency                  -
 translation account                             -                          549
Other                                          204           406            306
-------------------------------------------------------------------------------
Total                                         $204        $1,901         $2,272
-------------------------------------------------------------------------------

12. FOREIGN OPERATIONS

The Company currently operates in one business segment, the manufacture of input devices, primarily keyboards for computers, terminals and work stations.

Information concerning geographic areas for the years ended June 27, 1998, June 28, 1997 and June 29, 1996 is summarized in the following table.


                         Domestic     U.S.    Mexico     Ireland     Taiwan
(in thousands)            Exports Operations Operations Operations Operations Eliminations Consolidated

1998
Net Sales:
Unaffiliated customers    $52,600  $ 99,123   $     -     $18,327   $      -  $        -     $170,050
Affiliates                           15,596    22,068         127          -     (37,791)           -
-----------------------------------------------------------------------------------------------------
 Total                    $52,600  $114,719   $22,068     $18,454   $      -  $  (37,791)    $170,050
=====================================================================================================
Income (loss)  before
  income taxes                     $ (2,225)  $ 1,688     $   200   $      -  $     (393)    $   (730)
=====================================================================================================

Identifiable assets                $ 81,299   $15,661     $12,213   $      -  $  (12,088)    $ 97,085
=====================================================================================================

1997
Net Sales:
 Unaffiliated customers   $54,048  $106,696   $     -     $24,183   $      -  $        -     $184,927
 Affiliates                     -    17,335    13,980         967          -     (32,282)           -
-----------------------------------------------------------------------------------------------------
  Total                   $54,048  $124,031   $13,980     $25,150   $      -  $  (32,282)    $184,927
=====================================================================================================
Income  (loss) before
 income taxes                      $  1,666   $   585     $  (898)  $      -  $       77     $  1,430
=====================================================================================================
Identifiable assets                $ 99,023   $ 3,834     $13,631   $  2,802  $  (19,135)    $100,155
=====================================================================================================
1996
Net Sales:
 Unaffiliated customers   $45,942  $114,028   $     -     $41,068   $      -  $        -     $201,038
 Affiliates                     -    11,059     9,745       1,644          -     (22,448)           -
-----------------------------------------------------------------------------------------------------
  Total                   $45,942  $125,087    $9,745     $42,712   $      -  $  (22,448)    $201,038
=====================================================================================================
Income (loss) before
 income taxes                      $  5,256    $  415     $(6,048)  $      -  $     (218)    $   (595)
=====================================================================================================
Identifiable assets                $ 84,606    $1,395     $17,305   $  2,812  $  (12,586)    $ 93,532
=====================================================================================================

     For the year ended June 27, 1998, sixty-eight percent of the Company's domestic exports were sold to customers in Europe, nineteen percent were sold to customers in the Far East, and the remaining thirteen percent were spread among customers in Mexico, South America, and Canada.

     For the year ended June 28, 1997, forty-nine percent of domestic exports were sold to customers in Europe and twenty-nine percent of domestic exports were sold to customers in the Far East.

     For the year ended June 29, 1996, forty-two percent of domestic exports were sold to customers in the Far East, and the remainder were spread among many different countries, none of which was significant.

     Transfers to affiliates are made at prices which approximate market.

13. SUPPLEMENTAL CASH FLOW INFORMATION
                                         Year Ended   Year Ended     Year Ended
                                            June 27,     June 28,       June 29,
                                               1998         1997           1996
-------------------------------------------------------------------------------
                                                       (in thousands)
     Interest payments                       $2,142       $2,414         $3,117
     Income tax payments                        104          847            212
     Inventory exchanged for other assets         -            -          2,050

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                       Year Ended June 27, 1998
                                First    Second     Third   Fourth
                               Quarter   Quarter   Quarter  Quarter
---------------------------------------------------------------------------
                              (in thousands, except per share amounts)

Net sales                      $40,257   $44,129   $45,387  $40,277
Gross profit                     5,703     6,500     5,994    4,311
Income before income taxes         238       259       150   (1,377)
Net income                         143       248       147   (1,424)
Earnings (loss) per share:
Earnings per common share basic
   and diluted                    0.01      0.03      0.02    (0.15)

Weighted average shares
   Outstanding                   9,611     9,631     9,631    9,631
Diluted shares outstanding       9,611     9,631     9,632    9,631
Common stock price range 1
  High                           5.688     5.625     4.750    4.125
  Low                            4.375     4.000     3.125    2.250

Due to the financial loss in the fourth quarter of fiscal 1998, the diluted shares outstanding caused an antidilutive effect on earnings per share; therefore, they are not reported. Fourth quarter sales fell short of expectations due to decreased customer orders. The decline in keyboard unit prices accompanied by higher freight costs to support customer requirements contributed to the large fourth quarter loss.

1 High and low stock prices are based on the daily closing price reported by the NASDAQ National Market System. These quotations represent prices between dealers without adjustment for markups, markdowns or commissions, and may not represent actual transactions.
The Company's common stock is quoted on the Nasdaq National Market system under the symbol "KTCC".
The Company has not paid any cash dividends on its Common Stock during the last two fiscal years. The Company currently intends to retain its earnings for its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's ability to pay dividends is limited by certain financial covenants in the Company's loan agreements.
As of June 27, 1998, there were approximately 1,556 common shareholders of record.

                                        Year Ended June 27, 1998
                                  First    Second     Third   Fourth
                                 Quarter   Quarter   Quarter  Quarter
---------------------------------------------------------------------
Net sales                        $45,337   $47,102   $49,195  $43,292
Gross profit                       6,779     6,862     6,518    5,782
Income before income taxes
 and extraordinary item              302        59       442      627
Income before extraordinary item     302        59       266       39
Net income                           207        56        19       39
Basic earnings per share before
 extraordinary item                 0.02      0.01      0.03        -
Extraordinary item per share           -         -     (0.03)       -
Diluted earnings per common share   0.02      0.01         -        -

Weighted average shares            8,537     8,540     8,893    9,611
outstanding
Diluted shares outstanding         9,598     9,610     9,446    9,614

Common stock price range 2
  High                             8.375     9.000     7.750    6.625
  Low                              6.375     7.000     3.750    4.500

2 High and low stock prices are based on the daily closing price reported by the NASDAQ National Market System. These quotations represent prices between dealers without adjustment for markups, markdowns or commissions, and may not represent actual transactions.
The Company's common stock is quoted on the Nasdaq National Market system under the symbol "KTCC".
The Company has not paid any cash dividends on its Common Stock during the last two fiscal years. The Company currently intends to retain its earnings for its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's ability to pay dividends is limited by certain financial covenants in the Company's loan agreements.
As of June 28, 1997, there were approximately 1,545 common shareholders of record.

In the fourth quarter of fiscal 1997, the earnings per share were less than .01; therefore, they are not reported in the table above.

15.  RESTRUCTURING CHARGES

As of June 27, 1998, the Company had a remaining reserve of approximately $457,000 for restructuring charges in Ireland. Of this amount, $200,000 is currently owed to the Irish Development Authority (IDA) for reductions in headcount over the past several months. The remaining $257,000 will be left on reserve to cover the remaining restructuring and severance costs.

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

The redeployment of production of the Company's Ireland plant resulted in a significant decrease in employment at the facility. This decrease in employment was an event which triggered the repayment of a portion of reimbursement grants received from the Irish government. When the subsidiary in Ireland was established, it received reimbursement grants from the Irish government for capital expenditures. With reorganization of the subsidiary in Ireland, the grant agreement with the Irish government, under which a contingent liability for the reimbursement of the grants arose, was re-negotiated. All contingent grant liabilities were replaced with a short-term loan of $790,000 and a contingent liability of $1,777,000. Certain significant events such as closure of the Irish plant or the reduction of headcount levels could cause repayment of the contingent liability. As of June 27, 1998, the short-term note has been paid and the contingent liability is reduced to $457,000.

The Company currently plans to maintain the Irish plant as its sales, marketing, and distribution facility to service the European community.

During fiscal 1998, the liquidation of the Company's facility in Taiwan was finalized, and the $397,000 in the restructuring reserve at the end of fiscal 1997 was used to pay liquidation taxes and other final closing costs.

     Reserve for Restructuring Obligations
----------------------------------------------------------
                                         1998         1997

     Balance at beginning of year  $1,365,000   $3,069,000
       Provision charged to income               1,108,000
       Amounts paid                   908,000    2,812,000
----------------------------------------------------------
     Balance at end of year          $457,000   $1,365,000
==========================================================


ITEM 9:   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          NONE

                                  PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

STANLEY HILLER, JR - Director

Mr. Hiller, age 73, has been a director of the Company and Chairman of the Company's Executive Committee since February 1992. He served as Chief Executive Officer of the Company from February 1992 through August 1995 and has served as Chairman of the Board since September 1, 1995. Mr. Hiller is the Senior Partner of Hiller Investment Company and Managing Partner of The Hiller Group, a corporate management organization (The "Hiller Group"), and has served as Chairman of the Board, Chief Executive Officer or Senior Officer of numerous corporations over the last 50 years. Through The Hiller Group, which he founded in the late 1960s, he has brought together groups of executives who become actively involved in the direct management of companies, usually at the request of its managers, directors or shareholders. During the past 20 years, Mr. Hiller has concentrated his efforts in the area of restructuring troubled companies, including G.W. Murphy Industries (diversified manufacturing and services), Reed Tool Company (tool manufacturing), Baker International (Baker-Hughes) (oil field service), The Bekins Company (moving and storage) and York International (air conditioning manufacturing).

WENDELL J. SATRE - Director

Mr. Satre, age 80, has been a director of the Company since 1988 and served as Chairman of the Board of Directors from July 1991 through August 1995. Mr. Satre also served as a director from 1983 through 1986 and served as Acting President of the Company from August 1991 through February 1992. Mr. Satre is the retired Chairman of the Board and Chief Executive Officer of the Washington Water Power Company, a public utility headquartered in Spokane, Washington. Mr. Satre also serves on the Board of Directors of Consolidated Electronics, Inc., Output Technology Corporation, and The Coeur d'Alenes Company.

YACOV A. SHAMASH - Director

Dr. Shamash, age 48, has been a director of the Company since 1989. He has been the Dean of Engineering and Applied Sciences at the State University of New York campus at Stony Brook since 1992. Professor Shamash developed and directed the NSF Industry/University Cooperative Research Center for the Design of Analog/Digital Integrated Circuits from 1989 to 1992 and also served as Chairman of the Electrical and Computer Engineering Department at Washington State University from 1985 until 1992.

KENNETH F. HOLTBY - Director

Mr. Holtby, age 76, has been a director of the Company since March 1992. He served in various positions in engineering, technology, product development and program management for Boeing since 1947. He most recently served as Senior Vice President of Engineering and as a member of the Corporate Executive Counsel for Boeing until his retirement in 1987.

DALE F. PILZ - Director

Mr. Pilz, age 72, has been a director of the Company since April 1992. Mr. Pilz was Chief Executive Officer of Flowind Corporation from 1986 to 1990. He served as President of Omninet Corporation from 1985 to 1986. Prior to that, Mr. Pilz was Chief Executive Officer and President of GTE Sprint Communications from 1983 to 1985 and also served as Chief Executive Officer and President of GTE Spacenet Corporation from 1983 to 1985.

MICHAEL R. HALLMAN - Director

Mr. Hallman, age 53, has been a director of the Company since July 1992. Mr. Hallman served as Vice President, and later, President of Boeing Computer Services from March 1987 to February 1990. He served as President and Chief Operating Officer of Microsoft Corporation from March 1990 through March 1992. Mr. Hallman has been with The Hallman Group, a consulting organization, since April 1992. Mr. Hallman also serves on the Board of Directors of Intuit Inc., Infocus Systems, and Network Appliance.

CLARENCE W. SPANGLE - Director

Mr. Spangle, age 73, has been a director of the Company since July 1992. A former Chairman of Memorex and President of Honeywell Information Systems, Mr. Spangle has been an independent management consultant since 1985. Mr. Spangle also serves on the Board of Directors of Apertus Technologies, Inc.

WILLIAM E. TERRY - Director

Mr. Terry, age 65, has been a director of the Company since August 1992. Mr. Terry retired from Hewlett-Packard in December 1993 where he served in a number of executive positions during the past 35 years. Mr. Terry also serves on the Board of Directors of Altera Corporation and Phase Materials.

JACK W. OEHLKE - DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Mr. Oehlke, age 52, has been President and Chief Executive officer of the Company since June 1997. From October 1995, he served as Chief Operating Officer. Previously, he served as Senior Vice President of Operations from January 1995 to October 1995 and Vice President of Manufacturing Operations of the Company from December 1993 to January 1995. Mr. Oehlke served as Director of Operations, Director of Quality and in various management positions within manufacturing, engineering and quality functions of the Microswitch Division of Honeywell, Inc. from 1968 to 1993.

RONALD F. KLAWITTER EXECUTIVE VICE PRESIDENT OF ADMINISTRATION AND CHIEF FINANCIAL OFFICER

Mr. Klawitter, age 46, has been Executive Vice President of Administration, CFO, Treasurer and Secretary since July 1997. He was Vice President of Finance, Secretary and Treasurer of the Company from October 1995 to July 1997 and was Acting Secretary from November 1994 to October 1995 and Vice President of Finance and Treasurer from 1992 to October 1995. From 1987 to 1992, Mr. Klawitter was Vice President, Finance at Baker Hughes Tubular Service, a subsidiary of Baker Hughes, Inc.

CRAIG D. GATES - EXECUTIVE VICE PRESIDENT OF MARKETING, ENGINEERING, AND
SALES

Mr. Gates, age 39, has been Executive Vice President of Marketing, Engineering and Sales since July 1997. Previously he was Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana. From 1982 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:
Incorporated by reference to Key Tronic Corporation's 1998 Proxy Statement to Shareholders.


ITEMS 11, 12 AND 13: EXECUTIVE COMPENSATION; SECURITIES OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSAC-TIONS.


Additional information required by these Items is incorporated by reference to Key Tronic Corporation's 1998 Proxy Statement to Shareholders.

                                  PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS AND SCHEDULE
                                                                     Page in
                                                                     Form 10K
     FINANCIAL STATEMENTS
     Independent Auditors' Report                                        17
     Consolidated Balance Sheets, June 27, 1998
       and June 28, 1997                                                 18

     Consolidated Statements of Operations for
       the years ending June 27, 1998, June 28, 1997,
       and June 29, 1996                                                 19

     Consolidated Statements of Shareholders' Equity
       for the years ending June 27, 1998, June 28, 1997,
       and June 29, 1996                                                 20

     Consolidated Statements of Cash Flows for the
       years ending June 27, 1998, June 28, 1997,
       June 29, 1996                                                  20-21

     Notes to Consolidated Financial Statements                       21-34


     SCHEDULE

     Independent Auditors Report on Financial
       Statement Schedule                                                39


     II. Consolidated Valuation and Qualifying Accounts                  40

Other schedules are omitted because of the absence of conditions under which they are required, or because required information is given in the financial statements or notes thereto.

REPORTS ON FORM 8-K

None

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

     (k)  Employee Stock Ownership Plan                                   (vi)

     (l)  Registration Rights Agreement with Hiller
          Key Tronic Partners                                            (vii)

     (m)  Officer Severance Agreements                                   (vii)

     (n)  Purchase agreement with Honeywell, Inc.                       (viii)

     (o)  Officer Employment Agreement                                    (ix)

     (p)  Executive Stock Option Plan                                      (x)

     (q)  Secured Financing Agreement With The CIT Business Group, Inc.   (xi)

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

   3.   KTI Limited                           4.  Key Tronic Europe, LTD
        100% owned by Key Tronic Europe, LTD      100% owned subsidiary
        Incorporated in Ireland                   Incorporated in the
                                                  Cayman Islands

   5.   Key Tronic Juarez, SA de CV           6.  Key Tronic China LTD
        100% owned subsidiary                     100% owned subsidiary
        Incorporated in Mexico                    Incorporated in the
                                                  State of Washington

   7.   Key Tronic Far East Pte LTD
        100% owned subsidiary
        Incorporated in Singapore


INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

Key Tronic Corporation

We have audited the consolidated financial statements of Key Tronic Corporation as of June 27, 1998 and June 28, 1997, and for each of the three years in the period ended June 27, 1998 and have issued our report thereon dated August 10, 1998; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Key Tronic Corporation, listed in Item 14(A). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Seattle, Washington
August 10, 1998




                                   PART IV

SCHEDULE II

                  KEY TRONIC CORPORATION AND SUBSIDIARIES
              CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                     FISCAL YEARS ENDED JUNE 28, 1997
                      JUNE 29, 1996 AND JULY 1, 1995

                                           1997         1997         1996
                                   ------------   ----------  -----------
Allowance for Obsolete Inventory
--------------------------------

Balance at beginning of year         $2,937,609   $4,322,071   $3,512,085
Provision charged to income           1,850,199    1,953,331    2,952,911
Dispositions                         (2,048,418)  (3,337,793)  (2,142,925)
--------------------------------------------------------------------------
Balance at end of year               $2,739,390   $2,937,609   $4,322,071
==========================================================================

Allowance for Doubtful Accounts
-------------------------------
Balance at beginning of year         $  905,139   $  932,237   $1,185,373
Provision charged to income                  75            0            0
Write-offs and reinstatements           (20,162)     (27,108)    (253,136)
--------------------------------------------------------------------------
Balance at end of year              $   885,052   $  905,139   $  932,237
==========================================================================

Reserve for Litigation
----------------------
Balance at beginning of year         $  900,000   $  969,143   $1,607,496
Cost incurred-net of recoveries               0      (69,143)    (638,353)
Balance at end of year                  900,000      900,000      969,143
Less long-term portion                  900,000      900,000      900,000
--------------------------------------------------------------------------
Current portion                      $        0   $        0    $  69,143
==========================================================================

Accrued Warranty Costs
----------------------
Balance at beginning of year         $  576,201   $  437,207   $  762,284
Provision charged to income           1,476,796    1,290,236    1,001,276
Costs incurred                       (1,388,618)  (1,151,242)  (1,134,833)
--------------------------------------------------------------------------
Balance at end of year               $  664,379   $  576,201   $  628,727
==========================================================================

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   September 21, 1998
                             KEY TRONIC CORPORATION


                          By:  /s/ Jack W. Oehlke
    Jack W. Oehlke, Director, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Jack W. Oehlke                       September 21, 1998
Jack W. Oehlke                                  Date
(Director, President and
 Chief Executive Officer)


/s/ Ronald F. Klawitter                  September 21, 1998
Ronald F. Klawitter                             Date
(Principal Financial Officer)


/s/ Keith D. Cripe                       September 21, 1998
Keith D. Cripe                                  Date
(Principal Accounting Officer)


/s/ Stanley Hiller, Jr.                  September 21, 1998
Stanley Hiller, Jr.                             Date
(Director)


/s/ Wendell J. Satre                     September 21, 1998
Wendell J. Satre                                Date
(Director)


/s/ Yacov A. Shamash                     September 21, 1998
Yacov A. Shamash                                Date
(Director)


/s/ Dale F. Pilz                         September 21, 1998
Dale F. Pilz                                    Date
(Director)


/s/ William E. Terry                     September 21, 1998
William E. Terry                                Date
(Director)