Form 10-Q
period 1998-09-26
KEY TRONIC CORP
filed 1998-11-09
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 26, 1998                    Commission File Number
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

     At October 9, 1998, 9,630,830 shares of Common Stock, no par value (the only class of common stock), were outstanding.

                             KEY TRONIC CORPORATION

                                     Index

                                                                       Page No.
PART I.     FINANCIAL INFORMATION:
Item 1.     Financial Statements:

            Consolidated Balance Sheets - September 26, 1998
            (Unaudited) and June 27, 1998 (Audited)                     3-4

            Consolidated Statements of Income (Unaudited)
             First Quarters Ended September 26, 1998
             and September 27, 1997                                       5

            Consolidated Statements of Cash Flows (Unaudited)
             First Quarters Ended September 26, 1998
             and September 27, 1997                                       6

            Notes to Consolidated Financial Statements (Unaudited)      7-8

Item 2.     Management's Discussion and Analysis of the
             Financial Condition and Results of Operations             9-15

PART II.    OTHER INFORMATION:

Item 1.     Legal Proceedings                                            15

Item 4.     Submission of Matters to a Vote of Security Holders          15

Item 5.     Other Events                                                 15

Item 6.     Exhibits and Reports on Form 8-K                             15

SIGNATURES                                                               16


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                        September 26,        June 27,
                                                                 1998            1998
                                                                   (Unaudited)


ASSETS
Current Assets:

Cash and cash equivalents                                  $   168           $   288
Trade receivables, less allowance for doubtful
 accounts of $963 and $885                                  26,263            23,103
Inventories                                                 24,037            24,723
Real estate held for sale                                    2,098             2,134
Deferred income tax asset, net                               1,352             1,681
Customer tooling                                             2,991             4,855
Other                                                        4,601             3,127
                                                            ------            ------

      Total current assets                                  61,510            59,911
                                                            ------            ------


Property, plant and equipment - at cost                    103,925           103,551
 Less accumulated depreciation                              75,457            73,621
                                                            ------            ------

      Total property, plant and equipment                   28,468            29,930
                                                            ------            ------

Other Assets:

Deferred income tax asset, net                               4,404             4,198
Other, (net of accumulated amortization
      of $213 and $170)                                      1,314             1,770
Goodwill (net of accumulated amortization                    1,244             1,276
            of $543 and $511)                               ------            ------

                                                           $96,940           $97,085
                                                           =======           =======

See accompanying notes to consolidated financial statements.

                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (continued, in thousands)


                                                         September 26,        June 27,
                                                              1998              1998
                                                                 (Unaudited)



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term obligations                   $ 2,105           $ 2,105
Accounts payable                                            16,148            15,525
Accrued compensation and vacation                            2,286             2,750
Accrued taxes                                                1,612             1,558
Interest payable                                               128               132
Other                                                        3,907             3,257
                                                            ------            ------

      Total current liabilities                             26,186            25,327
                                                            ------            ------


Long-term obligations, less current portion                 21,401            22,898
                                                            ------            ------

Commitments and contingencies (Note 2)

Shareholders' Equity:

Common stock, no par value, authorized
 25,000 shares; issued and outstanding
 9,631 shares                                               38,273            38,273
Retained earnings                                           10,835            10,342
Foreign currency translation adjustment                        245               245
                                                            ------            ------

      Total shareholders' equity                            49,353            48,860
                                                            ------            ------
                                                           $96,940           $97,085
                                                           =======           =======

See accompanying notes to consolidated financial statements


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                                             First Quarter Ended
                                                        September 26,     September 27,
                                                             1998               1997
                                                              (in thousands, except
                                                                per share amounts)

Net sales                                                  $42,304           $40,257
Cost of sales (including warranty
 provision of $328 and $608)                                35,308            34,554
                                                            ------            ------
Gross profit on sales                                        6,996             5,703
Operating expenses:
Research and development                                     1,494               884
Selling                                                      2,191             1,973
General and administrative                                   2,068             2,095
                                                            ------            ------

Operating income                                             1,243               751
                                                            ------            ------
Interest expense                                               528               531
Other income                                                   (56)              (18)
                                                            ------            ------
Earnings before taxes on income                                771               238
                                                            ------            ------

Income tax provision                                           278                95
                                                            ------            ------


Net income                                                 $   493            $  143
                                                               ===               ===


Earnings per share:

Earnings per common share  - basic and diluted              $ 0.05            $ 0.01

Weighted average shares outstanding                          9,631             9,611

Diluted shares outstanding                                   9,631             9,611


See accompanying notes to consolidated financial statements.


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              First Quarter Ended
                                                        September 26,     September 27,
                                                              1998              1997
                                                                  (in thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net income                                                $  493            $  143
Adjustments to reconcile net income to
 cash provided by operating activities:
 Depreciation and amortization                               1,947             2,405
 Provision for obsolete inventory                              575               470
 Provision for doubtful receivables                             78                 0
 Provision for warranty                                        328               608
 Deferred income taxes                                         123              (100)
Changes in Operating Assets and Liabilities:
  Trade receivables                                         (3,238)              834
  Inventories                                                  111                25
  Other assets                                                 803               149
  Accounts payable                                             623             1,669
  Employee compensation and accrued vacation                  (464)             (112)
  Other liabilities                                            372              (388)
                                                            ------            ------
Cash provided by operating activities                        1,751             5,703
                                                            ------            ------

Cash flows from investing activities:
  Purchase of property and equipment                          (374)           (2,328)
                                                            ------            ------
Cash used in investing activities                             (374)           (2,328)
                                                            ------            ------

Cash flows from financing activities:
  Other financing fees                                           0               (36)
  Payments on long-term obligations                         (1,497)           (4,260)
                                                            ------            ------
Cash used in financing activities                           (1,497)           (4,296)
                                                            ------            ------

Effect of exchange rate changes on cash                          0               (36)
                                                            ------            ------
Net decrease in cash and cash equivalents                     (120)             (957)

Cash and cash equivalents, beginning of quarter                288             2,812
                                                            ------            ------
Cash and cash equivalents, end of quarter                   $  168           $ 1,855
                                                            ======           =======


See accompanying notes to consolidated financial statements.

                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments of a normal and recurring nature necessary for a fair presentation of results of operations for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended June 27, 1998.
------------------------------------------------------------------------
1.    INVENTORIES

                                             September 26,       June 27,
                                                      1998           1998
                                                      (in thousands)
      Finished goods                            $11,173           $11,802
      Work-in-process                             3,275             3,106
      Raw materials and supplies                 11,956            12,554
      Reserve for obsolescence                   (2,367)           (2,739)
                                                 ------            ------

                                                $24,037           $24,723
                                                =======           =======

2.   COMMITMENTS

     The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $321,000 at September 26, 1998.

3.   LONG-TERM OBLIGATIONS

     Long-term obligations consist of:

                                                         September 26,        June 27,
                                                              1998              1998
                                                                    (in thousands)

      Note payable - GECC                                  $ 7,769           $ 8,332
      Revolving line                                        14,219            15,153
      Litigation reserve                                       900               900
      Deferred compensation obligation                         618               618
                                                            ------            ------
                                                            23,506            25,003
      Less current portion                                  (2,105)           (2,105)
                                                            ------            ------
                                                           $21,401           $22,898
                                                           =======           =======


4.     SUPPLEMENTAL CASH FLOW INFORMATION

                                                            First Quarter Ended
                                                     September 26,     September 27,
                                                              1998              1997
                                                                (in thousands)

                        Interest payments                $532                $562
                        Income tax payments               175                   0


5.    INCOME TAXES

      The income taxes provision was $278,000 for the first quarter of fiscal 1999 and $95,000 for the first fiscal quarter of 1998. $132,000 of the fiscal 1999 provision and $146,000 of the fiscal 1998 provision relates to taxes on earnings of foreign subsidiaries. The offsetting ($51,000) of the first quarter 1998 provision relates to tax benefits on U.S. losses. The Company has tax loss carryforwards of approximately $25.4 million which expire in varying amounts in the years 2006 through 2012.

6.    ADOPTION OF FINANCIAL ACCOUNTING STANDARDS NO. 128

      The Company has adopted Financial Accounting Standards No. 128, which became effective for any financial statements issued for periods ending after December 15, 1997. This new standard requires the presentation of "basic EPS" and "diluted EPS". The objective of basic EPS is to measure the performance of an entity over the reporting period. Basic EPS is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares and common share equivalents outstanding during the period. Key Tronic uses the Treasury Stock Method required by the new standard in calculating the dilutive effect of common stock equivalents.

      There are no adjustments to the income available to common shareholders for the first quarters ended September 26, 1998 and September 27, 1997. The following table presents the Company's calculations of weighted average shares (number of shares):


                                               Adjustments For
                        Weighted Avg. Shares   Dilutive O/S Options    Total

For the Quarter Ended
September 26, 1998         9,630,830                  0               9,630,830

September 27, 1997         9,610,830                465               9,611,295


FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements in addition to historical information. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to those outlined in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks and Uncertainties that May Affect Future Results." Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

      Operating activities provided $1.8 million of cash during the first quarter of fiscal 1999 versus $5.7 million of cash provided by operating activities during the same period of the prior year. This change in available cash is due primarily to increased trade receivables resulting from greater sales activity in the last week of the quarter as well as miscellaneous receivables resulting from sales activity between the Company and its subcontractor in China.

      During the first quarter of fiscal 1999, $.4 million was spent in capital additions versus $2.3 million during the same period in the previous fiscal year. The Company anticipates capital expenditures of approximately $7.0 million through the remainder of the current fiscal year ending July 3, 1999. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS, pages 13-15. Capital expenditures are expected to be financed with internally generated funds.

      The Company has a secured financing agreement which contains a term note for up to $11,000,000 and a revolving loan for up to $25,800,000. During the second quarter of fiscal 1998, the Company entered into an operating lease agreement with GECC which reduced the borrowing limit on the revolving loan by $4.2 million. The revolving loan agreement is secured by the assets of the corporation. The agreement contains financial covenants that relate to maximum capital expenditures, minimum debt service coverage, minimum earnings before interest expense, income tax, depreciation, and amortization, and maximum leverage percentages. In addition to these financial covenants, the financing agreement restricts investments, disposition of assets, and payment of dividends. At September 26, 1998 and June 27, 1998, the Company was in compliance with all debt covenants.

      The term note is payable in quarterly installments of principal, each in the amount of $500,000, commencing in March 1998 and maturing in December 2002. In addition to these scheduled payments, the Company is also paying $21,000 per month against the term note which is a special agreement with GECC resulting from the Company's lease of its Cheney facility. If debt service coverage is greater than 1.0, this note bears interest at one and three-quarters percent (1.75%) in excess of the applicable London Interbank Offered Rate (LIBOR). If debt service coverage is less than or equal to 1.0, this note bears interest at two percent (2.00%) in excess of the applicable LIBOR rate. At September 26, 1998, the applicable LIBOR rate was 5.65625%, and the applicable interest rate was 7.65625%.

      The revolving loan with GECC is renewable and covers an initial period of five years expiring on December 31, 2001. If debt service coverage is greater than 1.0, the applicable interest rate is one and one-half percent (1.5%) in excess of the applicable LIBOR rate. If debt service coverage is less than or equal to 1.0, the applicable interest rate is one and three-quarters percent (1.75%) in excess of the applicable LIBOR rate. At September 26, 1998, the applicable LIBOR rate was 5.65625%, and the applicable interest rate was 7.40625%. At September 26, 1998, there was $14.2 million borrowed on the revolving loan and approximately $11.1 million available for use under the revolving loan. The Company is required to pay fees on the unused revolving loan balance.

      The revolving loan balance has decreased $1.0 million since the Company's fiscal year end at June 27, 1998. This decrease can be attributed primarily to decreased inventories and increased accounts payable.

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

In the first fiscal quarter of 1999, the Company continued to upgrade software programs that were not compliant. Costs associated with such upgrades have been immaterial and have been expensed as incurred. The Company has contacted all suppliers by survey regarding their year 2000 readiness. All suppliers have responded to the survey, but not in a manner sufficient to confirm their readiness, so the committee is in the process of requesting test data to ensure compliance. Production and test equipment as well as production facilities are being evaluated for compliance, and steps are being taken to correct any problem areas.

The Company's foreign subsidiaries are also involved in determining whether or not their equipment, facilities, and utilities are year 2000 compliant, and they are advising the committee accordingly.

Progress has also been made in identifying and evaluating embedded systems. The committee is aware of their importance and has taken steps to make sure that all date-sensitive systems are compliant.

Based on information currently available, management does not believe that there will be any material impact on future financial statements for changes necessary to bring the Company's systems into year 2000 compliance. It is believed that the greatest risk to the Company will be from outside firms that the Company relies on for its operations. Relationships with such firms could interfere with the Company's ability to make shipments and therefore impact sales. As of September 26, 1998, the Company does not have contingency plans in place to cover these types of problems, but it plans to have all such risks to its operations identified and fully covered by contingency plans no later than mid 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's major market risk relates to its secured debt. A portion of the Company's accounts receivable and inventories are used as collateral for its term and revolving debt. The interest rates applicable to the Company's debt fluctuate with the London Interbank Offered Rate (LIBOR). Over the past fiscal quarter, the highest LIBOR rate was 5.66797% at the end of June, 1998. This rate continued through the month of July, 1998 and has since remained at 5.65625%.

The table below presents principal (or notional) amounts and related weighted average variable interest rates by fiscal year of maturity. The weighted average variable interest rates for fiscal years 1999 and thereafter are estimated based on implied forward rates in the yield curve as of June 27, 1998. These forward rates have been increased by 2% for the term debt and 1.75% for the revolving debt based on debt service coverage of less than 1.0 (see discussion above related to the Company's debt). All items described in the table are non-trading and are stated in U.S. dollars.

                                                                                   Fair Value
                                                                            September 26, 1998
IN THOUSANDS            1999      2000    2001   2002  THEREAFTER    TOTAL

Interest rate risk:

Long-term debt-floating rate:

Secured term debt       1,500    2,000   2,000   2,000       269     7,769     7,769
Average interest rate   7.84%    7.87%   7.91%   7.92%      7.94%

Secured revolving
  debt                                          14,219              14,219    14,219
Average interest rate                            7.67%


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


NET SALES

      Net sales for the fiscal 1999 first quarter, which ended September 26, 1998, were $42.3 million compared to $40.3 million for the first quarter of the previous year. The increase in revenue is a result of increased sales of the Company's ODM (original design manufacturing) product lines to existing as well as new customers.


      Keyboard shipments increased 38.6% from the first quarter of the prior year while the average selling price decreased approximately 20.7%. The increase in units shipped is due primarily to increased customer orders. The decrease in average selling price is due primarily to the sale of new lower cost products. Non-keyboard revenue accounted for 19.4% of total revenue in the first quarter versus 22.8% in the first quarter of the prior year.

COST OF SALES

      Cost of sales were 83.5% of revenue in the first quarter of 1999 compared to 85.8% for the first quarter of 1998. The cost of sales percentage decreased in part as a result of higher sales volume. The Company has also made significant strides in controlling raw material costs. Whenever feasible, the Company transfers production to its Juarez, Mexico facility to emphasize cost reductions. During fiscal 1998, the Company began working with a subcontractor in mainland China for the production of its keyboard products. This segment of the Company's business will eventually be produced almost in entirety within China. The Company plans to use its facility in Mexico to increase available capacity for new and existing ODM products. This facility in conjunction with a newly organized subsidiary in Shanghai, China, will enable the Company to increase its presence in this growing market.

RESEARCH, DEVELOPMENT AND ENGINEERING

      Research, development and engineering expenses were $1.5 million in the first quarter of fiscal 1999 and $.9 million for the same period of fiscal 1998. As a percentage of sales, R, D & E expenditures were 3.5% in the first quarter of 1999 compared to 2.2% in the first quarter of 1998. The increase in spending is primarily due to decreased customer funded projects during the first quarter of fiscal 1999. The amount spent in the current quarter is considered closer to the expected expenditure for R&D.

SELLING EXPENSES

      Selling expenses were $2.2 million in the first quarter of 1999 compared to $2.0 million in the first quarter of 1998. Selling expenses as a percentage of revenue were 5.2% for the quarter compared to 4.9% in the same quarter of fiscal 1998. Selling expenses increased in dollars due primarily to a retail marketing plan that includes various customer incentive programs related to sales volume. As a percentage of revenue, selling expenses increased due to the increase in the proportion of revenue upon which the sales incentives are based.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses were $2.1 million in the first fiscal quarters of 1999 and 1998. As a percent of revenue, G&A expenses were 4.9% in the first quarter compared to 5.2% during the first quarter of the prior year. As a percent of revenue, the decrease is primarily due to increased sales.

INTEREST

      Interest expense was $528,000 in the first quarter of 1999 compared to $531,000 for the first quarter of 1998. The level of long-term debt has decreased due to scheduled term loan payments. This reduction has been matched with increased short-term borrowings, resulting in a minor reduction in total borrowings and interest expense.

INCOME TAXES

      The income tax provisions were $278,000 for the first quarter of 1999 and $95,000 for the first quarter of 1998. In the first quarter of 1999, $132,000 of this provision and $146,000 of 1998's first quarter provision relate to taxes on earnings of foreign subsidiaries. The remaining $146,000 of the 1999 provision relates to tax on U.S. earnings. The remaining ($51,000) of the first quarter 1998 provision relates to tax benefits on U.S. earnings. The Company has tax loss carryforwards of approximately $25.4 million which expire in varying amounts in the years 2006 through 2012.

ESOP

      No contributions to the Employee Stock Ownership Plan (ESOP) were made during the first quarter of fiscal years 1999 and 1998.

BACKLOG

      The Company's backlog at the end of the first fiscal quarter of 1999 was $14.5 million compared to $12.9 million at the end of the 1998 fiscal year and $15.9 million at the end of the first quarter of fiscal 1998. The increase in the backlog from fiscal year end is attributable in part to increased keyboard orders from major OEM's and distributors in anticipation of holiday orders as well as increased customer orders for ODM products.


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

Litigation. The Company currently is a party to forty-five lawsuits brought by computer keyboard users in state and federal courts. These lawsuits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to the claimants' alleged injuries, generally referred to as repetitive stress injuries
(RSI) or cumulative trauma disorders (CTD). The Company believes it has valid defenses to these claims, and it will vigorously defend them. These lawsuits are in the early stages of discovery. At this time, management believes that it is not likely that the ultimate outcome of these lawsuits will have a material adverse effect on the Company's financial position. However, given the limited information currently available, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, management's position will change if warranted by facts and circumstances.

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

Dilution and Stock Price Volatility. As of September 26, 1998, there were outstanding options and warrants for the purchase of approximately 2,000,000 shares of common stock of the Company ("Common Stock"), of which options and warrants for approximately 1,000,000 shares were vested and exercisable.
Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

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



                             KEY TRONIC CORPORATION





                 /s/ Jack W. Oehlke                         November 6, 1998
                 Jack W. Oehlke                             Date:
                 (Director, President and
                  Chief Executive Officer)




                 /s/ Ronald F. Klawitter                    November 6, 1998
                 Ronald F. Klawitter                        Date:
                 Principal Financial Officer




                 /s/ Keith D. Cripe                         November 6, 1998
                 Keith D. Cripe                                Date:
                 Principal Accounting Officer