Form 10-Q
period 1998-12-26
KEY TRONIC CORP
filed 1999-02-10
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 26, 1998                      Commission File Number
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

     At February 8, 1999, 9,630,830 shares of Common Stock, no par value (the only class of common stock), were outstanding.


                             KEY TRONIC CORPORATION

                                     Index

                                                                        Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

           Consolidated Balance Sheets - December 26, 1998
            (Unaudited) and June 27, 1998 (Audited)                          3-4

           Consolidated Statements of Income (Unaudited)
            Second Quarters Ended December 26, 1998
            and December 27, 1997                                              5

           Consolidated Statements of Income (Unaudited)
            Two Quarters Ended December 26, 1998
            and December 27, 1997                                              6

           Consolidated Statements of Cash Flows (Unaudited)
            Two Quarters Ended December 26, 1998
            and December 27, 1997                                              7

            Notes to Consolidated Financial Statements                       8-9

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   9-14

PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings                                                   15

Item 4.   Submission of Matters to a Vote of Security Holders                 15

Item 5.   Other Events                                                        15

Item 6.   Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                    16

                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                       December 26,          June 27,
                                                              1998              1998
                                                        (Unaudited)         (Audited)
ASSETS

Current Assets:
Cash and cash equivalents                                    $ 561             $ 288
Trade receivables, less allowance for doubtful
   accounts of $1,028 and $885                              28,262            23,103
Inventories                                                 24,220            24,723
Real estate held for sale                                    2,061             2,134
Deferred income tax asset _ current, net                     1,244             1,681
Customer tooling                                             1,685             4,855
Other                                                        4,592             3,127

   Total current assets                                     62,625            59,911

Property, plant and equipment - at cost                    104,286           103,551
 Less accumulated depreciation                              76,734            73,621

   Total property, plant and equipment                      27,552            29,930



Other Assets:

Deferred income tax asset, net                               4,004             4,198
Other, (net of accumulated amortization
   of $256 and $170)                                         1,425             1,770
Goodwill (net of accumulated amortization
      of $575 and $511)                                      1,212             1,276
                                                           $96,818           $97,085

See accompanying notes to consolidated financial statements.


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (continued, in thousands)


                                                      December 26,          June 27,
                                                              1998              1998
                                                        (Unaudited)        (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term obligations                   $ 2,105           $ 2,105
Accounts payable                                            15,306            15,525
Accrued compensation and vacation                            2,800             2,750
Accrued taxes other than income taxes                        1,477             1,558
Interest payable                                               106               132
Other                                                        4,517             3,257

      Total current liabilities                             26,311            25,327

Long-term obligations, less current portion                 20,295            22,898

Commitments and contingencies (Note 2)

Shareholders' Equity:

Common stock, no par value, authorized
 25,000 shares; issued and outstanding
 9,631 shares                                               38,273            38,273
Retained earnings                                           11,694            10,342
Foreign currency translation adjustment                        245               245

      Total shareholders' equity                            50,212            48,860

                                                           $96,818           $97,085

See accompanying notes to consolidated financial statements.


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                                           Second Quarters Ended
                                                      December 26,      December 27,
                                                              1998              1997
                                                            (in thousands, except
                                                              per share amounts)

Net sales                                                  $47,973           $44,129
Cost of sales (including warranty
 provision of $341 and $384)                                40,384            37,629
Gross profit on sales                                        7,589             6,500
Operating expenses:
Research, development and engineering                        1,383             1,274
Selling                                                      2,344             2,173
General and administrative                                   2,167             2,362

Operating income                                             1,695               691
Interest expense                                               464               494
Other income                                                   (57)              (62)

Earnings before income tax provision                         1,288               259
Income tax provision                                           429                11
Net income                                                    $859              $248


Earnings per share:

Earnings per common share - basic and diluted                $0.09            $ 0.03

Weighted average shares outstanding                          9,631             9,631
Diluted shares outstanding                                   9,705             9,631

See accompanying notes to consolidated financial statements.


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                              Two Quarters Ended
                                                       December 26,      December 27,
                                                              1998              1997
                                                             (in thousands, except
                                                               per share amounts)

Net sales                                                  $90,278           $84,386
Cost of sales (including warranty
 provision of $670 and $992)                                75,693            72,183
Gross profit on sales                                       14,585            12,203
Operating expenses:
Research, development and engineering                        2,876             2,157
Selling                                                      4,536             4,146
General and administrative                                   4,235             4,457

Operating income                                             2,938             1,443
Interest expense                                               992             1,025
Other income                                                  (113)              (79)

Earnings before income tax provision                         2,059               497
Income tax provision                                           707               106
Net income                                                  $1,352              $391

Earnings per share:

Earnings per common share - basic and diluted                $0.14            $ 0.04


Weighted average shares outstanding                          9,631             9,621
Diluted shares outstanding                                   9,659             9,621

See accompanying notes to consolidated financial statements.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Two Quarters Ended
                                                      December 26,      December 27,
                                                              1998              1997
                                                               (in thousands)
Cash flows from operating activities:
 Net income                                                 $1,352              $391
Adjustments to reconcile net income to
 cash provided by operating activities:
  Depreciation and amortization                              3,475             4,807
  Provision for obsolete inventory                             875             1,120
  Provision for doubtful receivables                           143                25
  Provision for warranty                                       670               992
  Gain on disposal of assets                                   (10)                0
  Deferred income taxes                                        631              (335)
Changes in operating assets and liabilities:
  Trade receivables                                         (5,302)                7
  Inventories                                                 (372)             (522)
  Customer tooling                                           3,170            (1,286)
 Other assets                                               (1,206)              (54)
  Accounts payable                                            (219)            2,660
  Accrued compensation                                          50               329
  Other liabilities                                            483              (564)
Cash provided by operating activities                        3,740             7,582

Cash flows from investing activities:
  Proceeds from sale of property plant and equipment            10                 0
  Purchase of property and equipment                          (874)           (4,753)
Cash used in investing activities                             (864)           (4,753)

Cash flows from financing activities:
  Other financing fees                                           0               (37)
  Payments on long-term obligations                         (2,603)           (4,384)
Cash used in financing activities                           (2,603)           (4,421)

Effect of exchange rate changes on cash                          0              (153)
Net increase in cash and cash equivalents                      273            (1,745)

Cash and cash equivalents, beginning of period                 288             2,812
Cash and cash equivalents, end of period                      $561            $1,067


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
-----------------------------------------------------------------------
1.    INVENTORIES

                                                      December 26,          June 27,
                                                              1998              1998
                                                       (Unaudited)         (Audited)
                                                                (in thousands)

   Finished goods                                          $11,887           $11,802
   Work-in-process                                           3,158             3,106
   Raw materials and supplies                               11,898            12,554
   Reserve for obsolescence                                 (2,723)           (2,739)
                                                           $24,220           $24,723

2.    COMMITMENTS

      The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $690,000 at December 26, 1998.

3.    LONG-TERM OBLIGATIONS

Long-term obligations consist of:

                                                       December 26,          June 27,
                                                              1998              1998
                                                                (in thousands)

Note payable - GECC                                        $ 7,206           $ 8,332
Revolving line                                              13,676            15,153
Litigation reserve                                             900               900
Deferred compensation obligation                               618               618
                                                            22,400            25,003
Less current portion                                        (2,105)           (2,105)
                                                           $20,295           $22,898


4.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                            Two Quarters Ended
                                                      December 26,      December 27,
                                                              1998              1997
                                                              (in thousands)

Interest payments                                           $1,018            $1,071
Income tax payments                                            322                93




5.    INCOME TAXES

      The income tax provisions were $429,000 for the second quarter of fiscal 1999 and $11,000 for the second fiscal quarter of 1998. The amount of these provisions related to taxes on foreign losses and earnings were ($101,000) for the quarter ended December 26, 1998 and $223,000 for the quarter ended December 27, 1997. The offsetting ($212,000) of the second quarter of the fiscal 1998 provision relates to tax benefits on U.S. losses. For the six months ended December 26, 1998 and December 27, 1997, the income taxes provisions were $707,000 and $106,000, respectively. Included in these provisions were $31,000 and $370,000 for taxes on foreign earnings. The offsetting ($264,000) of the provision for the six months ended December 27, 1997 relates to tax benefits on U.S. losses. The Company has tax loss carryforwards of approximately $25.3 million which expire in varying amounts in the years 2006 through 2012.

6. ADOPTION OF FINANCIAL ACCOUNTING STANDARDS NO. 128

      The Company has adopted Financial Accounting Standards No. 128 which requires the presentation of "basic EPS" and "diluted EPS". Basic EPS is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares and common share equivalents outstanding during the period. Key Tronic uses the Treasury Stock Method required by the new standard in calculating the dilutive effect of common stock equivalents.

      There were no adjustments to the income available to common shareholders for the second quarters and two quarters ended December 26, 1998 and December 27, 1997. The following table presents the Company's calculations of weighted average shares (number of shares):

                                                 Adjustments For
                      Weighted Avg. Shares     Dilutive O/S Option      Total

For the Quarter Ended

December 26, 1998           9,630,830                 74,357           9,705,187

December 27, 1997           9,630,610                    308           9,630,918


For Two Quarters Ended

December 26, 1998           9,630,830                 27,947           9,658,777

December 27, 1997           9,620,720                    394           9,621,114



 FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements in addition to historical information. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to those outlined in "Management's Discussion and Analysis of Financial Condition and Results of Operations_ Risks and Uncertainties That May Affect Future Results." Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     Operating activities provided $3.7 million of cash during the first two quarters of fiscal 1999 versus $7.6 million of cash provided by operating activities during the same period of the prior year. This change in available cash is due primarily to increased accounts receivable and other current assets offset by decreased customer tooling. The increases in accounts receivable are due to increased sales in the last four weeks of the current quarter. The increase in other assets is due primarily to increased non-trade receivables associated with the Company's subcontractor in Shanghai, China and required prepayments associated with lease contracts.

     During the first two quarters of fiscal 1999, $.9 million was expended in capital additions versus $4.8 million spent in capital additions in the same period in the previous fiscal year. The Company anticipates capital expenditures of approximately $3.4 million through the remainder of the current fiscal year ending July 3, 1999. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS, pages 13-14. Capital expenditures are expected to be financed with internally generated funds.

     The Company has a secured financing agreement which contains a term note for up to $11,000,000 and a revolving loan for up to $25,800,000. The revolving loan agreement is secured by the assets of the corporation. The agreement contains financial covenants that relate to maximum capital expenditures, minimum debt service coverage, minimum earnings before interest expense, income tax, depreciation, and amortization, and maximum leverage percentages. In addition to these financial covenants, the financing agreement restricts investments, disposition of assets, and payment of dividends. At December 26, 1998 and June 27, 1998, the Company was in compliance with all debt covenants.

     The term note is payable in quarterly installments of principal, each in the amount of $500,000, commencing in March 1998 and ending in December 2002. In addition to these scheduled payments, the Company is also paying $21,000 per month against the term note which is a special agreement with GECC resulting from the Company's lease of its Cheney facility. If debt service coverage is greater than 1.2, this note bears interest at one and three-quarters percent (1.75%) in excess of the applicable London Interbank Offered Rate (LIBOR). If debt service coverage is less than or equal to 1.2, this note bears interest at two percent (2.00%) in excess of the applicable LIBOR rate. At December 26, 1998, the applicable LIBOR rate was 5.03422%, and the applicable interest rate was 7.03422%.

     The revolving loan with GECC is renewable and covers an initial period of five years expiring on December 31, 2001. If debt service coverage is greater than 1.2, the applicable interest rate is one and one-half percent (1.5%) in excess of the applicable LIBOR rate. If debt service coverage is less than or equal to 1.2, the applicable interest rate is one and three-quarters percent (1.75%) in excess of the applicable LIBOR rate. At December 26, 1998, the applicable LIBOR rate was 5.03422%, and the applicable interest rate was 6.78422%. At December 26, 1998, there was $13.7 million borrowed on the revolving loan and approximately $6.3 million available for use under the revolving loan. The Company is required to pay fees on the unused revolving loan balance.

     The revolving loan balance has decreased $1.5 million since the Company's fiscal year end at June 27, 1998. This decrease can be attributed to increased controls on outgoing cash along with increased payments from the Company's subsidiary in Ireland coupled with more aggressive collections thus making additional cash available to pay down the revolving loan.

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

     The Company has an internal committee made up of representatives from seven strategic areas that are dedicated to the Year 2000 issue, and the committee meets on a regular basis to discuss the Company's progress on any remaining projects that are considered potential problem areas. During the second quarter of fiscal 1999, the Company upgraded additional software programs that were not compliant and has plans in place to complete this task within the next few months. Any remaining hardware issues are being handled in a similar manner. Costs associated with these upgrades have been immaterial and have been expensed as incurred.

     The Company actually started its Year 2000 readiness program in 1993 with the upgrade of its business systems. Total budgeted costs associated with this upgrade was $500,000, and this project was completed as scheduled in 1993. Other costs associated with upgrades of PC's and other communication equipment, security systems, software, facilities, and equipment was budgeted at less than $1.5 million. These costs have been budgeted and spread over the past three fiscal years as well as the current fiscal year, and the committee at this time feels that its readiness programs are about 85% complete. July of 1999 has been targeted as the completion date for any currently unresolved Year 2000 issues. The Company believes that this is a reasonable date based on information currently available.

      The Company has contacted all suppliers by survey regarding their year 2000 readiness. All suppliers responded to the survey, but not all of the responses were sufficient to confirm their readiness, so the committee has requested test data from some of the Company's suppliers and is in the process of scheduling personal visits with some of the Company's more critical suppliers in order to audit their compliance. The Company has also communicated with other external agencies and is in the process of initiating formal communications with all of its large customers to determine the extent to which the Company is vulnerable to those parties' failure to remediate their own
Year 2000 issues. Production and test equipment as well as production facilities have been evaluated for compliance, and at this time, they are considered to be 92% compliant. These statistics include the Company's foreign subsidiaries.

     Progress has also been made in identifying and evaluating embedded systems. The committee has plans in place to make sure that all date-sensitive systems are compliant by the targeted completion date mentioned above.

Key Tronic believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Year 2000 compliant in a timely manner. The Company can give no guarantee that the systems of the other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. There can also be no assurance that contingency plans will mitigate the effects of any noncompliance. It is believed that the most reasonably likely worst case scenario for Year 2000 non-compliance to the Company will be that the supply of goods and services by third parties to the Company would be interrupted or delayed resulting in interruption or delay in the Company's manufacture of products which could interfere with the Company's ability to make shipments and therefore impact sales. As of December 26, 1998, the Company does not have contingency plans in place to cover these types of problems, but it plans to have all such risks to its operations identifed and addressed by contingency plans not later than mid 1999.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's major market risk relates to its secured debt. A portion of the Company's accounts receivable and inventories are used as collateral for its term and revolving debt. The interest rates applicable to the Company's debt fluctuate with the London Interbank Offered Rate (LIBOR). Over the past two fiscal quarters, the highest LIBOR rate was 5.66797% at the end of June, 1998. This rate continued through the month of July, 1998 and it has since fluctuated between 5.03422 and 5.65625%. At December 26, 1998, the effective LIBOR rate was 5.62875%.

     The table below presents principal (or notional) amounts and related weighted average variable interest rates by fiscal year of maturity. The weighted average variable interest rates for fiscal years 1999 and thereafter are estimated based on implied forward rates in the yield curve as of June 27, 1998. These forward rates have been increased by 2% for the term debt and 1.75% for the revolving debt based on debt service coverage of less than 1.2 (see discussion above related to the Company's debt). All items described in the table are non-trading and are stated in U.S. dollars.

                                                                               FAIR VALUE
                                                                            DECEMBER 26, 1998
IN THOUSANDS            1999    2000     2001     2002  THEREAFTER     TOTAL

Interest rate risk:

Long-term debt-floating rate:

Secured term debt      1,000    2,000    2,000    2,000     269        7,269          7,269
Average interest rate  7.84%    7.87%    7.91%    7.92%    7.94%

Secured revolving debt                           13,676               13,676         13,676
Average interest rate                             7.67%


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

NET SALES

     Net sales for the fiscal 1999 second quarter ended December 26, 1998 were $48.0 million compared to $44.1 million for the second quarter of the previous year. For the six months ended December 26, 1998, sales were $90.3 million compared to $84.4 million for the same period of the previous year.

     Keyboard shipments increased 24.4% from the second quarter of the prior year while the average selling price decreased approximately 21.6%. For the six months ended December 26, 1998, unit shipments increased approximately 30.7% over the same period of the prior year while the average selling price decreased 21.1%. The increase in units shipped from the second quarter of fiscal year 1998 to the second quarter of fiscal year 1999 is due primarily to increased customer orders. The decrease in average selling price is due primarily to the sale of new lower cost products.

     Non-keyboard revenue accounted for 17.1% of total revenue in the second quarter of fiscal 1999 versus 14.0% of total revenue in the second quarter of fiscal 1998. For the six months ended December 26, 1998, non-keyboard revenue accounted for 21.1% of total revenue versus 18.2% of total revenue for the same time period of the prior fiscal year. The increase in non-keyboard revenue as a percentage of net sales is due primarily to increased shipments to two major OEM customers.

COST OF SALES

     Cost of sales were 84.2% of revenue in the second quarter of 1999 compared to 85.3% for the second quarter of 1998. Cost of sales were 83.8% of revenue for the six months ended December 27, 1997, compared to 85.5% for the same period of the prior year. The cost of sales percentage has decreased despite lower unit pricing. The Company continues to emphasize cost reduction whenever feasible by increasing capacity in its Juarez, Mexico facility. This facility was expanded during fiscal 1997 to increase available manufacturing and molding capacity. During the second quarter of fiscal 1999, additional emphasis was placed on material cost reductions through negotiations with major suppliers as well as changes to product designs that were conducive to lower costs.

     During fiscal 1998, the Company began working with a subcontractor in mainland China for the production of its keyboard products. The Company's keyboard business will eventually be produced almost in entirety within China. The Company plans to use its facility in Mexico to increase available capacity for new and existing ODM products. This facility, in conjunction with a newly organized subsidiary in Shanghai, China, will enable the Company to increase its presence in this growing market.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, development and engineering expenses were $1.4 million in the second quarter of fiscal 1999 and $1.3 million for the same period of fiscal 1998. As a percentage of sales, R D & E expenditures were 2.9% in the second quarter of 1999 which matches the percentage of sales in the second quarter of 1998. Research, development, and engineering expenses were $2.9 million for the six months ended December 26, 1998 compared to $2.2 million for the same period of the prior year. As a percentage of sales, R D & E expenditures were 3.2% for the current six month period versus 2.6% for the same period of the prior fiscal year. As a percent of revenue the increase is due primarily to increased new product design activity associated with the Company's ODM business.

SELLING EXPENSES

     Selling expenses were $2.3 million in the second quarter of fiscal 1999 compared to $2.2 million in the second quarter of fiscal 1998. Selling expenses as a percentage of revenue were 4.9% for the quarter compared to 4.9% in the same quarter of fiscal 1998. For the six months ended December 26, 1998, selling expenses were $4.5 million compared to $4.1 million for the same period of the prior year. As a percentage of revenue for the current six month period, selling expenses were 5.0% compared to 4.9% for the same period of the prior year. Selling expenses in dollars and percentages of revenue remained fairly consistent. The slight increase in both dollars and percentages can be attributed to increased promotional expenses for the Company's retail product lines.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $2.2 million in the second quarter of fiscal 1999 compared to $2.4 million in the second quarter of fiscal 1998.
As a percentage of revenue, G&A expenses were 4.5% in the second quarter of fiscal 1999 versus 5.4% in the same quarter of the prior year. For the six months ended December 26, 1998, G&A expenses were $4.2 million compared to $4.5 million for the same period of the prior year. As a percentage of revenue G&A expenses for the first six months of fiscal 1999 were 4.7% versus 5.3% for the same period of the prior year. As a percentage of revenue the decrease is primarily due to decreased spending in various administrative costs.

INTEREST

     Interest expense was $464,000 in the second quarter of fiscal 1999 compared to $494,000 for the second quarter of fiscal 1998. For the six months ended December 26, 1998, interest expense was $992,000 compared to $1.0 million for the same period of the prior year. This decrease is due primarily to lower interest charges resulting from additional payments on the GECC term note as well as tighter cash controls making additional cash available to pay down the revolving line of credit.

INCOME TAXES

      The income taxes provisions were $429,000 for the second quarter of fiscal 1999 and $11,000 for the second fiscal quarter of 1998. The amount of these provisions related to taxes on foreign losses and earnings were ($101,000) for the quarter ended December 26, 1998 and $223,000 for the quarter ended December 27, 1997. The offsetting ($212,000) of the second quarter of the fiscal 1998 provision relates to tax benefits on U.S. losses. For the six months ended December 26, 1998 and December 27, 1997, the income taxes provisions were $707,000 and $106,000, respectively. Included in these provisions were $31,000 and $370,000 for taxes on foreign earnings. The offsetting ($264,000) of the provision for the six months ended December 27, 1997 relates to tax benefits on U.S. losses. The Company has tax loss carryforwards of approximately $25.3 million which expire in varying amounts in the years 2006 through 2012.

ESOP

      No contributions to the Employee Stock Ownership Plan (ESOP) were made during the second quarter of fiscal years 1999 and 1998.

BACKLOG

      The Company's backlog at the end of the second fiscal quarter of 1999 was $9.4 million compared to $12.9 million at the end of the 1998 fiscal year and $16.4 million at the end of the second quarter of fiscal 1998. The decrease in the backlog from fiscal year end and from the second quarter of fiscal 1998 is attributable in part to increased sales in the last month of the current quarter. The Company also supports two major OEM customers that have expanded their Just-In-Time (JIT) inventory systems, so that orders are not placed in advance but are pulled from a stock location maintained by Key Tronic Corporation.

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

Concentration of Major Customers. At present, the Company's customer base is highly concentrated, and there can be no assurance that its customer base will not become more concentrated. Two of the Company's OEM customers accounted for 31%, and 13% individually, of net sales during fiscal 1998. In 1997, these same customers accounted for 34%, and 7% of the Company's net sales. In fiscal 1997, another customer accounted for 11% of net sales; however, in fiscal 1998, this customer accounted for only 2% of net sales. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company's customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company's major customers or the reduction, delay or cancellation of orders from such customers could materially and adversely affect the Company's business, operating results and financial condition.

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

Litigation. The Company currently is a party to twenty-two lawsuits brought by computer keyboard users in state and federal courts. These lawsuits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to the claimants' alleged injuries, generally referred to as repetitive stress injuries
(RSI) or cumulative trauma disorders (CTD). The Company believes it has valid defenses to these claims, and it will vigorously defend them. These lawsuits are in the early stages of discovery. At this time, management believes that it is not likely that the ultimate outcome of these lawsuits will have a material adverse effect on the Company's financial position. However, given the limited information currently available, the complexity of the litigation, the inherent uncertainty of litigation and the ultimate resolution of insurance coverage issues, management's position will change if warranted by facts and circumstances.

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

Dilution and Stock Price Volatility. As of December 26, 1998, there were outstanding options and warrants for the purchase of approximately 2,000,000 shares of common stock of the Company ("Common Stock"), of which options and warrants for approximately 1,000,000 shares were vested and exercisable.
Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

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

The Company has communicated with all of its significant suppliers, and other external agencies, and is in the process of initiating formal communications with all of its large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which will be derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.


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


                             KEY TRONIC CORPORATION


                 /s/ Jack W. Oehlke                         February 10, 1999
                 Jack W. Oehlke                             Date:
                 (Director, President and
                 Chief Executive Officer)




                 /s/ Ronald F. Klawitter                    February 10, 1999
                 Ronald F. Klawitter                        Date:
                 Principal Financial Officer




                 /s/ Keith D. Cripe                         February 10, 1999
                 Keith D. Cripe                             Date:
                 Principal Accounting Officer


                                   SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.