Form 10-Q
period 1999-04-03
KEY TRONIC CORP
filed 1999-05-14
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended April 3, 1999                       Commission File Number
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

     At April 20, 1999, 9,630,830 shares of Common Stock, no par value (the only class of common stock), were outstanding.


                             KEY TRONIC CORPORATION

                                     Index

                                                                  Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Consolidated Balance Sheets _ April 3, 1999
             (Unaudited) and June 27, 1998                          3-4

          Consolidated Statements of Income (Unaudited)
             Third Quarters Ended April 3, 1999
               and March 28, 1998                                     5

          Consolidated Statements of Income (Unaudited)
             Three Quarters  Ended April 3, 1999
              and March 28, 1998                                      6

          Consolidated Statements of Cash Flows (Unaudited)
             Three Quarters  Ended April 3, 1999
              and March 28, 1998                                      7

             Notes to Consolidated Financial Statements             8-9

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations         9-14

PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings                                          15

Item 4.   Submission of Matters to a Vote of Security Holders        15

Item 5.   Other Events                                               15

Item 6.   Exhibits and Reports on Form 8-K                           15

SIGNATURES                                                           16

                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                                     April 3, 1999     June 27, 1998
                                                                   (Unaudited)

ASSETS
Current Assets:

Cash and cash equivalents                                  $ 1,358             $ 288
Trade receivables, less allowance for doubtful
   accounts of $862 and $885                                26,688            23,103
Inventories                                                 23,395            24,723
Real estate held for sale                                    2,025             2,134
Deferred income tax asset _ current, net                     1,279             1,681
Customer tooling                                             1,666             4,855
Other                                                        6,924             3,127
                                                             -----             -----
   Total current assets                                     63,335            59,911

Property, plant and equipment - at cost                    104,226           103,551
 Less accumulated depreciation                              77,751            73,621
                                                             -----             -----
   Total property, plant and equipment                      26,475            29,930



Other Assets:

Deferred income tax asset, net                               3,536             4,198
Other, (net of accumulated amortization
   of $299 and $170)                                         1,222             1,770
Goodwill (net of accumulated amortization
      of $607 and $511)                                      1,180             1,276
                                                             -----             -----
                                                           $95,748           $97,085
                                                           =======           =======

See accompanying notes to consolidated financial statements.


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (continued, in thousands)

                                                     April 3, 1999     June 27, 1998
                                                                   (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

Current portion of long-term obligations                   $ 2,105           $ 2,105
Accounts payable                                            15,262            15,525
Accrued compensation and vacation                            3,144             2,750
Accrued taxes other than income taxes                        1,499             1,558
Interest payable                                                26               132
Other                                                        3,564             3,257
                                                             -----             -----

      Total current liabilities                             25,600            25,327
                                                            ------            ------


Long-term obligations, less current portion                 18,933            22,898
                                                            ------            ------

Commitments and contingencies (Note 2)

Shareholders' Equity:

Common stock, no par value, authorized
 25,000 shares; issued and outstanding
 9,631 shares                                               38,273            38,273
Retained earnings                                           12,697            10,342
Foreign currency translation adjustment                        245               245
                                                               ---               ---

      Total shareholders' equity                            51,215            48,860
                                                            ------            ------

                                                           $95,748           $97,085
                                                           =======           =======

See accompanying notes to consolidated financial statements.


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Third Quarter Ended
                                                        April 3, 1999    March 28, 1998
                                                   (in thousands, except per share amounts)

Net sales                                                  $45,155           $45,387
Cost of sales (including warranty
 provision of $300 and $154)                                37,525            39,393
                                                            ------            ------
Gross profit on sales                                        7,630             5,994

Operating expenses:
Research, development and engineering                        1,005             1,151
Selling                                                      2,400             2,198
General and administrative                                   2,101             2,080
                                                             -----           -------


Operating income                                             2,124               565
Interest expense                                               463               526
Other income                                                   (59)             (111)
                                                              ----              ----

Income before income tax provision                           1,720               150
Income tax provision                                           718                 3
                                                               ---                 -
Net income                                                  $1,002              $147
                                                            ======             =====

Earnings per share:

Earnings per common share - basic and diluted                $0.10            $ 0.02

Weighted average shares outstanding                          9,631             9,631
Diluted shares outstanding                                   9,857             9,632

See accompanying notes to consolidated financial statements.


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                            Three Quarters Ended
                                                     April 3, 1999    March 28, 1998
                                                   (in thousands, except per share amounts)

Net sales                                                 $135,433          $129,773
Cost of sales (including warranty

 provision of $969 and $1,145)                             113,218           111,576
                                                            ------           -------

Gross profit on sales                                       22,215            18,197
Operating expenses:
Research, development and engineering                        3,881             3,308
Selling                                                      6,935             6,344
General and administrative                                   6,337             6,537
                                                             -----             -----

Operating income                                             5,062             2,008
Interest expense                                             1,455             1,551
Other income                                                  (172)             (190)
                                                             -----            ------

Income before income tax provision                           3,779               647
Income tax provision                                         1,424               108
                                                             -----               ---
Net income                                                  $2,355              $539
                                                             =====              ====

Earnings per share:

Earnings per common share - basic and diluted                $0.24            $ 0.06


Weighted average shares outstanding                          9,631             9,624
Diluted shares outstanding                                   9,753             9,626

See accompanying notes to consolidated financial statements.


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Three Quarters  Ended
                                                     April 3, 1999    March 28, 1998
                                                                (in thousands)
Cash flows from operating activities:
 Net income                                                 $2,355              $539
Adjustments to reconcile net income to
 cash provided by operating activities:
  Depreciation and amortization                              5,258             7,294
  Provision for obsolete inventory                           1,115             1,170
  Provision for doubtful receivables                           334                50
  Provision for warranty                                       969             1,145
  Provision for litigation                                    (900)                0
  Gain on disposal of assets                                   (31)              (65)
  Deferred income taxes                                      1,064              (526)
Changes in operating assets and liabilities:
  Trade receivables                                         (3,919)           (2,854)
  Inventories                                                  213            (3,965)
  Customer tooling                                           3,189            (2,787)
  Other assets                                              (3,378)              439
  Accounts payable                                            (263)            6,500
  Accrued compensation and vacation                            394              (280)
  Other liabilities                                           (827)             (756)
                                                              -----            -----
Cash provided by operating activities                        5,573             5,904
                                                              -----            -----

Cash flows from investing activities:
  Proceeds from sale of property plant and equipment            42                80
  Purchase of property and equipment                        (1,480)           (6,311)
                                                              -----            -----
Cash used in investing activities                           (1,438)           (6,231)
                                                              -----            -----

Cash flows from financing activities:
  Other financing fees                                           0               (45)
  Payments on long-term obligations                         (3,065)           (1,337)
                                                              -----            -----
Cash used in financing activities                           (3,065)           (1,382)
                                                              -----            -----

Effect of exchange rate changes on cash                          0              (152)
                                                             -----            -----
Net increase (decrease) in cash and cash equivalents         1,070            (1,861)

Cash and cash equivalents, beginning of period                 288             2,812
                                                              -----            -----

Cash and cash equivalents, end of period                    $1,358              $951
                                                            ======             ======


See accompanying notes to consolidated financial statements.


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

The interim financial statements are Unaudited but, in the opinion of management, reflect all adjustments of a normal and recurring nature necessary for a fair presentation of results of operations for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended June 27, 1998.
------------------------------------------------------------------------
1.    INVENTORIES

                                                     April 3, 1999     June 27, 1998
                                                                   (in thousands)

     Finished goods                                        $11,876           $11,802
     Work-in-process                                         2,911             3,106
     Raw materials and supplies                             11,250            12,554
     Reserve for obsolescence                               (2,642)           (2,739)
                                                            ------            ------
                                                           $23,395           $24,723
                                                           =======           =======

2.      COMMITMENTS

         The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $800,000 at April 3,
         1999.

3.      LONG-TERM OBLIGATIONS

   Long-term obligations consist of:

                                                                    April 3, 1999     June 27, 1998
                                                                            (in thousands)

         Note payable _ GECC (General Electric Capital Corporation)   $ 6,122           $ 8,332
         Revolving line                                                14,298            15,153
         Litigation reserve                                                 0               900
         Deferred compensation obligation                                 618               618
                                                                          ---               ---
                                                                       21,038            25,003
         Less current portion                                          (2,105)           (2,105)
                                                                      -------           --------
                                                                      $18,933           $22,898
                                                                      =======           =======

          Management has considered the facts and circumstances surrounding its litigation on the MICA sanitary landfill and has determined that an accrual is no longer needed as of the quarter ended April 3, 1999. Accordingly, management has reversed its accrual of $900,000 in the third quarter of fiscal 1999.

4.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                             Three Quarters Ended
                                                          April 3, 1999    March 28, 1998
                                                                   (in thousands)

         Interest payments                                  $1,561            $1,575
         Income tax payments                                   146               149

5.    INCOME TAXES

      The income tax provisions were $718,000 for the third quarter of fiscal 1999 and $3,000 for the third quarter of fiscal 1998. For the quarter ended April 3, 1999, the income tax provision included a benefit on foreign losses of $261,000; whereas, for the quarter ended March 28, 1998, the income tax provision included taxes on foreign income of $172,000. The offsetting ($169,000) of the third quarter of the fiscal 1998 provision relates to tax benefits on U.S. losses. For the nine months ended April 3, 1999 and March 28, 1998, the income tax provisions were $1,424,000 and $108,000, respectively. Included in these provisions were $292,000 and $542,000 for taxes on foreign earnings, respectively. The offsetting ($434,000) of the provision for the nine months ended March 28, 1998 relates to tax benefits on U.S. losses. The Company has tax loss carryforwards of approximately $25.3 million which expire in varying amounts in the years 2006 through 2012.

6. ADOPTION OF FINANCIAL ACCOUNTING STANDARDS NO. 128

      The Company has adopted Financial Accounting Standards No. 128 which requires the presentation of "basic EPS" and "diluted EPS". Basic EPS is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares and common share equivalents outstanding during the period. Key Tronic uses the Treasury Stock Method required by the standard in calculating the dilutive effect of common stock equivalents.

      There were no adjustments to the income available to common shareholders for the third quarters and three quarters ended April 3, 1999 and March 28, 1998. The following table presents the Company's calculations of weighted average shares outstanding (number of shares):

                                             Adjustments For
                     Weighted Avg. Shares    Dilutive O/S Option      Total


For the Quarter Ended
---------------------
April 3, 1999          9,630,830                   225,923          9,856,753

March 28, 1998         9,630,830                       802          9,631,632

For Three Quarters Ended
------------------------

April 3, 1999          9,630,830                   122,389          9,753,219

March 28, 1998         9,624,090                     2,324          9,626,414

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS IN ADDITION TO HISTORICAL INFORMATION. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. RISKS AND UNCERTAINTIES THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO THOSE OUTLINED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS_ RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S OPINIONS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO FORWARD-LOOKING STATEMENTS. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING QUARTERLY REPORTS ON FORM 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

      Operating activities provided $5.6 million of cash during the first three quarters of fiscal 1999 versus $5.9 million of cash provided by operating activities during the same period of the prior year. The fiscal 1999 change in available cash is due primarily to net income, increased accounts receivable and other current assets offset by decreased customer tooling. The increase in accounts receivable are due to increased sales the last four weeks of the current quarter. The increase in other assets is due primarily to increased non-trade receivables associated with the Company's subcontractor in Shanghai, China and required prepayments associated with lease contracts.

      During the first three quarters of fiscal 1999, $1.4 million was expended in capital additions versus $6.2 million spent in capital additions in the same period in the previous fiscal year. The Company anticipates capital expenditures of approximately $1.3 million through the remainder of the current fiscal year ending July 3, 1999. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS, pages 13-14. Capital expenditures are expected to be financed with internally generated funds.

      The Company has a secured financing agreement which contains a term note for up to $11,000,000 and a revolving loan for up to $25,800,000. The revolving loan agreement is secured by the assets of the corporation. The agreement contains financial covenants that relate to maximum capital expenditures, minimum debt service coverage, minimum earnings before interest expense, income tax, depreciation, and amortization, and maximum leverage percentages. In addition to these financial covenants, the financing agreement restricts investments, disposition of assets, and payment of dividends. At April 3, 1999 and June 27, 1998, the Company was in compliance with all debt covenants.

      The term note is payable in quarterly installments of principal, each in the amount of $500,000, commencing in March 1998 and ending in December 2002. In addition to these scheduled payments, the Company is also paying $21,000 per month against the term note, which is a special agreement with GECC resulting from the Company's lease of its Cheney facility. If debt service coverage is greater than 1.4, this note bears interest at one and three-quarters percent (1.75%) in excess of the applicable London Interbank Offered Rate (LIBOR). If debt service coverage is less than or equal to 1.4, this note bears interest at two percent (2.00%) in excess of the applicable LIBOR rate. At April 3, 1999, the applicable LIBOR rate was 4.93875%, and the applicable interest rate was 6.68875%.

      The revolving loan with GECC is renewable and covers an initial period of five years expiring on December 31, 2001. If debt service coverage is greater than 1.4, the applicable interest rate is one and one-half percent (1.5%) in excess of the applicable LIBOR rate. If debt service coverage is less than or equal to 1.4, the applicable interest rate is one and three-quarters percent (1.75%) in excess of the applicable LIBOR rate. At April 3, 1999, the applicable LIBOR rate was 4.93750%, and the applicable interest rate was 6.43750%. At April 3, 1999, there was $14.3 million borrowed on the revolving loan and approximately $4.0 million available for use under the revolving loan. The Company is required to pay fees on the unused revolving loan balance.

      The revolving loan balance has decreased $0.9 million since the Company's fiscal year end at June 27, 1998. This decrease can be attributed to increased controls on outgoing cash along with increased payments from the Company's subsidiary in Ireland coupled with lower capital expenditures thus making additional cash available to pay down the revolving loan.

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

     The Company has an internal committee made up of representatives from seven strategic areas that are dedicated to the Year 2000 issue, and the committee meets on a regular basis to discuss the Company's progress on any remaining projects that are considered potential problem areas. During the third quarter of fiscal 1999, the Company upgraded additional software programs that were not compliant and has plans in place to complete this task within the next few months. Any remaining hardware issues are being handled in a similar manner. Costs associated with these upgrades have been immaterial and have been expensed as incurred.

     The Company actually started its Year 2000 readiness program in 1993 with the upgrade of its business systems. Total budgeted cost associated with this upgrade was $500,000, and this project was completed as scheduled in 1993.
Other costs associated with upgrades of PC's and other communication equipment, security systems, software, facilities, and equipment was budgeted at less than $1.5 million. These costs have been budgeted and spread over the past three fiscal years as well as the current fiscal year, and the committee at this time feels that its readiness programs are about 95% complete. July of 1999 has been targeted as the completion date for any currently unresolved Year 2000 issues. The Company believes that this is a reasonable date based on information currently available.

      The Company contacted all suppliers by survey regarding their year 2000 readiness several months ago. All suppliers responded to the survey, but not all of the responses were sufficient to confirm their readiness, so the committee requested test data from some of the Company's suppliers and has reviewed some of the Company's more critical suppliers in order to confirm their compliance. The Company has also communicated with its banks and other external agencies that provide critical services to the company and assurances and documentation have been received to indicate full compliance. Production and test equipment as well as production facilities have been evaluated for compliance, and at this time, they are considered to be 95% compliant. These statistics include the Company's foreign subsidiaries. Any embedded systems have been identified and remediated as a part of the production facilities evaluation.

     Key Tronic believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Year 2000 compliant in a timely manner. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. There can also be no assurance that contingency plans will mitigate the effects of any non-compliance. It is believed that the most reasonably likely worst case scenario for Year 2000 non-compliance to the Company will be that the supply of goods and services by third parties to the Company would be interrupted or delayed resulting in interruption or delay in the Company's manufacture of products. All interruptions or delays could interfere with the Company's ability to make shipments and therefore impact sales and cash flows. As of April 3, 1999, the Company has discussed contingency plans to cover these types of problems. Any necessary formal documentation to communicate these contingency plans will be completed by mid 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's major market risk relates to its secured debt. A portion of the Company's accounts receivable and inventories are used as collateral for its term and revolving debt. The interest rates applicable to the Company's debt fluctuate with the London Interbank Offered Rate (LIBOR). Over the past three fiscal quarters the highest LIBOR rate was 5.66797% at the end of June, 1998. This rate continued through the month of July, 1998 and it has since fluctuated between 4.93688 and 5.65625%. At April 3, 1999, the effective LIBOR rate was 4.93750% for the revolver debt and 4.93875% for the term debt. The difference between these two rates is due to LIBOR contract renewals on separate days during the period. LIBOR rates fluctuate on a daily basis.

      The Company does not enter into derivative transactions or leveraged swap agreements.

      Although the Company does have international operations, the functional currency for all active subsidiaries, except for KTS (Key Tronic Shanghai) is the U.S. dollar. RMB is the functional currency for KTS and at this time RMB is fixed and requires no currency translation adjustment. The Company imports for its own use raw materials that are used in its manufacturing operations. Such purchases are denominated in U.S. dollars and are paid for under normal trade terms.

NET SALES

      Net sales for the fiscal 1999 third quarter ended April 3, 1999 were $45.2 million compared to $45.4 million for the third quarter of the previous year. For the nine months ended April 3, 1999, sales were $135.4 million compared to $129.8 million for the same period of the previous year.

      Keyboard shipments for the third quarter of fiscal year 1999 were about the same as the third quarter of the prior year while the average selling price decreased approximately 9.1%. For the nine months ended April 3, 1999, unit shipments increased approximately 17.9% over the same period of the prior year while the average selling price decreased 16.5%. The increase in units shipped from the nine months ending March 28, 1998 to the nine months ending April 3, 1999 is due primarily to increased customer orders. The decrease in average selling price is due primarily to the sale of new lower cost products.

      Non-keyboard revenue accounted for 18.1% of total revenue in the third quarter of fiscal 1999 versus 8.1% of total revenue in the third quarter of fiscal 1998. For the nine months ended April 3, 1999, non-keyboard revenue accounted for 14.1% of total revenue versus 14.7% of total revenue for the same time period of the prior fiscal year. The increase in non-keyboard revenue as a percentage of net sales is due primarily to increased shipments to two major OEM customers.

COST OF SALES

      Cost of sales were 83.1% of revenue in the third quarter of 1999 compared to 86.8% for the third quarter of 1998. Cost of sales were 83.6% of revenue for the nine months ended April 3, 1999, compared to 86.0% for the same period of the prior year. The cost of sales percentage has decreased despite lower unit pricing. The Company continues to emphasize cost reduction whenever feasible by increasing capacity in its Juarez, Mexico facility. This facility was expanded during fiscal 1997 to increase available manufacturing and molding capacity. During the third quarter of fiscal 1999, additional emphasis was placed on material cost reductions through negotiations with major suppliers as well as changes to product designs that were conducive to lower costs.

      During fiscal 1998, the Company began working with a subcontractor in mainland China for the production of its keyboard products. The Company's keyboard business will eventually be produced almost in entirety within China. The Company plans to use its facility in Mexico to increase available capacity for new and existing ODM (Original Design Manufacturing) products. This facility, in conjunction with a newly organized subsidiary in Shanghai, China, which began activity this quarter, will enable the Company to increase its presence in this growing market.

RESEARCH, DEVELOPMENT AND ENGINEERING

      Research, development and engineering expenses were $1.0 million in the third quarter of fiscal 1999 and $1.2 million for the same period of fiscal 1998. As a percentage of sales, R D & E expenditures were 2.2% in the third quarter of 1999 compared to 2.5% for the same period of the prior year. Research, development, and engineering expenses were $3.9 million for the nine months ended April 3, 1999 compared to $3.3 million for the same period of the prior year. As a percentage of sales, R D & E expenditures were 2.9% for the current nine month period versus 2.5% for the same period of the prior fiscal year. As a percent of revenue the increase is due primarily to exceptionally large charge-outs to customers in Q1 FY98 which lowered that year's R&D spending to an abnormally low level.

SELLING EXPENSES

      Selling expenses were $2.4 million in the third quarter of fiscal 1999 compared to $2.2 million in the third quarter of fiscal 1998. Selling expenses as a percentage of revenue were 5.3% for the quarter compared to 4.8% in the same quarter of fiscal 1998. For the nine months ended April 3, 1999, selling expenses were $6.9 million compared to $6.3 million for the same period of the prior year. As a percentage of revenue for the current nine month period, selling expenses were 5.1% compared to 4.9% for the same period of the prior year. Selling expenses in dollars and percentages of revenue remained fairly consistent. The slight increase in both dollars and percentages can be attributed to increased promotional expenses for the Company's distribution products and increased selling expenses in Europe.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses were $2.1 million in the third quarters of fiscal 1999 and fiscal 1998. As a percentage of revenue, G&A expenses were 4.7% in the third quarter of fiscal 1999 versus 4.6% in the same quarter of the prior year. For the nine months ended April 3, 1999, G&A expenses were $6.3 million compared to $6.5 million for the same period of the prior year. As a percentage of revenue G&A expenses for the first nine months of fiscal 1999 were 4.7% versus 5.0% for the same period of the prior year. As a percentage of revenue the slight decrease is primarily due to decreased spending in various administrative costs, as well as increased revenue in fiscal 1999.

     For the three quarters ended April 3, 1999, the Company recorded $775,000 for its Incentive Compensation Program based upon the Company's fiscal year to date performance, and $900,000 for the reversal of its MICA sanitary landfill litigation accrual. Management has considered the facts and circumstances surrounding its litigation on the MICA sanitary landfill and has determined that an accrual is no longer needed as of the quarter ended April 3, 1999. Accordingly, management has reversed its accrual of $900,000 in the third quarter of fiscal 1999.

INTEREST

      Interest expense was $463,000 in the third quarter of fiscal 1999 compared to $526,000 for the third quarter of fiscal 1998. For the nine months ended April 3, 1999, interest expense was $1,455,000 compared to $1,551,000 for the same period of the prior year. This decrease is due primarily to lower interest charges resulting from additional payments on the GECC term note as well as tighter cash controls making additional cash available to pay down the revolving line of credit.


INCOME TAXES

      The income tax provisions were $718,000 for the third quarter of fiscal 1999 and $3,000 for the third quarter of fiscal 1998. For the quarter ended April 3, 1999, the income tax provision included a benefit on foreign losses of $261,000; whereas, for the quarter ended March 28, 1998, the income tax provision included taxes on foreign income of $172,000. The offsetting ($169,000) of the third quarter of the fiscal 1998 provision relates to tax benefits on U.S. losses. For the nine months ended April 3, 1999 and March 28, 1998, the income tax provisions were $1,424,000 and $108,000, respectively. Included in these provisions were $292,000 and $542,000 for taxes on foreign earnings, respectively. The offsetting ($434,000) of the provision for the nine months ended March 28, 1998 relates to tax benefits on U.S. losses. The Company has tax loss carryforwards of approximately $25.3 million which expire in varying amounts in the years 2006 through 2012.

ESOP

      No contributions to the Employee Stock Ownership Plan (ESOP) were made during the third quarter of fiscal years 1999 and 1998.

BACKLOG

      The Company's backlog at the end of the third fiscal quarter of 1999 was $8.4 million compared to $12.9 million at the end of the 1998 fiscal year and $13.8 million at the end of the third quarter of fiscal 1998. The decrease in the backlog from fiscal year end and from the third quarter of fiscal 1998 is attributable in part to increased sales in the last month of the current quarter. The Company also supports two major OEM customers that have expanded their Just-In-Time (JIT) inventory systems, so that orders are not placed in advance but are pulled from a stock location maintained by Key Tronic Corporation.

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

Subsequent to the quarter ended April 3, 1999, the Company obtained significant ODM contracts for three new customers. This success was offset with the loss of a keyboard product to a major customer. The offsetting effect to revenues for contracts is not expected to be significant. Management considers these events to be in the normal course of operations.

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

Litigation. The Company currently has twenty-two suits by computer keyboard users which are in State or Federal Courts in Illinois, New Jersey, New York, Pennsylvania. These suits allege that specific keyboard products manufactured by the company were sold with manufacturing, design and warning defects which caused or contributed to their injuries. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance, however the likelihood that punitive damages, if awarded, will be covered by insurance is remote. A total of one hundred and sixteen suits have been dismissed in California, Connecticut, Florida, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, Pennsylvania and Texas. One of the one hundred and sixteen dismissed suits is on appeal in New York.

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

Dilution and Stock Price Volatility. As of April 3, 1999, there were outstanding options and warrants for the purchase of approximately 2,000,000 shares of common stock of the Company ("Common Stock"), of which options and warrants for approximately 1,000,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised.
The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

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