Form 10-K405
period 1999-07-03
KEY TRONIC CORP
filed 1999-09-30
CIK 719733

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------


                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                                       of
                      The Securities Exchange Act of 1934
                             ----------------------

For the Fiscal Year Ended                                Commission File Number
July 3, 1999                                                      0-11559


                             KEY TRONIC CORPORATION

     Washington                                                 91-0849125
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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $40,664,660 as of September 8, 1999

The number of shares of Common Stock of the Registrant outstanding as of September 8, 1999 was 9,634,830 shares.

The Exhibit Index is located at Page 34.

                      DOCUMENTS INCORPORATED BY REFERENCE

A portion of the 1999 Registrant's Proxy Statement, pages 1 - 10, pursuant to Regulation 14A, covering the Annual Meeting of Shareholders to be held November 19, 1999 is incorporated by reference into Part III.


                             KEY TRONIC CORPORATION
                                 1999 FORM 10-K

                               TABLE OF CONTENTS

                                                                         Page
                                     PART I


Item 1.     Business......................................................3-7
Item 2.     Properties......................................................8
Item 3.     Legal Proceedings...............................................8
Item 4.     Submission of Matters to a Vote of Security Holders.............8


                                    PART II


Item 5.     Market for the Registrant's Common Stock and Related
               Stockholder Matters..........................................9
Item 6.     Selected Financial Data.........................................9
Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................10-15
Item 7A.    Quantitative and Qualitative Disclosures about
               Market Risk..............................................15-16
Item 8.     Financial Statements and Supplementary Data.................16-31
Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures........................31


                                    PART III


Item 10.    Directors and Executive Officers of the Registrant..........32-33
Item 11.    Executive Compensation.........................................33
Item 12.    Securities Ownership of Certain Beneficial Owners and
               Management..................................................33
Item 13.    Certain Relationships and Related Transactions.................33


                                    PART IV


Item 14.    Exhibits, Financial Statement Schedule, Reports on
               Form 8-K and Signatures..................................34-38

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

                                     PART I

ITEM 1.  BUSINESS

Key Tronic Corporation, a Washington corporation organized in 1969, and its subsidiaries (hereinafter collectively called the "Company" or "Key Tronic" unless the context otherwise requires) are principally engaged in the design, development, and manufacture of input devices, primarily keyboards, for personal computers, terminals, and workstations. The Company operates on a fiscal year that ends on the Saturday closest to June 30. The following discussion relates to these fiscal years of the Company.

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

The majority of the Company's keyboards are custom designed for a particular computer product, although an increasing percentage consists of standard configurations or those that have been tailored to meet industry standards. Key Tronic has the capability to produce a variety of keyboards and keycap configurations to provide to computer manufacturers for their intended applica-tions.

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

CAPACITANCE SWITCH TECHNOLOGY

In 1975, the Company developed a capacitance keyboard in response to demand for lower cost keyboards. Key Tronic was the first major independent keyboard supplier to successfully manufacture and market capacitance keyboards. The capacitance switch is based on two charged plates separated by an insulator brought into proximity by depressing the keycap. An electronic signal is transmitted at the point of closest proximity. Capacitance, mechanical, and membrane contact are currently the dominant technologies for applications that require detachable keyboards with serial output.

During 1992, the conversion of significant OEM customers to membrane keyswitch technologies from capacitance resulted in a change in the predominant technology used by the Company. It is anticipated that capacitance will continue to decline as a preferred technology platform as membrane and other technologies in development offer relative price advantages.

MEMBRANE TECHNOLOGY

In 1987, the Company developed a full travel membrane switch technology. The membrane switch offers significant reduction in material and labor costs. Specifically, a membrane keyboard utilizes a smaller printed circuit board and approximately 40 percent fewer electronic components than capacitance keyboards. In 1990, the Company completed development of an improved membrane technology.

KEYBOARD PRODUCTS

During 1999, 1998 and 1997, the Company realized revenues of approximately $134.7 million, $145.3 million and $151.0 million, respectively, from the sale of keyboards representing approximately 76 percent, 85 percent and 82 percent of total sales.

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

RETAIL KEYBOARDS

In 1983, Key Tronic began supplying to the retail market fully enclosed plug-compatible keyboards. These products serve as enhancements to or replacements for the original system-supplied keyboard. During the last half of fiscal 1996, the Company began developing a new line of keyboards specifically targeted toward retail channels and this line of products was fully promoted throughout fiscal 1997. In fiscal 1998, Key Tronic developed new enhanced keyboards (with fingerprint recognition and smartcard reader technology) and successfully marketed them throughout 1999. The Company sells its plug-compatible keyboards through a worldwide network of distributors and major retailers.

NON-KEYBOARD PRODUCTS

The Company realized revenue from non-keyboard products, which in the aggregate, accounted for $43.6 million, $24.8 million and $33.9 million in 1999, 1998 and 1997 representing approximately 24 percent, 15 percent and 18 percent of total sales. The significant dollar increase in 1999 was due primarily to the Company's success in expanding its original design manufacturing (ODM) sales from 11% of total revenue in 1998 to 21% in 1999. The success in 1999 was primarily due to management direction along with the sales and marketing approach to selling the Company's existing capabilities. The decrease in 1998 when compared to 1997 was due to reduced customer orders for plastic components used on computer peripherals.

CUSTOM MANUFACTURING

The Company utilizes its extensive fabrication and assembly capabilities to offer certain contract manufacturing services. Such services have included manufacture of tooling, custom molding, as well as complete fabrication and assembly of unique custom assemblies. The Company plans to increase its contract manufacturing services. Target markets include customers in computers, computer peripherals, telecommunications and medical devices.

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

The OEM market has increasingly demanded rapid response time and design adaptability from keyboard manufacturers. New computer products are continually being introduced by computer manufacturers, with the timing of product introduction often perceived as having distinct marketing advantages. Developing a keyboard for a new application is a custom process, which requires frequent contact with the customer while working through changes during design stages. Computer manufacturers place a premium on the ability of the keyboard manufacturer to design and produce keyboards that meet their technical specifications and aesthetic considerations and to deliver in accordance with production schedules.

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

Hewlett Packard accounted for approximately 24 percent, 31 percent and 34 percent of net sales in 1999, 1998 and 1997. Microsoft accounted for approximately 11 percent, 13 percent and 7 percent of net sales in 1999, 1998 and 1997. Gateway accounted for approximately 13 percent and 7 percent of net sales in fiscal years 1999 and 1998. Toshiba accounted for approximately 11 percent of net sales in fiscal year 1997. No other customer accounted for more than10 percent of net sales during any of the last three years. In 1999, 1998 and 1997, the five largest customers accounted for 60 percent, 61 percent and 65 percent of total sales, respectively.

The Company markets its products primarily through its direct sales organization aided by distribution sales in the U.S., Canada and Europe. During the past year, the Company also established relationships with several independent sales organizations to assist in marketing the Company's retail product lines in the U.S.

All OEM keyboards are accompanied by a manufacturer's three-year warranty that provides for repair or replacement of defective products. Retail products carry a one-year to a limited lifetime warranty. The limited lifetime warranty is product specific.

FOREIGN MARKETS

Information concerning geographic areas for the years ended July 3, 1999, June 27, 1998 and June 28, 1997 is summarized in the following table.


                          Domestic         U.S.      Mexico       Ireland     Far East
(in thousands)             Exports   Operations   Operations   Operations   Operations  Eliminations  Consolidated
- ------------------------------------------------------------------------------------------------------------------
1999
Net sales:
 Unaffiliated customers    $57,192     $102,872    $       -      $17,650    $     590   $         -    $178,304
 Affiliates                      -        9,581       20,297          190        3,493       (33,561)          -
- ------------------------------------------------------------------------------------------------------------------
  Total                    $57,192     $112,453    $  20,297      $17,840    $   4,083   $   (33,561)   $178,304
==================================================================================================================
Income (loss) before
 income taxes              $     -     $  1,989    $   1,631      $   499    $      26   $       600    $  4,745
==================================================================================================================
Identifiable assets        $     -     $ 91,552    $  13,585      $15,655    $   7,022   $   (26,867)   $100,947
==================================================================================================================
1998
Net sales:
Unaffiliated customers     $52,600     $ 99,123    $       -      $18,327    $       -   $         -    $170,050
Affiliates                       -       15,596       22,068          127            -       (37,791)          -
- ------------------------------------------------------------------------------------------------------------------
 Total                     $52,600     $114,719    $  22,068      $18,454    $       -   $   (37,791)   $170,050
==================================================================================================================
Income (loss)  before
  income taxes             $     -     $ (2,225)   $   1,688      $   200    $       -   $      (393)   $   (730)
==================================================================================================================
Identifiable assets        $     -     $ 81,299    $  15,661      $12,213    $       -   $   (12,088)   $ 97,085
==================================================================================================================
1997
Net sales:
 Unaffiliated customers    $54,048     $106,696    $      -       $24,183    $       -   $         -    $184,927
 Affiliates                      -       17,335       13,980          967            -       (32,282)          -
- ------------------------------------------------------------------------------------------------------------------
  Total                    $54,048     $124,031    $  13,980      $25,150    $       -   $   (32,282)   $184,927
==================================================================================================================
Income  (loss) before
 income taxes              $     -     $  1,666    $     585      $  (898)   $       -   $         77   $  1,430
==================================================================================================================
Identifiable assets        $     -     $ 99,023    $   3,834      $13,631    $   2,802   $    (19,135)  $100,155
==================================================================================================================

     Transfers to affiliates are made at prices which approximate market.

In 1999, $75.4 million, or 42.3 percent of the Company's revenues were from foreign sales, primarily sales in Europe, the Far East, Canada, Mexico, and South America. Foreign sales in 1998 and 1997 were $70.9 million and $78.2 million, respectively. Foreign sales are made primarily through the Company's direct sales force in the U.S. and Ireland.

Key Tronic Shanghai (KTS), the Company's facility in Shanghai, China, began operations in the third quarter of 1999 and is used to support customers in that area as well as for export

For additional financial information about foreign operations, see Note 120 to the Consolidated Financial Statements.

BACKLOG

At August 14, 1999, the Company had an order backlog of approximately $14 million. This compares with a backlog of approximately $15 million at August 15, 1998. The decrease in backlog is attributable in part to increased sales in the last month of fiscal 1999. The Company also supports two major OEM customers that have expanded their Just-In-Time (JIT) inventory systems, so that orders are not placed in advance but are pulled from a stock location maintained
by Key Tronic Corporation.   Order backlog is not necessarily indicative of
future sales. Order backlog consists of purchase orders received for products with a specified shipment date, although shipment dates are subject to change due to design modifications or other customer requirements. All orders in backlog are expected to be filled within the current fiscal year.

RESEARCH, DEVELOPMENT, AND ENGINEERING

The Company's research, development, and engineering expenses were $4.9 million, $4.6 million, and $5.2 million in 1999, 1998 and 1997, respectively. Research, development and engineering expenses as a percentage of sales were 2.7 percent,
2.7 percent and 2.8 percent in 1999, 1998 and 1997, respectively.

As a key strategy the Company plans continued emphasis on research, development, and engineering in the future.

COMPETITION

The Company believes that its principal competitors in the full travel keyboard market are Alps Electric, BTC, Fujitsu, Chicony, Siletek, Maxiswitch (a subsidiary of Siletek/Liteon), Mitsumi, NMB (formerly Hi Tek) and Se-Jin. Principle competitors in the ODM market are believed to be Venture Manufacturing, Plexus Corp, Kimball Electronics Group, K*Tec Electronics, EFTC Corp, Pemstar Inc. And K-Byte Manufacturing. The principal methods of competition are price, quality and capability.

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

EMPLOYEES

As of September 7, 1999, the Company had approximately 1,9816 employees compared to 2,685 on August 17, 1998. The number of employees was reduced as a result of restructuring, following the downsizing of domestic operations and the shifting of production to more efficient facilities in Mexico and China. Management considers its employee relations to be excellent. Only the Company employees in Ireland are represented by a union. The Company has never experienced any material interruption of production due to labor disputes.

The Company's employee benefit program includes a bonus program involving periodic payments to all employees based on quarterly before-tax income. The Company maintains a tax-qualified profit sharing plan, a 401(k) plan which provides a matching company contribution on a portion of the employees contribution and also provides group health, life, and disability insurance plans. The Company also offers an Executive Stock Option Plan and an Employee Stock Ownership Plan to certain individuals.

ITEM 2.  PROPERTIES

The Company owns its principal research and administration facility, which is located in Spokane, Washington. The Company also owns a 155,000 sq. ft. assembly and molding facility in Juarez, Mexico in addition to a 60,000 sq. ft. manufacturing and assembly facility in Las Cruces, New Mexico. The Company leases two manufacturing facilities in the Spokane Industrial Park which total 216,000 sq. ft. and an 80,000 sq. ft. warehouse in El Paso, Texas. The Spokane Industrial Park leases expire on January 31, 2000 and November 30, 2002, and the El Paso lease expires on July 31, 2002. In June 1999, the Company sold its real estate in Dundalk, Ireland. Under the terms of the agreement, the Company has rent free possession of the premises until March 29, 2000 and is currently using it for sales, marketing and product distribution. In September 1997, the Company signed a five-year operating lease with a local company for property located in Cheney, Washington. The lease terms include an option to buy the property upon notice at any time during the course of the lease. During the fourth fiscal quarter of 1998, the Company leased space of approximately 1,098 square meters in a building in Shanghai, China. The Company began an assembly operation in this facility in the third quarter of fiscal year 1999. The Company considers its properties in good condition, well -maintained and generally suitable for operations. The Company considers the productive capacity of the rest of its operations sufficient to carry on the Company's business. The facilities in Juarez, Mexico; Las Cruces, New Mexico; and El Paso, Texas are a result of the acquisition of assets of Honeywell Inc.'s Keyboard Division. In fiscal 1997, the Company began an expansion project of its facility in Juarez, Mexico to provide more manufacturing lines and increase molding capacity. This expansion was completed during the first quarter of fiscal 1998.

ITEM 3.  LEGAL PROCEEDINGS

The Company currently has eighteen lawsuits by computer keyboard users that are in state or federal courts in Illinois, New Jersey, New York, and Pennsylvania. These suits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to their injury. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance; however, the likelihood that punitive damages, if awarded, will be covered by insurance is remote. A total of 120 suits have been dismissed in California, Connecticut, Florida, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, Pennsylvania and Texas. One of the 120 dismissed suits is on appeal in New York. No provision has been made to cover any future costs. Management's position will change if warranted by facts and circumstances.

Also see Note 10 to the Consolidated Financial Statements contained in the Company's 1999 Annual Report to Shareholders.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                         PART II

     The information required in Items 5, 6, 7 and 8 in Part II is incorporated by reference to Key Tronic Corporation's 1996 Annual Report to Shareholders. Except for such information, which is attached as exhibit 13, the 1996 Annual Report to Shareholders is not to be deemed filed as part of this report.

ITEM 5:     MARKET FOR REGISTRANTS COMMON STOCK AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

     Key Tronic Corporation's common stock is traded in the over-the-counter market and is listed on the NASDAQ National Market System under the symbol KTCC. Quarterly high and low sales prices for Key Tronic common stock for fiscal years 1999 and 1998 were as follows:

                                       1999                    1998
                                    High   Low              High   Low

First Quarter                       2.813 1.75              5.688 4.375
Second Quarter                      4.812 2.375             5.625 4.000
Third Quarter                       5.938 3.188             4.750 3.125
Fourth Quarter                      5.625 3.625             4.125 2.250

 HOLDERS AND DIVIDENDS

     As of September 8, 1999, the Company had 1,472 shareholders of record. The Company's current line of credit agreement contains a covenant that prohibits the declaration or payment of dividends (see Note 5 to Consolidated Financial Statements). The Company has never paid a cash dividend and does not anticipate payment of dividends on its Common Stock in the foreseeable future.

      The Company has an Incentive Stock Option Plan, an Executive Stock Option Plan, and an Executive Stock Appreciation Rights Plan for certain key employees. Options under these plans vest over two to ten years and become exercisable as they vest. Options under the plans become exercisable in full immediately prior to the occurrence of a "Change in Control" as defined in the plan documents. As of June 29, 1996, 2,630,000 shares have been reserved for issuance and 787,605 options were outstanding of which 187,647 shares were exercisable under these plans. Compensation expense for options will be recorded if the exercise price of the option is less than the closing market price of the stock on the date of grant. There was no compensation expense incurred in conjunction with options in 1996, 1995 or 1994 as all options were granted at fair market value.

      The Company also has a Stock Option Plan for "Nonemployee Directors." Options under this plan vest over a three year period and are exercisable as they vest. As of June 29, 1996, 300,000 shares have been reserved for issuance and 150,000 options were outstanding of which 105,000 shares were exercisable.

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

      Following is a summary of all plan activity:
                                                          Number
                                      Price Range      Of Options
- -----------------------------------------------------------------
Outstanding, July 3, 1993             $3.56 to $11.88     367,207
Granted during 1994                   $6.25 to $10.12     412,858
Options exercised                     $3.56 to $ 8.25     (33,930)
Expired or canceled                   $3.56 to $11.13    (155,332)

Outstanding, July 2, 1994             $3.56 to $11.88     590,803

Granted during 1995                   $7.25 to $14.625    269,377
Stock appreciation rights exercised   $4.50                (9,380)
Options exercised                     $3.56 to $11.38    (184,956)
Expired or canceled                   $4.50 to $11.13    (130,386)

Outstanding, July 1, 1995             $3.56 to $14.625    535,458

Granted during 1996                   $8.34 to $16.25     538,000
Options exercised                     $3.56 to $10.12     (77,709)
Expired or canceled                   $3.56 to $16.25     (58,144)

Outstanding, June 29, 1996            $3.56 to $16.25     937,605


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

ITEM 6:     SELECTED FINANCIAL DATA

                                   KEY TRONIC TEN-YEAR FINANCIAL
                                             HIGHLIGHTS

                                        (Dollars in millions,
                                        except share amounts)

                      1999   1998   1997   1996   1995   1994   1993   1992   1991   1990

Net Sales           $178.3 $170.1 $184.9 $201.0 $207.5 $159.4 $123.3 $124.0 $141.0 $140.2

Operating income       5.2    1.2    1.9    0.2    9.8   (8.3)   3.7   (7.7)  (7.5)   0.5
(loss)

Net income (loss)      3.0   (0.9)   0.3   (1.8)   4.4   (1.1)   3.8   (7.5)  (7.7)   1.5
Net income (loss)
per share              0.32  (0.09)  0.03  (0.22)  0.53  (0.13)  0.49  (0.97) (1.00)  0.19

Depreciation/amorti    6.9    9.6    8.9   10.0    8.9    8.6    6.3    6.9    5.4    6.5
zation

Total assets         101.0   97.0  100.2   93.5  115.1  101.9   61.8   62.2   68.6   75.4

Net working capital   41.8   34.6   38.5   28.0   37.7   28.5   20.0   17.2   19.7   33.9

Long-term debt (net   20.6   22.9   27.0   17.3   28.5   26.6    0.8    0.8    0.1    0.0
of current)

Shareholders'         51.9   48.8   49.8   49.5   51.3   44.5   43.4   40.5   46.4   54.9
equity

Book value/share       5.39   5.06   5.18   5.80   6.06   5.38   5.54   5.21   6.00   7.09

Cash dividends per       0      0      0      0      0      0      0      0      0      0
share

Number of shares
outstanding
at year end           9631   9631   9611   8534   8456   8271   7837   7757   7736   7736
(thousands)

Number of employees
at year end           1961   2721   2429   2824   2925   2163   1204   1618   2241   2127


ITEM 7:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal year 1999: Fiscal year 1999 sales increased 5% over the prior year and the Company maintained profitability for all four quarters of the fiscal year. The Company continued to increase its market share by expanding its customer base during the year and was successful in expanding its original design manufacturing (ODM) sales from 11% of total revenue in 1998 to 21% in 1999.

Unit keyboard sales increased 10% in fiscal year 1999 compared to fiscal year 1998, but the average selling price declined by 13%. The Company continues to emphasize cost control to combat the pressures of ever decreasing unit prices for its keyboards. The Company is also currently working with a subcontractor in China for the assembly of keyboards and other input devices.

If keyboard technology remains the same, pricing is expected to continue declining in future years. The Company continues to focus its molding and manufacturing capabilities on increasing production in contract manufacturing and design. At the present time, return on investment in this market tends to be more lucrative than for keyboards. In the third quarter of fiscal year 1999, the Company opened its own assembly facility in China to support one of its major customers in this area.

The Company's gross profit percentage increased 2.5% to 15.7% in fiscal year 1999 compared to fiscal year 1998. This increase is due to aggressive cost reduction programs, tight cost control and revenue mix.

Fiscal year 1998: Fiscal year 1998 sales increased over the first three quarters but declined during the fourth quarter. The Company maintained profitability for the first three quarters of the fiscal year, but the decline in sales during the fourth quarter resulted in a loss for the year. The decline in the fourth quarter was due to decreasing customer orders because of market conditions in the computer industry. The Company has been successful in increasing its market share by expanding its customer base during the year, but prices declined at a greater rate which resulted in lower sales and profitability compared to the previous year.

Unit keyboard sales increased 15.0% in fiscal year 1998 compared to fiscal year 1997, but the average selling price declined by 16.3%. The Company continues to increase its manufacturing operations in its Juarez, Mexico facility to combat the pressures of ever decreasing unit prices for its keyboards.

The Company's gross profit percentage for fiscal year 1998 was 13.2%, a decrease of 1.0% in comparison to fiscal year 1997.

RISKS AND UNCERTAINTIES THAT COULD AFFECT FUTURE RESULTS

The following risks and uncertainties could affect the Company's actual results and could cause results to differ materially from past results or those contemplated by the Company's forward-looking statements. When used in this discussion and analysis and elsewhere in this annual report, the words "expects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Actual future results may differ materially due to uncertainties including risks identified in: Potential Fluctuations In Quarterly Results, Competition, Concentration of Major Customers, Dependence on Key Personnel, Litigation, Technological Change and New Product Risk, Dilution and Stock Price Volatility, and Year 2000 Matters. Forward-looking statements are based on estimates as of the date of this report.

Potential Fluctuations in Quarterly Results: The Company's quarterly operating results have varied in the past and may vary in the future due to a variety of factors, including changes in overall demand for computer products, success of customers' programs, timing of new programs, new product introductions or technological advances by the Company, its customers and its competitors, and changes in pricing policies by the Company. For example, the Company relies on customers' forecasts to plan its business. If those forecasts are overly optimistic, the Company's revenues and profits may fall short of expectations. Conversely, if those forecasts are too conservative, the Company could have an unexpected increase in revenues and profits.

Competition: The keyboard and other input device industry is intensely competitive. Most of the Company's principal competitors are headquartered in Asian countries that have a low-cost labor force. Those competitors may be able to offer customers lower prices on certain high-volume programs. This could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's business, operating results and financial condition. In addition, competitors can copy the Company's non-proprietary designs after the Company has invested in the development of products for customers, thereby enabling such competitors to offer lower prices on such products due to savings in development costs.

Concentration of Major Customers: At present, the Company's customer base is highly concentrated and could become even more concentrated. Three of the Company's OEM customers accounted for 24%, 13% and 11% of net sales during fiscal year 1999. In 1998, these same customers accounted for 31%, 8% and 13% of net sales. In fiscal year 1997, another customer accounted for 11% of net sales; however, in fiscal year 1998, this customer accounted for only 2% of net sales. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company's customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company's major customers, or the reduction, delay or cancellation of orders from such customers, could materially and adversely affect the Company's business, operating results and financial condition.

Dependence on Key Personnel: The Company's future success depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to attract and retain qualified employees. The competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of key employees could have a material adverse effect on the Company's business, operating results and financial condition.

Litigation: The Company currently has eighteen lawsuits by computer keyboard users which are in state or federal court in Illinois, New Jersey, New York, and Pennsylvania. These suits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to injury. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance; however, the likelihood that punitive damages, if awarded, will be covered by insurance is remote. A total of 120 lawsuits have been dismissed in California, Connecticut, Florida, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, Pennsylvania and Texas. One of the 120 dismissed lawsuits is on appeal in New York.

Technological Change and New Product Risk: The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and relatively short product life cycles. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. The Company's success will depend upon its ability to enhance its existing products, to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and emerging industry standards, and to address evolving and increasingly sophisticated customer requirements. Failure to do so could substantially harm the Company's competitive position. There can be no assurance that the Company will be successful in identifying, developing, manufacturing and marketing products that respond to technological change, emerging industry standards or evolving customer requirements.

Dilution and Stock Price Volatility: As of July 3, 1999, there were outstanding options and warrants for the purchase of approximately 2,000,000 shares of common stock of the Company (Common Stock), of which options and warrants for approximately 1,000,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised.
The stock price of the Company may be subject to wide fluctuations and possible rapid increases or decreases over a short time period. These fluctuations may be due to factors specific to the Company, such as variations in quarterly operating results, or changes in analysts' earnings estimates, or to factors relating to the computer industry or securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

Year 2000 Matters: The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar formal business activities.

Many of the Company's systems include hardware and packaged software purchased from vendors who have represented that these systems are already Year 2000 compliant. The Company has also initiated a conversion from existing software to programs that are represented to be Year 2000 compliant.

The Company has communicated with all of its significant suppliers and other external agencies to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their Year 2000 issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time, or a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The date on which the Company plans to complete the Year 2000 modification and testing processes is based on management's best estimates, which will be derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

NET SALES

Net sales in 1999 were $178.3 million compared to $170.1 million and $184.9 million in 1998 and 1997, respectively. This represents an approximate increase of 4.9% in 1999. The average unit selling prices of the Company's keyboard products declined by 12.8% in 1999 compared to 16.3% in 1998. Offsetting these price declines were increases in unit volumes of 10.0% and 15.0% in 1999 and 1998, respectively.

COST OF SALES

In 1999, cost of sales was 84.3% of sales compared to 86.8% in 1998 and 85.8% in 1997. The decrease in 1999 was due primarily to cost control efforts and the mix of revenues, specifically the increase of ODM products. The increase in 1998 is due to lower revenues. The Company provides for warranty costs based on historical experience and anticipated product returns. The amounts charged to expense were $1,269,000 $1,477,000, and $1,290,000 in 1999, 1998, and 1997,
respectively. The Company provides for obsolete and nonsaleable inventories based on specific identification of inventory against current demand and recent usage. The amounts charged to expense were $1,674,000, $1,850,000, and $1,953,000 in 1999, 1998, and 1997, respectively.

RESEARCH, DEVELOPMENT AND ENGINEERING

The Company's research, development and engineering (RD&E) expenses were $4.9 million, $4.6 million, and $5.2 million, in 1999, 1998, and 1997, respectively. As a percent of sales, these expenses were 2.7%, 2.7%, and 2.8%, respectively. In 1999, 1998, and 1997, the Company focused most of its RD&E efforts on products for large OEM's. The number of RD&E projects has remained fairly constant over the course of the three years. The decreases in fiscal year 1999 and 1998 are primarily the result of better design controls and increased cost recovery for services performed.

SELLING

Selling expenses were $9.3 million, $8.3 million, and $8.2 million, in 1999, 1998, and 1997, respectively. Selling expenses as a percentage of revenues were 5.2%, 4.9%, and 4.4%, respectively. In fiscal year 1999, the increase in selling expenses was primarily due to increased advertising and increased promotional programs (volume incentive rebates and co-operative advertising expenses). In fiscal year 1998, the Company utilized the services of independent sales representatives as well as its own outside sales force to further promote both retail and OEM products. The slight increase in selling expenses was primarily additional expenses for commissions, compensation and retail sales incentive programs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $8.6 million, $8.5 million and $10.0 million, in 1999, 1998, and 1997, respectively. General and administrative costs as a percentage of sales were 4.9%, 5.0%, and 5.4%, in 1999, 1998, and 1997, respectively. General and administrative expenses for 1999 remained about the same as 1998. The Company recorded $779,000 for its Incentive Compensation Program based upon the company's fiscal year 1999 performance, and $900,000 for the reversal of its MICA sanitary landfill litigation accrual. Management considered the facts and circumstances surrounding the MICA sanitary landfill and Company's waste disposal at the MICA landfill and determined that an accrual was no longer needed, as of the quarter ended April 3, 1999. Accordingly, management reversed its accrual of $900,000 in the third quarter of fiscal 1999. The decrease in 1998 was due primarily to decreased expenditures for compensation, taxes, travel, and various other operating expenses. The decrease in compensation expense relates primarily to the departure of one of the Company's officers at the end of fiscal year 1997.

INTEREST EXPENSE

The Company had interest expense of $1,887,000, $2,108,000, and $2,328,000, in 1999, 1998 and 1997, respectively. The decreases in 1999 and 1998 were due to additional paydown of the Company's term debt, which bears a somewhat higher interest rate than its revolving loan.

OTHER INCOME

The Company had other income of $1,480,000 in 1999 compared to $204,000 in 1998. The increase in 1999 was largely due to the sale of its real estate in Dundalk, Ireland. (see Capital Resources and Liquidity).

INCOME TAXES

The Company had income tax expense of $1,701,000, $156,000, and $862,000 in 1999, 1998, and 1997, respectively. Income tax expense on foreign operations represented $513,000, $433,000, and $530,000 of the income tax expense in 1999, 1998, and 1997, respectively. The Company has U.S. tax loss carryforwards of approximately $26.7 million that expire in varying amounts in the years 2006 through 2019. In 1998, income from European operations decreased the Company's effective income tax rate because such income is taxed at a lower rate than income from U.S. operations. In 1997, losses on European operations increased the Company's effective income tax rate because such losses are not deductible for U.S. income tax purposes. In 1997, the Company's effective tax rate differed from the statutory rate primarily because of statutory taxes on Mexican operations and the recapture of prior tax benefits on European operations.
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" (see Note 7 to the July 3, 1999 Consolidated Financial Statements). Pursuant to SFAS No. 109, the Company has recorded a deferred tax asset. The balance of the deferred tax asset on July 3, 1999 was $4,637,000, which was net of a valuation allowance of $9,015,000.

INTERNATIONAL (MEXICO, EUROPE, ASIA)

The Company owns an assembly and molding facility in Juarez, Mexico. This subsidiary, Key Tronic Juarez, SA de CV, is primarily used to support the Company's U.S. and European operations.

Key Tronic Europe, Ltd. (KTEL), the Company's facility in Dundalk, Ireland, was restructured in fiscal years 1997 and 1996 to become a sales and distribution facility. The keyboards previously manufactured in Dundalk, Ireland to support the European market are assembled at the Juarez, Mexico facility or subcontracted to a manufacturer in China. This decision was made as a cost-saving measure in fiscal year 1996.

Key Tronic Shanghai (KTS), the Company's facility in Shanghai, China, began operations in the third quarter of 1999 and is used to support customers in that area as well as for export.

Foreign sales from worldwide operations, including domestic exports, were $75.4 million in 1999 compared to $70.9 million and $78.2 million in 1998 and 1997, respectively. Foreign sales were 42.3% of net sales in 1999 compared to 41.7% and 42.3% in 1998 and 1997, respectively. Sales from KTEL represented 9.9% of consolidated sales to external customers in 1999, compared to 11.0% in 1998 and 13.1% in 1997, respectively. Sales from KTS represented 0.3% of total sales in 1999 (Note 12 to the July 3, 1999 Consolidated Financial Statements).

CAPITAL RESOURCES AND LIQUIDITY

The Company generated cash flows from operating activities of $4.2 million, $7.8 million, and $.7 million in 1999, 1998, and 1997, respectively. Capital expenditures were $2.3 million, $7.1 million, and $9.6 million in 1999, 1998, and 1997, respectively. The Company's cash position increased by $1.6 million in 1999, compared to a decrease of $2.5 million and an increase of $.2 million in 1998 and 1997, respectively. Cash generated from operating and financing activities allowed the payment of $1.4 million in long-term debt to its financing company and the purchase of $2.3 million in property and equipment. The Company had working capital of $41.8 million and $34.6 million at July 3, 1999 and June 27, 1998. The increase in working capital was due primarily to higher cash balances and trade receivables. Trade receivables were $31.3 million at July 3, 1999, an increase of $8.2 million from 1998. The increase in trade receivables was caused primarily by higher sales in the last four weeks of fiscal year 1999 compared to the same period of fiscal year 1998.

On December 31, 1996, the Company entered into a secured financing agreement with General Electric Capital Corporation (GECC). This agreement contains a term note for up to $11 million and a revolving loan for up to $30 million. During the second quarter of fiscal year 1998, the Company entered into an operating lease agreement with GECC, which reduced the borrowing limit on the revolving loan by $4.2 million. The revolving loan agreement and the term note are secured by the assets of the Company. The agreement contains financial covenants that relate to maximum capital expenditures, minimum debt service coverage, minimum earnings before interest expense, income tax, depreciation, and amortization, and maximum leverage percentages. In addition to these financial covenants, the financing agreement restricts investments, disposition of assets, and payment of dividends. At July 3, 1999 and June 27, 1998, the Company was in compliance with all debt covenants.

The Company anticipates that capital expenditures of approximately $4.5 million will be required during the next fiscal year. Capital expenditures are expected to be financed through cash flow from operating activities and operating leases.

Real estate held for sale is carried at the lower of cost or net realizable value. In September of 1997, the Company signed a five-year operating lease with a local company for this property. Monthly lease payments are $21,000, and the proceeds are used to pay down the Company's term debt per an agreement with GECC. The lease terms include an option to buy the property upon notice at any time during the course of the lease. The building is listed with a real estate broker as the Company continues to actively market the property.

In June of fiscal year 1999, the Company sold its real estate in Dundalk, Ireland for approximately $2.3 million. Approximately one third of this amount was received in cash at closing. The remaining amount is included in other current assets. Under the terms of the agreement, the Company has rent free possession of the premises until March 29, 2000. The receivable becomes due and payable, upon the earlier of March 29, 2000 or the Company's decision to vacate the premises. The Company realized a gain of $775,000 net of Irish taxes of $251,000 on this transaction.

The Company believes that funds available under the line of credit and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

YEAR 2000 MATTERS

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

The Company has an internal committee made up of representatives from seven strategic areas that are dedicated to the Year 2000 issue, and the committee meets on a regular basis to discuss the Company's progress on any remaining projects that are considered potential problem areas. During the fourth quarter of fiscal year 1999, the Company upgraded software programs that were not compliant. The Company has plans in place to complete the remaining software upgrade within the next few months. Any remaining hardware issues are being handled in a similar manner.

The Company started its Year 2000 readiness program in 1993 with the upgrade of its business systems. Total budgeted cost associated with this upgrade was $500,000, and this project was completed as scheduled in 1993. Other costs associated with upgrades of PC's and other communication equipment, security systems, software, facilities, and equipment was budgeted at less than $1.5 million. As of July 3, 1999, the budgeted amount remaining to be spent is approximately $100,000. The costs have been expensed as incurred over fiscal years 1999, 1998 and 1997. The committee, at this time, has determined that its readiness programs are about 95% complete. September of 1999 has been targeted as the completion date for any currently unresolved Year 2000 issues. The Company believes that this is a reasonable date based on information currently available.

The Company contacted all suppliers by survey regarding their year 2000 readiness several months ago. All suppliers responded to the survey, but not all of the responses were sufficient to confirm their readiness, so the committee requested test data from some of the Company's suppliers and has reviewed some of the Company's more critical suppliers in order to confirm their compliance. The Company has also communicated with its banks and other external agencies that provide critical services to the company. Assurances and documentation have been received to indicate full compliance. Production and test equipment as well as production facilities have been evaluated for compliance and, at this time, are considered to be 95% compliant. These statistics include the Company's foreign subsidiaries. Any embedded systems have been identified and remediated as a part of the production facilities evaluation.

The Company believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Year 2000 compliant in a timely manner. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. There can also be no assurance that contingency plans will mitigate the effects
of any non-compliance.   It is believed that the most reasonably likely worst
case scenario for Year 2000 non-compliance to the Company will be that the supply of goods and services by third parties to the Company would be interrupted or delayed resulting in interruption or delay in the Company's manufacture of products. All interruptions or delays could interfere with the Company's ability to make shipments and therefore impact sales and cash flows. As of July 3, 1999, the Company's Year 2000 committee has discussed and evaluated contingency plans in the event that outside firms fail to mitigate their Year 2000 compliance issues and has determined that there are sufficient plans in place to cover the Company's operations should this occur.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 130, "Reporting Comprehensive Income" was issued in late 1997 and was adopted by the Company in fiscal year 1999. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in late 1997 and was adopted by the Company in fiscal year 1999. SFAS No. 131 establishes reporting and disclosure standards for an entity's operating segments. It also establishes standards for enterprise-wide disclosures about products and services, geographic areas and major customers. Management organizes its business around keyboards and original design manufacturing (ODM). These segments have been aggregated as each segment has similar economic characteristics and the nature of the segments, its production processes, customers and distribution methods are similar.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" was issued in February 1998 and was adopted by the Company in fiscal year 1999. The Company pays certain post-retirement benefits for two former employees in accordance with SFAS No. 106 (see Note
5). These payments are expensed monthly. The Company has recorded a liability based upon the present value of future cash payments as specified in the agreements. There are no other post-retirement agreements between the Company and its employees, and the amount of the benefits paid to these two former employees is immaterial to the Company's operations.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and was to be effective for companies whose fiscal years began after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under this statement, certain derivatives are recognized at fair market value, and changes in fair market value are recognized as gains or losses. However, in June 1999, the Financial Accounting Standards Board delayed the adoption of this new standard for an additional year, so it will not be applicable to the Company's financial statements until the end of fiscal year 2001. At this time, management believes the impact of adoption will not be material to the Company's financial statements.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's major market risk relates to its secured debt. A portion of the Company's accounts receivable and inventories are used as collateral for its term and revolving debt. The interest rates applicable to the Company's debt fluctuate with the London Interbank Offered Rate (LIBOR). Over the past fiscal year the highest LIBOR rate was 5.66797% at the end of June 1998. This rate continued through the month of July 1998 and it has since fluctuated between 4.9025% and 5.65625%. At July 3, 1999, the effective LIBOR rate was 5.0925% for the revolver debt and 5.21% for the term debt. The difference between these two rates is due to LIBOR contract renewals on separate days during the period. LIBOR rates fluctuate on a daily basis.

The Company does not enter into derivative transactions or leveraged swap agreements.

Although the Company does have international operations, the functional currency for all active subsidiaries is the U.S. dollar. The Company imports for its own use raw materials that are used in its manufacturing operations. Such purchases are denominated in U.S. dollars and are paid for under normal trade terms.

The table below presents principal (or notional) amounts and related weighted average variable rates by fiscal year of maturity. The weighted average variable interest rates for fiscal years 2000 through 2003 are estimated based on implied forward rates in the yield curve as of July 3, 1999. These forward rates have been increased by 1.75% for the term debt and 1.50% for the revolving loan based on debt service coverage of greater than 1.4 (see Note 5 to the July 3, 1999 Consolidated Financial Statements). If the debt service coverage ratio were to be less than or equal to 1.4, the weighted average interest rates would increase by .25% for each year. All items described in the table are non-trading and assume a debt coverage ratio of greater than 1.4.

                                                                           Fair
                                      Fiscal Years                        Value
                         2000      2001      2002      2003      Total   July 3,
                                                                           1999
(In Thousands)
Interest rate risk:
Long-term debt-
floating rate:
Secured term debt        $2,000    $2,000    $1,559              $5,559    $5,559
Average interest rate     6.86%     7.36%     7.43%     7.47%
Secured revolving                                     $16,523   $16,523   $16,523
debt
Average interest rate     6.61%     7.11%     7.18%     7.22%


The weighted average variable interest rates for the secured revolving debt were 6.81% and 7.44% for fiscal years 1999 and 1998, respectively. The weighted average variable interest rates for the secured term debt were 6.96% and 7.69% for fiscal years 1999 and 1998, respectively.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Key Tronic Corporation:

We have audited the accompanying consolidated balance sheets of Key Tronic Corporation and subsidiaries (the Company) as of July 3, 1999 and June 27, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended July 3, 1999, June 27, 1998, and June 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Key Tronic Corporation and subsidiaries at July 3, 1999 and June 27, 1998, and the results of their operations and their cash flows for the years ended July 3, 1999, June 27, 1998, and June 28, 1997, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
- -------------------------
Deloitte & Touche LLP
Seattle, Washington
August 27, 1999



CONSOLIDATED BALANCE SHEETS

(In thousands)                                                July 3, 1999   June 27, 1998
- ------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                         $  1,866       $   288
Trade receivables, less allowance
for doubtful

   Accounts of $542 and $885                                        31,285        23,103
Inventories                                                         24,896        24,723
Real estate held for sale                                            1,988         2,134
Deferred income tax asset, net                                       1,033         1,681
Customer tooling                                                     2,449         4,855
Other                                                                6,720         3,127
- ------------------------------------------------------------------------------------------
Total current assets                                                70,237        59,911
- ------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT-AT                                   102,681       103,551
COST
   Less accumulated depreciation                                    78,159        73,621
- ------------------------------------------------------------------------------------------
Total property, plant and equipment                                 24,522        29,930
- ------------------------------------------------------------------------------------------

OTHER ASSETS:
Deferred income tax asset, net                                       3,604         4,198
Other (net of accumulated amortization of                            1,436         1,770
$433 and $170)
Goodwill (net of accumulated amortization                            1,148         1,276
of $639 and $511)
- ------------------------------------------------------------------------------------------
                                                                  $100,947       $97,085
- ------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term                                        $2,105        $2,105
obligations
Accounts payable                                                    18,720        15,525
Accrued compensation and vacation                                    3,269         2,750
Accrued taxes other than income                                      1,099         1,558
taxes
Interest payable                                                        27           132
Other                                                                3,227         3,257
- ------------------------------------------------------------------------------------------
Total current liabilities                                           28,447        25,327
- ------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
Long-term obligations, less current                                 20,596        22,898
portion
- ------------------------------------------------------------------------------------------
Total long-term liabilities                                         20,596        22,898
- ------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTES 5,6,
AND 10)

SHAREHOLDERS' EQUITY
Common stock, no par value, authorized
25,000 shares;
  issued and outstanding 9,631                                      38,273        38,273
shares
Retained earnings                                                   13,386        10,342
Accumulated other comprehensive                                        245           245
income
- ------------------------------------------------------------------------------------------
Total shareholders' equity                                          51,904        48,860
- ------------------------------------------------------------------------------------------
                                                                  $100,947       $97,085
- ------------------------------------------------------------------------------------------

See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Years Ended
(In thousands, except per share                     July 3,      June 27,     June 28,
amounts)                                              1999           1998        1997
- ----------------------------------------------------------------------------------------

NET SALES                                           $178,304     $170,050      $184,927
Cost of sales                                        147,541      158,617       150,284
- ----------------------------------------------------------------------------------------
GROSS PROFIT ON SALES                                 28,020       22,509        26,310
OPERATING EXPENSES:
Research, development and                              4,879        4,579         5,164
engineering
Selling                                                9,341        8,291         8,216
General and administrative                             8,648        8,465         9,965
Provision for restructuring                                -            -         1,108
- ----------------------------------------------------------------------------------------
OPERATING INCOME                                       5,152        1,174         1,857
INTEREST EXPENSE                                       1,887        2,108         2,328
OTHER INCOME                                            (204)      (1,901)       (1,480)
- ----------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY    4,745         (730)        1,430
ITEM
INCOME TAX PROVISION                                   1,701          156           862
- ----------------------------------------------------------------------------------------
Income (loss) before extraordinary                     3,044         (886)          568
item
Extraordinary item: extinguishment
of debt, net of
Applicable income taxes of $127                            0            0           246
NET INCOME (LOSS)                                     $3,044        ($886)         $322
- ----------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE:
Earnings (loss) per common share before
extraordinary item:
Earnings per common share _ basic                      $0.32       ($0.09)        $0.06
                                                       $0.31       ($0.09)        $0.06
- - diluted
Earnings per share after
extraordinary item:
Earnings per common share _ basic                      $0.32       ($0.09)        $0.03
                                                       $0.31       ($0.09)        $0.03
- - diluted
Weighted average shares outstanding                    9,631        9,626         8,895
Diluted shares outstanding                             9,786        9,626         9,525
- ----------------------------------------------------------------------------------------
See notes to consolidated financial
statements


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                              Accumulated
                                                                    Other
                                     Common Stock  Retained Comprehensive
(In thousands)                       Share  Amount  Earnings       Income         Total
- ------------------------------------------------------------------------------------------
BALANCES, JUNE 29, 1996              8,534  $38,142  $10,906         $428       $49,476
- ------------------------------------------------------------------------------------------
Comprehensive income:
     Net income _ 1997                                   322                        322
     Other comprehensive income:
            Foreign currency                                           (4)           (4)
translation
Total comprehensive income                                                          318

Issuance of restricted stock         1,070        -                                   -
Issuance of stock under stock            7       23                                  23
options
- ------------------------------------------------------------------------------------------
BALANCES, JUNE 28, 1997               9,611 $38,165  $11,228         $424       $49,817
- ------------------------------------------------------------------------------------------                                     9,611
Comprehensive income:
     Net loss _ 1998                                    (886)                      (886)
     Other comprehensive income:
            Foreign currency                                         (179)         (179)
translation
Total comprehensive income                                                       (1,065)
Issuance of stock                       20      108                                 108
- ------------------------------------------------------------------------------------------
BALANCES, JUNE 27, 1998               9,631 $38,273  $10,342         $245       $48,860
- ------------------------------------------------------------------------------------------                                     9,631
Comprehensive income:
     Net income _ 1999                                 3,044                      3,044
- ------------------------------------------------------------------------------------------
BALANCES, JULY 3, 1999                9,631 $38,273  $13,386         $245       $51,904
- ------------------------------------------------------------------------------------------                                     9,631

See notes to consolidated financial
statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Years Ended
(In thousands)                                      July 3,      June 27,       June 28,
                                                      1999           1998          1997
- ------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net income (loss)                                      $3,044        ($886)         $322

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO CASH
PROVIDED (USED) BY OPERATING
ACTIVITIES:
Depreciation and amortization                           6,882        9,577         8,903
Provision for restructuring of                              -            -         1,108
business line
Provision for obsolete inventory                        1,674        1,850         1,953
Provision for doubtful receivables                        334           75            10
Provision for warranty                                  1,269        1,477         1,290
Provision for litigation                                 (900)           -             -
Gain on disposal of assets                             (1,263)        (244)         (267)
Deferred income tax provision                             836         (578)          205
CHANGES IN OPERATING ASSETS AND
LIABILITIES:
Trade receivables                                      (8,516)       3,811        (3,641)
Inventories                                            (1,847)      (4,142)         (368)
Customer tooling                                        2,406       (1,839)       (3,380)
Other assets                                           (1,951)      (1,083)         (480)
Accounts payable                                        3,195        1,206        (1,258)
Employee compensation and accrued                         519         (283)           97
vacation
Other liabilities                                      (1,457)      (1,127)       (3,756)
- ------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                   4,225        7,814           738
- ------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of property and equipment                     (2,288)      (7,096)       (9,635)
Proceeds from sale of property and                      1,043           80         1,131
equipment
- ------------------------------------------------------------------------------------------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES           (1,245)      (7,016)       (8,504)
- ------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Payment of financing costs                                  -          (44)         (811)
Proceeds from issuance of common                            -          108            23
stock
Proceeds from long-term obligations                         -        3,047        26,845
Payments on long-term obligations                      (1,402)      (6,433)      (18,044)
- ------------------------------------------------------------------------------------------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES           (1,402)      (3,322)        8,013
- ------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     -            -            (4)
- ------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH                    1,578       (2,524)          243
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              288        2,812         2,569
CASH AND CASH EQUIVALENTS, END OF YEAR                 $1,866         $288        $2,812
- ------------------------------------------------------------------------------------------

See notes to consolidated financial statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Key Tronic Corporation and subsidiaries (the Company) principally manufactures input devices, primarily keyboards, for computers, terminals, and work stations. The Company is also in various stages of developing, marketing, and manufacturing a variety of computer related products.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the Company and its wholly owned subsidiaries in Ireland, Mexico, China and the United States. Significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful receivables, the reserve for obsolete and non-saleable inventories, the valuation allowances on deferred tax assets, and the reserve for warranty costs. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates fair value.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out (FIFO) method. The reserve to adjust inventory to market value for obsolete and non-saleable inventories was approximately $3,066,000 and $2,739,000 at July 3, 1999 and June 27, 1998,
respectively. The Company provides for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage.

CUSTOMER TOOLING

Customer tooling is the Company's prepaid tooling design and construction costs for customer specified new production tools and molds. Each new project is assigned a project number, and actual project costs are recorded and tracked against expected costs. These actual costs are invoiced to the Company's customers depending on the terms agreed upon during the quoting process prior to initiation of each new project.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost and depreciated using accelerated and straight-line methods over the expected useful lives.


Constructed molds and dies are expensed as incurred if there is no future utility beyond one year. Capitalized molds and dies are depreciated over the expected useful lives of one to three years.

VALUATION OF LONG-LIVED ASSETS

The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews assets for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. Impaired assets are reported at the lower of cost or fair value. At July 3, 1999, it was determined that the Company's assets were appropriately valued. No assets were written down during the fiscal year ended July 3, 1999.

GOODWILL

Goodwill resulted from the acquisition of substantially all of the assets and liabilities of Honeywell, Inc.' s Keyboard Division on July 30, 1993. Goodwill is amortized on a straight-line basis over a period of 15 years.

ACCRUED WARRANTY

An accrual is made for expected warranty costs, with the related expense recognized in cost of goods sold. Management reviews the adequacy of this accrual quarterly based on historical analysis and anticipated product returns. Accrued warranty costs at July 3, 1999 and June 27, 1998 were $724,000 and $664,000, respectively.

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

INCOME TAXES

The Company accounts for income taxes in accordance with provisions of SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method prescribed by SFAS No. 109, deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. Tax credits are accounted for as a reduction of income taxes in the year the credit originates.

PER SHARE DATA

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method. The computation assumes the proceeds from the exercise of stock options were used to repurchase common shares at the average market price during the period. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of common stock equivalent shares that would have an antidilutive effect on earnings per share.

FOREIGN CURRENCY TRANSLATION ADJUSTMENT

The functional currency of the Company's subsidiaries in Ireland, Mexico and China is the U.S. dollar. Realized foreign currency transaction gains and losses are included in general and administrative expenses. Until the end of fiscal year 1998, assets and liabilities of the Company's subsidiary in Taiwan had been translated to U.S. dollars at year-end exchange rates. Revenues and expenses had been translated at average exchange rates. Translation gains and losses had been included in a separate component of shareholders' equity. The foreign currency translation adjustment of $179,000 for the year ended June 27, 1998, which was included in the Consolidated Statements of Shareholders' Equity was a result of final liquidation entries for the Company's subsidiary in Taiwan and was included in other income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values reflected in the balance sheets at July 3, 1999 and June 27, 1998, reasonably approximate the fair value of cash and cash equivalents. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is estimated to be $22.0 million and $23.0 million, respectively, as of July 3, 1999 and June 27, 1998, which approximates the carrying values of $22,082,485 as of July 3, 1999 and $23,484,913 as of June 27, 1998.

STOCK-BASED COMPENSATION

Effective June 30, 1996, the Company adopted the provisions of SFAS No. 123 "Accounting for Stock-based Compensation." The Company has, however, elected to account for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees."

SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 72 months; stock volatility, 57.2% in 1999, 58.36% in 1998, and 56.6% in 1997, respectively; risk free interest rates, 6.03% in 1999, 5.81% in 1998, and 6.34% in 1997, respectively; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1999, 1998, and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been $2,122,000 ($.22 per share) in 1999, ($1,764,000) ($.19 per share) in 1998, and ($1,072,000) ($.12 per share) in 1997.

The weighted average fair values of options granted during fiscal years 1999, 1998, and 1997 are $2.87, $2.34, and $3.39 per share, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 130, "Reporting Comprehensive Income" was issued in late 1997 and was adopted by the Company in fiscal year 1999. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. There were no components of other comprehensive income for the year ended July 3, 1999.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" was issued in February 1998 and was adopted by the Company in fiscal year 1999.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and was to be effective for companies whose fiscal years began after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under this statement, certain derivatives are recognized at fair market value, and changes in fair market value are recognized as gains or losses. However, in June 1999, the Financial Accounting Standards Board delayed the adoption of this new standard for an additional year, so it will not be applicable to the Company's financial statements until the end of fiscal year 2001. At this time, management believes the impact of adoption will not be material to the Company's financial statements.

RECLASSIFICATIONS

Certain reclassifications of prior year balances have been made for consistent presentation with the current year.

FISCAL YEAR

The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 1999, 1998, and 1997 ended on July 3, 1999, June 27, 1998, and June 28, 1997, respectively. Fiscal year 2000 will end on July 1, 2000.

2.  INVENTORIES

Components of inventories                                 July 3,   June 27,
were as follows:                                             1999       1998
- -----------------------------------------------------------------------------
                                                           (in thousands)

           Finished goods                                $13,008     $11,802
           Work-in-process                                 2,134       3,106
           Raw materials                                  12,820      12,554
           Reserve for obsolescence                       (3,066)     (2,739)
- -----------------------------------------------------------------------------
                                                         $24,896     $24,723
=============================================================================

Cost of sales includes charges of $1.7 million, $1.9 million, and $2.0 million resulting from reduction of inventories to estimated realizable value in 1999, 1998, and 1997, respectively.

3.   PROPERTY, PLANT AND EQUIPMENT
                                                           July 3,   June 27,
                                                              1999       1998
           Classification       Life (in
                                  years)                     (in thousands)
- -----------------------------------------------------------------------------
           Land                                             $2,486     $2,486
           Buildings and        3 to 30                     16,795     16,740
           improvements
           Equipment            1 to 10                     69,821     70,673
           Furniture and        3 to  5                     13,579     13,652
           fixtures
- -----------------------------------------------------------------------------
                                                          $102,681   $103,551
=============================================================================


4.  RELATED PARTY TRANSACTIONS

(a) The Company has life insurance policies on the life of its founder with net death benefits totaling approximately $3,000,000. Of these, policies with death benefits totaling $750,000 have been designated to fund obligations of the Company to the founder's spouse in the event of his death and, accordingly, such obligations are not recorded in the financial statements. Net cash values of such policies are recorded in the amount of $439,000 and $338,000 in 1999 and 1998, respectively, and are included in other noncurrent assets.

(b) Hiller Investment Company (HIC), beneficially owned by Stanley Hiller, Jr., the Company's Chairman of the Board of Directors, incurs various overhead expenses, consulting services and travel expenses on behalf of the Company. The manner in which costs incurred by HIC are charged to the Company is through specific identification. The cost of these services, which was charged against general and administrative expense, amounted to approximately $164,000 and $186,000 in 1998 and 1997, respectively. There were no services provided in fiscal year 1999. No amounts were owed to HIC as of July 3, 1999 and June 27, 1998.

(c) Stanley Hiller Jr. has a 66.73% equity interest in Hiller Key Tronic Partners, L.P. (HKT Partners), a Washington limited partnership. Other directors and officers collectively have a 6.73% equity interest in HKT Partners. HKT Partners originally received 1,070,396 shares of restricted common stock in 1998. The restrictions lapse at a rate of one third each year over the course of three years beginning in March of 1998. During fiscal 1999, a distribution in kind of one third of the outstanding shares was completed among the partners. As of July 3, 1999, HKT Partners continue to hold 713,598 shares of restricted common stock of the Company (see Note 9).

5.  LONG-TERM OBLIGATIONS

On December 31, 1996, the Company refinanced its debt with General Electric Capital Corporation (GECC). This secured financing agreement contains an $11 million term note and a revolving credit agreement for up to $30 million. During the second quarter of fiscal year 1998, the Company entered into an operating lease agreement with GECC, which reduced the borrowing limit on the revolving loan by $4.2 million. The agreement is secured by the assets of the Company. The agreement contains financial covenants that relate to maximum capital expenditures, minimum debt service coverage, minimum earnings before interest expense, income tax, depreciation, and amortization, and maximum leverage percentages. In addition to these financial covenants, the financing agreement restricts investments, disposition of assets, and payment of dividends. At July 3, 1999 and June 27, 1998, the Company was in compliance with all debt covenants. The refinancing resulted in an extraordinary charge of $246,000 in fiscal year 1997, net of applicable income taxes of $127,000.

The term note is payable in quarterly installments of principal, each in the amount of $500,000 commencing in March 1998 and maturing in December 2002. In addition to these scheduled payments, the Company is also paying $21,000 per month against the term note to GECC under a separate agreement with GECC resulting from the Company's lease of its Cheney facility. If debt service coverage is greater than 1.4, this note bears interest at one and three-quarters percent (1.75%) in excess of the applicable London Interbank Offered Rate (LIBOR). If debt service coverage is less than or equal to 1.4, this note bears interest at two percent (2.00%) in excess of the applicable LIBOR rate. At July 3, 1999, the applicable LIBOR rate was 5.21%, and the applicable interest rate was 6.96%.

The revolving loan with GECC is renewable and covers an initial period of five years expiring on December 31, 2001. If debt service coverage is greater than 1.4, the applicable interest rate is one and one-half percent (1.5%) in excess of the applicable LIBOR rate. If debt service coverage is less than or equal to 1.4, the applicable interest rate is one and three-quarters percent (1.75%) in excess of the applicable LIBOR rate. At July 3, 1999, the applicable LIBOR rate was 5.0925%, and the applicable interest rate was 6.5925%. At July 3, 1999, approximately $9.3 million available for use under the revolving loan. The Company is required to pay fees of three and three-quarters of one percent (.375%) on the unused revolving loan balance.

Long-term obligations consist of:
                            July 3,                  June 27,
                               1999                      1998
- -------------------------------------------------------------
                                      (in thousands)
Note payable                 $5,559                    $8,332
Revolving loan               16,524                    15,153
Litigation reserve                -                       900
(Note 10)
Deferred compensation           618                       618
obligation
- --------------------------------------------------------------
Total long-term              22,701                    25,003
obligations
Less current portion         (2,105)                   (2,105)
                            $20,596                   $22,898
==============================================================

The Company accounts for its post-retirement benefits in accordance with the provisions SFAS No. 106 "Employers' Accounting for Post-retirement Benefits Other than Pensions." Under SFAS No. 106, the Company has recorded a liability for certain compensation related agreements for two former employees. The liability was estimated based upon the present value of future cash payments as specified in the agreements. This cost of $181,000 in 1999, $165,000 in 1998 and $155,000 in 1997 was charged against General and Administrative Expenses. Principal maturities of long-term obligations at July 3, 1999 are:

Fiscal Years Ending                              (in thousands)
- --------------------------------------------------------------

2000                                                    2,105
2001                                                    2,105
2002                                                   18,187
2003                                                      105
2004                                                      105
Future Years                                               94
- --------------------------------------------------------------
Total                                                 $22,701
==============================================================

6.  LEASES

The Company has operating leases for certain equipment and production facilities which expire over periods from one to six years. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more at July 3, 1999, are summarized as follows:

Fiscal Years Ending                             (in thousands)
- --------------------------------------------------------------

2000                                                    2,781
2001                                                    2,437
2002                                                      946
2003                                                       26
- --------------------------------------------------------------
                  Total minimum lease payments         $6,190
==============================================================


Rental expenses under operating leases were $2,313,000, $1,797,000, and $1,892,000 in 1999, 1998 and 1997, respectively.

7.   INCOME TAXES

 Income taxes consist of the following:

                                          1999        1998         1997
- -----------------------------------------------------------------------
Current income taxes:
        Federal                          $(94)        $244          $68
        Foreign                           513          449          531
        State                              40           41           58
- -----------------------------------------------------------------------
                                          459          734          657
Deferred income taxes:
        Federal                           879         (517)         225
        Foreign                             -          (16)          (1)
        State                             (43)         (45)         (19)
- -----------------------------------------------------------------------
                                          836         (578)         205
Change in valuation
llowance                                  406
- -----------------------------------------------------------------------
Total income taxes                     $1,701         $156         $862
=======================================================================

The Company's effective tax rate differs from the federal tax rate as follows:

                                  Year Ended
                                     July 3,      June 27,     June 28,
                                        1999          1998         1997
- -----------------------------------------------------------------------
                                               (in thousands)
Federal income tax provision
benefit) at statutory rates           $1,613        $(248)         359

Effect of foreign income
loss) at statutory rates                (815)         (65)         279

Permanent differences:
      Life insurance premiums             30           33           33
      Other                              (46)           3         (339)

Foreign tax provision
benefit) at Foreign statutory rate       513          481           91

Change in valuation allowance            406            -            -

Adjustment for effect of beneficial
 tax rate On foreign manufacturing         -          (48)         439
(income) loss
- -----------------------------------------------------------------------
Income tax provision                  $1,701         $156         $862
=======================================================================

In 1998, foreign income decreased the Company's effective income tax rate, because such income is taxed at a lower rate than U.S. income. In 1997, foreign losses increased the Company's effective income tax rate, because such losses are not deductible for U.S. income tax purposes. The domestic and foreign components of income (loss) before income taxes were:

                                  Year Ended
                                     July 3,     June 27,     June 28,
                                       1999          1998         1997
- -----------------------------------------------------------------------
                                                (in thousands)

Domestic                                $3,551    $(3,136)        $674
Foreign                                  1,194      2,406          756
- -----------------------------------------------------------------------
Income (loss) before income taxes       $4,745      ($730)      $1,430
=======================================================================

Deferred income taxes result from temporary differences in the timing of recognition of revenue and expenses. Deferred income tax assets and liabilities consist of the following at:

                                                  July 3,     June 27,
                                                     1999         1998
- -----------------------------------------------------------------------
                                                     (in thousands)
- -----------------------------------------------------------------------
Allowance for doubtful
accounts                                      $  132     $  328

Inventory
                                               1,450      1,540
Vacation accrual
                                                 401        429
Self insurance accrual
                                                 118        195
Warranty accrual
                                                 246        226
State deferred asset
                                                 250        207
Other
                                                 444        993
Current deferred income
tax assets                                     3,041      3,918

Current portion of valuation allowance        (2,008)    (2,237)

Current deferred income tax assets net of
valuation allowance                            1,033      1,681

Litigation accrual                                 -        306

Deferred compensation                            210        210

Depreciation and
amortization                                     627        518

Net operating loss
carryforwards                                  9,094      8,674

Tax credit carryforwards                         680        725

Other                                              -        137

Noncurrent deferred income tax
assets                                        10,611     10,570

Valuation allowance net of                    (7,007)    (6,372)
current portion

Noncurrent deferred income tax assets net of  $3,604     $4,198
valuation allowance
- -----------------------------------------------------------------------

At July 3, 1999, the Company had tax loss carryforwards of approximately $26.7 million, which expire in varying amounts in the years 2006 through 2019. Additionally, for federal income tax purposes, the Company has approximately $680,000 of general business credit carryforwards which expire in varying amounts in the years 2004 through 2010. Approximately $257,000 of the general business credit carryforwards have an indefinite carryforward period. Foreign income tax expense is calculated at the statutory rate of the foreign taxing jurisdiction.

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

8.  ADOPTION OF FINANCIAL ACCOUNTING STANDARDS NO. 128

Financial Accounting Standards No. 128 requires the presentation of "basic EPS" and "diluted EPS." The objective of basic EPS is to measure the performance of an entity over the reporting period. Basic EPS is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares and common share equivalents outstanding during the period. Key Tronic uses the treasury stock method in calculating the dilutive effect of common stock equivalents.

There are no adjustments to the income available to common shareholders before or after extraordinary items for the years ended July 3, 1999, June 27, 1998, and June 28, 1997. The following table presents the Company's calculations of weighted average shares (number of shares):

                                    Adjustments For
For  The Years     Weighted Avg.   Potential Common        Total
Ended:                Shares       Shares

July 3, 1999         9,630,830          155,086          9,785,916

June 27, 1998        9,625,775        Antidilutive       9,625,775

June 28, 1997        8,895,306          629,223          9,524,529

The adjustment for potential common shares of 129,230 as of June 27, 1998 was not included in the calculation of weighted average shares outstanding for such date as the effect was considered to be antidilutive. The number of outstanding options with an exercise price greater than average market price for fiscal years ended July 3, 1999, June 27, 1998, and June 28, 1997 were 1,054,376,
1,537,813, and 1,221,719, respectively.

9.   SHAREHOLDERS' EQUITY

The Company has executive stock option plans for certain key employees.
Options under these plans vest over two to five years and become exercisable as they vest. Options under the plans become exercisable in full immediately prior to the occurrence of a "Change in Control" as defined in the plan documents. As of July 3, 1999, 2,596,870 shares have been reserved for issuance and 1,516,016 options were outstanding of which 994,516 shares were exercisable. These options expire in ten years from the date of grant. Compensation expense for options will be recorded if the exercise price of the option is less than the closing market price of the stock on the date of grant. There was no compensation expense incurred in conjunction with options in 1999, 1998 or 1997 as all options were granted at fair market value.

The Company also has a stock option plan for "Nonemployee Directors." Options under this plan vest over a three year period and are exercisable as they vest. As of July 3, 1999, 300,000 shares have been reserved for issuance and 175,000 options were outstanding of which 96,250 shares were exercisable. These options expire in ten years from the date of grant.

In fiscal year 1992 the shareholders ratified and approved an option agreement between the Company and HKT Partners (see Note 4), pursuant to which Hiller Partners received an option to purchase 2,396,923 shares of common stock at an exercise price of $4.50 per share, subject to adjustment under certain circumstances. These options were exchanged for 1,070,396 shares of restricted common stock and the options were canceled on February 28, 1998, pursuant to a Restricted Stock Agreement between the Company and HKT Partners (see Note 4).

FOLLOWING IS A SUMMARY OF ALL PLAN
ACTIVITY:
                                                                        Weighted
                                                       Number            Average
                               Price Range         Of Options     Exercise Price
- --------------------------------------------------------------------------------
Outstanding, June 29, 1996    $3.56 to $16.25        3,324,528             $6.53
- --------------------------------------------------------------------------------
Granted during 1997           $5.50 to $ 7.13          477,800             $5.64
Options exercised             $4.50 to $ 4.69           (6,400)            $4.51
Expired or canceled           $4.50 to $16.25       (2,542,369)            $4.69
- --------------------------------------------------------------------------------
Outstanding, June 28, 1997    $3.56 to $16.25        1,253,559             $9.93
- --------------------------------------------------------------------------------
Granted during 199            $2.75 to $ 5.00          763,500             $3.83
Expired or canceled           $5.63 to $16.25         (404,366)           $12.84
- --------------------------------------------------------------------------------
Outstanding, June 27, 199     $2.75 to $16.25        1,612,693             $6.31
- --------------------------------------------------------------------------------
Granted during 1999           $2.75 to $ 5.56          212,500             $2.88
Expired or canceled           $2.75 to $16.25         (134,177)            $7.39
- --------------------------------------------------------------------------------
Outstanding, July 3, 1999     $2.75 to $16.25        1,691,016             $5.79
- --------------------------------------------------------------------------------

Additional information regarding options outstanding as of July 3, 1999, is as follows:


                                      Options                 Options
                                  Outstanding               Exercisable
                                     Weighted
                                         Avg.     Weighted                   Weighted
                                    Remaining         Avg.                       Avg.
Range of              Number      Contractual     Exercise       Number      Exercise
Exercise            Outstanding     Life (yrs.)    Price       Exercisable      Price
Prices
- ------------------------------------------------------------------------------------
$ 2.75 - $ 4.13      544,380           8.5         $2.79         198,880      $ 2.77
$ 4.14 - $ 6.20      713,360           7.7          5.18         458,610        5.37
$ 6.21 - $ 9.12      227,856           5.6          8.06         227,856        8.06
$ 9.33 - $13.99      114,420           1.3         11.06         114,420       11.06
$14.00 - $16.25       91,000           6.1         16.25          91,000       16.25
- ------------------------------------------------------------------------------------
$ 2.75 - $16.25    1,691,016           7.7         $5.79       1,090,766      $ 6.96
- ------------------------------------------------------------------------------------

Of the 1,612,693 options outstanding as of June 27, 1998, 673,843 were exercisable, and of the 1,253,559 options outstanding as of June 28, 1997, 925,692 were exercisable.

The Company has one remaining stock warrant outstanding at July 3, 1999. This outstanding stock warrant, dated July 30, 1993, entitles Honeywell, Inc. to purchase 300,000 shares of common stock at $14.00 per share. This stock warrant expires on July 30, 2000. A second stock warrant, dated October 24, 1994, entitled CIT Group Credit, Inc. to purchase 45,000 shares of common stock at $12.60 per share. This grant expired on October 24, 1997.

The Company's Variable Investment Plan is available to employees who have attained age 21. The plan has an Employer's Discretionary Contribution Trust, invested in the Company's stock, and an Employee Contribution Trust consisting of several investment alternatives. The Company contributes an amount equal to 100% of the employee's contribution on the first 2% of the employee's compensation and an additional 25% of the employee's contribution on the following 2% of the employee's compensation. Company contributions to the Trust were $397,538, $416,683, and $454,899 in 1999, 1998, and 1997, respectively. The
Company has an Employee Stock Ownership Plan. No contributions were made to the plan in 1999, 1998, or 1997. The investment in the Company's stock at July 3, 1999, by all employee trusts amounted to 440,191 shares.

10.  COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company used Mica sanitary landfill, a public dump site operated by the County of Spokane, until early 1975. Mica landfill is a state lead National Priority List site ("NPL"). In l988 the Washington Department of Ecology and Spokane County entered into a Consent Decree requiring the county to conduct a Remedial Investigation (RI) followed by appropriate Remedial Action (RA). An RA plan was completed and instituted to be followed by a 5-year performance monitoring program. The 5-year performance monitoring program commenced in the spring of 1995. The Company has not been named as a Potentially Liable Party ("PLP") under the State Toxic Control Act ("STCA") or as a Potentially Responsible Party ("PRP") under CERCLA, as amended ("CERCLA"). To date, test results have not shown the waste disposed of by the Company at Mica to be a source of pollution or contamination. Certain third parties were designated PRPs and PLPs. The Company made a provision prior to the beginning of fiscal year 1992 based on information then currently available to it for its estimate of probable costs to be associated with this matter. At fiscal year end 1998 and 1997, the accrued balance for probable legal costs was $900,000. However, management considered the facts and circumstances surrounding the MICA sanitary landfill and the Company' waste disposal at the Mica landfill and determined that an accrual was no longer needed as of the quarter ended April 3, 1999, and accordingly reversed its accrual of $900,000 in the third quarter of fiscal year 1999.

The Company currently has eighteen lawsuits by computer keyboard users which are in state or federal courts in Illinois, New Jersey, New York, and Pennsylvania. These suits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to their injury. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance; however, the likelihood that punitive damages, if awarded, will be covered by insurance is remote. A total of 120 suits have been dismissed in California, Connecticut, Florida, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, Pennsylvania and Texas. One of the 120 dismissed suits is on appeal in New York. No provision has been made to cover any future costs. Management's position will change if warranted by facts and circumstances. Given the inherent uncertainty in litigation, the inherently limited information available with respect to unasserted claims, and the complexity of the circumstances surrounding these matters, management estimates are subject to and will change or be established as facts and circumstances warrant. The Company is also subject to various legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of these matters is not expected to have any material effect on the consolidated financial position or results of operations of the Company.

CAPITAL EXPENDITURES
The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $73,000 at July 3, 1999.

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

11.  OTHER INCOME

Other income consists of:
                                                    Year Ended
                                            July 3,   June 27,  June 28,
                                               1999       1998      1997
- -------------------------------------------------------------------------
                                                   (in thousands)

Insurance recovery, net of legal costs        $   -      $   -     $1,495
Gain on sale of real estate - Ireland           775
Other                                           706        204        406
- -------------------------------------------------------------------------
Total                                        $1,481       $204     $1,901
- -------------------------------------------------------------------------

In June of fiscal year 1999, the Company sold its real estate in Dundalk, Ireland for approximately $2.3 million. Approximately one third of this amount was received in cash as a down payment at closing prior to the fiscal year ended July 3, 1999. The remaining amount is included in other current receivables. Under the terms of the agreement, the Company has rent free possession of the premises until March 29, 2000. Upon the Company's delivery of possession to the owners, the receivable becomes due and payable. The Company realized a gain of $775,000 net of Irish taxes of $251,000 on this transaction.

12.   ENTERPRISE-WIDE DISCLOSURES

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in late 1997 and was adopted by the Company in fiscal year 1999. SFAS No. 131 establishes reporting and disclosure standards for an entity's operating segments. It also establishes standards for enterprise-wide disclosures about products and services, geographic areas and major customers. Management organizes its business around keyboards and original design manufacturing (ODM). These segments have been aggregated as each segment has similar economic characteristics and the nature of the segments, its production processes, customers and distribution methods are similar.

Of the external revenues for the years ended July 3, 1999, June 27, 1998, and June 28, 1997, keyboard sales were $134.7, $145.3, and $151.0, respectively. ODM sales for the years ended July 3, 1999, June 27, 1998, and June 28, 1997 were $37.1, $18.4, and $26.8, respectively. The remainder of external revenues for all years presented were from sales of miscellaneous other products and services.

Information concerning geographic areas for the years ended July 3, 1999, June 27, 1998 and June 28, 1997 is summarized in the following table. Revenues provided below are based on the shipping destination.

(in thousands)                         Domestic Internationl      Total
- ------------------------------------------------------------------------
1999
Sales to external customers            $102,872     $75,432    $178,304
Long-lived assets                       $23,433      $1,089     $24,522
- ------------------------------------------------------------------------
1998
Sales to external customers             $99,123     $70,927    $170,050
Long-lived assets                       $28,364      $1,566     $29,930
- ------------------------------------------------------------------------
1997
Sales to external customers            $106,696     $78,231    $184,927
Long-lived assets                       $30,212      $1,808     $32,020
- ------------------------------------------------------------------------

For the year ended July 3, 1999, fifty-eight percent of the Company's domestic exports were sold to customers in Europe, thirty percent were sold to customers in the Far East, and the remaining twelve percent were spread among customers in Mexico, South America, and Canada. For the year ended June 28, 1998, sixty-eight percent of the Company's domestic exports were sold to customers in Europe, nineteen percent were sold to customers in the Far East, and the remaining thirteen percent were spread among customers in Mexico, South America, and Canada. For the year ended June 28, 1997, forty-nine percent of domestic exports were sold to customers in Europe and twenty-nine percent of domestic exports were sold to customers in the Far East.

SIGNIFICANT CUSTOMERS

One customer accounted for approximately 24%, 31%, and 34% of net sales for the years ended July 3, 1999, June 27, 1998, and June 28, 1997, respectively. This customer accounted for approximately 9% and 24% of trade receivables at July 3, 1999 and June 27, 1998, respectively. Another customer accounted for approximately 11%, 13%, and 7% of net sales in 1999, 1998, and 1997, respectively. This customer accounted for approximately 4% and 13% of trade receivables at July 3, 1999 and June 27, 1998, respectively. A third customer accounted for approximately 13% and 7% of sales in fiscal years 1999 and 1998. A fourth customer accounted for 2% and 11% of sales in fiscal years 1998 and 1997. No other customer accounted for more than 10% of net sales for the years ended July 3, 1999, June 27, 1998, and June 28, 1997.

13.  SUPPLEMENTAL CASH FLOW AND NON-CASH INFORMATION

                                                    Year Ended
                                            July 3,   June 27,  June 28,
                                               1999       1998      1997
- ------------------------------------------------------------------------
                                                   (in thousands)
Interest payments                            $1,892     $2,142    $2,414
Income tax payments                              50        104       847
Note received for sale of Ireland            $1,479     $    -    $    -
property (see Note 11)
- ------------------------------------------------------------------------

14.  QUARTERLY FINANCIAL DATA
(Unaudited)
                                           Year Ended July 3,
                                                         1999
- -----------------------------------------------------------------------
                                   First    Second     Third     Fourth
                                   quarter quarter   Quarter    quarter
- -----------------------------------------------------------------------
                                      (in thousands, except per share
                                                 amounts)
- -----------------------------------------------------------------------
Net sales                         $42,304  $47,973    $45,155   $42,872
Gross profit                        6,996    7,589      7,630     5,805
Income before income taxes            771    1,288      1,720       966
Net income                            493      859      1,002       690
Earnings per share:
Earnings per common share basic
   and diluted                       0.05     0.09       0.10      0.07
Weighted average shares
   Outstanding                      9,631    9,631      9,631     9,631
Diluted shares outstanding          9,631    9,705      9,857     9,877
Common stock price range 1
      High                          2.813    4.812      5.938     5.625
      Low                           1.75     2.375      3.188     3.625

                                          Year Ended June 27, 1998
                                    First   Second      Third    Fourth
                                   Quarter Quarter    Quarter   Quarter

Net sales                         $40,257  $44,129    $45,387   $40,277
Gross profit                        5,703    6,500      5,994     4,311
Income before income taxes            238      259        150    (1,377)
Net income                            143      248        147    (1,424)
Earnings  (loss) per common share
basic and diluted                    0.01     0.03       0.02     (0.15)
Weighted average shares
   Outstanding                      9,611    9,631      9,631     9,631
Diluted shares outstanding          9,611    9,631      9,632     9,631

Common stock price range 2
       High                         5.688    5.625       4.75     4.125
       Low                          4.375        4       3.125    2.25

1High and low stock prices are based on the daily closing price reported by the NASDAQ National Market System. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.

The Company's common stock is quoted on the NASDAQ National Market System under the symbol "KTCC."

The Company has not paid any cash dividends on its Common Stock during the last three fiscal years. The Company currently intends to retain its earnings for its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's ability to pay dividends is limited by certain financial covenants in the Company's loan agreements.

As of July 3, 1999, there were approximately 1,482 common shareholders of record.

2High and low stock prices are based on the daily closing price reported by the NASDAQ National Market System. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.

The Company's common stock is quoted on the NASDAQ National Market System under the symbol "KTCC."

The Company has not paid any cash dividends on its Common Stock during the last three fiscal years. The Company currently intends to retain its earnings for its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's ability to pay dividends is limited by certain financial covenants in the Company's loan agreements.

As of June 27, 1998, there were approximately 1,556 common shareholders of record.

15.   RESTRUCTURING CHARGES

For the year ended June 28, 1997, the Company made $1,108,000 in provisions during the fourth quarter for further restructuring of the Company's facility in Ireland, which serves as a distribution center for its European sales. This provision included $734,000 for repayment of grants to the Irish Development Authority (IDA) and $374,000 for severance.

When the subsidiary in Ireland was established, it received reimbursement grants from the Irish government for capital expenditures. Certain significant events such as closure of the Irish plant or the reduction of headcount levels could cause repayment of these grants. With the reorganization of the subsidiary in Ireland resulting in a significant decrease in employment at the facility, the grant agreement with the Irish government was re-negotiated. As of July 3, 1999, the Company had a remaining reserve of approximately $222,000 for restructuring charges in Ireland. This amount is expected to cover remaining restructuring and severance costs. The Company currently plans to maintain the Irish plant as its sales, marketing, and distribution facility to service the European community.

     Reserve for Restructuring Obligations
     -----------------------------------------------------------------
                                                 1999           1998

     Balance at beginning of year              $457,000     $1,365,000
        Amounts paid                            235,000        908,000
     -----------------------------------------------------------------
     Balance at end of year                    $222,000       $457,000
     =================================================================

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                  PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

STANLEY HILLER, JR - Director

Mr. Hiller, age 74, has been a director of the Company and Chairman of the Company's Executive Committee since February 1992. He served as Chief Executive Officer of the Company from February 1992 through August 1995 and has served as Chairman of the Board since September 1, 1995. Mr. Hiller is the Senior Partner of Hiller Investment Company and Managing Partner of The Hiller Group, a corporate management organization (The "Hiller Group"), and has served as Chairman of the Board, Chief Executive Officer or Senior Officer of numerous corporations over the last 50 years. Through The Hiller Group, which he founded in the late 1960s, he has brought together groups of executives who become actively involved in the direct management of companies, usually at the request of its managers, directors or shareholders. During the past 20 years, Mr. Hiller has concentrated his efforts in the area of restructuring troubled companies, including G.W. Murphy Industries (diversified manufacturing and services), Reed Tool Company (tool manufacturing), Baker International (Baker-Hughes) (oil field service), The Bekins Company (moving and storage) and York International (air conditioning manufacturing).

WENDELL J. SATRE - Director

Mr. Satre, age 81, has been a director of the Company since 1988 and served as Chairman of the Board of Directors from July 1991 through August 1995. Mr. Satre also served as a director from 1983 through 1986 and served as Acting President of the Company from August 1991 through February 1992. Mr. Satre is the retired Chairman of the Board and Chief Executive Officer of the Washington Water Power Company, a public utility headquartered in Spokane, Washington. Mr. Satre also serves on the Board of Directors of Consolidated Electronics, Inc., Output Technology Corporation, and The Coeur d'Alenes Company.

YACOV A. SHAMASH - Director

Dr. Shamash, age 49, has been a director of the Company since 1989. He has been the Dean of Engineering and Applied Sciences at the State University of New York campus at Stony Brook since 1992. Professor Shamash developed and directed the NSF Industry/University Cooperative Research Center for the Design of Analog/Digital Integrated Circuits from 1989 to 1992 and also served as Chairman of the Electrical and Computer Engineering Department at Washington State University from 1985 until 1992.

KENNETH F. HOLTBY - Director

Mr. Holtby, age 77, has been a director of the Company since March 1992. He served in various positions in engineering, technology, product development and program management for Boeing since 1947. He most recently served as Senior Vice President of Engineering and as a member of the Corporate Executive Counsel for Boeing until his retirement in 1987.

DALE F. PILZ - Director

Mr. Pilz, age 73, has been a director of the Company since April 1992. Mr. Pilz was Chief Executive Officer of Flowind Corporation from 1986 to 1990. He served as President of Omninet Corporation from 1985 to 1986. Prior to that, Mr. Pilz was Chief Executive Officer and President of GTE Sprint Communications from 1983 to 1985 and also served as Chief Executive Officer and President of GTE Spacenet Corporation from 1983 to 1985.

MICHAEL R. HALLMAN - Director

Mr. Hallman, age 54, has been a director of the Company since July 1992. Mr. Hallman served as Vice President, and later, President of Boeing Computer Services from March 1987 to February 1990. He served as President and Chief Operating Officer of Microsoft Corporation from March 1990 through March 1992. Mr. Hallman has been with The Hallman Group, a consulting organization, since April 1992. Mr. Hallman also serves on the Board of Directors of Intuit Inc., Infocus Systems, and Network Appliance.

CLARENCE W. SPANGLE - Director

Mr. Spangle, age 74, has been a director of the Company since July 1992. A former Chairman of Memorex and President of Honeywell Information Systems, Mr. Spangle has been an independent management consultant since 1985. Mr. Spangle also serves on the Board of Directors of Apertus Technologies, Inc.

WILLIAM E. TERRY - Director

Mr. Terry, age 66, has been a director of the Company since August 1992. Mr. Terry retired from Hewlett-Packard in December 1993 where he served in a number of executive positions during the past 35 years. Mr. Terry also serves on the Board of Directors of Altera Corporation and Phase Materials.

JACK W. OEHLKE - Director, President and Chief Executive Officer

Mr. Oehlke, age 53, has been President and Chief Executive officer of the Company since June 1997. From October 1995, he served as Chief Operating Officer. Previously, he served as Senior Vice President of Operations from January 1995 to October 1995 and Vice President of Manufacturing Operations of the Company from December 1993 to January 1995. Mr. Oehlke served as Director of Operations, Director of Quality and in various management positions within manufacturing, engineering and quality functions of the Microswitch Division of Honeywell, Inc. from 1968 to 1993.

RONALD F. KLAWITTER - Executive Vice President of Administration and Chief Financial Officer.

Mr. Klawitter, age 47, has been Executive Vice President of Administration, CFO, Treasurer and Secretary since July 1997. He was Vice President of Finance, Secretary and Treasurer of the Company from October 1995 to July 1997 and was Acting Secretary from November 1994 to October 1995 and Vice President of Finance and Treasurer from 1992 to October 1995. From 1987 to 1992, Mr. Klawitter was Vice President, Finance at Baker Hughes Tubular Service, a subsidiary of Baker Hughes, Inc.

CRAIG D. GATES - Executive Vice President of Marketing, Engineering, and
Sales

Mr. Gates, age 40, has been Executive Vice President of Marketing, Engineering and Sales since July 1997. Previously he was Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana. From 1982 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:
Incorporated by reference to Key Tronic Corporation's 1999 Proxy Statement to Shareholders.

ITEMS 11, 12 AND 13: EXECUTIVE COMPENSATION; SECURITIES OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSAC-TIONS.

Additional information required by these Items is incorporated by reference to Key Tronic Corporation's 1999 Proxy Statement to Shareholders.


                                         PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS AND SCHEDULE

                                                                             Page in
                                                                            Form 10-K
     --------------------------------------------------------------------------------
     FINANCIAL STATEMENTS
     --------------------------------------------------------------------------------
      Independent Auditors' Report                                             16
      Consolidated Balance Sheets, as of July 3, 1999 and June 27, 1998        17
      Consolidated Statements of Operations for
        the years ended July 3, 1999, June 27, 1998, and June 28, 1997         18

      Consolidated Statements of Shareholders' Equity
        for the years ended July 3, 1999, June 27, 1998, and June 28, 1997     18

      Consolidated Statements of Cash Flows for the
        years ended July 3, 1999, June 27, 1998, and June 28, 1997             19

      Notes to Consolidated Financial Statements                            20-32

      SCHEDULE

      Independent Auditors' Consent and Report on Financial Statement
      Schedule                                                                 36

      II. Consolidated Valuation and Qualifying Accounts                       37

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


Exhibit   No.
- -------------
(3)   (a)   Articles of Incorporation                                                 3.1
      (b)   By-Laws, as amended                                                      (iii)

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

      (o)   Officer Employment Agreement                                               (ix)

      (p)   Executive Stock Option Plan                                                 (x)

      (q)   Secured Financing Agreement With The CIT Business Group, Inc.              (xi)

      (r)   Secured Financing Agreement With General Electric Capital
               Corporation                                                                           (xii)

(13)      1999 Annual Report to Shareholders (to the extent set forth in Parts
               I, II, and IV (a) of this report).
(i) Previous filing on Form S-1 is incorporated by reference, exhibit number indicated
(ii)      Incorporated by reference to report on Form 10-K for the year ended
          06/30/87
(iii)     Incorporated by reference to report on Form 10-K for the year ended
          06/30/86
(iv)      Incorporated by reference to report on Form 10-K for the year ended
          06/30/85
(v)       Incorporated by reference, Key Tronic Corporation 1990 Proxy
          Statement, pages C-1  -  D3
(vi)      Incorporated by reference to report on Form 10-K for the year ended
          06/30/91
(vii)     Incorporated by reference to report on Form 10-K for the year ended
          07/04/92
(viii)    Incorporated by reference to report on Form 8-K filed August 12, 1993.
(ix)      Incorporated by reference, Key Tronic Corporation 1996 Proxy
               Statement, pages 10-11
(x)       Incorporated by reference, Key Tronic Corporation 1995 Proxy
               Statement, pages 19-22
(xi)      Incorporated by reference to report on Form 8-K filed October 24,
               1994.
(xii)     Incorporated by reference to report on Form 8-K filed January 14,
               1997.

(21)  Subsidiaries of Registrant

1   KT Services, Inc.                 2   KT FSC
    100% owned subsidiary                 100% owned subsidiary,
    Incorporated in the State of          a foreign sales corporation
    Washington
                                          Incorporated in Guam


3   KTI Limited                       4   Key Tronic Europe, LTD
    100% owned by Key Tronic Europe,      100% owned subsidiary
    LTD
    Incorporated in Ireland               Incorporated in the Cayman Islands


5   Key Tronic Juarez, SA de CV       6   Key Tronic China LTD
    100% owned subsidiary                 100% owned subsidiary
    Incorporated in Mexico                Incorporated in the State of
                                             Washington


7   Key Tronic Far East Pte LTD       8   Key Tronic Computer Peripherals
                                          (Shanghai) Co. LTD
    100% owned subsidiary                 100% owned subsidiary
    Incorporated in Singapore             Incorporated in Republic of China

(23) Independent Auditors' Consent and Report on Financial Statement Schedule

INDEPENDENT AUDITORS' CONSENT AND REPORT ON FINANCIAL STATEMENT SCHEDULE

We consent to the incorporation by reference in Registration Statement No. 333-70917 on Form S-8 of our report dated August 27, 1999, appearing in this Annual Report on Form 10-K of Key Tronic Corporation and subsidiaries (the Company) for the year ended July 3, 1999.

We have audited the consolidated financial statements of the Company as of July 3, 1999 and June 27, 1998, and for each of the three years in the period ended July 3, 1999 and have issued our report thereon dated August 27, 1999; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14(A). This financial statement schedule is the responsibility of the Company's management.

Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Seattle, Washington
September 28, 1999

                                    PART IV

SCHEDULE II

                         KEY TRONIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                             FISCAL YEARS ENDED JULY 3, 1999
                             JUNE 27, 1998 AND JUNE 28, 1997

                                                    1999        1998        1997

Allowance for Obsolete Inventory

Balance at beginning of year                    $2,739,390  $2,937,609  $4,322,071
Provision charged to income                      1,673,574   1,850,199   1,953,331

Dispositions                                    (1,347,063) (2,048,418) (3,337,793)
Balance at end of year                          $3,065,901  $2,739,390  $2,937,609

Allowance for Doubtful Accounts

Balance at beginning of year                      $885,042    $905,129    $932,237
Provision charged to income                        333,873          75           -
Write-offs and reinstatements                     (676,485)    (20,162)    (27,108)
                                               -----------   ---------   ---------
                                                         -           -
Balance at end of year                            $542,430    $885,042    $905,129

Reserve for Litigation

Balance at beginning of year                      $900,000    $900,000    $969,143
Cost incurred-net of recoveries                   (900,000)          -     (69,143)
                                               -----------   ---------   ---------
Balance at end of year                           $       -    $900,000    $900,000

Accrued Warranty Costs

Balance at beginning of year                      $664,379    $576,201    $437,207
Provision charged to income                      1,269,096   1,476,796   1,290,236
Costs incurred                                  (1,209,591) (1,388,618) (1,151,242)
Balance at end of year                            $723,884    $664,379    $576,201

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   September --, 1999

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


/s/ Jack W. Oehlke                                 September --, 1999

Jack W. Oehlke                                            Date
(Director, President and
 Chief Executive Officer)


/s/ Ronald F. Klawitter                            September --, 1999

Ronald F. Klawitter                                       Date
(Principal Financial Officer)


/s/ Keith D. Cripe                                 September --, 1999

Keith D. Cripe                                            Date
(Principal Accounting Officer)


/s/ Stanley Hiller, Jr.                            September --, 1999

Stanley Hiller, Jr.                                       Date
(Director)


/s/ Wendell J. Satre                               September --, 1999

Wendell J. Satre                                          Date
(Director)


/s/ Yacov A. Shamash                               September --, 1999

Yacov A. Shamash                                          Date
(Director)


/s/ Dale F. Pilz                                   September --, 1999

Dale F. Pilz                                              Date
(Director)


/s/ William E. Terry                               September --, 1999

William E. Terry                                          Date
(Director)