Form 10-K405/A
period 1999-07-03
KEY TRONIC CORP
filed 1999-09-30
CIK 719733

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
- ------------------------------------------------------------------------------------------

See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Years Ended
(In thousands, except per share                     July 3,      June 27,     June 28,
amounts)                                              1999           1998        1997
- ----------------------------------------------------------------------------------------

NET SALES                                           $178,304     $170,050      $184,927
Cost of sales                                        150,284      147,541       158,617
- ----------------------------------------------------------------------------------------
GROSS PROFIT ON SALES                                 28,020       22,509        26,310
OPERATING EXPENSES:
Research, development and                              4,879        4,579         5,164
engineering
Selling                                                9,341        8,291         8,216
General and administrative                             8,648        8,465         9,965
Provision for restructuring                                -            -         1,108
- ----------------------------------------------------------------------------------------
OPERATING INCOME                                       5,152        1,174         1,857
INTEREST EXPENSE                                       1,887        2,108         2,328
OTHER INCOME                                          (1,480)        (204)       (1,901)
- ----------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY    4,745         (730)        1,430
ITEM
INCOME TAX PROVISION                                   1,701          156           862
- ----------------------------------------------------------------------------------------
Income (loss) before extraordinary                     3,044         (886)          568
item
Extraordinary item: extinguishment
of debt, net of
Applicable income taxes of $127                            0            0           246
NET INCOME (LOSS)                                     $3,044        ($886)         $322
- ----------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE:
Earnings (loss) per common share before
extraordinary item:
Earnings per common share _ basic                      $0.32       ($0.09)        $0.06
                                                       $0.31       ($0.09)        $0.06
- - diluted
Earnings per share after
extraordinary item:
Earnings per common share _ basic                      $0.32       ($0.09)        $0.03
                                                       $0.31       ($0.09)        $0.03
- - diluted
Weighted average shares outstanding                    9,631        9,626         8,895
Diluted shares outstanding                             9,786        9,626         9,525
- ----------------------------------------------------------------------------------------
See notes to consolidated financial
statements


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                              Accumulated
                                                                    Other
                                     Common Stock  Retained Comprehensive
(In thousands)                       Share  Amount  Earnings       Income         Total
- ------------------------------------------------------------------------------------------
BALANCES, JUNE 29, 1996              8,534  $38,142  $10,906         $428       $49,476
- ------------------------------------------------------------------------------------------
Comprehensive income:
     Net income _ 1997                                   322                        322
     Other comprehensive income:
            Foreign currency                                           (4)           (4)
translation
Total comprehensive income                                                          318

Issuance of restricted stock         1,070        -                                   -
Issuance of stock under stock            7       23                                  23
options
- ------------------------------------------------------------------------------------------
BALANCES, JUNE 28, 1997               9,611 $38,165  $11,228         $424       $49,817
- ------------------------------------------------------------------------------------------
Comprehensive income:
     Net loss _ 1998                                    (886)                      (886)
     Other comprehensive income:
            Foreign currency                                         (179)         (179)
translation
Total comprehensive income                                                       (1,065)
Issuance of stock                       20      108                                 108
- ------------------------------------------------------------------------------------------
BALANCES, JUNE 27, 1998               9,631 $38,273  $10,342         $245
$48,860
- ------------------------------------------------------------------------------------------
Comprehensive income:
     Net income _ 1999                                 3,044                      3,044
- ------------------------------------------------------------------------------------------
BALANCES, JULY 3, 1999                9,631 $38,273  $13,386         $245       $51,904
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


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Seattle, Washington
September 28, 1999

                                    PART IV

SCHEDULE II

                         KEY TRONIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                             FISCAL YEARS ENDED JULY 3, 1999
                             JUNE 27, 1998 AND JUNE 28, 1997

                                                    1999        1998        1997

Allowance for Obsolete Inventory

Balance at beginning of year                    $2,739,390  $2,937,609  $4,322,071
Provision charged to income                      1,673,574   1,850,199   1,953,331

Dispositions                                    (1,347,063) (2,048,418) (3,337,793)
- -----------------------------------------------------------------------------------
Balance at end of year                          $3,065,901  $2,739,390  $2,937,609

Allowance for Doubtful Accounts

Balance at beginning of year                      $885,042    $905,129    $932,237
Provision charged to income                        333,873          75           -
Write-offs and reinstatements                     (676,485)    (20,162)    (27,108)
                                               -----------   ---------   ---------
Balance at end of year                            $542,430    $885,042    $905,129

Reserve for Litigation

Balance at beginning of year                      $900,000    $900,000    $969,143
Cost incurred-net of recoveries                   (900,000)          -     (69,143)
                                               -----------   ---------   ---------
Balance at end of year                           $       -    $900,000    $900,000

Accrued Warranty Costs

Balance at beginning of year                      $664,379    $576,201    $437,207
Provision charged to income                      1,269,096   1,476,796   1,290,236
Costs incurred                                  (1,209,591) (1,388,618) (1,151,242)
- -----------------------------------------------------------------------------------
Balance at end of year                            $723,884    $664,379    $576,201

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   September 30, 1999

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


/s/ Jack W. Oehlke                                 September 30, 1999

Jack W. Oehlke                                            Date
(Director, President and
 Chief Executive Officer)


/s/ Ronald F. Klawitter                            September 30, 1999

Ronald F. Klawitter                                       Date
(Principal Financial Officer)


/s/ Keith D. Cripe                                 September 30, 1999

Keith D. Cripe                                            Date
(Principal Accounting Officer)


/s/ Stanley Hiller, Jr.                            September  30, 1999

Stanley Hiller, Jr.                                       Date
(Director)


/s/ Wendell J. Satre                               September 30, 1999

Wendell J. Satre                                          Date
(Director)


/s/ Yacov A. Shamash                               September 30, 1999

Yacov A. Shamash                                          Date
(Director)


/s/ Dale F. Pilz                                   September 30, 1999

Dale F. Pilz                                              Date
(Director)


/s/ William E. Terry                               September 30, 1999

William E. Terry                                          Date
(Director)