Form 10-K405/A
period 1999-07-03
KEY TRONIC CORP
filed 1999-10-01
CIK 719733

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


                          Domestic         U.S.      Mexico       Ireland     Far East
(in thousands)             Exports   Operations   Operations   Operations   Operations  Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------
1999
Net sales:
 Unaffiliated customers    $57,192     $102,872    $       -      $17,650    $     590   $         -    $178,304
 Affiliates                      -        9,581       20,297          190        3,493       (33,561)          -
------------------------------------------------------------------------------------------------------------------
  Total                    $57,192     $112,453    $  20,297      $17,840    $   4,083   $   (33,561)   $178,304
==================================================================================================================
Income (loss) before
 income taxes              $     -     $  1,989    $   1,631      $   499    $      26   $       600    $  4,745
==================================================================================================================
Identifiable assets        $     -     $ 91,552    $  13,585      $15,655    $   7,022   $   (26,867)   $100,947
==================================================================================================================
1998
Net sales:
Unaffiliated customers     $52,600     $ 99,123    $       -      $18,327    $       -   $         -    $170,050
Affiliates                       -       15,596       22,068          127            -       (37,791)          -
------------------------------------------------------------------------------------------------------------------
 Total                     $52,600     $114,719    $  22,068      $18,454    $       -   $   (37,791)   $170,050
==================================================================================================================
Income (loss)  before
  income taxes             $     -     $ (2,225)   $   1,688      $   200    $       -   $      (393)   $   (730)
==================================================================================================================
Identifiable assets        $     -     $ 81,299    $  15,661      $12,213    $       -   $   (12,088)   $ 97,085
==================================================================================================================
1997
Net sales:
 Unaffiliated customers    $54,048     $106,696    $      -       $24,183    $       -   $         -    $184,927
 Affiliates                      -       17,335       13,980          967            -       (32,282)          -
------------------------------------------------------------------------------------------------------------------
  Total                    $54,048     $124,031    $  13,980      $25,150    $       -   $   (32,282)   $184,927
==================================================================================================================
Income  (loss) before
 income taxes              $     -     $  1,666    $     585      $  (898)   $       -   $         77   $  1,430
==================================================================================================================
Identifiable assets        $     -     $ 99,023    $   3,834      $13,631    $   2,802   $    (19,135)  $100,155
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

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $8.6 million, $8.5 million and $10.0 million, in 1999, 1998, and 1997, respectively. General and administrative costs as a percentage of sales were 4.9%, 5.0%, and 5.4%, in 1999, 1998, and 1997, respectively. General and administrative expenses for 1999 remained about the same as 1998. The Company recorded $979,000 for its Incentive Compensation Program based upon the company's fiscal year 1999 performance, and $900,000 for the reversal of its MICA sanitary landfill litigation accrual. Management considered the facts and circumstances surrounding the MICA sanitary landfill and Company's waste disposal at the MICA landfill and determined that an accrual was no longer needed, as of the quarter ended April 3, 1999. Accordingly, management reversed its accrual of $900,000 in the third quarter of fiscal 1999. The decrease in 1998 was due primarily to decreased expenditures for compensation, taxes, travel, and various other operating expenses. The decrease in compensation expense relates primarily to the departure of one of the Company's officers at the end of fiscal year 1997.

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

/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
Seattle, Washington
August 27, 1999



CONSOLIDATED BALANCE SHEETS

(In thousands)                                                July 3, 1999   June 27, 1998
------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                         $  1,866       $   288
Trade receivables, less allowance
for doubtful

   Accounts of $542 and $885                                        31,285        23,103
Inventories                                                         24,896        24,723
Real estate held for sale                                            1,988         2,134
Deferred income tax asset, net                                       1,033         1,681
Customer tooling                                                     2,449         4,855
Other                                                                6,720         3,127
------------------------------------------------------------------------------------------
Total current assets                                                70,237        59,911
------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT-AT                                   102,681       103,551
COST
   Less accumulated depreciation                                    78,159        73,621
------------------------------------------------------------------------------------------
Total property, plant and equipment                                 24,522        29,930
------------------------------------------------------------------------------------------

OTHER ASSETS:
Deferred income tax asset, net                                       3,604         4,198
Other (net of accumulated amortization of                            1,436         1,770
$433 and $170)
Goodwill (net of accumulated amortization                            1,148         1,276
of $639 and $511)
------------------------------------------------------------------------------------------
                                                                  $100,947       $97,085
------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term                                        $2,105        $2,105
obligations
Accounts payable                                                    18,720        15,525
Accrued compensation and vacation                                    3,269         2,750
Accrued taxes other than income                                      1,099         1,558
taxes
Interest payable                                                        27           132
Other                                                                3,227         3,257
------------------------------------------------------------------------------------------
Total current liabilities                                           28,447        25,327
------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
Long-term obligations, less current                                 20,596        22,898
portion
------------------------------------------------------------------------------------------
Total long-term liabilities                                         20,596        22,898
------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTES 5,6,
AND 10)

SHAREHOLDERS' EQUITY
Common stock, no par value, authorized
25,000 shares;
  issued and outstanding 9,631                                      38,273        38,273
shares
Retained earnings                                                   13,386        10,342
Accumulated other comprehensive                                        245           245
income
------------------------------------------------------------------------------------------
Total shareholders' equity                                          51,904        48,860
------------------------------------------------------------------------------------------
                                                                  $100,947       $97,085
------------------------------------------------------------------------------------------

See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Years Ended
(In thousands, except per share                     July 3,      June 27,     June 28,
amounts)                                              1999           1998        1997
----------------------------------------------------------------------------------------

NET SALES                                           $178,304     $170,050      $184,927
Cost of sales                                        150,284      147,541       158,617
----------------------------------------------------------------------------------------
GROSS PROFIT ON SALES                                 28,020       22,509        26,310
OPERATING EXPENSES:
Research, development and                              4,879        4,579         5,164
engineering
Selling                                                9,341        8,291         8,216
General and administrative                             8,648        8,465         9,965
Provision for restructuring                                -            -         1,108
----------------------------------------------------------------------------------------
OPERATING INCOME                                       5,152        1,174         1,857
INTEREST EXPENSE                                       1,887        2,108         2,328
OTHER INCOME                                          (1,480)        (204)       (1,901)
----------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY    4,745         (730)        1,430
ITEM
INCOME TAX PROVISION                                   1,701          156           862
----------------------------------------------------------------------------------------
Income (loss) before extraordinary                     3,044         (886)          568
item
Extraordinary item: extinguishment
of debt, net of
Applicable income taxes of $127                            0            0           246
NET INCOME (LOSS)                                     $3,044        ($886)         $322
----------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE:
Earnings (loss) per common share before
extraordinary item:
Earnings per common share _ basic                      $0.32       ($0.09)        $0.06
                                                       $0.31       ($0.09)        $0.06
- diluted
Earnings per share after
extraordinary item:
Earnings per common share _ basic                      $0.32       ($0.09)        $0.03
                                                       $0.31       ($0.09)        $0.03
- diluted
Weighted average shares outstanding                    9,631        9,626         8,895
Diluted shares outstanding                             9,786        9,626         9,525
----------------------------------------------------------------------------------------
See notes to consolidated financial
statements


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                              Accumulated
                                                                    Other
                                     Common Stock  Retained Comprehensive
(In thousands)                       Share  Amount  Earnings       Income         Total
------------------------------------------------------------------------------------------
BALANCES, JUNE 29, 1996              8,534  $38,142  $10,906         $428       $49,476
------------------------------------------------------------------------------------------
Comprehensive income:
     Net income _ 1997                                   322                        322
     Other comprehensive income:
            Foreign currency                                           (4)           (4)
translation
Total comprehensive income                                                          318

Issuance of restricted stock         1,070        -                                   -
Issuance of stock under stock            7       23                                  23
options
------------------------------------------------------------------------------------------
BALANCES, JUNE 28, 1997               9,611 $38,165  $11,228         $424       $49,817
------------------------------------------------------------------------------------------
Comprehensive income:
     Net loss _ 1998                                    (886)                      (886)
     Other comprehensive income:
            Foreign currency                                         (179)         (179)
translation
Total comprehensive income                                                       (1,065)
Issuance of stock                       20      108                                 108
------------------------------------------------------------------------------------------
BALANCES, JUNE 27, 1998               9,631 $38,273  $10,342         $245
$48,860
------------------------------------------------------------------------------------------
Comprehensive income:
     Net income _ 1999                                 3,044                      3,044
------------------------------------------------------------------------------------------
BALANCES, JULY 3, 1999                9,631 $38,273  $13,386         $245       $51,904
------------------------------------------------------------------------------------------

See notes to consolidated financial
statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Years Ended
(In thousands)                                      July 3,      June 27,       June 28,
                                                      1999           1998          1997
------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS:
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net income (loss)                                      $3,044        ($886)         $322

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO CASH
PROVIDED (USED) BY OPERATING
ACTIVITIES:
Depreciation and amortization                           6,882        9,577         8,903
Provision for restructuring of                              -            -         1,108
business line
Provision for obsolete inventory                        1,674        1,850         1,953
Provision for doubtful receivables                        334           75            10
Provision for warranty                                  1,269        1,477         1,290
Provision for litigation                                 (900)           -             -
Gain on disposal of assets                             (1,263)        (244)         (267)
Deferred income tax provision                             836         (578)          205
CHANGES IN OPERATING ASSETS AND
LIABILITIES:
Trade receivables                                      (8,516)       3,811        (3,641)
Inventories                                            (1,847)      (4,142)         (368)
Customer tooling                                        2,406       (1,839)       (3,380)
Other assets                                           (1,951)      (1,083)         (480)
Accounts payable                                        3,195        1,206        (1,258)
Employee compensation and accrued                         519         (283)           97
vacation
Other liabilities                                      (1,457)      (1,127)       (3,756)
------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                   4,225        7,814           738
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of property and equipment                     (2,288)      (7,096)       (9,635)
Proceeds from sale of property and                      1,043           80         1,131
equipment
------------------------------------------------------------------------------------------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES           (1,245)      (7,016)       (8,504)
------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Payment of financing costs                                  -          (44)         (811)
Proceeds from issuance of common                            -          108            23
stock
Proceeds from long-term obligations                         -        3,047        26,845
Payments on long-term obligations                      (1,402)      (6,433)      (18,044)
------------------------------------------------------------------------------------------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES           (1,402)      (3,322)        8,013
------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     -            -            (4)
------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH                    1,578       (2,524)          243
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              288        2,812         2,569
CASH AND CASH EQUIVALENTS, END OF YEAR                 $1,866         $288        $2,812
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

2.  INVENTORIES

Components of inventories                                 July 3,   June 27,
were as follows:                                             1999       1998
-----------------------------------------------------------------------------
                                                           (in thousands)

           Finished goods                                $13,008     $11,802
           Work-in-process                                 2,134       3,106
           Raw materials                                  12,820      12,554
           Reserve for obsolescence                       (3,066)     (2,739)
-----------------------------------------------------------------------------
                                                         $24,896     $24,723
=============================================================================

Cost of sales includes charges of $1.7 million, $1.9 million, and $2.0 million resulting from reduction of inventories to estimated realizable value in 1999, 1998, and 1997, respectively.

3.   PROPERTY, PLANT AND EQUIPMENT
                                                           July 3,   June 27,
                                                              1999       1998
           Classification       Life (in
                                  years)                     (in thousands)
-----------------------------------------------------------------------------
           Land                                             $2,486     $2,486
           Buildings and        3 to 30                     16,795     16,740
           improvements
           Equipment            1 to 10                     69,821     70,673
           Furniture and        3 to  5                     13,579     13,652
           fixtures
-----------------------------------------------------------------------------
                                                          $102,681   $103,551
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

Long-term obligations consist of:
                            July 3,                  June 27,
                               1999                      1998
-------------------------------------------------------------
                                      (in thousands)
Note payable                 $5,559                    $8,332
Revolving loan               16,524                    15,153
Litigation reserve                -                       900
(Note 10)
Deferred compensation           618                       618
obligation
--------------------------------------------------------------
Total long-term              22,701                    25,003
obligations
Less current portion         (2,105)                   (2,105)
                            $20,596                   $22,898
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

Fiscal Years Ending                              (in thousands)
--------------------------------------------------------------

2000                                                    2,105
2001                                                    2,105
2002                                                   18,187
2003                                                      105
2004                                                      105
Future Years                                               94
--------------------------------------------------------------
Total                                                 $22,701
==============================================================

6.  LEASES

The Company has operating leases for certain equipment and production facilities which expire over periods from one to six years. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more at July 3, 1999, are summarized as follows:

Fiscal Years Ending                             (in thousands)
--------------------------------------------------------------

2000                                                    2,781
2001                                                    2,437
2002                                                      946
2003                                                       26
--------------------------------------------------------------
                  Total minimum lease payments         $6,190
==============================================================


Rental expenses under operating leases were $2,313,000, $1,797,000, and $1,892,000 in 1999, 1998 and 1997, respectively.

7.   INCOME TAXES

 Income taxes consist of the following:

                                          1999        1998         1997
-----------------------------------------------------------------------
Current income taxes:
        Federal                          $(94)        $244          $68
        Foreign                           513          449          531
        State                              40           41           58
-----------------------------------------------------------------------
                                          459          734          657
Deferred income taxes:
        Federal                           879         (517)         225
        Foreign                             -          (16)          (1)
        State                             (43)         (45)         (19)
-----------------------------------------------------------------------
                                          836         (578)         205
Change in valuation
llowance                                  406
-----------------------------------------------------------------------
Total income taxes                     $1,701         $156         $862
=======================================================================

The Company's effective tax rate differs from the federal tax rate as follows:

                                  Year Ended
                                     July 3,      June 27,     June 28,
                                        1999          1998         1997
-----------------------------------------------------------------------
                                               (in thousands)
Federal income tax provision
benefit) at statutory rates           $1,613        $(248)         359

Effect of foreign income
loss) at statutory rates                (815)         (65)         279

Permanent differences:
      Life insurance premiums             30           33           33
      Other                              (46)           3         (339)

Foreign tax provision
benefit) at Foreign statutory rate       513          481           91

Change in valuation allowance            406            -            -

Adjustment for effect of beneficial
 tax rate On foreign manufacturing         -          (48)         439
(income) loss
-----------------------------------------------------------------------
Income tax provision                  $1,701         $156         $862
=======================================================================

In 1998, foreign income decreased the Company's effective income tax rate, because such income is taxed at a lower rate than U.S. income. In 1997, foreign losses increased the Company's effective income tax rate, because such losses are not deductible for U.S. income tax purposes. The domestic and foreign components of income (loss) before income taxes were:

                                  Year Ended
                                     July 3,     June 27,     June 28,
                                       1999          1998         1997
-----------------------------------------------------------------------
                                                (in thousands)

Domestic                                $3,551    $(3,136)        $674
Foreign                                  1,194      2,406          756
-----------------------------------------------------------------------
Income (loss) before income taxes       $4,745      ($730)      $1,430
=======================================================================

Deferred income taxes result from temporary differences in the timing of recognition of revenue and expenses. Deferred income tax assets and liabilities consist of the following at:

                                                  July 3,     June 27,
                                                     1999         1998
-----------------------------------------------------------------------
                                                     (in thousands)
-----------------------------------------------------------------------
Allowance for doubtful
accounts                                      $  132     $  328

Inventory
                                               1,450      1,540
Vacation accrual
                                                 401        429
Self insurance accrual
                                                 118        195
Warranty accrual
                                                 246        226
State deferred asset
                                                 250        207
Other
                                                 444        993
Current deferred income
tax assets                                     3,041      3,918

Current portion of valuation allowance        (2,008)    (2,237)

Current deferred income tax assets net of
valuation allowance                            1,033      1,681

Litigation accrual                                 -        306

Deferred compensation                            210        210

Depreciation and
amortization                                     627        518

Net operating loss
carryforwards                                  9,094      8,674

Tax credit carryforwards                         680        725

Other                                              -        137

Noncurrent deferred income tax
assets                                        10,611     10,570

Valuation allowance net of                    (7,007)    (6,372)
current portion

Noncurrent deferred income tax assets net of  $3,604     $4,198
valuation allowance
-----------------------------------------------------------------------

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

FOLLOWING IS A SUMMARY OF ALL PLAN
ACTIVITY:
                                                                        Weighted
                                                       Number            Average
                               Price Range         Of Options     Exercise Price
--------------------------------------------------------------------------------
Outstanding, June 29, 1996    $3.56 to $16.25        3,324,528             $6.53
--------------------------------------------------------------------------------
Granted during 1997           $5.50 to $ 7.13          477,800             $5.64
Options exercised             $4.50 to $ 4.69           (6,400)            $4.51
Expired or canceled           $4.50 to $16.25       (2,542,369)            $4.69
--------------------------------------------------------------------------------
Outstanding, June 28, 1997    $3.56 to $16.25        1,253,559             $9.93
--------------------------------------------------------------------------------
Granted during 199            $2.75 to $ 5.00          763,500             $3.83
Expired or canceled           $5.63 to $16.25         (404,366)           $12.84
--------------------------------------------------------------------------------
Outstanding, June 27, 199     $2.75 to $16.25        1,612,693             $6.31
--------------------------------------------------------------------------------
Granted during 1999           $2.75 to $ 5.56          212,500             $2.88
Expired or canceled           $2.75 to $16.25         (134,177)            $7.39
--------------------------------------------------------------------------------
Outstanding, July 3, 1999     $2.75 to $16.25        1,691,016             $5.79
--------------------------------------------------------------------------------

Additional information regarding options outstanding as of July 3, 1999, is as follows:


                                      Options                 Options
                                  Outstanding               Exercisable
                                     Weighted
                                         Avg.     Weighted                   Weighted
                                    Remaining         Avg.                       Avg.
Range of              Number      Contractual     Exercise       Number      Exercise
Exercise            Outstanding     Life (yrs.)    Price       Exercisable      Price
Prices
------------------------------------------------------------------------------------
$ 2.75 - $ 4.13      544,380           8.5         $2.79         198,880      $ 2.77
$ 4.14 - $ 6.20      713,360           7.7          5.18         458,610        5.37
$ 6.21 - $ 9.12      227,856           5.6          8.06         227,856        8.06
$ 9.33 - $13.99      114,420           1.3         11.06         114,420       11.06
$14.00 - $16.25       91,000           6.1         16.25          91,000       16.25
------------------------------------------------------------------------------------
$ 2.75 - $16.25    1,691,016           7.7         $5.79       1,090,766      $ 6.96
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

11.  OTHER INCOME

Other income consists of:
                                                    Year Ended
                                            July 3,   June 27,  June 28,
                                               1999       1998      1997
-------------------------------------------------------------------------
                                                   (in thousands)

Insurance recovery, net of legal costs        $   -      $   -     $1,495
Gain on sale of real estate - Ireland           775
Other                                           706        204        406
-------------------------------------------------------------------------
Total                                        $1,481       $204     $1,901
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

(in thousands)                         Domestic Internationl      Total
------------------------------------------------------------------------
1999
Sales to external customers            $102,872     $75,432    $178,304
Long-lived assets                       $23,433      $1,089     $24,522
------------------------------------------------------------------------
1998
Sales to external customers             $99,123     $70,927    $170,050
Long-lived assets                       $28,364      $1,566     $29,930
------------------------------------------------------------------------
1997
Sales to external customers            $106,696     $78,231    $184,927
Long-lived assets                       $30,212      $1,808     $32,020
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

13.  SUPPLEMENTAL CASH FLOW AND NON-CASH INFORMATION

                                                    Year Ended
                                            July 3,   June 27,  June 28,
                                               1999       1998      1997
------------------------------------------------------------------------
                                                   (in thousands)
Interest payments                            $1,892     $2,142    $2,414
Income tax payments                              50        104       847
Note received for sale of Ireland            $1,479     $    -    $    -
property (see Note 11)
------------------------------------------------------------------------

14.  QUARTERLY FINANCIAL DATA
(Unaudited)
                                           Year Ended July 3,
                                                         1999
-----------------------------------------------------------------------
                                   First    Second     Third     Fourth
                                   quarter quarter   Quarter    quarter
-----------------------------------------------------------------------
                                      (in thousands, except per share
                                                 amounts)
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


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Seattle, Washington
September 28, 1999

                                    PART IV

SCHEDULE II

                         KEY TRONIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                             FISCAL YEARS ENDED JULY 3, 1999
                             JUNE 27, 1998 AND JUNE 28, 1997

                                                    1999        1998        1997

Allowance for Obsolete Inventory

Balance at beginning of year                    $2,739,390  $2,937,609  $4,322,071
Provision charged to income                      1,673,574   1,850,199   1,953,331

Dispositions                                    (1,347,063) (2,048,418) (3,337,793)
-----------------------------------------------------------------------------------
Balance at end of year                          $3,065,901  $2,739,390  $2,937,609

Allowance for Doubtful Accounts

Balance at beginning of year                      $885,042    $905,129    $932,237
Provision charged to income                        333,873          75           -
Write-offs and reinstatements                     (676,485)    (20,162)    (27,108)
                                               -----------   ---------   ---------
Balance at end of year                            $542,430    $885,042    $905,129

Reserve for Litigation

Balance at beginning of year                      $900,000    $900,000    $969,143
Cost incurred-net of recoveries                   (900,000)          -     (69,143)
                                               -----------   ---------   ---------
Balance at end of year                           $       -    $900,000    $900,000

Accrued Warranty Costs

Balance at beginning of year                      $664,379    $576,201    $437,207
Provision charged to income                      1,269,096   1,476,796   1,290,236
Costs incurred                                  (1,209,591) (1,388,618) (1,151,242)
-----------------------------------------------------------------------------------
Balance at end of year                            $723,884    $664,379    $576,201

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