Form 10-K/A
period 1996-06-29
KEY TRONIC CORP
filed 1999-10-21
CIK 719733

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

EMPLOYEES

As of September 7, 1999, the Company had approximately 1,981 employees compared to 2,685 on August 17, 1998. The number of employees was reduced as a result of restructuring, following the downsizing of domestic operations and the shifting of production to more efficient facilities in Mexico and China. Management considers its employee relations to be excellent. Only the Company employees in Ireland are represented by a union. The Company has never experienced any material interruption of production due to labor disputes.

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

(23) Independent Auditors' Consent and Report on Financial Statement Schedule

INDEPENDENT ACCOUNTANTS' CONSENT AND REPORT ON FINANCIAL STATEMENT SCHEDULE

We consent to the incorporation by reference in Registration Statement No. 333-70917 on Form 5-8 of our report dated August 27, 1999, appearing in this Annual Report on Form 10-K/A of Key Tronic Corporation and subsidiaries (the Company) for the year ended July 3, 1999.

We have audited the consolidated financial statements of the Company as of July 3, 1999, and June 27, 1998, and for each of the three years in the period ended July 3, 1999, and have issued our report thereon dated August 27, 1999; such report is included elsewhere in this Form I 0-K/A. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14(A). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Seattle, Washington
October 1, 1999
                                    PART IV

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