Form 10-Q
period 1999-10-02
KEY TRONIC CORP
filed 1999-11-15
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended October 2, 1999                        Commission File Number
                                                              Number 0-11559


                             KEY TRONIC CORPORATION

Washington                                                     91-0849125
(State of Incorporation)                                    (I.R.S. Employer
                                                          Identification Number)

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

     At October 4, 1999, 9,634,830 shares of Common Stock, no par value (the only class of common stock), were outstanding.

                             KEY TRONIC CORPORATION

                                     Index

                                                                        Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

            Consolidated Balance Sheets - October 2, 1999 (Unaudited)
            and July 3, 1999                                               3-4

            Consolidated Statements of Income (Unaudited)
             First Quarters Ended October 2, 1999 and September 26, 1998     5

            Consolidated Statements of Cash Flows (Unaudited)
             First Quarters Ended October 2, 1999 and September 26, 1998     6

            Notes to Consolidated Financial Statements (Unaudited)         7-8

Item 2.     Management's Discussion and Analysis of the Financial
               Condition and Results of Operations                        8-12

PART II.    OTHER INFORMATION:

Item 1.     Legal Proceedings                                               13

Item 4.     Submission of Matters to a Vote of Security Holders             13

Item 5.     Other Events                                                    13

Item 6.     Exhibits and Reports on Form 8-K                                13

SIGNATURES                                                                  13

                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                        October 2,             July 3,
                                              1999                1999
----------------------------------------------------------------------
                                       (Unaudited)
ASSETS

Current assets:

Cash and cash equivalents                   $1,599              $1,866
Trade receivables, less allowance for
doubtful Accounts of $551 and $542          34,295              31,285
Inventories                                 26,217              24,896
Real estate held for sale                    1,952               1,988
Deferred income tax asset - current,           710               1,033
net
Customer tooling                             2,698               2,449
Other                                        5,808               6,720
----------------------------------------------------------------------

   Total current assets                    $73,279              70,237

Property, plant and equipment - at         102,378             102,681
cost Less accumulated depreciation          78,994              78,159

----------------------------------------------------------------------

     Total property, plant and              23,384              24,522
equipment

Other assets:

Deferred income tax asset, net               3,645               3,604
Other (net of accumulated
amortization of $645 and $540)               1,385               1,436
Goodwill (net of accumulated
amortization of $671 and $639)               1,116               1,148
----------------------------------------------------------------------

                                          $102,809            $100,947
======================================================================

See accompanying notes to consolidated financial statements.

                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (continued, in thousands)

                                       October 2,             July 3,
                                             1999                1999
----------------------------------------------------------------------
                                      (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Current portion of long-term
obligations                                $2,379              $2,105
Accounts payable                           17,730              18,720
Accrued compensation and vacation           2,583               3,269
Accrued taxes other than income taxes       1,023               1,099
Interest payable                               41                  27
Other                                       2,386               3,227
----------------------------------------------------------------------

    Total current liabilities              26,142              28,447

Long-term obligations, less current        24,540              20,596
portion

Commitments and contingencies (Note 2)

Shareholders' equity:

Common stock, no par value,
 authorized 25,000 shares;
 issued and outstanding
 9,635 and 9,631 shares                    38,286              38,273
Retained earnings                          13,596              13,386
Accumulated other comprehensive
income                                        245                 245
----------------------------------------------------------------------

  Total shareholders' equity               52,127              51,904

                                         $102,809            $100,947
======================================================================
See accompanying notes to consolidated financial statements.

                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                               First Quarters Ended
                                      October 2,             September 26,
                                            1999                    1998
-------------------------------------------------------------------------
                                   (in thousands, except per share amounts)

Net sales                                 $41,775                $42,304
Cost of sales                              35,807                 35,308
-------------------------------------------------------------------------

Gross profit on sales                       5,968                  6,996
Operating expenses:
Research, development and engineering         880                  1,494
Selling                                     2,183                  2,191
General and administrative                  2,243                  2,068
-------------------------------------------------------------------------

Operating income                              662                  1,243

Interest expense                              495                    528
Other income                                 (118)                   (56)
-------------------------------------------------------------------------

Earnings before income tax provision          285                    771

Income tax provision                           75                    278

Net income                                   $210                   $493

=========================================================================

Earnings per share:

Earnings per common share - basic           $0.02                  $0.05

Earnings per common share - diluted         $0.02                  $0.05

Weighted average shares outstanding         9,633                  9,631
Diluted shares outstanding                  9,935                  9,631

See accompanying notes to consolidated financial statements.

                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                            First Quarters Ended
                                         October 2,   September 26,
                                               1999            1998
                                               (in thousands)

Increase (decrease) in cash and cash
equivalents:
Cash flows from operating activities:
 Net income                                    $210            $493
Adjustments to reconcile net income to
 Cash provided by operating activities:
  Depreciation and amortization               1,678           1,947
  Provision for obsolete inventory             (210)            575
  Provision for doubtful receivables             25              78
  Provision for warranty                        (50)            328
  Gain on disposal of property and              (25)              0
equipment
  Deferred income tax asset                     282             123
Changes in operating assets and
liabilities:
  Trade receivables                          (3,036)         (3,238)

  Inventories                                (1,111)            111

  Customer tooling                             (249)          1,864
  Other assets                                  921          (1,061)
  Accounts payable                             (990)            623
  Employee compensation and accrued
vacation                                       (686)           (464)
  Other liabilities                            (854)            372
-------------------------------------------------------------------------
Cash provided (used) by operating
activities                                   (4,095)          1,751

Cash flows from investing activities:
  Proceeds from sale of property and
equip.                                           33               0
  Purchase of property and equipment           (437)           (374)
-------------------------------------------------------------------------
Cash used in investing activities              (404)           (374)

Cash flows from financing activities:
  Proceeds from issuance of common stock         13               0
  Proceeds from long-term obligations         4,782               0
  Payments on long-term obligations            (563)         (1,497)
-------------------------------------------------------------------------
Cash provided (used) by financing             4,232          (1,497)
activities

Net decrease in cash and cash
equivalents                                    (267)           (120)

Cash and cash equivalents, beginning of
period                                        1,866             288
-------------------------------------------------------------------------
Cash and cash equivalents, end of
period                                       $1,599            $168
=========================================================================

See accompanying notes to consolidated financial statements.

                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments of a normal and recurring nature necessary for a fair presentation of results of operations for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended July 3, 1999.

1.  INVENTORIES

Components of inventories were as follows:

                                     October 2,                   July 3,
                                        1999                         1999
-------------------------------------------------------------------------
                                                (in thousands)

Finished goods                           $10,872                  $13,008
Work-in-process                            2,853                    2,134
Raw materials and supplies                15,316                   12,820
Reserve for obsolescence                  (2,824)                  (3,066)
-------------------------------------------------------------------------
                                         $26,217                  $24,896
=========================================================================


2.  COMMITMENTS

The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $565,000 at October 2, 1999.

3.   LONG-TERM OBLIGATIONS

Long-term obligations consist of:
                                      October 2,                  July 3,
                                            1999                     1999
-------------------------------------------------------------------------
                                                  (in thousands)

Note payable _ GECC                       $4,996                   $5,559
Revolving line                            20,781                   16,524
Other                                        524                        0
Deferred compensation obligation             618                      618
-------------------------------------------------------------------------
                                         $26,919                  $22,701
Less current portion                      (2,379)                  (2,105)
-------------------------------------------------------------------------
                                         $24,540                  $20,596
-------------------------------------------------------------------------


4.    SUPPLEMENTAL CASH FLOW INFORMATION


                                                 First Quarter Ended
-------------------------------------------------------------------------
                                        October 2,       September 26, 1998
                                              1999
                                                 (in thousands)

 Interest payments                        $481                    $532
 Income tax payments                        57                     175

5.    INCOME TAXES

The income tax provisions were $75,000 for the first quarter of fiscal 2000 and $278,000 for the first fiscal quarter of 1999. $207,000 of benefit contained in the fiscal 2000 provision relates to losses of foreign subsidiaries. $132,000 of expenses in the fiscal 1999 provision relates to taxes on earnings. The Company has tax loss carryforwards of approximately $26.7 million that expire in varying amounts in the years 2006 through 2019.

6.    ADOPTION OF FINANCIAL ACCOUNTING STANDARDS NO. 128

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

There are no adjustments to the income available to common shareholders for the first quarters ended October 2, 1999 and September 26, 1998. The following table presents the Company's calculations of weighted average shares (number of shares):

                                      Adjustments For
For The Quarters     Weighted Avg.    Potential Common       Total
Ended:                  Shares             Shares
-------------------------------------------------------------------------

October 2, 1999        9,634,830          301,817          9,935,047

September 26, 1998     9,630,830                0          9,630,830

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements in addition to historical information. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to those outlined in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risks and Uncertainties that May Affect Future Results." Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Operating activities used $4.1 million of cash during the first quarter of fiscal 2000 versus $1.8 million of cash provided by operating activities during the same period of the prior year. This change in available cash is due primarily to increased inventories to support anticipated sales that did not materialize in the quarter and decreased accounts payable.

During the first quarters of fiscal 1999 and 2000, $0.4 million was spent in capital additions each quarter. The Company anticipates capital expenditures of approximately $4.1 million through the remainder of the current fiscal year ending July 1, 2000. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS, pages 11-12. Capital expenditures are expected to be financed with internally generated funds.

On December 31, 1996, the Company entered into a secured financing agreement with General Electric Capital Corporation (GECC). This agreement contains a term note for up to $11 million and a revolving loan for up to $30 million. During the second quarter of fiscal year 1998, the Company entered into an operating lease agreement with GECC, which reduced the borrowing limit on the revolving loan by $4.2 million. The revolving loan agreement and the term note are secured by the assets of the Company. The agreement contains financial covenants that relate to maximum capital expenditures, minimum debt service coverage, minimum earnings before interest expense, income tax, depreciation, and amortization, and maximum leverage percentages. In addition to these financial covenants, the financing agreement restricts investments, disposition of assets, and payment of dividends. At October 2, 1999 and July 3, 1999, the Company was in compliance with all debt covenants.

The term note is payable in quarterly installments of principal, each in the amount of $500,000 commencing in March 1998 and maturing in December 2002. In addition to these scheduled payments, the Company is also paying $21,000 per month against the term note to GECC under a separate agreement with GECC resulting from the Company's lease of its Cheney facility. If debt service coverage is greater than 1.4, this note bears interest at one and three-quarters percent (1.75%) in excess of the applicable London Interbank Offered Rate (LIBOR). If debt service coverage is less than or equal to 1.4, this note bears interest at two percent (2.00%) in excess of the applicable LIBOR rate. At October 2, 1999, the applicable LIBOR rate was 5.38%, and the applicable interest rate was 7.13%.

The revolving loan with GECC is renewable and covers an initial period of five years expiring on December 31, 2001. If debt service coverage is greater than 1.4, the applicable interest rate is one and one-half percent (1.5%) in excess of the applicable LIBOR rate. If debt service coverage is less than or equal to 1.4, the applicable interest rate is one and three-quarters percent (1.75%) in excess of the applicable LIBOR rate. At October 2, 1999, the applicable LIBOR rate was 5.38%, and the applicable interest rate was 6.88%. At October 2, 1999, approximately $5.0 million was available for use under the revolving loan. The Company is required to pay fees of three and three-quarters of one percent (.375%) on the unused revolving loan balance.

The revolving loan balance has increased $4.2 million since the Company's fiscal year end at July 3, 1999. This increase can be attributed primarily to increased inventories and accounts receivable and decreased accounts payable.

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

The Company has an internal committee made up of representatives from seven strategic areas that have been dedicated to the Year 2000 issue, and the committee met on a regular basis to discuss the Company's progress on any remaining projects that were considered potential problem areas. The Company started its Y2000 readiness program in 1993 with the upgrade of its business systems. Total budgeted cost associated with this upgrade was $500,000 and this project was completed as scheduled in 1993. Other costs associated with upgrades of PC's and other communication equipment, security systems, software, facilities, and equipment was budgeted at less than $1.5 million. The costs have been expensed as incurred over fiscal years 2000, 1999, 1998 and 1997. The committee, at this time, has determined that its readiness programs are virtually complete.

The Company contacted all suppliers by survey regarding their year 2000 readiness several months ago. All suppliers responded to the survey, but not all of the responses were sufficient to confirm their readiness, so the committee requested test data from some of the Company's suppliers and has reviewed some of the Company's more critical suppliers in order to confirm their compliance. The Company has also communicated with its banks and other external agencies that provide critical services to the company. Assurances and documentation have been received to indicate full compliance. Production and test equipment as well as production facilities have been evaluated for compliance and, at this time, are considered to be compliant. These statistics include the Company's foreign subsidiaries. Any embedded systems have been identified and remediated as a part of the production facilities evaluation.

The Company believes that completed modifications and conversions of its internal systems and equipment allow it to be Year 2000 compliant. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. There can also be no assurance that contingency plans will mitigate the effects of any non-compliance. It is believed that the most reasonably likely worst case scenario for Year 2000 non-compliance to the Company will be that the supply of goods and services by third parties to the Company would be interrupted or delayed resulting in interruption or delay in the Company's manufacture of products.
All interruptions or delays could interfere with the Company's ability to make shipments and therefore impact sales and cash flows. As of October 2, 1999, the Company's Year 2000 committee has discussed and evaluated contingency plans in the event that outside firms fail to mitigate their Year 2000 compliance issues and has determined that there are sufficient plans in place to cover the Company's operations should this occur.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's major market risk relates to its secured debt. A portion of the Company's accounts receivable and inventories are used as collateral for its term and revolving debt. The interest rates applicable to the Company's debt fluctuate with the London Interbank Offered Rate (LIBOR). Over the past fiscal quarter the highest LIBOR rate was 5.38% at October 2, 1999. LIBOR rates fluctuate on a daily basis.

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

NET SALES

Net sales for the fiscal 2000 first quarter, which ended October 2, 1999, were $41.8 million compared to $42.3 million for the first quarter of the previous year. The slight decrease in revenue is a result of decreased keyboard sales volume and average selling prices. Keyboard shipments decreased 12.8% from the first quarter of the prior year while the average selling price decreased approximately 8.9%. The decrease in units shipped is due primarily to decreased customer orders. The decrease in average selling price is due primarily to the sale of new lower cost products by competitors. The decrease in keyboard revenues was offset in part by the increase in contract manufacturing/contract design (CM/CD) revenue. CM/CD sales accounted for 45.9% of total revenue in the first quarter versus 15.7% in the first quarter of the prior year.

COST OF SALES

Cost of sales were 85.7% of revenue in the first quarter of 2000 compared to 83.5% for the first quarter of 1999. The cost of sales percentage increased in part as a result of lower sales volume. The Company continues to emphasize cost reduction whenever feasible by increasing capacity in its Juarez, Mexico facility. This facility was expanded during fiscal 1997 to increase available manufacturing and molding capacity. Continued emphasis was placed on material cost reductions through negotiations with major suppliers, as well as, changes to product designs that were conducive to lower costs.

During fiscal 1999 much of the Company's keyboard products were produced by a subcontractor in mainland China. It is anticipated that over half of the keyboard production for fiscal 2000 will be in China. The Company continues to use its facility in Mexico to increase available capacity for new and existing CM/CD products. This facility, in conjunction with a newly organized subsidiary in Shanghai, China, which began activity in the third quarter of fiscal 1999, will enable the Company to increase its presence in this growing market.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses were $.9 million in the first quarter of fiscal 2000 and $1.5 million for the same period of fiscal 1999. As a percentage of sales, R, D & E expenditures were 2.1% in the first quarter of 2000 compared to 3.5% in the first quarter of 1999. The decrease in spending is primarily due to project delays and cost controls during the first quarter of fiscal 2000.

SELLING EXPENSES

Selling expenses in dollars and as a percentage of revenue remain fairly consistent. Selling expenses were $2.2 million in the first quarter of fiscal 2000 and fiscal 1999. Selling expenses as a percentage of revenue were 5.2% for the first quarter of both fiscal years.

GENERAL AND ADMINISTRATIVE

General and administrative expenses in dollars remained fairly consistent.
These expenses were $2.2 million in the first fiscal quarter of 2000 compared to $2.1 million in the first quarter of 1999. As a percent of revenue, G&A expenses were 5.4% in the first quarter compared to 4.9% during the first quarter of the prior year

INTEREST

Interest expense was $495,000 in the first quarter of 2000 compared to $528,000 for the first quarter of 1999. The level of long-term debt has decreased due to scheduled term loan payments and the revolving line has increased. This term debt carries a higher interest rate than the revolving debt, resulting in a minor reduction in interest expense.

INCOME TAXES

The income tax provisions were $75,000 for the first quarter of fiscal 2000 and $278,000 for the first fiscal quarter of 1999. $207,000 of benefit contained in the fiscal 2000 provision relates to losses of foreign subsidiaries. $132,000 of expenses in the fiscal 1999 provision relates to taxes on earnings. The Company has tax loss carryforwards of approximately $26.7 million that expire in varying amounts in the years 2006 through 2019.

ESOP

No contributions to the Employee Stock Ownership Plan (ESOP) were made during the first quarter of fiscal years 2000 and 1999.

BACKLOG

The Company's backlog at the end of the first fiscal quarter of 2000 was $11.5 million compared to $11.2 million at the end of the 1999 fiscal year and $14.5 million at the end of the first quarter of fiscal 1999. The increase in the backlog from fiscal year end is attributable in part to increased customer orders for CM/CD products.

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

Dilution and Stock Price Volatility. As of October 2, 1999, there were outstanding options and warrants for the purchase of approximately 2,000,000 shares of common stock of the Company ("Common Stock"), of which options and warrants for approximately 1,500,000 shares were vested and exercisable.
Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

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


                             KEY TRONIC CORPORATION


                 /s/ Jack W. Oehlke                         November 15, 1999
                 Jack W. Oehlke                             Date
                 (Director, President and
                  Chief Executive Officer)


                 /s/ Ronald F. Klawitter                    November 15, 1999
                 Ronald F. Klawitter                        Date
                 Principal Financial Officer


                 /s/ Keith D. Cripe                         November 15, 1999
                 Keith D. Cripe                             Date
                 Principal Accounting Officer