Form 10-Q
period 2000-01-01
KEY TRONIC CORP
filed 2000-02-15
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended January 1, 2000                         Commission File Number
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes / X /  No /   / .

     At January 12, 2000, 9,636,330 shares of Common Stock, no par value (the only class of common stock), were outstanding.

                             KEY TRONIC CORPORATION

                                     Index
                                                                               Page No.
PART I.   FINANCIAL INFORMATION:


Item 1.   Financial Statements:

            Consolidated Balance Sheets - January 1, 2000 (Unaudited) and
             July 3, 1999                                                        3-4

            Consolidated Statements of Income (Unaudited)
             Second Quarters Ended January 1, 2000 and December 26, 1998           5

            Consolidated Statements of Income (Unaudited)
             Two Quarters Ended January 1, 2000 and December 26, 1998              6

            Consolidated Statements of Cash Flows (Unaudited)
             Two  Quarters Ended January 1, 2000 and December 26, 1998             7

            Notes to Consolidated Financial Statements (Unaudited)               8-9

Item 2.     Management's Discussion and Analysis of the Financial Condition
             and Results of Operations                                         10-14

PART II.    OTHER INFORMATION:

Item 1.     Legal Proceedings                                                     14

Item 4.     Submission of Matters to a Vote of Security Holders                   14

Item 5.     Other Events                                                          14

Item 6.     Exhibits and Reports on Form 8-K                                      14

SIGNATURES                                                                        15


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                        January 1,             July 3,
                                              2000                1999
----------------------------------------------------------------------
                                      (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents                   $1,349              $1,866
Trade receivables, less allowance for
doubtful Accounts of $582 and $542          29,618              31,285
Inventories                                 25,971              24,896
Real estate held for sale                    1,915               1,988
Deferred income tax asset - current, net       765               1,033
Customer tooling                             1,389               2,449
Other                                        7,090               6,720
----------------------------------------------------------------------

   Total current assets                    $68,097              70,237

Property, plant and equipment - at cost    104,040             102,681
 Less accumulated depreciation              80,381              78,159
----------------------------------------------------------------------

  Total property, plant and                 23,659              24,522
equipment

Other assets:

Deferred income tax asset, net               3,751               3,604
Other (net of accumulated
amortization of $645 and $540)               1,334               1,436
Goodwill (net of accumulated
amortization of $671 and $639)               1,084               1,148
----------------------------------------------------------------------

                                           $97,925            $100,947
======================================================================

  See accompanying notes to consolidated financial statements.



                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (continued, in thousands)

                                       January 1,             July 3,
                                             2000                1999
----------------------------------------------------------------------
                                      (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term               $2,380              $2,105
obligations
Accounts payable                           18,116              18,720
Accrued compensation and vacation           2,122               3,269
Accrued taxes other than income taxes       1,123               1,099
Interest payable                               51                  27
Other                                       3,000               3,227
----------------------------------------------------------------------

    Total current liabilities              26,792              28,447

Long-term obligations, less current        20,839              20,596
portion


Commitments and contingencies (Note 2)

Shareholders' equity:

Common stock, no par value,
authorized 25,000 shares; issued and
outstanding 9,635 and 9,631 shares         38,286              38,273
Retained earnings                          11,763              13,386
Accumulated other comprehensive               245                 245
----------------------------------------------------------------------

  Total shareholders' equity               50,294              51,904
----------------------------------------------------------------------

                                          $97,925            $100,947
======================================================================

    See accompanying notes to consolidated financial statements.


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                              Second Quarters Ended
                                      January 1,             December 26,
                                            2000                     1998
------------------------------------------------------------------------
                                         (in thousands, except per share
                                                     amounts)
Net sales                                 $41,285                 $47,973
Cost of sales                              37,946                  40,384
------------------------------------------------------------------------

Gross profit on sales                       3,339                   7,589
Operating expenses:
Research, development and engineering         867                   1,383
Selling                                     1,595                   2,344
General and administrative                  2,244                   2,167
------------------------------------------------------------------------

Operating income                           (1,367)                  1,695

Interest expense                              492                     464
Other income                                  (39)                    (57)
--------------------------------------------------------------------------

Earnings before income tax provision       (1,820)                  1,288

Income tax provision                           13                     429

Net income                                ($1,833)                   $859
=========================================================================

Earnings per share:

Earnings per common share - basic and      ($0.19)                  $0.09
diluted


  See accompanying notes to consolidated financial statements.



                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                Two Quarters Ended
                                      January 1,             December 26,
                                            2000                     1998
------------------------------------------------------------------------
                                         (in thousands, except per share
                                                     amounts)
Net sales                                 $83,060                $90,278
Cost of sales                              73,753                 75,693
------------------------------------------------------------------------

Gross profit on sales                       9,307                 14,585
Operating expenses:
Research, development and engineering       1,747                  2,876
Selling                                     3,778                  4,536
General and administrative                  4,488                  4,235
------------------------------------------------------------------------

Operating income                             (706)                 2,938

Interest expense                              987                    992
Other income                                 (158)                  (113)
------------------------------------------------------------------------

Earnings before income tax provision       (1,535)                 2,059

Income tax provision                           88                    707

Net income                                ($1,623)                $1,352
========================================================================

Earnings per share:

Earnings per common share _ basic and      ($0.17)                 $0.14
diluted


  See accompanying notes to consolidated financial statements.


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                             Two Quarters Ended
                                         January 1,    December 26,
                                               2000            1998
-------------------------------------------------------------------
                                               (in thousands)
Increase (decrease) in cash and cash
equivalents:
Cash flows from operating activities:
 Net income                                 ($1,623)         $1,352
Adjustments to reconcile net income to
 Cash provided by operating activities:
  Depreciation and amortization               3,341           3,475

  Provision for obsolete inventory             (249)            875
  Provision for doubtful receivables             55             143
  Provision for warranty                        172             670
  Gain on disposal of property and              (27)            (10)
equipment
  Deferred income tax asset                     121             631
Changes in operating assets and
liabilities:
  Trade receivables                           1,612          (5,302)
  Inventories                                  (826)           (372)
  Customer tooling                            1,060           3,170
  Other assets                               (1,675)         (1,206)
  Accounts payable                             (604)           (219)
  Employee compensation and accrued          (1,147)             50
vacation
  Other liabilities                            (351)            483
-------------------------------------------------------------------
Cash provided (used) by operating              (141)          3,740
activities

Cash flows from investing activities:
  Proceeds from sale of property and equip.      76              10
  Purchase of property and equipment           (983)           (874)
-------------------------------------------------------------------
Cash used in investing activities              (907)           (864)

Cash flows from financing activities:
  Proceeds from issuance of common stock         13               0
  Proceeds from long-term obligations         1,644               0
  Payments on long-term obligations          (1,126)         (2,603)
-------------------------------------------------------------------
Cash provided (used) by financing               531          (2,603)
activities

Net increase (decrease) in cash and            (517)            273
cash equivalents

Cash and cash equivalents, beginning of       1,866             288
period
-------------------------------------------------------------------

Cash and cash equivalents, end of period     $1,349            $561
===================================================================

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

1.  INVENTORIES


Components of inventories were as follows:

                                     January 1,                   July 3,
                                        2000                         1999
-------------------------------------------------------------------------
                                                  (in thousands)
Finished goods                           $12,229                  $13,008
Work-in-process                            2,335                    2,134
Raw materials and supplies                13,830                   12,820
Reserve for obsolescence                  (2,423)                  (3,066)
-------------------------------------------------------------------------
                                         $25,971                  $24,896
=========================================================================


2.  COMMITMENTS

The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $496,000 at January 1, 2000.


3.   LONG-TERM OBLIGATIONS


Long-term obligations consist of:

                                     January 1,                   July 3,
                                        2000                         1999
-------------------------------------------------------------------------
                                                 (in thousands)
Note payable - GECC                       $4,433                   $5,559
Revolving line                            17,712                   16,524
Other                                        456                        0
Deferred compensation obligation             618                      618
-------------------------------------------------------------------------
                                         $23,219                  $22,701
Less current portion                      (2,380)                  (2,105)
-------------------------------------------------------------------------
                                         $20,839                  $20,596
=========================================================================



4.    SUPPLEMENTAL CASH FLOW INFORMATION


                                                Two Quarters Ended
                                         January 1,        December 26,
                                            2000                   1998
-----------------------------------------------------------------------
                                                  (in thousands)

 Interest payments                            $963             $1,018

 Income tax payments                           205                322



5.    INCOME TAXES

The income tax provisions were $13,000 for the second quarter of fiscal 2000 and $429,000 for the second fiscal quarter of 1999. The $13,000 provision for the second quarter of fiscal 2000 is the net result of both provisions and benefits on the earnings and losses of foreign subsidiaries. The Company's tax benefit associated with the domestic loss reported for the second quarter was offset by a corresponding valuation allowance. $132,000 of expenses in the second quarter of fiscal 1999 provision relates to taxes on earnings. For the six months ended January 1, 2000 and December 26, 1998, the income tax provisions were $88,000 and $707,000 respectively. Included in the six months ended January 1, 2000 provision is $ 197,000 of net benefits resulting from foreign subsidiaries' losses. Included in the six months ended December 26, 1998 is $31,000 for taxes on foreign earnings. The Company has tax loss carryforwards of approximately $26.7 million that expire in varying amounts in the years 2006 through 2019.

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

Because of the dilutive nature of outstanding options and warrants, the current quarter's loss creates an antidilutive effect. Therefore the weighted average diluted shares equals the basic weighted average shares.

There are no adjustments to the income available to common shareholders for the second quarters and two quarters ended January 1, 2000 and December 26, 1998. The following table presents the Company's calculations of weighted average shares (number of shares):


                                      Adjustments For
For The Quarters     Weighted Avg.    Potential Common       Total
Ended:                  Shares             Shares
-----------------------------------------------------------------------
January 1, 2000        9,634,830          172,992          9,807,822


December 26, 1998      9,630,830           74,357          9,705,187

For Two Quarters Ended:
-----------------------

January 1, 2000        9,634,034          226,799          9,860,833

December 26, 1998      9,630,830           27,947          9,658,777



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Operating activities used $0.1 million of cash during the first two quarters of fiscal 2000 versus $3.7 million of cash provided by operating activities during the same period of the prior year. This change in available cash is due primarily to increased inventories to support anticipated sales that did not materialize in the quarter and decreased accounts payable.

During the first two quarters of fiscal 2000, $1.0 million was spent in capital additions versus $0.9 million spent in capital additions in the same period in the previous fiscal year. The Company anticipates capital expenditures of approximately $1.2 million through the remainder of the current fiscal year ending July 1, 2000. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS, pages 11-12. Capital expenditures are expected to be financed with internally generated funds.

On December 31, 1996, the Company entered into a secured financing agreement with General Electric Capital Corporation (GECC). This agreement contains a term note for up to $11 million and a revolving loan for up to $30 million. During the second quarter of fiscal year 1998, the Company entered into an operating lease agreement with GECC, which reduced the borrowing limit on the revolving loan by $4.2 million. The revolving loan agreement and the term note are secured by the assets of the Company. The agreement contains financial covenants that relate to maximum capital expenditures, minimum debt service coverage, minimum earnings before interest expense, income tax, depreciation, and amortization, and maximum leverage percentages. In addition to these financial covenants, the financing agreement restricts investments, disposition of assets, and payment of dividends. At January 1, 2000 and July 3, 1999, the Company was in compliance with all debt covenants.

The term note is payable in quarterly installments of principal, each in the amount of $500,000 commencing in March 1998 and maturing in December 2002. In addition to these scheduled payments, the Company is also paying $21,000 per month against the term note to GECC under a separate agreement with GECC resulting from the Company's lease of its Cheney facility. If debt service coverage is greater than 1.4, this note bears interest at one and three-quarters percent (1.75%) in excess of the applicable London Interbank Offered Rate (LIBOR). If debt service coverage is less than or equal to 1.4, this note bears interest at two percent (2.00%) in excess of the applicable LIBOR rate. At January 1, 2000, the applicable LIBOR rate was 6.49%, and the applicable interest rate was 8.24%.

The revolving loan with GECC is renewable and covers an initial period of five years expiring on December 31, 2001. If debt service coverage is greater than 1.4, the applicable interest rate is one and one-half percent (1.5%) in excess of the applicable LIBOR rate. If debt service coverage is less than or equal to 1.4, the applicable interest rate is one and three-quarters percent (1.75%) in excess of the applicable LIBOR rate. At January 1, 2000, the applicable LIBOR rate was 6.48%, and the applicable interest rate was 7.98%. At January 1, 2000, approximately $8.0 million was available for use under the revolving loan. The Company is required to pay fees of three and three-quarters of one percent (.375%) on the unused revolving loan balance.

The revolving loan balance has increased $1.2 million since the Company's fiscal year end at July 3, 1999. This increase can be attributed primarily to increased inventories and decreased accounts payable.

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

The Company believes that completed modifications and conversions of its internal systems and equipment allow it to be Year 2000 compliant. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. There can also be no assurance that contingency plans will mitigate the effects of any non-compliance. It is believed that the most reasonably likely worst case scenario for Year 2000 non-compliance to the Company will be that the supply of goods and services by third parties to the Company would be interrupted or delayed resulting in interruption or delay in the Company's manufacture of products.
All interruptions or delays could interfere with the Company's ability to make shipments and therefore impact sales and cash flows. As of February 4, 2000, the Company has had no problems as a result of Year 2000, nor have we been informed of any problems experienced by our suppliers of goods or services.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's major market risk relates to its secured debt. A portion of the Company's accounts receivable and inventories are used as collateral for its term and revolving debt. The interest rates applicable to the Company's debt fluctuate with the London Interbank Offered Rate (LIBOR). Over the past fiscal quarter the highest LIBOR rate was 6.49% at January 1, 2000. LIBOR rates fluctuate on a daily basis.

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

NET SALES

Net sales for the fiscal 2000 second quarter, which ended January 1, 2000 were $41.3 million compared to $48.0 million for the second quarter of the previous year. For the six months ended January 1, 2000, sales were $83.1 million compared to $90.3 million for the same period of the previous year.

Keyboard shipments decreased 36.9% from the second quarter of the prior year while the average selling price decreased approximately 15.7%. For the six months ended January 1, 2000, unit shipments decreased approximately 32.3% over the same period of the prior year while the average selling price decreased 12.1%. The decrease in units shipped and average selling price is due primarily to our second and third tier-manufacturing customers that are losing market share to brand-name manufacturers who have cut prices dramatically. The decrease in keyboard revenues was offset in part by the increase in contract design and manufacturing (CDM) revenue. CDM sales accounted for 52.3% of total revenue in the second quarter versus 17.1% in the second quarter of the prior year. For the six months ended January 1, 2000, CDM revenue accounted for 49.0% of total revenue versus 21.1% of total revenue for the same time period of the prior fiscal year.

COST OF SALES

Cost of sales were 91.9% of revenue in the second quarter of 2000 compared to 84.2% for the second quarter of 1999. Cost of sales were 88.8% of revenue for the six months ended January 1, 2000 compared to 83.8% for the same period of the prior year. The cost of sales percentage increased in part as a result of lower sales volume and reduced prices through the Company's direct distribution channels. The Company continues to emphasize cost reduction whenever feasible by increasing capacity in its Juarez, Mexico facility. This facility was expanded during fiscal 1997 to increase available manufacturing and molding capacity. Continued emphasis was placed on material cost reductions through negotiations with major suppliers, as well as, changes to product designs that were conducive to lower costs.

During fiscal 1999 much of the Company's keyboard products were produced by a subcontractor in Mainland China. It is anticipated that over half of the keyboard production for fiscal 2000 will be in China. The Company continues to use its facility in Mexico to increase available capacity for new and existing CDM products. This facility, in conjunction with a newly organized subsidiary in Shanghai, China, which began activity in the third quarter of fiscal 1999, will enable the Company to increase its presence in this growing market.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses were $.9 million in the second quarter of fiscal 2000 and $1.4 million for the same period of fiscal 1999. As a percentage of sales, R, D & E expenditures were 2.1% in the second quarter of 2000 compared to 2.9% in the second quarter of 1999. Research, development, and engineering expenses were $1.7 million for the six months ended January 1, 2000, compared to $2.9 million for the same period of the prior year. As a percentage of sales, RD&E expenditures were 2.1% for the current six-month period versus 3.2% for the same period of the prior fiscal year. The decrease in spending is primarily due to project delays and cost controls during the first quarter of fiscal 2000.

SELLING EXPENSES

Selling expenses were $1.6 million in the second quarter of fiscal 2000 compared to $2.3 million in the second quarter of fiscal 1999. Selling expenses as a percentage of revenue were 3.9% for the quarter compared to 4.9% in the same quarter of fiscal year 1999. For the six months ended January 1, 2000, selling expenses were $3.8 million compared to $4.5 million for the same period of the prior year. As a percentage of revenue for the current six-month period, selling expenses were 4.5% compared to 5.0% for the same period of the prior year. The decrease in both dollars and percentage can be attributed to decreased sales volume resulting in decreased commissions and decreased promotional expenses (volume incentive programs) for the Company's retail product lines.

GENERAL AND ADMINISTRATIVE

General and administrative expenses in dollars remained fairly consistent.
These expenses were $2.2 million in the second quarter of fiscal 2000 and fiscal 1999. As a percent of revenue, G&A expenses were 5.4% in the second quarter compared to 4.5% during the second quarter of the prior year. For the six months ended January 1, 2000, G&A expenses were $4.5 million compared to $4.2 million for the same period of the prior year. As a percentage of revenue G&A expenses for the first six months of fiscal 2000 were 5.4% versus 4.7% for the same period of the prior year. As a percentage of revenue the decrease is primarily due to decreased sales.

INTEREST

Interest expense was $493,000 in the second quarter of 2000 compared to $464,000 for the second quarter of 1999. For the six months ended January 1, 2000, interest expense was $988,000 compared to $992,000 for the same period of the prior year. The level of long-term debt has decreased due to scheduled term loan payments and the revolving line has increased. The changes in the long-term debt and the revolving debt has resulted in minor fluctuations in interest expense.

INCOME TAXES

The income tax provisions were $13,000 for the second quarter of fiscal 2000 and $429,000 for the second fiscal quarter of 1999. The $13,000 provision for the second quarter of fiscal 2000 is the net result of both provisions and benefits on the earnings and losses of foreign subsidiaries. The Company's tax benefit associated with the domestic loss reported for the second quarter was offset by a corresponding valuation allowance. $132,000 of expenses in the second quarter of fiscal 1999 provision relates to taxes on earnings. For the six months ended January 1, 2000 and December 26, 1998, the income tax provisions were $88,000 and $707,000 respectively. Included in the six months ended January 1, 2000 provision is $ 197,000 of net benefits resulting from foreign subsidiaries' losses. Included in the six months ended December 26, 1998 is $31,000 for taxes on foreign earnings. The Company has tax loss carryforwards of approximately $26.7 million that expire in varying amounts in the years 2006 through 2019.

ESOP

No contributions to the Employee Stock Ownership Plan (ESOP) were made during the first quarter of fiscal years 2000 and 1999.

KEY TRONIC CORPORATION EMPLOYEES STOCK OPTION PLAN

The Company's Board of Directors approved an employee stock option plan in November 1999 (see Exhibit "2000 Key Tronic Corporation Employee Stock Option Plan").

BACKLOG

The Company's backlog at the end of the second fiscal quarter of 2000 was $12.0 million compared to $11.2 million at the end of the 1999 fiscal year and $9.4 million at the end of the second quarter of fiscal 1999. The increase in the backlog from fiscal year end is attributable in part to increased customer orders for the Company's non-keyboard CDM products.

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

Competition. The keyboard and other input device industry are intensely competitive. Most of the Company's principal competitors are headquartered in Asian countries that have a low cost labor force. Those competitors may be able to offer customers lower prices on certain high volume programs. This could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's business, operating results and financial condition. In addition, competitors can copy the Company's non-proprietary designs after the Company has invested in development of products for customers, thereby enabling such competitors to offer lower prices on such products due to savings in development costs.

Concentration of Major Customers. At present, the Company's customer base is highly concentrated, and there can be no assurance that its customer base will not become more concentrated. Three of the Company's original equipment manufacturer (OEM) customers accounted for 24%, 13% and 11% of net sales during fiscal year 1999. In 1998, these same customers accounted for 31%, 8% and 13% of net sales. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels.
Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company's customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company's major customers or the reduction, delay or cancellation of orders from such customers could materially and adversely affect the Company's business, operating results and financial condition.

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

Litigation. The Company currently has eighteen lawsuits by computer keyboard users, which are in state or federal court in Illinois, New Jersey, New York, and Pennsylvania. These suits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects, which caused or contributed to injury. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance; however, the likelihood that punitive damages, if awarded, will be covered by insurance is remote. A total of 120 lawsuits have been dismissed in California, Connecticut, Florida, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, Pennsylvania and Texas. One of the 120 dismissed lawsuits is on appeal in New York.

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

Dilution and Stock Price Volatility. As of January 1, 2000, there were outstanding options and warrants for the purchase of approximately 2,000,000 shares of common stock of the Company ("Common Stock"), of which options and warrants for approximately 1,500,000 shares were vested and exercisable.
Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

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

The Company has communicated with all of its significant suppliers and other external agencies to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their Year 2000 issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time, or a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. As of February 4, 2000, the Company has had no problems as a result of Year 2000, nor have we been informed of any problems experienced by our suppliers of goods or services.

PART II.    OTHER INFORMATION:


Item 1.     Legal Proceedings
            None

Item 4.     Submission of Matters to a Vote of Security Holders
            Election of Officers
            Ratification of Auditors

Item 5.     Other Events

Item 6.     Exhibits and Reports on Form 8-K
            (a)  Exhibits
               2000 Key Tronic Corporation Employee Stock Option Plan Addendum To Employment Contract
                    - President & Chief Executive Officer
               Addendum To Employment Contract
                    - Executive Vice President of Marketing
               Addendum To Employment Contract
                    - Executive Vice President of Administration
                         and Chief Financial Officer
               Addendum To Employment Contract
                    - Vice President of Southwest Operations

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                             KEY TRONIC CORPORATION

                 /s/ Jack W. Oehlke                         2/15/00
                 Jack W. Oehlke                             Date:
                 (Director, President and
                  Chief Executive Officer)


                 /s/ Ronald F. Klawitter                    2/15/00
                 Ronald F. Klawitter                        Date:
                 Principal Financial Officer


                 /s/ Keith D. Cripe                         2/15/00
                 Keith D. Cripe                             Date:
                 Principal Accounting Officer

