Form 10-Q
period 2000-04-01
KEY TRONIC CORP
filed 2000-05-15
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended April 1, 2000                         Commission File Number
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

     At April 20, 2000, 9,641,330 shares of Common Stock, no par value (the only class of common stock), were outstanding.


                             KEY TRONIC CORPORATION

                                     Index

                                                                     Page No.
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

          Consolidated Balance Sheets _ April 1, 2000
           (Unaudited) and July 3, 1999                                  3-4

          Consolidated Statements of Income (Unaudited)
           Third Quarters Ended April 1, 2000 and April 3, 1999           5

          Consolidated Statements of Income (Unaudited)
           Three Quarters  Ended April 1, 2000 and April 3, 1999          6

          Consolidated Statements of Cash Flows (Unaudited)
           Three Quarters  Ended April 1, 2000 and April 3, 1999          7

          Notes to Consolidated Financial Statements                     8-9

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 9-13

PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings                                               14

Item 4.   Submission of Matters to a Vote of Security Holders             14

Item 5.   Other Events                                                    14

Item 6.   Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                15


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     April 1, 2000      July 3 , 1999
-------------------------------------------------------------------------------------
                                                                (Unaudited)
ASSETS

Current assets:

Cash and cash equivalents                                  $ 2,184           $ 1,866
Trade receivables, less allowance for doubtful
   accounts of $553 and $542                                29,477            31,285
Inventories                                                 25,427            24,896
Real estate held for sale                                    1,879             1,988
Deferred income tax asset - current, net                       765             1,033
Customer tooling                                               962             2,449
Other                                                         6497             6,720
                                                           -------           -------
   Total current assets                                     67,191            70,237
                                                           -------           -------

Property, plant and equipment - at cost                    103,506           102,681
 Less accumulated depreciation                              80,925            78,159
                                                           -------           -------
   Total property, plant and equipment                      22,581            24,522
                                                           -------           -------

Other assets:

Deferred income tax asset, net                               3,751             3,604
Other, (net of accumulated amortization
   of $317 and $540)                                         1,256             1,436
Goodwill (net of accumulated amortization
   of $703 and $639)                                         1,053             1,148
                                                           -------           -------
                                                           $95,832          $100,947
                                                           =======           =======

See accompanying notes to consolidated financial statements.


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (continued, in thousands)


                                                     April 1, 2000      July 3, 1999
------------------------------------------------------------------------------------
                                                               (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Current portion of long-term obligations                   $ 2,380           $ 2,105
Accounts payable                                            18,828            18,720
Accrued compensation and vacation                            2,647             3,269
Accrued taxes other than income taxes                        1,187             1,099
Interest payable                                                44                27
Other                                                        3,046             3,227
                                                           -------           -------
      Total current liabilities                             28,132            28,447
                                                           -------           -------
Long-term obligations, less current portion                 21,117            20,596
                                                           -------           -------

Commitments and contingencies (Note 2)

Shareholders' equity:

Common stock, no par value, authorized
 25,000 shares; issued and outstanding
 9,641  and 9,631 shares                                    38,304            38,273
Retained earnings                                            8,034            13,386
Accumulated other comprehensive income                         245               245
                                                           -------           -------
      Total shareholders' equity                            46,583            51,904
                                                           -------           -------
                                                           $95,832          $100,947
                                                           =======           =======

See accompanying notes to consolidated financial statements.

                   KEY TRONIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                                            Third Quarter Ended
                                                     April 1, 2000     April 3, 1999
------------------------------------------------------------------------------------
                                               (in thousands, except per share amounts)

Net sales                                                  $34,342           $45,155
Cost of sales (including warranty
 provision of $150 and $300)                                33,779            37,525
                                                           -------           -------
Gross profit                                                   563             7,630

Operating expenses:
Research, development and engineering                          666             1,005
Selling                                                      1,257             2,400
General and administrative                                   1,942             2,101
                                                           -------           -------

Operating income                                            (3,302)            2,124

Interest expense                                               495               463
Other income                                                   (43)              (59)
                                                           -------           -------

Income (Loss) before income tax provision                   (3,754)            1,720

Income tax provision (benefit)                                 (25)              718
                                                           -------           -------
Net income (Loss)                                         $ (3,729)           $1,002
                                                          ========           =======

Earnings per share:

Earnings per common share - basic and diluted               $ (.39)           $ 0.10


See accompanying notes to consolidated financial statements.


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                                           Three Quarters Ended
                                                     April 1, 2000    April 3 , 1999
------------------------------------------------------------------------------------
                                               (in thousands, except per share amounts)

Net sales                                                 $117,402          $135,433
Cost of sales (including warranty
 provision of $322 and $969)                               107,532           113,218
                                                           -------           -------
Gross profit                                                 9,870            22,215

Operating expenses:
Research, development and engineering                        2,413             3,881
Selling                                                      5,035             6,935
General and administrative                                   6,430             6,337
                                                           -------           -------

Operating income                                            (4,008)            5,062
Interest expense                                             1,482             1,455
Other income                                                  (202)             (172)
                                                           -------           -------

Income before income tax provision                          (5,288)            3,779

Income tax provision                                            64             1,424
                                                           -------           -------
Net income                                                $ (5,352)           $2,355
                                                           =======           =======

Earnings per share:

Earnings per common share - basic and diluted               $ (.56)           $ 0.24


See accompanying notes to consolidated financial statements.


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Three Quarters  Ended
                                                     April 1, 2000     April 3, 1999
------------------------------------------------------------------------------------
                                                             (in thousands)

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
 Net income (loss)                                         $(5,352)           $2,355
Adjustments to reconcile net income to
 cash provided by operating activities:
  Depreciation and amortization                              4,912             5,258
  Provision for obsolete inventory                            (399)            1,115
  Provision for doubtful receivables                           132               334
  Provision for warranty                                       322               969
  Provision for litigation                                       0              (900)
  Gain on disposal of assets                                   (34)              (31)
  Deferred income taxes                                        121             1,064
Changes in operating assets and liabilities:
  Trade receivables                                          1,676            (3,919)
  Inventories                                                 (132)              213
  Customer tooling                                           1,487             3,189
  Other assets                                              (1,047)           (3,378)
  Accounts payable                                             108              (263)
  Accrued compensation and vacation                           (622)              394
  Other liabilities                                           (398)             (827)
                                                           -------           -------
Cash provided by operating activities                          774             5,573
                                                           -------           -------

Cash flows from investing activities:
  Proceeds from sale of property plant and equipment            83                42
  Purchase of property and equipment                        (1,366)           (1,480)
                                                           -------           -------
Cash used in investing activities                           (1,283)           (1,438)
                                                           -------           -------
Cash flows from financing activities:
Issuance of common stock                                        31                 0
Proceeds from long-term obligations                            796                 0
Payments on long-term obligations                                0            (3,065)
                                                           -------           -------
Cash (used in) provided by financing activities                827            (3,065)
                                                           -------           -------

Net increase (decrease) in cash and cash equivalents           318             1,070
                                                           -------           -------

Cash and cash equivalents, beginning of period               1,866               288
                                                           -------           -------
Cash and cash equivalents, end of period                    $2,184            $1,358
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

---------------------------

1. INVENTORIES
                                             April 1, 2000      July 3, 1999
                                                      (in thousands)
----------------------------------------------------------------------------

     Finished goods                              $12,149           $13,008
     Work-in-process                               2,772             2,134
     Raw materials and supplies                   12,814            12,820
     Reserve for obsolescence                     (2,308)           (3,066)
                                                 -------           -------
                                                 $25,427           $24,896
                                                 =======           =======

2. COMMITMENTS

         The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $500,000 at April 1,2000.


3. LONG-TERM OBLIGATIONS

     Long-term obligations consist of:

                                             April 1, 2000      July 3, 1999
                                                      (in thousands)
----------------------------------------------------------------------------
         Note payable _ GECC (General             $ 3,870          $ 5,559
              Electric Capital Corporation)
         Revolving line                            18,622           16,524
         Other                                        387                0
         Deferred compensation obligation             618              618
                                                  -------          -------
                                                   23,497           22,701
         Less current portion                      (2,380)          (2,105)
                                                  -------          -------
                                                  $21,117          $20,596
                                                  =======          =======


4. SUPPLEMENTAL CASH FLOW INFORMATION

                                                     Three Quarters Ended
                                             April 1, 2000     April 3, 1999
                                                      (in thousands)
----------------------------------------------------------------------------
         Interest payments                         $1,383          $1,561
         Income tax payments                          309             146


5.    INCOME TAXES

     The income tax benefits for the third quarter of fiscal 2000 were $24,500 versus income tax provisions of $718,000 for the third fiscal quarter of 1999. The $24,500 benefit for the third quarter of fiscal 2000 is the net result of both provisions and benefits on the earnings and losses of foreign subsidiaries. The Company's tax benefit associated with the domestic loss reported for the third quarter was offset by a corresponding valuation allowance. $21,000 of expenses in the third quarter of the fiscal 2000 provision relates to taxes on the earnings of foreign subsidiaries. For the nine months ended April 1, 2000 and April 3, 1999, the income tax provisions were $64,000 and $1,424,000 respectively. Included in the nine months ended April 1, 2000 provision is $349,000 of net tax benefits resulting from losses incurred by foreign subsidiaries. Included in the nine months ended April 3, 1999 is $292,000 for taxes on foreign earnings. The Company has tax loss carryforwards of approximately $28.2 million that expire in varying amounts in the years 2006 through 2019.

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

      Because of the dilutive nature of outstanding options and warrants, the current quarter's loss creates an antidilutive effect. Therefore the weighted average diluted shares equals the basic wieghted average shares.

      There were no adjustments to the income available to common shareholders for the third quarters and three quarters ended April 1, 2000 and April 3, 1999. The following table presents the Company's calculations of weighted average shares outstanding (number of shares):


                         Weighted Avg. Shares    Adjustment for Potential       Total
                                                      Common Shares
                         --------------------    -------------------------    ----------
For the Quarter Ended

April 1, 2000               9,636,660                  118,136                 9,754,796

April 3, 1999               9,630,830                  225,923                 9,856,753


For Three Quarters Ended

April 1, 2000               9,634,913                  189,990                 9,824,903

April 3, 1999               9,630,830                  122,289                 9,753,219


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

      Operating activities provided $0.8 million of cash during the first three quarters of fiscal 2000 versus $5.6 million of cash provided by operating activities during the same period of the prior year. The fiscal 2000 change in cash is due primarily to the Company's net loss offset by decreased accounts receivable, and depreciation and amortization expense. The net loss and the decrease in accounts receivable are caused by lower than planned revenues for the quarter due in part to market demand for certain components that created shortages.

      During the first three quarters of fiscal 2000, $1.37 million was expended in capital additions versus $1.5 million spent in capital additions in the same period in the previous fiscal year. The Company anticipates capital expenditures of approximately $0.34 million through the remainder of the current fiscal year ending July 1, 2000. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS, pages 12-13. Capital expenditures are expected to be financed with internally generated funds.

      The Company has a secured financing agreement which contains a term note for up to $11,000,000 and a revolving loan for up to $30 million. During the second quarter of fiscal year 1998, the company entered into an operating lease arrangement with GECC which reduced the borrowing limit by $4.2 million. The revolving loan agreement and term note are secured by the assets of the corporation. The agreement contains financial covenants that relate to maximum capital expenditures, minimum debt service coverage, minimum earnings before interest expense, income tax, depreciation, amortization, and maximum leverage percentages. In addition to these financial covenants, the financing agreement restricts investments, disposition of assets, and payment of dividends. At April 1, 2000 and July 3, 1999, the Company was in compliance with all debt covenants.

      The term note is payable in quarterly installments of principal, each in the amount of $500,000, commencing in March 1998 and ending in December 2002. In addition to these scheduled payments, the Company is also paying $21,000 per month against the term note, which is a special agreement with GECC resulting from the Company's lease of its Cheney facility. If debt service coverage is greater than 1.4, this note bears interest at one and three-quarters percent (1.75%) in excess of the applicable London Interbank Offered Rate (LIBOR). If debt service coverage is less than or equal to 1.4, this note bears interest at two percent (2.00%) in excess of the applicable LIBOR rate. At April 1, 2000, the applicable LIBOR rate was 6.1325%, and the applicable interest rate was 7.8825%.

      The revolving loan with GECC is renewable and covers an initial period of five years expiring on December 31, 2001. If debt service coverage is greater than 1.4, the applicable interest rate is one and one-half percent (1.5%) in excess of the applicable LIBOR rate. If debt service coverage is less than or equal to 1.4, the applicable interest rate is one and three-quarters percent (1.75%) in excess of the applicable LIBOR rate. At April 1, 2000, the Company had two LIBOR contracts outstanding, one for $4 million and one for $10.5 million. The LIBOR rate on the $4 million LIBOR contract was 6.09625%, and the applicable interest rate was 7.59625%, on the $10.5 million revolver the LIBOR rate was 6.12875%, and the applicable interest was 7.62875%. The difference between the rates on the contracts is due to LIBOR contract renewals on separate days during the period. LIBOR rates fluctuate on a daily basis. Interest on additional borrowing under the revolving loan is charged at an index rate which is equivalent to the current prime rate less 0.25%. At April 1, 2000, there was $18.6 million borrowed on the revolving loan and approximately $7.2 million available for use under the revolving loan. The Company is required to pay fees of .0375% on the unused revolving loan balance.

      The revolving loan balance has increased $2.1 million since the Company's fiscal year end at July 3, 1999. This increase can be attributed to cash needs resulting from lower revenues and higher than expected operating costs.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's major market risk relates to its secured debt. A portion of the Company's accounts receivable and inventories are used as collateral for its term and revolving debt. The interest rates applicable to the Company's debt fluctuate with the LIBOR. Over the past fiscal quarter the highest LIBOR rate was 6.1325%. LIBOR rates fluctuate on a daily basis.

      The Company does not enter into derivative transactions or leveraged swap agreements.

      Although the Company does have international operations, the functional currency for all active subsidiaries, is the U.S. dollar. The Company imports for its own use raw materials that are used in its manufacturing operations. Such purchases are denominated in U.S. dollars and are paid for under normal trade terms.

NET SALES

      Net sales for the fiscal 2000 third quarter ended April 1, 2000 were $34.3 million compared to $45.2 million for the third quarter of the previous year. For the nine months ended April 1, 2000, sales were $117.4 million compared to $135.4 million for the same period of the previous year.

      Keyboard shipments decreased 52% for the third quarter of fiscal year 2000 compared to third quarter of 1999, while the average selling price decreased approximately 13.2%. For the nine months ended April 1, 2000, unit shipments decreased approximately 39% over the same period of the prior year, while the average selling price decreased 12.2%. The decrease in units shipped and average selling price is due primarily to our second and third tier-manufacturing customers that are losing market share to brand-name manufacturers who have cut prices dramatically. The decrease in keyboard revenues was offset in part by the increase in contract design and manufacturing (CDM) revenue.

      Non-keyboard revenue accounted for 50.7% of total revenue in the third quarter of fiscal 2000 versus 13.4% of total revenue in the third quarter of fiscal 1999. For the nine months ended April 1, 2000, non-keyboard revenue accounted for 47.8% of total revenue versus 16.7% of total revenue for the same time period of the prior fiscal year. The increase in non-keyboard revenue as a percentage of sales is a direct result of the Company's stategy to grow this part of its business.

COST OF SALES

      Cost of sales were 98.4% of revenue in the third quarter of 2000, compared to 83.1% for the third quarter of 1999. Cost of sales were 91.6% of revenue for the nine months ended April 1, 2000, compared to 83.6% for the same period of the prior year. The cost of sales percentage increased in part as a result of lower sales volume and reduced prices through the Company's direct distribution channels. During the third quarter of fiscal 2000, additional emphasis was placed on material cost reductions through negotiations with major suppliers, as well as changes to product designs that were conducive to lower costs.

      During fiscal 1999, the Company's keyboard products were produced by a subcontractor in Mainland China. The Company's keyboards will eventually be produced almost entirely within China. The Company plans to use its facilities in Mexico to increase available capacity for new and existing CDM products. The Company's facilities in Mexico in conjunction with a subsidiary in Shanghai, China, which began activity in third quarter 1999, will enable the Company to increase its presence in this growing market.

RESEARCH, DEVELOPMENT AND ENGINEERING

      Research, development and engineering (RD&E) expenses were $0.7 million in the third quarter of fiscal year 2000 and $1 million for the same period of fiscal year 1999. As a percentage of sales, RD&E expenditures were 1.9% in the third quarter of 2000, compared to 2.2% for the same period of the prior year. RD&E expenses were $2.4 million for the nine months ended April 1, 2000 compared to $3.9 million for the same period of the prior year. As a percentage of sales, R D & E expenditures were 2.1% for the current nine month period versus 2.9% for the same period of the prior fiscal year. These decreases were due primarily to project delays and cost controls during the fiscal year 2000.

SELLING EXPENSES

      Selling expenses were $1.3 million in the third quarter of fiscal 2000 compared to $2.4 million in the third quarter of fiscal year 1999. Selling expenses as a percentage of revenue were 3.7% for the quarter compared to 5.3% in the same quarter of fiscal 1999. For the nine months ended April 1, 2000, selling expenses were $5 million compared to $6.9 million for the same period of the prior year. As a percentage of revenue for the current nine month period, selling expenses were 4.3% compared to 5.1% for the same period of the prior year. These decreases can be attributed to decreased sales volume, which resulted in decreased commissions and decreased promotional expenses for the Company's retail product lines.

GENERAL AND ADMINISTRATIVE

      General and administrative (G&A) expenses remained fairly constant. They were $1.9 million in the third quarter of fiscal 2000 and $2.1 million for 1999. As a percentage of revenue, G&A expenses were 5.7% in the third quarter of fiscal year 2000 versus 4.7% in the same quarter of the prior year. For the nine months ended April 1, 2000, G&A expenses were $6.4 million compared to $6.3 million for the same period of the prior year. As a percentage of revenue G&A expenses for the first nine months of fiscal year 2000 were 5.5% versus 4.7% for the same period of the prior year. As a percentage of revenue the increase is primarily due to increased spending in various administrative costs, as well as decreased revenue in fiscal year 2000.

INTEREST

     Interest expense was $495,000 in the third quarter of fiscal 2000 compared to $463,000 for the third quarter of fiscal 1999. For the nine months ended April 1, 2000, and April 3, 1999 interest expense was $1,482,000 and $1,455,000 respectively. The level of long-term debt has increased due to scheduled term loan payments and additional borrowing required to cover operating expenses.

INCOME TAXES

     The income tax benefits for the third quarter of fiscal 2000 were $24,500 versus income tax provisions of $718,000 for the third fiscal quarter of 1999. The $24,500 benefit for the third quarter of fiscal 2000 is the net result of both provisions and benefits on the earnings and losses of foreign subsidiaries. The Company's tax benefit associated with the domestic loss reported for the third quarter was offset by a corresponding valuation allowance. $21,000 of expenses in the third quarter of the fiscal 2000 provision relates to taxes on the earnings of foreign subsidiaries. For the nine months ended April 1, 2000 and April 3, 1999, the income tax provisions were $64,000 and $1,424,000 respectively. Included in the nine months ended April 1, 2000 provision is $349,000 of net tax benefits resulting from losses incurred by foreign subsidiaries. Included in the nine months ended April 3, 1999 is $292,000 for taxes on foreign earnings. The Company has tax loss carryforwards of approximately $28.2 million that expire in varying amounts in the years 2006 through 2019.

ESOP

      No contributions to the Employee Stock Ownership Plan (ESOP) were made during the third quarter of fiscal years 2000 and 1999.

BACKLOG

      The Company's backlog at the end of the third fiscal quarter of 2000 was $17.5 million compared to $11.2 million at the end of the 1999 fiscal year and $8.9 million at the end of the third quarter of fiscal year 1999. The increase in the backlog from fiscal year end is attributable in part to increased customer orders for the Company's non-keyboard CDM products. Approximately $5 million of the backlog resulted from orders that could not be shipped in the third quarter due to parts shortages from Asian suppliers. These parts will be available in the fourth quarter.

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

Competition. The keyboard and contract design and manufacturing industries are intensely competitive. Most of the Company's principal competitors are headquartered in Asian countries that have a low cost labor force. Those competitors may be able to offer customers lower prices on certain high volume programs. This could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's business, operating results and financial condition. In addition, competitors can copy the Company's non-proprietary designs after the Company has invested in development of products for customers, thereby enabling such competitors to offer lower prices on such products due to savings in development costs.

Concentration of Major Customers. At present, the Company's customer base is highly concentrated, and there can be no assurance that its customer base will not become more concentrated. Three of the Company's OEM customers accounted for 24%, 13%, and 11% of net sales during fiscal 1999. In 1998, these same customers accounted for 31%, 8% and 13% of the Company's net sales. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company's customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company's major customers or the reduction, delay or cancellation of orders from such customers could materially and adversely affect the Company's business, operating results and financial condition.

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

Litigation. The Company currently has fifteen lawsuits by computer keyboard users which are in State or Federal Courts in Illinois, New Jersey, and Pennsylvannia. These lawsuits allege that specific keyboard products manufactured by the company were sold with manufacturing, design and warning defects which caused or contributed to their injuries. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries
(RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance, however the likelihood that punitive damages, if awarded, will be covered by insurance is remote. A total of one hundred twenty-three lawsuits have been dismissed in California, Connecticut, Florida, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, Pennsylvania and Texas. One of the one hundred twenty-three dismissed lawsuits is on appeal in New York.

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

Dilution and Stock Price Volatility. As of April 1, 2000, there were outstanding options and warrants for the purchase of approximately 2,000,000 shares of common stock of the Company ("Common Stock"), of which options and warrants for approximately 1,500,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

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


                             KEY TRONIC CORPORATION



                 /s/ Jack W. Oehlke                         May 15, 2000
                 Jack W. Oehlke                             Date:
                 (Director, President and
                  Chief Executive Officer)




                 /s/ Ronald F. Klawitter                    May 15, 2000
                 Ronald F. Klawitter                        Date:
                 Principal Financial Officer
                 Principal Accounting Officer


                                   SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.