Form 10-K405/A
period 2000-07-01
KEY TRONIC CORP
filed 2000-09-13
CIK 719733

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------


                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                                       of
                      The Securities Exchange Act of 1934
                             ----------------------

For the Fiscal Year Ended                                Commission File Number
July 1, 2000                                                    0-11559

                             KEY TRONIC CORPORATION

     Washington                                                91-0849125
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

The aggregate market value of the voting stock held by non affiliates of the Registrant was $39,434,112 as of August 25, 2000.

The number of shares of Common Stock of the Registrant outstanding as of August 25, 2000 was 9,663,830 shares.

The Exhibit Index is located at Page 32.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the extent specified herein:

Document Description                                                10-K Part
Proxy Statement dated September 26, 2000                               III

                             KEY TRONIC CORPORATION
                                 2000 FORM 10-K

                               TABLE OF CONTENTS
                                                                                  Page
                                     PART I


Item 1. Business...................................................................3-6
Item 2. Properties...................................................................6
Item 3. Legal Proceedings..........................................................6-7
Item 4. Submission of Matters to a Vote of Security Holders..........................7


                                    PART II


Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.....7
Item 6. Selected Financial Data....................................................7-8
Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...................................................8-12
Item 7A.Quantitative and Qualitative Disclosures about Market Risk..................12
Item 8. Financial Statements and Supplementary Data..............................13-29
Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures.....................................................29

                                    PART III

Item 10. Directors and Executive Officers of the Registrant......................29-30
Item 11. Executive Compensation.....................................................31
Item 12. Security Ownership of Certain Beneficial Owners and Management.............31
Item 13. Certain Relationships and Related Transactions.............................31

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, Reports on Form 8-K and
           Signatures............................................................32-36


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

                                     PART I

ITEM 1.  BUSINESS

Key Tronic Corporation, a Washington corporation organized in 1969, and its subsidiaries (hereinafter collectively called the "Company" or "Key Tronic" unless the context otherwise requires) are engaged in contract design and manufacturing (CDM) services for OEM's (original equipment manufacturers) and manufacturing of keyboards for personal computers, terminals, and workstations. The Company operates on a fiscal year that ends on the Saturday closest to June
30.  The following discussion relates to these fiscal years of the Company.

BACKGROUND

Historically Key Tronic was a manufacturer of electronic keyboards, but during the course of the past two fiscal years, its focus has changed to contract design and manufacturing (CDM). Presently Key Tronic is known as an independent provider of a mix of CDM services for OEM's. Products include computer peripherals, medical equipment, industrial controls, telecommunications and industrial electronic instrumentation. The Company's manufacturing capabilities include circuit board assemblies, tool making, precision molding, proto building, liquid plastic injection molding and printed circuit board assembly (both through-hole and surface mounting).

Operations are currently conducted in facilities in the United States, China, Ireland and Mexico. This global production capability provides customers with benefits of improved supply chain management, reduced inventory, lower transportation costs and reduced product fulfillment time.

The CDM industry (generally known as Electronic Manufacturing Services or EMS) is comprised of companies that provide a range of manufacturing services for OEM's. The CDM industry has experienced rapid growth over the past several years as more and more OEM's shift to external manufacturing. Reports have stated that the CDM market has grown at an annual rate of 25%.

KEYBOARD PRODUCTS

During fiscal years 2000, 1999, and 1998, the Company realized revenues of approximately $70.5 million, $134.7 million, and $145.3 million, respectively, from the sale of keyboards representing approximately 43%, 76%, and 85% of total sales. The keyboard market has continued to trend toward standard keyboard layouts. In order to accommodate the strong demand for standard products, the Company maintains a purchase-from-stock program. The most popular standard layouts are built and stocked for immediate availability. In 1983, Key Tronic began supplying fully enclosed plug-compatible keyboards to the retail market. These products serve as enhancements to or replacements for the original system-supplied keyboard.

MANUFACTURING

Since inception, the Company has made substantial investments in developing and expanding its now extensive capital equipment base to achieve selective vertical integration in its manufacturing processes. The Company designs and develops tooling for injection molding machines and manufactures the majority of plastic parts used in the products it manufactures. Additionally, the Company has invested in equipment to produce switch membranes as a means to reduce cost and improve quality.

The OEM keyboard market has increasingly demanded rapid response time and design adaptability from keyboard manufacturers. New computer products are continually being introduced by computer manufacturers, with the timing of product introduction often perceived as having distinct marketing advantages. Developing a keyboard for a new application is a custom process, which requires frequent contact with the customer while working through changes during design stages.

Computer manufacturers place a premium on the ability of the keyboard manufacturer to design and produce keyboards that meet their technical specifications and aesthetic considerations and to deliver in accordance with production schedules. The processes and skills the Company developed and uses in the keyboard market are transferable to and valued in the CDM market. This has resulted in the Company gaining new customers and CDM programs.

The Company's automated manufacturing processes enable it to work closely with its customers during design and prototype stages of production for new custom products and to jointly increase productivity and reduce response time to the market place. Key Tronic uses computer-aided design techniques and unique software to assist in preparation of the tool design layout and tool fabrication, to reduce tooling costs, improve component and product quality and enhance turnaround time during product development.

The Company uses numerous injection molding machines in producing more than 50,000 different keycaps, enclosures and various plastic parts for the products it manufactures. Designs by Key Tronic engineers in both tooling and molding have improved standard processing time and thereby increased productivity. During fiscal 1998, Key Tronic introduced stack molding technology to the manufacturing process. Stacked molds allow the Company to utilize two molds simultaneously thereby producing twice as many parts in nearly the same cycle time used for one part. The molding machines used by the Company employ the latest technology, including the ability to mix plastics and determine the color of finished components as part of the molding process. This automated, pneumatically-fed process, not only allows precise control of color determination, but also results in lower product costs and improved component quality. The Company also produces blank keytops for certain models with print legends using a print process to apply the colored inks and laser technology to produce entire key configuration layouts.

Key Tronic uses a variety of manual to highly-automated assembly processes in its facilities, depending upon product complexity and degree of customization. Automated processes include component insertion, surface mount technology, flexible robotic assembly, computerized vision system quality inspection, automated switch and keytop installation, and automated functional testing.

The Company purchases materials for its products from a number of different suppliers. Key Tronic believes that it has excellent relationships with its vendors, most of whom have been suppliers for the Company for many years.

CUSTOMERS AND MARKETING

OEM MARKETS

The Company provides manufacturing services for outsourced OEM products. The Company also manufactures and supplies custom keyboards to leading OEMs in the keyboard market. The Company currently sells keyboards to more than 170 active OEM customers.

Hewlett Packard accounted for approximately 38 percent, 24 percent and 31 percent of net sales in 2000, 1999 and 1998, respectively. Lexmark accounted for 13 percent of net sales in 2000. Microsoft accounted for approximately 9 percent, 11 percent and 13 percent of net sales in 2000, 1999 and 1998,
respectively.   Gateway accounted for approximately 8 percent, 13 percent and 7 percent of net sales in fiscal years 2000, 1999 and 1998, respectively. No other customer accounted for more than 10 percent of net sales during any of the last three years. In 2000, 1999 and 1998, the five largest customers accounted for 72 percent, 60 percent and 61 percent of total sales, respectively.

The Company markets its products and services primarily through its direct sales organization aided by distribution sales in the U.S., Canada and Europe.

All OEM keyboards are accompanied by a manufacturer's three-year warranty that provides for repair or replacement of defective products. Retail products carry a one-year to a limited lifetime warranty. The limited lifetime warranty is product specific.

FOREIGN MARKETS

Information concerning geographic areas for the years ended July 1, 2000, July 3, 1999 and June 27, 1998 is summarized in the following table.


(in             Domestic    U.S.        Mexico       Ireland     Far East
thousands)      Exports     Operations  Operations   Operations  Operations  Eliminations Consolidated
-----------------------------------------------------------------------------------------------------
2000
Net sales:
Unaffiliated
 customers     $53,657    $ 97,956      $      -     $11,616     $ 1,124     $       -     $164,353

Affiliates           -      10,571        22,311         142      20,987       (54,011)           -
-----------------------------------------------------------------------------------------------------
Total          $53,657    $108,527      $ 22,311     $11,758     $22,111     $ (54,011)    $164,353
=====================================================================================================
Income (loss)
before
income         $     -    $ (6,016)     $  1,318     $(1,786)    $ 1,418     $    (103)    $ (5,169)
taxes
=====================================================================================================
Total          $     -    $103,271      $  7,714     $11,401     $18,854     $ (45,425)    $ 95,815
assets
=====================================================================================================
1999
Net sales:
Unaffiliated
 customers     $57,192    $102,872      $      -     $17,650     $   590     $       -     $178,304

Affiliates           -       9,581        20,297         190       3,493       (33,561)           -
-----------------------------------------------------------------------------------------------------
Total          $57,192    $112,453      $ 20,297     $17,840     $ 4,083     $ (33,561)    $178,304
=====================================================================================================
Income
(loss)
before
income
taxes          $     -    $  1,989      $  1,631     $   499     $    26     $     600     $  4,745
=====================================================================================================
Total
assets         $     -    $ 91,552      $ 13,585     $15,655     $ 7,022     $ (26,867)    $100,947
=====================================================================================================
1998
Net sales:
Unaffiliated
customers      $52,600    $ 99,123      $      -     $18,327     $     -     $       -     $170,050
Affiliates           -      15,596        22,068         127           -       (37,791)           -
-----------------------------------------------------------------------------------------------------
Total          $52,600    $114,719      $ 22,068     $18,454     $     -     $ (37,791)    $170,050
=====================================================================================================
Income
(loss)
before
income
taxes          $     -    $ (2,225)     $  1,688     $   200     $      -    $    (393)    $   (730)
=====================================================================================================
Total
assets         $     -    $ 81,299      $ 15,661     $12,213     $      -    $ (12,088)    $ 97,085
=====================================================================================================

Transfers to affiliates are made at prices which approximate market. Intercompany margins are eliminated upon consolidation.

In 2000, $65.3 million, or 39.7% percent of the Company's revenues were from foreign sales, primarily sales in Europe, the Far East, Canada, Mexico, and South America. Foreign sales in 1999 and 1998 were $75.4 million and $70.9 million, respectively. Foreign sales are made primarily through the Company's direct sales force in the U.S. and Ireland. Key Tronic Shanghai (KTS), the Company's facility in Shanghai, China, began operations in the third quarter of 1999 and is used to support customers in that area as well as for export.

For additional financial information about foreign operations, see Note 12 to the Consolidated Financial Statements.

BACKLOG

At August 5, 2000, the Company had an order backlog of approximately $35 million. This compares with a backlog of approximately $14 million at August 14, 1999. The increase in backlog is attributable in part to increased customer orders for the CDM products. The Company also supports two major OEM customers that have expanded their Just-In-Time (JIT) inventory systems, so that orders are not placed in advance but are pulled from a stock location maintained by Key Tronic. Order backlog is not necessarily indicative of future sales. Order backlog consists of purchase orders received for products with a specified shipment date, although shipment dates are subject to change due to design modifications or other customer requirements. All orders in backlog are expected to be filled within the current fiscal year.

RESEARCH, DEVELOPMENT, AND ENGINEERING

The Company's research, development, and engineering expenses were $2.8 million, $4.9 million, and $4.6 million in 2000, 1999 and 1998, respectively. Research, development and engineering expenses as a percentage of sales were 1.7 percent,
2.7 percent and 2.7 percent in 2000, 1999, and 1998, respectively. The significant decrease in fiscal year 2000 is a result of greater recovery of engineering design costs.

COMPETITION

The Company believes that its principal competitors in the contract design and manufacturing market are, Plexus Corp, SCI Systems, ACT Manufacturing, Celestica, Flextronics International, Jabil Circuits, and Solectron. The principal methods of competition are price, quality and capability.

The Company believes that its principal competitors in the keyboard market are Chicony, NMB, and Siletek.

TRADEMARKS AND PATENTS

The Company owns several keyboard patents. However, since the Company's focus is now Contract Design and Manufacturing, management believes that patents will not have a significant impact on future revenues. The Key Tronic name and logo are federally registered trademarks, and the Company believes they are valuable assets in its business.

EMPLOYEES

As of August 5, 2000, the Company had approximately 2,007 employees compared to 1,981 on September 7, 1999. Management considers its employee relations to be excellent. The Company's employees in Ireland and Reynosa are represented by a union. The Company has never experienced any material interruption of production due to labor disputes.

The Company's employee benefit program includes a bonus program involving periodic payments to all employees based on quarterly before-tax income. The Company maintains a tax-qualified profit sharing plan, a 401(k) plan, which provides a matching company contribution on a portion of the employees' contribution, and also provides group health, life, and disability insurance plans. The Company also offers an Executive Stock Option Plan and an Employee Stock Ownership Plan to certain individuals.

ITEM 2.  PROPERTIES

The Company owns its principal research and administration facility, which is located in Spokane, Washington. The Company also owns a 165,000 sq. ft. assembly and molding facility in Juarez, Mexico in addition to a 45,000 sq. ft. manufacturing and assembly facility in Las Cruces, New Mexico. The Company leases two manufacturing facilities in the Spokane Industrial Park which total 156,000 sq. ft. and two warehouses in El Paso, Texas, totaling 52,800 sq. ft. The Spokane Industrial Park leases expire on January 31, 2001. The El Paso
leases expire on July 31, 2000.   In Dundalk, Ireland, the Company leases 24,200
sq. ft. of office and warehouse space. This lease expires on March 1, 2002. In March 2000, the Company entered into a five-year lease for a 140,000 sq. ft. manufacturing facility in Reynosa, Mexico. In September 1997, the Company signed a five-year operating lease with a local company for property owned by the Company which is located in Cheney, Washington. The lease terms give the lessee an option to buy the property upon notice at any time during the course of the lease. During the fourth fiscal quarter of 1998, the Company leased space of approximately 36,000 sq. ft. in a building in Shanghai, China. The Company began an assembly operation in this facility in the third quarter of fiscal year 1999. The Company considers its properties in good condition, well maintained and suitable for operations. The Company considers the productive capacity of its current facilities sufficient to carry on the Company's business.

ITEM 3.  LEGAL PROCEEDINGS

The Company currently has fifteen lawsuits by computer keyboard users that are in state or federal courts in New York. These suits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to their injury. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance; however, the likelihood that punitive damages, if awarded, will be covered by insurance is remote. A total of 123 suits have been dismissed in California, Connecticut, Florida, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, Pennsylvania and Texas.

Also see Note 10 to the July 1, 2000 Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                         PART II


ITEM 5:     MARKET FOR REGISTRANTS COMMON STOCK AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

     Key Tronic Corporation's common stock is traded in the over-the-counter market and is listed on the NASDAQ National Market System under the symbol KTCC. Quarterly high and low sales prices for Key Tronic common stock for fiscal years 2000 and 1999 were as follows:

                                         2000                    1999
                                    High       Low           High     Low
                                   ----------------------------------------
                First Quarter        7.250    4.125          2.813    1.750
                Second Quarter       4.750    3.500          4.812    2.375
                Third Quarter        4.688    3.125          5.938    3.188
                Fourth Quarter       3.625    2.500          5.625    3.625


HOLDERS AND DIVIDENDS

As of August 5, 2000, the Company had 1,472 shareholders of record. The Company's current line of credit agreement contains a covenant that prohibits the declaration or payment of dividends (see Note 5 to Consolidated Financial Statements). The Company has never paid a cash dividend and does not anticipate payment of dividends on its Common Stock in the foreseeable future.

The following selected consolidated financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this Form 10-K.

ITEM 6:     SELECTED FINANCIAL DATA


KEY TRONIC TEN-YEAR FINANCIAL HIGHLIGHTS
(Dollars in millions, except share amounts)
---------------------------------------------------------------------------------------------------------------------
                               2000     1999     1998     1997     1996     1995      1994   1993      1992      1991
---------------------------------------------------------------------------------------------------------------------
Net sales                      $164.4   $178.3   $170.1   $184.9   $201.0   $207.5   $159.4   $123.3   $124.0    $141.0

Operating income (loss)          (3.5)     5.2      1.2      1.9      0.2      9.8     (8.3)     3.7     (7.7)    (7.5)

Net income (loss)                (5.3)     3.0     (0.9)     0.3     (1.8)     4.4     (1.1)     3.8     (7.5)    (7.7)

Net income (loss)  per share      (.55)    0.32    (0.09)    0.03    (0.22)    0.53    (0.13)    0.49    (0.97)   (1.00)

Depreciation/amortization         6.3      6.9      9.6      8.9     10.0      8.9      8.6      6.3      6.9      5.4

Total assets                     95.8    101.0     97.0    100.2     93.5    115.1    101.9     61.8     62.2     68.6

Net working capital              37.1     41.8     34.6     38.5     28.0     37.7     28.5     20.0     17.2     19.7

Long-term debt (net of current)  17.6     20.6     22.9     27.0     17.3     28.5     26.6      0.8      0.8      0.1

Shareholders' equity             46.6     51.9     48.8     49.8     49.5     51.3     44.5     43.4     40.5     46.4

Book value/share                  4.83     5.39     5.06     5.18     5.80     6.06     5.38     5.54     5.21     6.00

Cash dividends per share          0        0        0        0        0        0        0        0        0        0

Number of shares outstanding
at year end (thousands)          9,641    9,631    9,631    9,611    8,534    8,456    8,271    7,837    7,757    7,736

Number of employees
at year end                      1,926    1,951    2,721    2,429    2,824    2,925    2,163    1,204    1,618    2,241


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal year 2000: Fiscal year 2000 sales decreased 8% from the prior year. This decrease is primarily due to a decline in the Company's distribution keyboard sales. Unit Keyboard sales decreased 42.4% from the prior year, and the average selling price decreased 13.7%. The Company was successful in expanding its Contract Design and Manufacturing (CDM) business from 21% of total revenue in 1999 to 56% in 2000. The Company continues to emphasize cost control to combat the pressures of ever decreasing unit prices for its keyboards. The Company is also currently working with a subcontractor in China for the assembly of keyboards and other input devices.

If keyboard technology remains the same, price erosion is expected to continue in future years. The Company continues to focus its molding and manufacturing capabilities on increasing production in CDM. At the present time, return on investment in this market tends to be more lucrative than for keyboards. The Company's gross profit percentage decreased 6.9% to 8.8% in fiscal year 2000 compared to fiscal year 1999. This decrease is primarily due to lower sales in the distribution keyboard business which traditionally has much higher margins.

Fiscal year 1999: Fiscal year 1999 sales increased 5% over the prior year and the Company maintained profitability for all four quarters of the fiscal year. Unit keyboard sales increased 10% in fiscal year 1999 compared to the prior year, but the average selling price declined by 13%. In the third quarter of fiscal year 1999, the Company opened an assembly facility in China to support one of its major customers in this area.

The Company's gross profit percentage for fiscal year 1999 was 15.7%, an increase of 2.5% in comparison to fiscal year 1998. The increase was due to aggressive cost reduction programs, tight cost controls, and revenue mix.

RISKS AND UNCERTAINTIES THAT COULD AFFECT FUTURE RESULTS

The following risks and uncertainties could affect the Company's actual results and could cause results to differ materially from past results or those contemplated by the Company's forward-looking statements. When used in this discussion and analysis and elsewhere in this annual report, the words "expects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Actual future results may differ materially due to uncertainties including risks identified in: Potential Fluctuations In Quarterly Results, Competition, Concentration of Major Customers, Dependence on Key Personnel, Litigation, Technological Change and New Product Risk, Dilution and Stock Price Volatility. Forward-looking statements are based on management's opinions as of the date of this report.

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

Competition: The Contract Design and Manufacturing (CDM) business and the keyboard industry are intensely competitive. The Company's major competitors in the CDM business are much larger and may be able to offer customers lower prices and less risk particularly on large volume programs. Most of the Company's principal competitors in the keyboard industry are headquartered in Asian countries that have a low-cost labor force. Those competitors may be able to offer customers lower prices on certain high-volume programs. This could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's business, operating results and financial condition. In addition, competitors can copy the Company's non-proprietary designs after the Company has invested in the development of products for customers, thereby enabling competitors to offer lower prices on such products due to savings in development costs.

Concentration of Major Customers: At present, the Company's customer base is highly concentrated and could become even more concentrated. Three of the Company's OEM customers accounted for 38%, 9% and 8% of net sales during fiscal year 2000. In 1999, these same customers accounted for 24%, 11% and 13% of net sales. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company's customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company's major customers, or the reduction, delay or cancellation of orders from such customers, could materially and adversely affect the Company's business, operating results and financial condition.

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

Litigation: The Company currently has fifteen lawsuits by computer keyboard users which are in state or federal courts in New York. These suits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to injury. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance; however, the likelihood that punitive damages, if awarded, will be covered by insurance is remote. A total of 123 lawsuits have been dismissed in California, Connecticut, Florida, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, Pennsylvania and Texas.

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

Dilution and Stock Price Volatility: As of July 1, 2000, there were outstanding options and warrants for the purchase of approximately 2,300,000 shares of common stock of the Company (Common Stock), of which options and warrants for approximately 1,700,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised.
The stock price of the Company may be subject to wide fluctuations and possible rapid increases or decreases over a short time period. These fluctuations may be due to factors specific to the Company, such as variations in quarterly operating results, or changes in analysts' earnings estimates, or to factors relating to the computer industry or securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

NET SALES

Net sales in 2000 were $164.4 million compared to $178.3 million and $170.1 million in 1999 and 1998, respectively. This represents an approximate decrease of 7.8% in 2000. The average unit selling prices of the Company's keyboard products declined by 13.7% in 2000 compared to 12.8% in 1999. Offsetting these price declines were increases in contract design and manufacturing (CDM) sales. CDM sales were 55.5% of total revenue in fiscal 2000 compared to 20.8% and 10.8% in fiscal years 1999 and 1998, respectively.

COST OF SALES

In 2000, cost of sales was 91.2% of sales compared to 84.3% in 1999 and 86.8% in 1998. The increase in 2000 was due primarily to the decline in distribution keyboard revenues. The decrease in 1999 was due primarily to cost control efforts and the mix of revenues, specifically the increase of CDM sales. The Company provides for warranty costs based on historical experience and anticipated product returns. The amounts charged to expense were $372,000, $1,269,000, and $1,477,000 in 2000, 1999, and 1998, respectively. The Company provides for obsolete and nonsaleable inventories based on specific identification of inventory against current demand and recent usage. The amounts charged to expense were $(359,000), $1,674,000, and $1,850,000 in 2000,
1999, and 1998, respectively.

RESEARCH, DEVELOPMENT AND ENGINEERING

The Company's research, development and engineering (RD&E) expenses were $2.8 million, $4.9 million, and $4.6 million, in 2000, 1999, and 1998, respectively. As a percent of sales, these expenses were 1.7%, 2.7%, and 2.7%, respectively. In 2000, 1999, and 1998, the Company focused most of its RD&E efforts on products for large OEM's. The number of RD&E projects has remained fairly constant over the course of the three years. The decrease in fiscal year 2000 is primarily the result of increased cost recovery for services performed on CDM projects.

SELLING

Selling expenses were $6.3 million, $9.3 million, and $8.3 million, in 2000, 1999, and 1998, respectively. Selling expenses as a percentage of revenues were 3.9%, 5.2%, and 4.9%, respectively. The decrease in 2000 is due to the decline in distribution keyboard sales, which resulted in lower costs for volume incentive rebates and cooperative advertising. In fiscal year 1999, the increase in selling expenses was primarily due to increased advertising and increased promotional programs (volume incentive rebates and co-operative advertising expenses).

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $8.7 million, $8.6 million and $8.5 million, in 2000, 1999, and 1998, respectively. General and administrative costs as a percentage of sales were 5.3%, 4.9%, and 5.0%, in 2000, 1999 and 1998, respectively. The increase in 2000 was due in part to an increase in the Company's provision for doubtful accounts receivable. General and administrative expenses for 1999 remained about the same as 1998. The Company recorded $979,000 for its Incentive Compensation Program in 1999 based upon the Company's fiscal year 1999 performance.

INTEREST EXPENSE

The Company had interest expense of $1,987,000, $1,887,000, and $2,108,000 in 2000, 1999 and 1998, respectively. The increase in 2000 was due to higher interest rates on the Company's debt. The decrease in 1999 was due to additional paydown of the Company's term debt.

OTHER INCOME, NET

The Company had other income of $278,000 in 2000, $1,480,000 in 1999 and $204,000 in 1998. The increase in 1999 was largely due to the sale of its real estate in Dundalk, Ireland (See Capital Resources and Liquidity).

INCOME TAXES

The Company had income tax expense of $164,000, $1,701,000, and $156,000 in 2000, 1999, and 1998, respectively. Income tax expense on foreign operations represented $43,000, $513,000 and $481,000 of the income tax expense in 2000, 1999, and 1998, respectively. The Company has U.S. tax loss carryforwards of approximately $34.4 million that expire in varying amounts in the years 2006 through 2020.

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," (See Note 7 to the July 1, 2000 Consolidated Financial Statements). Pursuant to SFAS No. 109, the Company has recorded a deferred tax asset. The balance of the deferred tax asset on July 1, 2000 was $4,516,000, which was net of a valuation allowance of $11,158,000.

INTERNATIONAL (MEXICO, EUROPE, ASIA)

The Company owns an assembly and molding facility in Juarez, Mexico. This subsidiary, Key Tronic Juarez, SA de CV, is primarily used to support the Company's U.S. and European operations. The Company also leases a manufacturing facility in Reynosa, Mexico. This subsidiary, KTC Reynosa, S.A. de C.V., is used exclusively to manufacture products for a CDM customer.

Key Tronic Europe, Ltd. (KTEL), the Company's operation in Dundalk, Ireland, was restructured in fiscal years 1997 and 1996 to become a sales and distribution operation. The keyboards previously manufactured in Dundalk, Ireland to support the European market are now assembled at the Juarez, Mexico facility or subcontracted to a manufacturer in China. This decision was made as a cost-saving measure in fiscal year 1996.

Through Key Tronic Shanghai (KTS), the Company operates a facility in Shanghai, China, which began operations in 1999 and is used to support customers in that area as well as for export.

Foreign sales from worldwide operations, including domestic exports, were $65.3 million in 2000 compared to $75.4 million and $70.9 million in 1999 and 1998, respectively. Foreign sales were 39.7% of net sales in 2000 compared to 42.3% and 41.0% in 1999 and 1998, respectively. Sales from KTEL represented 7.1 % of consolidated sales to external customers in 2000, compared to 9.9% in 1999 and 10.8% in 1998, respectively. Sales from KTS represented 0.7% of total sales in 2000 (See Note 12 to the July 1, 2000 Consolidated Financial Statements).

CAPITAL RESOURCES AND LIQUIDITY

The Company generated cash flows from operating activities of $3.3 million, $4.2 million, and $7.8 million in 2000, 1999, and 1998, respectively. Capital expenditures were $1.4 million, $2.3 million, and $7.1 million in 2000, 1999, and 1998, respectively. The Company's cash position decreased by $0.9 million in 2000, compared to an increase of $1.6 million and a decrease of $2.5 million in 1999 and 1998, respectively. Cash generated from operating and financing activities allowed the payment of $2.8 million in long-term debt and the purchase of $1.4 million in property and equipment. The Company had working capital of $37.1 million and $41.8 million at July 1, 2000 and July 3, 1999.
The decrease in working capital was due primarily to increased accounts payable. Accounts payable was $24.3 million at July 1, 2000, an increase of $5.6 million from 1999. The increase in accounts payable was primarily due to increased liabilities for shipments in-transit at period end.

On December 31, 1996, the Company entered into a secured credit agreement with General Electric Capital Corporation (GECC). The credit facility provided by this agreement, originally contained a term note for up to $11 million and a revolving loan for up to $30 million. During the second quarter of fiscal year 1998, the Company entered into an operating lease agreement with GECC, which reduced the borrowing limit on the revolving loan by $4.2 million. The revolving loan and the term note are secured by the assets of the Company. The agreement contains financial covenants that relate to maximum capital expenditures, minimum debt service coverage, minimum earnings before interest expense, income tax, depreciation, and amortization, and maximum leverage percentages. In addition to these financial covenants, the credit agreement restricts investments, disposition of assets, and payment of dividends. At July 1, 2000 and July 3, 1999, the Company was in compliance with all debt covenants.

The Company anticipates that capital expenditures of approximately $3.0 million will be required during the next fiscal year. Capital expenditures are expected to be financed through cash flow from operating activities.

Real estate held for sale is carried at the lower of cost or net realizable value. In September of 1997, the Company entered into a five-year operating lease with a local firm for property owned by the Company which is located in Cheney, Washington. Monthly lease payments received by the Company are $21,000, and the proceeds are used to pay down the Company's term debt in accordance with an agreement with GECC. The lease terms include an option to buy the property upon notice at any time during the course of the lease. The building is listed with a real estate broker as the Company continues to actively market the property.

In June of fiscal year 1999, the Company sold its real estate in Dundalk, Ireland for approximately $2.3 million. Approximately one third of this amount was received in cash at closing. In 2000 the Company collected an additional $1.0 million of the amount due. The remaining amount is included in other current assets. Under the terms of the sale agreement, the Company had rent free possession of the premises until March 29, 2000. During March of 2000, the Company's Irish operations were moved from the premises to the Finnabair Industrial Park in Dundalk. In fiscal year 1999, the Company realized a gain of $775,000 net of Irish taxes of $251,000 on this transaction.

The Company believes that funds available under the line of credit and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was adopted by the Company on July 2, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under this statement, certain derivatives are recognized at fair market value, and changes in fair market value are recognized as gains or losses. The impact of adoption of SFAS133 will not be material to the Company's financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements", which summarized the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 is not expected to have a material impact on the Company's operations or financial position.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's major market risk relates to its secured debt. A portion of the Company's accounts receivable and inventories are used as collateral for its term and revolving debt. The interest rates applicable to the Company's debt fluctuate with the London Interbank Offered Rate (LIBOR). Over the past fiscal year the highest LIBOR rate was 6.68% at the end of June 2000. The rate fluctuated between 5.18% and 6.68% during fiscal year 2000. At July 1, 2000, the effective LIBOR rates were 6.65% and 6.67% for the revolving debt and 6.68% for the term debt. The difference among these three rates is due to LIBOR contract renewals on separate days during the period. LIBOR rates fluctuate on a daily basis.

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

The table below presents principal (or notional) amounts and related weighted average variable rates by fiscal year of maturity. The weighted average variable interest rates for fiscal years 2001 through 2003 are estimated based on implied forward rates in the yield curve as of July 1, 2000. These forward rates have been increased by 3% for the term debt and 2.75% for the revolving debt based on debt service coverage of less than 1.4 (see Note 5 to the July 1, 2000 Consolidated Financial Statements). If the debt service coverage ratio were to be greater than 1.4, the weighted average interest rates would decrease by .25% for each year. All items described in the table are non-trading and assume a debt coverage ratio of less than 1.4.

                            Fiscal Years                       Fair
                                                               Value
(In thousands)          2001      2002      2003      Total    July 1, 2000
---------------------------------------------------------------------------
Interest rate risk:
Long-term debt-
floating rate:
Secured term debt        $2,000    $1,307              $3,307    $3,307
Average interest rate     9.08%     9.38%     9.31%
Secured revolving                 $15,735             $15,735   $15,735
debt
Average interest rate     8.83%     9.13%     9.06%
---------------------------------------------------------------------------

The weighted average variable interest rates for the secured revolving debt were 7.30% and 6.81% for fiscal years 2000 and 1999, respectively. The weighted average variable interest rates for the secured term debt were 7.55% and 6.96%
for fiscal years 2000 and 1999, respectively.   At July 1, 2000, the Company had
two LIBOR contracts in effect covering its revolving debt. The sum of these contracts was $15.0 million. An index interest rate of prime less .25% applied
to the revolving debt in excess of LIBOR contracts.   The weighted average
variable interest rates for the index revolving debt for fiscal years 2000 and 1999 were 8.36% and 7.75%, respectively.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Key Tronic Corporation:

We have audited the accompanying consolidated balance sheets of Key Tronic Corporation and subsidiaries (the Company) as of July 1, 2000 and July 3, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended July 1, 2000, July 3, 1999, and June 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Key Tronic Corporation and subsidiaries at July 1, 2000 and July 3, 1999, and the results of their operations and their cash flows for the years ended July 1, 2000, July 3, 1999, and June 27, 1998, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington
August 25, 2000


CONSOLIDATED BALANCE SHEETS

(In thousands)                                                  July 1, 2000     July 3,1999
--------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                            $ 1,013     $ 1,866
Trade receivables, less allowance for
doubtful accounts of $855 and $542                                    34,008      31,285
Inventories                                                           22,720      24,896
Real estate held for sale                                              1,843       1,988
Deferred income tax asset, net                                           889       1,033
Customer tooling                                                       1,748       2,449
Other                                                                  6,565       6,720
--------------------------------------------------------------------------------------------
Total current assets                                                  68,786      70,237
--------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT-AT COST                                103,175     102,681
Less accumulated depreciation                                         81,825      78,159
--------------------------------------------------------------------------------------------
Total property, plant and equipment                                   21,350      24,522
--------------------------------------------------------------------------------------------

OTHER ASSETS:
Deferred income tax asset, net                                         3,627       3,604
Other (net of accumulated amortization of                              1,031       1,436
$964 and $540)
Goodwill (net of accumulated amortization                              1,021       1,148
of $767 and $639)
--------------------------------------------------------------------------------------------
                                                                     $ 95,815    $100,947
--------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term obligations                             $  2,105    $  2,105
Accounts payable                                                       24,315      18,720
Accrued compensation and vacation                                       2,303       3,269
Accrued taxes other than income taxes                                   1,146       1,099
Interest payable                                                           54          27
Other                                                                   1,735       3,227
--------------------------------------------------------------------------------------------
Total current liabilities                                              31,658      28,447
--------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
Long-term obligations, less current portion                            17,555      20,596
--------------------------------------------------------------------------------------------
Total long-term liabilities                                            17,555      20,596
--------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTES 5, 6, AND 10)

SHAREHOLDERS' EQUITY
Common stock, no par value, authorized 25,000 shares;
issued and outstanding 9,641 and 9,631                                 38,304      38,273
shares, respectively
Retained earnings                                                       8,053      13,386
Accumulated other comprehensive income                                    245         245
--------------------------------------------------------------------------------------------
Total shareholders' equity                                             46,602      51,904
--------------------------------------------------------------------------------------------
                                                                     $ 95,815    $100,947
--------------------------------------------------------------------------------------------

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF OPERATIONS
                                                               Years Ended
(In thousands, except per share amounts)        July 1, 2000  July 3, 1999 June 27, 1998
----------------------------------------------------------------------------------------
NET SALES                                           $164,353      $178,304      $170,050
Cost of sales                                        149,895       150,284       147,541
----------------------------------------------------------------------------------------
GROSS PROFIT ON SALES                                 14,458        28,020        22,509
OPERATING EXPENSES:
Research, development and engineering                  2,846         4,879         4,579
Selling                                                6,333         9,341         8,291
General and administrative                             8,739         8,648         8,465
----------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                               (3,460)        5,152         1,174
INTEREST EXPENSE                                       1,987         1,887         2,108
OTHER INCOME, NET                                       (278)       (1,480)         (204)
----------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                     (5,169)        4,745          (730)
INCOME TAX PROVISION                                     164         1,701           156
----------------------------------------------------------------------------------------
NET INCOME (LOSS)                                    $(5,333)       $3,044         $(886)
----------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE:
Earnings (loss) per common share
Earnings per common share _ basic                     ($0.55)        $0.32        ($0.09)
                          - diluted                                  $0.31
Weighted average shares outstanding                    9,637         9,631         9,626
Diluted shares outstanding                                           9,786
----------------------------------------------------------------------------------------

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                               Accumulated
                                                                     Other
                                  Common   Stock  Retained   Comprehensive
(In thousands)                    Shares   Amount  Earnings        Income         Total
----------------------------------------------------------------------------------------
BALANCES, JUNE 28, 1997            9,611   $38,165   $11,228          $424       $49,817
----------------------------------------------------------------------------------------
Comprehensive income:
Net loss _ 1998                                         (886)                       (886)
Other comprehensive income:
Foreign currency translation                                          (179)         (179)
Total comprehensive income                                                        (1,065)
Exercise of stock options             20       108                                   108
----------------------------------------------------------------------------------------
BALANCES, JUNE 27, 1998            9,631   $38,273   $10,342          $245       $48,860
----------------------------------------------------------------------------------------
Comprehensive income:
Net income _ 1999                                      3,044                       3,044
----------------------------------------------------------------------------------------
BALANCES, JULY 3, 1999             9,631   $38,273   $13,386          $245       $51,904
----------------------------------------------------------------------------------------
Comprehensive income:
Net loss _ 2000                                       (5,333)                     (5,333)
Exercise of stock options             10        31                                    31
----------------------------------------------------------------------------------------
BALANCES, JULY 1, 2000             9,641   $38,304    $8,053          $245       $46,602
----------------------------------------------------------------------------------------

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Years Ended
(In thousands)                                    July 1, 2000    July 3, 1999    June 27, 1998
-----------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $(5,333)       $3,044       $(886)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH
PROVIDED (USED) BY OPERATING ACTIVITIES:
Depreciation and amortization                          6,330         6,882       9,577
Provision for obsolete inventory                        (359)        1,674       1,850
Provision for doubtful receivables                       562           334          75
Provision for warranty                                   372         1,269       1,477
Provision for litigation                                   -          (900)          -
Gain on disposal of assets                               (43)       (1,263)       (244)
Deferred income tax provision                            121           836        (578)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Trade receivables                                     (3,286)       (8,516)      3,811
Inventories                                            2,535        (1,847)     (4,142)
Customer tooling                                         701         2,406      (1,839)
Other assets                                          (1,182)       (1,951)     (1,083)
Accounts payable                                       5,595         3,195       1,206
Accrued compensation and accrued vacation               (966)          519        (283)
Other liabilities                                     (1,791)       (1,457)     (1,127)
----------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                  3,256         4,225       7,814
----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                    (1,439)       (2,288)     (7,096)
Proceeds from sale of property and equipment              92         1,043          80
----------------------------------------------------------------------------------------
CASH USED BY INVESTING ACTIVITIES                     (1,347)       (1,245)     (7,016)
----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs                                 -             -         (44)
Proceeds from issuance of common stock                    31             -         108
Proceeds from long-term obligations                        -             -       3,047
Payments on long-term obligations                     (2,793)       (1,402)     (6,433)
----------------------------------------------------------------------------------------
CASH USED BY FINANCING ACTIVITIES                     (2,762)       (1,402)     (3,322)
----------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (853)        1,578      (2,524)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           1,866           288       2,812
CASH AND CASH EQUIVALENTS, END OF YEAR                $1,013        $1,866        $288
----------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Key Tronic Corporation and subsidiaries (the Company) is engaged in contract design and manufacturing (CDM) services for original equipment manufacturers
(OEMs), and also manufactures keyboards and other input devices.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the Company and its wholly owned subsidiaries in Ireland, Mexico, and China. Intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include primarily the allowance for doubtful receivables, the provision for obsolete and non-saleable inventories, the valuation allowances on deferred tax assets, and the provision for warranty costs. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates fair value.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out (FIFO) method. The provision to adjust inventory to market value for obsolete and non-saleable inventories was approximately $2,349,000 and $3,066,000 at July 1, 2000 and July 3, 1999,
respectively. The Company provides for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage.

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

VALUATION OF LONG-LIVED ASSETS

The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews assets for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. Impaired assets are reported at the lower of cost or fair value. At July 1, 2000, it was determined that the Company's assets were appropriately valued. No assets were written down during the fiscal year ended July 1, 2000.

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

Accrued warranty costs at July 1, 2000 and July 3, 1999, were $454,000 and $724,000, respectively.

NET SALES

Sales are generally recognized when products are shipped. Provisions for estimated sales returns are not significant. The Company provides for doubtful accounts receivable primarily based on specific identification.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering expenses include unreimbursed costs of contract design and manufacturing (CDM) services as well as design and engineering costs associated with the production of custom keyboards. Such costs are charged to expense as incurred.

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

FOREIGN CURRENCY TRANSLATION ADJUSTMENT

The functional currency of the Company's subsidiaries in Ireland, Mexico and China is the U.S. dollar. Realized foreign currency transaction gains and losses are included in general and administrative expenses. Until the end of fiscal year 1998, assets and liabilities of the Company's subsidiary in Taiwan had been translated to U.S. dollars at year-end exchange rates. Revenues and expenses had been translated at average exchange rates. Translation gains and losses had been included in a separate component of shareholders' equity. The foreign currency translation adjustment of $179,000 for the year ended June 27, 1998, which was included in the Consolidated Statements of Shareholders' Equity was a result of final liquidation entries for the Company's subsidiary in Taiwan and was included in other comprehensive income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values reflected in the balance sheets at July 1, 2000 and July 3, 1999, reasonably approximate the fair value of cash and cash equivalents. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is estimated to be $19.0 million and $22.0 million, respectively, as of July 1, 2000 and July 3, 1999, which approximates the carrying values of $19,041,557 as of July 1, 2000 and $22,082,485 as of July 3, 1999.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to
Employees", and "SFAS No. 123 "Accounting for Stock-Based Compensation".   Under
SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 73 months in 2000, 72 months in 1999, and 69 months in 1998, respectively; stock volatility, 64.34% in 2000, 57.2% in 1999, and 58.36% in 1998, respectively; risk free interest rates, 6.16% in 2000, 6.03% in 1999, and 5.81% in 1998, respectively and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 2000, 1999, and 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been ($5,747,000) ($.60 loss per share) in 2000, $2,122,000 ($.22 income per share) in 1999, and ($1,764,000) ($.19 loss per share) in 1998. The weighted average fair values of options granted during fiscal years 2000, 1999, and 1998 were $4.38, $2.88, and $2.34 per share, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended, was adopted by the Company on July 2, 2000. SFAS No. 133 and the related amendments establishes accounting and reporting standards for derivative instruments and hedging activities. Under this statement, certain derivatives are recognized at fair market value, and changes in fair market value are recognized as gains or losses. The impact of adoption will not be material to the Company's financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements", which summarized the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a material impact on the Company's operations or financial position.

RECLASSIFICATIONS

Certain reclassifications of prior year balances have been made for consistent presentation with the current year.

FISCAL YEAR

The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2000, 1999, and 1998 ended on July 1, 2000, July 3, 1999, and June 27, 1998, respectively. Fiscal year 2001 will end on June 30, 2001.

2.   INVENTORIES
                                               July 1, 2000       July 3, 1999
                                               -------------------------------
Components of inventories were as follows:             (in thousands)
          Finished goods                           $8,378           $13,008
          Work-in-process                           2,512             2,134
          Raw materials                            14,179            12,820
          Reserve for obsolescence                 (2,349)           (3,066)
                                   -------------------------------------------
                                                  $22,720           $24,896
                                   ===========================================


3.   PROPERTY, PLANT AND EQUIPMENT

                                 Life
                                (in years)       July 1, 2000    July 3, 1999
                                ----------------------------------------------
                                                         (in thousands)
    Land                                         $  2,486          $  2,486
    Buildings and improvements  3 to 30            16,944            16,795
    Equipment                   1 to 10            70,473            69,821
    Furniture and fixtures      3 to 5             13,272            13,579
                                ----------------------------------------------
                                                 $103,175          $102,681
                                ==============================================

4.  RELATED PARTY TRANSACTIONS

(a) The Company has life insurance policies on the life of its founder with net death benefits totaling approximately $3,000,000. Of these, policies with death benefits totaling $750,000 have been designated to fund obligations of the Company to the founder's spouse in the event of his death and, accordingly, such obligations are not recorded in the financial statements. Net cash values of such policies are recorded in the amount of $339,000 and $439,000 in 2000 and 1999, respectively, and are included in other noncurrent assets.

(b) Hiller Investment Company (HIC), beneficially owned by Stanley Hiller, Jr., who resigned as a member of the Board of Directors effective March 1, 2000, incurred various overhead expenses, consulting services and travel expenses on behalf of the Company. The cost of these services, which were charged against general and administrative expense, amounted to approximately $164,000 in 1998. There were no services provided in either fiscal year 2000 or 1999, and no amounts were owed to HIC as of July 1, 2000 and July 3, 1999.

(c) Stanley Hiller Jr. has a 66.73% equity interest in Hiller Key Tronic Partners, L.P. (HKT Partners), a Washington limited partnership. Current directors and officers collectively have a 5.73% equity interest in HKT Partners. HKT Partners received 1,070,396 shares of restricted common stock in 1997 pursuant to a restricted stock agreement. The restrictions lapse at a rate of one third each year over the course of three years beginning in March of 1998. During fiscal years 2000 and 1999, distributions in kind of 356,798 shares and 356,798 shares, respectively, were completed among the partners. As of July 1, 2000, HKT Partners continues to hold 356,798 shares of restricted common stock of the Company (see Note 9).

5.  LONG-TERM OBLIGATIONS

The Company maintains secured financing with General Electric Capital Corporation (GECC). This secured financing agreement originally contained an $11 million term note and a revolving credit agreement for up to $30 million. During the second quarter of fiscal year 1998, the Company entered into an operating lease agreement with GECC, which reduced the borrowing limit on the revolving loan by $4.2 million. The agreement is secured by the assets of the Company. The agreement contains financial covenants that relate to maximum capital expenditures, minimum debt service coverage, minimum earnings before interest expense, income tax, depreciation, and amortization, and maximum leverage percentages. In addition to these financial covenants, the financing agreement restricts investments, disposition of assets, and payment of dividends. At July 1, 2000 and July 3, 1999, the Company was in compliance with all debt covenants.

The term note is payable in quarterly installments of principal, each in the amount of $500,000 which began in March 1998 and matures in December 2002. In addition to these scheduled payments, the Company is also paying $21,000 per month against the term note to GECC under a separate agreement with GECC resulting from the Company's lease of its Cheney facility to an outside party. If debt service coverage is greater than 1.4, this note bears interest at one and three-quarters percent (1.75%) in excess of the applicable London Interbank Offered Rate (LIBOR). If debt service coverage is less than or equal to 1.4, this note bears interest at two percent (2.00%) in excess of the applicable LIBOR rate. Subsequent to July 1, 2000, these interest rates were increased to two and three-quarters (2.75%) and three percent (3.00%), respectively. At July 1, 2000, the applicable LIBOR rate was 6.68%, and the applicable interest rate was 8.43%.

The revolving loan with GECC is renewable and covers an initial period of five years expiring on December 31, 2001. If debt service coverage is greater than 1.4, the applicable interest rate is one and one-half percent (1.50%) in excess of the applicable LIBOR rate. If debt service coverage is less than or equal to 1.4, the applicable interest rate is one and three-quarters percent (1.75%) in excess of the applicable LIBOR rate. Subsequent to July 1, 2000, these interest rates were increased to two and one-half (2.50%) and two and three-quarters (2.75%), respectively. At July 1, 2000, the Company had two LIBOR contracts in place to cover its revolving debt. The applicable LIBOR rates were 6.65% and 6.67%, and the applicable interest rates were 8.15% and 8.17%. At July 1, 2000, approximately $10.1 million was available for use under the revolving loan. The Company is required to pay fees of three and three-quarters of one percent (.375%) on the unused revolving loan balance.

Long-term obligations consist of:

                                                 July 1, 2000     July 3, 1999
                                   -------------------------------------------
                                                        (in thousands)
             Note payable                          $ 3,307           $ 5,559
             Revolving loan                         15,735            16,524
             Deferred compensation obligation          618               618
             ----------------------------------------------------------------
             Total long-term obligations            19,660            22,701
             Less current portion                   (2,105)           (2,105)
             ----------------------------------------------------------------
                                                   $17,555           $20,596
             ================================================================

The Company accounts for its post-retirement benefits in accordance with the provisions SFAS No. 106 "Employers' Accounting for Post-retirement Benefits Other than Pensions". Under SFAS No. 106, the Company has recorded a liability for certain compensation related agreements for two former employees. The liability was estimated based upon the present value of future cash payments as specified in the agreements. This cost of $175,000 in 2000, $181,000 in 1999 and $165,000 in 1998 was charged against general and administrative expenses. Principal maturities of long-term obligations at July 1, 2000 are:

               Fiscal Years Ending          (in thousands)
               -------------------------------------------
               2001                             $ 2,105
               2002                              17,146
               2003                                 105
               2004                                 105
               2005                                 105
               Future Years                          94
               -------------------------------------------
               Total                            $19,660
               ===========================================


6.  LEASES

The Company has operating leases for certain equipment and production facilities which expire over periods from one to five years. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more at July 1, 2000, are summarized as follows:

               Fiscal Years Ending          (in thousands)
               -------------------------------------------
               2001                             $2,788
               2002                              1,107
               2003                                 56
               2004                                  5
               2005                                  0
               -------------------------------------------
               Total minimum lease payments     $3,956
               ===========================================

Rental expenses under operating leases were $2,908,000, $2,313,000, and $1,797,000 in 2000, 1999, and 1998, respectively.

7.   INCOME TAXES

 Income taxes consist of the following:

                                                       2000       1999       1998
                                                  ---------------------------------
           Current income taxes:
               Federal                              $    -     $  (94)      $  244
               Foreign                                  43        513          449
               State                                     -         40           41
                                                 ----------------------------------
                                                        43        459          734
           Deferred income taxes:
               Federal                              (2,085)       879         (517)
               Foreign                                   -          -          (16)
               State                                    64        (43)         (45)
                                                 ----------------------------------
                                                    (2,021)       836         (578)
           Change in valuation allowance             2,142        406            -
                                                 ----------------------------------
           Total income taxes                       $  164     $1,701       $  156
                                                 ----------------------------------


The Company's effective tax rate differs from the federal tax rate as follows:

                                                     Year Ended
                                                    July 1, 2000      July 3, 1999      June 27, 1998
                                                    -------------------------------------------------
                                                              (in thousands)
           Federal income tax provision (benefit)
              at statutory rates                        $(1,757)         $1,613            $(248)
           Effect of foreign income (loss)
              at statutory rates                            160            (815)             (65)
           Permanent differences:
              Life insurance premiums                        37              30               33
              Other                                        (461)            (46)               3
           Foreign tax provision (benefit) at
              foreign statutory rate                         43             513              481
           Change in valuation allowance                  2,142             406                -
           Adjustment for effect of beneficial tax rate
              on foreign manufacturing (income) loss          -               -              (48)
                                                    -------------------------------------------------
           Income tax provision                            $164          $1,701             $156
                                                    -------------------------------------------------

In fiscal year 2000, foreign losses increased the Company's effective income tax rate, because such losses are not deductible for U.S. income tax purposes. In 1999 and 1998, foreign income decreased the Company's effective income tax rate, because such income is taxed at a lower rate than U.S. income. The domestic and foreign components of income (loss) before income taxes were:


                                                                       Year Ended
                                                    July 1, 2000      July 3, 1999     June 27, 1998
           ------------------------------------------------------------------------------------------
                                                                     (in thousands)
           Domestic                                     $(4,698)         $3,551          $(3,136)
           Foreign                                         (471)          1,194            2,406
                                                    -------------------------------------------------
           Income (loss) before income taxes            $(5,169)         $4,745          $  (730)
           ==========================================================================================

Deferred income taxes result from temporary differences in the timing of recognition of revenue and expenses. Deferred income tax assets and liabilities consist of the following at:

                                                           July 1, 2000         July 3, 1999
                                                                      (in thousands)

                                                           ---------------------------------
           Allowance for doubtful accounts                         $270            $132
           Inventory                                              1,296           1,450
           Vacation accrual                                         337             401
           Self insurance accrual                                   104             118
           Warranty accrual                                         154             246
           State deferred asset                                     186             250
           Other                                                    357             444
           ---------------------------------------------------------------------------------
           Current deferred income tax assets                     2,704           3,041
           Current portion of valuation allowance                (1,815)         (2,008)
           ---------------------------------------------------------------------------------
           Current deferred income tax assets net
               of valuation allowance                               889           1,033
           =================================================================================
           Deferred compensation                                    210             210
           Depreciation and amortization                            603             627
           Net operating loss carryforwards                      11,713           9,094
           Tax credit carryforwards                                 680             680
           Other                                                   (236)              -
           ---------------------------------------------------------------------------------
           Noncurrent deferred income tax assets                 12,970          10,611
           Valuation allowance net of current portion            (9,343)         (7,007)
           ---------------------------------------------------------------------------------
           Noncurrent deferred income tax assets net
               of valuation allowance                            $3,627          $3,604
           =================================================================================

At July 1, 2000, the Company had tax loss carryforwards of approximately $34.4 million, which expire in varying amounts in the years 2006 through 2020. Additionally, for federal income tax purposes, the Company has approximately $680,000 of general business credit carryforwards which expire in varying amounts in the years 2004 through 2010. Approximately $257,000 of the general business credit carryforwards have an indefinite carryforward period. Foreign income tax expense is calculated at the statutory rate of the foreign taxing jurisdiction.

Management has considered the relative impact of positive and negative evidence, including previous and forecasted revenues and profits/losses, existing contracts and sales backlogs, and other evidence, and believes that it is more allow the realization of the net deferred tax assets within the next five to seven fiscal years.

8. EARNINGS PER SHARE

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

There are no adjustments to the income available to common shareholders for the years ended July 1, 2000, July 3, 1999, and June 27, 1998. The following table presents the Company's calculations of weighted average shares (number of shares):

                                    Adjustments For
For  The Years     Weighted Avg.    Potential Common       Total
Ended:                Shares             Shares
------------------------------------------------------------------
July 1, 2000         9,636,506        Antidilutive       9,636,506

July 3, 1999         9,630,830          155,086          9,785,916

June 27, 1998        9,625,775        Antidilutive       9,625,775


The adjustment for potential common shares of 276,280 and 129,230 as of July 1, 2000 and June 27, 1998 was not included in the calculation of weighted average shares outstanding for such date as the effect was considered to be antidilutive. The number of outstanding options with an exercise price greater than average market price for fiscal years ended July 1, 2000, July 3, 1999, and June 27, 1998 were 1,425,760, 1,054,376, and 1,537,813 respectively.

9.  SHAREHOLDERS' EQUITY

The Company has executive stock option plans for certain key employees. Options under these plans vest over one to five years and become exercisable as they vest. Options under the plans become exercisable in full immediately prior to the occurrence of a "Change in Control" as defined in the plan documents. As of July 1, 2000, 2,795,000 shares have been reserved for issuance and 1,903,640 options were outstanding of which 1,297,140 shares were exercisable. These options expire in ten years from the date of grant. Compensation expense for options will be recorded if the exercise price of the option is less than the closing market price of the stock on the date of grant. There was no compensation expense incurred in conjunction with options in 2000, 1999 or 1998 as all options were granted at fair market value.

The Company also has a stock option plan for "Nonemployee Directors." Options under this plan vest over a three year period and are exercisable as they vest. As of July 1, 2000, 300,000 shares have been reserved for issuance and 142,500 options were outstanding of which 78,750 shares were exercisable. These options expire in ten years from the date of grant.

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


        Following is a summary of employee plan activity:

                                                           Number         Weighted Average
                                           Price Range   of Options        Exercise Price
       ------------------------------------------------------------------------------------
       Outstanding, June, 28, 1997     $3.56 to $16.25     1,253,559            $ 9.93
       Granted during 1998             $2.75 to $ 5.00       763,500            $ 3.83
       Expired or canceled             $5.63 to $16.25      (404,366)           $12.84
       Outstanding, June 27, 1998      $2.75 to $16.25     1,612,693            $ 6.31

       Granted during 1999             $2.75 to $ 5.56       212,500            $ 2.88
       Expired or canceled             $2.75 to $16.25      (134,177)           $ 7.39
       Outstanding, July 3, 1999       $2.75 to $16.25     1,691,016            $ 5.79

       Granted during 2000             $2.81 to $ 6.50       583,500            $ 3.70
       Expired or canceled             $2.75 to $16.25      (217,876)           $ 8.00
       Options exercised               $2.75 to $ 3.88       (10,500)           $ 3.02
       Outstanding, July 1, 2000       $2.75 to $16.25     2,046,140            $ 4.98

Additional information regarding options outstanding as of July 1, 2000, is as follows:

                             Options                 Options
                         Outstanding             Exercisable
-----------------------------------------------------------------------------------------
                            Weighted Avg.
   Range of                 Remaining        Weighted                        Weighted
   Exercise     Number      Contractual      Avg. Exercise     Number       Avg. Exercise
   Prices     Outstanding   Life (yrs.)      Price            Exercisable       Price
-----------------------------------------------------------------------------------------
$ 2.75-$ 4.13    920,380      8.6           $ 2.80             488,630         $ 2.77
$ 4.14-$ 6.20    706,960      6.6           $ 5.11             556,960         $ 5.22
$ 6.21-$ 9.32    299,460      6.0           $ 7.60             210,960         $ 8.07
$ 9.33-$13.99     40,340      4.1           $10.88              40,340         $10.88
$14.00-$16.25     79,000      5.1           $16.25              79,000         $16.25
------------------------------------------------------------------------------------------
$ 2.75-$16.25  2,046,140      7.3           $ 4.98           1,375,890         $ 5.59


Of the 2,046,140 options outstanding as of July 1, 2000, 1,375,890 were exercisable, 1,691,016 options outstanding as of July 3, 1999, 1,090,766 were exercisable, and of the 1,612,693 options outstanding as of June 27, 1998, 673,843 were exercisable.

The Company had one remaining stock warrant outstanding at July 1, 2000. This outstanding stock warrant, dated July 30, 1993, entitles Honeywell, Inc. to purchase 300,000 shares of common stock at $14.00 per share. This stock warrant expired on July 30, 2000.

The Company's Variable Investment Plan is available to employees who have attained age 21. The plan has an Employer's Discretionary Contribution Trust, invested in the Company's stock, and an Employee Contribution Trust consisting of several investment alternatives. The Company contributes an amount equal to 100% of the employee's contribution on the first 2% of the employee's compensation and an additional 25% of the employee's contribution on the following 2% of the employee's compensation. Company contributions to the Trust were $321,724, $397,538, and $416,683, in 2000, 1999, and 1998, respectively.
The Company has an Employee Stock Ownership Plan. No contributions were made to the plan in 2000, 1999, or 1998. The investment in the Company's stock at July 1, 2000, by all employee trusts amounted to 381,344 shares.

In fiscal year 2000, the Company's Board of Directors approved an additional employee stock option plan which increased the number of shares of common stock available for issuance to employees by 425,000 shares.


10.  COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company currently has fifteen lawsuits by computer keyboard users, which are in state or federal courts in New York. These suits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects, which caused or contributed to their injury. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance; however, the likelihood that punitive damages, if awarded, will be covered by insurance is remote. A total of 123 suits have been dismissed in California, Connecticut, Florida, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, Pennsylvania and Texas. One of the 123 dismissed suits is on appeal in New York. No provision has been made to cover any future costs. Management's position will change if warranted by facts and circumstances.

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

CAPITAL EXPENDITURES

The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $555,000 at July 1, 2000.

CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

The Company participates in a very dynamic high-technology industry and believes that a variety of factors could have a material adverse effect on the Company's future financial position or results of operations. Among these factors are: changes in overall demand for outsourcing needs and computer products, increased competition, litigation, risks associated with international operations, success of customers' programs, timing of new programs, new product introductions or technological advances by the Company and its competitors, and changes in pricing policies by the Company and its competitors.

The Company distributes products primarily to OEMs and as a result maintains individually significant accounts receivable balances from various major OEMs. The Company evaluates the credit worthiness of its customers on an ongoing basis and may tighten credit terms on particular customers from time to time.

11.  OTHER INCOME, NET


Other income, net consists of:
                                                    Year Ended
                                            July 1,    July 3,    June 27,
                                               2000       1999        1998
---------------------------------------------------------------------------
                                                      (in thousands)
Gain on sale of real estate - Ireland          $  -     $  775        $  -
Other                                           278        705         204
---------------------------------------------------------------------------
Total                                          $278     $1,480        $204
---------------------------------------------------------------------------


The Company's subsidiary in Dundalk, Ireland sold its building in Dundalk at the end of fiscal year 1999 for approximately $2.3 million and received approximately $1 million at closing. In May of 2000, the Company received $1.0 million payment on this sale. Approximately $300,000 remains in an escrow account in Ireland pending final closing adjustments.

12.   ENTERPRISE-WIDE DISCLOSURES

Management organizes its business around CDM services and keyboards and based on geographic area. These segments have been aggregated as each segment has similar economic characteristics, and the nature of the segments, its production processes, customers and distribution methods are similar.

Of the revenues for the years ended July 1, 2000, July 3, 1999, and June 27, 1998, CDM sales were $91.2 million, $37.1 million, and $18.4 million, respectively. Keyboard sales for the years ended July 1, 2000, July 3, 1999, and June 27, 1998 were $70.5 million, $134.7 million, and $145.3 million, respectively. The remainder of revenues for all years presented were from sales of miscellaneous other products and services.

Information concerning geographic areas for the years ended July 1, 2000, July 3, 1999 and June 27, 1998 is summarized in the following table. Revenues provided below are based on the shipping destination.


(in thousands)                         Domestic International    Total
-------------------------------------------------------------------------
2000
Net sales                              $ 99,077     $65,276    $164,353
Long-lived assets                      $ 20,066     $ 1,284    $ 21,350
-------------------------------------------------------------------------
1999
Net sales                              $102,872     $75,432    $178,304
Long-lived assets                      $ 23,433     $ 1,089    $ 24,522
-------------------------------------------------------------------------
1998
Net sales                              $ 99,123     $70,927    $170,050
Long-lived assets                      $ 28,364     $ 1,566    $ 29,930
-------------------------------------------------------------------------

For the year ended July 1, 2000, 43% of the Company's domestic exports were sold to customers in Europe, 36% were sold to customers in the Far East, and the remaining 21% were spread among customers in Mexico, South America, and Canada. For the year ended July 3, 1999, 58% of the Company's domestic exports were sold to customers in Europe, 30% were sold to customers in the Far East, and the remaining 12% were spread among customers in Mexico, South America, and Canada. For the year ended June 28, 1998, 68% of the Company's domestic exports were sold to customers in Europe, 19% were sold to customers in the Far East, and the remaining 13% were spread among customers in Mexico, South America, and Canada.

SIGNIFICANT CUSTOMERS

One customer accounted for approximately 38%, 24%, and 31% of net sales for the years ended July 1, 2000, July 3, 1999, and June 27, 1998, respectively. This customer accounted for approximately 45% and 23% of trade receivables at July 1, 2000 and July 3, 1999, respectively. Another customer accounted for approximately 13% of net sales in fiscal year 2000. This customer accounted for 9% of trade receivables in 2000. Another customer accounted for approximately 9%, 11% and 13% of net sales in 2000, 1999, and 1998, respectively. This customer accounted for approximately 4% and 6% of trade receivables at July 1, 2000 and July 3, 1999, respectively. A fourth customer accounted for approximately 8%, 13%, and 7% of sales in fiscal years 2000, 1999 and 1998, respectively. This customer accounted for approximately .9% and 5% of trade receivables in 2000 and 1999, respectively. No other customers accounted for more than 10% of net sales for years ended July 1, 2000, July 3, 1999, and June 27, 1998.

13.  SUPPLEMENTAL CASH FLOW AND NON-CASH INFORMATION

                                                       Year Ended
                                       July 1, 2000  July 3, 1999   June 27, 1998
--------------------------------------------------------------------------------
                                                     (in thousands)
Interest payments                           $ 1,960     $ 1,892       $ 2,142
Income tax payments                         $   395     $   412       $   104
Note received for sale of Ireland
 property (see Note 11)                     $     -     $ 1,479       $     -


14.   RESTRUCTURING CHARGES

As of July 1, 2000, the Company had no remaining reserve for restructuring charges in Ireland. In fiscal year 2000, the Company repaid $177,000 to the Irish Development Authority (IDA) for the repayment of grants, and the remaining amount of $45,000 was paid for severance. The Company currently plans to maintain the Irish plant as its sales, marketing, and distribution facility to service the European community.

     Reserve for Restructuring Obligations
                                                  2000          1999
     -----------------------------------------------------------------
     Balance at beginning of year              $222,000       $457,000
        Amounts paid                            222,000        235,000
     -----------------------------------------------------------------
     Balance at end of year                    $      -       $222,000
     =================================================================

15.   QUARTERLY FINANCIAL DATA   (Unaudited)

                                          Year Ended July 1, 2000
                                    First    Second      Third    Fourth
                                  Quarter   Quarter    Quarter   Quarter
                                  ----------------------------------------
                                  (in thousands, except per share amounts)

Net sales                          $41,775  $41,285    $34,342   $46,951
Gross profit                       $ 5,968  $ 3,339    $   563   $ 4,588
Income (loss) before income taxes  $   285  $(1,819)   $(3,754)  $   119
Net income (loss)                  $   210  $(1,833)   $(3,729)  $    19
Earnings (loss) per common share
  basic and diluted                $   .02  $  (.19)   $  (.39)  $     0
Weighted average shares              9,633     9,635     9,637     9,641
  outstanding                        9,935        NA        NA     9,667
Diluted shares outstanding
Common stock price range 1
   High                            $ 7.250   $ 4.750   $ 4.688   $ 3.625
   Low                             $ 4.125   $ 3.500   $ 3.125   $ 2.500



                                          Year Ended July 3, 1999
                                    First    Second      Third    Fourth
                                  Quarter   Quarter    Quarter   Quarter
                                  ----------------------------------------

Net sales                          $42,304  $47,973    $45,155   $42,872
Gross profit                       $ 6,996  $ 7,589    $ 7,630   $ 5,805
Income before income taxes         $   771  $ 1,288    $ 1,720   $   966
Net income                         $   493  $   859    $ 1,002   $   690
Earnings  (loss) per common        $   .05  $   .09    $   .10   $   .07
   share basic and diluted
Weighted average shares
   Outstanding                      9,631     9,631      9,631     9,631
Diluted shares outstanding          9,631     9,705      9,857     9,877
Common stock price range 1
   High                            $2.813   $ 4.812    $ 5.938   $ 5.625
   Low                             $1.750   $ 2.375    $ 3.188   $ 3.625

-----------------
1High and low stock prices are based on the daily closing price reported by the NASDAQ National Market System. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.

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

As of July 1, 2000 and July 3, 1999 there were approximately 1,442 and 1,482 common shareholders of record, respectively.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
        None

                                  PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DALE F. PILZ - Director

Mr. Pilz, age 74, has been a director of the Company since April 1992. On March 1, 2000, Mr. Pilz was elected Chairman of the Board. Mr. Pilz was Chief Executive Officer of Flowind Corporation from 1986 to 1990. He served as President of Omninet Corporation from 1985 to 1986. Prior to that, Mr. Pilz was Chief Executive Officer and President of GTE Sprint Communications from 1983 to 1985 and also served as Chief Executive Officer and President of GTE Spacenet Corporation from 1983 to 1985.

WENDELL J. SATRE - Director

Mr. Satre, age 82, has been a director of the Company since 1988 and served as Chairman of the Board of Directors from July 1991 through August 1995. Mr. Satre also served as a director from 1983 through 1986 and served as Acting President of the Company from August 1991 through February 1992. Mr. Satre is the retired Chairman of the Board and Chief Executive Officer of the Washington Water Power Company, a public utility headquartered in Spokane, Washington. Mr. Satre also serves on the Board of Directors of Output Technology Corporation and The Coeur d'Alenes Company.

YACOV A. SHAMASH - Director

Dr. Shamash, age 50, has been a director of the Company since 1989. He has been the Dean of Engineering and Applied Sciences at the State University of New York campus at Stony Brook since 1992. Professor Shamash developed and directed the NSF Industry/University Cooperative Research Center for the Design of Analog/Digital Integrated Circuits from 1989 to 1992 and also served as Chairman of the Electrical and Computer Engineering Department at Washington State University from 1985 until 1992.

CLARENCE W. SPANGLE - Director

Mr. Spangle, age 75, has been a director of the Company since July 1992. A former Chairman of Memorex and President of Honeywell Information Systems, Mr. Spangle has been an independent management consultant since 1985. Mr. Spangle also serves on the Board of Directors of Apertus Technologies, Inc.

WILLIAM E. TERRY - Director

Mr. Terry, age 67, has been a director of the Company since August 1992. Mr. Terry retired from Hewlett-Packard in December 1993 where he served in a number of executive positions during the past 35 years. Mr. Terry also serves on the Board of Directors of Altera Corporation and Phase Materials.

PATRICK SWEENEY - Director

Mr. Sweeney, age 65, has been a director of the Company since July 27, 2000.
Mr. Sweeney was President and CEO of Hadco Corporation from 1991 through 1995 and formerly served as Hadco's Vice President/Chief Financial Officer and Vice President of Operations. Prior to that, Mr. Sweeney was the Vice President of International Manufacturing at Wang - USA from 1981 through 1986 and also served as Managing Director of Ireland for Wang and as Plant Manager of its Galway division and its Clonmel division. Mr. Sweeney also serves on the Board of Directors of Photo Machining Inc., Manufacturers' Services Ltd. Advisory Board, Aimware, Pentus, Piercom, Asic Alliance, Raidtec and Info.Mosaic.

JACK W. OEHLKE - Director, President and Chief Executive Officer

Mr. Oehlke, age 54, has been President and Chief Executive officer of the Company since June 1997. From October 1995, he served as Chief Operating Officer. Previously, he served as Senior Vice President of Operations from January 1995 to October 1995 and Vice President of Manufacturing Operations of the Company from December 1993 to January 1995. Mr. Oehlke served as Director of Operations, Director of Quality and in various management positions within manufacturing, engineering and quality functions of the Microswitch Division of Honeywell, Inc. from 1968 to 1993.

RONALD F. KLAWITTER - Executive Vice President of Administration and Chief Financial Officer

Mr. Klawitter, age 48, has been Executive Vice President of Administration, CFO, and Treasurer since July 1997. He was Vice President of Finance, Secretary and Treasurer of the Company from October 1995 to July 1997 and was Acting
Secretary from November 1994 to October 1995 and Vice President of Finance and Treasurer from 1992 to October 1995. From 1987 to 1992, Mr. Klawitter was Vice President, Finance at Baker Hughes Tubular Service, a subsidiary of Baker Hughes, Inc.

CRAIG D. GATES - Executive Vice President of Marketing, Engineering, and
Sales

Mr. Gates, age 41, has been Executive Vice President of Marketing, Engineering and Sales since July 1997. Previously he was Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana. From 1982 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch.

EFREN R. PEREZ - Vice President of S.W. Operations

Mr. Perez, age 60, has served as Vice President of S.W. Operations since July 1997. Previously he was the Managing Director of S.W. Operations from July 1996 to July 1997 and Director of S.W. Operations from July 1995 to June 1996. Following the Company's acquisition of the Honeywell, Inc. Keyboard Division, Mr. Perez served as Plant Manager in Juarez from July 1993 to July 1995. He served as Plant Manager in Juarez for the Keyboard Division of Honeywell, Inc. from February 1989 to July 1993. Mr. Perez is a graduate of the University Of Mexico with a B.S. in Physics.

MICHAEL D. CHARD - Vice President of Materials

Mr. Chard, age 42, has been Vice President of Materials of the Company since July 28, 2000. From February 1999 to July 28, 2000, he held various management positions with the Company in planning, quality assurance, and materials. From January 1997 to January 1999, he was Vice President of Product Delivery at Wang Global and its predecessor Olivetti North America. From 1983 to 1996, he held various management positions in finance, marketing, and operations at ISC Systems, the predecessor to Olivetti North America. He holds a BA Degree in Business and Accounting from Washington State University and is a Certified Public Accountant.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:
Incorporated by reference to Key Tronic Corporation's 2000 Proxy Statement to Shareholders.

ITEMS 11, 12 AND 13: EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSAC-TIONS.

Information appearing under the captions "Executive Compensation", "Beneficial Ownership of Securities", "Certain Relationships and Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's 2000 Proxy Statement is incorporated herein by this reference.

                                         PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS AND SCHEDULE

                                                                       Page in
                                                                      Form 10-K
FINANCIAL STATEMENTS
   Independent Auditors' Report                                              13
   Consolidated Balance Sheets, as of July 1, 2000 and July 3, 1999          14
   Consolidated Statements of Operations for
     the years ended July 1, 2000, July 3, 1999, and June 27, 1998           15

   Consolidated Statements of Shareholders' Equity
     for the years ended July 1, 2000, July 3, 1999, and June 27, 1998       15

   Consolidated Statements of Cash Flows for the
     years ended July1, 2000, July 3, 1999, and June 27, 1998                16

   Notes to Consolidated Financial Statements                             17-29

SCHEDULE

   Independent Auditors' Consent and Report on Financial Statement Schedule  34

      II. Consolidated Valuation and Qualifying Accounts                     35

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

      (o)   Officer Employment Agreement                                  (ix)

      (p)   Executive Stock Option Plan                                    (x)

      (q)   Secured Financing Agreement With The CIT Business Group, Inc. (xi)

      (r)   Secured Financing Agreement With General Electric Capital
               Corporation                                               (xii)

      (s)   Executive Stock Option Plan 2000                            (xiii)

      (t)   Employment Contract                                          (xiv)

(13)   2000 Annual Report to Shareholders (to the extent set forth in
           Parts I, II, and IV (a) of this report).

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

3 KTI Limited                       4 Key Tronic Europe, LTD
  100% owned by Key Tronic Europe,    100% owned subsidiary
  LTD                                 Incorporated in the Cayman Islands
  Incorporated in Ireland

5 Key Tronic Juarez, SA de CV       6 Key Tronic China LTD
  100% owned subsidiary               100% owned subsidiary
  Incorporated in Mexico              Incorporated in the State of Washington

7 Key Tronic Far East Pte LTD       8 Key Tronic Computer Peripherals
  100% owned subsidiary               (Shanghai) Co. LTD
  Incorporated in Singapore           100% owned subsidiary
                                      Incorporated in Republic of China

9 Key Tronic Reynosa, S.A. de CV
  100% owned subsidiary
  Incorporated in Mexico

(23) Independent Auditors' Consent and Report on Financial Statement Schedule

INDEPENDENT AUDITORS' CONSENT AND REPORT ON FINANCIAL STATEMENT SCHEDULE

We consent to the incorporation by reference in Registration Statement No. 333-70917 on Form S-8 of our report dated August 25, 2000 appearing in this Annual Report on Form 10-K of Key Tronic Corporation and subsidiaries (the Company) for the year ended July 1, 2000.

We have audited the consolidated financial statements of the Company as of July 1, 2000 and July 3, 1999, and for each of the three years in the period ended July 1, 2000 and have issued our report thereon dated August 25, 2000; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14(A). This financial statement schedule is the responsibility of the Company's management.

Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Seattle, Washington
September 12, 2000



                                    PART IV

SCHEDULE II

                         KEY TRONIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                             FISCAL YEARS ENDED JULY 1, 2000
                              JULY 3, 1999 AND JUNE 27, 1998

                                                   2000        1999           1998
                                               --------------------------------------
Allowance for Obsolete Inventory

Balance at beginning of year                   $3,065,901    $2,739,390     $2,937,609
Provision charged to income                      (358,922)     1,673,574     1,850,199
Dispositions                                     (358,139)    (1,347,063)   (2,048,418)
                                               --------------------------------------
Balance at end of year                         $2,348,840    $3,065,901     $2,739,390

Allowance for Doubtful Accounts
-------------------------------

Balance at beginning of year                   $  542,430    $  885,042     $  905,129
Provision charged to income                       562,000       333,873             75
Write-offs and reinstatements                    (249,096)     (676,485)       (20,162)
                                               ---------------------------------------
Balance at end of year                         $  855,334    $  542,430     $  885,042

Reserve for Litigation
----------------------

Balance at beginning of year                   $        -    $  900,000     $  900,000
Cost incurred-net of recoveries                         -      (900,000)             -
                                               ---------------------------------------
Balance at end of year                         $        -    $  900,000     $        -


Accrued Warranty Costs
----------------------
Balance at beginning of year                   $  723,884    $  664,379     $  576,201
Provision charged to income                       371,861     1,269,096      1,476,796
Costs incurred                                   (641,986)   (1,209,591)    (1,388,618)
                                               ---------------------------------------
Balance at end of year                         $  453,759    $  723,884     $  664,379

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   September 13,  2000

                                    KEY TRONIC CORPORATION

                                    By:   /s/ Jack W. Oehlke

                                    Jack W. Oehlke, Director, President,
                                    and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Jack W. Oehlke                                 September 13, 2000
Jack W. Oehlke                                            Date
(Director, President and
 Chief Executive Officer)

/s/ Ronald F. Klawitter                            September 13, 2000
Ronald F. Klawitter                                       Date
(Principal Financial Officer)

/s/ Dale F. Pilz                                   September 13, 2000
Dale F. Pilz                                              Date
(Director)

/s/ Wendell J. Satre                               September 13, 2000
Wendell J. Satre                                          Date
(Director)

/s/ Yacov A. Shamash                               September 13, 2000
Yacov A. Shamash                                          Date
(Director)

/s/ Clarence Spangle                               September 13, 2000
Clarence Spangle                                          Date
(Director)

/s/ Patrick Sweeney                                September 13, 2000
Patrick Sweeney                                           Date
(Director)

/s/ William E. Terry                               September 13, 2000
William E. Terry                                          Date
(Director)