Form 10-Q
period 2000-09-30
KEY TRONIC CORP
filed 2000-11-15
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                        Commission File Number
September 30, 2000                                            Number 0-11559

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

     At October 26, 2000, 9,668,330 shares of Common Stock, no par value (the only class of common stock), were outstanding.


                             KEY TRONIC CORPORATION

                                     Index

                                                                       Page No.

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements:

         Consolidated Balance Sheets - September 30, 2000 (Unaudited)
            and July 1, 2000                                            3-4

         Consolidated Statements of Income (Unaudited)
            First Quarters Ended September 30, 2000
            And October 2, 1999                                           5

         Consolidated Statements of Cash Flows (Unaudited)
            First Quarters  Ended September 30, 2000
            and October 2, 1999                                           6

         Notes to Consolidated Financial Statements                     7-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 8-12


PART II. OTHER INFORMATION:

Item 1.  Legal Proceedings                                              13

Item 4.  Submission of Matters to a Vote of Security Holders            13

Item 5.  Other Events                                                   13


Item 6.  Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                              14

                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                        September 30, 2000      July 1 , 2000
                                                        -------------------------------------
                                                               (Unaudited)

ASSETS
Current assets:

Cash and cash equivalents                                          $ 1,170           $ 1,013
Trade receivables, less allowance for doubtful
   accounts of $275 and $855                                        43,976            34,008
Inventories                                                         24,456            22,720
Real estate held for sale                                            1,806             1,843
Deferred income tax asset, net                                         671               889
Customer tooling                                                     1,445             1,748
Other                                                                9,368             6,565
                                                                     -----             -----

   Total current assets                                             82,892            68,786
                                                                    ------            ------

Property, plant and equipment - at cost                            103,129           103,175
 Less accumulated depreciation                                      82,872            81,825
                                                                    ------            ------

   Total property, plant and equipment                              20,257            21,350
                                                                    ------            ------


Other assets:

Deferred income tax asset, net                                       3,846             3,627
Other (net of accumulated amortization of $1,053 and $964)             692             1,031
Goodwill (net of accumulated amortization of $799 and $767)            989             1,021
                                                                       ---           -------
                                                                  $108,676           $95,815
                                                                  ========           =======

See accompanying notes to consolidated financial statements.


                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (continued, in thousands)


                                                        September 30, 2000      July 1, 2000
                                                        ------------------------------------
                                                                (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term obligations                           $ 2,150           $ 2,105
Accounts payable                                                    31,074            24,315
Accrued compensation and vacation                                    2,995             2,303
Accrued taxes other than income taxes                                  910             1,146
Interest payable                                                        46                54
Other                                                                1,543             1,735
                                                                     -----             -----

      Total current liabilities                                     38,718            31,658
                                                                    ------            ------

Long-term obligations, less current portion                         23,072            17,555
                                                                    ------            ------


Commitments and contingencies (Note 2)

Shareholders' equity:

Common stock, no par value, authorized
 25,000 shares; issued and outstanding
 9,668 and 9,641 shares                                             38,382            38,304
Retained earnings                                                    8,259             8,053
Accumulated other comprehensive income                                 245               245
                                                                       ---               ---

      Total shareholders' equity                                    46,886            46,602
                                                                    ------            ------

                                                                  $108,676           $95,815
                                                                  ========           =======

See accompanying notes to consolidated financial statements.



                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                                                   First Quarters Ended
                                                        September 30, 2000   October 2, 1999
                                                      --------------------------------------
                                                      (in thousands, except per share amounts)

Net sales                                                    $51,214          $41,775
Cost of sales                                                 45,910           35,807
                                                              ------           ------
Gross profit                                                   5,304            5,968

Operating expenses:
Research, development and engineering                            814              880
Selling                                                        1,534            2,183
General and administrative                                     2,135            2,243
                                                               -----          -------

Operating income                                                 821              662
Interest expense                                                 566              495
Other income                                                     (57)            (118)
                                                                ----           -----

Income before income tax provision                               312              285
Income tax provision                                             106               75
                                                                 ---               --
Net income                                                      $206             $210
                                                                ====             ====


Earnings per share:

Earnings per common share - basic and diluted
                                                                $.02            $ .02

See accompanying notes to consolidated financial statements.


                         KEY TRONIC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                First Quarters  Ended
                                                        September 30, 2000   October 2, 1999
                                                        ------------------------------------
                                                                     (in thousands)


Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
 Net income                                                     $206              $210
Adjustments to reconcile net income to
 cash used in operating activities:
  Depreciation and amortization                                1,573             1,678
  Provision for obsolete inventory                               250              (210)
  Provision for doubtful receivables                             198                25
  Provision for warranty                                          50               (50)
  Gain on disposal of assets                                      (4)              (25)
  Deferred income taxes                                            0               282
Changes in operating assets and liabilities:
  Trade receivables                                          (10,166)           (3,036)
  Inventories                                                 (1,986)           (1,111)
  Customer tooling                                               214              (249)
  Other assets                                                (2,610)              921
  Accounts payable                                             6,759              (990)
  Accrued compensation and vacation                              692              (686)
  Other liabilities                                             (383)             (854)
                                                                -----            -----
Cash used in operating activities                             (5,207)           (4,095)
                                                              -------            ------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                     4                33
  Purchase of property and equipment                            (179)             (437)
                                                                -----            -----
Cash used in investing activities                               (175)             (404)
                                                                -----            ----

Cash flows from financing activities:
Issuance of common stock                                          79                13
Proceeds from long-term obligations                            6,023             4,782
Payments on long-term obligations                               (563)             (563)
                                                                -----             ----
Cash (used in) provided by financing activities                5,539             4,232
                                                               -----             -----


Net increase (decrease) in cash and cash equivalents             157              (267)
                                                                 ---             -----

Cash and cash equivalents, beginning of period                 1,013             1,866
                                                               -----             -----
Cash and cash equivalents, end of period                      $1,170            $1,599
                                                              ======            ======


See accompanying notes to consolidated financial statements.

                    KEY TRONIC CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

     The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments of a normal and recurring nature necessary for a fair presentation of results of operations for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended July 1, 2000.


1.    INVENTORIES

                                                September 30, 2000        July 1, 2000
                                                                (in thousands)

     Finished goods                                         $7,157            $8,378
     Work-in-process                                         2,924             2,512
     Raw materials and supplies                             17,002            14,179
     Reserve for obsolescence                               (2,627)           (2,349)
                                                           -------           -------
                                                           $24,456           $22,720
                                                           =======           =======


2.    COMMITMENTS

The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $512,000 at September 30, 2000.

3. LONG-TERM OBLIGATIONS


   Long-term obligations consist of:

                                                September 30, 2000        July 1, 2000
                                                               (in thousands)

   Note payable - GECC
      (General Electric Capital Corporation)           $ 2,744            $ 3,307
   Revolving line                                       21,757             15,735
   Deferred compensation obligation                        721                618
                                                           ---                ---
                                                        25,222             19,660
         Less current portion                           (2,150)            (2,105)
                                                        ------            -------
                                                       $23,072            $17,555
                                                       =======            =======


4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                             First Quarters Ended
                                                September 30, 2000           October 2, 1999
                                                                (in thousands)

Interest payments                                             $574               $481
Income tax payments                                            136                 57


5.    INCOME TAXES

     The income tax provision for the first quarter of fiscal year 2001 was $106,000 versus income tax provisions of $75,000 for the first fiscal quarter of the prior year. The $106,000 provision for the first quarter of fiscal year 2001 is the result of provisions on the earnings of foreign subsidiaries. The Company's tax expense is primarily from the income taxes on the earnings of the Company's foreign subsidiaries. The $75,000 provision for the first quarter of fiscal year 2000 was net of $288,000 in tax benefits on losses of foreign subsidiaries. The Company has tax loss carryforwards of approximately $34.4 million that expire in varying amounts in the years 2006 through 2020.


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

      There were no adjustments to the income available to common shareholders for the first quarters ended September 30, 2000 and October 2, 1999. The following table presents the Company's calculations of weighted average shares outstanding (number of shares):

                                                                                                   '
                                              Adjustment for Potential
                       Weighted Avg. Shares        Common shares             Total


For the Quarter Ended

September 30,  2000         9,655,171                    293,139              9,948,310

October 2, 1999             9,633,230                    301,817              9,935,047


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     Operating activities used $5.2 million of cash during the first quarter of fiscal year 2001 versus $4.1 million during the same period of the prior year. This change in cash for operating activities is due primarily to the Company's increased accounts receivables offset in part by increased accounts payable. The increase in accounts receivable is due primarily to increased sales and delayed payments by one of the Company's significant customers while the increase in accounts payable was attributable primarily to increased purchased materials for future Electronic Manufacturing Services (EMS) projects. In previous filings, EMS was designated as Contract Design and Manufacturing (CDM).

     During the first quarter of fiscal year 2001, $0.2 million was expended in capital additions versus $0.4 million spent in capital additions in the same period in the previous fiscal year. The Company anticipates capital expenditures of approximately $2.3 million through the remainder of the current fiscal year ending June 30, 2001. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS, pages 11-12. Capital expenditures are expected to be financed with internally generated funds.

     The Company has a financing agreement, which contains a term note for up to $11,000,000 and a revolving loan for up to $30 million. During the second quarter of fiscal year 1998, the company entered into an operating lease arrangement with GECC which reduced the borrowing limit by $4.2 million. The revolving loan agreement and term note are secured by the assets of the corporation. The agreement contains financial covenants that relate to maximum capital expenditures, minimum debt service coverage, minimum earnings before interest expense, income tax, depreciation, amortization, and maximum leverage percentages. In addition to these financial covenants, the financing agreement restricts investments, disposition of assets, and payment of dividends. At September 30, 2000 and July 1, 2000, the Company was in compliance with all debt covenants.

     The term note is payable in quarterly installments of principal, each in the amount of $500,000, which commenced in March 1998 and will end in December 2002. In addition to these scheduled payments, the Company is also paying $21,000 per month against the term note, which is a special agreement with GECC resulting from the Company's lease of its Cheney facility. If debt service coverage is greater than 1.4, this note bears interest at two and three-quarters percent (2.75%) in excess of the applicable London Interbank Offered Rate (LIBOR). If debt service coverage is less than or equal to 1.4, this note bears interest at three percent (3.00%) in excess of the applicable LIBOR rate. At September 30, 2000, the applicable LIBOR rate was 6.62%, and the applicable interest rate was 9.62%.

     The revolving loan with GECC is renewable and covers an initial period of five years expiring on December 31, 2001. If debt service coverage is greater than 1.4, the applicable interest rate is two and one-half percent (2.5%) in excess of the applicable LIBOR rate. If debt service coverage is less than or equal to 1.4, the applicable interest rate is two and three-quarters percent (2.75%) in excess of the applicable LIBOR rate. At September 30, 2000, the Company had two LIBOR contracts outstanding, one for $5 million and one for $12 million. The LIBOR rate on the $5 million and $12 million LIBOR contract was 6.62%, and the applicable interest rate was 9.37%. LIBOR rates fluctuate on a daily basis. Interest on additional borrowing under the revolving loan is charged at an index rate at 10%. At September 30, 2000, there was $21.8 million borrowed on the revolving loan and approximately $4.0 million available for use under the revolving loan. The Company is required to pay fees of .0375% on the unused revolving loan balance.

     The revolving loan balance has increased $6.0 million since the Company's fiscal year end at July 1, 2000. This increase can be attributed to cash needs resulting from increased trade receivables and slower than expected payments from customers.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's major market risk relates to its secured debt. A portion of the Company's accounts receivable and inventories are used as collateral for its term and revolving debt. The interest rates applicable to the Company's debt fluctuate with the LIBOR. Over the past fiscal quarter the highest LIBOR rate was 6.68%. LIBOR rates fluctuate on a daily basis.

     The Company does not enter into derivative transactions or leveraged swap agreements.

     Although the Company has international operations, the functional currency for all active subsidiaries, is the U.S. dollar. The Company imports for its own use raw materials that are used in its manufacturing operations. Such purchases are denominated in U.S. dollars and are paid under normal trade terms.

NET SALES

     Net sales for the fiscal 2001 first quarter ended September 30, 2000 were $51.2 million compared to $41.8 million for the first quarter of the previous year. The increase is due to increased business in the Company's EMS projects.

     EMS revenue accounted for 75.1% of total revenue in the first quarter of fiscal year 2001 versus 45.9% of total revenue in the first quarter of fiscal year 2000. The increase in EMS revenue as a percentage of sales is a direct result of the company's strategy to grow this part of it's business.

     Keyboard unit shipments decreased 54% for the first quarter of fiscal year 2001 compared to the first quarter of fiscal year 2000, while the average selling price remained fairly consistent. The decrease in units shipped is due primarily to decreased customer orders for keyboards. The decrease in keyboard revenues was offset in part by the increase in EMS revenue.

COST OF SALES

     Cost of sales were 89.6% of revenue in the first quarter of fiscal year 2001, compared to 85.7% for the first quarter of fiscal year 2000. The cost of sales percentage increased as a result of keeping up with higher sales volume. During the first quarter of fiscal year 2001, management placed additional emphasis on material cost reductions through negotiations with major suppliers, as well as changed product designs.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, development and engineering (RD&E) expenses were $0.8 million in the first quarter of fiscal year 2001 and $0.9 million for the same period of fiscal year 2000. As a percentage of sales, RD&E expenditures were 1.6% in the first quarter of fiscal year 2001, compared to 2.1% for the same period of the prior year. These decreases were due primarily to project delays and cost controls during the fiscal year 2001.

SELLING EXPENSES

     Selling expenses were $1.5 million in the first quarter of fiscal year 2001 compared to $2.2 million in the first quarter of fiscal year 2000. Selling expenses as a percentage of revenue were 3.0% for the quarter compared to 5.2% in the same quarter of fiscal year 2000. These decreases can be attributed to reduced distribution keyboard sales, which resulted in lower costs for volume incentive rebates and cooperative advertising.

GENERAL AND ADMINISTRATIVE

     General and administrative (G&A) expenses remained fairly constant. They were $2.1 million in the first quarter of fiscal 2001 and $2.2 million for 2000. As a percentage of revenue, G&A expenses were 4.2% in the third quarter of fiscal year 2001 versus 5.4% in the same quarter of the prior year.

INTEREST

     Interest expense was $566,000 in the first quarter of fiscal 2001 compared to $495,000 for the first quarter of fiscal year 2000. This increase resulted from higher interest rates associated with additional borrowing required to cover operating expenses.

INCOME TAXES

     The income tax provision for the first quarter of fiscal year 2001 was $106,000 versus income tax provisions of $75,000 for the first fiscal quarter of the prior year. The $106,000 provision for the first quarter of fiscal year 2001 is the result of provisions on the earnings of foreign subsidiaries. The Company's tax expense is primarily from the income taxes on the earnings of the Company's foreign subsidiaries. The $75,000 provision for the first quarter of fiscal year 2000 was net of $288,000 in tax benefits on losses of foreign subsidiaries. The Company has tax loss carryforwards of approximately $34.4 million that expire in varying amounts in the years 2006 through 2020.

ESOP

     No contributions to the Employee Stock Ownership Plan (ESOP) were made during the first quarter of fiscal years 2001 and 2000.

BACKLOG

     The Company's backlog at the end of first fiscal quarter of fiscal year 2001 was $23.6 million compared to $35 million at the end of fiscal year 2000 and $11.5 million at the end of the first quarter of fiscal year 2000. The decrease in the backlog from fiscal year end is attributable in part to orders shipped in the fourth quarter of fiscal year 2000 that had been held up in the third quarter by part shortages from Asian suppliers.

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

Competition. The EMS and keyboard industries are intensely competitive. Most of the Company's principal competitors are headquartered in Asian countries that have a low cost labor force. Those competitors may offer customers lower prices on certain high volume programs. This could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's business, operating results and financial condition. In addition, competitors can copy the Company's non-proprietary designs after the Company has invested in development of products for customers, thereby enabling such competitors to offer lower prices on such products due to savings in development costs.

Concentration of Major Customers. At present, the Company's customer base is highly concentrated, and there can be no assurance that its customer base will not become more concentrated. Three of the Company's EMS customers accounted for 38%, 9%, and 8% of net sales during fiscal 2000. In 1999, these same customers accounted for 24%, 11% and 13% of the Company's net sales. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company's customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company's major customers or the reduction, delay or cancellation of orders from such customers could materially and adversely affect the Company's business, operating results and financial condition.

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

Dilution and Stock Price Volatility. As of September 30, 2000, there were outstanding options and warrants for the purchase of approximately 2,000,000 shares of common stock of the Company (Common Stock), of which options and warrants for approximately 1,400,000 shares were vested and exercisable.
Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

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




                             KEY TRONIC CORPORATION






                 /s/ Jack W. Oehlke                         November 15, 2000
                 Jack W. Oehlke                                      Date
                 (Director, President and
                 Chief Executive Officer)





                 /s/ Ronald F. Klawitter                    November 15, 2000
                 Ronald F. Klawitter                                 Date
                 Principal Financial Officer
                 Principal Accounting Officer


                                   SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.