Form 10-Q
period 2000-12-30
KEY TRONIC CORP
filed 2001-02-12
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

Quarter Ended December 30, 2000	Commission File Number Number 0-11559

KEY TRONIC CORPORATION

Washington (State of Incorporation)	91-089125 (I.R.S. Employer Identification No.

North 4424 Sullivan Road
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

      At February 12, 2001, 9,672,580 shares of Common Stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

Index

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 30, 2000 (Unaudited)	July 1, 2000
Assets
Current assets:
Cash and cash equivalents	$3,176	$1,013
Trade receivables, less allowance for doubtful accounts of $329 and $855	38,926	34,008
Inventories	22,792	22,720
Real estate held for sale	1,770	1,843
Deferred income tax asset, net	721	889
Customer tooling	3,281	1,748
Other	10,445	6,565

Total current assets	81,111	68,786

Property, plant and equipment - at cost	102,369	103,175
less accumulated depreciation	83,774	81,825

Total property, plant and equipment	18,595	21,350

Other assets:
Deferred income tax asset, net	3,795	3,627
Other (net of accumulated amortization of $1,376 and $964)	616	1,031
Goodwill (net of accumulated amortization of $957 and $767)	957	1,021

	$105,074	$95,815

See accompanying notes to consolidated financial statements.
Return to Index.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 30, 2000 (Unaudited)	July 1, 2000
LIABILITIES AND SHAREHOLDERS' EQUITIES
Current liabilities:

Current portion of long-term obligations	$150	$2,105
Accounts payable	26,597	24,315
Accrued compensation and vacation	2,914	2,303
Accrued taxes other than income taxes	986	1,146
Interest payable	72	54
Deferred gain on sale	3,329	0
Other	2,601	1,735

Total current liabilities	36,649	31,658

Long-term obligations, less current portion	21,525	17,555

Commitments and contingencies (Notes 2 and 3)
Shareholders' equity:

Common stock, no par value, authorized 25,000 shares; issued and outstanding 9,672,580 and 9,641,330 shares	38,393	38,304
Retained earnings	8,262	8,053
Accumulated other comprehensive income	245	245

Total shareholders' equity	46,900	46,602

	$105,074	$95,815

See accompanying notes to consolidated financial statements.
Return to Index.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Second Quarters Ended
	December 30, 2000	January 1, 2000
(in thousands, except per share amounts)

Net sales	$52,586	$41,285
Cost of sales	48,100	37,946

Gross profit	4,486	3,339

Operating expenses:
Research, development and engineering	566	867
Selling	1,208	1,595
General and administrative	2,514	2,244

Operating income (loss)	198	(1,367)
Interest expense	674	492
Other income, net	(657)	(39)

Income (loss) before income tax provision	181	(1,820)
Income tax provision	178	13
Net Income (loss)	$3	$(1,833)

Earnings (loss) per share:
Earnings per common share - basic and diluted	$.00	$(.19)

See accompanying notes to consolidated financial statements.
Return to Index.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Two Quarters Ended
	December 30, 2000	January 1, 2000
(in thousands, except per share amounts)

Net sales	$103,800	$83,060
Cost of sales	94,010	73,753

Gross profit	9,790	9,307

Operating expenses:
Research, development and engineering	1,380	1,747
Selling	2,742	3,778
General and administrative	4,649	4,488

Operating income (loss)	1,019	(706)
Interest expense	1,232	987
Other income, net	(706)	(158)

Income (loss) before income tax provision	493	(1,535)
Income tax provision	284	88
Net Income (loss)	$209	$(1,623)

Earnings (loss) per share:
Earnings per common share - basic and diluted	$.02	$(.17)

See accompanying notes to consolidated financial statements.

 Return to Index.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Two Quarters Ended
	December 30, 2000	January 1, 2000
(in thousands)

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	$209	$(1,623)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	3,111	3,341
Provision for obsolete inventory	250	(249)
Provision for doubtful receivables	433	55
Provision for warranty	170	172
Gain on disposal of assets	(661)	(27)
Deferred income taxes	0	121
Changes in operating assets and liabilities:
Trade receivables	(5,351)	1,612
Inventories	(322)	(826)
Customer tooling	(1,783)	1,060
Other assets	(3,624)	(1,675)
Accounts payable	2,282	(604)
Accrued compensation and vacation	611	(1,147)
Other liabilities	657	(351)

Cash used in operating activities	(4,018)	(141)

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,095	76
Proceeds from sale leaseback of real estate	4,030	0
Purchase of property and equipment	(245)	(983)

Cash provided (used) in investing activities	4,880	(907)

Cash flows from financing activities:
Proceeds from issuance of common stock	89	13
Proceeds from long-term obligations	6,919	1,644
Payments on long-term obligations	(5,707)	(1,126)

Cash provided by financing activities	1,301	531

Net increase (decrease) in cash and cash equivalents	2,163	(517)

Cash and cash equivalents, beginning of period	1,013	1,866

Cash and cash equivalents, end of period	$3,176	$1,349

See accompanying notes to consolidated financial statements.

 Return to Index.

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

1.    INVENTORIES

	December 30, 2000	July 1, 2000
(in thousands)

Finished Goods	$9,180	$8,378
Work-in-process	2,417	2,512
Raw materials and supplies	13,846	14,179
Reserve for obsolescence	(2,651)	(2,349)

	$22,792	$22,720

2.    PROPERTY AND EQUIPMENT

      On December 27, 2000, the Company sold two contiguous parcels of land and its corporate headquarters building in Spokane to Royal Hills Associates L.L.C. (RHA) for approximately $6 million in cash. In connection with the sale, the Company entered into a 10-year lease agreement with RHA for one floor of the two-story building, which the Company will continue to occupy as its headquarters. The initial monthly rent is $30,875 plus allocated expenses. Proceeds from the sale of these properties was used to pay off the balance of the Company's term loan with General Electric Capital Corporation (GECC) in the amount of $2,702,000, and to pay down the Company's revolving line of credit (also with GECC) by $2.4 million. The sale resulted in a gain on one parcel of land of approximately $650,000, which is included in other income.

      Under the terms of the sale agreement, the Company has guaranteed rent on the second floor of the building for a period of one-year following the closing date of December 27, 2000. The guaranteed rent is $31,250 per month plus allocated expenses. If RHA is successful in securing a tenant for the second floor prior to the end of the one-year rental guarantee period, the Company's obligation to make monthly rental guarantee payments will cease when RHA begins receiving rental payments from the second-floor tenant.

      Under the guidance of FASB Statement No. 66 Accounting for Sale of Real Estate, a seller-lessee cannot recognize any profit on the sale of an asset if it retains substantially all of the benefits and risks incident to the property sold. As the Company's guaranteed rent provision for the second floor of the building constitutes continuing involvement, no profit was recognized on the building or the land upon which it is built. A gain was recognized on the separate contiguous parcel of land. This gain is included in other income.

      The Company will recognize the deferred gain on sale over the 10 year lease agreement.

3.    COMMITMENTS

      The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $488,000 at December 30, 2000.

4.    LONG-TERM LIABILITIES

      Long-term liabilities consist of:

	December 30, 2000	July 1, 2000
(in thousands)

Note payable	$0	$3,307
Revolving line	20,253	15,735
Deferred compensation obligation	721	618
Deferred gain on sales	701	0

	21,675	19,660
Less current portion	(150)	(2,150)

	$21,525	$17,555

5.    SUPPLEMENTAL CASH FLOW INFORMATION

Two Quarters Ended

	December 30, 2000	January 1, 2000
(in thousands)

Interest Payments	$1,233	$963
Income tax payments	310	205

Return to Index.

6.    INCOME TAXES

      The income tax provision for the second quarter of fiscal year 2001 was $178,000 versus a provision of $13,000 for the second fiscal quarter of the prior year. The $178,000 provision for the second quarter of fiscal year 2001 is the result of provisions on the earnings of foreign subsidiaries. The $13,000 provision for the second quarter of fiscal year 2000 was net of $176,000 in tax benefits on losses of both domestic and foreign operations. The Company has tax loss carryforwards of approximately $34.4 million that expire in varying amounts in the years 2006 through 2020.

7.    ADOPTION OF FINANCIAL ACCOUNTING STANDARDS NO. 128

      Basic earnings per share (EPS) is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares and common share equivalents outstanding during the period. The Company uses the Treasury Stock Method in calculating the dilutive effect of common stock equivalents.

      Because of the dilutive nature of outstanding options and warrants, the loss for the quarter and two quarters ended January 1, 2000 creates an antidilutive effect. Therefore, the weighted average diluted shares equals the basic weighted average shares.

      There were no adjustments to the income available to common shareholders for the second quarters ended December 30, 2000 and January 1, 2000. The following table presents the Company's calculations of weighted average shares outstanding (number of shares):

	Weighted Avg. Shares	Adjustment for Potential Common Shares	Total
For the Quarters Ended

December 30, 2000	9,670,808	246,074	9,916,882

January 1, 2000	9,634,830	172,992	9,807,822

For Two Quarters Ended

December 30, 2000	9,662,989	265,601	9,928,590

January 1, 2000	9,634,034	226,779	9,860,833

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

      Operating activities used $4.0 million of cash during the first two quarters of fiscal year 2001 versus $0.1 million used by operating activities during the same period of the prior year. This change in cash in operating activities is due primarily to the Company's increase in accounts receivable. The increase was due to increased sales on electronics manufacturing services (EMS) projects in the two quarters ended December 30, 2000. In previous filings, EMS was designated as contract design and manufacturing (CDM).

      During the first two quarters of fiscal year 2001, $0.2 million was expended in capital additions versus $1 million spent in capital additions in the same period in the previous fiscal year. The Company anticipates capital expenditures of approximately $2.3 million through the remainder of the current fiscal year ending June 30, 2001. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See risks and uncertainties that may affect future results, pages 11-12. Capital expenditures are expected to be financed with internally generated funds.

      The Company has a financing agreement, which contains a revolving loan for up to $30 million and a term note for up to $11 million. During the second quarter of fiscal year 1998, the company entered into an operating lease arrangement with GECC which reduced the borrowing limit by $4.2 million. The revolving loan agreement is secured by the assets of the corporation. The agreement contains financial covenants that relate to maximum capital expenditures, minimum debt service coverage, minimum earnings before interest expense, income tax, depreciation, amortization, and maximum leverage percentages. In addition to these financial covenants, the financing agreement restricts investments, disposition of assets, and payment of dividends. At December 30, 2000 and July 1, 2000, the Company was in compliance with all debt covenants.

      A term note was payable in quarterly installments of principal, each in the amount of $500,000, which commenced in March 1998 and ended on December 27, 2000 due to the pay-off of the term note with proceeds from the sale of the Spokane headquarters facility. In addition to these scheduled payments, the Company was paying $21,000 per month against the term note, which is a special agreement with GECC resulting from the Company's lease of its Cheney facility. If debt service coverage is greater than 1.4, this note bears interest at two and three-quarters percent (2.75%) in excess of the applicable London Interbank Offered Rate (LIBOR). If debt service coverage is less than or equal to 1.4, this note bears interest at three percent (3.00%) in excess of the applicable LIBOR rate. At December 30, 2000, the applicable LIBOR rate was 6.62%, and the applicable interest rate was 9.62%.

      The revolving loan with GECC is renewable and covers an initial period of five years expiring on December 31, 2001. If debt service coverage is greater than 1.4, the applicable interest rate is two and one-half percent (2.5%) in excess of the applicable LIBOR rate. If debt service coverage is less than or equal to 1.4, the applicable interest rate is two and three-quarters percent (2.75%) in excess of the applicable LIBOR rate. At December 30, 2000, the Company had two LIBOR contracts outstanding, one for $5 million and one for $10 million. The LIBOR rate on the $5 million and $10 million LIBOR contract was 6.62%, and the applicable interest rate was 9.37%. LIBOR rates fluctuate on a daily basis. Interest on additional borrowing under the revolving loan is charged at an index rate at 10%. At December 30, 2000, there was $20.3 million borrowed on the revolving loan and approximately $5.5 million available for use under the revolving loan. The Company is required to pay fees of .0375% on the unused revolving loan balance.

      The revolving loan balance has increased $4.6 million since the Company's fiscal year end at July 1, 2000. This increase can be attributed to cash needs resulting from increased trade receivables and slower than expected payments from customers.

      On December 27, 2000, the Company sold two contiguous parcels of land and its corporate headquarters building in Spokane to Royal Hills Associates L.L.C. (RHA) for approximately $6 million in cash. In connection with the sale, the Company entered into a 10-year lease agreement with RHA for one floor of the two-story building, which the Company will continue to occupy as its headquarters. The initial monthly rent is $30,875 plus allocated expenses. Proceeds from the sale of these properties was used to pay off the Company's term loan with General Electric Capital Corporation (GECC) in the amount of $2,702,000, and to pay down the Company's revolving line of credit (also with GECC) by $2.4 million. The sale resulted in a gain on one parcel of land of approximately $650,000, which is included in other income.

      Under the terms of the sale agreement, the Company has guaranteed rent on the second floor of the building for a period of one-year following the closing date of December 27, 2000. The guaranteed rent is $31,250 per month plus allocated expenses. If RHA is successful in securing a tenant for the second floor prior to the end of the one-year rental guarantee period, the Company's obligation to make monthly rental guarantee payments will cease when RHA begins receiving rental payments from the second-floor tenant.

      Under the guidance of FASB Statement No. 66 Accounting for Sale of Real Estate, a seller-lessee cannot recognize any profit on the sale of an asset if it retains substantially all of the benefits and risks incident to the property sold. As the Company's guaranteed rent provision for the second floor of the building, constitutes continuing involvement, no profit was recognized on the building or the land upon which it is built. A gain was recognized on a separate parcel of land. This gain is included in other income.

      The Company will recognize the deferred gain on sale over the 10 year lease agreement.

      Real estate held for sale located in Cheney, Washington is carried at the lower of cost or net realizable value. In September of 1997, the Company signed a five year operating lease with a local company for this property. The lease terms include an option to buy the property upon notice at any time during the course of the lease.

      The Company believes that cash, cash equivalents, funds available under the line of credit, and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's major market risk relates to its secured debt. A portion of the Company's accounts receivable and inventories are used as collateral for its term and revolving debt. The interest rates applicable to the Company's debt fluctuate with the LIBOR. Over the past fiscal quarter the highest LIBOR rate was 6.65%. LIBOR rates fluctuate on a daily basis.

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

NET SALES

      Net sales for the fiscal 2001 second quarters which ended December 30, 2000 were $52.6 million compared to $41.3 million for the second quarter of the previous year. For the six months ended December 30, 2000, sales were $103.8 million compared to $83.1 million for the same period of the previous year. The increase is due to increased business in the Company's EMS projects.

      EMS revenue accounted for 78.1% of total revenue in the second quarter of fiscal year 2001 versus 47.5% of total revenue in the second quarter of fiscal year 2000. For the six months ended December 30, 2000, EMS revenue accounted for 76.6% of total revenue versus 49.0% of total revenue for the same time period of the prior fiscal year. The increase in EMS revenue as a percentage of sales is a direct result of the company's strategy to grow this part of it's business.

      While the pipeline of EMS business from new customers continues to grow, Key Tronic's largest customer has recently decided to terminate a major project and delay shipments for two other significant programs due to market conditions. This will adversely affect revenues for the third quarter.

      Keyboard unit shipments decreased 53% for the second quarter of fiscal year 2001 compared to the second quarter of fiscal year 2000, while the average selling price increased 23% for six months ended December 30, 2000, unit shipments decreased 49% over the same period of the prior year while the average selling price increased 3%. The decrease in units shipped is due primarily to decreased customer orders for keyboards. The decrease in keyboard revenues was offset in part by the increase in EMS revenue.

COST OF SALES

      Cost of sales were 91.5% of revenue in the second quarter of fiscal year 2001, compared to 91.9% for the second quarter of fiscal year 2000. Cost of sales were 90.6% of revenue for the six months ended December 30, 2000 compared to 88.8% for the same period of the prior year. The cost of sales percentage increased as a result of keeping up with higher sales volume. During the second quarter of fiscal year 2001, management placed additional emphasis on material cost reductions through negotiations with major suppliers, as well as changed product designs.

RESEARCH, DEVELOPMENT AND ENGINEERING

      Research, development and engineering (RD&E) expenses were $0.6 million in the second quarter of fiscal year 2001 and $0.9 million for the same period of fiscal year 2000. As a percentage of sales, RD&E expenditures were 1.1% in the second quarter of fiscal year 2001, compared to 2.1% for the same period of the prior year. RD&E expenses were $1.4 million for the six months ended December 30, 2000, compared to $1.7 million for the same period of the prior year. As a percentage of sales, RD&E expenditures were 1.3% of the current six month period versus 2.1% for the same period of the prior fiscal year. These decreases were primarily due to recovering the majority of engineering costs from customers.

SELLING EXPENSES

      Selling expenses were $1.2 million in the second quarter of fiscal year 2001 compared to $1.6 million in the second quarter of fiscal year 2000. Selling expenses as a percentage of revenue were 2.3% for the quarter compared to 3.9% in the same quarter of fiscal year 2000. For the six months ended December 30, 2000, selling expenses were $2.7 million compared to $3.8 million for the same period of the prior year. As a percentage of revenue for the current six month period, selling expenses were 2.6% compared to 4.5% for the same period of the prior year. These decreases can be attributed to reduced distribution keyboard sales, which resulted in lower costs for volume incentive rebates and cooperative advertising.

GENERAL AND ADMINISTRATIVE

      General and administrative (G&A) expenses remained fairly constant. They were $2.5 million in the first quarter of fiscal 2001 and $2.2 million for the first quarter of fiscal 2000. As a percentage of revenue, G&A expenses were 4.8% in the second quarter of fiscal year 2001 versus 5.4% in the same quarter of the prior year. For the six months ended December 30, 2000, G&A expenses were $4.7 million compared to $4.5 million for the same period of the prior year. As a percentage of revenue G&A expenses for the first six months of fiscal 2001 were 4.5% versus 5.4% for the same period of the prior year. The percentage decrease is due primarily to increased revenues.

INTEREST

      Interest expense was $674,000 in the second quarter of fiscal 2001 compared to $493,000 for the second quarter of fiscal year 2000. This increase resulted from higher interest rates associated with additional borrowing required to cover operating expenses.

INCOME TAXES

      The income tax provision for the second quarter of fiscal year 2001 was $178,000 versus a provision of $13,000 for the second fiscal quarter of the prior year. The $178,000 provision for the second quarter of fiscal year 2001 is the result of provisions on the earnings of foreign subsidiaries. The $13,000 provision for the second quarter of fiscal year 2000 was net of $176,000 in tax benefits on losses of both domestic and foreign operations. The Company has tax loss carryforwards of approximately $34.4 million that expire in varying amounts in the years 2006 through 2020.

ESOP

      No contributions to the Employee Stock Ownership Plan (ESOP) were made during the second quarter of fiscal years 2001 and 2000.

BACKLOG

      The Company's backlog at the end of second quarter of fiscal year 2001 was $7.6 million compared to $35 million at the end of fiscal year 2000 and $12 million at the end of the second quarter of fiscal year 2000. The decrease in the backlog from fiscal year end is attributable in part to orders shipped in the first six months of fiscal 2001. The Company was unable to ship in the fourth quarter of fiscal 2000 due to component part shortages.

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

Dependence on Key Personnel.    The Company's future success depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to attract and retain qualified employees. The competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of key employees could have a material adverse effect on the Company's business, operating results and financial condition.

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

Technological Change and New Product Risk.    The market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and relatively short product life cycles. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. The Company's success will depend upon its ability to enhance its existing products and services and to develop and introduce, on a timely and cost-effective basis, new products and services that keep pace with technological developments and emerging industry standards and address evolving and increasingly sophisticated customer requirements. Failure to do so could substantially harm the Company's competitive position. There can be no assurance that the Company will be successful in identifying, developing, manufacturing and marketing products that respond to technological change, emerging industry standards or evolving customer requirements.

Dilution and Stock Price volatility.    As of December 30, 2000, there were outstanding options and warrants for the purchase of approximately 2,000,000 shares of common stock of the Company (Common Stock), of which options and warrants for approximately 1,400,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised. The price of the Company's Common Stock may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

 Return to Index.

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings None
Item 4.	Submission of Matters to a Vote of Security Holders None
Item 5.	Other Events
Item 6.	Exhibits and Reports on Form 8-K (a) Exhibits Purchase and Sale Agreement
(b) Reports on Form 8-K None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/s/ Jack W. Oehlke Jack W. Oehlke Director, President and Chief Executive Officer	February 12, 2001 Date

/s/ Ronald F. Klawitter Ronald F. Klawitter Principal Financial Officer (Principal Accounting Officer)	February 12, 2001 Date
Return to Top.