Form 10-Q
period 2001-03-31
KEY TRONIC CORP
filed 2001-05-14
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

Quarter Ended March 31, 2001	Commission File Number Number 0-11559

KEY TRONIC CORPORATION

Washington (State of Incorporation)	91-089125 (I.R.S. Employer Identification No.)

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

      At May 9, 2001, 9,672,580 shares of Common Stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

Index

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2001 (Unaudited)	July 1, 2000
Assets
Current assets:
Cash and cash equivalents	$2,483	$1,013
Trade receivables, less allowance for doubtful accounts of $381 and $855	28,506	34,008
Inventories	24,374	22,720
Real estate held for sale	1,733	1,843
Deferred income tax asset -- current, net	860	889
Customer tooling	542	1,748
Other	7,337	6,565

Total current assets	65,835	68,786

Property, plant and equipment - at cost	101,464	103,175
less accumulated depreciation	84,040	81,825

Total property, plant and equipment	17,424	21,350

Other assets:
Deferred income tax asset, net	3,657	3,627
Other (net of accumulated amortization of $1,093 and $964)	550	1,031
Goodwill (net of accumulated amortization of $863 and $767)	925	1,021

	$88,391	$95,815

See accompanying notes to consolidated financial statements.
Return to Index.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2001 (Unaudited)	July 1, 2000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

Current portion of long-term obligations	$13,398	$2,105
Accounts payable	23,640	24,315
Accrued compensation and vacation	3,006	2,303
Accrued taxes other than income taxes	1,069	1,146
Interest payable	32	54
Deferred sales proceeds	3,077	0
Other	2,732	1,735

Total current liabilities	46,954	31,658

Long-term obligations, less current portion	1,272	17,555

Commitments and contingencies (Notes 2 and 3)
Shareholders' equity:

Common stock, no par value, authorized 25,000 shares; issued and outstanding 9,673 and 9,641 shares	38,393	38,304
Retained earnings	1,527	8,053
Accumulated other comprehensive income	245	245

Total shareholders' equity	40,165	46,602

	$88,391	$95,815

See accompanying notes to consolidated financial statements.
Return to Index.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Third Quarters Ended
	March 31, 2001	April 1, 2000
(in thousands, except per share amounts)

Net sales	$32,228	$34,342
Cost of sales	34,297	33,779

Gross margin	(2,069)	563

Operating expenses:
Research, development and engineering	745	666
Selling	1,093	1,257
General and administrative	2,334	1,942

Loss from operations	(6,241)	(3,302)
Interest expense	460	495
Other income	(139)	(43)

Loss before income tax provision	(6,562)	(3,754)
Income tax provision (benefit)	173	(25)
Net loss	$(6,735)	$(3,729)

Loss per share:
Loss per common share - basic and diluted	$(.70)	$(.39)

See accompanying notes to consolidated financial statements.
Return to Index.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Quarters Ended
	March 31, 2001	April 1, 2000
(in thousands, except per share amounts)

Net sales	$136,028	$117,402
Cost of sales	128,307	107,532

Gross margin	7,721	9,870

Operating expenses:
Research, development and engineering	2,125	2,413
Selling	3,835	5,035
General and administrative	6,984	6,430

Loss from operations	(5,223)	(4,008)
Interest expense	1,692	1,482
Other income	(846)	(202)

Loss before income tax provision	(6,069)	(5,288)
Income tax provision	457	64
Net loss	$(6,526)	$(5,352)

Loss per share:
Loss per common share - basic and diluted	$(.68)	$(.56)

See accompanying notes to consolidated financial statements.

Return to Index.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Quarters Ended
	March 31, 2001	April 1, 2000
(in thousands)

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net loss	$(6,526)	$(5,352)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	4,610	4,912
Provision for obsolete inventory	250	(399)
Provision for doubtful receivables	463	132
Provision for warranty	220	322
Gain on disposal of assets	(736)	(34)
Deferred income taxes	0	121
Changes in operating assets and liabilities:
Trade receivables	5,039	1,676
Inventories	(1,904)	(132)
Customer tooling	1,911	1,487
Other assets	(1,558)	(1,047)
Accounts payable	(675)	108
Accrued compensation and vacation	703	(622)
Deferred sales proceeds	(252)	0
Other liabilities	782	(398)

Cash provided by operating activities	2,327	774

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,212	83
Proceeds from sale leaseback of real estate	4,030	0
Purchase of property and equipment	(394)	(1,366)

Cash provided by (used in) investing activities	4,848	(1,283)

Cash flows from financing activities:
Proceeds from issuance of common stock	89	31
Proceeds from long-term obligations	0	796
Payments on long-term obligations	(5,794)	0

Cash provided by (used in) financing activities	(5,705)	827

Net increase in cash and cash equivalents	1,470	318

Cash and cash equivalents, beginning of period	1,013	1,866

Cash and cash equivalents, end of period	$2,483	$2,184

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

1.    INVENTORIES

	March 31, 2001	July 1, 2000
(in thousands)

Finished Goods	$10,600	$8,378
Work-in-process		2,512
Raw materials and supplies	14,119	14,179
Reserve for obsolescence	(2,650)	(2,349)

	$24,374	$22,720

2.    COMMITMENTS

        The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $540,000 at March 31, 2001.

3.    LONG-TERM OBLIGATIONS

         Long-term obligations consist of:

	March 31, 2001	July 1, 2000
(in thousands)

Note payable	$0	$3,307
Revolving line	13,248	15,735
Other	701	0
Deferred compensation obligation	721	618

	14,670	19,660
Less current portion	(13,398)	(2,150)

	$1,272	$17,555

     The revolving loan has been classified as current, since the 5 year contract with General Electric Capital Corporation (GECC) expires on July 31, 2001. The revolving loan will continue to be classified as current until a new agreement is reached. The Company was out of compliance with two loan covenants at March 31, 2001. The Company received a waiver and amendment to the credit agreement from the lender that decreased the maximum borrowing base from $25.8 million to $20.0 million and increased the applicable interest rate by 2%.

5.    SUPPLEMENTAL CASH FLOW INFORMATION

Three Quarters Ended

	March 31, 2001	April 1, 2000
(in thousands)

Interest payments	$1,747	$1,383
Income tax payments	489	309

Return to Index.

6.    INCOME TAXES

      The income tax provision for the third quarter of fiscal year 2001 was $173,000 versus a provision of $24,500 for the third fiscal quarter of the prior year. The $173,000 provision for the third quarter of fiscal year 2001 is the result of provisions on the earnings of foreign subsidiaries. The $24,500 provision for the third quarter of fiscal year 2000 was net of $176,000 in tax benefits on losses of both domestic and foreign operations. The Company has tax loss carryforwards of approximately $34.4 million that expire in varying amounts in the years 2006 through 2020.

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

      Because of the dilutive nature of outstanding options and warrants, the current quarter's and three quarter's loss creates an antidilutive effect. Therefore, the weighted average diluted shares equals the basic weighted average shares.

      There were no adjustments to the income available to common shareholders for the third quarters and three quarters ended March 31, 2001 and April 1, 2000. The following table presents the Company's calculations of weighted average shares outstanding (number of shares):

	Weighted Avg. Shares	Adjustment for Potential Common Shares	Total
For the Quarter Ended

March 31, 2001	9,672,580	0	9,672,580

April 1, 2000	9,636,660	118,136	9,754,796

For Three Quarters Ended

March 31, 2001	9,666,186	189,579	9,855,765

April 1, 2000	9,634,913	189,990	9,824,903

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

      Operating activities provided $2.3 million of cash during the first three quarters of fiscal year 2001 versus $0.8 million cash provided by operating activities during the same period of the prior year. The fiscal 2001 change in cash is due primarily to the Company's decreased accounts receivable. The decrease in accounts receivable are caused by lower than planned revenues for the quarter due in part because of decreased orders from one of the Company's major customers.

      During the first three quarters of fiscal year 2001, $0.4 million was expended in capital additions versus $1.37 million spent in capital additions in the same period in the previous fiscal year. The Company anticipates capital expenditures of approximately $0.2 million through the remainder of the current fiscal year ending June 30, 2001. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See risks and uncertainties that may affect future results, pages 11-12. Capital expenditures are expected to be financed with internally generated funds.

      The Company has a financing agreement, which contains a revolving loan for up to $30 million. During the second quarter of fiscal year 1998, the company entered into an operating lease arrangement with General Electric Capital Corporation (GECC) which reduced the borrowing limit by $4.2 million. The revolving loan agreement is secured by the assets of the corporation. The agreement contains financial covenants that relate to maximum capital expenditures, minimum debt service coverage, minimum earnings before interest expense, income tax, depreciation, amortization, and maximum leverage percentages. In addition to these financial covenants, the financing agreement restricts investments, disposition of assets, and payment of dividends.

      The revolving loan with GECC covered an initial period of five years and expires on July 31, 2001. If debt service coverage is greater than 1.4, the applicable interest rate is two and one-half percent (2.5%) in excess of the applicable LIBOR rate. If debt service coverage is less than or equal to 1.4, the applicable interest rate is two and three-quarters percent (2.75%) in excess of the applicable LIBOR rate. At March 31, 2001, the Company had one LIBOR contract outstanding for $10 million. The LIBOR rate was 5.08375%, and the applicable interest rate was 7.83375%. LIBOR rates fluctuate on a daily basis. Interest on additional borrowing under the revolving loan is charged at a rate equivalent to current prime rate plus .05%. At March 31, 2001, there was $13.2 million borrowed on the revolving loan and approximately $12.6 million available for use under the revolving loan. The Company is required to pay fees of .0375% on the unused revolving loan balance. The revolving loan has been classified as current, since the 5 year contract with GECC expires on July 31, 2001. The revolving loan will continue to be classified as current until a new agreement is reached. The Company was out of compliance with two loan covenants at March 31, 2001. The Company received a waiver and amendment to the credit agreement from the lender that decreased the maximum borrowing base from $25.8 million to $20.0 million and increased the applicable interest rate by 2%.

      The revolving loan balance has decreased $2.5 million since the Company's fiscal year end at July 1, 2000. This decrease can be attributed to payments made upon collection of significant trade receivables.

      On December 27, 2000, the Company sold two contiguous parcels of land and its corporate headquarters building in Spokane to Royal Hills Associates L.L.C. (RHA) for approximately $6 million in cash. In connection with the sale, the Company entered into a 10-year lease agreement with RHA for one floor of the two-story building, which the Company will continue to occupy as its headquarters. The initial monthly rent is $30,875 plus allocated expenses. Proceeds from the sale of these properties was used to pay off the Company's term loan with GECC in the amount of $2,702,000, and to pay down the Company's revolving line of credit (also with GECC) by $2.4 million. The sale resulted in a gain on one parcel of land of approximately $650,000, which is included in other income.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's major market risk relates to its secured debt. A portion of the Company's accounts receivable and inventories are used as collateral for its term and revolving debt. The interest rates applicable to the Company's debt fluctuate with the LIBOR. Over the past fiscal quarter the highest LIBOR rate was 6.63750%. LIBOR rates fluctuate on a daily basis.

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

NET SALES

      Net sales for the fiscal 2001 third quarter ended March 31, 2001 were $32.2 million compared to $34.3 million for the third quarter of the previous year. For the three quarters ended March 31, 2001, sales were $136.0 million compared to $117.4 million for the same period of the previous year.

      Keyboard shipments decreased 41% for the third quarter of fiscal year 2001 compared to the third quarter of 2000, while the average selling price remained fairly consistent. For the three quarters ended March 31, 2001, unit shipments decreased approximately 46% over the same period of the prior year, while the average selling price increased 7%. The decrease in units shipped and increase in average selling price is due primarily to a more significant drop in original equipment manufacturer (OEM) keyboard units than direct distribution units.

      Non-keyboard revenue accounted for 70.0% of total revenue in the third quarter of fiscal 2001 versus 50.7% of total revenue in the third quarter of fiscal 2000. For the three quarters ended March 31, 2001, non-keyboard revenue accounted for 74.9% of total revenue versus 47.8% of total revenue for the same time period of the prior fiscal year. The increase in non-keyboard revenue as a percentage of sales is a direct result of the company's strategy to grow this part of its business.

COST OF SALES

      Cost of sales were 106% of revenue in the third quarter of year 2001, compared to 98.4% for the third quarter of year 2000. Cost of sales were 94.3% of revenue for the three quarters ended March 31, 2001 compared to 91.6% for the same period of the prior year. The cost of sales percentage increased in part as a result of lower sales volume than was planned for the quarter due to a slowdown of the overall economy. During the third quarter of fiscal year 2001, additional emphasis was placed on material cost reductions through negotiations with major suppliers, as well as changes to product designs that were conducive to lower costs.

RESEARCH, DEVELOPMENT AND ENGINEERING

      Research, development and engineering (RD&E) expenses were $0.7 million in the third quarter of fiscal year 2001 and for the same period of fiscal year 2000. As a percentage of sales, RD&E expenditures were 2.3% in the third quarter of year 2001, compared to 1.9% for the same period of the prior year. RD&E expenses were $2.1 million for the three quarters ended March 31, 2001, compared to $2.4 million for the same period of the prior year. As a percentage of sales, RD&E expenditures were 1.6% for the current three quarters ended versus 2.1% for the same period of the prior fiscal year. The year to date decreases were primarily due to recovering the majority of engineering costs from customers .

SELLING EXPENSES

      Selling expenses were $1.1 million in the third quarter of fiscal year 2001 compared to $1.3 million in the third quarter of fiscal year 2000. Selling expenses as a percentage of revenue were 3.4% for the quarter compared to 3.7% in the same quarter of fiscal year 2000. For the three quarters ended March 31, 2001, selling expenses were $3.8 million compared to $5 million for the same period of the prior year. As a percentage of revenue for the current three quarters ended, selling expenses were 2.8% compared to 4.3% for the same period of the prior fiscal year. These decreases can be attributed to reduced keyboard sales, which resulted in lower costs for volume incentive rebates and cooperative advertising.

GENERAL AND ADMINISTRATIVE

      General and administrative (G&A) expenses were $2.3 million in the third quarter of fiscal 2001 compared to $1.9 in the third quarter of fiscal 2000. As a percentage of revenue, G&A expenses were 7.2% in the third quarter of fiscal year 2001 versus 5.7% in the same quarter of the prior year. For the three quarters ended March 31, 2001, G&A expenses were $7.0 million compared to $6.4 million for the same period of the prior year. As a percentage of revenue G&A expenses for the first three quarters of fiscal 2001 were 5.1% versus 5.5% for the same period of the prior year.

INTEREST

      Interest expense was $460,000 in the third quarter of fiscal 2001 compared to $495,000 for the third quarter of fiscal year 2000. For the three quarters ended March 31, 2001 and April 1, 2000 interest expense was $1,700,000 and $1,500,000 respectively. The level of debt has remained fairly consistent with daily operating expenses.

INCOME TAXES

      The income tax provision for the third quarter of fiscal year 2001 was $173,000 versus a provision of $24,500 for the third fiscal quarter of the prior year. The $173,000 provision for the third quarter of fiscal year 2001 is the result of provisions on the earnings of foreign subsidiaries. The $24,500 provision for the third quarter of fiscal year 2000 was net of $176,000 in tax benefits on losses of both domestic and foreign operations. The Company has tax loss carryforwards of approximately $34.4 million that expire in varying amounts in the years 2006 through 2020.

ESOP

      No contributions to the Employee Stock Ownership Plan (ESOP) were made during the third quarter of fiscal years 2001 and 2000.

BACKLOG

      The Company's backlog at the end of third fiscal quarter of fiscal year 2001 was $8.7 million compared to $35 million at the end of fiscal year 2000 and $17.5 million at the end of the third quarter of fiscal year 2000. The decrease in the backlog from fiscal year end is attributable in part to orders shipped in the first six months of fiscal 2001. The Company was unable to ship in the fourth quarter of fiscal 2000 due to component part shortages.

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

Competition.    The Electrical Manufacturing Services (EMS) and keyboard industries are intensely competitive. Most of the Company's principal competitors are headquartered in Asian countries that have a low cost labor force. Those competitors may offer customers lower prices on certain high volume programs. This could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's business, operating results and financial condition. In addition, competitors can copy the Company's non-proprietary designs after the Company has invested in development of products for customers, thereby enabling such competitors to offer lower prices on such products due to savings in development costs.

Concentration of Major Customers.    At present, the Company's customer base is highly concentrated, and there can be no assurance that its customer base will not become more concentrated. Three of the Company's EMS customers accounted for 38%, 9%, and 8% of net sales during fiscal 2000. In fiscal 1999, these same customers accounted for 24%, 13% and 11% of the Company's net sales. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company's customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company's major customers or the reduction, delay or cancellation of orders from such customers could materially and adversely affect the Company's business, operating results and financial condition.

Capital Resources and Liquidity    The Company's revolving loan with GECC expires on July 31, 2001. Discussions are underway with potential lenders to obtain a revolving credit facility to be secured by inventory and accounts receivable to replace the GECC credit facility. There can be no assurance that the Company's capital raising efforts, including obtaining a new credit facility will be successful. Failure to raise sufficient capital in a timely manner will have a material adverse impact on the Company's business, results of operations, liqudity and cash flows.

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

Dilution and Stock Price volatility.    As of March 31, 2001, there were outstanding options and warrants for the purchase of approximately 2,000,000 shares of common stock of the Company (Common Stock), of which options and warrants for approximately 1,400,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised. The price of the Company's Common Stock may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

Return to Index.

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings None
Item 4.	Submission of Matters to a Vote of Security Holders None
Item 5.	Other Events
Item 6.	Exhibits and Reports on Form 8-K (a) Exhibits None
(b) Reports on Form 8-K None
Return to Index.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/s/ Jack W. Oehlke Jack W. Oehlke Director, President and Chief Executive Officer	May 14, 2001 Date

/s/ Ronald F. Klawitter Ronald F. Klawitter Principal Financial Officer (Principal Accounting Officer)	May 14, 2001 Date
Return to Top.