Form 10-K
period 2001-06-30
KEY TRONIC CORP
filed 2001-09-12
CIK 719733

TABLE OF CONTENTS LINK

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of
The Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File Number
June 30, 2001	0-11559

KEY TRONIC CORPORATION

Washington	91-0849125
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by checkmark if delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non affiliates of the Registrant was $19,619,967 as of June 30, 2001.

The number of shares of Common Stock of the Registrant outstanding as of June 30, 2001 was 9,672,580 shares.

The Exhibit Index is located at page 28.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the extent specified herein:

Document Description	10-K Part
Proxy Statement dated September 26, 2001	III

1

KEY TRONIC CORPORATION
2001 FORM 10-K

2

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

PART I

Item 1.    BUSINESS

Key Tronic Corporation, a Washington corporation organized in 1969, and its subsidiaries (hereinafter collectively called the "Company" or "Key Tronic" unless the context otherwise requires) are engaged in electronic manufacturing services (EMS) for original equipment manufacturers (OEMs) and manufacturing of keyboards for personal computers, terminals, and workstations. The Company operates on a fiscal year that ends on the Saturday closest to June 30. The following discussion relates to three fiscal years of the Company. In previous filings EMS was referred to as contract design and manufacturing (CDM).

BACKGROUND

Historically Key Tronic was a manufacturer of electronic keyboards, but during the course of the past two fiscal years, its focus has changed to electronic manufacturing services (EMS). Presently Key Tronic is known as an independent provider of a mix of EMS services for OEMs. The Company's manufacturing capabilities include circuit board assemblies, tool making, precision molding, proto building, liquid plastic injection molding and printed circuit board assembly (both through-hole and surface mounting).

Operations are currently conducted in facilities in the United States, China, Ireland and Mexico. This global production capability provides customers with benefits of improved supply chain management, reduced inventory, lower transportation costs and reduced product fulfillment time.

The EMS industry is comprised of companies that provide a range of manufacturing services for OEMs. The EMS industry has experienced rapid growth over the past several years as more and more OEMs shift to external manufacturing. Equity Research reports have stated that the EMS market is expected to grow at a rate of 25% over the next three to five years.

KEYBOARD PRODUCTS

During fiscal years 2001, 2000, and 1999, the Company realized revenues of approximately $39.2 million, $70.5 million, and $134.7 million, respectively, from the sale of keyboards representing approximately 24%, 43%, and 76% of total sales. The keyboard market has continued to trend toward standard keyboard layouts. In order to accommodate the demand for standard products, the Company maintains a purchase-from-stock program. The most popular standard layouts are built and stocked for immediate availability. These products serve as enhancements to or replacements for the original system-supplied keyboard.

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

¯	3

contact with the customer while working through changes during design stages. Computer manufacturers place a premium on the ability of the keyboard manufacturer to design and produce keyboards that meet their technical specifications and aesthetic considerations and to deliver in accordance with production schedules. The processes and skills the Company developed and uses in the keyboard market are transferable to and valued in the EMS market. This has resulted in the Company gaining new customers and EMS programs.

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

The Company uses numerous injection molding machines in producing more than 50,000 different keycaps, enclosures and various plastic parts for the products it manufactures. Designs by Key Tronic engineers in both tooling and molding have improved standard processing time and thereby increased productivity. During fiscal 1998, Key Tronic introduced stack molding technology to the manufacturing process. Stacked molds allow the Company to utilize two molds simultaneously thereby producing twice as many parts in nearly the same cycle time used for one part. The molding machines used by the Company employ the latest technology, including the ability to mix plastics and determine the color of finished components as part of the molding process. This automated, pneumatically-fed process, not only allows precise control of color determination, but also results in lower product costs and improved component quality. The Company also produces blank keytops for certain models. The print legends are later added using a laser technology to produce entire key configuration layouts in local languages for the European market.

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

Hewlett Packard accounted for approximately 39 percent, 38 percent, and 24 percent of net sales in 2001, 2000, and 1999, respectively. Lexmark accounted for 27 percent of net sales in 2001 and 13 percent in 2000. Microsoft accounted for approximately 5 percent, 9 percent, and 11 percent of net sales in 2001, 2000, and 1999, respectively. Gateway accounted for approximately 1 percent, 8 percent, and 13 percent of net sales in fiscal years 2001, 2000, and 1999, respectively. No other customer accounted for more than 10 percent of net sales during any of the last three years. In 2001, 2000, and 1999, the five largest customers accounted for 81 percent, 72 percent, and 60 percent of total sales, respectively.

The Company markets its products and services primarily through its direct sales organization aided by distribution sales in the U.S., Canada and Europe. In fiscal 2001, the Company hired a number of outside sales organizations to help promote its electronic manufacturing services.

All OEM keyboards are accompanied by a manufacturer's three-year warranty that provides for repair or replacement of defective products. Retail products carry a one-year to a limited lifetime warranty. The limited lifetime warranty is product specific.

¯	4

FOREIGN MARKETS

Information concerning geographic areas for the years ended June 30, 2001, July 1, 2000, and July 3, 1999 is summarized in the following table.

(in thousands)	Domestic Exports	U.S. Operations	Mexico Operations	Ireland Operations	Far East Operations	Eliminations	Consolidated

2001 Net sales: Unaffiliated customers	$77,842	$76,950	$–	$9,617	$1,456	$–	$165,865
Affiliates	–	6,355	41,829	12	22,312	(70,508)	–

Total	$77,842	$83,305	$41,829	$9,629	$23,768	$(70,508)	$165,865

Income (loss) before income taxes	$–	$(14,714)	$2,955	$(978)	$1,865	$142	$(10,730)

Total assets	$–	$68,394	$20,703	$5,879	$8,056	$(28,661)	$74,371

2000 Net sales: Unaffiliated customers	$53,657	$97,956	$–	$11,616	$1,124	$–	$164,353
Affiliates	–	10,571	22,311	142	20,987	(54,011)	–

Total	$53,657	$108,527	$22,311	$11,758	$22,111	$(54,011)	$164,353

Income (loss) before income taxes	$–	$(6,016)	$1,318	$(1,786))	$1,418	$(103)	$(5,169)

Total assets	$–	$103,271	$7,714	$11,401	$18,854	$(45,425)	$95,815

1999 Net sales: Unaffiliated customers	$57,192	$102,872	$–	$17,650	$590	$–	$178,304
Affiliates	–	9,581	20,297	190	3,493	(33,561)	–

Total	$57,192	$112,453	$20,297	$17,840	$4,083	$(33,561)	$178,304

Income (loss) before income taxes	$–	$1,989	$1,631	$499	$26	$600	$4,745

Total assets	$–	$91,552	$13,585	$15,655	$7,022	$(26,867)	$100,947

Transfers to affiliates are made at prices which approximate market. Intercompany margins are eliminated upon consolidation.

In 2001, $88.9 million, or 53.6% percent of the Company's revenues were from foreign sales, primarily sales in Europe, the Far East, Canada, Mexico and South America. Foreign sales in 2000 and 1999 were $65.3 million and $75.4 million, respectively. Foreign sales are made primarily through the Company's direct sales force in the U.S. and Ireland. Key Tronic Shanghai (KTS), the Company's facility in Shanghai, China, began operations in the third quarter of 1999 and is used to support customers in that area as well as for export.

For additional financial information about foreign operations, see Note 12 to the Consolidated Financial Statements.

BACKLOG

At August 11, 2001, the Company had an order backlog of approximately $81.5 million. This compares with a backlog of approximately $35 million at August 5, 2000. The increase in backlog is attributable in part to increased customer orders from a new EMS customer for fiscal year 2002. The Company also supports two major OEM customers that have expanded their Just-In-Time (JIT) inventory systems, so that orders are not placed in advance but are pulled from a stock location maintained by Key Tronic. Order backlog is not necessarily indicative of future sales. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next fiscal year, although shipment dates are subject to change due to design modifications or other customer requirements. All orders in backlog are expected to be filled within the current fiscal year.

RESEARCH, DEVELOPMENT, AND ENGINEERING

The Company's research, development, and engineering expenses were $2.7 million, $2.8 million, and $4.9 million in 2001, 2000, and 1999, respectively. Research, development and engineering expenses as a percentage of sales were 1.6 percent, 1.7 percent, and 2.7 percent in 2001, 2000, and 1999, respectively. The slight decrease in fiscal year 2001 is a result of greater recovery of engineering design costs.

¯	5

COMPETITION

The Company believes that its principal competitors in the EMS market are: Plexus Corp, SCI Systems, ACT Manufacturing, Celestica, Flextronics International, Jabil Circuits, and Solectron. The principal methods of competition are price, quality and capability.

The Company believes that its principal competitors in the keyboard market are: Chicony, NMB and Siletek.

TRADEMARKS AND PATENTS

The Company owns several keyboard patents. However, since the Company's focus is now electronic manufacturing services, management believes that these patents will not have a significant impact on future revenues. The Key Tronic name and logo are federally registered trademarks, and the Company believes they are valuable assets in its business. In fiscal 2001, Key Tronic began operating under the trade name "KeyTronicEMS" to better represent its primary business concentration.

EMPLOYEES

As of July 28, 2001, the Company had approximately 2,151 employees compared to 2,007 on August 5, 2000. Management considers its employee relations to be excellent. The Company's employees in Ireland and Reynosa are represented by local unions. The Company has never experienced any material interruption of production due to labor disputes.

The Company's employee benefit program includes a bonus program involving periodic payments to all employees based on quarterly before-tax income. The Company maintains a tax-qualified profit sharing plan, a 401(k) plan, which provides a matching company contribution on a portion of the employee's contribution, and also provides group health, life, and disability insurance plans. The Company also offers an Executive Stock Option Plan and an Employee Stock Ownership Plan to certain individuals.

Item 2.    PROPERTIES

On December 27, 2000, the Company sold two contiguous parcels of land and its corporate headquarters building in Spokane to Royal Hills Associates L.L.C. (RHA) for approximately $6 million in cash. In connection with the sale, the Company entered into a 10-year lease agreement with RHA for one floor of the two-story building, which the Company will continue to occupy as its headquarters. The initial monthly rent is $30,875 plus allocated expenses. Under the terms of the sale agreement, the Company has guaranteed the rent on the second floor of the building for one year following the closing date of December 27, 2000 (see Capital Resources and Liquidity for further discussion). Proceeds from the sale of these properties was used to pay off the balance of the Company's term loan with General Electrical Capital Corporation (GECC) in the amount of $2,702,000, and to pay down the Company's revolving line of credit (also with GECC) by $2.4 million. The Company also owns a 165,000 sq. ft. assembly and molding facility in Juarez, Mexico in addition to a 45,000 sq. ft. manufacturing and assembly facility in Las Cruces, New Mexico. The Company leases manufacturing facilities in the Spokane Industrial Park which total 156,000 sq. ft. and two warehouses in El Paso, Texas, totaling 52,800 sq. ft. One of the leases at the industrial park expired on July 31, 2001, while the other facility lease was renewed until July 31, 2003. In Dundalk, Ireland, the Company leases 24,200 sq. ft. of office and warehouse space. This lease expires on March 1, 2002. The two leases in El Paso were renewed during fiscal year 2001, and both expire on July 31, 2003. In March 2000, the Company entered into a five-year lease for a 140,000 sq. ft. manufacturing facility in Reynosa, Mexico. In September 1997, the Company signed a five-year operating lease with a local company for property owned by the Company which is located in Cheney, Washington. The lease terms give the lessee an option to buy the property upon notice at any time during the course of the lease. During the fourth fiscal quarter of 1998, the Company leased space of approximately 36,000 sq. ft. in a building in Shanghai, China. The Company began an assembly operation in this facility in the third quarter of fiscal year 1999. The Company considers its properties in good condition, well maintained and suitable for operations. The Company considers the productive capacity of its current facilities sufficient to carry on the Company's business.

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

¯	6

The Company is also subject to various legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of these matters is not expected to have any material effect on the consolidated financial position or results of operations of the Company.

Also see Note 10 to the June 30, 2001 Consolidated Financial Statements.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5:     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Information

Key Tronic Corporation's common stock is traded in the over-the-counter market and is listed on the NASDAQ National Market System under the symbol KTCC. Quarterly high and low sales prices for Key Tronic common stock for fiscal years 2001 and 2000 were as follows:

	2001		2000
	High	Low	High	Low

First Quarter	5.438	3.000	7.250	4.125
Second Quarter	5.125	2.125	4.750	3.500
Third Quarter	3.031	2.063	4.688	3.125
Fourth Quarter	2.250	1.438	3.625	2.500

High and low stock prices are based on the daily closing price reported by the NASDAQ National Market System. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.

Holders and Dividends

As of June 30, 2001, the Company had 1,400 shareholders of record. The Company's current line of credit agreement contains a covenant that prohibits the declaration or payment of dividends (see Note 5 to Consolidated Financial Statements). The Company has never paid a cash dividend and does not anticipate payment of dividends on its Common Stock in the foreseeable future.

The following selected consolidated financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this Form 10-K.

Item 6:    SELECTED FINANCIAL DATA

KEY TRONIC TEN-YEAR FINANCIAL HIGHLIGHTS
(Dollars in millions, except share amounts)

	2001	2000	1999	1998	1997	1996	1995	1994	1993	1992
Net sales	$165.9	$164.4	$178.3	$170.1	$184.9	$201.0	$207.5	$159.4	$123.3	$124.0

Operating income (loss)	(9.5)	(3.5)	5.2	1.2	1.9	0.2	9.8	(8.3)	3.7	(7.7)

Net income (loss)	(11.4)	(5.3)	3.0	(0.9)	0.3	(1.8)	4.4	(1.1)	3.8	(7.5)

Net income (loss) per share	(1.18)	(.55)	0.32	(0.09)	0.03	(0.22)	0.53	(0.13)	0.49	(0.97)

Depreciation/amortization	5.9	6.3	6.9	9.6	8.9	10.0	8.9	8.6	6.3	6.9

Total assets	74.4	95.8	101.0	97.0	100.2	93.5	115.1	101.9	61.8	62.2

Net working capital	22.9	37.1	41.8	34.6	38.5	28.0	37.7	28.5	20.0	17.2

Long-term debt (net of current)	9.4	17.6	20.6	22.9	27.0	17.3	28.5	26.6	0.8	0.8

Shareholders' equity	35.3	46.6	51.9	48.8	49.8	49.5	51.3	44.5	43.4	40.5

Book value per share	3.65	4.83	5.39	5.06	5.18	5.80	6.06	5.38	5.54	5.21

Cash dividends per share	0	0	0	0	0	0	0	0	0	0

Number of shares outstanding at year end (thousands)	9,673	9,641	9,631	9,631	9,611	8,534	8,456	8,271	7,837	7,757

Number of employees at year end	2,151	1,926	1,951	2,721	2,429	2,824	2,925	2,163	1,204	1,618

¯	7

Item 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  Fiscal year 2001: Fiscal year 2001 sales increased approximately 1% from the prior year. This slight increase is primarily due to the expansion of the Company's electronic manufacturing services (EMS) operations; the increase was smaller than the company expected due to decreased orders from one major customer. Unit keyboard sales decreased 43% from the prior year, while the average selling price increased 8.2%. The increase in average selling price was primarily due to a higher percentage of keyboard sales to distributors. Distribution sales generally have higher margins than sales to OEM customers. The Company was successful in expanding its EMS business from 56% of total revenue in 2000 to 75% in 2001. The Company continues to emphasize cost control to address price reductions expected by our customers.

  If keyboard technology remains the same, price erosion is expected to continue in future years. The Company continues to focus its molding and manufacturing capabilities on increasing production in the EMS market. At the present time, return on investment in this market tends to be more lucrative than for keyboards. The Company's gross profit percentage decreased 4.2% to 4.6% in fiscal year 2001 compared to fiscal year 2000. This decrease is primarily due to the decline of orders by one significant customer resulting in lower sales and increased excess operating capacity. There were also lower sales in the distribution keyboard business which traditionally has much higher margins than the OEM market.

  Fiscal year 2000: Fiscal year 2000 sales decreased 8% from the prior year. The decrease was primarily due to a decline in the Company's distribution keyboard sales. Unit keyboard sales decreased 42.4% from the prior year, and the average selling price decreased 13.7%. This impacted the Company's gross profit in 2000 by a decrease of 6.9% to 8.8%. The Company was successful in expanding its EMS business from 21% of total revenue in 1999 to 56% in 2000. The Company continued to emphasize cost control to combat the pressures of ever decreasing unit prices for its keyboards. In 2000, the Company was working with a subcontractor in China for the assembly of keyboards and other input devices, but ended this contract in 2001.

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

¯	8

  forecasts are overly optimistic, the Company's revenues and profits may fall short of expectations. Conversely, if those forecasts are too conservative, the Company could have an unexpected increase in revenues and profits.

  Competition:   The EMS business and the keyboard industry are intensely competitive. The Company's major competitors in the EMS business are much larger and may be able to offer customers lower prices and less risk particularly on large volume programs. Most of the Company's principal competitors in the keyboard industry are headquartered in Asian countries that have a low-cost labor force. Those competitors may be able to offer customers lower prices on certain high-volume programs. This could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's business, operating results and financial condition. In addition, competitors can copy the Company's non-proprietary designs after the Company has invested in the development of products for customers, thereby enabling competitors to offer lower prices on such products due to savings in development costs.

  Concentration of Major Customers:   At present, the Company's customer base is highly concentrated and could become even more concentrated. Three of the Company's OEM customers accounted for 39%, 27%, and 5% of net sales during fiscal year 2001. In 2000, these same customers accounted for 38%, 13%, and 9% of net sales. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company's customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company's major customers, or the reduction, delay or cancellation of orders from such customers, could materially and adversely affect the Company's business, operating results and financial condition.

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

  Dilution and Stock Price Volatility:   As of June 30, 2001, there were outstanding options for the purchase of approximately 1,966,200 shares of common stock of the Company (Common Stock), of which options for approximately 1,498,033 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or decreases over a short time period. These fluctuations may be due to factors specific to the Company, such as variations in quarterly operating results, or changes in analysts' earnings estimates, or to factors relating to the computer industry or securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

  NET SALES

  Net sales in 2001 were $165.9 million compared to $164.4 million and $178.3 million in 2000 and 1999, respectively. This represents an approximate increase of 1.0% in 2001. The average unit selling prices of the Company's keyboard products increased by 8.2% in 2001 compared to 13.7% decrease in average unit selling price in 2000. The increase in 2001 is primarily due to the fact that the majority of sales were to distribution customers where margins per keyboard are higher. EMS sales were 75.3% of total revenue in fiscal 2001 compared to 55.5% and 20.8% in fiscal years 2000 and 1999, respectively.

¯	9

  COST OF SALES

  In 2001, cost of sales was 95.4% of sales compared to 91.2% in 2000 and 84.3% in 1999. The increase in 2001 was due primarily to lower than expected revenues resulting in excess capacity in operations. The increase in 2000 was due primarily to the decline in distribution keyboard revenues. The Company provides for warranty costs based on historical experience and anticipated product returns. The amounts charged to expense were $220,000, $372,000, and $1,269,000 in 2001, 2000 and 1999, respectively. Also included in cost of sales is the Company's freight costs for shipping and handling to customers. The Company provides for obsolete and nonsaleable inventories based on specific identification of inventory against current demand and recent usage. The amounts charged to expense were $435,000, $(359,000), and $1,674,000 in 2001, 2000, and 1999, respectively.

  RESEARCH, DEVELOPMENT AND ENGINEERING

  The Company's research, development and engineering (RD&E) expenses were $2.7 million, $2.8 million, and $4.9 million, in 2001, 2000, and 1999, respectively. As a percent of sales, these expenses were 1.6%, 1.7%, and 2.7%, respectively. In 2001, 2000, and 1999, the Company focused most of its RD&E efforts on products for large OEMs. The number of RD&E projects has remained fairly constant over the course of the three years. The decrease in fiscal year 2001 and 2000 was primarily the result of increased cost recovery for services performed on EMS projects.

  SELLING

  Selling expenses were $4.7 million, $6.3 million, and $9.3 million, in 2001, 2000, and 1999, respectively. Selling expenses as a percentage of revenues were 2.9%, 3.9%, and 5.2%, respectively. The decrease in 2001 and 2000 was due to the decline in distribution keyboard sales, which resulted in lower costs for volume incentive rebates and cooperative advertising.

  GENERAL AND ADMINISTRATIVE

  General and administrative expenses were $9.6 million, $8.7 million and $8.6 million, in 2001, 2000, and 1999, respectively. General and administrative costs as a percentage of sales were 5.8%, 5.3%, and 4.9%, in 2001, 2000, and 1999, respectively. The increase in 2001 was due primarily to an increase in the Company's provision for doubtful accounts receivable of $714,000. General and administrative expenses for 1999 remained about the same as 1998. The Company recorded $979,000 for its Incentive Compensation Program in 1999 based upon the Company's fiscal year 1999 performance.

  INTEREST EXPENSE

  The Company had interest expense of $2,125,000, $1,987,000, and $1,887,000 in 2001, 2000, and 1999, respectively. The increase in 2001 and 2000 was due to higher interest rates on the Company's debt.

  OTHER INCOME, NET

  The Company had other income of $879,000 in 2001, $278,000 in 2000, and $1,480,000 in 1999. The increase in 2001 is primarily due to an increase in the gain from sales of fixed assets. The decrease in 2000 was largely due to the gain due to the sale of real estate in Dundalk, Ireland recorded in 1999 (See Capital Resources and Liquidity).

  INCOME TAXES

  The Company had income tax expense of $643,000, $164,000, and $1,701,000 in 2001, 2000, and 1999, respectively. Income tax expense on foreign operations represented $643,000, $43,000, and $513,000 of the income tax expense in 2001, 2000, and 1999, respectively. The Company has U.S. tax loss carryforwards of approximately $48.8 million that expire in varying amounts in the years 2006 through 2021.

  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," (See Note 7 to the June 30, 2001 Consolidated Financial Statements). Pursuant to SFAS No. 109, the Company has recorded a deferred tax asset. The balance of the deferred tax asset on June 30, 2001 was $4.5 million, which was net of a valuation allowance of $15.8 million.

  INTERNATIONAL (MEXICO, EUROPE, ASIA)

  The Company's Mexican subsidiary, Key Tronic Juarez, SA de CV, owns an assembly and molding facility in Juarez, Mexico. This subsidiary is primarily used to support the Company's US and European operations. The Company's Mexican subsidiary, KTC Reynosa, S.A. de C.V., leases manufacturing facilities in Reynosa, Mexico. This subsidiary is used exclusively to manufacture products for an EMS customer.

¯	10

  Key Tronic Europe, Ltd. (KTEL), the Company's operation in Dundalk, Ireland, was restructured in fiscal years 1997 and 1996 to become a sales and distribution operation. The keyboards previously manufactured in Dundalk, Ireland to support the European market are now assembled at the Juarez, Mexico and the Shanghai, China facilities.

  Through Key Tronic Shanghai (KTS), the Company operates a facility in Shanghai, China, which began operations in 1999 and is used to support customers in that area as well as for export.

  Foreign sales from worldwide operations, including domestic exports, were $88.9 million in 2001 compared to $65.3 million and $75.4 million in 2000 and 1999, respectively. Foreign sales were 53.6% of net sales in 2001 compared to 39.7% and 42.3% in 2000 and 1999, respectively. Sales from KTEL represented 5.8% of consolidated sales to external customers in 2001, compared to 7.1% in 2000 and 9.9% in 1999, respectively. Sales from KTS represented .9% of total sales in 2001 (See Note 12 to the June 30, 2001 Consolidated Financial Statements).

  CAPITAL RESOURCES AND LIQUIDITY

  The Company generated cash flows from operating activities of $7.5 million, $3.3 million, and $4.2 million in 2001, 2000, and 1999, respectively. Capital expenditures were $.7 million, $1.4 million, and $2.3 million in 2001, 2000, and 1999, respectively. The Company's cash position increased by $1.1 million and $1.6 million in fiscal years 2001 and 1999 respectively, compared to a decrease of $0.9 million in 2000. Cash generated from operating and financing activities allowed the payment of $10.9 million in long-term debt and the purchase of $.7 million in property and equipment in fiscal 2001. The Company had working capital of $22.9 million at June 30, 2001 and $37.1 million at July 1, 2000. The decrease in working capital was due primarily to a decrease in trade receivables. The Company's trade receivables were $21.7 million at June 30, 2001, a decrease of $12.3 million from 2000. The decrease is primarily due to decreased sales in the last two quarters of fiscal year 2001.

  On December 31, 1996, the Company entered into a secured credit agreement with General Electric Capital Corporation (GECC). The credit facility provided by this agreement originally included a term loan in the amount of $11 million and a revolving loan for up to $30 million. During the second quarter of fiscal year 1998, the Company entered into an operating lease agreement with GECC, which reduced the borrowing limit on the revolving loan by $4.2 million. The revolving loan and the term note were secured by the assets of the Company. The term note was paid in full on December 27, 2000 with proceeds from the sale of the Spokane headquarters facility. The agreement contained financial covenants that related to maximum capital expenditures, minimum debt service coverage, minimum earnings before interest expense, income tax, depreciation, and amortization, and maximum leverage percentages. In addition to these financial covenants, the credit agreement restricted investments, disposition of assets, and payment of dividends. At June 30, 2001, the Company received a waiver from GECC for non-compliance with certain debt covenants and received a letter of forbearance up to the refinancing that occurred on August 24, 2001.

  On August 24, 2001, the Company entered into a financing agreement with CIT Group/Business Credit, Inc. for a revolving credit facility of up to $25 million and paid off the GECC revolving loan. The new revolving loan is secured by the assets of the Company. The financing agreement contains financial covenants that relate to maximum capital expenditures, minimum earnings before interest expense, income tax, depreciation, and amortization, and minimum tangible net worth. The agreement is for a term of three years beginning on August 24, 2001 and ending on August 23, 2004. In addition to the financial covenants, the financing agreement restricts investments, disposition of assets, and the payment of dividends.

  The Company anticipates that capital expenditures of approximately $2.7 million will be required during the next fiscal year. Capital expenditures are expected to be financed through cash flow from operating activities.

  Real estate held for sale is carried at the lower of cost or net realizable value. In September of 1997, the Company entered into a five-year operating lease with a local firm for property owned by the Company which is located in Cheney, Washington. Monthly lease payments received by the Company are $21,000. The lease terms include an option to buy the property upon notice at any time during the term of the lease.

  In June of fiscal year 1999, the Company sold its real estate in Dundalk, Ireland for approximately $2.3 million. Approximately one third of this amount was received in cash at closing. In 2000 the Company collected an additional $1.0 million of the amount due. Substantially all of the remaining amount was received subsequent to year end. Under the terms of the sale agreement, the Company had rent free possession of the premises until March 29, 2000. During March of 2000, the Company's Irish operations were moved from the premises to the Finnabair Industrial Park in Dundalk. In fiscal year 1999, the Company realized a gain of $775,000 net of Irish taxes of $251,000 on this transaction.

  The Company believes that funds available under the revolving credit facility and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

¯	11

  New Accounting Pronouncements

  In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2002. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. These standards will be adopted in fiscal 2002. The adoption of SFAS No. 141 and No. 142 are not expected to have a material impact on the Company's financial statements.

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was adopted by the Company on July 2, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under this statement, certain derivatives are recognized at fair market value, and changes in fair market value are recognized as gains or losses. The impact of adoption of SFAS133 was not material to the Company's financial statements.

  In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements", which summarized the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's adoption of SAB No. 101 on July 2, 2000 did not have a material impact on the Company's operations or financial position.

  Item 7A:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's major market risk relates to its secured revolving credit facility. A portion of the Company's accounts receivable and inventories are used as collateral for its revolving debt. The interest rates applicable to the Company's revolving loan fluctuate with the JP Morgan Chase Bank prime rate. For the first year of the financing agreement with CIT, a margin of 0.75% will be applicable as an adder to the prime rate. The agreement specifies four different levels of margin between 0.25% and 1.00% depending on the Company's earnings before interest, taxes, depreciation, and amortization. Over the past year under the agreement with GECC, the interest rate on the Company's secured debt was based upon either LIBOR or an Index Rate. The LIBOR rate during the year fluctuated between 4.18% and 6.65%. The weighted average variable interest rates for the Company's secured debt were 9.03% and 7.03% for fiscal years 2001 and 2000, respectively. The weighted average variable interest rates for the revolving debt for fiscal years 2001 and 2000 were 9.48% and 8.37% respectively.

  The Company does not enter into derivative transactions or leveraged swap agreements.

  Although the Company does have international operations, the functional currency for all active subsidiaries is the US dollar. The Company imports for its own use raw materials that are used in its manufacturing operations. Such purchases are denominated in US dollars and are paid for under normal trade terms.

  The table below presents principal (or notional) amounts and related weighted average variable rates by fiscal year of maturity. The weighted average variable interest rates for fiscal years 2002 through 2005 are estimated based on implied forward rates in the yield curve as of June 30, 2001. These forward rates have been increased by .75% based on the financing agreement with CIT.

	Fiscal Years					Fair Value
(In thousands)	2002	2003	2004	2005	Total	June 30, 2001

Interest rate risk:
Secured revolving debt				$8,109	$8,109	$8,109
Average interest rate	4.47%	5.00%	5.27%	5.72%

¯	12

  Item 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  INDEPENDENT AUDITORS' REPORT

  To the Shareholders and Board of Directors of Key Tronic Corporation:

  We have audited the accompanying consolidated balance sheets of Key Tronic Corporation and subsidiaries (the Company) as of June 30, 2001 and July 1, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended June 30, 2001, July 1, 2000, and July 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Key Tronic Corporation and subsidiaries at June 30, 2001 and July 1, 2000, and the results of their operations and their cash flows for the years ended June 30, 2001, July 1, 2000, and July 3, 1999, in conformity with accounting principles generally accepted in the United States of America.

  /s/ Deloitte & Touche LLP
  Deloitte & Touche LLP
  Seattle, Washington
  August 3, 2001
  (August 24, 2001, as to Note 5)

¯	13

CONSOLIDATED BALANCE SHEETS

(In thousands)	June 30, 2001	July 1, 2000

ASSETS

Current assets:
Cash and cash equivalents	$2,137	$1,013
Trade receivables, less allowance for doubtful
accounts of $633 and $855	21,674	34,008
Inventories	20,601	22,720
Real estate held for sale	1,697	1,843
Deferred income tax asset, net	771	889
Customer tooling	-	1,748
Other	5,670	6,565

Total current assets	52,550	68,786

Property, plant and equipment-at cost	99,228	103,175
Less accumulated depreciation	82,559	81,825

Total property, plant and equipment	16,669	21,350

Other assets:
Deferred income tax asset, net	3,746	3,627
Other (net of accumulated amortization of $1,849 and $964)	513	1,031
Goodwill (net of accumulated amortization of $895 and $767)	893	1,021

	$74,371	$95,815

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term obligations	$150	$2,105
Accounts payable	21,385	24,315
Deferred sales proceeds	2,894	-
Accrued compensation and vacation	2,615	2,303
Accrued taxes other than income taxes	973	1,146
Interest payable	69	54
Other	1,578	1,735

Total current liabilities	29,664	31,658

Long-term liabilities:
Long-term obligations, less current portion	9,389	17,555

Total long-term liabilities	9,389	17,555

Commitments and contingencies (Notes 5, 6, and 10)

Shareholders' equity
Common stock, no par value, authorized 25,000 shares;
issued and outstanding 9,673 and 9,641 shares, respectively	38,393	38,304
Retained earnings/(deficit)	(3,320)	8,053
Accumulated other comprehensive income	245	245

Total shareholders' equity	35,318	46,602

	$74,371	$95,815

¯	14

  CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)	June 30, 2001	Years Ended July 1, 2000	July 3, 1999

Net sales	$165,865	$164,353	$178,304
Cost of sales	158,309	149,895	150,284

Gross profit on sales	7,556	14,458	28,020
Operating expenses:
Research, development and engineering	2,717	2,846	4,879
Selling	4,724	6,333	9,341
General and administrative	9,599	8,739	8,648

Operating income (loss)	(9,484)	(3,460)	5,152
Interest expense	2,125	1,987	1,887
Other income, net	(879)	(278)	(1,480)

Income (loss) before income taxes	(10,730)	(5,169)	4,745
Income tax provision	643	164	1,701

Net income (loss)	$(11,373)	$(5,333)	$3,044

Earnings (loss) per share:
Earnings (loss) per common share
Earnings (loss) per common share – basic	($1.18)	($0.55)	$0.32
– diluted			$0.31
Weighted average shares outstanding	9,668	9,637	9,631
Diluted shares outstanding			9,786

  See notes to consolidated financial statements.

  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(In thousands)	Shares	Amount	Earnings/(Deficit)	Income	Total

Balances, June 27, 1998	9,631	$38,273	$10,342	$245	$48,860

Comprehensive income:
Net income – 1999			$3,044		$3,044

Balances, July 3, 1999	9,631	$38,273	$13,386	$245	$51,904

Comprehensive income:
Net loss – 2000			$(5,333)		$(5,333)
Exercise of stock options	10	$31			$31

Balances, July 1, 2000	9,641	$38,304	$8,053	$245	$46,602

Comprehensive income:
Net loss – 2001			$(11,373)		$(11,373)
Exercise of stock options	32	$89			$89

Balances, June 30, 2001	9,673	$38,393	$(3,320)	$245	$35,318

  See notes to consolidated financial statements.

¯	15

  CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years Ended
(In thousands)	June 30, 2001	July 1, 2000	July 3, 1999

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	$(11,373)	$(5,333)	$3,044
Adjustments to reconcile net income (loss) to cash
provided (used) by operating activities:
Depreciation and amortization	5,886	6,330	6,882
Provision for obsolete inventory	435	(359)	1,674
Provision for doubtful receivables	714	562	334
Provision for warranty	220	372	1,269
Provision for litigation	–	–	(900)
Gain on disposal of assets	(743)	(43)	(1,263)
Deferred income tax provision	–	121	836
Changes in operating assets and liabilities:
Trade receivables	11,620	(3,286)	(8,516)
Inventories	1,683	2,535	(1,847)
Customer tooling	1,258	701	2,406
Other assets	1,259	(1,182)	(1,951)
Accounts payable	(2,931)	5,595	3,195
Accrued compensation and accrued vacation	312	(966)	519
Deferred sales proceeds	(435)	–	–
Other liabilities	(424)	(1,791)	(1,457)

Cash provided by operating activities	7,481	3,256	4,225

Cash flows from investing activities:
Purchase of property and equipment	(720)	(1,439)	(2,288)
Proceeds from sale leaseback of real estate	4,030	–	–
Proceeds from sale of property and equipment	1,226	92	1,043

Cash used by investing activities	4,536	(1,347)	(1,245)

Cash flows from financing activities:
Payment of financing costs	(50)	–	–
Proceeds from issuance of common stock	89	31	–
Repayment of long-term debt	(3,307)	–	–
Borrowing under revolving credit agreement	176,008
Repayment of revolving credit agreement	(183,633)	(2,793)	(1,402)

Cash used by financing activities	(10,893)	(2,762)	(1,402)

Increase (decrease) in cash and cash equivalents	1,124	(853)	1,578
Cash and cash equivalents, beginning of year	1,013	1,866	288
Cash and cash equivalents, end of year	$2,137	$1,013	$1,866

  See notes to consolidated financial statements.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.    SIGNIFICANT ACCOUNTING POLICIES

  Business

  Key Tronic Corporation and subsidiaries (the Company) is engaged in electronic manufacturing services (EMS) for original equipment manufacturers (OEMs), and also manufactures keyboards and other input devices.

  Principles of Consolidation

  The consolidated financial statements include the Company and its wholly owned subsidiaries in Ireland, Mexico, and China. Intercompany balances and transactions have been eliminated in consolidation.

¯	16

  Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful receivables, the provision for obsolete and non-saleable inventories, the valuation allowances on deferred tax assets, and the provision for warranty costs. Actual results could differ from those estimates.

  Cash Equivalents

  The Company considers investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates fair value.

  Inventories

  Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out (FIFO) method. The provision to adjust inventory to market value for obsolete and non-saleable inventories was approximately $2,712,000 and $2,349,000 at June 30, 2001 and July 1, 2000, respectively. The Company provides for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage.

  Customer Tooling

  Customer tooling is the Company's prepaid tooling design and construction costs for customer specified new production tools and molds. Each new project's costs are recorded and tracked against expected costs. These actual costs are invoiced to the Company's customers depending on the terms agreed upon during the quoting process prior to initiation of each new project.

  Property, Plant and Equipment

  Property, plant and equipment are carried at cost and depreciated using straight-line methods over the expected useful lives. Constructed molds and dies are expensed as incurred if there is no future utility beyond one year. Capitalized molds and dies are depreciated over the expected useful lives of one to three years.

  Valuation of Long-lived Assets

  The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews assets for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. Impaired assets are reported at the lower of cost or fair value. No assets were written down during the fiscal year ended June 30, 2001.

  Goodwill

  Goodwill resulted from the acquisition of substantially all of the assets and liabilities of Honeywell, Inc.'s Keyboard Division on July 30, 1993. Goodwill is amortized on a straight-line basis over a period of 15 years (See New Accounting Pronouncements).

  Long-term Liabilities

  Short-term obligations that are expected to be refinanced on a long-term basis have been presented as long-term liabilities, see Note 5 for further discussion.

  Accrued Warranty

  An accrual is made for expected warranty costs, with the related expense recognized in cost of goods sold. Management reviews the adequacy of this accrual quarterly based on historical analysis and anticipated product returns. Accrued warranty costs at June 30, 2001 and July 1, 2000, were $327,000 and $454,000, respectively.

  Net Sales

  Sales are generally recognized when products are shipped. Provisions for estimated sales returns are not significant. The Company provides for doubtful accounts receivable primarily based on specific identification.

¯	17

  Cost Of Sales

  Cost of sales includes related shipping and handling costs.

  Research, Development and Engineering

  Research, development and engineering expenses include unreimbursed costs of electronic manufacturing services (EMS) as well as design and engineering costs associated with the production of custom keyboards. Such costs are charged to expense as incurred.

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

  Foreign Currency Translation Adjustment

  The functional currency of the Company's subsidiaries in Ireland, Mexico and China is the U.S. dollar. Realized foreign currency transaction gains and losses are included in general and administrative expenses. Assets and liabilities of the Company's subsidiary in Ireland had been translated to U.S. dollars at year-end exchange rates. Revenues and expenses had been translated at average exchange rates. Translation gains and losses had been included in a separate component of shareholders' equity. The foreign currency translation adjustment of $245,000 for the year ended June 29, 1996, which was included in the Consolidated Statements of Shareholders' Equity, was a result of changing the functional currency from the Punt to U.S. Dollars and was included in other comprehensive income.

  Fair Value of Financial Instruments

  The carrying values reflected in the balance sheets at June 30, 2001 and July 1, 2000, reasonably approximate the fair value of cash and cash equivalents. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is estimated to be $8.1 million and $19.0 million, respectively, as of June 30, 2001 and July 1, 2000, which approximates the carrying values of $8,109,000 as of June 30, 2001 and $19,041,557 as of July 1, 2000.

  Stock-based Compensation

  The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees", and SFAS No. 123 "Accounting for Stock-Based Compensation". Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 73 months in 2001, 73 months in 2000, and 72 months in 1999, respectively; stock volatility, 64.32% in 2001, 64.34% in 2000, and 57.2% in 1999, respectively; risk free interest rates, 6.16% in 2001, 6.16% in 2000, and 6.03% in 1999, respectively and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 2001, 2000, and 1999 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been $(11,734,050) $(1.21) loss per share) in 2001, ($5,747,000) ($.60 loss per share) in 2000, and $2,122,000 ($.22 income per share) in 1999. The weighted average fair values of options granted during fiscal years 2001, 2000, and 1999 were $4.26, $4.38, and $2.88 per share, respectively.

¯	18

  New Accounting Pronouncements

  In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. These standards will be adopted in fiscal 2002. The adoption of SFAS No. 141 and No. 142 are not expected to have a material impact on the Company's financial statements.

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended, was adopted by the Company on July 2, 2000. SFAS No. 133 and the related amendments establishes accounting and reporting standards for derivative instruments and hedging activities. Under this statement, certain derivatives are recognized at fair market value, and changes in fair market value are recognized as gains or losses. The impact of adoption was not material to the Company's financial statements.

  In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements", which summarized the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's adoption of SAB No. 101 on July 2, 2000 did not have a material impact on the Company's operations or financial position.

  Reclassifications

  Certain reclassifications of prior year balances have been made for consistent presentation with the current year.

  Fiscal Year

  The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2001, 2000, and 1999 ended on June 30, 2001, July 1, 2000, and July 3, 1999, respectively. Fiscal year 2002 will end on June 29, 2002.

  2.    INVENTORIES

Components of inventories were as follows:	June 30, 2001	July 1, 2000

	(in thousands)
Finished goods	$8,589	$8,378
Work-in-process	2,088	2,512
Raw materials	12,636	14,179
Reserve for obsolescence	(2,712)	(2,349)

	$20,601	$22,720

  3.    PROPERTY, PLANT AND EQUIPMENT

	Life	June 30, 2001	July 1, 2000

	(in years)	(in thousands)
Land		$2,052	$2,486
Buildings and improvements	3 to 30	16,693	16,944
Equipment	1 to 10	67,142	70,473
Furniture and fixtures	3 to 5	13,341	13,272

		$99,228	$103,175

  4.    RELATED PARTY TRANSACTIONS

  The Company has life insurance policies on the life of its founder with net death benefits totaling approximately $3,000,000. Of these, policies with death benefits totaling $750,000 have been designated to fund obligations of the Company to the founder's spouse in the event of his death and, accordingly, such obligations are not recorded in the financial statements. Net cash values of such policies are recorded in the amount of $40,000 and $339,000 in 2001 and 2000, respectively, and are included in other noncurrent assets.

  5.    LONG-TERM OBLIGATIONS

  The Company maintained a secured credit agreement with General Electric Capital Corporation (GECC). The credit facility provided by this agreement, originally contained a term note of $11 million and a revolving loan for up to $30 million. During the second quarter of fiscal year 1998, the Company entered into an operating lease agreement with GECC, which reduced the borrowing limit on

¯	19

  the revolving loan by $4.2 million. The revolving loan and the term note were secured by the assets of the Company. The term note was paid in full on December 27, 2000 with proceeds from the sale of the Spokane headquarters facility. The revolving loan with GECC bore interest based on the London Interbank Offered Rate (LIBOR). The rate fluctuated between 4.1675% and 6.6500% during fiscal year 2001. The applicable interest rates at June 30, 2001 and July 1, 2000 were 9.25% and 8.43%, respectively. The agreement contained financial covenants that related to maximum capital expenditures, minimum debt service coverage, minimum earnings before interest expense, income tax, depreciation, and amortization, and maximum leverage percentages. In addition to these financial covenants, the credit agreement restricted investments, disposition of assets, and payment of dividends. At June 30, 2001, the Company received a waiver from GECC for non-compliance with certain debt covenants and received a letter of forbearance up to the refinancing that occurred on August 24, 2001.

  On August 24, 2001, the Company obtained a new revolving credit facility with CIT Group/Business Credit, Inc. for up to $25 million and paid off the GECC revolving loan. The new revolving loan is secured by the assets of the Company. For the first year of the financing agreement with CIT, a margin of 0.75% will be applicable as an adder to the prime rate. The agreement specifies four different levels of margin between 0.25% and 1.00% depending on the Company's earnings before interest, taxes, depreciation, and amortization. The agreement contains financial covenants that relate to maximum capital expenditures, minimum earnings before interest expense, income tax, depreciation, and amortization, and minimum tangible net worth. The agreement is for a term of three years beginning on August 24, 2001 and ending on August 23, 2004. In addition to the financial covenants, the credit agreement restricts investments, disposition of assets, and the payment of dividends.

  Long-term obligations consist of:

	June 30, 2001	July 1, 2000

	(in thousands)
Note payable	$0	$3,307
Revolving loan	8,109	15,735
Deferred sales proceeds	701	—
Deferred compensation obligation	729	618

Total long-term obligations	9,539	19,660
Less current portion	(150)	(2,105)

	$9,389	$17,555

  The Company accounts for its post-retirement benefits in accordance with the provisions SFAS No. 106 "Employers' Accounting for Post-retirement Benefits Other than Pensions". Under SFAS No. 106, the Company has recorded a liability for certain compensation related agreements for two former employees. The liability was estimated based upon the present value of future cash payments as specified in the agreements. This cost of $296,000 in 2001, $175,000 in 2000, and $181,000 in 1999 was charged against general and administrative expenses. Principal maturities of long-term obligations at June 30, 2001 are:

Fiscal Years Ending	(in thousands)

2002	$150
2003	150
2004	150
2005	8,259
2006	129
Future Years	701

Total	$9,539

  6.    LEASES

  The Company has operating leases for certain equipment and production facilities which expire over periods from one to five years. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more at June 30, 2001, are summarized as follows:

Fiscal Years Ending	(in thousands)

2002	4,534
2003	3,238
2004	2,412
2005	1,407
2006	758
Future	1,996

Total minimum lease payments	14,345

¯	20

  Rental expenses under operating leases were $4,358,000, $2,908,000, and $2,313,000 in 2001, 2000, and 1999, respectively.

  7. INCOME TAXES

  Income taxes consist of the following:

	2001	2000	1999

Current income taxes:
Federal	$—	$—	$(94)
Foreign	643	43	513
State	—	—	40

	643	43	459
Deferred income taxes:
Federal	(4,598)	(2,085)	879
Foreign	—	—	—
State	(34)	64	(43)

	(4,632)	(2,021)	836

Change in valuation allowance	4,632	2,142	406

Total income taxes	$643	$164	$1,701

  The Company's effective tax rate differs from the federal tax rate as follows:

	Year ended
	June 30, 2001	July 1, 2000	July 3, 1999

	(in thousands)

Federal income tax provision (benefit) at statutory rates	$(3,648)	$(1,757)	$1,613
Effect of foreign income (loss) at statutory rates	(350)	160	(815)
Permanent differences:
Life insurance premiums	43	37	30
Other	(677)	(461)	(46)
Foreign tax provision (benefit) at foreign statutory rate	643	43	513
Change in valuation allowance	4,632	2,142	406
Adjustment for effect of beneficial tax rate on foreign manufacturing (income) loss	—	—	—

Income tax provision	$643	$164	$1,701

  In fiscal year 2001, foreign income decreased the Company's effective income tax rate, because such income is taxed at a lower rate than U.S. income. In fiscal year 2000, foreign losses increased the Company's effective income tax rate, because such losses are not deductible for U.S. tax purposes. In fiscal year 1999, foreign income decreased the Company's effective income tax rate. The domestic and foreign components of income (loss) before income taxes were:

	Year ended
	June 30, 2001	July 1, 2000	July 3, 1999

	(in thousands)
Domestic	$(11,758)	$(4,698)	$3,551
Foreign	$1,029	$(471)	$1,194

Income (loss) before income taxes	$(10,729)	$(5,169)	$4,745

¯	21

  Deferred income taxes result from temporary differences in the timing of recognition of revenue and expenses. Deferred income tax assets and liabilities consist of the following at:

	June 30, 2001	July 1, 2000

	(in thousands)
Allowance for doubtful accounts	$184	$270
Inventory	1,053	1,296
Vacation accrual	330	337
Self insurance accrual	60	104
Warranty accrual	111	154
State deferred asset	220	186
Other	120	357

Current deferred income tax assets	2,078	2,704
Current portion of valuation allowance	(1,308)	(1,815)

Current deferred income tax assets net of valuation allowance	$770	$889

Deferred compensation	$248	$210
Depreciation and amortization	712	603
Net operating loss carryforwards	16,588	11,713
Tax credit carryforwards	680	680
Other	—	(236)

Noncurrent deferred income tax assets	18,228	12,970
Valuation allowance net of current portion	(14,482)	(9,343)

Noncurrent deferred income tax assets net of valuation allowance	$3,746	$3,627

Total deferred income tax assets	$4,516	$4,516

  At June 30, 2001, the Company had tax loss carryforwards of approximately $48.8 million, which expire in varying amounts in the years 2006 through 2021. Additionally, for federal income tax purposes, the Company has approximately $705,000 of general business credit carryforwards which expire in varying amounts in the years 2004 through 2010. Approximately $257,000 of the general business credit carryforwards have an indefinite carryforward period. Foreign income tax expense is calculated at the statutory rate of the foreign taxing jurisdiction.

  Management has considered the relative impact of positive and negative evidence, including previous and forecasted revenues and profits/losses, existing contracts and sales backlogs, and other evidence, and believes that it is more likely than not that the Company will generate sufficient taxable income to allow the realization of the net deferred tax assets within the near future.

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

  There are no adjustments to the income available to common shareholders for the years ended June 30, 2001, July 1, 2000, July 3, 1999. The following table presents the Company's calculations of weighted average shares (number of shares):

For The Years Ended:	Weighted Avg. Shares	Adjustments For Potential Common Shares	Total

June 30, 2001	9,667,785	Antidilutive	9,667,785
July 1, 2000	9,636,506	Antidilutive	9,636,506
July 3, 1999	9,630,830	155,086	9,785,916

  The adjustment for potential common shares of 103,688 and 276,280 as of June 30, 2001 and July 1, 2000 was not included in the calculation of weighted average shares outstanding for such date as the effect was considered to be antidilutive. The number of outstanding options with an exercise price greater than average market price for fiscal years ended June 30, 2001, July 1, 2000, and July 3, 1999 were 1,966,200, 1,425,760, and 1,054,376, respectively.

  9.    SHAREHOLDERS' EQUITY

  The Company has executive stock option plans for certain key employees. Options under these plans vest over one to five years and become exercisable as they vest. Options under the plans become exercisable in full immediately prior to the occurrence of a "Change in Control" as defined in the plan documents. As of June 30, 2001, 2,795,000 shares have been reserved for issuance and 1,806,200 options were outstanding of which 1,498,033 shares were exercisable. These options expire in ten years from the date of grant. Compensation expense for options will be recorded if the exercise price of the option is less than the closing market price of the stock on the date of grant. There was no compensation expense incurred in conjunction with options in 2001, 2000, or 1999 as all options were granted at fair market value.

¯	22

  The Company also has a stock option plan for "Nonemployee Directors." Options under this plan vest over a three year period and are exercisable as they vest. As of June 30, 2001, 300,000 shares have been reserved for issuance and 160,000 options were outstanding of which 93,750 shares were exercisable. These options expire ten years from the date of grant.

Following is a summary of employee plan activity:

	Price Range	Number Of Options	Weighted Average Exercise Price

Outstanding June 27, 1998	$2.75 to $16.25	1,612,693	$6.31
Granted during 1999	$2.75 to $ 5.56	212,500	$2.88
Expired or canceled	$2.75 to $16.25	(134,177)	$7.39

Outstanding, July 3, 1999	$2.75 to $16.25	1,691,016	$5.79

Granted during 2000	$2.81 to $ 6.50	583,500	$3.70
Expired or canceled	$2.75 to $16.25	(217,876)	$8.00
Options exercised	$2.75 to $ 3.88	(10,500)	$3.02

Outstanding, July 1, 2000	$2.75 to $16.25	2,046,140	$4.98

Granted during 2001	$1.54 to $ 5.03	63,500	$4.26
Expired or canceled	$2.75 to $16.25	(112,190)	$4.98
Options exercised	$2.75 to $ 3.31	(31,250)	$2.86

Outstanding, June 30, 2001	$1.54 to $16.25	1,966,200	$4.99

  Additional information regarding options outstanding as of June 30, 2001, is as follows:

		Options Outstanding		Options Exercisable

		Weighted Avg.
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Avg. Exercise	Number	Avg. Exercise
Exercise Prices	Outstanding	Life (yrs.)	Price	Exercisable	Price
$ 1.54	5,000	9.8	$ 1.54	–	$ –
$2.32 - $ 3.48	838,500	7.7	$ 2.79	585,833	$ 2.78
$3.49 - $ 5.24	463,500	5.4	$ 4.74	391,250	$ 4.79
$5.25 - $ 7.87	396,029	6.0	$ 5.99	356,529	$ 5.93
$7.88 - $16.25	263,171	3.7	$10.99	263,171	$10.99

$1.54 - $16.25	1,966,200	6.3	$ 4.99	1,591,783	$ 5.33

  Of the 1,966,200 options outstanding as of June 30, 2001, 1,591,783 were exercisable, 2,046,140 options outstanding as of July 1, 2000, 1,375,890 were exercisable, and of the 1,691,016 options outstanding as of July 3, 1999 1,090,766 were exercisable.

  The Company's Variable Investment Plan is available to employees who have attained age 21. The plan has an Employer's Discretionary Contribution Trust, invested in the Company's stock, and an Employee Contribution Trust consisting of several investment alternatives. The Company contributes an amount equal to 100% of the employee's contribution on the first 2% of the employee's compensation and an additional 50% of the employee's contribution on the following 2% of the employee's compensation. On April 1, 2001, the Company began matching 25% on the next 2% of contributions. Company contributions to the Trust were $334,863, $321,724 and $397,538 in 2001, 2000 and 1999, respectively. The Company has an Employee Stock Ownership Plan. No contributions were made to the plan in 2001, 2000 or 1999.

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

¯	23

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

  Capital Expenditures

  The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $456,000 at June 30, 2001.

  11.  OTHER INCOME, NET

  Other income, net consists of:

	June 30, 2001	Year Ended July 1, 2000	July 3, 1999

		(in thousands)
Gain on sale of real estate - Ireland	$–	$–	$775
Other	879	278	705

Total	$879	$278	$1,480

  The Company's subsidiary in Dundalk, Ireland sold its building in Dundalk at the end of fiscal year 1999 for approximately $2.3 million and received approximately $1 million at closing. In May of 2000, the Company received $1.0 million payment on this sale. Approximately $300,000 remained in an escrow account in Ireland pending final closing adjustments. Substantially all the money in the escrow account was paid subsequent to year end June 30, 2001.

  12. ENTERPRISE-WIDE DISCLOSURES

  Management organizes its business around EMS and keyboards based on geographic area. These businesses have been aggregated as each segment has similar economic characteristics, and the nature of the segments, its production processes, customers and distribution methods are similar.

  Of the revenues for the years ended June 30, 2001, July 1, 2000 and July 3, 1999, EMS sales were $126.3 million, $91.2 million, and $37.1 million, respectively. Keyboard sales for the years ended June 30, 2001, July 1, 2000 and July 3, 1999 were $39.2 million, $70.5 million, and $134.7 million, respectively. The remainder of revenues for all years presented were from sales of miscellaneous other products and services.

  Information concerning geographic areas for the years ended June 30, 2001, July 1, 2000 and July 3, 1999 is summarized in the following table. Revenues provided below are based on the shipping destination.

(in thousands)	Domestic	International	Total

2001
Net sales	$76,950	$88,915	$165,865
Long-lived assets	$15,629	$1,040	$16,669

2000
Net sales	$99,077	$65,276	$164,353
Long-lived assets	$20,066	$1,284	$21,350

1999
Net sales	$102,872	$75,432	$178,304
Long-lived assets	$23,433	$1,089	$$24,522

¯	24

    For the year ended June 30, 2001, 25.7% of the Company's domestic exports were sold to customers in Europe, 42.8% were sold to customers in the Far East, 29.7% were sold to customers in Mexico, and the remaining 2% were spread among customers in South America and Canada.

    For the year ended July 1, 2000, 43% of the Company's domestic exports were sold to customers in Europe, 36% were sold to customers in the Far East, and the remaining 21% were spread among customers in Mexico, South America, and Canada. For the year ended July 3, 1999, 58% of the Company's domestic exports were sold to customers in Europe, 30% were sold to customers in the Far East, and the remaining 12% were spread among customers in Mexico, South America and Canada.

    Significant Customers

    One customer accounted for approximately 39%, 38% and 24% of net sales for the years ended June 30, 2001, July 1, 2000 and July 3, 1999, respectively. This customer accounted for approximately 5% and 45% of trade receivables at June 30, 2001, and July 1, 2000, respectively. Another customer accounted for approximately 27% of net sales in fiscal year 2001 and 13% in fiscal year 2000. This customer accounted for 15% and 9% of trade receivables at June 30, 2001 and July 1, 2000. Another customer accounted for 5%, 9% and 11% of net sales in 2001, 2000, and 1999, respectively. A fourth customer accounted for 1%, 8% and 11% of sales for fiscal years 2001, 2000, and 1999, respectively. No other customers accounted for more than 10% of net sales for years ended June 30, 2001, July 1, 2000 and July 3, 1999.

    13.    SUPPLEMENTAL CASH FLOW AND NON-CASH INFORMATION

		Year Ended
	June 30, 2001	July 1, 2000	July 3, 1999

		(in thousands)
Interest payments	$2,110	$1,960	$1,892
Income tax payments	$640	$395	$412
Note received for sale of Ireland property (see Note 11)	$0	$–	$1,479

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

Reserve for Restructuring Obligations
	2001	2000

Balance at beginning of year	$–	$222,000
Amounts paid	$–	$222,000

Balance at end of year	$–	$–

    15.    QUARTERLY FINANCIAL DATA

(Unaudited)
		Year Ended June 30, 2001
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share amounts)

Net sales	$51,214	$52,586	$32,228	$29,838
Gross profit	$5,304	$4,486	$(2,069)	$(164)
Income (loss) before income taxes	$312	$181	$(6,562)	$(4,661)
Net income (loss)	$206	$3	$(6,735)	$(4,847)
Earnings (loss) per common share basic and diluted	$.02	$.00	$(.70)	$(.50)
Weighted average shares outstanding	9,655	9,671	9,673	9,673
Diluted shares outstanding	9,948	9,917	N/A	N/A

¯	25

		Year Ended July 1, 2000
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$41,775	$41,285	$34,342	$46,951
Gross profit	$5,968	$3,339	$563	$4,588
Income (loss) before income taxes	$285	$(1,819)	$(3,754)	$119
Net income (loss)	$210	$(1,833)	$(3,729)	$19
Earnings (loss) per common share basic and diluted	$.02	$(.19)	$(.39)	$0
Weighted average shares outstanding	9,633	9,635	9,637	9,641
Diluted shares outstanding	9,935	N/A	N/A	9,667

    Item 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
    None

    PART III

    Item 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DALE F. PILZ – Director

    Mr. Pilz, age 75, has been a director of the Company since April 1992. On March 1, 2000, Mr. Pilz was elected Chairman of the Board. Mr. Pilz was Chief Executive Officer of Flowind Corporation from 1986 to 1990. He served as President of Omninet Corporation from 1985 to 1986. Prior to that, Mr. Pilz was Chief Executive Officer and President of GTE Sprint Communications from 1983 to 1985 and also served as Chief Executive Officer and President of GTE Spacenet Corporation from 1983 to 1985.

    WENDELL J. SATRE – Director

    Mr. Satre, age 83, has been a director of the Company since 1988 and served as Chairman of the Board of Directors from July 1991 through August 1995. Mr. Satre also served as a director from 1983 through 1986 and served as Acting President of the Company from August 1991 through February 1992. Mr. Satre is the retired Chairman of the Board and Chief Executive Officer of the Washington Water Power Company, a public utility headquartered in Spokane, Washington. Mr. Satre also serves on the Board of Directors of Output Technology Corporation and The Coeur d'Alenes Company.

    YACOV A. SHAMASH – Director

    Dr. Shamash, age 51, has been a director of the Company since 1989. He has been the Dean of Engineering and Applied Sciences at the State University of New York campus at Stony Brook since 1992. Professor Shamash developed and directed the NSF Industry/University Cooperative Research Center for the Design of Analog/Digital Integrated Circuits from 1989 to 1992 and also served as Chairman of the Electrical and Computer Engineering Department at Washington State University from 1985 until 1992.

    CLARENCE W. SPANGLE – Director

    Mr. Spangle, age 76, has been a director of the Company since July 1992. A former Chairman of Memorex and President of Honeywell Information Systems, Mr. Spangle has been an independent management consultant since 1985. Mr. Spangle also serves on the Board of Directors of Apertus Technologies, Inc.

    WILLIAM E. TERRY – Director

    Mr. Terry, age 68, has been a director of the Company since August 1992. Mr. Terry retired from Hewlett-Packard in December 1993 where he served in a number of executive positions during the past 36 years. He is a member of the Advisory Committee of the Santa Clara University Engineering School and, in 1983, was elected to the university's Board of Regents. Mr. Terry also serves on the Board of Directors of Altera Corporation.

¯	26

    PATRICK SWEENEY – Director

    Mr. Sweeney, age 66, has been a director of the Company since July 2000. Mr. Sweeney was President and CEO of Hadco Corporation from 1991 through 1995 and formerly served as Hadco's Vice President/Chief Financial Officer and Vice President of Operations. Prior to that, Mr. Sweeney was the Vice President of International Manufacturing at Wang - USA from 1981 through 1986 and also served as Managing Director of Ireland for Wang and as Plant Manager of its Galway and Clonmel divisions. Mr. Sweeney also serves on the Board of Directors of Aimware, Asic Alliance, Info.Mosaic, Manufacturers' Services Ltd. Advisory Board, Pentus, Photo Machining Inc., Piercom, and Raidtec.

    JACK W. OEHLKE – Director, President and Chief Executive Officer

    Mr. Oehlke, age 55, has been President and Chief Executive officer of the Company since June 1997. From October 1995, he served as Chief Operating Officer. Previously, he served as Senior Vice President of Operations from January 1995 to October 1995 and Vice President of Manufacturing Operations of the Company from December 1993 to January 1995. Mr. Oehlke served as Director of Operations, Director of Quality and in various management positions within manufacturing, engineering and quality functions of the Microswitch Division of Honeywell, Inc. from 1968 to 1993.

    RONALD F. KLAWITTER – Executive Vice President of Administration and Chief Financial Officer

    Mr. Klawitter, age 49, has been Executive Vice President of Administration, CFO, and Treasurer since July 1997. Previously was Vice President of Finance, Secretary and Treasurer of the Company since October 1995. He was Acting Secretary from November 1994 to October 1995 and Vice President of Finance and Treasurer from 1992 to October 1995. From 1987 to 1992, Mr. Klawitter was Vice President, Finance at Baker Hughes Tubular Service, a subsidiary of Baker Hughes, Inc.

    CRAIG D. GATES – Executive Vice President of Marketing, Engineering, and Sales

    Mr. Gates, age 42, has been Executive Vice President of Marketing, Engineering and Sales since July 1997. Previously he was Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana. From 1982 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch.

    EFREN R. PEREZ – Vice President of S.W. Operations

    Mr. Perez, age 61, has served as Vice President of S.W. Operations since July 1997. Previously he was the Managing Director of S.W. Operations from July 1996 to July 1997 and Director of S.W. Operations from July 1995 to June 1996. Following the Company's acquisition of the Honeywell, Inc. Keyboard Division, Mr. Perez served as Plant Manager in Juarez from July 1993 to July 1995. He served as Plant Manager in Juarez for the Keyboard Division of Honeywell, Inc. from February 1989 to July 1993. Mr. Perez is a graduate of the University of Mexico with a B.S. in Physics.

    MICHAEL D. CHARD – Vice President of Materials

    Mr. Chard, age 43, has been Vice President of Materials of the Company since July 28, 2000. From February 1999 to July 28, 2000, he held various management positions with the Company in planning, quality assurance, and materials. From January 1997 to January 1999, he was Vice President of Product Delivery at Wang Global and its predecessor Olivetti North America. From 1983 to 1996, he held various management positions in finance, marketing, and operations at ISC Systems, the predecessor to Olivetti North America. He holds a BA Degree in Business and Accounting from Washington State University and is a Certified Public Accountant.

    Compliance with Section 16(a) of the Exchange Act:
    Incorporated by reference to Key Tronic Corporation's 2001 Proxy Statement to Shareholders.

    Items 11, 12 and 13:    EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information appearing under the captions "Executive Compensation", "Beneficial Ownership of Securities", "Certain Relationships and Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's 2001 Proxy Statement is incorporated herein by this reference.

¯	27

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

Exhibit No.
(3)	(a)	Articles of Incorporation	(i)
	(b)	By-Laws, as amended	(iii)

(4)	Certain long-term debt is described in Note 5 to the Consolidated Financial Statements of the Company. The Company agrees to furnish to the Commission, upon request, copies of any instruments defining rights of holders of long-term debt described in Note 5.		N/A

(10)	Material Contracts

	(a)	The Key Tronic Corporation Variable Investment Plan.	(iii)

	(b)	Key Employee Stock Option Plan, as amended.	(i)

	(c)	Executive Stock Option Plan.	(iii)

	(d)	Stock Bonus Plan (PAYSOP).	(iii)

	(e)	Directors and Officers Liability and Company Reimbursement Policies.	(i)

	(f)	Leases with Spokane Industrial Park, Inc.	(i)

¯	28

	(g) Amended and Restated Employment Agreement with Lewis G. Zirkle.	(iii)

	(h) Agreement Regarding Split Dollar Life Insurance Policies, as amended.	(iv)

	(i) Executive SAR Stock Option Plan of Key Tronic Corporation	(v)

	(j) Key Tronic Corporation 1990 Stock Option Plan for Non-Employee Directors	(v)

	(k) Employee Stock Ownership Plan	(vi)

	(l) Registration Rights Agreement with Hiller Key Tronic Partners	(vii)

	(m) Officer Severance Agreements	(vii)

	(n) Purchase agreement with Honeywell, Inc.	(viii)

	(o) Officer Employment Agreement	(ix)

	(p) Executive Stock Option Plan	(x)

	(q) Secured Financing Agreement With The CIT Business Group, Inc.	(xi)

	(r) Secured Financing Agreement With General Electric Capital Corporation	(xii)

	(s) Executive Stock Option Plan 2000	(xiii)

	(t) Employment Contract	(xiv)

(13)	2001 Annual Report to Shareholders (to the extent set forth in Parts I, II, and IV (a) of this report).

(i)	Previous filing on Form S-1 is incorporated by reference, exhibit number indicated
(ii)	Incorporated by reference to report on Form 10-K for the year ended 06/30/87
(iii)	Incorporated by reference to report on Form 10-K for the year ended 06/30/86
(iv)	Incorporated by reference to report on Form 10-K for the year ended 06/30/85
(v)	Incorporated by reference, Key Tronic Corporation 1990 Proxy Statement, pages C-1 - D3
(vi)	Incorporated by reference to report on Form 10-K for the year ended 06/30/91
(vii)	Incorporated by reference to report on Form 10-K for the year ended 07/04/92
(viii)	Incorporated by reference to report on Form 8-K filed August 12, 1993.
(ix)	Incorporated by reference, Key Tronic Corporation 1996 Proxy Statement, pages 10-11
(x)	Incorporated by reference, Key Tronic Corporation 1995 Proxy Statement, pages 19-22
(xi)	Incorporated by reference to report on Form 8-K filed October 24, 1994.
(xii)	Incorporated by reference to report on Form 8-K filed January 14, 1997.
(xiii)	Incorporated by reference to report on Form 10-Q for the quarter ended 12/30/00.
(xiv)	Incorporated by reference, Key Tronic Corporation 2000 proxy statement, pages 11-12

(21)	Subsidiaries of Registrant

(23)	Independent Auditors' Consent and Report on Financial Statement Schedule

¯	29

PART IV

SCHEDULE II

KEY TRONIC CORPORATION AND SUBSIDIARIES CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS FISCAL YEARS ENDED JUNE 30, 2001, JULY 1, 2000 AND JULY 3, 1999

	2001	2000	1999
Allowance for Obsolete Inventory
Balance at beginning of year	$2,348,840	$3,065,901	$2,739,390
Provision charged to income	435,000	(358,922)	1,673,574
Dispositions	(72,043)	(358,139)	(1,347,063)

Balance at end of year	$2,711,797	$2,348,840	$3,065,901

Allowance for Doubtful Accounts
Balance at beginning of year	$855,334	$542,430	$885,042
Provision charged to income	714,000	562,000	333,873
Write-offs and reinstatements	(936,334)	(249,096)	(676,485)

Balance at end of year	$633,000	$855,334	$542,430

Reserve for Litigation
Balance at beginning of year	$–	$–	$900,000
Cost incurred-net of recoveries	–	$–	(900,000)

Balance at end of year	$–	$–	–

Accrued Warranty Costs
Balance at beginning of year	$453,759	$723,884	$664,379
Provision charged to income	220,000	371,861	1,269,096
Costs incurred	(347,214)	(641,986)	(1,209,591)

Balance at end of year	$326,545	$453,759	$723,884

¯	30

    SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	September 7, 2001

KEY TRONIC CORPORATION

		By:	/s/ Jack W. Oehlke
Jack W. Oehlke, Director, President, and Chief Executive Officer

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Jack W. Oehlke Jack W. Oehlke (Director, President and Chief Executive Officer)	September 7, 2001 Date

/s/ Ronald F. Klawitter Ronald F. Klawitter (Principal Financial Officer)	September 7, 2001 Date

/s/ Dale F. Pilz Dale F. Pilz (Director)	September 7, 2001 Date

/s/ Wendell J. Satre Wendell J. Satre (Director)	September 7, 2001 Date

/s/ Yacov A. Shamash Yacov A. Shamash (Director)	September 7, 2001 Date

/s/ Clarence W. Spangle Clarence W. Spangle (Director)	September 7, 2001 Date

/s/ Patrick Sweeney Patrick Sweeney (Director)	September 7, 2001 Date

/s/ William E. Terry William E. Terry (Director)	September 7, 2001 Date

¯	31