Form 10-Q
period 2001-09-29
KEY TRONIC CORP
filed 2001-11-13
CIK 719733

TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 29, 2001	Commission File Number
Number 0–11559

KEY TRONIC CORPORATION

Washington	91–0849125
(State of Incorporation)	(I.R.S. Employer
Identification No.)

North 4424 Sullivan
Spokane, Washington 99216
(509) 928–8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

At October 26, 2001, 9, 672,580 shares of Common Stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 29, 2001	June 30, 2001

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$713	$2,137
Trade receivables, less allowance for doubtful accounts of $618 and $633	23,529	21,674
Inventories	24,964	20,601
Real estate held for sale	1,661	1,697
Deferred income tax asset, net	945	771
Other	6,029	5,670

Total current assets	57,841	52,550

Property, plant and equipment – at cost	91,395	99,228
Less accumulated depreciation	75,389	82,559

Total property, plant and equipment	16,006	16,669

Other assets:

Deferred income tax asset, net	4,006	3,746
Other (net of accumulated amortization of $1,229 and $1,168)	1,284	513
Goodwill (net of accumulated amortization of $927 and $895)	861	893

	$79,998	$74,371

See accompanying notes to consolidated financial statements.

3
[RETURN TO TABLE OF CONTENTS]

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(continued, in thousands)

	September 29, 2001	June 30, 2001

	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Current portion of long–term obligations	$150	$150
Accounts payable	24,041	21,385
Accrued compensation and vacation	3,144	2,615
Accrued taxes other than income taxes	747	973
Deferred sales proceeds	2,708	2,894
Interest payable	64	69
Other	1,756	1,578

Total current liabilities	32,610	29,664

Long–term obligations, less current portion	13,297	9,389

Commitments and contingencies (Note 2)

Shareholders’ equity:

Common stock, no par value, authorized
25,000 shares; issued and outstanding
9,673 and 9,673 shares	38,393	38,393
Accumulated deficit	(4,302)	(3,320)
Accumulated other comprehensive income	0	245

Total shareholders’ equity	34,091	35,318

	$79,998	$74,371

See accompanying notes to consolidated financial statements.

4
[RETURN TO TABLE OF CONTENTS]

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarters Ended
	September 29, 2001	September 30, 2000

	(in thousands, except per share amounts)

Net sales	$34,627	$51,214
Cost of sales	32,495	45,910

Gross profit	2,132	5,304

Operating expenses:
Research, development and engineering	558	814
Selling	721	1,534
General and administrative	1,745	2,135

Operating income (loss)	(892)	821
Interest expense	341	566
Other income	(29)	(57)

Income(loss) before income tax provision (benefit)	(1,204)	312
Income tax provision (benefit)	(222)	106

Net income (loss)	$(982)	$206

Earnings per share:

Earnings per common share - basic and diluted	$(.10)	$.02

See accompanying notes to consolidated financial statements.

5
[RETURN TO TABLE OF CONTENTS]

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarters Ended
	September 29, 2001	September 30, 2000

	(in thousands)

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net income (loss)	$(982)	$206
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1,224	1,573
Provision for obsolete inventory	0	250
Provision for doubtful receivables	30	198
Provision for warranty	0	50
(Loss) gain on disposal of assets	1	(4)
Deferred income taxes	(434)	0
Changes in operating assets and liabilities:
Trade receivables	(1,885)	(10,166)
Inventories	(4,363)	(1,986)
Other assets	(851)	(2,396)
Accrued compensation and vacation	529	692
Deferred sales proceeds	(186)	0
Other liabilities	(53)	(383)

Cash used in operating activities	(4,314)	(5,207)

Cash flows from investing activities:
Proceeds from sale of property and equipment	0	4
Purchase of property and equipment	(334)	(179)

Cash used in investing activities	(334)	(175)

Cash flows from financing activities:
Payment of financing costs	(440)	0
Proceeds from issuance of common stock	0	79
Borrowings under revolving credit agreement	33,041	6,023
Repayment of revolving credit agreement	(29,132)	(563)

Cash provided by financing activities	3,469	5,539

Accumulated foreign currency translation adjustment	(245)	0

Net increase(decrease) in cash and cash equivalents	(1,424)	157

Cash and cash equivalents, beginning of period	2,137	1,013

Cash and cash equivalents, end of period	$713	$1,170

See accompanying notes to consolidated financial statements.

6
[RETURN TO TABLE OF CONTENTS]

KEY TRONIC CORPORATION AND SUBSIDIARIES
 NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments of a normal and recurring nature necessary for a fair presentation of results of operations for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report for the year ended June 30, 2001.

1. INVENTORIES

	September 29, 2001	June 30, 2001

	(in thousands)

Finished goods	$7,726	$8,589
Work–in–process	2,645	2,088
Raw materials and supplies	17,288	12,636
Reserve for obsolescence	(2,695)	(2,712)

	$24,964	$20,601

2. COMMITMENTS

The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $60,000 at September 29, 2001.

3. LONG-TERM OBLIGATIONS

Long-term obligations consist of:

	September 29, 2001	June 30, 2001

	(in thousands)

Revolving line	$12,017	$8,109
Deferred compensation obligation	729	729
Deferred sales proceeds	701	701

Total long term obligations	13,447	9,539
Less current portion	(150)	(150)

	$13,297	$9,389

On August 24, 2001, the Company obtained a new revolving credit facility with CIT Group/Business Credit, Inc. for up to $25 million and paid off the GECC revolving loan. The Company recorded fees and penalties of $132,000 in conjunction with the refinancing. The new revolving loan is secured by the assets of the Company. For the first year of the financing agreement with CIT, a margin of 0.75% will be applicable as an adder to the prime rate (6.00%) as well as a unused line fee of .5%. The agreement specifies four different levels of margin between 0.25% and 1.00% depending on the Company’s earnings before interest, taxes, depreciation, and amortization. The agreement contains financial covenants that relate to maximum capital expenditures, minimum earnings before interest expense, income tax, depreciation, and amortization, and minimum tangible net worth. The agreement is for a term of three years beginning on August 24, 2001 and ending on August 23, 2004. In addition to the financial covenants, the credit agreement restricts investments, disposition of assets, and the payment of dividends.

4. SUPPLEMENTAL CASH FLOW INFORMATION

	First Quarters Ended
	September 29, 2001	September 30, 2000

	(in thousands)

Interest payments	$346	$574
Income tax payments	106	136

7
[RETURN TO TABLE OF CONTENTS]

5. INCOME TAXES

The income tax benefit for the first quarter of fiscal year 2002 was ($222,000) versus a provision $106,000 for the first fiscal quarter of the prior year. The ($222,000) benefit for the first quarter fiscal year 2002 is the result of tax provisions of $212,000 on the earnings of foreign subsidiaries and an income tax benefit of $(434,000) on the domestic losses of the Company. The $106,000 provision for the first quarter of fiscal 2001 was net of $(43,000) in tax benefits on the losses of foreign operations. The Company has tax loss carryforwards of approximately $48.8 million, which expire in varying amounts in the years 2006 through 2021

6. EARNINGS PER SHARE

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

Because of the dilutive nature of outstanding options and warrants, the current quarter’s loss creates an antidilutive effect. Therefore the weighted average diluted shares equals the basic weighted average shares.

There were no adjustments to the income available to common shareholders for the first quarters ended September 29, 2001 and September 30, 2000. The following table presents the Company’s calculations of weighted average shares outstanding (number of shares):

	Weighted Avg. Shares	Adjustment for Potential

		Common shares	Total

For the Quarter Ended

September 29, 2001	9,672,580	Antidulutive	9,672,580

September 30, 2000	9,655,171	293,139	9,948,310

7. COMMITMENTS AND CONTINGENCIES

Litigation The Company currently has eleven lawsuits by computer keyboard users which are in state or federal courts in New York. These suits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to injury. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance; however, the likelihood that punitive damages, if awarded, will be covered by insurance is remote. A total of 127 lawsuits have been dismissed in California, Connecticut, Florida, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, Pennsylvania and Texas.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements in addition to historical information. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to those outlined in "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks and Uncertainties That May Affect Future Results." Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q.

8
[RETURN TO TABLE OF CONTENTS]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

Operating activities used $4.3 million of cash during the first quarter of fiscal year 2002 versus $5.2 million during the same period of the prior year. This change in cash for operating activities is due primarily to the Company’s increase in accounts payable offset by the increase in inventory levels due to a build up of fabricated parts for a specific Electronic Manufacturing Services (EMS) customer. In previous filings, EMS was designated as Contract Design and Manufacturing (CDM).

During the first quarter of fiscal year 2002, the Company spent $0.3 million on capital additions versus $0.2 million spent in capital additions in the same period in the previous fiscal year. The Company anticipates capital expenditures of approximately $1.4 million through the remainder of the current fiscal year ending June 29, 2002. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See risks and uncertainties that may affect future results, pages 10-11. Capital expenditures are expected to be financed with internally generated funds.

On August 24, 2001, the Company obtained a new revolving credit facility with CIT Group/Business Credit, Inc. for up to $25 million and paid off the GECC revolving loan. The Company recorded fees and costs of $132,000 in conjunction with the refinancing. The new revolving loan is secured by the assets of the Company. For the first year of the financing agreement with CIT, a margin of 0.75% will be applicable as an adder to the prime rate (6.00%) as well as a unused line fee of .5%. The agreement specifies four different levels of margin between 0.25% and 1.00% depending on the Company’s earnings before interest, taxes, depreciation, and amortization. The agreement contains financial covenants that relate to maximum capital expenditures, minimum earnings before interest expense, income tax, depreciation, and amortization, and minimum tangible net worth. The agreement is for a term of three years beginning on August 24, 2001 and ending on August 23, 2004. In addition to the financial covenants, the credit agreement restricts investments, disposition of assets, and the payment of dividends.

Real estate held for sale is carried at the lower of cost or net realizable value. In September of 1997, the Company entered into a five year operating lease with a local firm for property owned by the Company which is located in Cheney, Washington. Monthly lease payments received by the Company are $21,000. The lease terms include an option to buy the property upon notice at any time during the term of the lease.

The Company believes that funds available under the revolving credit facility and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s major market risk relates to its secured debt. A portion of the Company’s accounts receivable and inventories are used as collateral for its revolving debt. The interest rates applicable to the Company’s revolving loan fluctuate with the JP Morgan Chase Bank prime rate.

The Company does not enter into derivative transactions or leveraged swap agreements.

Although the Company has international operations, the functional currency for all active subsidiaries, is the U.S. dollar. The Company imports for its own use raw materials that are used in its manufacturing operations. Such purchases are denominated in U.S. dollars and are paid under normal trade terms.

NET SALES

Net sales for the fiscal 2002 first quarter ended September 29, 2001 were $34.6 million compared to $51.2 million for the first quarter of the previous year. The decrease is due to a significant decrease of orders from one significant customer as well as continuing decline in keyboard sales.

EMS revenue accounted for 85.5% of total revenue in the first quarter of fiscal year 2002 versus 75.1% of total revenue in the first quarter of fiscal year 2001. The increase in EMS revenue as a percentage of sales is a direct result of the Company’s strategy to grow this part of its business.

Keyboard and other sales were 14.5% of total revenue in the first quarter of fiscal year 2002 versus 24.9% of total revenue in the first quarter of fiscal year 2001. The decrease is due primarily to decreased customer orders for keyboards.

9
[RETURN TO TABLE OF CONTENTS]

COST OF SALES

Cost of sales were 93.8% of revenue in the first quarter of fiscal year 2002, compared to 89.6% for the first quarter of fiscal year 2001. The cost of sales percentage increased due to lower sales, resulting in excess capacity in operations. During the first quarter of fiscal year 2002, management placed additional emphasis on material cost reductions through negotiations with major suppliers.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering (RD&E) expenses were $0.6 million in the first quarter of fiscal year 2002 and $0.8 million for the same period of fiscal year 2001. As a percentage of sales, RD&E expenditures were 1.6% in the first quarter of fiscal year 2002 and 2001.

SELLING EXPENSES

Selling expenses were $0.7 million in the first quarter of fiscal year 2002 compared to $1.5 million in the first quarter of fiscal year 2001. Selling expenses as a percentage of revenue were 2.1% for the quarter compared to 3.0% in the same quarter of fiscal year 2001. These decreases can be attributed to reduced distribution keyboard sales, which resulted in lower costs for volume incentive rebates and cooperative advertising.

GENERAL AND ADMINISTRATIVE

General and administrative (G&A) expenses were $1.7 million in the first quarter of fiscal 2002 compared to $2.1 million in the first quarter of fiscal 2001. As a percentage of revenue, G&A expenses were 5.0% in the first quarter of fiscal 2002 versus 4.2% in the same quarter of the prior year. The percentage increase is due to lower revenues in the first quarter of fiscal 2002. During the first quarter of fiscal 2002, the Company ceased all significant operations in Ireland, and therefore reversed the cumulative translation adjustment of $245,000 previously recorded. Without this one-time adjustment, G&A expenses would have remained fairly constant for the period.

INTEREST

Interest expense was $341,000 in the first quarter of fiscal 2002 compared to $566,000 for the first quarter of fiscal year 2001. This decrease resulted primarily from a lower debt amount outstanding during the quarter and lower interest rates being charged from the prior year.

INCOME TAXES

The income tax benefit for the first quarter of fiscal year 2002 was $(222,000) versus a provision $106,000 for the first fiscal quarter of the prior year. The $(222,000) benefit for the first quarter fiscal year 2002 is the result of tax provisions of $212,000 on the earnings of foreign subsidiaries and an income tax benefit of $(434,000) on the domestic losses of the Company. The $106,000 provision for the first quarter of fiscal 2001 was net of $(43,000) in tax benefits on the losses of foreign operations. The Company has tax loss carryforwards of approximately $48.8 million, which expire in varying amounts in the years 2006 through 2021.

ESOP

No contributions to the Employee Stock Ownership Plan (ESOP) were made during the first quarter of fiscal years 2002 and 2001.

BACKLOG

The Company’s backlog at the end of first fiscal quarter of fiscal year 2002 was $49.3 million compared to $81.5 million at the end of fiscal year 2001 and $23.6 million at the end of the first quarter of fiscal year 2001. The decrease in the backlog from fiscal year end is attributable to orders shipped in the first quarter of fiscal year 2002 that had been held up in the fourth quarter.

RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

The following risks and uncertainties could affect the Company’s actual results and could cause results to differ materially from past results or those contemplated by the Company’s forward-looking statements. When used herein, the words "expects", "believes", "anticipates" and similar expressions are intended to identify forward-looking statements.

Potential Fluctuations in Quarterly Results The Company’s quarterly operating results have varied in the past and may vary in the future due to a variety of factors, including changes in overall demand for computer products, success of customers’ programs, timing

10
[RETURN TO TABLE OF CONTENTS]

of new programs, new product introductions or technological advances by the Company, its customers and its competitors and changes in pricing policies by the Company, its customers and its competitors. For example, the Company relies on customers’ forecasts to plan its business. If those forecasts are overly optimistic, the Company’s revenues and profits may fall short of expectations. Conversely, if those forecasts are too conservative, the Company could have an unexpected increase in revenues and profits.

Competition The EMS and keyboard industries are intensely competitive. Competitors may offer customers lower prices on certain high volume programs. This could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company’s business, operating results and financial condition. In addition, competitors can copy the Company’s non-proprietary designs after the Company has invested in development of products for customers, thereby enabling such competitors to offer lower prices on such products due to savings in development costs.

Concentration of Major Customers At present, the Company’s customer base is highly concentrated, and there can be no assurance that its customer base will not become more concentrated. Three of the Company’s EMS customers accounted for 39%, 27%, and 5% of net sales during fiscal 2001. In 2000, these same customers accounted for 38%, 13% and 9% of the Company’s net sales. There can be no assurance that the Company’s principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company’s customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company’s major customers or the reduction, delay or cancellation of orders from such customers could materially and adversely affect the Company’s business, operating results and financial condition.

Dependence on Key Personnel The Company’s future success depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to attract and retain qualified employees. The competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of key employees could have a material adverse effect on the Company’s business, operating results and financial condition.

Litigation The Company currently has eleven lawsuits by computer keyboard users which are in state or federal courts in New York. These suits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to injury. The alleged injuries are not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). These suits seek compensatory damages and some seek punitive damages. It is more likely than not that compensatory damages, if awarded, will be covered by insurance; however, the likelihood that punitive damages, if awarded, will be covered by insurance is remote. A total of 127 lawsuits have been dismissed in California, Connecticut, Florida, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, Pennsylvania and Texas.

Technological Change and New Product Risk The market for the Company’s products is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and relatively short product life cycles. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. The Company’s success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and emerging industry standards and address evolving and increasingly sophisticated customer requirements. Failure to do so could substantially harm the Company’s competitive position. There can be no assurance that the Company will be successful in identifying, developing, manufacturing and marketing products that respond to technological change, emerging industry standards or evolving customer requirements.

Dilution and Stock Price Volatility As of September 29, 2001, there were outstanding options and warrants for the purchase of approximately 2,000,000 shares of common stock of the Company (Common Stock), of which options and warrants for approximately 1,600,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts’ earnings estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

11
[RETURN TO TABLE OF CONTENTS]

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Events

Item 6. Exhibits and Reports on Form 8–K

              (a)  Exhibits

              10  Secured financing agreement with CIT Group/Business Credit, Inc.

              (b)  Reports on Form 8–K

                     None

12
[RETURN TO TABLE OF CONTENTS]

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/s/ Jack W. Oehlke	November 13, 2001

Jack W. Oehlke	Date:
(Director, President and
Chief Executive Officer)

/s/ Ronald F. Klawitter	November 13, 2001

Ronald F. Klawitter	Date:
Principal Financial Officer
Principal Accounting Officer

13
[RETURN TO TABLE OF CONTENTS]