Form 10-Q
period 2001-12-29
KEY TRONIC CORP
filed 2002-02-12
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 29, 2001	Commission File Number Number 0–11559

Key Tronic Corporation

Washington	91–0849125
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

At February 8, 2002, 9,672,580 shares of Common Stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)
	December 29, 2001	June 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,736	$2,137
Trade receivables, less allowance for doubtful accounts of $369 and $633	30,091	21,674
Inventories	22,399	20,601
Real estate held for sale	1,624	1,697
Deferred income tax asset, net	0	771
Other	4,806	5,670

Total current assets	60,656	52,550
Property, plant and equipment—at cost	85,543	99,228
Less accumulated depreciation	72,375	82,559

Total property, plant and equipment	13,168	16,669

Other assets:
Non-current deferred income tax asset	0	3,746
Other (net of accumulated amortization of $1,520 and $1,326)	1,140	513
Goodwill (net of accumulated amortization of $971 and $907)	829	893

	$75,793	$74,371

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)
	December 29, 2001	June 30, 2001
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$150	$150
Accounts payable	22,140	21,385
Deferred sales proceeds	78	2,894
Accrued compensation and vacation	2,910	2,615
Accrued taxes other than income taxes	1,007	973
Interest payable	94	69
Revolver	16,340	0
Litigation reserve	17,000	0
Other	2,377	1,578

Total current liabilities	62,096	29,664

Long-term obligations, less current portion	1,201	9,389

Commitments and contingencies (Notes 2, 3 and 7)
Shareholders’ equity:
Common stock, no par value, authorized 25,000 shares; issued and outstanding 9,673 and 9,673 shares	38,393	38,393
Accumulated deficit	(25,897)	(3,320)
Accumulated other comprehensive income	0	245

Total shareholders’ equity	12,496	35,318

	$75,793	$74,371

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Second Quarters Ended
	December 29, 2001	December 30, 2000
	(in thousands, except per share amounts)
Net sales	$50,516	$52,586
Cost of sales	45,639	48,100

Gross profit	4,877	4,486

Operating expenses:
Research, development and engineering	689	566
Selling	747	1,208
General and administrative	2,449	2,514

Operating income	992	198

Interest expense	359	674
Litigation reserve	17,000	0
Other income, net	(227)	(657)

Income (loss) before income tax provision	(16,140)	181
Income tax provision	5,455	178

Net income (loss)	$(21,595)	$3

Earnings (loss) per share:
Earnings (loss) per common share—basic and diluted	$(2.23)	$.00

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Two Quarters Ended
	December 29, 2001	December 30, 2000

	(in thousands, except per share amounts)
Net sales	$85,142	$103,800
Cost of sales	78,134	94,010

Gross profit	7,008	9,790
Operating expenses:
Research, development and engineering	1,247	1,380
Selling	1,468	2,742
General and administrative	4,194	4,649

Operating income	99	1,019
Interest expense	694	1,232
Litigation reserve	17,000	0
Other income, net	(250)	(706)

Income (loss) before income tax provision	(17,345)	493
Income tax provision	5,232	284

Net income (loss)	$(22,577)	$209

Earnings (loss) per share:
Earnings (loss) per common share—basic and diluted	$(2.33)	$.02

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Two Quarters Ended
	December 29, 2001	December 30, 2000
	(in thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	$(22,577)	$209
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	2,500	3,111
Provision for obsolete inventory	300	250
Provision for doubtful receivables	95	433
Provision for warranty	75	170
Litigation reserve	17,000	0
Loss on disposal of assets	(480)	(661)
Deferred income taxes	4,516	0
Changes in operating assets and liabilities:
Trade receivables	(8,511)	(5,351)
Inventories	(2,098)	(322)
Other assets	285	(5,407)
Accounts payable	755	2,282
Accrued compensation and vacation	295	611
Deferred sales proceeds	(312)	0
Other liabilities	784	657

Cash used in operating activities	(7,373)	(4,018)

Cash flows from investing activities:
Proceeds from sale of property and equipment	2	1,095
Proceeds from sale leaseback of real estate	0	4,030
Purchase of property and equipment	(590)	(245)

Cash provided (used) in investing activities	(588)	4,880

Cash flows from financing activities:
Payment of financing costs	(426)	0
Proceeds from issuance of common stock	0	89
Borrowings under revolving credit agreement	8,231	1,212

Cash provided by financing activities	7,805	1,301

Accumulated foreign currency translation adjustment	(245)	0
Net increase (decrease) in cash and cash equivalents	(401)	2,163

Cash and cash equivalents, beginning of period	2,137	1,013

Cash and cash equivalents, end of period	$1,736	$3,176

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

1.    INVENTORIES

	December 29, 2001	June 30, 2001
	(in thousands)
Finished goods	$9,379	$8,589
Work-in-process	2,884	2,088
Raw materials and supplies	12,871	12,636
Reserve for obsolescence	(2,735)	(2,712)

	$22,399	$20,601

2.    COMMITMENTS

The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $41,000 at December 29, 2001.

3.    SHORT-TERM AND LONG-TERM OBLIGATIONS

Short-term and Long-term Obligations consist of:

	December 29, 2001	June 30, 2001
	(in thousands)
Revolving line	$16,340	$8,109
Deferred compensation obligation	729	729
Deferred gain on sales	622	701

Total short-term and long-term obligations	17,691	9,539
Less current portion of long-term obligations	(150)	(150)
Less revolving line	(16,340)	0

	$1,201	$9,389

On August 24, 2001, the Company obtained a new revolving credit facility with CIT Group/Business Credit, Inc. for up to $25 million and paid off the GECC revolving loan. The Company recorded fees and penalties of $132,000 in conjunction with the refinancing. The new revolving loan is secured by the assets of the Company. For the first year of the financing agreement with CIT, interest will accrue at J.P. Morgan Chase prime rate plus 0.75% (5.50%) as well as an unused line fee of 0.50%. The agreement specifies four different levels of rates to be added to the base prime rate (between 0.25% and 1.00%) depending on the Company’s earnings before interest, taxes, depreciation, and amortization. The agreement contains financial covenants that relate to maximum capital expenditures, minimum earnings before interest expense, income tax, depreciation, and amortization, and minimum tangible net worth. The agreement is for a term of three years beginning on August 24, 2001 and ending on August 23, 2004. In addition to the financial covenants, the credit agreement restricts investments, disposition of assets, and the payment of dividends.

Because of the litigation judgment described in Note 7, CIT has notified the Company that it is in default of certain financial covenants in its credit facility and all subsequent loans or advances under the credit facility will be at the lender’s sole discretion. As a result, the revolver loan balance of $16.3 million has been reclassified to current liabilities until the default is cured or waived.

4.    SUPPLEMENTAL CASH FLOW INFORMATION

	Two Quarters Ended
	December 29, 2001	December 30, 2000
	(in thousands)
Interest payments	$614	$1,233
Income tax payments	542	310

5.    INCOME TAXES

The income tax provision for the second quarter of fiscal year 2002 was $5,455,000 versus an income tax provision of $178,000 for the second fiscal quarter of the prior year. The $5,455,000 provision for the second quarter of fiscal year 2002 is the result of provisions on the earnings of foreign subsidiaries of $504,000 and the elimination of the Company’s net deferred tax assets in the amount of $4,951,000. The deferred tax assets were written off as a result of the large financial loss for the quarter, which increased the Company’s net operating loss carry-forwards to over $65 million. Financial Accounting Standard No. 109 requires that management assess the sources of future taxable income, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance was increased to the full value of the deferred tax assets. The Company’s tax loss carry-forwards begin expiring in 2006. The $178,000 provision for the second fiscal quarter of 2001 was the result of provisions on the earnings of foreign subsidiaries.

6.    EARNINGS PER SHARE

The Company has adopted Financial Accounting Standards No. 128 which requires the presentation of “basic EPS” and “diluted EPS”. Basic EPS is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares and common share equivalents outstanding during the period. Key Tronic uses the Treasury Stock Method required by the standard in calculating the dilutive effect of common stock equivalents.

Because of the dilutive nature of outstanding options and warrants, the current quarter’s loss creates an antidilutive effect. Therefore the weighted average diluted shares equals the basic weighted average shares.

There were no adjustments to the income available to common shareholders for the first two quarters ended December 29, 2001 and December 30, 2000. The following table presents the Company’s calculations of weighted average shares outstanding (number of shares):

	Weighted Avg. Shares	Adjustment for Potential Common Shares	Total
For the Quarter Ended
December 29, 2001	9,672,580	Antidilutive	9,672,580
December 30, 2000	9,670,808	246,074	9,916,882
For Two Quarters Ended
December 29, 2001	9,672,580	Antidilutive	9,672,580
December 30, 2000	9,662,989	265,601	9,928,590

COMMITMENTS AND CONTINGENCIES

On December 20, 2001, a jury in Seattle federal court rendered a verdict finding that in 1993 Key Tronic misappropriated trade secrets and breached a confidentiality agreement with plaintiffs Fernando Falcon, Federico Gilligan and their company, F&G Scrolling Mouse LLC. The jury awarded damages of $16.5 million. Key Tronic strongly disagrees with the verdict and has filed post-trial motions seeking to overturn the verdict and will vigorously pursue an appeal if necessary. In addition to the $16.5 million judgment, the company has accrued an additional $0.5 million to cover expected legal costs.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements in addition to historical information. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to those outlined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks and Uncertainties That May Affect Future Results.” Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

Operating activities used $7.4 million of cash during the two quarters of fiscal year 2002 versus $4.0 million during the same period of the prior year. The change in cash for operating activities is due in part to the increased accounts receivable. This increase was caused by increased shipments in the first two quarters to a newly acquired EMS customer. Also contributing to the change in cash for operating activities is the increased levels of inventories for the company. This increase is attributable to additional raw materials needed for the major EMS customer that began production during the first two quarters of fiscal year 2002.

During the first two quarters of fiscal year 2002, $0.6 million was expended in capital additions versus $0.2 million spent in capital additions in the same period in the previous fiscal year. The Company anticipates capital expenditures of approximately $1.3 million through the remainder of the current fiscal year ending June 29, 2002. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS, pages 13-14. Capital expenditures are expected to be financed with internally generated funds.

On August 24, 2001, the Company obtained a new revolving credit facility with CIT Group/Business Credit, Inc. for up to $25 million and paid off the GECC revolving loan. The Company recorded fees and costs of $132,000 in conjunction with the refinancing. The new revolving loan is secured by the assets of the Company. For the first year of the financing agreement with CIT, interest will accrue at J.P. Morgan Chase prime rate plus 0.75% (5.50%) as well as an unused line fee of .5%. The agreement specifies four different levels of rates to be added to the base prime rate (between 0.25% and 1.00%) depending on the Company’s earnings before interest, taxes, depreciation, and amortization. The agreement contains financial covenants that relate to maximum capital expenditures, minimum earnings before interest expense, income tax, depreciation, and amortization, and minimum tangible net worth. The agreement is for a term of three years beginning on August 24, 2001 and ending on August 23, 2004. In addition to the financial covenants, the credit agreement restricts investments, disposition of assets, and the payment of dividends.

As a result of the litigation judgment described in Note 7 to the financial statements, the Company has been notified by CIT Group/Business Credit, Inc. (lender) that the Company is in default of certain financial covenants in its credit facility and all subsequent loans or advances under the credit facility will be at the lender’s sole discretion. Should any action be taken by the plaintiffs which results in either a levy or execution on any assets of the Company, the lender has stated that it will immediately stop all further financing. The Company is dependent upon loans and advances from the lender to fund its working capital requirements. A levy or execution would disrupt funding and require the Company to file under Chapter 11 of the U.S. Bankruptcy Code in order to continue operating.

The Company is currently in negotiations with the plaintiffs attempting to reach a settlement of this matter in an amount and on terms that will permit the Company to continue with ongoing operations. The Company has made an offer to the plaintiffs, which the Company believes is in excess of the estimated amount the plaintiffs would recover from a levy or execution in a Chapter 11 proceeding. Any settlement must be approved by the lender and the Company’s Board of Directors. If a settlement can be reached with the plaintiffs, the Company believes that cash, cash equivalents, funds available under the line of credit, and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

Real estate held for sale is carried at the lower of cost or net realizable value. In September of 1997, the Company signed a five year operating lease with a local company for this property. The lease terms include an option to buy the property upon notice at any time during the course of the lease. The lessee has notified the company that lessee intends to exercise its option to buy the property.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s major market risk relates to its secured debt. A portion of the Company’s accounts receivable and inventories are used as collateral for its term and revolving debt. The interest rates applicable to the Company’s revolving loan fluctuate with the JP Morgan Chase Bank prime rate.

The Company does not enter into derivative transactions or leveraged swap agreements.

Although the Company has international operations, the functional currency for all active subsidiaries is the U.S. dollar. The Company imports for its own use raw materials that are used in its manufacturing operations. Such purchases are denominated in U.S. dollars and are paid under normal trade terms.

NET SALES

Net sales for the fiscal 2002 second quarter ended December 29, 2001 were $50.5 million compared to $52.6 million for the second quarter of the previous year. For the six months ended December 29, 2001, sales were $85.1 million compared to $103.8 million for the same period of the previous year. The decrease in revenue for the six months ended was due primarily to a significant decrease in orders from one major EMS customer which was partially offset by an increase in orders from two new EMS customers. The revenue decline was also attributable to a decline in the Company’s keyboard sales. Keyboard orders continue to see a slowing of business demand and a decline of original equipment manufacturer (OEM) customer contracts. This drop in revenue was slightly offset by newly acquired EMS business, primarily by one major program that went into full production during the second quarter of 2002.

EMS revenue accounted for 90.5% of total revenue in the second quarter of fiscal year 2002 versus 78.1% of total revenue in the second quarter of fiscal year 2001. For the six months ended December 29, 2001, EMS revenue accounted for 88.5% of total revenue versus 76.6% of total revenue for the same time period of the prior fiscal year. The increase in EMS revenue in the second quarter is due primarily to the addition of two major EMS programs, partially offset by a decrease in orders from another EMS customer.

Keyboard revenue decreased 57% for the second quarter of fiscal year 2002 compared to the second quarter of fiscal year 2001. For six months ended December 29, 2001, keyboard revenue decreased 62% over the same period of the prior year. The decrease in keyboard revenue is due primarily to weak demand in the distribution keyboard market and a significant drop in OEM contracts.

COST OF SALES

Cost of sales was 90.3% of revenue in the second quarter of fiscal year 2002, compared to 91.5% for the second quarter of fiscal year 2001. Cost of sales was 91.8% of revenue for the six months ended December 29, 2001 compared to 90.6% for the same period of the prior year. Cost of sales for the second quarter of fiscal year 2002 decreased slightly because of a major EMS program that helped utilize excess capacity in the Company’s production facilities. For the six months ended December 29, 2001 compared to the prior year, the slight increase was primarily due to lower plant utilization resulting from reduced volumes, although a new major EMS program that reached full production in the second quarter of fiscal 2002 helped to temper the increase.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering (RD&E) expenses were $0.7 million in the second quarter of fiscal year 2002 and $0.6 million for the same period of fiscal year 2001. As a percentage of sales, RD&E expenditures were 1.4% in the second quarter of fiscal year 2002, compared to 1.1% for the same period of the prior year. RD&E expenses were $1.2 million for the six months ended December 29, 2001, compared to $1.4 million for the same period of the prior year. As a percentage of sales, RD&E expenditures were 1.5% of the current six month period versus 1.3% for the same period of the prior fiscal year.

SELLING EXPENSES

Selling expenses were $0.7 million in the second quarter of fiscal year 2002 compared to $1.2 million in the second quarter of fiscal year 2001. Selling expenses as a percentage of revenue were 1.5% for the quarter compared to 2.3% in the same quarter of fiscal year 2001. For the six months ended December 29, 2001, selling expenses were $1.5 million compared to $2.7 million for the same period of the prior year. As a percentage of revenue for the current six month period, selling expenses were 1.7% compared to 2.6% for the same period of the prior year.The decrease in selling expenses was due to an overall decline in keyboard revenue. Keyboards have higher selling costs associated with it than does EMS revenue.

GENERAL AND ADMINISTRATIVE

General and administrative (G&A) expenses remained fairly constant. They were $2.4 million in the second quarter of fiscal 2002 and $2.5 million for the first quarter of fiscal 2001. As a percentage of revenue, G&A expenses were 4.8% in the second quarter of fiscal years 2002 and 2001. For the six months ended December 29, 2001, G&A expenses were $4.2 million compared to $4.7 million for the same period of the prior year. As a percentage of revenue G&A expenses for the first six months of fiscal 2002 were 4.9% versus 4.5% for the same period of the prior year.

INTEREST

Interest expense was $359,000 in the second quarter of fiscal 2002 compared to $674,000 for the second quarter of fiscal year 2001. This decrease resulted from lower debt outstanding and reduced interest rates during the quarter.

INCOME TAXES

The income tax provision for the second quarter of fiscal year 2002 was $5,455,000 versus an income tax provision of $178,000 for the second fiscal quarter of the prior year. The $5,455,000 provision for the second quarter of fiscal year 2002 is the result of provisions on the earnings of foreign subsidiaries of $504,000 and the elimination of the Company’s net deferred tax assets in the amount of $4,951,000. The deferred tax assets were written off as a result of the large financial loss for the quarter, which increased the Company’s net operating loss carry-forwards to over $65 million. Financial Accounting Standard-No. 109 requires that management assess the sources of future taxable income, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance was increased to the full value of the deferred tax assets. The

Company’s tax loss carry-forwards begin expiring in 2006. The $178,000 provision for the second fiscal quarter of 2001 was the result of provisions on the earnings of foreign subsidiaries.

ESOP

No contributions to the Employee Stock Ownership Plan (ESOP) were made during the second quarter of fiscal years 2002 and 2001.

BACKLOG

The Company’s backlog at the end of second quarter of fiscal year 2002 was $44.8 million compared to $81.5 million at the end of fiscal year 2001, and $7.6 million at the end of the second quarter of fiscal year 2001. The decrease in the backlog from fiscal year end is primarily attributable to shipments made against a year long blanket purchase order from a new EMS customer reducing the amount still open.

RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

The following risks and uncertainties could affect the Company’s actual results and could cause results to differ materially from past results or those contemplated by the Company’s forward-looking statements. When used herein, the words “expects”, “believes”, “anticipates” and similar expressions are intended to identify forward-looking statements.

Potential Fluctuations in Quarterly Results.    The Company’s quarterly operating results have varied in the past and may vary in the future due to a variety of factors, including changes in overall demand for computer products, success of customers’ programs, timing of new programs, new product introductions or technological advances by the Company, its customers and its competitors and changes in pricing policies by the Company, its customers and its competitors. For example, the Company relies on customers’ forecasts to plan its business. If those forecasts are overly optimistic, the Company’s revenues and profits may fall short of expectations. Conversely, if those forecasts are too conservative, the Company could have an unexpected increase in revenues and profits.

Litigation Judgment.    As a result of the litigation judgment described in Note 7 to the financial statements, the Company has been notified by CIT Group/Business Credit, Inc. that the Company is in default of certain financial covenants in its credit facility and all subsequent loans or advances under the credit facility will be at the lender’s sole discretion. Should any action be taken by the plaintiffs which results in either a levy or execution on any assets of the Company, the lender has stated that it will immediately stop all further financing. The Company is dependent upon loans and advances from the lender to fund its working capital requirements. A levy or execution would disrupt funding and require the Company to file under Chapter 11 of the U.S. Bankruptcy Code in order to continue operating. The company’s success depends on its ability to attract and maintain customers and its ability to maintain its supplier relationships and obtain trade credit. There can be no assurance that the company will not lose customer and supplier relationships as a result of the uncertainty created by the litigation judgment.

The Company is currently in negotiations with the plaintiffs attempting to reach a settlement of this matter in an amount and on terms that will permit the Company to continue with ongoing operations. The Company has made an offer to the plaintiffs, which the Company believes is in excess of the estimated amount the plaintiffs would recover from a levy or execution in a Chapter 11 proceeding. Any settlement must be approved by the lender and the Company’s Board of Directors. There can be no assurance that the Company and plaintiffs will be able to reach a settlement of this matter.

Competition.    The EMS and keyboard industries are intensely competitive. Most of the Company’s principal competitors are headquartered in Asian countries that have a low cost labor force. Those competitors may offer customers lower prices on certain high volume programs. This could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company’s business, operating results and financial condition. In addition, competitors can copy the Company’s non-proprietary designs after the Company has invested in development of products for customers, thereby enabling such competitors to offer lower prices on such products due to savings in development costs.

Concentration of Major Customers.    At present, the Company’s customer base is highly concentrated, and there can be no assurance that its customer base will not become more concentrated. Three of the Company’s EMS customers accounted for 39%, 27%, and 5% of net sales during fiscal 2001. In 2000, these same customers accounted for 38%, 13% and 9% of the Company’s net sales. There can be no assurance that the Company’s principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers and the Company’s customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company’s major customers or the reduction, delay or cancellation of orders from such customers could materially and adversely affect the Company’s business, operating results and financial condition.

Dependence on Key Personnel.    The Company’s future success depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to attract and retain qualified employees. The competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of key employees could have a material adverse effect on the Company’s business, operating results and financial condition.

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

Dilution and Stock Price Volatility.    As of December 29, 2001, there were outstanding options and warrants for the purchase of approximately 2,000,000 shares of common stock of the Company (Common Stock), of which options and warrants for approximately 1,600,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts’ earnings estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

PART II.    OTHER INFORMATION:

Item 1.    Legal Proceedings

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Events

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  The company filed the following current report on Form 8-K during the quarter ended December 29, 2001:

Current report on Form 8-K dated December 21, 2001 included information relating to the Company’s announcement that a jury in Seattle federal court had rendered a verdict finding that the Company misappropriated trade secrets and breached a confidentiality agreement with Plaintiffs Fernando Falcon, Federico Gilligan and their company, F&G Scrolling Mouse LLC. The jury awarded damages of $16.5 million and as a result of the verdict, the Company expected that, as of December 29, 2001 it would be in default of certain financial covenants in its credit facility maintained with a lender to the Company.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

Signature	Date

/s/ JACK W. OEHLKE Jack W. Oehlke	February 12, 2002
(Director, President and Chief Executive Officer)

/s/ RONALD F. KLAWITTER Ronald F. Klawitter	February 12, 2002
Principal Financial Officer
Principal Accounting Officer