Form 10-Q
period 2002-03-30
KEY TRONIC CORP
filed 2002-05-14
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

Quarter Ended March 30, 2002	Commission File Number
Number 0-11559

Key Tronic Corporation

Washington	91-089125
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

At May 9, 2002, 9,672,580 shares of Common Stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 30, 2002	June 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,374	$2,137
Trade receivables, less allowance for doubtful accounts of $429 and $633	22,932	21,674
Inventories	20,076	20,601
Real estate held for sale	0	1,697
Deferred income tax asset—current, net	0	771
Other	4,589	5,670

Total current assets	48,971	52,550

Property, plant and equipment—at cost	85,920	99,228
less accumulated depreciation	73,160	82,559

Total property, plant and equipment	12,760	16,669

Other assets:
Deferred income tax asset, net	0	3,746
Other (net of accumulated amortization of $1,594 and $1,326)	1,084	513
Goodwill (net of accumulated amortization of $1,003 and $907)	797	893

	$63,612	$74,371

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 30, 2002	June 30, 2001
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$150	$150
Accounts payable	17,429	21,385
Accrued compensation and vacation	3,443	2,615
Accrued taxes other than income taxes	635	973
Interest payable	72	69
Deferred sales proceeds	78	2,894
Revolver—ST	8,058	0
Litigation reserve	16,579	0
Other	3,092	1,578

Total current liabilities	49,536	29,664

Long-term obligations, less current portion	1,182	9,389

Commitments and contingencies (Notes 2 and 7)
Shareholders’ equity:
Common stock, no par value, authorized 25,000 shares; issued and outstanding 9,673 and 9,673 shares	38,393	38,393
Accumulated deficit	(25,499)	(3,320)
Accumulated other comprehensive income	0	245

Total shareholders’ equity	12,894	35,318

	$63,612	$74,371

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Third Quarters Ended
	March 30, 2002	March 31, 2001
	(in thousands, except per share amounts)
Net sales	$46,515	$32,228
Cost of sales	42,215	34,297

Gross margin	4,300	(2,069)

Operating expenses:
Research, development and engineering	606	745
Selling	690	1,093
General and administrative	2,237	2,334

Operating income (loss)	767	(6,241)
Interest expense	400	460
Other income	(114)	(139)

Income (loss) before income tax provision	481	(6,562)
Income tax provision	82	173

Net income (loss)	$399	$(6,735)

Earnings (loss) per share:
Earnings (loss) per common share—basic and diluted	$.04	$(.70)

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Quarters Ended
	March 30, 2002	March 31, 2001
	(in thousands, except per share amounts)
Net sales	$131,658	$136,028
Cost of sales	120,350	128,307

Gross margin	11,308	7,721

Operating expenses:
Research, development and engineering	1,853	2,125
Selling	2,158	3,835
General and administrative	6,431	6,984

Income (loss) from operations	866	(5,223)
Interest expense	1,094	1,692
Other expense (income)	16,636	(846)

Loss before income tax provision	(16,864)	(6,069)
Income tax provision	5,315	457

Net loss	$(22,179)	$(6,526)

Loss per share:
Loss per common share—basic and diluted	$(2.29)	$(.68)

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
	March 30, 2002	March 31, 2001
	(in thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net loss	$(22,179)	$(6,526)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	3,513	4,610
Provision for obsolete inventory	1,550	250
Provision for doubtful receivables	155	463
Provision for warranty	155	220
Litigation reserve	16,579	0
Loss on disposal of assets	(566)	(736)
Deferred income taxes	4,517	0
Changes in operating assets and liabilities:
Trade receivables	(1,413)	5,039
Inventories	(1,025)	(1,904)
Other assets	445	353
Accounts payable	(3,956)	(675)
Accrued compensation and vacation	828	703
Deferred sales proceeds	(329)	(252)
Other liabilities	1,024	782

Cash provided by (used in) operating activities	(702)	2,327

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,709	1,212
Proceeds from sale leaseback of real estate	0	4,030
Purchase of property and equipment	(969)	(394)

Cash provided by (used in) investing activities	740	(4,848)

Cash flows from financing activities:
Payment of financing costs	(504)	0
Proceeds from issuance of common stock	0	89
Payments on revolving credit agreement on long-term obligations	(52)	(5,794)

Cash used in financing activities	(556)	(5,705)

Accumulated foreign currency translation adjustment	(245)	0
Net (decrease) increase in cash and cash equivalents	(763)	1,470

Cash and cash equivalents, beginning of period	2,137	1,013

Cash and cash equivalents, end of period	$1,374	$2,483

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

1.    INVENTORIES

	March 30, 2002	June 30, 2001
	(in thousands)
Finished goods	$8,713	$8,589
Work-in-process	2,419	2,088
Raw materials and supplies	12,862	12,636
Reserve for obsolescence	(3,918)	(2,712)

	$20,076	$20,601

2.    COMMITMENTS

The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $45,000 at March 30, 2002.

3.    SHORT-TERM AND LONG-TERM OBLIGATIONS

Long-term obligations consist of:

	March 30, 2002	June 30, 2001
	(in thousands)
Revolving line	$8,058	$8,109
Deferred gain on sale	681	701
Deferred compensation obligation	729	729

Total short-term and long-term obligations	9,468	9,539

Less current portion of long-term obligations	(228)	(150)
Less revolving line	(8,058)	0

	1,182	9,389

On August 24, 2001, the Company obtained a new revolving credit facility with CIT Group/Business Credit, Inc. for up to $25 million and paid off the GECC revolving loan. The Company recorded fees and penalties of $132,000 in conjunction with the refinancing. The new revolving loan is secured by the assets of the Company. For the first year of the financing agreement with CIT, interest will accrue at J.P. Morgan Chase prime rate plus 0.75% as well as an unused line fee of 0.50%. The Company paid 5.50% for the third quarter of fiscal year 2002. The agreement specifies four different levels of rates to be added to the base prime rate (between 0.25% and 1.00%) depending on the Company’s earnings before interest, taxes, depreciation and amortization. The agreement contains financial covenants that relate to maximum capital expenditures, minimum earnings before interest expense, income tax, depreciation, and amortization and minimum tangible net worth. The agreement is for a term of three years beginning on August 24, 2001 and ending on August 23, 2004. In addition to the financial covenants, the credit agreement restricts investments, disposition of assets and the payment of dividends.

Because of the litigation judgment described in Note 7, CIT has notified the Company that it is in default of certain financial covenants in its credit facility and all subsequent loans or advances under the credit facility will be at the lender’s sole discretion. As a result, the revolver loan balance of $8.1 million has been reclassified to current liabilities until the default is cured or waived.

KEY TRONIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4.    SUPPLEMENTAL CASH FLOW INFORMATION

	Three Quarters Ended
	March 30, 2002	March 31, 2001
	(in thousands)
Interest payments	$1,071	$1,747
Income tax payments	1,132	489

5.    INCOME TAXES

The income tax provision for the third quarter of fiscal year 2002 was $82,000 versus a provision of $173,000 for the third fiscal quarter of the prior year. The provision of $82,000 for the third quarter of fiscal year 2002 is the net result of tax provisions and the earnings of foreign subsidiaries. The $173,000 provision for the third quarter of fiscal year 2001 was the result of tax provisions on the earnings of foreign subsidiaries. The Company has tax loss carryforwards of approximately $62.0 million, which expire in varying amounts in the years 2006 through 2021.

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

Because of the dilutive nature of outstanding options and warrants, the three quarters’ loss creates an antidilutive effect. Therefore, the weighted average diluted shares equals the basic weighted average shares.

There were no adjustments to the income available to common shareholders for the third quarters and three quarters ended March 30, 2002 and March 31, 2001. The following table presents the Company’s calculations of weighted average shares outstanding (number of shares):

	Weighted Avg. Shares	Adjustment for Potential Common Shares	Total
For the Quarter Ended
March 30, 2002	9,672,580	0	9,672,580
March 31, 2001	9,672,580	0	9,672,580
For Three Quarters Ended
March 30, 2002	9,672,580	antidilutive	9,672,580
March 31, 2001	9,666,186	antidilutive	9,666,186

7.    CONTINGENCIES

On December 20, 2001, a jury in Seattle federal court rendered a verdict finding that in 1993 Key Tronic misappropriated trade secrets and breached a confidentiality agreement with plaintiffs Fernando Falcon, Federico Gilligan and their company, F&G Scrolling Mouse LLC. The jury awarded damages of $16.5 million. Key Tronic strongly disagrees with the verdict and has filed post-trial motions seeking to overturn the verdict and will vigorously pursue an appeal if necessary. In addition to the $16.5 million judgment, the Company has accrued an additional $500, 000 to cover expected legal costs of which $421,000 has been paid.

During the third quarter the remaining fifteen lawsuits by computer keyboard users which were in state or federal courts in New York were dismissed. These suits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to injury. The alleged injuries were not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). All 138 lawsuits have been dismissed in California, Connecticut, Florida, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, Pennsylvania and Texas.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

The Company’s operating activities used $0.7 million of cash during the first three quarters of fiscal year 2002 versus $2.3 million cash provided by operating activities during the same period of the prior year. The change in cash and cash equivalents at March 30, 2002 compared to March 31, 2001 is attributable in part to a significant decrease in accounts payable. During the current fiscal year, the Company made progress in bringing its vendor accounts back to normal industry terms. Final agreements were also reached with a few vendors for excess parts inventories related to customer programs canceled in the previous fiscal year. The decrease in accounts payable along with increases in trade receivables and inventories as well as the expenses paid in connection with the F&G litigation during the second quarter, are the primary uses of cash in operations.

During the first three quarters of fiscal year 2002, $1.0 million was expended in capital additions versus $0.4 million spent in capital additions in the same period in the previous fiscal year. The Company anticipates capital expenditures of approximately $0.6 million through the remainder of the current fiscal year ending June 29, 2002. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See risks and uncertainties that may affect future results, pages 15-16. Capital expenditures are expected to be financed with internally generated funds.

On August 24, 2001, the Company obtained a new revolving credit facility with CIT Group/Business Credit, Inc. (“CIT”) for up to $25 million and paid off the General Electric Capital Corporation (“GECC”) revolving loan. The Company recorded fees and costs of $132,000 in conjunction with the refinancing. The new revolving loan is secured by the assets of the Company. For the first year of the financing agreement with CIT, interest will accrue at J.P. Morgan Chase Bank prime rate plus 0.75% as well as an unused line fee of .5%. The Company paid 5.50% for the third quarter of fiscal year 2002. The agreement specifies four different levels of rates to be added to the base prime rate (between 0.25% and 1.00%) depending on the Company’s earnings before interest, taxes, depreciation, and amortization. The agreement contains financial covenants that relate to maximum capital expenditures, minimum earnings before interest expense, income tax, depreciation, and amortization, and minimum tangible net worth. The agreement is for a term of three years beginning on August 24, 2001 and ending on August 23, 2004. In addition to the financial covenants, the financing agreement restricts investment, disposition of assets, and the payment of dividends.

As a result of the litigation judgment described in Note 7 to the financial statements, the Company has been notified by CIT that the Company is in default of certain financial covenants in its credit facility and all subsequent loans or advances under the credit facility will be at the lender’s sole discretion. Should any action be taken by the plaintiffs which results in either a levy or execution on any assets of the Company, the lender has stated that it will immediately stop all further financing. The Company is dependent upon loans and advances from the lender to fund its working capital requirements. A levy or execution would disrupt funding and require the Company to file under Chapter 11 of the U.S. Bankruptcy Code in order to continue operating.

The Company is currently in negotiations with the plaintiffs attempting to reach a settlement of this matter in an amount and on terms that will permit the Company to continue with ongoing operations. The Company has made an offer to the plaintiffs, which the Company believes is in excess of the estimated amount the plaintiffs would recover from a levy or execution in a Chapter 11 proceeding. Any settlement must be approved by the lender and the Company’s Board of Directors. If such a settlement can be reached with the plaintiffs, the Company believes that cash, cash equivalents, funds available under the line of credit, and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

Real estate held for sale is carried at the lower of cost or net realizable value. In September of 1997, the Company signed a five-year operating lease with a local company for a manufacturing facility located in Cheney, Washington. The lease terms included an option to buy the property upon notice at any time during the course of the lease. On February 21, 2002, the Company sold the real estate, which was held for sale and carried at the lower of cost or net realized value for $1,705,628 and recorded a gain of $84,000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s major market risk relates to its secured debt. A portion of the Company’s accounts receivable and inventories are used as collateral for its revolving debt. The interest rates applicable to the Company’s revolving loan fluctuate with the J.P. Morgan Chase Bank prime rate.

The Company does not enter into derivative transactions or leveraged swap agreements.

Although the Company has international operations, the functional currency for all active subsidiaries is the U.S. dollar. The Company imports for its own use raw materials that are used in its manufacturing operations. Such purchases are denominated in U.S. dollars and are paid under normal trade terms.

NET SALES

Net sales for the fiscal 2002 third quarter ended March 30, 2002 were $46.5 million compared to $32.2 million for the third quarter of the previous year. For the nine months ended March 30, 2002, sales were $131.7 million compared to $136.0 million for the same period of the previous fiscal year. The decrease in revenue for the nine months ended was due primarily to a significant decrease in orders from one major electronic manufacturing services (EMS) customer which was partially offset by an increase in orders from two new EMS customers. The revenue decline was also attributable to a decline in the Company’s keyboard sales. Keyboard orders continue to see a slowing of business demand and a decline of original equipment manufacturer (OEM) customer contracts. This drop in keyboard revenue was slightly offset by newly acquired EMS business, primarily by one major program that went into full production during the second quarter of 2002.

EMS revenue accounted for 90.0% of total revenue in the third quarter of fiscal 2002 versus 70.0% of total revenue in the third quarter of fiscal year 2001. For the nine months ended March 30, 2002, EMS revenue accounted for 89.0% of total revenue versus 74.9% of total revenue for the same time period of the prior fiscal year. The increase in EMS revenue in the third quarter is due primarily to the addition of two major EMS programs, partially offset by a decrease in orders from another EMS customer.

COST OF SALES

Cost of sales were 90.8% of revenue in the third quarter of year 2002, compared to 106% for the third quarter of year 2001. Cost of sales were 91.4% of revenue for the three quarters ended March 30, 2002 compared to 94.3% for the same period of the prior year. For the nine months ended and third quarter ended, the cost of sales percentage decrease is a result of one major EMS program that helped utilize excess capacity in the Company’s production facilities.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering (RD&E) expenses were $0.6 million in the third quarter of fiscal year 2002 and $0.7 million for the third quarter of fiscal year 2001. As a percentage of sales, RD&E expenditures were 1.3% in the third quarter of year 2002, compared to 2.3% for the same period of the prior year. RD&E expenses were $1.9 million for the three quarters ended March 30, 2002, compared to $2.1 million for the same period of the prior fiscal year. As a percentage of sales, RD&E expenditures were 1.3% for the three quarters ended March 30, 2002 versus 1.6% for the same period of the prior fiscal year. The slight decreases in RD&E expenses were primarily due to recovering the majority of engineering costs from customers.

SELLING EXPENSES

Selling expenses were $0.7 million in the third quarter of fiscal year 2002 compared to $1.1 million in the third quarter of fiscal year 2001. Selling expenses as a percentage of revenue were 1.5% for the quarter compared to 3.4% in the same quarter of fiscal year 2001. For the three quarters ended March 30, 2002, selling expenses were $2.2 million compared to $3.8 million for the same period of the prior fiscal year. As a percentage of revenue for the three quarters ended March 30, 2002, selling expenses were 1.6% compared to 2.8% for the same period of the prior fiscal year. The decrease in selling expenses was due to an overall decline in keyboard sales. Keyboards have higher selling expenses than do EMS products.

GENERAL AND ADMINISTRATIVE

General and administrative (G&A) expenses were $2.2 million in the third quarter of fiscal 2002 compared to $2.3 in the third quarter of fiscal 2001. As a percentage of revenue, G&A expenses were 4.8% in the third quarter of fiscal year 2002 versus 7.2% in the same quarter of the prior fiscal year due to an increase in third quarter revenues. For the three quarters ended March 30, 2002, G&A expenses were $6.4 million compared to $7.0 million for the same period of the prior fiscal year. As a percentage of revenue G&A expenses for the first three quarters of fiscal 2002 were 4.9% versus 5.1% for the same period of the prior fiscal year.

INTEREST

Interest expense was $365,000 in the third quarter of fiscal 2002 compared to $460,000 for the third quarter of fiscal year 2001. For the three quarters ended March 30, 2002 and March 31, 2001 interest expense was $1,068,000 and $1,700,000 respectively. The lower interest expense is due primarily to reduced interest rates and lower level of outstanding debt on the revolving line of credit.

INCOME TAXES

The income tax provision for the third quarter of fiscal year 2002 was $82,000 versus a provision of $173,000 for the third fiscal quarter of the prior year. The provision of $82,000 for the third quarter of fiscal year 2002 is the net result of tax provisions and provision adjustments on the earnings of foreign subsidiaries. The $173,000 provision for the third quarter of fiscal year 2001 was the result of tax provisions on the earnings of foreign subsidiaries. The Company has tax loss carryforwards of approximately $62.0 million, which expire in varying amounts in the years 2006 through 2021.

BACKLOG

The Company’s backlog at the end of third fiscal quarter of fiscal year 2002 was $36.7 million compared to $81.5 million at the end of fiscal year 2001 and $8.7 million at the end of the third quarter of fiscal year 2001. The decrease in the backlog from fiscal year end is attributable to shipments made against a year long blanket purchasing order from a new EMS customer reducing the amount still open.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

On December 12, 2001, the SEC issued FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies.” FR-60 is an intermediate step to alert companies to the need for greater investor awareness of the sensitivity of financial statements to the methods, assumptions, and estimates underlying their preparation. The principal accounting policies adopted by companies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. FR-60 encourages disclosure in financial statements that will discuss the likelihood that materially different amounts would be reported under different conditions or using different methods, assumptions, or estimates.

The Company’s significant accounting policies are disclosed in its 2001 report on Form 10-K. There have been no changes material to these policies during the first three quarters of fiscal 2002. The following paragraphs give a more detailed explanation of the more significant policies:

Revenue Recognition.    The Company recognizes revenue primarily when products are shipped. SAB 101 states that revenue generally is realized or realizable and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred or services have been rendered
•	The seller’s price to the buyer is fixed or determinable
•	Collectibility is reasonably assured

The Company believes that it meets the above criteria for the following reasons:

•	Customer purchase orders confirming the price and shipping terms are required prior to shipment.
•	The terms of the Company’s sales are generally FOB shipping point meaning that the customer takes ownership of the goods and assumes the risk of loss when the goods leave the Company’s premises.
•	The seller’s price to the buyer is fixed or determinable – as noted, we require a customer purchase order, which confirms the price and shipping terms.
•	Collectibility is reasonably assured – the credit terms for customers are pre-established so that collection of the account can be reasonably assured.

Inventories.    Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out (FIFO) method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. The Company’s customers may cancel orders, change production quantities or delay production for a number of reasons. Any of these actions could impact the valuation of inventories. Through a quarterly budgeting process and constant contact with the Company’s customers, any projected negative or positive events that could impact inventory are considered when determining the lower of cost or market valuations. The Company also maintains an inventory of finished keyboard products in order to support distribution demand. This inventory generally turns over approximately every three months, but it is subject to frequent reviews, and any adjustments for obsolescence for keyboards as well as EMS products are recorded in the financial statements as required (see Note 1).

Accounts Receivable.    The Company values its accounts receivable net of an allowance for doubtful accounts. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future, and the amount of this allowance is disclosed in the Company’s Consolidated Balance Sheet. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of the Company’s customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, the Company could incur additional and possibly material expenses that would negatively impact earnings.

Accrued Warranty.    An accrual is made for expected warranty costs, with the related expense recognized in cost of goods sold. Management reviews the adequacy of this accrual quarterly based on historical analysis and anticipated product returns. Over the course of the past three years, the Company’s warranty expense has materially decreased. As the Company has made the transition from manufacturing only keyboards to EMS, its exposure to warranty issues has declined significantly. The Company’s warranty period for keyboards is generally three times longer than that for EMS products. The declines in warranty expense and the related accrual account are directly related to the change in the composition of the Company’s revenue from keyboards to EMS. This same trend is expected to continue in future.

ADDITIONAL DISCLOSURES CONCERNING LIQUIDITY AND CAPITAL RESOURCES, INCLUDING “OFF-BALANCE SHEET” ARRANGEMENTS

On January 22, 2002, the SEC issued FR-61, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This statement suggests several topics that should be discussed in greater detail, so that readers of financial statements are better informed about the facts and circumstances underlying the numbers presented. The topics addressed below are those that the Company feels are most relevant to its current operations. Any statements in this section which discuss or are related to future dates or periods are “forward-looking statements.”

Liquidity Disclosures.    As discussed in Note 7 to the financial statements, the Company has been notified by CIT Group/Business Credit, Inc. (lender) that the Company is in default of certain financial covenants in its credit facility and all subsequent loans or advances under the credit facility will be at the lender’s sole discretion. The Company’s default of financial covenants is a result of the $17.0 million expense recorded at end of December 2001, due to the litigation judgment awarded to F&G Scrolling Mouse. Should F&G try to execute this judgment and place liens on the Company’s assets, CIT will immediately stop all further financing. This action would force the Company into Chapter 11.

In mid-March of 2002, the bankruptcy court allowed a “stay of execution” that prevents F&G from taking any action that would force the Company into bankruptcy. This stay will be in effect until such time that the judge has ruled on the post-trial motions that were filed with the bankruptcy court shortly after the judgment was awarded. This stay of execution is secured by a $1 million bond, which covers the interests of the plaintiffs during this period of time.

Although the Company continues to work with F&G to reach a reasonable settlement, all efforts remained unsuccessful as of March 30, 2002. This continuing unresolved situation is causing damage to the Company’s business, because new potential customers are apprehensive to award business to a supplier who may find itself in Chapter 11. In addition, the Company’s supplier base is also concerned, and it is not uncommon for new suppliers to request some form of expedited payment. The majority of the Company’s suppliers have continued to be very supportive, and because CIT is continuing to fund the Company’s daily cash requirements, payments are generally processed according to normal trade terms.

Although the Company has guaranteed the debts of its subsidiary in Shanghai to a few foreign vendors, the purchases are not material.

The Company does not have any written options on non-financial assets.

Off-Balance Sheet Arrangements.    The Company leases various assets under operating leases from several different leasing companies. The aggregate payments were disclosed in Note 6 to the Company’s 10-K Report for fiscal 2001. Although some new leases have been added in the three quarters ended March 30, 2002, there has not been any significant changes to the total amount of exposure.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company’s long-term obligations were disclosed in its 10-K report for fiscal year 2001 in Note 5. Because of the F&G litigation, most of the Company’s long-term debt was reclassified to short-term at the end of December 2001. In accordance with the suggestions in FR-61, the following schedule as of March 30, 2002 updates the Company’s required payments against existing contracts and other commercial commitments:

Short-term Obligations	Total	Less Than 1 Year	One Year	Greater Than 1 Year
Revolving line of credit	$8,058	$8,058
Long-term obligations
Deferred gain on building sale	681		78	525
Deferred compensation obligation	729		150	579
Operating leases	11,980		4,556	7,424
Total	$21,448	$8,058	$4,784	$8,528

The Company does not have any unconditional purchase obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

As of March 30, 2002, the Company has two active standby letters of credit. The larger of the two is for $1 million dollars and is collateral for the bond discussed under “Liquidity Disclosures” above. The smaller letter of credit is for $250,000, and it is used as security for leased equipment located in Mexico.

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

The Company does not have any trading activities that include non-exchange traded contracts accounted for at fair value.

DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

The Company has life insurance policies on the life of its founder with net death benefits totaling approximately $3,000,000. Of these, policies with death benefits totaling $750,000 have been designated to fund obligations of the Company to the founder’s spouse in the event of his death and, accordingly, such obligations are not recorded in the financial statements.

The Company disclosed its relationships with various foreign entities and properties in its 10-K Report for fiscal year 2001. There have been no changes to those relationships or properties during the three quarters ended March 30, 2002. Business is conducted with the Company’s subsidiaries on an arms length basis for normal purchase and sale transactions. There were no other significant transactions with related and certain other parties.

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

Litigation.    As a result of the litigation judgment described in Note 7 to the financial statements, the Company has been notified by CIT Group/Business Credit, Inc. that the Company is in default of certain financial covenants in its credit facility and all subsequent loans or advances under the credit facility will be at the lender’s sole discretion. Should any action be taken by the plaintiffs which results in either a levy or execution on any assets of the Company, the lender has stated that it will immediately stop all further financing. The Company is dependent upon loans and advances from the lender to fund its working capital requirements. A levy or execution would disrupt funding and require the Company to file under Chapter 11 of the U.S. Bankruptcy Code in order to continue operating. The Company’s success depends on its ability to attract and maintain customers and its ability to maintain its supplier relationships and obtain trade credit. There can be no assurance that the Company will not lose customer and supplier relationships as a result of the uncertainty created by the litigation judgment.

During the third quarter the remaining fifteen lawsuits by computer keyboard users which were in state or federal courts in New York were dismissed. These suits allege that specific keyboard products manufactured by the Company were sold with manufacturing, design and warning defects which caused or contributed to injury. The alleged injuries were not specifically identified but are referred to as repetitive stress injuries (RSI) or cumulative trauma disorders (CTD). All 138 lawsuits have been dismissed in California, Connecticut, Florida, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Michigan, New Jersey, New York, Pennsylvania and Texas.

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

Concentration of Major Customers.    At present, the Company’s customer base is highly concentrated, and there can be no assurance that its customer base will not become more concentrated. Three of the Company’s EMS customers accounted for 39%, 27%, and 5% of net sales during fiscal 2001. In fiscal 2000, these same customers accounted for 38%, 13% and 9% of the Company’s net sales. There can be no assurance that the Company’s principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company’s customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company’s major customers or the reduction, delay or cancellation of orders from such customers could materially and adversely affect the Company’s business, operating results and financial condition.

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

Technological Change and New Product Risk.    The market for the Company’s products and services is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and relatively short product life cycles. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. The Company’s success will depend upon its ability to enhance its existing products and services and to develop and introduce, on a timely and cost-effective basis, new products and services that keep pace with technological developments and emerging industry standards and address evolving and increasingly sophisticated customer requirements. Failure to do so could substantially harm the Company’s competitive position. There can be no assurance that the Company will be successful in identifying, developing, manufacturing and marketing products that respond to technological change, emerging industry standards or evolving customer requirements.

Dilution and Stock Price volatility.    As of March 30, 2002, there were outstanding options and warrants for the purchase of approximately 2,100,000 shares of common stock of the Company (Common Stock), of which options and warrants for approximately 1,400,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised. The price of the Company’s Common Stock may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or to factors relating to the EMS and keyboard industries or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

New Accounts Announcements.

On July, 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 will require the Company to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. On June 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 143 “Accounting for Retirement Obligations”. Under SFAS No. 143, the Company is required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. On August, 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, SFAS No. 144 establishes accounting standards for all long-lived assets to be disposed of, including discounted operations. The Company is in the process of determining the impact that SFAS No. 142, SFAS No. 143 and SFAS No. 144 will have on the Company’s financial statements. The Company will be required to adopt these at the beginning of fiscal year 2003.

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Reference Footnote No. 7

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Events

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/s/ JACK W. OEHLKE Jack W. Oehlke Director, President and Chief Executive Officer	May 14, 2002 Date

/s/ RONALD F. KLAWITTER Ronald F. Klawitter Principal Financial Officer (Principal Accounting Officer)	May 14, 2002 Date