Form 10-K
period 2002-06-29
KEY TRONIC CORP
filed 2002-09-11
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 29, 2002

Commission File Number 0-11559

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

Indicate by checkmark if delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $9,564,388 as of June 29, 2002.

The number of shares of Common Stock of the Registrant outstanding as of June 29, 2002 was 9,672,580 shares.

The Exhibit Index is located at pages 31-32.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the extent specified herein:

Document Description	10-K Part

Proxy Statement dated September 26, 2001	III

KEY TRONIC CORPORATION
2002 FORM 10-K

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

PART I

Item 1.     Business

Key Tronic Corporation (dba KeyTronicEMS), a Washington corporation organized in 1969, and its subsidiaries (hereinafter collectively called the “Company” or “Key Tronic” unless the context otherwise requires) are principally engaged in electronic manufacturing services (EMS) for original equipment manufacturers (OEMs). The Company also manufactures keyboards for personal computers, terminals, and workstations primarily in standard layouts that can be sold directly from stock.

BACKGROUND

Historically, Key Tronic was a manufacturer of only electronic keyboards, but about four years ago, after assessing its strengths and capabilities, the Company’s focus was shifted to electronic manufacturing services (EMS). Presently, Key Tronic is known as an independent provider of a mix of EMS services for OEMs. The Company’s manufacturing capabilities include tool making, precision molding, prototype design, liquid plastic injection molding, printed circuit board assembly (both through-hole and surface- mount), and full box build.

Operations are currently conducted in facilities in the United States, China, Ireland and Mexico. This global production capability provides customers with benefits of improved supply-chain management, reduced inventory, lower transportation costs and reduced product fulfillment time.

The EMS industry is comprised of companies that provide a range of manufacturing services for OEMs. The EMS industry has experienced rapid growth over the past several years as more and more OEMs shift to external manufacturing, and it is expected to continue in this growth pattern for several years.

CUSTOMERS AND MARKETING

OEM MARKETS

The Company provides manufacturing services for outsourced OEM products. Key Tronic is capable of providing a mix of EMS services including product design, tool making, precision molding, prototype design, liquid plastic injection molding, printed circuit board assembly, full box build, and screened silver flexible circuit membranes. The percentage of revenues from EMS services for the fiscal years ended June 29, 2002, June 30, 2001, and July 1, 2000 were 89.4%, 76.2%, and 55.5%, respectively. Sales of such products are generally not seasonal in nature.

Hewlett Packard accounted for approximately 10%, 39%, and 38% of the Company’s consolidated revenues in fiscal years 2002, 2001, and 2000, respectively. Lexmark accounted for 13%, 27%, and 13% of consolidated revenues in fiscal years 2002, 2001, and 2000, respectively. During fiscal year 2002, the Company performed product design, plastic injection molding, and manufacturing for Clorox Products Manufacturing Company, a new customer who accounted for 39% of consolidated revenue. No other customers accounted for 10% or more of consolidated revenues in the three fiscal years presented. In the fiscal years ended June 29, 2002, June 30, 2001, and July 1, 2000, the five largest customers accounted for 76%, 81%, and 72% of total sales, respectively.

Although keyboard manufacturing is still included in the Company’s product offerings, annual sales continue to decline. During the fiscal years ended June 29, 2002, June 30, 2001, and July 1, 2000, the Company realized revenues of approximately $18.3 million, $38.6 million, and $70.5 million, respectively, from the sale of keyboards representing approximately 10.4%, 23.3%, and 42.9% of consolidated revenues. The keyboard market has continued to trend toward standard keyboard layouts. In order to accommodate the demand for standard products, the Company maintains a purchase-from-stock program. The most popular standard layouts are built and stocked for immediate availability. These products serve as enhancements to or replacements for the original system-supplied keyboards. Keyboard sales can increase somewhat during the last half of each calendar year in conjunction with the holiday season, but generally sales of these products are not seasonal in nature.

The Company markets its products and services primarily through its direct sales organization aided by strategically located field sales people and distributors. Although the Company established relationships with several independent sales organizations to assist in marketing the Company’s EMS product lines in the U.S., commissions earned and paid during fiscal year 2002 were insignificant.

MANUFACTURING

Since inception, the Company has made substantial investments in developing and expanding its now extensive capital equipment base to achieve selective vertical integration in its manufacturing processes. The Company designs and develops tooling for injection molding machines and manufactures the majority of plastic parts used in the products it manufactures. Additionally, the Company has invested in equipment to produce screened silver flexible circuit membranes.

The Company’s automated manufacturing processes enable it to work closely with its customers during design and prototype stages of production for new custom products and to jointly increase productivity and reduce response time to the marketplace. Key Tronic uses computer-aided design techniques and unique software to assist in preparation of the tool design layout and tool fabrications, to reduce tooling costs, improve component and product quality and enhance turnaround time during product development.

Key Tronic uses a variety of manual and highly automated assembly processes in its facilities, depending upon product complexity and degree of customization. Automated processes include component insertion, surface-mount technology, flexible robotic assembly, computerized vision system quality inspection, automated switch and keytop installation, and automated functional testing.

The Company purchases materials and components for its products from a number of different suppliers both domestic and international. Key Tronic develops close working relationships with its suppliers, many of whom have been supplying products to the Company for several years.

FOREIGN MARKETS

Information concerning geographic areas for the years ended June 29, 2002, June 30, 2001, and July 1, 2000 is summarized in the following table.

	Domestic Exports	U.S. Operations	Mexico Operations	Ireland Operations	Far East Operations	Eliminations	Consolidated
	(in thousands)
2002
Net sales:
Unaffiliated Customers	$26,888	$143,324	$—	$5,291	$88	$—	$175,591
Affiliates		3,187	40,438	(60)	19,037	62,602	—

Total	$26,888	$146,511	$40,438	$5,231	$19,125	$(62,602)	$175,591

Income (loss) before income Taxes	$—	$(22,242)	$2,023	$(885)	$948	$210	$(19,946)

Total assets	$—	$38,940	$14,658	$3,161	$9,511	$(8,831)	$57,439

2001
Net sales:
Unaffiliated customers	$77,842	$76,950	$—	$9,617	$1,456	$—	$165,865
Affiliates	—	6,355	41,829	12	22,312	(70,508)	—

Total	$77,842	$83,305	$41,829	$9,629	$23,768	$(70,508)	$165,865

Income (loss) before income Taxes	$—	$(14,714)	$2,955	$(978)	$1,865	$142	$(10,730)

Total assets	$—	$68,394	$20,703	$5,879	$8,056	$(28,661)	$74,371

2000
Net sales:
Unaffiliated customers	$53,657	$97,956	$—	$11,616	$1,124	$—	$164,353
Affiliates	—	10,571	22,311	142	20,987	(54,011)	—

Total	$53,657	$108,527	$22,311	$11,758	$22,111	$(54,011)	$164,353

Income (loss) before income taxes	$—	$(6,016)	$1,318	$(1,786)	$1,418	$(103)	$(5,169)

Total assets	$—	$103,271	$7,714	$11,401	$18,854	$(45,425)	$95,815

In fiscal year 2002, $32.3 million, or 18.4% of the Company’s revenues were from foreign sales, primarily sales in Europe, the Far East, and Mexico. Foreign sales in fiscal years 2001 and 2000 were $88.9 million and $65.3 million, respectively. Foreign sales are made primarily through the Company’s direct sales force in the U.S. and Ireland. Key Tronic Shanghai (KTS), the Company’s facility in Shanghai, China, is used to support customer requirements within the local area as well as for export.

For additional financial information about foreign operations, see Note 12 to the Consolidated Financial Statements.

BACKLOG

At August 3, 2002, the Company had an order backlog of approximately $24.6 million. This compares with a backlog of approximately $81.5 million at August 11, 2001. The decrease in backlog is primarily attributable to a different order placement process by a major EMS customer in the current fiscal year. As of August 11, 2001, this customer had placed a blanket purchase order with the Company that covered its forecasted annual requirement of product. A few months after this date, the customer chose instead to cancel the blanket purchase order and replace it with more accurate purchase orders on a monthly basis. Order backlog is not necessarily indicative of future sales. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next fiscal year, although shipment dates are subject to change due to design modifications or other customer requirements.

RESEARCH, DEVELOPMENT, AND ENGINEERING

The Company’s research, development, and engineering expenses (RD&E) were $2.6 million, $2.7 million, and $2.8 million in fiscal years 2002, 2001, and 2000, respectively. Research, development and engineering expenses as a percentage of sales were 1.5%, 1.6%, and 1.7% in fiscal years 2002, 2001, and 2000, respectively. RD&E expenses have remained relatively consistent.

COMPETITION

The Company believes that its principal competitors in the EMS market are: Plexus Corp, SCI Systems, ACT Manufacturing, Celestica, Flextronics International, Jabil Circuits, and Solectron. The principal methods of competition are price, quality, and the range of services offered.

TRADEMARKS AND PATENTS

The Company owns several keyboard patents; however, since the Company’s focus is now electronic manufacturing services, management believes that these patents will not have a significant impact on future revenues. The Key Tronic name and logo are federally registered trademarks, and the Company believes they are valuable assets in its business. In fiscal year 2001, Key Tronic began operating under the trade name “KeyTronicEMS” to better represent its primary business concentration.

EMPLOYEES

As of July 25, 2002, the Company had approximately 1,953 employees compared to 2,151 on July 28, 2001. The Company’s employees in Ireland and Reynosa are represented by local unions. The Company has never experienced any material interruption of production due to labor disputes.

The Company’s employee benefit program includes a bonus program involving periodic payments to all employees based on quarterly before-tax income. The Company maintains a tax-qualified profit sharing plan, a 401(k) plan, which provides a matching company contribution on a portion of the employee’s contribution, and also provides group health, life, and disability insurance plans. The Company also offers an Executive Stock Option Plan and an Employee Stock Ownership Plan to certain individuals.

Item 2.    Properties

On December 27, 2000, the Company sold two contiguous parcels of land and its corporate headquarters building in Spokane to Royal Hills Associates L.L.C. (RHA) for approximately $6 million in cash. In connection with the sale, the Company entered into a 10-year lease agreement with RHA for one floor of the two-story building, which the Company will continue to occupy as its headquarters. Under the terms of the sale agreement, the Company had guaranteed the rent on the second floor of the building for one year following the closing date of December 27, 2000. In January 2002, the Company’s monthly rent payment decreased from $62,125 to $30,875 plus allocated expenses. The Company also owns a 165,000 sq. ft. assembly and molding facility in Juarez, Mexico in addition to a 45,000 sq. ft. manufacturing and assembly facility in Las Cruces, New Mexico. At the end of November 2001, the Company leased an additional 49,411 sq. ft. in Juarez, Mexico to be used primarily as warehouse space with some light manufacturing. The Company leases a manufacturing facility in the Spokane Industrial Park with a total of 96,000 sq. ft. and two warehouses in El Paso, Texas, totaling 52,800 sq. ft. In Dundalk, Ireland, the Company leases 24,200 sq. ft. of office and warehouse space. The two leases in El Paso were renewed during fiscal year 2001, and both expire on July 31, 2003. On September 1, 2001, the Company signed a 12-month lease agreement for an additional 32,000 sq. ft. of warehouse space in El Paso, Texas. This lease was renewed on a month-to-month basis. In March 2000, the Company entered into a five-year lease for a 140,000 sq. ft. manufacturing facility in Reynosa, Mexico. In September 1997, the Company signed a five-year operating lease with a local company for property owned by the Company, which is located in Cheney, Washington. The lease terms included an option to buy the property upon notice at any time during the course of the lease. On February 21, 2002, the Company sold the real estate, which was held for sale and carried at the lower of cost or net realized value, for $1,705,628 and recorded a gain of $84,000. During the fourth fiscal quarter of 1998, the Company leased space of approximately 36,000 sq. ft. in a building in Shanghai, China. The Company began an assembly operation in this facility in the third quarter of fiscal year 1999. The Company considers its properties in good condition, well maintained and suitable for operations. The Company considers the productive capacity of its current facilities sufficient to carry on the Company’s business.

Item 3.     Legal Proceedings

On December 20, 2001, a jury in Seattle federal court rendered a verdict in the case of F&G Scrolling Mouse, LLC, Fernando Falcon and Federico Gilligan v. Microsoft Corporation, Honeywell, Inc., and Key Tronic Corporation, United States District Court for the Western District of Washington, Case No. C99-995C finding that Key Tronic misappropriated trade secrets and breached a confidentiality agreement with Plaintiffs Fernando Falcon, Federico Gilligan and their company, F&G Scrolling Mouse LLC. Plaintiffs alleged that Key Tronic misappropriated plaintiffs’ trade secrets and breached a confidentiality agreement by disclosing to Microsoft, in violation of that agreement, information provided by Plaintiffs to Key Tronic pursuant to the confidentiality agreement. Plaintiffs alleged that they were damaged as a result of Microsoft’s subsequent use of Plaintiffs’ trade secrets in the development of Microsoft’s IntelliMouse product. Honeywell was dismissed without prejudice from this action on December 2, 1999, and Plaintiffs settled with Microsoft and dismissed that defendant with prejudice on March 30, 2000.

Although the jury found that the misappropriation was not willful, it awarded damages in the amount of $16.5 million. The judgment was subsequently increased to approximately $19.2 million through an award of pre-judgment interest. The trial court denied Key Tronic’s motion for judgment as a matter of law and motion for new trial. Key Tronic filed notice of appeal to the U.S. Court of Appeals for the Ninth Circuit on May 16, 2002. On June 6, 2002, the bankruptcy court granted a stay of execution on the judgment pending the outcome of the appeal to the Ninth Circuit. Under the terms of the stay of execution of judgment, the court approved a supersedeas bond on the terms requested by Key Tronic in the amount of $1.75 million, with quarterly additions of 50% of the company’s operating income, as security for the $19.2 million judgment. Key Tronic intends to vigorously pursue its appeal in this matter. An unfavorable outcome in this matter could likely impair the Company’s ability to continue as a going concern and have a material adverse impact on the Company’s cash flows.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, the outcome of these matters is not expected to have any material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

Also see Note 10 to the June 29, 2002 Consolidated Financial Statements.

Item 4.     Submission of Matters to a Vote of Security Holders

None

PART II

Item 5:     Market for Registrant’s Common Stock and Related Shareholder Matters

Market Information

Key Tronic Corporation’s common stock is traded in the over-the-counter market and is listed on the NASDAQ National Market System under the symbol KTCC. Quarterly high and low closing sales prices for Key Tronic common stock for fiscal years 2002 and 2001 were as follows:

	2002		2001
	High	Low	High	Low
First Quarter	2.650	1.420	5.438	3.000
Second Quarter	2.900	1.200	5.125	2.125
Third Quarter	1.570	0.950	3.031	2.063
Fourth Quarter	2.060	0.680	2.250	1.438

High and low stock prices are based on the daily closing price reported by the NASDAQ National Market System. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.

Holders and Dividends

As of June 29, 2002, the Company had 1,410 shareholders of record. The Company’s current line of credit agreement contains a covenant that prohibits the declaration or payment of dividends (see Note 5 to Consolidated Financial Statements). The Company has never paid a cash dividend and does not anticipate payment of dividends on its Common Stock in the foreseeable future.

The following selected consolidated financial data of the Company should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this Form 10-K.

Item 6:     Selected Financial Data

KEY TRONIC TEN-YEAR FINANCIAL HIGHLIGHTS

	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993
	(Dollars in millions, except share amounts)
Net sales	$175.6	$165.9	$164.4	$178.3	$170.1	$184.9	$201.0	$207.5	$159.4	$123.3
Operating income (loss)	1.2	(9.5)	(3.5)	5.2	1.2	1.9	0.2	9.8	(8.3)	3.7
Net income (loss)	(25.4)	(11.4)	(5.3)	3.0	(0.9)	0.3	(1.8)	4.4	(1.1)	3.8
Net income (loss) per share	(2.62)	(1.18)	(.55)	0.32	(0.09)	0.03	(0.22)	0.53	(0.13)	0.49
Depreciation/amortization	4.4	5.9	6.3	6.9	9.6	8.9	10.0	8.9	8.6	6.3
Total assets	57.4	74.4	95.8	101.0	97.0	100.2	93.5	115.1	101.9	61.8
Net working capital	22.5	22.9	37.1	41.8	34.6	38.5	28.0	37.7	28.5	20.0
Long-term liabilities	26.8	9.4	17.6	20.6	22.9	27.0	17.3	28.5	26.6	0.8
Shareholders’ equity	9.7	35.3	46.6	51.9	48.8	49.8	49.5	51.3	44.5	43.4
Book value per share	1.00	3.65	4.83	5.39	5.06	5.18	5.80	6.06	5.38	5.54
Cash dividends per share	0	0	0	0	0	0	0	0	0	0
Number of shares outstanding at year end (thousands)	9,673	9,673	9,641	9,631	9,631	9,611	8,534	8,456	8,271	7,837
Number of employees at year end	1,995	2,151	1,926	1,951	2,721	2,429	2,824	2,925	2,163	1,204

Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Fiscal year 2002:    Fiscal year 2002 sales increased approximately 6% from fiscal year 2001. This increase is due primarily to sales of new EMS products offset by declines in keyboard sales. Revenue from keyboard sales decreased $20.3 million or 52.6% from fiscal 2001 while revenue from EMS sales increased $30.7 million or 24.3%. Even though keyboard sales continue to decline, the margins on these sales usually exceed those that can be realized on EMS sales, so the Company will continue to service this industry until such time that it is no longer feasible or profitable to do so. The Company’s gross profit percentage on sales for fiscal year 2002 was 8.5%, which is an increase of 3.9% from fiscal year 2001. This increase is primarily the result of a new product line in full production during fiscal year 2002 that utilized excess operating capacity. The Company continues to emphasize expansion of EMS products and services.

Fiscal year 2001:    Fiscal year 2001 sales increased approximately 1% from the prior year. This slight increase is primarily due to the expansion of the Company’s electronic manufacturing services (EMS) operations; the increase was smaller than the company expected due to decreased orders from one major customer. Unit keyboard sales decreased 43% from the prior year, while the average selling price increased 8.2%. The increase in average selling price was primarily due to a higher percentage of keyboard sales to distributors. Distribution sales generally have higher margins than sales to OEM customers. The Company was successful in expanding its EMS business from 56% of total revenue in 2000 to 76% in 2001. The Company continues to emphasize cost control to address price reductions expected by our customers.

If keyboard technology remains the same, price erosion is expected to continue in future years. The Company continues to focus its molding and manufacturing capabilities on increasing production in the EMS market. The Company’s gross profit percentage decreased 4.2% to 4.6% in fiscal year 2001 compared to fiscal year 2000. This decrease is primarily due to the decline of orders by one significant customer resulting in lower sales and increased excess operating capacity. There were also lower sales in the distribution keyboard business, which traditionally has much higher margins than the OEM market.

CRITICAL ACCOUNTING POLICIES

Inactive, Obsolete and Surplus Inventory Reserve:    The Company reserves for inventories that it deems inactive, obsolete or surplus. This reserve is calculated based upon the demand for the products that the Company produces. Demand is determined by expected sales or customer forecasts. If expected sales do not materialize, then the Company would have inventory in excess of their reserves and would have to charge the excess against future earnings. In the case where the Company has purchased material based upon a customer’s forecast, the Company is usually covered by lead-time assurance agreements with each customer. These contracts state that the financial liability for material purchased within lead-time and based upon the customer’s forecasts, lies with the customer. If the Company purchases material outside the lead-time assurance agreement and the customer’s forecasts do not materialize, the Company would have the financial liability and would have to charge the excess against future earnings.

Bad Debt Accrual:    The Company values its accounts receivable net of an allowance for doubtful accounts. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future, and the amount of this allowance is disclosed in the Company’s Consolidated Balance Sheet. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of the Company’s customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, the Company could incur additional and possibly material expenses that would negatively impact earnings.

Accrued Warranty:    An accrual is made for expected warranty costs, with the related expense recognized in cost of good sold. Management reviews the adequacy of this accrual quarterly based on historical analysis and anticipated product returns. Over the course of the past three years, the Company’s warranty expense has decreased. As the Company has made the transition from manufacturing keyboards only to EMS, its exposure to warranty issues has declined significantly. The Company’s warranty period for keyboards is generally three times longer than that for EMS products. Also the Company does not warranty design defects for EMS customers. The declines in warranty expense and the related accrual account are directly related to the change in the composition of the Company’s revenue from keyboards to EMS.

RISKS AND UNCERTAINTIES THAT COULD AFFECT FUTURE RESULTS

The following risks and uncertainties could affect the Company’s actual results and could cause results to differ materially from past results or those contemplated by the Company’s forward-looking statements. When used in this discussion and analysis and elsewhere in this annual report, the words “expects,” “believes,” “anticipates” and similar expressions are intended to identify forward-looking statements. Actual future results may differ materially due to uncertainties including risks identified in: Potential Fluctuations In Quarterly Results, Litigation, Competition, Concentration of Major Customers, Dependence on Key Personnel, Technological Change and New Product Risk, and Dilution and Stock Price Volatility. Forward-looking statements are based on management’s opinions as of the date of this report.

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

Litigation:    On December 20, 2001, a jury in Seattle federal court rendered a verdict in the case of F&G Scrolling Mouse, LLC, Fernando Falcon and Federico Gilligan v. Microsoft Corporation, Honeywell, Inc., and Key Tronic Corporation, United States District Court for the Western District of Washington, Case No. C99-995C finding that Key Tronic misappropriated trade secrets and breached a confidentiality agreement with Plaintiffs Fernando Falcon, Federico Gilligan and their company, F&G Scrolling Mouse LLC. Plaintiffs alleged that Key Tronic misappropriated plaintiffs’ trade secrets and breached a confidentiality agreement by disclosing to Microsoft, in violation of that agreement, information provided by Plaintiffs to Key Tronic pursuant to the confidentiality agreement. Plaintiffs alleged that they were damaged as a result of Microsoft’s subsequent use of Plaintiffs’ trade secrets in the development of Microsoft’s IntelliMouse product. Honeywell was dismissed without prejudice from this action on December 2, 1999, and Plaintiffs settled with Microsoft and dismissed that defendant with prejudice on March 30, 2000.

Although the jury found that the misappropriation was not willful, it awarded damages in the amount of $16.5 million. The judgment was subsequently increased to approximately $19.2 million through an award of pre-judgment interest. The trial court denied Key Tronic’s motion for judgment as a matter of law and motion for new trial. Key Tronic filed notice of appeal to the U.S. Court of Appeals for the Ninth Circuit on May 16, 2002. On June 6, 2002, the federal district court granted a stay of execution of judgment pending the outcome of the appeal to the Ninth Circuit. Under the terms of the stay of execution of judgment, the court approved a supersedeas bond on the terms requested by Key Tronic in the amount of $1.75 million, with quarterly additions of 50% of the company’s operating income, as security for the $19.2 million judgment. Key Tronic intends to vigorously pursue its appeal in this matter. An unfavorable outcome in this matter could likely impair the Company’s ability to continue as a going concern and have a material adverse impact on the Company’s cash flows.

Competition:    The EMS business is intensely competitive. The Company’s major competitors in the EMS business are much larger and may be able to offer customers lower prices and less risk particularly on large volume programs. This could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company’s business, operating results and financial condition. In addition, competitors can copy the Company’s non-proprietary designs after the Company has invested in the development of products for customers, thereby enabling competitors to offer lower prices on such products due to savings in development costs.

Concentration of Major Customers:    At present, the Company’s customer base is highly concentrated and could become even more concentrated. Three of the Company’s OEM customers accounted for 10%, 13%, and 10% of net sales during fiscal year 2002. In 2001, these same customers accounted for 39%, 27%, and 5% of net sales. A newly acquired EMS customer accounted for 39% of net sales in fiscal year 2002. There can be no assurance that the Company’s principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company’s customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company’s major customers, or the reduction, delay or cancellation of orders from such customers, could materially and adversely affect the Company’s business, operating results and financial condition.

Dependence on Key Personnel:    The Company’s future success depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to attract and retain qualified employees. The competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of key employees could have a material adverse effect on the Company’s business, operating results and financial condition.

Technological Change and New Product Risk:    The market for the Company’s products is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and relatively short product life cycles. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. The Company’s success will depend upon its ability to enhance its existing products, to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and emerging industry standards, and to address evolving and increasingly sophisticated customer requirements. Failure to do so could substantially harm the Company’s competitive position. There can be no assurance that the Company will be successful in identifying, developing, manufacturing and marketing products that respond to technological change, emerging industry standards or evolving customer requirements.

Dilution and Stock Price Volatility:    As of June 29, 2002, there were outstanding options for the purchase of approximately 2,081,304 shares of common stock of the Company (Common Stock), of which options for approximately 1,793,887 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or decreases over a short time period. These fluctuations may be due to factors specific to the Company, such as variations in quarterly operating results, or changes in analysts’ earnings estimates, or to factors relating to the computer manufacturing industry or securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

NET SALES

Net sales in fiscal year 2002 were $175.6 million compared to $165.9 million and $164.4 million in fiscal years 2001 and 2000, respectively. This represents an approximate increase of 6% in fiscal year 2002. This increase is due primarily to sales of new EMS products offset by decreases in keyboard sales. Sales to Clorox, a newly acquired EMS customer in fiscal year 2002, contributed significantly to the increase in EMS revenues. However, there can be no assurance that continuing orders from Clorox will exceed or even meet the current fiscal year’s level. EMS sales were 89.4% of total revenue in fiscal 2002 compared to 76.2% and 55.5% in fiscal years 2001 and 2000, respectively. Keyboard sales were 10.4% of sales in fiscal 2002 compared to 23.3% and 42.9% of total sales in fiscal years 2001 and 2000, respectively. The decline in keyboard revenue is mainly due to decreased sales to OEM customers. OEM keyboard margins are extremely low so the Company has not pursued that business as aggressively. Although revenues from keyboard sales continue to decline, margins on the remaining keyboard business tend to exceed those that can be realized from EMS products. Therefore, the Company will continue to service this industry as long as it remains feasible and profitable to do so.

COST OF SALES

In fiscal year 2002, cost of sales was 91.5% of revenues compared to 95.4% in fiscal year 2001 and 91.2% in fiscal year 2000. The decrease in 2002 was due primarily to a newly acquired EMS program that helped utilize excess capacity in one of the Company’s production facilities. The increase in fiscal year 2001 compared to fiscal year 2000 was due primarily to lower than expected revenues. The Company provides for warranty costs based on historical experience and anticipated product returns. The amounts charged to expense were $215,000, $220,000, and $372,000 in fiscal years 2002, 2001, and 2000, respectively. The decline in warranty expense is attributable primarily to the decline in keyboard sales. The Company’s warranty period for keyboards is generally three times longer than that for EMS products. Also the Company does not warranty design defects for EMS customers. Cost of sales also includes shipping and handling costs of $2.4 million in fiscal year 2002 compared to $2.0 million in fiscal year 2001, and $2.4 million in fiscal year 2000. The Company’s freight costs for inbound shipments of production materials fluctuates from year to year depending on negotiated freight rates and the necessity for expedited shipping methods. The Company provides for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage. The amounts charged to expense were $2.2 million, $.4 million, and $(.4 million) in fiscal years 2002, 2001, and 2000, respectively. The large increase in this expense for fiscal year 2002 is the result of fully reserving the remaining inventory on hand for a particular keyboard product line that is unlikely to be sold based on current demand and usage.

RESEARCH, DEVELOPMENT AND ENGINEERING

The Company’s research, development and engineering (RD&E) expenses were $2.6 million, $2.7 million, and $2.8 million, in fiscal years 2002, 2001, and 2000, respectively. As a percentage of sales, these expenses were 1.5%, 1.6%, and 1.7%, respectively. In fiscal years 2002, 2001, and 2000, the Company focused most of its RD&E efforts on EMS programs. The number of RD&E projects has remained fairly constant over the course of the three years. The slight decrease in fiscal year 2002 compared to fiscal year 2001 is due primarily to decreased demand for these services in the second half of the fiscal year. The decrease between fiscal years 2001 and 2000 was due primarily to the Company reallocating resources to fee for services.

SELLING

Selling expenses were $2.8 million, $4.7 million, and $6.3 million in fiscal years 2002, 2001, and 2000, respectively. Selling expenses as a percentage of revenues were 1.6%, 2.9%, and 3.9%, respectively. The decreases in fiscal years 2002 and 2001 were due primarily to significant declines in keyboard sales. Sales of keyboards through distribution require greater promotional and marketing programs than sales of EMS products. In addition, the Company did not employ outside sales representatives for its keyboard products in fiscal year 2002, so commission expense was significantly decreased.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $8.4 million, $9.6 million and $8.7 million in fiscal years 2002, 2001, and 2000, respectively. As a percentage of sales, these expenses were 4.8% in fiscal year 2002, 5.8% in fiscal year 2001, and 5.3% in fiscal year 2000. The decrease in fiscal year 2002 was primarily due to three factors; a significant decrease in the provision for doubtful accounts, a decrease in required professional services charged to G&A, and decreased compensation and fringe benefits as a result of attrition and a 10% reduction in salaries for more highly compensated employees. The increase between fiscal years 2000 and 2001 was due primarily to an increase in the Company’s provision for doubtful accounts receivable.

INTEREST EXPENSE

The Company had interest expenses of $1.3 million, $2.1 million, and $2.0 million in fiscal years 2002, 2001, and 2000, respectively. The decrease in fiscal year 2002 was due to a decreased balance for the Company’s revolving line of credit and lower interest rates. During fiscal year 2002, the Company offered discount terms to one of its larger EMS customers, which contributed to increased availability of cash. This cash, in turn, was used to pay down the Company’s revolving loan.

LITIGATION

The Company reported expenses of $20,214,000 associated with the litigation judgment awarded to F&G Scrolling Mouse LLC by the United States District Court for the Western District of Washington, Case No. C99-995C. The $20.2 million includes estimated legal fees of $1.0 million. This judgment is discussed in detail in Footnote 10, “Commitments and Contingencies”, following the financial statements.

OTHER INCOME, NET

The Company had net other income of $358,000, $879,000, and $278,000 in fiscal years 2002, 2001, and 2000, respectively. The net other income for fiscal year 2002 is primarily the result of recognizing gains on the sale of two of the Company’s buildings. In February of 2002, the Company sold its real estate located in Cheney, Washington, recognizing a gain of $84,000 (Note 3). In December of 2000, the Company sold its headquarters building in Spokane, Washington, under a sale lease-back transaction. The Company did not recognize the gain on the sale of the headquarters building during the time period that it had guaranteed the rent on the second floor of the building. At the end of December 2001, the one-year of guaranteed rent payments was fulfilled, and the Company recognized a gain of $479,000 (Note 3) from the sale of this building. The difference between these gains and the reported amount of $358,000 is due to miscellaneous non-operating charges taken by the Company. The increase in 2001 was primarily due to gains from the sale of fixed assets.

INCOME TAXES

The Company had income tax expense of $5.4 million in fiscal year 2002 compared to $643,000 in fiscal year 2001, and $164,000 in fiscal 2000. The increase for fiscal year 2002 is due primarily to expensing the Company’s deferred tax assets in entirety after the litigation judgment was awarded to F&G Scrolling Mouse. These assets totaled $4.5 million. Prior to the award of this judgment, Key Tronic had almost $45.9 million in tax loss carry-forwards. Financial Accounting Standard No. 109 requires that management assess the sources of future taxable income, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. Because the litigation judgment could be considered evidence of the Company’s possible inability to utilize the balance of the deferred tax assets, the valuation allowance was increased to the full value. The Company’s tax loss carry-forwards begin expiring in 2006. The remaining $900,000 of the Company’s income tax provision was due to income taxes on the earnings of foreign operations. The income tax expense in fiscal years 2001 and 2000 was due to income taxes on the earnings of foreign operations.

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, (See Note 7 to the June 29, 2002 Consolidated Financial Statements).

INTERNATIONAL (MEXICO, EUROPE, ASIA)

One of the Company’s Mexican subsidiaries, Key Tronic Juarez SA de CV, owns an assembly and molding facility in Juarez, Mexico. This subsidiary is primarily used to support the Company’s U.S. operations. The Company’s Mexican subsidiary, Key Tronic Reynosa

SA de CV, leases manufacturing facilities in Reynosa, Mexico. This subsidiary is used exclusively to manufacture products for one EMS customer.

Key Tronic Europe, Ltd. (KTEL), the Company’s operation in Dundalk, Ireland, is primarily used to solicit sales and support customers within Europe. The keyboards previously manufactured in Dundalk, Ireland to support the European market are now assembled at the Shanghai, China facility.

Key Tronic Computer Peripheral Co., Ltd., located in Shanghai, China, began operations in 1999. Its primary function is manufacturing electronic keyboards for export; however, it is also capable of providing EMS services for local customers.

Foreign sales from worldwide operations, including domestic exports, were $32.3 million in fiscal 2002 compared to $88.9 million and $65.3 million in fiscal years 2001 and 2000, respectively. Foreign sales were 18.4% of net sales in fiscal 2002 compared to 53.6% and 39.7% in fiscal years 2001 and 2000, respectively. Sales from Key Tronic Europe, Ltd. represented approximately 3.0% of consolidated sales to external customers in fiscal year 2002 compared to 5.8% in fiscal 2001 and 7.1% in fiscal 2000, respectively. The decrease in foreign sales for fiscal year 2002 is primarily the result of declining sales to the foreign subsidiaries of one EMS customer and the continuing decline of keyboard sales from the Company’s subsidiary in Ireland. Although the Company hopes to expand its EMS business to include the European market, sales within Europe currently are primarily for electronic keyboards. Sales from Key Tronic Computer Peripheral Co., Ltd. to local customers represented only $88,000 in fiscal year 2002. In fiscal years 2001 and 2000, sales to local customers were $1.5 million and $1.1 million, respectively. The decrease in sales to local Chinese customers is also the result of lower purchases from the same EMS customer as previously discussed.

CAPITAL RESOURCES AND LIQUIDITY

The Company generated cash flows from operating activities of $.9 million, $7.5 million, and $3.3 million in fiscal years 2002, 2001, and 2000, respectively. The significant decrease in fiscal year 2002 was due primarily to the reduction of accounts payable. The significant increase in fiscal year 2001 was due primarily to proceeds from the sale of real estate, property, and equipment. Capital expenditures were $1.1 million, $.7 million, and $1.4 million in fiscal years 2002, 2001, and 2000, respectively. The Company’s cash position decreased by $.7 million from fiscal year 2001 to fiscal year 2002. Cash generated from operating and financing activities allowed the net payment of $1.6 million in long-term debt and the purchase of $1.1 million in property and equipment in fiscal 2002. The Company had working capital of $22.5 million at June 29, 2002 and $22.9 million at June 30, 2001. This level of consistency was due primarily to lower levels of accounts receivable and inventory from fiscal year 2001 to 2002 offset by reduced accounts payable from fiscal year 2001 to 2002.

On August 22, 2001, the Company entered into a financing agreement with CIT Group/Business Credit, Inc. for a revolving credit facility of up to $25 million and paid off the GECC revolving loan. The new revolving loan is secured by the assets of the Company. The financing agreement contains financial covenants that relate to maximum capital expenditures, minimum earnings before interest expense, income tax, depreciation, and amortization, and minimum tangible net worth. The agreement is for a term of three years beginning on August 24, 2001 (the closing date of the agreement) and ending on August 23, 2004. In addition to the financial covenants, the financing agreement restricts investments, disposition of assets, and the payment of dividends.

As a result of the litigation judgment described in Note 10 to the financial statements, CIT notified the Company that it was in default of certain financial covenants contained in the revolving loan agreement, and that all subsequent loans or advances under the credit facility would be at the lender’s sole discretion. Under these terms, the Company’s revolving debt would have had to be classified as short-term. On June 6, 2002, the federal district court granted a stay of execution of judgment to the Company pending the outcome of the appeal to the Ninth Circuit, which was filed on May 16, 2002. As a result, on July 15, 2002, CIT issued an amendment to the loan agreement containing a clause that granted a waiver of the defaults. This amendment is contingent upon the continued stay of execution of judgment and the maintenance of the remaining covenants. Therefore, the revolving debt is classified as long-term, because an outcome of the appeal is not probable prior to the end of the Company’s next fiscal year.

The Company anticipates that capital expenditures of approximately $2.4 million will be required during the next fiscal year. Capital expenditures are expected to be financed through cash flow from operating activities.

The Company believes that funds available under the revolving credit facility and internally generated funds can satisfy cash requirements for a period in excess of 12 months provided that the current stay of execution remains in place for a period in excess of 12 months.

New Accounting Pronouncements

On July 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) No. 141, “Business Combinations.” This statement addresses financial accounting and reporting for business combinations and supersedes APB opinion No. 16, “Business

Combinations”, and FASB statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. Under SFAS No. 141, all business combinations will be accounted for using the purchase method of accounting; use of the pooling of interest method is prohibited. The impact of adoption was not material to the Company’s financial statements.

In July 2001, the Financial Accounting Standards Board (FASB) issued No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under the statement, the Company will address intangible assets that are acquired individually or with a group of other assets upon their acquisition and initially recorded in the financial statements. The Company adopted SFAS No. 142 on June 30, 2002. The adoption of SFAS No. 142 is not expected to have a material impact on the Company’s financial statements.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS No. 143, the Company will report all legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development, and the normal operation of long-lived assets. The Company adopted SFAS No. 143 on June 30, 2002. The impact of adoption is not expected to have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses accounts and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB No. 121 and Opinion No. 30. SFAS No. 144 retains the fundamental provision of SFAS No. 121. It sets new criteria for asset classifications and establishes a broader scope of qualifying discounted operations. The Company adopted SFAS No. 144 on June 30, 2002. The impact of adoption is not expected to be a material impact on the Company’s financial statements.

In April, 2002, the Financial Accounting Standards Board issued SFAS No. 145. The purpose of this statement is to rescind previously issued SFAS Nos. 4, 44, and 64, and to amend SFAS No. 13. Statement Nos. 4 and 64 relate to reporting gains and losses from extinguishment of debt. Statement No. 44 concerned accounting of intangible assets of motor carriers, and Statement No. 13, “Accounting for Leases” was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions related to Statement 13 are effective for transactions occurring after May 15, 2002, and the remaining provisions of the statement are effective for fiscal years beginning after May 15, 2002. The Company adopted this new statement after issuance in April 2002; however, there were no lease transactions during the period between May 15, 2002 and June 29, 2002 that would be covered under the provisions of the statement. This new statement, in its entirety, will be in effect for the Company’s fiscal year beginning June 30, 2002. Adoption of this statement is not expected to have a material impact on the Company’s financial results.

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”, was issued in June 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on June 30, 2002 for exit or disposal activities initiated after December 31, 2002. Adoption of this statement is not expected to have a material impact on the Company’s financial results.

Item 7A:     Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s major market risk relates to its secured revolving credit facility. A portion of the Company’s accounts receivable and inventories are used as collateral for its revolving debt. The interest rates applicable to the Company’s revolving loan fluctuate with the JP Morgan Chase Bank prime rate. For the first year of the financing agreement with CIT, a margin of 0.75% was applicable as an adder to the prime rate. The agreement specifies four different levels of margin between 0.25% and 1.00% depending on the Company’s earnings before interest, taxes, depreciation, and amortization. As of June 29, 2002, the Company was paying a rate of 5.5% on its revolving debt.

The Company does not enter into derivative transactions or leveraged swap agreements.

Although the Company does have international operations, the functional currency for all active subsidiaries is the U.S. dollar. The Company imports for its own use raw materials that are used in its manufacturing operations. Such purchases are predominately denominated in U.S. dollars and are paid for under normal trade terms.

The table below presents principal (or notional) amounts and related weighted average variable rates by fiscal year of maturity. The weighted average variable interest rates for fiscal years 2003 and 2004 are estimated based on implied forward rates in the yield curve as of June 29, 2002. These forward rates have been increased by .75% based on the financing agreement with CIT. The Company’s revolving debt could increase or decrease depending upon cash needs over the period of time that the financing agreement remains in place with CIT. The JP Morgan Chase Bank prime rate will fluctuate with the market and could go up or down depending on market conditions. The Company’s applicable margin is estimated to remain at .75% based on expected performance over the course of the next two fiscal years.

	Fiscal Years		Total	Fair Value June 29, 2002
	2003	2004
	(In thousands)
Interest rate risk:
Secured revolving debt		$6,475	$6,475	$6,475
Average interest rate	5.50%	5.50%

Item 8:     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of Key Tronic Corporation:

We have audited the accompanying consolidated balance sheets of Key Tronic Corporation and subsidiaries (the Company) as of June 29, 2002 and June 30, 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended June 29, 2002, June 30, 2001, and July 1, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Key Tronic Corporation and subsidiaries at June 29, 2002 and June 30, 2001, and the results of their operations and their cash flows for the years ended June 29, 2002, June 30, 2001, and July 1, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Seattle, Washington
August 16, 2002

CONSOLIDATED BALANCE SHEETS

	June 29, 2002	June 30, 2001
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,485	$2,137
Trade receivables, less allowance for doubtful accounts of $444 and $633	20,978	21,674
Inventories	18,395	20,601
Real estate held for sale	—	1,697
Deferred income tax asset, net	—	771
Other	2,588	5,670

Total current assets	43,446	52,550

Property, plant and equipment	85,286	99,228
Less accumulated depreciation	73,054	82,559

Total property, plant and equipment	12,232	16,669

Other assets:
Deferred income tax asset, net	—	3,746
Other (net of accumulated amortization of $240 and $870)	996	513
Goodwill (net of accumulated amortization of $1,035 and $907)	765	893

	$57,439	$74,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$228	$150
Accounts payable	14,409	21,385
Deferred sales proceeds	—	2,894
Accrued compensation and vacation	2,803	2,615
Other	3,465	2,620

Total current liabilities	20,905	29,664

Long-term liabilities:
Litigation judgment	19,186	—
Revolver	6,475	8,110
Other long-term obligations	1,162	1,279

Total long-term liabilities	26,823	9,389

Commitments and contingencies (Notes 5, 6, and 10)
Shareholders’ equity
Common stock, no par value, authorized 25,000 shares; issued and outstanding 9,673 and 9,673 shares, respectively	38,393	38,393
Retained earnings/(deficit)	(28,682)	(3,320)
Accumulated other comprehensive income	—	245

Total shareholders’ equity	9,711	35,318

	$57,439	$74,371

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 29, 2002	June 30, 2001	July 1, 2000
	(In thousands, except per share amounts)
Net sales	$175,591	$165,865	$164,353
Cost of sales	160,606	158,309	149,895

Gross profit on sales	14,985	7,556	14,458
Operating expenses:
Research, development and engineering	2,554	2,717	2,846
Selling	2,793	4,724	6,333
General and administrative	8,414	9,599	8,739

Operating income (loss)	1,224	(9,484)	(3,460)
Interest expense	1,314	2,125	1,987
Litigation judgment expense	20,214	—	—
Other income, net	(358)	(879)	(278)

Loss before income taxes	(19,946)	(10,730)	(5,169)
Income tax provision	5,416	643	164

Net loss	$(25,362)	$(11,373)	$(5,333)

Loss per share:
Loss per common share—basic and diluted	$(2.62)	$(1.18)	$(0.55)
Weighted average shares outstanding	9,673	9,668	9,637

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount
	(In thousands)
Balances, July 3, 1999	9,631	$38,273	$13,386	$245	$51,904

Comprehensive income:
Net loss—2000			$(5,333)		$(5,333)
Exercise of stock options	10	$31			$31

Balances, July 1, 2000	9,641	$38,304	$8,053	$245	$46,602

Comprehensive income:
Net loss—2001			$(11,373)		$(11,373)
Exercise of stock options	32	$89			$89

Balances, June 30, 2001	9,673	$38,393	$(3,320)	$245	$35,318

Comprehensive income:
Net loss—2002			$(25,362)		$(25,362)
Other comprehensive income:
Foreign currency translation				$(245)	$(245)
Total comprehensive income					$(25,607)

Balances, June 29, 2002	9,673	$38,393	$(28,682)	$—	$9,711

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 29, 2002	June 30, 2001	July 1, 2000
	(In thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net loss	$(25,362)	$(11,373)	$(5,333)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	4,397	5,886	6,330
Provision for obsolete inventory	2,225	435	(359)
Provision for doubtful receivables	175	714	562
Provision for warranty	215	220	372
Litigation judgment	19,479	—	—
Gain on sale of assets	(559)	(743)	(43)
Deferred income tax provision	12,866	4,632	2,142
Foreign currency translation	(245)	—	—
Changes in operating assets and liabilities:
Trade receivables	521	11,620	(3,286)
Inventories	(19)	1,683	2,535
Other assets	2,376	2,517	(481)
Accounts payable	(6,976)	(2,931)	5,595
Accrued compensation and vacation	188	312	(966)
Changes in deferred tax assets	(8,350)	(4,632)	(2,021)
Deferred sales proceeds	(349)	(435)	—
Other liabilities	337	(424)	(1,791)

Cash provided by operating activities	919	7,481	3,256

Cash flows from investing activities:
Purchase of property and equipment	(1,142)	(720)	(1,439)
Proceeds from sale-leaseback of real estate	—	4,030	—
Proceeds from sale of property and equipment and assets held for sale	1,711	1,226	92

Cash provided by investing activities	569	4,536	(1,347)

Cash flows from financing activities:
Payment of financing costs	(504)	(50)	—
Proceeds from issuance of common stock	—	89	31
Repayment of long-term debt	—	(3,307)	—
Borrowing under revolving credit agreement	177,432	176,008
Repayment of revolving credit agreement	(179,068)	(183,633)	(2,793)

Cash used by financing activities	(2,140)	(10,893)	(2,762)

Increase (decrease) in cash and cash equivalents	(652)	1,124	(853)
Cash and cash equivalents, beginning of year	2,137	1,013	1,866

Cash and cash equivalents, end of year	$1,485	$2,137	$1,013

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SIGNIFICANT ACCOUNTING POLICIES

Business

Key Tronic Corporation and subsidiaries (the Company) is engaged in electronic manufacturing services (EMS) for original equipment manufacturers (OEMs), and also manufactures keyboards and other input devices.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries in Ireland, Mexico, and China. Intercompany balances and transactions have been eliminated in consolidation. One of the Company’s subsidiaries, KT FSC was legally dissolved on September 5, 2001. There was no material impact to the Company’s financial statements, since this subsidiary had been inactive for several years.

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

Cash Equivalents

The Company considers investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company considers investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. As of June 29, 2002 and June 30, 2001, the Company’s cash balances included $279,827 and $299,217, respectively, in restricted cash. Such amounts are considered restricted, because the Company cannot use the funds for any purpose other than to decrease the Company’s revolving debt.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out (FIFO) method. The reserve to adjust inventory to market value for obsolete and non-saleable inventories was approximately $4,765,000 and $2,712,000 at June 29, 2002 and June 30, 2001, respectively. The Company provides for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated using straight-line methods over the expected useful lives. Constructed molds and dies are expensed as incurred if there is no future utility beyond one year. Capitalized molds and dies are depreciated over the expected useful lives of one to three years.

Valuation of Long-lived Assets

The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews assets for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. Impaired assets are reported at the lower of cost or fair value. No assets were written down during the fiscal years ended June 29, 2002, June 30, 2001, and July 1, 2000, respectively.

Goodwill

Goodwill resulted from the acquisition of substantially all of the assets and liabilities of Honeywell, Inc.’s Keyboard Division on July 30, 1993. Goodwill is amortized on a straight-line basis over a period of 15 years (See New Accounting Pronouncements on page 21 regarding future accounting of goodwill).

Accrued Warranty

An accrual is made for expected warranty costs, with the related expense recognized in cost of goods sold. Management reviews the adequacy of this accrual quarterly based on historical analyses and anticipated product returns. Accrued warranty costs at June 29, 2002 and June 30, 2001, were $294,000 and $327,000, respectively.

Net Sales

Sales are generally recognized when products are shipped, because that is when the customer takes ownership of the goods and assumes risk of loss. Provisions for estimated sales returns are not significant. The Company provides for doubtful accounts receivable primarily based on specific identification.

Cost Of Sales

Cost of sales includes related shipping and handling costs.

Research, Development and Engineering

Research, development and engineering expenses include unreimbursed costs of electronic manufacturing services (EMS) as well as design and engineering costs associated with the production of EMS programs. Such costs are charged to expense as incurred.

Income Taxes

The Company accounts for income taxes in accordance with provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under the asset and liability method prescribed by SFAS No. 109, deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. Tax credits are accounted for as a reduction of income taxes in the year the credit originates.

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

Foreign Currency Translation Adjustment

The functional currency of the Company’s subsidiaries in Ireland, Mexico and China is the U.S. dollar. Realized foreign currency transaction gains and losses are included in general and administrative expenses. Assets and liabilities of the Company’s subsidiary in Ireland had been translated to U.S. dollars at year-end exchange rates. Revenues and expenses had been translated at average exchange rates. Translation gains and losses had been included in a separate component of shareholders’ equity. The foreign currency translation adjustment of $245,000 as of June 30, 2001, which was included in other comprehensive income, was written off in fiscal year 2002 as a result of the disposal of the majority of the assets in the subsidiary in Ireland.

Fair Value of Financial Instruments

The carrying values reflected in the balance sheets at June 29, 2002 and June 30, 2001, reasonably approximate the fair value of cash and cash equivalents. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is estimated to be $6.5 million and $8.1 million, respectively, as of June 29, 2002 and June 30, 2001, which approximates the carrying values of $6,475,000 as of June 29, 2002 and $8,109,000 as of June 30, 2001.

Stock-based Compensation

The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25 “Accounting for Stock Issued to Employees” and SFAS No. 123 “Accounting for Stock-Based Compensation”. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 77 months in 2002, 73 months in 2001, and 73 months in 2000, respectively; stock volatility, 83.69% in 2002, 64.32% in 2001, and 64.34% in 2000, respectively; risk free interest rates, 3.89% in 2002, 6.16% in 2001, and 6.16% in 2000, respectively, and no dividends during the expected term. The Company’s calculations are based on a multiple option valuation approach with estimated forfeitures of 3% annually. If the computed fair values of the fiscal years 2002, 2001, and 2000 awards had been amortized to expense over the vesting period of the awards, the pro forma net losses and proforma net losses per share would have been $25,774,479 or $2.66 per share in fiscal year 2002, $11,734,050 or $1.21 per share in fiscal year 2001, and $5,747,000 or $.60 per share in fiscal year 2000. The weighted average fair values of options granted during fiscal years 2002, 2001, and 2000 were $2.07, $4.26, and $4.38 per share, respectively.

New Accounting Pronouncements

On July 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) No. 141, “Business Combinations.” This statement addresses financial accounting and reporting for business combinations and supersedes APB opinion No. 16, “Business Combinations”, and FASB statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. Under SFAS No. 141, all business combinations will be accounted for using the purchase method of accounting; use of the pooling of interest method is prohibited. The impact of adoption was not material to the Company’s financial statements.

In July 2001, the Financial Accounting Standards Board (FASB) issued No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under the statement, the Company will address intangible assets that are acquired individually or with a group of other assets upon their acquisition and initially recorded in the financial statements. The Company adopted SFAS No. 142 on June 30, 2002. The adoption of SFAS No. 142 is not expected to have a material impact on the Company’s financial statements.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS No. 143, the Company will report all legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development, and the normal operation of long-lived assets. The Company adopted SFAS No. 143 on June 30, 2002. The impact of adoption is not expected to have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses accounts and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB No. 121 and Opinion No. 30. SFAS No. 144 retains the fundamental provision of SFAS No. 121. It sets new criteria for asset classifications and establishes a broader scope of qualifying discounted operations. The Company adopted SFAS No. 144 on June 30, 2002. The impact of adoption is not expected to be a material impact on the Company’s financial statements.

In April, 2002, the Financial Accounting Standards Board issued SFAS No. 145. The purpose of this statement is to rescind previously issued SFAS Nos. 4, 44, and 64, and to amend SFAS No. 13. Statement Nos. 4 and 64 relate to reporting gains and losses from extinguishment of debt. Statement No. 44 concerned accounting of intangible assets of motor carriers, and Statement No. 13, “Accounting for Leases” was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions related to Statement 13 are effective for transactions occurring after May 15, 2002, and the remaining provisions of the statement are effective for fiscal years beginning after May 15, 2002. The Company adopted this new statement after issuance in April 2002; however, there were no lease transactions during the period between May 15, 2002 and June 29, 2002 that would be covered under the provisions of the statement. This new statement, in its entirety, will be in effect for the Company’s fiscal year beginning June 30, 2002. Adoption of this statement is not expected to have a material impact on the Company’s financial results.

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”, was issued in June 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on June 30, 2002 for exit or disposal activities initiated after December 31, 2002. Adoption of this statement is not expected to have a material impact on the Company’s financial results.

Reclassifications

Certain reclassifications of prior year balances have been made for consistent presentation with the current year.

Fiscal Year

The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2002, 2001, and 2000 ended on June 29, 2002, June 30, 2001, and July 1, 2000, respectively. Fiscal year 2003 will end on June 28, 2003.

2.    INVENTORIES

Components of inventories were as follows:

	June 29, 2002	June 30, 2001
	(in thousands)
Finished goods	$8,323	$8,589
Work-in-process	2,002	2,088
Raw materials	12,835	12,636

Reserve for obsolescence	(4,765)	(2,712)

	$18,395	$20,601

3.    PROPERTY, PLANT AND EQUIPMENT

	Life	June 29, 2002	June 30, 2001
	(in years)	(in thousands)
Land	—	$1,730	$2,052
Buildings and improvements	3 to 30	11,021	16,693
Equipment	1 to 10	66,363	67,142
Furniture and fixtures	3 to 5	6,172	13,341

		$85,286	$99,228

In December of 2000, the Company sold its headquarters building, located in Spokane, Washington, associated land (Parcel 1), and adjacent property (Parcel 2). In conjunction with the sale, the Company entered into a ten year lease agreement for a portion of the building, located on Parcel 1, and guaranteed one year of rent on the vacant portion. The company allocated the proceeds from the sale between the building, Parcel 1, and Parcel 2, in the amount of $3.2 million, $801,000, and $1.1 million, respectively. The associated net book value of the assets sold were $1.8 million, $322,000, and $434,000 respectively. The Company immediately recognized the gain on the sale of Parcel 2, in the amount of $648,000, and deferred the proceeds associated with Parcel 1 and the building for one and ten years, respectively. On December 27, 2001, upon culmination of the Company’s guaranteed rent obligation, the Company recognized the proceeds allocated to the building, net of the guaranteed rent payments of $745,500, and recognized a gain in the amount of $479,000 on Parcel 1, which was included within other income. The remaining gain, allocated to the building was deferred under other long-term obligations and will be amortized to other income over the remaining lease term.

In February of 2002, the Company sold its Cheney, Washington, facility, which had previously been recorded as real estate held for sale, for $1.7 million, resulting in a gain of $84,000, recorded within other income

4.    RELATED PARTY TRANSACTIONS

The Company has life insurance policies on the life of its founder with net death benefits totaling approximately $3,000,000. Of these, policies with death benefits totaling $750,000 have been designated to fund obligations of the Company to the founder’s spouse in the event of his death and, accordingly, such obligations are not recorded in the financial statements. Net cash values of such policies are recorded in the amount of $91,000 and $40,000 in fiscal 2002 and fiscal 2001, respectively, and are included in other noncurrent assets.

5.    LONG-TERM OBLIGATIONS

        On August 22, 2001, the Company obtained a new revolving credit facility with CIT Group/Business Credit, Inc. for up to $25 million and paid off the GECC revolving loan. The new revolving loan is secured by the assets of the Company. For the first year of the financing agreement with CIT, a margin of 0.75% will be applicable as an adder to the prime rate. The full rate of interest as of June 29, 2002 was 5.5%. The agreement specifies four different levels of margin between 0.25% and 1.00% depending on the Company’s earnings before interest, taxes, depreciation, and amortization. On August 23, 2001, just prior to closing the financing agreement with CIT, the Company was paying 9.0% interest, which included a 2.5% premium above the prime rate as of that date. The CIT agreement contains financial covenants that relate to maximum capital expenditures, minimum earnings before interest expense, income tax, depreciation, and amortization, and minimum tangible net worth. The agreement is for a term of three years beginning on August 24, 2001 (the closing date of the agreement) and ending on August 23, 2004. In addition to the financial covenants, the credit agreement restricts investments, disposition of assets, and the payment of dividends. As of June 29, 2002, the Company was not in compliance with its debt covenants and had been notified by CIT of the default. However, on July 15, 2002, CIT and the Company signed an amendment to the revolving credit agreement that is contingent upon the continuance of the stay of execution of judgment granted to the Company by the court on June 6, 2002 (Note 10). Because the amendment resulted in a waiver of the Company’s default, and a resolution of the appeal is not probable prior to the end of the Company’s next fiscal year, the revolving debt was classified as long-term.

6.    LEASES

The Company has operating leases for certain equipment and production facilities, which expire over periods from one to five years. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more at June 29, 2002, are summarized as follows:

Fiscal Years Ending	(in thousands)
2003	4,362
2004	2,878
2005	1,544
2006	898
2007	518
Future	1,543

Total minimum lease payments	11,743

Rental expenses under operating leases were $4,548,000, $4,358,000, and $2,908,000 in 2002, 2001, and 2000, respectively.

7.    INCOME TAXES

Income taxes consist of the following:

	2002	2001	2000
Current income taxes:
Federal	$—	$—	$—
Foreign	900	643	43
State	—	—	—

	900	643	43
Deferred income taxes:
Federal	(7,627)	(4,598)	(2,085)
Foreign	—	—	—
State	(723)	(34)	64

	(8,350)	(4,632)	(2,021)
Change in valuation allowance	12,866	4,632	2,142

Total income taxes	$5,416	$643	$164

The Company’s effective tax rate differs from the federal tax rate as follows:

	Year Ended
	June 29, 2002	June 30, 2001	July 1, 2000
	(in thousands)
Federal income tax benefit at statutory rates	$(6,782)	$(3,648)	$(1,757)
Effect of foreign income (loss) at statutory rates	(93)	(350)	160
State taxes (net of Federal effect)	(723)	—	—
Permanent differences:
Life insurance premiums	50	43	37
Other	(802)	(677)	(461)
Foreign tax provision at foreign statutory rate	900	643	43
Change in valuation allowance	12,866	4,632	2,142

Income tax provision	$5,416	$643	$164

In fiscal years 2002 and 2001 foreign income decreased the Company’s effective income tax rate, because such income is taxed at a lower rate than U.S. income. In fiscal year 2000, foreign losses increased the Company’s effective income tax rate, because such losses are not deductible for U.S. tax purposes. The domestic and foreign components of income (loss) before income taxes were:

	Year Ended
	June 29, 2002	June 30, 2001	July 1, 2000
	(in thousands)
Domestic	$(20,219)	$(11,758)	$(4,698)
Foreign	273	1,029	(471)

Loss before income taxes	$(19,946)	$(10,729)	$(5,169)

Deferred income taxes result from temporary differences in the timing of recognition of revenue and expenses. Deferred income tax assets and liabilities consist of the following at:

	June 29, 2002	June 30, 2001
	(in thousands)
Allowance for doubtful accounts	$122	$184
Inventory	2,537	1,053
Vacation accrual	360	330
Self insurance accrual	58	60
Warranty accrual	100	111
State deferred asset	943	220
Litigation judgment (current portion)	99	—
Other	—	120

Current deferred income tax assets	4,219	2,078
Current portion of valuation allowance	(4,219)	(1,308)

Current deferred income tax assets, net of valuation allowance	—	770

Deferred compensation	$237	$248
Depreciation and amortization	1,718	712
Litigation judgment (non-current portion)	6,523	—
Net operating loss carryforwards	15,260	16,588
Tax credit carryforwards	680	680
Charitable contribution carryforwards	19	—

Noncurrent deferred income tax assets	24,437	18,228
Valuation allowance, net of current portion	(24,437)	(14,482)

Noncurrent deferred income tax assets, net of valuation allowance	$—	$3,746

Total deferred income tax assets	$—	$4,516

Financial Accounting Standard No. 109 requires that management assess the sources of future taxable income, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. Because the litigation judgment (See Note 10) could negatively impact the Company’s future earnings, the valuation allowance was increased to the full value of the deferred tax assets.

        At June 29, 2002, the Company had tax loss carryforwards of approximately $44.9 million, which expire in varying amounts in the years 2006 through 2022. Additionally, for federal income tax purposes, the Company has approximately $735,000 of general business credit carryforwards, which expire in varying amounts in the years 2004 through 2010. Approximately $257,000 of the general business credit carryforwards have an indefinite carryforward period. Foreign income tax expense is calculated at the statutory rate of the foreign taxing jurisdiction.

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

There are no adjustments to the income available to common shareholders or the weighted average shares outstanding for the years ended June 29, 2002, June 30, 2001, and July 1, 2000. The adjustment for potential common shares of 508, 103,688 and 276,280 as of June 29, 2002, June 30, 2001 and July 1, 2000 was not included in the calculation of weighted average shares outstanding for such dates as the effects were considered to be antidilutive. The number of outstanding options with an exercise price greater than average market price for fiscal years ended June 29, 2002, June 30, 2001, and July 1, 2000 were 2,081,304, 1,966,200, and 1,425,760, respectively.

9.    SHAREHOLDERS’ EQUITY

The Company has executive stock option plans for certain key employees. Options under these plans vest over one to five years and become exercisable as they vest. Options under the plans become exercisable in full immediately prior to the occurrence of a “Change in Control” as defined in the plan documents. As of June 29, 2002, 2,795,000 shares have been reserved for issuance and 1,881,304 options were outstanding of which 1,659,304 shares were exercisable. These options expire in ten years from the date of grant. Compensation expense for options will be recorded if the exercise price of the option is less than the closing market price of the stock on the date of grant. There was no compensation expense incurred in conjunction with options in fiscal years 2002, 2001, or 2000, respectively, as all options were granted at fair market value.

The Company also has a stock option plan for “Nonemployee Directors.” Options under this plan vest over a three-year period and are exercisable as they vest. As of June 29, 2002, 300,000 shares have been reserved for issuance and 200,000 options were outstanding of which 134,583 shares were exercisable. These options expire ten years from the date of grant.

Following is a summary of plan activity:

		Number	Weighted Average
	Price Range	Of Options	Exercise Price
Outstanding, July 3, 1999	$2.75 to $16.25	1,691,016	$5.79
Granted during 2000	$2.81 to $ 6.50	583,500	$3.70
Expired or canceled	$2.75 to $16.25	(217,876)	$8.00
Options exercised	$2.75 to $ 3.88	(10,500)	$3.02

Outstanding, July 1, 2000	$2.75 to $16.25	2,046,140	$4.98
Granted during 2001	$1.54 to $ 5.03	63,500	$4.26
Expired or canceled	$2.75 to $16.25	(112,190)	$4.98
Options exercised	$2.75 to $ 3.31	(31,250)	$2.86

Outstanding, June 30, 2001	$1.54 to $16.25	1,966,200	$4.99
Granted during 2002	$2.00 to $ 2.11	130,000	$2.07
Expired or canceled	$2.75 to $ 7.25	(14,896)	$4.12

Outstanding, June 29, 2002	$1.54 to $16.25	2,081,304	$4.81

Additional information regarding options outstanding as of June 29, 2002, is as follows:

		Options Outstanding		Options Exercisable
		Weighted Avg.
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Avg. Exercise	Number	Avg. Exercise
Exercise Prices	Outstanding	Life (yrs.)	Price	Exercisable	Price
$1.54—$ 2.31	135,000	9.8	$ 2.05	1,667	$ 1.54
$2.32—$ 3.48	829,500	7.7	$ 2.79	702,333	$ 2.78
$3.49—$15.24	462,000	5.4	$ 4.74	435,083	$ 4.75
$5.25—$ 7.87	391,633	6.0	$ 5.98	391,633	$ 5.98
$7.88—$16.25	263,171	3.7	$10.99	263,171	$10.99

$1.54—$16.25	2,081,304	6.3	$ 4.81	1,793,887	$ 5.16

        The Company’s Variable Investment Plan is available to employees who have attained age 21. The plan has an Employer’s Discretionary Contribution Trust, invested in the Company’s stock, and an Employee Contribution Trust consisting of several investment alternatives. The Company contributes an amount equal to 100% of the employee’s contribution on the first 2% of the employee’s compensation and an additional 50% of the employee’s contribution on the following 2% of the employee’s compensation. On April 1, 2001, the Company began matching 25% on the next 2% of contributions. Company contributions to the Trust were

$362,458, $334,863 and $321,724 in fiscal years 2002, 2001 and 2000, respectively. The Company has an Employee Stock Ownership Plan. No contributions were made to the plan in fiscal years 2002, 2001 or 2000.

10.    COMMITMENTS AND CONTINGENCIES

Litigation

On December 20, 2001, a jury in Seattle federal court rendered a verdict in the case of F&G Scrolling Mouse, LLC, Fernando Falcon and Federico Gilligan v. Microsoft Corporation, Honeywell, Inc., and Key Tronic Corporation, United States District Court for the Western District of Washington, Case No. C99-995C finding that Key Tronic misappropriated trade secrets and breached a confidentiality agreement with Plaintiffs Fernando Falcon, Federico Gilligan and their company, F&G Scrolling Mouse LLC. Plaintiffs alleged that Key Tronic misappropriated plaintiffs’ trade secrets and breached a confidentiality agreement by disclosing to Microsoft, in violation of that agreement, information provided by Plaintiffs to Key Tronic pursuant to the confidentiality agreement. Plaintiffs alleged that they were damaged as a result of Microsoft’s subsequent use of Plaintiffs’ trade secrets in the development of Microsoft’s IntelliMouse product. Honeywell was dismissed without prejudice from this action on December 2, 1999, and Plaintiffs settled with Microsoft and dismissed that defendant with prejudice on March 30, 2000.

Although the jury found that the misappropriation was not willful, it awarded damages in the amount of $16.5 million. The judgment was subsequently increased to approximately $19.2 million through an award of pre-judgment interest. The trial court denied Key Tronic’s motion for judgment as a matter of law and motion for new trial. Key Tronic filed notice of appeal to the U.S. Court of Appeals for the Ninth Circuit on May 16, 2002. On June 6, 2002, the federal district court granted a stay of execution of judgment pending the outcome of the appeal to the Ninth Circuit. Under the terms of the stay of execution of judgment, the court approved a supersedeas bond on the terms requested by Key Tronic in the amount of $1.75 million, with quarterly additions of 50% of the company’s operating income, as security for the $19.2 million judgment. The supersedeas bond is secured by the Company’s line of credit. The Company recorded $19.5 million including anticipated legal costs of which $.3 million is short-term. Key Tronic intends to vigorously pursue its appeal in this matter. An unfavorable outcome in this matter could likely impair the Company’s ability to continue as a going concern and have a material adverse impact on the Company’s cash flows.

Capital Expenditures

The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $453,000 at June 29, 2002.

11.    DEFERRED COMPENSATION

The Company accounts for its post-retirement benefits in accordance with the provisions SFAS No. 106 “Employers’ Accounting for Post-retirement Benefits Other than Pensions”. Under SFAS No. 106, the Company has recorded a liability for certain compensation related agreements for two former employees. The liability, estimated to be $.7 million and included in long-term liabilities, was based upon the present value of future cash payments as specified in the agreements. This cost of $175,000 in 2002, $296,000 in 2001, and $175,000 in 2000 was charged against general and administrative expenses. Principal maturities of long-term obligations at June 29, 2002 are:

Fiscal Years Ending	(in thousands)
2003	$228
2004	228
2005	228
2006	228
2007	205
Future Years	273

Total	$1,390

12.    ENTERPRISE-WIDE DISCLOSURES

Management organizes its business around EMS and keyboards based on geographic area. These businesses have been aggregated as each segment has similar economic characteristics, and the nature of the segments, its production processes, customers and distribution methods are similar.

Of the revenues for the years ended June 29, 2002, June 30, 2001 and July 1, 2000, EMS sales were $157.0 million, $126.3 million, and $91.2 million, respectively. Keyboard sales for the years ended June 29, 2002, June 30, 2001 and July 1, 2000 were $18.3 million,

$38.6 million, and $70.5 million, respectively. The remainder of revenues for all years presented were from sales of miscellaneous other products and services.

Information concerning geographic areas for the years ended June 29, 2002, June 30, 2001 and July 1, 2000 is summarized in the following table. Revenues provided below are based on the shipping destination.

	Domestic	International	Total
	(in thousands)
2002
Net sales	$143,324	$32,267	$175,591
Long-lived assets	$11,429	$803	$12,232

2001
Net sales	$76,950	$88,915	$165,865
Long-lived assets	$15,629	$1,040	$16,669

2000
Net sales	$99,077	$65,276	$164,353
Long-lived assets	$20,066	$1,284	$21,350

For the year ended June 29, 2002, 45.4% of the Company’s domestic exports were sold to customers in Mexico, 44.3% were sold to customers in the Far East, 6.6% were sold to customers in Europe, and the remaining 3.7% were spread among customers in Canada and South America.

For the year ended June 30, 2001, 25.7% of the Company’s domestic exports were sold to customers in Europe, 42.8% were sold to customers in the Far East, 29.7% were sold to customers in Mexico, and the remaining 2% were spread among customers in South America and Canada.

Significant Customers

At present, the Company’s customer base is highly concentrated and could become even more concentrated. Three of the Company’s OEM customers accounted for 10%, 13%, and 10% of net sales during fiscal year 2002. In 2001, these same customers accounted for 39%, 27%, and 5% of net sales. A newly acquired EMS customer accounted for 39% of net sales in fiscal year 2002. There can be no assurance that the Company’s principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company’s customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company’s major customers, or the reduction, delay or cancellation of orders from such customers, could materially and adversely affect the Company’s business, operating results and financial condition.

13.    SUPPLEMENTAL CASH FLOW AND NON-CASH INFORMATION

	Year Ended
	June 29, 2002	June 30, 2001	July 1, 2000
	(in thousands)
Interest payments	$1,340	$2,110	$1,960
Income tax payments	$1,208	$640	$395

Non-Cash Information:

In December of 2001, the remaining current portion of the deferred sales proceeds, or $2,583,730, was recognized, and the Company removed the value of the building from the Company’s fixed assets and recorded the associated gain (Note 3). The long-term portion of the deferred sales proceeds will be amortized over the remaining nine-year life of the lease for the first floor of the building.

14.    QUARTERLY FINANCIAL DATA

	Year Ended June 29, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
	(Unaudited)
Net sales	$34,627	$50,516	$46,515	$43,933
Gross profit	$2,132	$4,877	$4,300	$3,676
Income (loss) before income taxes	$(1,205)	$(16,140)	$481	$(3,082)
Net income (loss)	$(982)	$(21,595)	$399	$(3,184)
Earnings (loss) per common share basic and diluted	$(.10)	$(2.23)	$.04	$(.33)
Weighted average shares outstanding	9,673	9,673	9,673	9,673
Diluted shares outstanding	N/A	N/A	9,673	N/A

	Year Ended June 30, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$51,214	$52,586	$32,228	$29,838
Gross profit	$5,304	$4,486	$(2,069)	$(164)
Income (loss) before income taxes	$312	$181	$(6,562)	$(4,661)
Net income (loss)	$206	$3	$(6,735)	$(4,847)
Earnings (loss) per common share basic and diluted	$.02	$.00	$(.70)	$(.50)
Weighted average shares outstanding	9,655	9,671	9,673	9,673
Diluted shares outstanding	9,948	9,917	N/A	N/A

Item 9:     Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None

PART III

Item 10:    Directors and Executive Officers of the Registrant

DALE F. PILZ—Director

Mr. Pilz, age 76, has been a director of the Company since April 1992. On March 1, 2000, Mr. Pilz was elected Chairman of the Board. Mr. Pilz was Chief Executive Officer of Flowind Corporation from 1986 to 1990. He served as President of Omninet Corporation from 1985 to 1986. Prior to that, Mr. Pilz was Chief Executive Officer and President of GTE Sprint Communications from 1983 to 1985 and also served as Chief Executive Officer and President of GTE Spacenet Corporation from 1983 to 1985.

WENDELL J. SATRE—Director

Mr. Satre, age 84, has been a director of the Company since 1988 and served as Chairman of the Board of Directors from July 1991 through August 1995. Mr. Satre also served as a director from 1983 through 1986 and served as Acting President of the Company from August 1991 through February 1992. Mr. Satre is the retired Chairman of the Board and Chief Executive Officer of the Washington Water Power Company, a public utility headquartered in Spokane, Washington. Mr. Satre also serves on the Board of Directors of Output Technology Corporation and The Coeur d’Alenes Company.

YACOV A. SHAMASH—Director

Dr. Shamash, age 52, has been a director of the Company since 1989. He has been the Dean of Engineering and Applied Sciences at the State University of New York campus at Stony Brook since 1992. Professor Shamash developed and directed the NSF Industry/University Cooperative Research Center for the Design of Analog/Digital Integrated Circuits from 1989 to 1992 and also served as Chairman of the Electrical and Computer Engineering Department at Washington State University from 1985 until 1992.

WILLIAM E. TERRY—Director

Mr. Terry, age 69, has been a director of the Company since August 1992. Mr. Terry retired from Hewlett-Packard in December 1993 where he served in a number of executive positions during the past 36 years. He is a member of the Advisory Committee of the Santa Clara University Engineering School and, in 1983, was elected to the university’s Board of Regents. Mr. Terry also serves on the Board of Directors of Altera Corporation.

PATRICK SWEENEY—Director

Mr. Sweeney, age 67, has been a director of the Company since July 2000. Mr. Sweeney was President and CEO of Hadco Corporation from 1991 through 1995 and formerly served as Hadco’s Vice President/Chief Financial Officer and Vice President of Operations. Prior to that, Mr. Sweeney was the Vice President of International Manufacturing at Wang—USA from 1981 through 1986 and also served as Managing Director of Ireland for Wang and Plant Manager of Digital Equipment Corporation’s Galway and Clonmel divisions. Mr. Sweeney also serves on the Board of Directors of Aimware, Zaig Tech., Info. Mosaic, Photo Machining Inc., Piercom, Raidtec, and Titan Transport. He is also a member of the Advisory Board of Manufacturers’ Services Ltd.

JACK W. OEHLKE—Director, President and Chief Executive Officer

Mr. Oehlke, age 56, has been President and Chief Executive officer of the Company since June 1997. From October 1995, he served as Chief Operating Officer. Previously, he served as Senior Vice President of Operations from January 1995 to October 1995 and Vice President of Manufacturing Operations of the Company from December 1993 to January 1995. Mr. Oehlke served as Director of Operations, Director of Quality and in various management positions within manufacturing, engineering and quality functions of the Microswitch Division of Honeywell, Inc. from 1968 to 1993.

RONALD F. KLAWITTER—Executive Vice President of Administration and Chief Financial Officer

Mr. Klawitter, age 50, has been Executive Vice President of Administration, CFO, and Treasurer since July 1997. Previously was Vice President of Finance, Secretary and Treasurer of the Company since October 1995. He was Acting Secretary from November 1994 to October 1995 and Vice President of Finance and Treasurer from 1992 to October 1995. From 1987 to 1992, Mr. Klawitter was Vice President, Finance at Baker Hughes Tubular Service, a subsidiary of Baker Hughes, Inc. He has a BA degree from Wittenberg University and is a Certified Public Accountant.

CRAIG D. GATES—Executive Vice President of Marketing, Engineering, and Sales

Mr. Gates, age 43, has been Executive Vice President of Marketing, Engineering and Sales since July 1997. Previously he was Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana. From 1982 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch.

EFREN R. PEREZ—Vice President of S.W. Operations

Mr. Perez, age 62, has served as Vice President of S.W. Operations since July 1997. Previously he was the Managing Director of S.W. Operations from July 1996 to July 1997 and Director of S.W. Operations from July 1995 to June 1996. Following the Company’s acquisition of the Honeywell, Inc. Keyboard Division, Mr. Perez served as Plant Manager in Juarez from July 1993 to July 1995. He served as Plant Manager in Juarez for the Keyboard Division of Honeywell, Inc. from February 1989 to July 1993. Mr. Perez is a graduate of the University of Mexico with a B.S. in Physics.

MICHAEL D. CHARD—Vice President of Materials

Mr. Chard, age 44, has been Vice President of Materials of the Company since July 28, 2000. From February 1999 to July 28, 2000, he held various management positions with the Company in planning, quality assurance, and materials. From January 1997 to January 1999, he was Vice President of Product Delivery at Wang Global and its predecessor Olivetti North America. From 1983 to 1996, he held various management positions in finance, marketing, and operations at ISC Systems, the predecessor to Olivetti North America. He holds a BA Degree in Business and Accounting from Washington State University and is a Certified Public Accountant.

Compliance with Section 16(a) of the Exchange Act:

Incorporated by reference to Key Tronic Corporation’s 2002 Proxy Statement to Shareholders.

Item 11:     Executive Compensation

Information appearing under the caption “Executive Compensation” in the Company’s 2002 Proxy Statement is incorporated herein by this reference.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of June 29, 2002.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,742,804	5.23	128,250
Equity compensation plans not approved by security holders(1)	338,500	2.63	86,500
Total	2,081,304	4.81	214,750

(1)	Consists of the Key Tronic Corporation 2000 Employee Stock Option Plan

Information under the caption “Beneficial Ownership of Securities” in the Company’s 2002 Proxy Statement is incorporated herein by this reference.

Item 13:    Certain Relationships and Related Transactions

Information appearing under the caption “Certain Relationships and Transaction” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2002 Proxy Statement is incorporated herein by this reference.

PART IV

Item 14:    Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(A)  FINANCIAL STATEMENTS AND SCHEDULE

Page in Form 10-K

FINANCIAL STATEMENTS

Independent Auditors’ Report	15

Consolidated Balance Sheets, as of June 29, 2002, and June 30, 2001	16

Consolidated Statements of Operations for the years ended June 29, 2002, June 30, 2001, and July 1, 2000	17

Consolidated Statements of Shareholders’ Equity for the years ended June 29, 2002, June 30, 2001, and July 1, 2000	17

Consolidated Statements of Cash Flows for the years ended June 29, 2002, June 30, 2001, and July 1, 2000	18

Notes to Consolidated Financial Statements	18-28

SCHEDULE

Independent Auditors’ Consent and Report on Financial Statement Schedule	34

II. Consolidated Valuation and Qualifying Accounts	35

Other schedules are omitted because of the absence of conditions under which they are required, or because required information is given in the financial statements or notes thereto.

REPORTS ON FORM 8-K

(a)  June 7, 2002—Key Tronic Announces Stay of Execution of Judgment Pending the Outcome of Appeal

(b)  May 15, 2002—Key Tronic Announces Court Rulings in Lawsuit

(c)  December 20, 2001—Key Tronic Announces Verdict in Lawsuit

(C)  EXHIBITS

The Company will, upon request and upon payment of a reasonable fee not to exceed the rate at which such copies are available from the Securities and Exchange Commission, furnish copies of any of the following exhibits to its security holders.

Exhibit No.

(3)	(a) Articles of Incorporation	(iii	)

	(b) By-Laws, as amended	(iii	)

	(c) Officer Certifications	99

(4)
Certain long-term debt is described in Note 5 to the Consolidated Financial Statements of The Company agrees to furnish to the Commission, upon request, copies of any instruments defining rights the Company.of holders of long-term debt described in Note 5.
N/A

(10)	Material Contracts

	(a) The Key Tronic Corporation Variable Investment Plan.	(iii	)

	(b) Key Employee Stock Option Plan, as amended.	(ii	)

(c) Executive Stock Option Plan.	(iii	)

(d) Stock Bonus Plan (PAYSOP).	(iii	)

(e) Directors and Officers Liability and Company Reimbursement Policies.	(iii	)

(f) Leases with Spokane Industrial Park, Inc.	(iii	)

(g) Amended and Restated Employment Agreement with Lewis G. Zirkle.	(iii	)

(h) Agreement Regarding Split Dollar Life Insurance Policies, as amended.	(iv	)

(i) Executive SAR Stock Option Plan of Key Tronic Corporation	(v	)

(j) Key Tronic Corporation 1990 Stock Option Plan for Non-Employee Directors	(v	)

(k) Employee Stock Ownership Plan	(vi	)

(l) Registration Rights Agreement with Hiller Key Tronic Partners	(vii	)

(m) Officer Severance Agreements	(vii	)

(n) Purchase agreement with Honeywell, Inc.	(viii	)

(o) Officer Employment Agreement	(ix	)

(p) Executive Stock Option Plan 1995	(x	)

(q) Key Tronic Corporation 2000 Employee Stock Option Plan	(xi	)

(r) Employment Contract (Chard)	(xii	)

(s) Secured Financing Agreement with CIT Group Business Credit, Inc.	(xiii	)

(t) Addendums to Employment Contracts	(xiv	)

(u) First and Second Amendments to Financing Agreement	10.1

(v) Addendums to Employment Contracts	10.2

(13)	2002 Annual Report to Shareholders (to the extent set forth in Parts I, II, and IV (a) of this report).

(i)	Previous filing on Form S-1 is incorporated by reference, exhibit number indicated
(ii)	Incorporated by reference to report on Form 10-K for the year ended 06/30/87
(iii)	Incorporated by reference to report on Form 10-K for the year ended 06/30/86
(iv)	Incorporated by reference to report on Form 10-K for the year ended 06/30/85
(v)	Incorporated by reference, Key Tronic Corporation 1990 Proxy Statement, pages C-1-D3
(vi)	Incorporated by reference to report on Form 10-K for the year ended 06/30/91
(vii)	Incorporated by reference to report on Form 10-K for the year ended 07/04/92
(viii)	Incorporated by reference to report on Form 8-K filed August 12, 1993
(ix)	Incorporated by reference, Key Tronic Corporation 1996 Proxy Statement, pages 10-11
(x)	Incorporated by reference, Key Tronic Corporation 1995 Proxy Statement, pages 19-22
(xi)	Incorporated by reference to report on Form 10-Q for the quarter ended January 1, 2000
(xii)	Incorporated by reference to report on Form 10-K for the year ended July 1, 2000
(xiii)	Incorporated by reference to report on Form 10-Q for the quarter ended September 29, 2001
(xiv)	Incorporated by reference to Form 10-Q for the quarter ended January 1, 2000

(21)  Subsidiaries of Registrant

1	KT Services, Inc. 100% owned subsidiary Incorporated in the State of Washington	2	KTI Limited 100% owned by Key Tronic Europe, LTD Incorporated in Ireland

3	Key Tronic Europe, LTD 100% owned subsidiary0 Incorporated in the Cayman Islands	4	Key Tronic Juarez, SA de CV 100% owned subsidiary Incorporated in Mexico

5	Key Tronic China LTD 100% owned subsidiary Incorporated in the State of Washington	6	Key Tronic Far East Pte LTD 100% owned subsidiary Incorporated in Singapore

7	Key Tronic Computer Peripherals (Shanghai) Co. LTD 100% owned subsidiary Incorporated in Republic of China	8	Key Tronic Reynosa, S.A. de CV 100% owned subsidiary Incorporated in Mexico

(23)  Independent Auditors’ Consent and Report on Financial Statement Schedule

INDEPENDENT AUDITORS’ CONSENT AND REPORT ON FINANCIAL STATEMENT SCHEDULE

We consent to the incorporation by reference in Registration Statement No. 333-70917 and 333-61202 on Form S-8 of our report dated August 16, 2002 appearing in this Annual Report on Form 10-K of Key Tronic Corporation and subsidiaries (the Company) for the year ended June 29, 2002.

We have audited the consolidated financial statements of the Company as of June 29, 2002 and June 30, 2001 and July 1, 2000, and for each of the three years in the period ended June 29, 2002 and have issued our report thereon dated August 16, 2002 such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14(A). This financial statement schedule is the responsibility of the Company’s management.

Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Seattle, Washington
September 6, 2002

PART IV

SCHEDULE II

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED JUNE 29, 2002, JUNE 30, 2001, AND
JULY 1, 2000

	2002	2001	2000
Allowance for Obsolete Inventory
Balance at beginning of year	$2,711,797	$2,348,840	$3,065,901
Provision charged to income	2,225,000	435,000	(358,922)
Dispositions	(171,880)	(72,043)	(358,139)

Balance at end of year	$4,764,917	$2,711,797	$2,348,840

Allowance for Doubtful Accounts
Balance at beginning of year	$633,000	$855,334	$542,430
Provision charged to income	174,960	714,000	562,000
Write-offs and reinstatements	(363,477)	(936,334)	(249,096)

Balance at end of year	$444,483	$633,000	$855,334

Accrued Warranty Costs
Balance at beginning of year	$326,545	$453,759	$723,884
Provision charged to income	215,101	220,000	371,861
Costs incurred	(247,376	(347,214)	(641,986)

Balance at end of year	$294,270	$326,545	$453,759

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY TRONIC CORPORATION

By:	/s/ JACK W. OEHLKE
Jack W. Oehlke, Director, President, and Chief Executive Officer

Dated:    September 11, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ JACK W. OEHLKE	September 11, 2002
Jack W. Oehlke (Director, President and Chief Executive Officer)	Date

/s/ RONALD F. KLAWITTER	September 11, 2002
Ronald F. Klawitter (Principal Finnancial Officer)	Date

/s/ DALE F. PILZ	September 11, 2002
Dale F. Pilz (Director)	Date

/s/ WENDELL J. SATRE	September 11, 2002
Wendell J. Satre (Director)	Date

/s/ YACOV A. SHAMASH	September 11, 2002
Yacov A. Shamash (Director)	Date

/s/ PATRICK SWEENEY	September 11, 2002
Patrick Sweeney (Director)	Date

/s/ WILLIAM E. TERRY	September 11, 2002
William E. Terry (Director)	Date

CERTIFICATION

I, Jack W. Oehlke, President and Chief Executive Officer of Key Tronic Corporation, certify that:

(1)  I have reviewed this annual report on form 10-K of Key Tronic Corporation;

(2)  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated:    September 11, 2002

/s/ JACK W. OEHLKE
Jack W. Oehlke President and Chief Executive Officer

CERTIFICATION

I, Ronald F. Klawitter, Chief Financial Officer of Key Tronic Corporation, certify that:

(1)  I have reviewed this annual report on form 10-K of Key Tronic Corporation;

(2)  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated:    September 11, 2002

/s/ RONALD F. KLAWITTER
Ronald F. Klawitter Executive Vice President of Administration, Chief Financial Officer and Treasurer