Form 10-Q
period 2002-09-28
KEY TRONIC CORP
filed 2002-11-12
CIK 719733

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 28, 2002

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

The number of shares outstanding of the registrant’s common stock as of October 25, 2002, was 9,672,580.

KEY TRONIC CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1:     Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarters Ended
	September 28, 2002	September 29, 2001
	(in thousands, except per share amounts)
Net sales	$34,034	$34,627
Cost of sales	30,528	32,495

Gross margin	3,506	2,132
Operating expenses:
Research, development and engineering	710	558
Selling	467	721
General and administrative	1,794	1,745

Total operating expenses	2,971	3,024
Operating income (loss)	535	(892)
Interest expense	238	341
Litigation settlement	(12,186)	—
Other income	(235)	(29)

Income (loss) before income tax provision (benefit)	12,718	(1,204)
Income tax provision (benefit)	239	(222)

Net income (loss)	$12,479	$(982)

Earnings per share:
Earnings (loss) per common share—basic and diluted	$1.29	$(.10)

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 28, 2002	June 29, 2002*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,797	$1,485
Trade receivables, less allowance for doubtful accounts of $268 and $444	18,489	20,978
Inventories	18,234	18,395
Other	2,348	2,588

Total current assets	40,868	43,446

Property, plant and equipment—at cost	85,779	85,286
Less: Accumulated depreciation	73,430	73,054

Total property, plant and equipment	12,349	12,232

Other assets:
Other (net of accumulated amortization of $333 and $240)	1,125	996
Goodwill	765	765

Total assets	$55,107	$57,439

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$355	$228
Accounts payable	14,325	14,409
Accrued compensation and vacation	2,976	2,803
Litigation settlement—short-term	3,553	—
Other	2,720	3,465

Total current liabilities	23,929	20,905
Long-term liabilities:
Revolving loan—long-term	4,064	6,475
Litigation settlement—long-term	3,700	19,186
Other	1,224	1,162

Total long-term liabilities	8,988	26,823

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; outstanding 9,673 and 9,673	38,393	38,393
Accumulated deficit	(16,203)	(28,682)

Total shareholders’ equity	22,190	9,711

Total liabilities and stockholders’ equity	$55,107	$57,439

*The balance sheet at June 29, 2002 has been derived from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarters Ended
	September 28, 2002	September 29, 2001
	(in thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	$12,479	$(982)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	744	1,224
Provision for obsolete inventory	93	—
Provision for doubtful receivables	(76)	30
Litigation settlement	(12,186)	—
Loss on disposal of assets	10	1
Deferred income taxes	—	(434)
Accumulated foreign currency translation adjustment	—	(245)
Changes in operating assets and liabilities:
Trade receivables	2,566	(1,885)
Inventories	68	(4,363)
Other assets	64	(851)
Accounts payable	(85)	2,656
Accrued compensation and vacation	174	529
Other liabilities	(512)	(239)

Cash provided by (used in) operating activities	3,339	(4,559)
Cash flows from investing activities:
Purchase of property and equipment	(675)	(334)

Cash used in investing activities	(675)	(334)

Cash flows from financing activities:
Payment of financing costs	(150)	(440)
Borrowings under revolving credit agreement	33,521	33,041
Repayment of revolving credit agreement	(35,723)	(29,132)

Cash (used in) provided by financing activities	(2,352)	3,469
Net increase (decrease) in cash and cash equivalents	312	(1,424)

Cash and cash equivalents, beginning of period	1,485	2,137

Cash and cash equivalents, end of period	$1,797	$713

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation, in all material respects, of the financial position, results of operations, and cash flows for the period presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s 10-K report for the fiscal year ended June 29, 2002. Certain reclassifications have been made for consistent presentation.

On October 24, 2002, the Company announced the settlement of the litigation with F&G Scrolling Mouse LLC as explained in greater detail in Note 7 to these financial statements. Because this settlement was material to the Company’s financial position and results of operations, and because the settlement was reached prior to publication of this quarterly report, the financial statements have been adjusted to incorporate the settlement within them. Readers should be aware that the reported earnings for the quarter ended September 28, 2002, include a one-time benefit for reversal of previously recorded litigation expense. Excluding this benefit, net income would have been approximately $293,000 or $0.03 per share for the first quarter of fiscal 2003.

1.    INVENTORIES

The components of inventory consist of the following:

	September 28, 2002	June 29, 2002
	(in thousands)
Finished goods	$7,442	$8,323
Work-in-process	1,822	2,002
Raw materials and supplies	13,341	12,835
Reserve for obsolescence	(4,371)	(4,765)

	$18,234	$18,395

2.    NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under the statement, the Company will address intangible assets that are acquired individually or with a group of other assets upon their acquisition and initially recorded in the financial statements. Goodwill in each reporting unit shall be tested for impairment as of the beginning of the fiscal year in which Statement 142 is initially applied in its entirety. An entity has six months from the date it initially applies Statement 142 to complete the first step of that transitional goodwill impairment test. The Company adopted SFAS No. 142 on June 30, 2002 but has not completed the transitional impairment test. The goodwill transitional impairment test is not expected to have a material impact. The adoption of SFAS No. 142 did not have a material impact on the Company’s financial statements.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS No. 143, the Company will report all legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development, and the normal operation of long-lived assets. The Company adopted SFAS No. 143 on June 30, 2002. The impact of adoption did not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses accounts and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB No. 121 and Opinion No. 30. SFAS No. 144 retains the fundamental provision of SFAS No. 121. It sets new criteria for asset classifications and establishes a broader scope of qualifying discounted operations. The Company adopted SFAS No. 144 on June 30, 2002. The impact of adoption did not have a material impact on the Company’s financial statements.

In April, 2002, the Financial Accounting Standards Board issued SFAS No. 145. The purpose of this statement is to rescind previously issued SFAS Nos. 4, 44, and 64, and to amend SFAS No. 13. Statement Nos. 4 and 64 relate to reporting gains and losses from extinguishment of debt. Statement No. 44 concerned accounting of intangible assets of motor carriers, and Statement No. 13, “Accounting for Leases” was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions related to Statement 13 are effective for transactions occurring after May 15, 2002, and the remaining provisions of the statement are effective for fiscal years beginning after May 15, 2002. The Company adopted this new statement after issuance in April 2002; however, there were no lease transactions during the period between May 15, 2002 and June 29, 2002 that would be covered under the provisions of the statement. This new statement, in its entirety, was in effect for the Company’s fiscal year beginning June 30, 2002. Adoption of this statement did not have a material impact on the Company’s financial results.

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”, was issued in June 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on June 30, 2002 for exit or disposal activities initiated after December 31, 2002. Adoption of this statement did not have a material impact on the Company’s financial results.

3.    LONG-TERM OBLIGATIONS

On August 22, 2001, the Company obtained a new revolving credit facility with CIT Group/Business Credit, Inc. for up to $25 million. The new revolving loan is secured by certain assets of the Company. For the first year of the financing agreement with CIT, a margin of 0.75% was applicable as an adder to the prime rate. The margin applicable at September 28, 2002 is 0.50%. The full rate of interest as of September 28, 2002 was 5.25%. The agreement specifies four different levels of margin between 0.25% and 1.00% depending on the Company’s earnings before interest, taxes, depreciation, and amortization. On August 23, 2001, just prior to closing the financing agreement with CIT, the Company was paying 9.0% interest, which included a 2.5% premium above the prime rate as of that date. The CIT agreement contains financial covenants that relate to maximum capital expenditures, minimum tangible net worth, and a minimum fixed charge ratio. The agreement is for a term of three years beginning on August 24, 2001 (the closing date of the agreement) and ending on August 23, 2004. As of September 28, 2002, the outstanding revolving credit balance was $4,064,000 compared to $6,475,000 for fiscal year ending June 29, 2002. The decrease of the revolving credit balance was due to the large volume of sales that occurred during the last period of fiscal year end and collected during the first quarter of fiscal year 2003. As of September 28, 2002, the Company was in compliance with all debt covenants.

4.    SUPPLEMENTAL CASH FLOW INFORMATION

	First Quarters Ended
	September 28, 2002	September 29, 2001
	(in thousands)
Interest payments	$249	$346
Income tax payments	57	106

5.    INCOME TAXES

The income tax provision for the first quarter of fiscal year 2002 was $239,000 versus a benefit of ($222,000) for the first fiscal quarter of the prior year. The $239,000 provision for the first quarter of fiscal year 2002 is the result of tax provisions on the earnings of foreign subsidiaries. The ($222,000) benefit for the first quarter of fiscal 2001 was net of $212,000 in tax provisions on the earnings of foreign operations. The Company has tax loss carryforwards of approximately $44.9 million, which expire in varying amounts in the years 2006 through 2022.

6.    EARNINGS PER SHARE

Basic EPS is computed by dividing net income (loss) per income statement (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing net income (loss) per income statement by the weighted-average number of common shares and common share equivalents outstanding during the period. Key Tronic uses the Treasury Stock Method required by the standard in calculating the dilutive effect of common stock equivalents.

There were no adjustments to the net income (loss) available to common shareholders for the first quarters ended September 28, 2002 and September 29, 2001. A net loss occurred in the first quarter ended September 29, 2001, creating an antidilutive effect. The following table presents the Company’s calculations of weighted average shares outstanding (number of shares):

For the Quarter Ended	Weighted Avg. Shares	Adjustment for Potential Common shares	Total
September 28, 2002	9,672,580	—	9,672,580
September 29, 2001	9,672,580	Antidilutive	9,672,580

7.    COMMITMENTS AND CONTINGENCIES

The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $233,000 at September 28, 2002.

Litigation Settlement

On December 20, 2001, a jury in Seattle federal court rendered a verdict in the case of F&G Scrolling Mouse, LLC, Fernando Falcon and Federico Gilligan v. Microsoft Corporation, Honeywell, Inc., and Key Tronic Corporation, United States District Court for the Western District of Washington, Case No. C99-995C (the “litigation”) finding that Key Tronic misappropriated trade secrets and breached a confidentiality agreement with Plaintiffs. The jury awarded damages to the Plaintiffs in the amount of $16.5 million. The judgment against the Company was subsequently increased to approximately $19.2 million through an award of pre-judgment interest. On October 24, 2002, the Company reached a settlement of the litigation with the Plaintiffs (hereafter called “F&G”). Under the terms of the settlement, the Company has agreed to pay F&G a total of $7.0 million. The Company was required to make an initial payment to F&G of $2.5 million, as well as make quarterly payments to F&G of $200,000 or 50% of Key Tronic’s operating income, whichever is greater, until the total payment of $7.0 million has been made, provided the total payment is completed by December 15, 2005.

If the total of $7.0 million is not paid by 12/15/2005, the total settlement amount increases on 12/15/2005 to $7.6 million. If payment of $7.6 million is not completed by 12/15/2006 the total settlement amount increases to $8.2 million. If payment of $8.2 million is not completed by 12/15/2007 the total settlement amount increases to $8.8 million. If payment of $8.8 million is not completed by 12/15/2008 the total settlement amount increases to $9.7 million. If payment of $9.7 million is not completed by 12/15/2009 the total settlement amount increases to $10.6 million. If payment of $10.6 million is not made by 12/15/2010 the total settlement amount increases to $11.5 million. Any unpaid balance remaining at 12/15/2011 will accrue interest thereafter at prime plus 1½% per annum until paid. If the Company fails to make any minimum quarterly payment when due, Plaintiffs have the right to accelerate all remaining payments in the amount of $11.5 million less any amounts previously paid.

Because this settlement was material to the Company’s financial position and results of operations, and because the settlement was reached prior to publication of this quarterly report, the financial statements have been adjusted to incorporate the settlement within them. Reported earnings for the quarter ended September 28, 2002, include a one-time benefit of $12.2 million for reversal of previously recorded litigation expense.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

Revenue Recognition – The Company recognizes revenue primarily when products are shipped. SAB 101 states that revenue generally is realized or realizable and earned when all of the following criteria are met:

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

Accrued Warranty: An accrual is made for expected warranty costs, with the related expense recognized in cost of good sold. Management reviews the adequacy of this accrual quarterly based on historical analysis and anticipated product returns. Over the of the past three years, the Company’s warranty expense has decreased. As the Company has made the transition from manufacturing keyboards only to electronic manufacturing services (“EMS”), its exposure to warranty issues has declined significantly. The Company’s warranty period for keyboards is generally three times longer than that for EMS products. Also the Company does not warranty design defects for EMS customers. The declines in warranty expense and the related accrual account are directly related to the change in the composition of the Company’s revenue from keyboards to EMS.

CAPITAL RESOURCES AND LIQUIDITY

Operating activities provided $3.3 million of cash during the first quarter of fiscal year 2003 versus $4.6 million of cash used in the same period of the prior year. This change in cash for operating activities is due primarily to the Company’s decreases in accounts receivable and inventory. The decrease in accounts receivable was primarily attributable to a major EMS customer utilizing offered discount terms. The decrease in inventory was due primarily to increases in the Company’s reserve for obsolescence.

During the first quarter of fiscal year 2003, the Company spent $0.7 million on capital additions versus $0.3 million spent in capital additions in the same period in the previous fiscal year. The Company anticipates capital expenditures of approximately $1.8 million through the remainder of the current fiscal year ending June 28, 2003. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS, pages 11-12. Capital expenditures are expected to be financed with internally generated funds.

On August 22, 2001, the Company entered into a financing agreement with CIT Group/Business Credit, Inc. for a revolving credit facility of up to $25 million. The new revolving loan is secured by certain assets of the Company. The financing agreement contains financial covenants that relate to maximum capital expenditures, minimum tangible net worth and a minimum fixed charge coverage ratio. The agreement is for a term of three years beginning on August 24, 2001 (the closing date of the agreement) and ending on August 23, 2004. In addition to the financial covenants, the financing agreement restricts investments, disposition of assets, and the payment of dividends.

The terms of the settlement reached in the F&G Scrolling Mouse L.L.C. v. Key Tronic Corporation litigation require an immediate cash payment of $2,500,000. A payment of $600,000 was transferred on October 28, 2002. The remaining payment of $1,900,000 was transferred on November 4, 2002 in conjunction with the cancellation of the supersedeas bond that was put in place under the terms of the stay of execution granted by the federal district court on June 6, 2002. See footnote 10, “Commitments and Contingencies,” in the Company’s 10-K report as of June 29, 2002.

The Company believes that funds available under the revolving credit facility and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

NET SALES

Net sales for the fiscal 2002 first quarter ended September 28, 2002 were $34.0 million compared to $34.6 million for the first quarter of the previous year. The majority of the decrease is due to a $.4 million drop in keyboard sales. Although revenues from keyboard sales continue to decline, margins realized on these sales tend to exceed those that can be realized from EMS products. Therefore, the Company will continue to produce and sell keyboards as long as it remains feasible and profitable to do so.

EMS revenue accounted for 86.0% of total revenue in the first quarter of fiscal year 2003 versus 85.5% of total revenue in the first quarter of fiscal year 2002. EMS products continue to be the focus of the Company, and it will continue to grow this business in the future. Keyboard and other sales were 14.0% of total revenue in the first quarter of fiscal year 2003 versus 14.5% of total revenue in the first quarter of fiscal year 2002.

COST OF SALES

Cost of sales were 89.7% of revenue in the first quarter of fiscal year 2003, compared to 93.8% for the first quarter of fiscal year 2002. The cost of sales percentage decreased primarily due to better utilization of the Company’s production capacity and cuts in overhead costs. Management continues to emphasize material cost reductions through negotiations with suppliers.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering (RD&E) expenses were $0.7 million in the first quarter of fiscal year 2003 and $0.6 million for the same period of fiscal year 2002. As a percentage of sales, RD&E expenditures were 2.1% in the first quarter of fiscal year 2002 and 1.6% for the fiscal first quarter of 2002. The slight increase is due primarily to fewer development projects that are rebillable to customers.

SELLING EXPENSES

Selling expenses were $0.5 million in the first quarter of fiscal year 2003 compared to $0.7 million in the first quarter of fiscal year 2002. Selling expenses as a percentage of revenue were 1.4% for the quarter compared to 2.1% in the same quarter of fiscal year 2002. These decreases can be attributed to a reduction in marketing expenses related to keyboard sales.

GENERAL AND ADMINISTRATIVE

General and administrative (G&A) expenses were $1.8 million in the first quarter of fiscal 2003 compared to $1.7 million in the first quarter of fiscal 2002. As a percentage of revenue, G&A expenses were 5.3% in the first quarter of fiscal 2003 versus 5.0% in the same quarter of the prior year.

INTEREST

Interest expense was $238,000 in the first quarter of fiscal 2003 compared to $341,000 for the first quarter of fiscal year 2002. This decrease resulted primarily from a lower debt amount outstanding during the quarter and lower interest rates from the prior year.

INCOME TAXES

The income tax provision for the first quarter of fiscal year 2002 was $239,000 versus a benefit $(222,000) for the first fiscal quarter of the prior year. The $239,000 provision for the first quarter of fiscal year 2002 is the result of tax provisions on the earnings of foreign subsidiaries. The $(222,000) benefit for the first quarter of fiscal 2001 was net of $212,000 in tax provisions on the earnings of foreign operations. The Company has tax loss carryforwards of approximately $44.9 million, which expire in varying amounts in the years 2006 through 2022.

BACKLOG

The Company’s backlog at the end of first fiscal quarter of fiscal year 2003 was $18.1 million compared to $24.6 million at August 3, 2002 and $49.3 million at the end of the first quarter of fiscal year 2002. The decrease in the backlog from fiscal year end is attributable to decreased orders received from existing customers partially offset by purchase orders for new products from newly acquired customers. The change in backlog from the first quarter of fiscal year 2002 is due primarily to increased orders from a new EMS customer during that time period in order to fill sales channels. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next fiscal year although shipment dates are subject to change due to design modifications or other customer requirements. Order backlog should not be considered an accurate measure of future sales.

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

Potential Fluctuations in Quarterly Results The Company’s quarterly operating results have varied in the past and may vary in the future due to a variety of factors, including changes in overall demand for customers’ products, success of customers’ programs, timing of new programs, new product introductions or technological advances by the Company, its customers and its competitors and changes in pricing policies by the Company, its customers, its suppliers and its competitors. For example, the Company relies on customers’ forecasts to plan its business. If those forecasts are overly optimistic, the Company’s revenues and profits may fall short of expectations. Conversely, if those forecasts are too conservative, the Company could have an unexpected increase in revenues and profits. The products which the Company manufactures for its customers have relatively short product lifecycles, therefore the Company’s business, operating results and financial condition are dependent in significant part on the Company’s ability to obtain orders from new customers and new product programs from existing customers.

Competition The EMS industry is intensely competitive. Competitors may offer customers lower prices on certain high volume programs. This could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company’s business, operating results and financial condition. The Company’s inability to provide comparable or better manufacturing services at a lower cost than its competitors could cause sales to decline. In addition, competitors can copy the Company’s non-proprietary designs after the Company has invested in development of products for customers, thereby enabling such competitors to offer lower prices on such products due to savings in development costs.

Concentration of Major Customers At present, the Company’s customer base is highly concentrated, and there can be no assurance that its customer base will not become more concentrated. Four of the Company’s EMS customers accounted for 39%, 10%, 13%, and 10% of net sales, respectively during fiscal 2002. In 2001, these same customers accounted for 0%, 39%, 27% and 5%, of the Company’s net sales, respectively. There can be no assurance that the Company’s principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company’s customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company’s major customers or the reduction, delay or cancellation of orders from such customers could materially and adversely affect the Company’s business, operating results and financial condition.

Dependence on Suppliers The Company is dependent on many suppliers, including sole source suppliers, to provide key components and raw materials used in manufacturing customers’ products. Delays in deliveries from suppliers or the inability to obtain sufficient quantities of components and raw materials could cause delays or reductions in shipment of products to our customers which could adversely affect the Company’s operating results and damage customer relationships.

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

Technological Change and New Product Risk The markets for the Company’s customers’ products is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and relatively short product life cycles. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. The Company’s success will depend upon its customers’ ability to enhance existing products and to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and emerging industry standards and address evolving and increasingly sophisticated customer requirements. Failure of the Company’s customers to do so could substantially harm the Company’s customers’ competitive positions. There can be no assurance that the Company’s customers will be successful in identifying, developing and marketing products that respond to technological change, emerging industry standards or evolving customer requirements.

Foreign Manufacturing Operations Virtually all products manufactured by the Company are produced at the Company’s facilities located in Mexico and China. Accordingly the Company’s operations are subject to a variety of risks unique to international operations including import and export duties and value added taxes, import and export regulation changes, the burden and cost of compliance with foreign laws and foreign economic and political risk.

Dilution and Stock Price Volatility As of September 28, 2002, there were outstanding options and warrants for the purchase of approximately 2,000,000 shares of common stock of the Company (Common Stock), of which options for approximately 1,800,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options and warrants to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts’ earnings estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s major market risk relates to its secured debt. A portion of the Company’s accounts receivable are used as collateral for its revolving debt. The interest rates applicable to the Company’s revolving loan fluctuate with the JP Morgan Chase Bank prime rate. As of November 7, 2002, the JP Morgan Chase Bank prime rate was 4.25%.

The Company does not enter into derivative transactions or leveraged swap agreements.

Although the Company has international operations, the functional currency for all active subsidiaries is the U.S. dollar. The Company imports for its own use raw materials that are used in its manufacturing operations. Substantially all of the Company’s purchases are denominated in U.S. dollars and are paid under normal trade terms.

Item 4.   Controls and Procedures

a)
Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports.

b)
There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out the evaluation.

PART II.            OTHER INFORMATION:

Item 1.     Legal Proceedings
None

Item 4.     Submission of Matters to a Vote of Security Holders
None

Item 5.     Other Events

Item 6.     Exhibits and Reports on Form 8-K
(a) Exhibits
1)     99.1 Certifications

(b) Reports on Form 8-K
1)    Press release, dated October 24, 2002, announcing litigation settlement

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

Name	Title	Date

/s/ JACK W. OEHLKE Jack W. Oehlke	(Director, President and Chief Executive Officer)	November 12, 2002

/s/ RONALD F. KLAWITTER Ronald F. Klawitter	Principal Financial Officer, Principal Accounting Officer	November 12, 2002

CERTIFICATION

I, Jack W. Oehlke, President and Chief Executive Officer of Key Tronic Corporation, certify that:

1.	I have reviewed this quarterly report on form 10-Q of Key Tronic Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent functions);

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002

/s/ JACK W. OEHLKE
Jack W. Oehlke President and Chief Executive Officer

CERTIFICATION

I, Ronald F. Klawitter, Chief Financial Officer of Key Tronic Corporation, certify that:

1.	I have reviewed this quarterly report on form 10-Q of Key Tronic Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent functions);

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002

/s/ RONALD F. KLAWITTER
Ronald F. Klawitter Executive Vice President of Administration, Chief Financial Officer and Treasurer