Form 10-Q
period 2002-12-28
KEY TRONIC CORP
filed 2003-02-11
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 28, 2002

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

At February 8, 2003 9,672,580 shares of Common Stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

*Items	are not applicable

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarters Ended
	December 28, 2002	December 29, 2001
	(in thousands, except per share amounts)
Net sales	$30,552	$50,516
Cost of sales	27,068	45,639

Gross profit on sales	3,484	4,877
Operating expenses:
Research, development and engineering	774	689
Selling	456	747
General and administrative	1,832	2,449

Total operating expenses	3,062	3,885
Operating income	422	992
Interest expense	260	361
Litigation settlement	—	17,000
Other income	(28)	(229)

Income (loss) before income tax provision	190	(16,140)
Income tax provision	116	5,455

Net income (loss)	$74	$(21,595)

Earnings (loss) per share:
Earnings (loss) per common share—basic and diluted	$0.01	$(2.23)
Weighted average shares outstanding—basic and diluted	9,673	9,673

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended
	December 28, 2002	December 29, 2001
	(in thousands, except per share amounts)
Net sales	$64,586	$85,142
Cost of sales	57,596	78,134

Gross profit on sales	6,990	7,008
Operating expenses:
Research, development and engineering	1,484	1,247
Selling	923	1,468
General and administrative	3,626	4,194

Total operating expenses	6,033	6,909
Operating income	957	99
Interest expense	497	703
Litigation settlement	(12,186)	17,000
Other income	(262)	(259)

Income (loss) before income tax provision	12,908	(17,345)
Income tax provision	355	5,232

Net income (loss)	$12,553	$(22,577)

Earnings (loss) per share:
Earnings (loss) per common share—basic and diluted	$1.30	$(2.33)
Weighted average shares outstanding—basic and diluted	9,673	9,673

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 28, 2002	June 29, 2002
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,233	$1,205
Restricted cash	701	280
Trade receivables, less allowance for doubtful accounts of $107 and $444	15,896	20,978
Inventories	19,501	18,395
Other	2,240	2,588

Total current assets	39,571	43,446

Property, plant and equipment—at cost	85,675	85,286
Less: Accumulated depreciation	73,479	73,054

Total property, plant and equipment	12,196	12,232

Other assets:
Other (net of accumulated amortization of $416 and $240)	1,017	996
Goodwill	765	765

Total assets	$53,549	$57,439

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long—term obligations	$403	$228
Accounts payable	12,639	14,409
Accrued compensation and vacation	2,947	2,803
Litigation settlement—short-term	1,051	293
Other	2,770	3,172

Total current liabilities	19,810	20,905
Long-term liabilities:
Revolving loan—long-term	6,864	6,475
Litigation settlement—long–term	3,421	19,186
Other	1,190	1,162

Total long–term liabilities	11,475	26,823
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, no par value—shares authorized
25,000; issued and outstanding 9,673 and 9,673	38,393	38,393
Accumulated deficit	(16,129)	(28,682)

Total shareholders’ equity	22,264	9,711

Total liabilities and stockholders’ equity	$53,549	$57,439

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 28, 2002	December 29, 2001
	(in thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	$12,553	$(22,577)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,497	2,500
Provision for obsolete inventory	93	300
Provision for (recoveries of) doubtful receivables	(56)	95
Provision for warranty	—	75
Litigation settlement (revision)	(12,186)	17,000
Gain on disposal of assets	(16)	(480)
Deferred income taxes	—	4,516
Deferred sales proceeds	(39)	(311)
Changes in operating assets and liabilities:
Trade receivables	5,138	(8,511)
Inventories	(1,199)	(2,098)
Other assets	99	285
Accounts payable	(1,770)	755
Accrued compensation and vacation	144	295
Litigation settlement	(2,821)	—
Other liabilities	(335)	784

Cash provided by (used in) operating activities	1,102	(7,373)
Cash flows from investing activities:
Proceeds from sale of property and equipment	26	2
Purchase of property and equipment	(1,093)	(590)
Increase in restricted cash	(421)	—

Cash used in investing activities	(1,488)	(588)
Cash flows from financing activities:
Payment of financing costs	(150)	(426)
Borrowings under revolving credit agreement	70,566	83,463
Repayment of revolving credit agreement	(70,002)	(75,232)

Cash provided by financing activities	414	7,805
Effect of foreign currency translation on cash balances	—	(245)

Net increase (decrease) in cash and cash equivalents	28	(401)

Cash and cash equivalents, beginning of period	1,205	2,137

Cash and cash equivalents, end of period	$1,233	$1,736

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation, in all material respects, of the financial position, results of operations, and cash flows for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s 10-K report for the fiscal year ended June 29, 2002. Certain reclassifications have been made for consistent presentation.

On October 24, 2002, the Company announced the settlement of the litigation with F&G Scrolling Mouse LLC as explained in greater detail in Note 7 to these financial statements. Readers should be aware that the reported earnings for the six months ended December 28, 2002, include a one-time benefit for reversal of previously recorded litigation expense.

1. INVENTORIES

	December 28, 2002	June 29, 2002
	(in thousands)
Finished goods	$8,115	$8,323
Work-in-process	1,409	2,002
Raw materials and supplies	13,983	12,835
Reserve for obsolescence	(4,006)	(4,765)

	$19,501	$18,395

2. NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under the statement, the Company will initially record intangible assets that are acquired individually or with a group of other assets in the financial statements at acquisition. Goodwill in each reporting unit shall be tested for impairment annually. An entity has six months from the date it initially applies Statement 142 to complete the first step of that transitional goodwill impairment test. The Company adopted SFAS No. 142 on June 30, 2002, and completed its impairment test using the income approach during the second quarter ended December 28, 2002. The test did not indicate the necessity to write-down the Company’s stated goodwill of $765,000. Therefore, the goodwill transitional impairment test did not have a material impact on the Company’s financial statement.

The net effect of adopting this accounting standard was to increase net income by $32,000 or $0.00 per basic and diluted share for the quarter ended December 28, 2002 and $64,000 or $0.00 per basic and diluted share for the six months ended December 28, 2002. In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Comparative disclosure as if the change had been retroactively applied to the prior year is as follows (in thousands, except per share data):

	Quarter Ended December		Six Months Ended December
	2002	2001	2002	2001
Reported net income (loss)	$74	$(21,595)	$12,553	$(22,577)
Add back: goodwill amortization, net of tax	0	32	0	64

Total	$74	$(21,563)	$12,553	$(22,513)

Basic and diluted earnings (loss) per share:
Reported net income (loss)	$0.01	$(2.23)	$1.30	$(2.33)
Goodwill amortization	0	0	0	0

Adjusted basic and diluted earnings (loss) per share	$0.01	$(2.23)	$1.30	$(2.33)

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses accounts and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB No. 121 and Opinion No. 30. SFAS No. 144 retains the fundamental provisions of SFAS No. 121. It sets new criteria for asset classifications and establishes a broader scope of qualifying discontinued operations. The Company adopted SFAS No. 144 on June 30, 2002. The impact of adoption did not have a material impact on the Company’s financial statements.

In April, 2002, the Financial Accounting Standards Board issued SFAS No. 145. The purpose of this statement is to rescind previously issued SFAS Nos. 4, 44, and 64, and to amend SFAS No. 13. Statement Nos. 4 and 64 relate to reporting gains and losses from extinguishment of debt. Statement No. 44 concerned accounting of intangible assets of motor carriers, and Statement No. 13, “Accounting for Leases” was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions related to Statement 13 are effective fortransactions occurring after May 15, 2002, and the remaining provisions of the statement are effective for fiscal years beginning after May 15, 2002. The Company adopted this new statement after issuance in April 2002; however, there were no lease transactions during the period between May 15, 2002 and June 29, 2002 that would be covered under the provisions of the statement. This new statement, in its entirety, is in effect for the Company’s fiscal year beginning June 30, 2002. Adoption of this statement did not have a material impact on the Company’s financial results.

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

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged. Management currently believes that the adoption of SFAS No. 148 will not have a material impact on the Company’s financial statements.

3. LONG-TERM OBLIGATIONS

On August 22, 2001, the Company obtained a new revolving credit facility with CIT Group/Business Credit, Inc. for up to $25 million. The new revolving loan is secured by certain assets of the Company. The agreement specifies four different levels of margin to be added to the prime rate between 0.25% and 1.00% depending on certain financial covenants calculated by the Company. For the first year of the financing agreement with CIT, a margin of 0.75% was applicable as an adder to the prime rate. The prime rate is based on the JP Morgan Chase prime rate. The margin applicable at December 28, 2002 was 0.50%. The full rate of interest as of December 28, 2002 was 4.75%. On November 19, 2002 a third amendment to the financing agreement was signed. The amendment contains financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. The amendment also extended the term of the agreement by one year. The agreement was effective on August 24, 2001, (the closing date of the agreement) and will now terminate on August 23, 2005. As of December 28, 2002, the Company was in compliance with all loan covenants. At December 28, 2002, the outstanding revolving credit balance was $6,864,000 compared to $6,475,000 at fiscal year end June 29, 2002.

4. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	December 28, 2002	December 29, 2001
	(in thousands)
Interest payments	$262	$614
Income tax payments, net of refunds	191	542

As of December 28, 2002, and June 29, 2002, the Company’s cash balances included restricted cash of $701,045 and $279,827, respectively. The $701,045 includes two amounts; $460,055 is a deposit required by the state of Washington for self-insurers that would cover the Company’s maximum calculated workers’ compensation liability in the event of default by the Company. This calculated liability was previously covered by a bond, which was secured through an insurance company; however, when the bond matured during the second quarter of fiscal 2003, insurance companies were no longer willing to write workers’ compensation bonds. The remaining $240,990 is the amount of uncollected funds in the Company’s depository account as of December 28, 2002. Such funds are considered restricted, because they cannot be used for any other purpose than to decrease the Company’s revolving debt.

5. INCOME TAXES

The income tax provision for the second quarter of fiscal year 2003 was $116,000 versus an income tax provision of $5,455,000 for the second fiscal quarter of the prior year. The provision for the six months of fiscal years 2003 and 2002 were $355,000 and $5,232,000, respectively. The provisions for the second quarter and six months of fiscal year 2003 are the result of provisions on the earnings of foreign subsidiaries. The provisions for the 2002 periods were the result of provisions on the earnings of foreign subsidiaries and the elimination of the Company’s net deferred tax assets in the amount of $4,951,000. A valuation allowance was recorded equal to the deferred tax assets as a result of the large financial loss during 2002, which increased the Company’s net operating loss carry-forwards. Financial Accounting Standard No. 109 requires that management assess the sources of future taxable income, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance was increased to the full value of the deferred tax assets. The Company’s tax loss carry-forwards begin expiring in 2006.

6. EARNINGS PER SHARE

Basic EPS is computed by dividing net income (loss) (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares and common share equivalents outstanding during the period. Total weighted average shares outstanding for the quarters and six months ended December 28, 2002 and December 29, 2001 were 9,672,580 in all periods. Due to the net loss incurred for the quarter and six months ended December 29, 2001 common share equivalents are anti-dilutive in the fiscal 2002 periods. Common share equivalents during fiscal year 2003 are anti-dilutive due to the exercise price of the Company’s stock options. The number of stock options outstanding which were anti-dilutive for the fiscal 2003 and 2002 periods were 2,172,000 and 2,083,000 respectively.

7. COMMITMENTS AND CONTINGENCIES

The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $103,000 at December 28, 2002.

Litigation Settlement: On December 20, 2001, a jury in Seattle federal court rendered a verdict in the case of F&G Scrolling Mouse, LLC, Fernando Falcon and Federico Gilligan v. Microsoft Corporation, Honeywell, Inc., and Key Tronic Corporation, United States District Court for the Western District of Washington, Case No. C99-995C (the “litigation”) finding that Key Tronic misappropriated trade secrets and breached a confidentiality agreement with Plaintiffs. The jury awarded damages to the Plaintiffs in the amount of $16.5 million. The judgment against the Company was subsequently increased to approximately $19.2 million through an award of pre-judgment interest. On October 24, 2002, the Company reached a settlement of the litigation with the Plaintiffs (hereafter called “F&G”). Under the terms of the settlement, the Company has agreed to pay F&G a total of $7.0 million. The Company was required to make an initial payment to F&G of $2.5 million, as well as make quarterly payments to F&G of $200,000 or 50% of Key Tronic’s operating income, whichever is greater, until the total payment of $7.0 million has been made, provided the total payment is completed by December 15, 2005. During the second quarter of fiscal year 2003, the Company made payments to F&G totaling approximately $2.8 million.

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

Reported earnings for the six months ended December 28, 2002, include a one-time benefit of $12.2 ($1.26 per share) million for reversal of previously recorded litigation expense.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

Revenue Recognition: The Company recognizes revenue primarily when products are shipped. Staff Accounting Bulletin 101 states that revenue generally is realized or realizable and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred or services have been rendered
•	The seller’s price to the buyer is fixed or determinable
•	Collectibility is reasonably assured

The Company believes that it meets the above criteria for the following reasons:

•	Customer purchase orders confirming the price and shipping terms are required prior to shipment.
•	The terms of the Company’s sales are generally FOB shipping point, meaning that the customer takes ownership of the goods and assumes the risk of loss when the goods leave the Company’s premises.
•	The seller’s price to the buyer is fixed or determinable – as noted, we require a customer purchase order, which confirms the price and shipping terms.
•	Collectibility is reasonably assured – the credit terms for customers are pre-established so that collection of the account can be reasonably assured.

Inactive, Obsolete and Surplus Inventory Reserve: The Company reserves for inventories that it deems inactive, obsolete or surplus. This reserve is calculated based upon the demand for the products that the Company produces. Demand is determined by expected sales or customer forecasts. If expected sales do not materialize, the Company would have inventory in excess of their reserves and it would be necessary to charge the excess against future earnings. When the Company has purchased material based upon a customer’s forecast, it is usually covered by lead-time assurance agreements. These contracts state that the financial liability for material purchased within lead-time and based upon the customer’s forecasts, lies with the customer. If the Company purchases material outside the lead-time assurance agreement and the customer’s forecasts do not materialize, the Company would have the financial liability and would have to charge the excess against future earnings.

Bad Debt Provision: The Company values its accounts receivable net of an allowance for doubtful accounts. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future, and the amount of this allowance is disclosed in the Company’s Consolidated Balance Sheet. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of the Company’s customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, the Company could incur additional and possibly material expenses that would negatively impact earnings.

Accrued Warranty: An accrual is made for expected warranty costs, with the related expense recognized in cost of good sold. Management reviews the adequacy of this accrual quarterly based on historical analysis and anticipated product returns. Over the course of the past three years, the Company’s warranty expense has decreased. As the Company has made the transition from primarily manufacturing keyboards to electronic manufacturing services (“EMS”), its exposure to potential warranty claims has declined significantly. The Company’s warranty period for keyboards is generally three times longer than that for EMS products. Also the Company does not warrant design defects for EMS customers.

CAPITAL RESOURCES AND LIQUIDITY

Operating activities provided $1.1 million of cash during the first six months of fiscal year 2003 versus $7.4 million used in operating activities during the same period of the prior year. The change in cash from operating activities is primarily due to the improvement in the Company’s net income (excluding the litigation expense in 2002 and the revision of the settlement amount in 2003), as well as a decrease in accounts receivable offset partially by a payment to F&G Scrolling Mouse for $2.8 million. This decrease was caused by a reduction in customer orders from a few of the Company’s primary customers.

During the first six months of fiscal year 2003, the Company spent $1.1 million versus $0.6 million in capital additions in the same period in the previous fiscal year. The increase was due to the purchase of new production equipment in the Las Cruces, New Mexico facility. The Company anticipates capital expenditures of approximately $1.2 million through the remainder of the current fiscal year ending June 28, 2003. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS, pages 14-15. Capital expenditures are expected to be financed with internally generated funds.

On August 22, 2001, the Company obtained a new revolving credit facility with CIT Group/Business Credit, Inc. for up to $25 million. The new revolving loan is secured by certain assets of the Company. The agreement specifies four different levels of margin to be added to the prime rate between 0.25% and 1.00% depending on certain financial covenants calculated by the Company. For the first year of the financing agreement with CIT, a margin of 0.75% was applicable as an adder to the prime rate. The prime rate is based on the JP Morgan Chase prime rate. The margin applicable at December 28, 2002 was 0.50%. The full rate of interest as of December 28, 2002 was 4.75%. On November 19, 2002 a third amendment to the financing agreement was signed. The amendment contains financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. The amendment also extended the term of the agreement by one year. The agreement was effective on August 24, 2001, (the closing date of the agreement) and will now terminate on August 23, 2005. As of December 28, 2002, the Company was in compliance with all loan covenants. At December 28, 2002, the outstanding revolving credit balance was $6,864,000 compared to $6,475,000 at fiscal year end June 29, 2002.

Other than its revolving credit facility and normal operating accounts payable, at December 28, 2002, the Company has a $4.5 million litigation settlement obligation (of which $1 million is due during the next twelve months) and operating lease commitments of approximately $360,000 per month for the remainder of the 2003 fiscal year. The Company believes that funds available under the revolving credit facility and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

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

RESULTS OF OPERATIONS

Net income for the second quarter ended December 28, 2002 was $0.07 million or $0.01 per share compared with a net loss of $21.6 million or $2.23 per share for the second quarter of the previous year. For the six months ended December 28, 2002, net income was $12.6 million or $1.30 per share compared with a net loss of $22.6 million or $2.33 per share for the same period of the prior year. Both of the six month periods were significantly affected by litigation (see Note 7). During the six months ended December 29, 2001, the Company recorded a $17.0 million loss on this litigation judgment. During the six months ended December 28, 2002, the Company recorded a $12.2 million reversal of this loss as the case was settled. Excluding the litigation expense in fiscal 2002 and the litigation gain in fiscal 2003, the Company recorded $0.7 million of pre-tax income in fiscal 2003 compared with a pre-tax loss of $0.3 million in fiscal 2002.

NET SALES

Net sales for the second quarter ended December 28, 2002 were $30.6 million compared to $50.5 million for the second quarter of the previous year. For the six months ended December 28, 2002, sales were $64.6 million compared to $85.1 million for the same period of the previous year. The decrease in revenue for the second quarter and six months ended December 28, 2002 was due to decreased shipments to some of the Company’s larger customers for a variety of reasons. In the previous fiscal year, the Company’s largest customer began marketing a new product that required a ramp-up to fill sales channels. In the current fiscal year, this customer changed to a sell-through sales program. This change had a direct impact on the Company’s fiscal 2003 sales. Other contributing factors during the second quarter of fiscal year 2003 were some end-of-life customer programs and poor economic conditions in general. The F&G lawsuit, which was settled during the second quarter of fiscal 2003, also affected the Company’s sales during the second quarter and first six months of the year, because the Company was unable to secure new business while the judgment was pending.

EMS revenue accounted for 88.0% of total revenue in the second quarter of fiscal year 2003 versus 90.5% of total revenue in the second quarter of fiscal year 2002. For the six months ended December 28, 2002, EMS revenue accounted for 87.0% of total revenue versus 88.5% of total revenue for the same time period of the prior fiscal year.

As a percentage of sales, keyboard revenue was 11.7% for the second quarter of fiscal year 2003 compared to 9.4% in the second quarter of fiscal year 2002. For six months ended December 28, 2002, keyboard revenue was 12.7% and 11.4% for the same period of the prior year.

COST OF SALES

Cost of sales was 88.6% of revenue in the second quarter of fiscal year 2003, compared to 90.3% for the second quarter of fiscal year 2002. Cost of sales was 89.2% of revenue for the six months ended December 28, 2002 compared to 91.8% for the same period of the prior year. As a percentage of sales, cost of sales for the second quarter and six months ended December 28, 2002 declined slightly because of improvements in operating efficiencies and lower material costs. These declines were partially offset by an increase in underutilized capacity in the Company’s manufacturing facilities due to lower volumes of customer orders.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering (RD&E) expenses were $0.8 million in the second quarter of fiscal year 2003 and $0.7 million for the same period of fiscal year 2002. As a percentage of sales, RD&E expenditures were 2.5% in the second quarter of fiscal year 2003, compared to 1.4% for the same period of the prior year. RD&E expenses were $1.5 million for the six months ended December 28, 2002, compared to $1.2 million for the same period of the prior year. As a percentage of sales, RD&E expenditures were 2.3% of the current six month period versus 1.5% for the same period of the prior fiscal year. The overall increases in the percentages of RD&E expenses were due to lower sales in both the second quarter and six months ended December 28, 2002.

SELLING EXPENSES

Selling expenses were $0.5 million in the second quarter of fiscal year 2003 compared to $0.7 million in the second quarter of fiscal year 2002. Selling expenses as a percentage of revenue remained constant at 1.5% for the second quarters of both 2003 and 2002. For the six months ended December 28, 2002, selling expenses were $0.9 million compared to $1.5 million for the same period of the prior year. As a percentage of revenue for the current six month period, selling expenses were 1.4% compared to 1.7% for the same period of the prior year. The overall decrease in selling expenses was due to a reduction in promotional programs and marketing expenses related to keyboard sales.

GENERAL AND ADMINISTRATIVE

General and administrative (G&A) expenses for the second quarter of fiscal year 2003 were $1.8 million and $2.4 million in the second quarter of fiscal 2002. As a percentage of revenue, G&A expenses were 6.0% in the second quarter of fiscal year 2003 and 4.9% in the second quarter of fiscal year 2002. For the six months ended December 28, 2002, G&A expenses were $3.6 million compared to $4.2 million for the same period of the prior year. As a percentage of revenue G&A expenses for the first six months of fiscal 2003 were 5.6% versus 4.9% for the same period of the prior year. The lower G&A expenses were due to a year over year decline in legal costs and the adoption of FASB No. 142 which prevents further amortization of goodwill. The elimination of goodwill reduced G&A expenses by $32,000 and $64,000 for the quarter and six months ended December 28, 2002, respectively.

INTEREST

Interest expense was $260,000 in the second quarter of fiscal 2003 compared to $361,000 for the second quarter of fiscal year 2002 and $500,000 in the first six months of fiscal 2003 compared to $700,000 in fiscal 2002. This decrease resulted from lower debt outstanding and reduced interest rates during the 2003 periods.

INCOME TAXES

The income tax provision for the second quarter of fiscal year 2003 was $116,000 versus an income tax provision of $5,455,000 for the second fiscal quarter of the prior year. The provision for the six months of fiscal years 2003 and 2002 was $355,000 and $5,232,000, respectively. The provision for the second quarter and six months of fiscal year 2003 is the result of provisions on the earnings of foreign subsidiaries. The provision for the 2002 periods was the result of provisions on the earnings of foreign subsidiaries and the elimination of the Company’s net deferred tax assets in the amount of $4,951,000. A valuation allowance was recorded equal to the deferred tax assets as a result of the large financial loss during 2002, which increased the Company’s net operating loss carry-forwards. Financial Accounting Standard No. 109 requires that management assess the sources of future taxable income, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance was increased to the full value of the deferred tax assets. The Company’s tax loss carry-forwards begin expiring in 2006.

BACKLOG

The Company’s backlog at the end of second quarter of fiscal year 2003 was $26.5 million compared to $24.6 million at August 3, 2002 and $44.8 million at the end of the second quarter of fiscal year 2002. The decrease of backlog in the second quarter of fiscal year 2003 versus the backlog from the same period of the previous year is attributable to a ramp-up of one major EMS customer to fill sales channels during the second quarter of fiscal year 2002. Order backlog consists of purchase orders received for products expected to be shipped within the next fiscal year although shipment dates are subject to change due to design modifications or other customer requirements. Order backlog should not be considered an accurate measure of future sales.

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

Dilution and Stock Price Volatility As of December 28, 2002, there were outstanding options for the purchase of approximately 2,172,000 shares of common stock of the Company (Common Stock), of which options for approximately 1,801,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts’ earnings estimates, or to factors relating to the computer industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s major market risk relates to its secured debt. Substantially all of the Company’s assets are used as collateral for its revolving debt. The interest rates applicable to the Company’s revolving loan fluctuate with the JP Morgan Chase Bank prime rate. As of February 11, 2003, the JP Morgan Chase Bank prime rate was 4.25%.

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

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on October 24, 2002 at which shareholders voted on proposals as follows:

	Votes For	Votes Against or Withheld	Votes Abstained	Broker Non-Votes
Proposal 1. Election of Directors:

Jack W. Oehlke	8,717,079	168,457
Dale F. Pilz	8,772,187	113,349
Wendell J. Satre	8,761,277	124,259
Yacov A. Shamash	8,769,687	115,849
Patrick Sweeney	8,773,937	111,599
William E. Terry	8,769,737	115,799

Proposal 2. Ratification of Appointment of Deloitte & Touche LLP as independent auditors for fiscal year 2003.	8,738,338	125,263	21,935

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(1)	10.1 retention bonus plan

(2)	10.2 employee contracts

(3)	10.3 third amendment to financing agreement

(4)	99.1 certifications

(b) Reports on Form 8-K

(1)	Dated December 3, 2002 announcing change in registrant’s certifying accountant

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/s/ Jack W. Oehlke	February 11, 2003
Jack W. Oehlke	Date:
(Director, President and Chief Executive Officer)

/s/ Ronald F. Klawitter	February 11, 2003
Ronald F. Klawitter	Date:
(Principal Financial Officer Principal Accounting Officer)

CERTIFICATION

I, Jack W. Oehlke, President and Chief Executive Officer of Key Tronic Corporation, certify that:

1.	I have reviewed this quarterly report on form 10-Q of Key Tronic Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated: February 11, 2003

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

Dated: February 11, 2003

/s/ Ronald F. Klawitter
Ronald F. Klawitter Executive Vice President of Administration, Chief Financial Officer and Treasurer