Form 10-Q
period 2003-03-29
KEY TRONIC CORP
filed 2003-05-13
CIK 719733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 29, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒.

At May 8, 2003, 9,672,580 shares of Common Stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

* Items are not applicable

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarters Ended
	March 29, 2003	March 30, 2002
	(in thousands, except per share amounts)
Net sales	$30,645	$46,515
Cost of sales	26,867	42,215

Gross profit on sales	3,778	4,300

Operating expenses:
Research, development and engineering	725	606
Selling	646	690
General and administrative	1,799	2,237

Total operating expenses	3,170	3,533

Operating income	608	767

Interest expense	262	400
Other (income) expense	26	(114)

Income before income tax provision	320	481

Income tax provision	14	82

Net income (loss)	$306	$399

Earnings per share – basic and diluted:	$0.03	$0.04

Weighted average shares outstanding – basic	9,673	9,673
Weighted average shares outstanding – diluted	9,675	9,673

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended
	March 29, 2003	March 30, 2002
	(in thousands, except per share amounts)
Net sales	$95,230	$131,658
Cost of sales	84,463	120,350

Gross profit on sales	10,767	11,308

Operating expenses:
Research, development and engineering	2,209	1,853
Selling	1,569	2,158
General and administrative	5,425	6,431

Total operating expenses	9,203	10,442

Operating income	1,564	866

Interest expense	759	1,094
Litigation settlement	(12,186)	17,000
Other income	(236)	(364)

Income (loss) before income tax provision	13,227	(16,864)

Income tax provision	368	5,315

Net income (loss)	$12,859	$(22,179)

Earnings (loss) per share – basic and diluted:	$1.33	$(2.29)

Weighted average shares outstanding – basic and diluted	9,673	9,673

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 29, 2003	June 29, 2002
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$553	$1,205
Restricted cash	580	280
Trade receivables, less allowance for doubtful accounts of $107 and $444	15,505	20,978
Inventories	21,803	18,395
Other	1,965	2,588

Total current assets	40,406	43,446

Property, plant and equipment – at cost	85,785	85,286
Less: Accumulated depreciation	73,885	73,054

Total property, plant and equipment	11,900	12,232

Other assets:
Other (net of accumulated amortization of $507 and $240)	1,098	996
Goodwill	765	765

Total assets	$54,169	$57,439

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term obligations	$867	$228
Accounts payable	10,412	14,409
Accrued compensation and vacation	3,868	2,803
Litigation settlement – short-term	1,065	293
Other	3,598	3,172

Total current liabilities	19,810	20,905

Long-term liabilities:
Revolving loan – long-term	7,528	6,475
Litigation settlement – long-term	3,117	19,186
Other	1,144	1,162

Total long-term liabilities	11,789	26,823
Total liabilities	31,599	47,728

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, no par value – shares authorized 25,000; issued and outstanding 9,673 and 9,673	38,393	38,393
Accumulated deficit	(15,823)	(28,682)

Total shareholders’ equity	22,570	9,711

Total liabilities and stockholders’ equity	$54,169	$57,439

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 29, 2003	March 30, 2002
	(in thousands)
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net income (loss)	$12,859	$(22,179)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	2,204	3,513
Provision for obsolete inventory	123	1,550
Provision for (recoveries of) doubtful receivables	(56)	155
Provision for warranty	60	155
Litigation (settlement) judgment	(12,186)	17,000
Gain on disposal of assets	22	(565)
Deferred income taxes	0	4,516

Changes in operating assets and liabilities:
Trade receivables	5,529	(1,413)
Inventories	(3,531)	(1,025)
Other assets	118	445
Accounts payable	(3,997)	(3,956)
Accrued compensation and vacation	1,064	828
Litigation settlement	(3,111)	(421)
Other liabilities	1,046	695

Cash provided by (used in) operating activities	144	(702)

Cash flows from investing activities:
Proceeds from sale of property and equipment	44	1,709
Purchase of property and equipment	(1,443)	(969)
Increase in restricted cash	(300)	—

Cash provided by (used in) investing activities	(1,699)	740

Cash flows from financing activities:
Payment of financing costs	(150)	(504)
Borrowings under revolving credit agreement	103,405	133,660
Repayment of revolving credit agreement	(102,352)	(133,712)

Cash provided by (used in) financing activities	903	(556)

Effect of foreign currency translation on cash balances	—	(245)

Net decrease in cash and cash equivalents	(652)	(763)

Cash and cash equivalents, beginning of period	1,205	2,137

Cash and cash equivalents, end of period	$553	$1,374

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

On October 24, 2002, the Company announced the settlement of the litigation with F&G Scrolling Mouse LLC as explained in greater detail in Note 7 to these financial statements. Readers should be aware that the reported earnings for the nine months ended March 29, 2003, include a one-time benefit for reversal of previously recorded litigation expense.

1. NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under the statement, the Company will initially record intangible assets that are acquired individually or with a group of other assets in the financial statements at acquisition. Goodwill in each reporting unit shall be tested for impairment annually. An entity has six months from the date it initially applies Statement 142 to complete the first step of that transitional goodwill impairment test. The Company adopted SFAS No. 142 on June 30, 2002, and completed its impairment test using the income approach during the second quarter ended December 28, 2002. The test did not indicate the necessity to write-down the Company’s stated goodwill of $765,000. Therefore, the goodwill transitional impairment test did not have a material impact on the Company’s consolidated financial statements.

The net effect of adopting this accounting standard was to increase net income by $32,000 or $0.00 per basic and diluted share for the quarter ended March 30, 2002 and $96,000 or $0.01 per basic and diluted share for the nine months ended March 30, 2002. In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Comparative disclosure as if the change had been retroactively applied to the prior year is as follows (in thousands, except per share data):

	Quarter Ended March		Nine Months Ended March
	2003	2002	2003	2002
Reported net income (loss)	$306	$399	$12,859	$(22,179)
Add back: goodwill amortization, net of tax	0	32	0	96

Total	$306	$422	$12,859	$(22,083)

Basic and diluted earnings (loss) per share:
Reported net income (loss)	$0.03	$0.04	$1.33	$(2.29)
Goodwill amortization	0	0	0	0

Adjusted basic and diluted earnings (loss) per share	$0.03	$0.04	$1.33	$(2.29)

In April, 2002, the Financial Accounting Standards Board issued SFAS No. 145. The purpose of this statement is to rescind previously issued SFAS No. 4, 44, and 64, and to amend SFAS No. 13. Statement No. 4 and 64 relate to reporting gains and losses from extinguishment of debt. Statement No. 44 concerned accounting of intangible assets of motor carriers, and Statement No. 13, “Accounting for Leases” was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions related to Statement 13 are effective for transactions occurring after May 15, 2002, and the remaining provisions of the statement are effective for fiscal years beginning after May 15, 2002. The Company adopted this new statement after issuance in April 2002; however, there were no lease transactions during the period between May 15, 2002 and June 29, 2002 that would be covered under the provisions of the statement. This new statement, in its entirety, is in effect for the Company’s fiscal year beginning June 30, 2002. Adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”, was issued in June 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on June 30, 2002 for exit or disposal activities initiated after December 31, 2002. Adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. This Statement improves the prominence and clarity of the pro forma disclosures required by Statement 123 by prescribing a specific tabular format and by requiring disclosure in the interim financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for all contracts created or modified after June 30, 2003. The Company does not believe that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation (FIN) No. 45, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantees. It also requires disclosure in interim and annual financial statements of its obligations under certain guarantees it has issued. The initial recognition and measurement provisions of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. Adoption of FIN No. 45 did not have a material effect on the Company’s consolidated financial statements.

2. INVENTORIES

	March 29, 2003	June 29, 2002
	(in thousands)
Finished goods	$8,890	$8,323
Work-in-process	2,086	2,002
Raw materials and supplies	14,395	12,835
Reserve for obsolescence	(3,568)	(4,765)

	$21,803	$18,395

3. LONG-TERM OBLIGATIONS

On August 22, 2001, the Company obtained a new revolving credit facility with CIT Group/Business Credit, Inc. for up to $25 million. The new revolving loan is secured by certain assets of the Company. The agreement specifies four different levels of margin to be added to the prime rate between 0.25% and 1.00% depending on certain financial covenants calculated by the Company. For the first year of the financing agreement with CIT, a margin of 0.75% was added to the prime rate. The prime rate is based on the JP Morgan Chase prime rate. The margin applicable at March 29, 2003 was 0.50%. The full rate of interest as of March 29, 2003 was 4.75%. On November 19, 2002 a third amendment to the financing agreement was signed. The amendment contains financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. The amendment also extended the term of the agreement by one year. The agreement was effective on August 24, 2001, (the closing date of the agreement) and will now terminate on August 23, 2005. As of March 29, 2003, the Company was in compliance with all loan covenants. At March 29, 2003, the outstanding revolving credit balance was $7,528,000 compared to $6,475,000 at fiscal year end June 29, 2002.

4. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	March 29, 2003	March 30, 2002
	(in thousands)
Interest payments	$564	$959
Income tax payments, net of refunds	250	173

As of March 29, 2003, and June 29, 2002, the Company’s cash balances included restricted cash of $580,463 and $279,827, respectively. The $580,463 includes two amounts; $460,055 is a deposit required by the state of Washington for self-insurers that would cover the Company’s maximum calculated workers’ compensation liability in the event of default by the Company. This calculated liability was previously covered by a bond, which was secured through an insurance company; however, when the bond matured during the second quarter of fiscal 2003, insurance companies were no longer willing to write workers’ compensation bonds. The remaining $120,408 is the amount of uncollected funds in the Company’s depository account as of March 29, 2003. Such funds are considered restricted, because they cannot be used for any other purpose than to decrease the Company’s revolving debt.

5. INCOME TAXES

The income tax provision for the third quarter of fiscal year 2003 was $14,000 versus an income tax provision of $82,000 for the third fiscal quarter of the prior year. The provision for the nine months of fiscal years 2003 and 2002 were $368,000 and $5,315,000, respectively. The provisions for the third quarter of fiscal 2003 is the result of provisions on the earnings of foreign subsidiaries less a tax refund of $37,000 for recovery of domestic taxes in a prior year. In addition, the foreign provisions were less than normal due also to tax refunds for previous overpayments of tax. The provision for the nine months of fiscal year 2003 is the result of provisions on the earnings of foreign subsidiaries less the $37,000 refund discussed above. The provision for the 2002 periods was the result of provisions on the earnings of foreign subsidiaries and the elimination of the Company’s net deferred tax assets in the amount of $4,951,000. A valuation allowance was recorded equal to the deferred tax assets as a result of the large financial loss during 2002, which increased the Company’s net operating loss carry-forwards. Financial Accounting Standard No. 109 requires that management assess the sources of future taxable income, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance was increased to the full value of the deferred tax assets. The Company’s tax loss carry-forwards begin expiring in 2006.

6. EARNINGS PER SHARE

Basic EPS is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding during the period. Total weighted average shares outstanding for the quarters ended March 29, 2003 and March 30, 2002 were 9,672,580 respectively. The number of stock options outstanding for the fiscal 2003 and 2002 periods were 2,154,000 and 2,083,000 respectively.

7. STOCK OPTIONS

The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN No. 44). Accordingly, no compensation is recognized for employee or director stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at date of grant. If the exercise price is less than the market value at the date of grant, the difference is recognized as deferred compensation expense, which is amortized over the vesting period of the options. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” under the fair value based method.

For purposes of disclosure under SFAS No. 123 and 148, the following is the pro forma effect of the options had they been recorded under the fair value based method (in thousands, except per share info):

	Quarters Ended		Nine Months Ended
	March 29 2003	March 30 2002	March 29 2003	March 30 2002
Net income (loss), as reported	$306	$399	$12,859	$(22,179)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based Employee compensation expense determined under fair value based method for all awards, net of related tax effects	(68)	(70)	(205)	(214)

Pro forma net income (loss)	$238	$329	$12,654	$(22,393)

Earnings per share:
Basic and diluted – as reported	$0.03	$0.04	$1.33	$(2.29)

Basic and diluted – pro forma	$0.02	$0.03	$1.31	$(2.32)

8. COMMITMENTS AND CONTINGENCIES

The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $73,000 at March 29, 2003.

The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These agreements expire at various dates during the next nine years.

The Company provides warranties on certain product sales and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or to replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.

Components of the reserve for warranty costs during the three months and nine months ended March 29, 2003 and the year ended June 29, 2002 were as follows (in thousands):

Balance at July 1, 2001	$326,545
Additions related to current period sales	215,101
Warranty costs incurred in the current period	(247,376)
Adjustments to accruals related to prior period sales
Balance at June 29, 2002	294,270
Additions related to current period sales	60,000
Warranty costs incurred in the current period	(230,315)
Adjustments to accruals related to prior period sales
Balance at March 29, 2003	$123,955

Litigation Settlement: On December 20, 2001, a jury in Seattle federal court rendered a verdict in the case of F&G Scrolling Mouse, LLC, Fernando Falcon and Federico Gilligan v. Microsoft Corporation, Honeywell, Inc., and Key Tronic Corporation, United States District Court for the Western District of Washington, Case No. C99-995C (the “litigation”) finding that Key Tronic misappropriated trade secrets and breached a confidentiality agreement with Plaintiffs. The jury awarded damages to the Plaintiffs in the amount of $16.5 million. The judgment against the Company was subsequently increased to approximately $19.2 million through an award of pre-judgment interest. On October 24, 2002, the Company reached a settlement of the litigation with the Plaintiffs (hereafter called “F&G”). Under the terms of the settlement, the Company has agreed to pay F&G a total of $7.0 million. The Company was required to make an initial payment to F&G of $2.5 million, as well as make quarterly payments to F&G of $200,000 or 50% of Key Tronic’s operating income, whichever is greater, until the total payment of $7.0 million has been made, provided the total payment is completed by December 15, 2005. During the first nine months of fiscal year 2003, the Company made payments to F&G totaling approximately $3.0 million.

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

Reported earnings for the nine months ended March 29, 2003, include a one-time benefit of $12.2 million ($1.26 per share) for reversal of previously recorded litigation expense.

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

CAPITAL RESOURCES AND LIQUIDITY

Operating activities provided $0.1 million of cash during the first nine months of fiscal year 2003 versus $0.7 million used in operating activities during the same period of the prior year. The $0.1 million in cash provided by operating activities in the first nine months of fiscal year 2003 was primarily due to two term loans extended to the Company by CIT for the purchase of equipment. Other significant changes affecting cash from operations for the first nine months of fiscal 2003 were a reduction in accounts payable to vendors, and an increase in inventory offset by a decrease in accounts receivable due to slower sales during the current fiscal year. Also contributing to the use of cash in operating activities was the $3.0 million paid to F&G Scrolling Mouse through the first nine months of fiscal year 2003.

During the first nine months of fiscal year 2003, the Company spent $1.4 million versus $1.0 million in capital additions in the same period in the previous fiscal year. The increase was due primarily to the purchase of new production equipment in the Las Cruces, New Mexico facility. The Company anticipates capital expenditures of approximately $0.6 million through the remainder of the current fiscal year ending June 28, 2003. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS, pages 14-15. Capital expenditures are expected to be financed with internally generated funds.

On August 22, 2001, the Company obtained a new revolving credit facility with CIT Group/Business Credit, Inc. for up to $25 million. The new revolving loan is secured by certain assets of the Company. The agreement specifies four different levels of margin to be added to the prime rate between 0.25% and 1.00% depending on certain financial covenants calculated by the Company. For the first year of the financing agreement with CIT, a margin of 0.75% was added to the prime rate. The prime rate is based on the JP Morgan Chase prime rate. The margin applicable at March 29, 2003 was 0.50%. The full rate of interest as of March 29, 2003 was 4.75%. On November 19, 2002 a third amendment to the financing agreement was signed. The amendment contains financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. The amendment also extended the term of the agreement by one year. The agreement was effective on August 24, 2001, (the closing date of the agreement) and will now terminate on August 23, 2005. As of March 29, 2003, the Company was in compliance with all loan covenants. At March 29, 2003, the outstanding revolving credit balance was $7,528,000 compared to $6,475,000 at fiscal year end June 29, 2002.

Other than its revolving credit facility and normal operating accounts payable, at March 29, 2003, the Company has a $4.2 million litigation settlement obligation, and operating lease commitments of approximately $360,000 per month for the remainder of the 2003 fiscal year. The Company believes that funds available under the revolving credit facility and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s major market risk relates to its secured debt. The term and revolving debt is secured by substantially all of the company’s assets. The interest rates applicable to the Company’s revolving loan fluctuate with the JP Morgan Chase Bank prime rate.

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

RESULTS OF OPERATIONS

Net income for the third quarter ended March 29, 2003 was $0.3 million or $.03 per share compared with a net income of $0.4 million or $.04 per share for the third quarter of the previous year. For the nine months ended March 29, 2003, net income was $12.9 million or $1.33 per share compared with a net loss of $22.1 million or ($2.29) per share for the same period of the prior year. Both of the nine month ended periods were significantly affected by litigation (see Note 7). During the nine months ended March 30, 2002, the Company recorded a $17.0 million loss on this litigation judgment. During the nine months ended March 29, 2003, the Company recorded a $12.2 million reversal of this loss as the case was settled.

NET SALES

Net sales for the third quarter ended March 29, 2003 were $30.6 million compared to $46.5 million for the third quarter of the previous year. For the nine months ended March 29, 2003, sales were $95.2 million compared to $131.7 million for the same period of the previous year. The decrease in revenue for the second quarter and nine months ended March 29, 2003 was due to decreased shipments to some of the Company’s larger customers for a variety of reasons. In the previous fiscal year, the Company’s largest customer began marketing a new product that required a ramp-up to fill sales channels. In the current fiscal year, sales to this customer matches their sell-through to the end user versus the ramp-up for market penetration in fiscal year 2002. Other contributing factors during the third quarter of fiscal year 2003 were some end-of-life customer programs and poor economic conditions in general. The F&G lawsuit, which was settled during the second quarter of fiscal 2003, also affected the Company’s sales during the first nine months of the year, because the Company was unable to secure new business while the judgment was pending.

EMS revenue accounted for 87.2% of total revenue in the third quarter of fiscal year 2003 versus 89.8% of total revenue in the third quarter of fiscal year 2002. For the nine months ended March 29, 2003, EMS revenue accounted for 87.1% of total revenue versus 89.0% of total revenue for the same time period of the prior fiscal year.

As a percentage of sales, keyboard revenue was 12.5% for the third quarter of fiscal year 2003 compared to 10.2% in the third quarter of fiscal year 2002. For the nine months ended March 29, 2003, keyboard revenue was 12.6% and 11.0% for the same period of the prior year.

COST OF SALES

Cost of sales was 87.7% of revenue in the third quarter of fiscal year 2003, compared to 90.8% for the third quarter of fiscal year 2002. Cost of sales was 88.7% of revenue for the nine months ended March 29, 2003 compared to 91.4% for the same period of the prior year. As a percentage of sales, cost of sales for the third quarter and nine months ended March 29, 2003 declined primarily due to improvements in operating efficiencies and lower material costs.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering (RD&E) expenses were $0.7 million in the third quarter of fiscal year 2003 and $0.6 million for the same period of fiscal year 2002. As a percentage of sales, RD&E expenditures were 2.4% in the third quarter of fiscal year 2003, compared to 1.3% for the same period of the prior year. RD&E expenses were $2.2 million for the nine months ended March 29, 2003, compared to $1.9 million for the same period of the prior year. As a percentage of sales, RD&E expenditures were 2.3% of the current nine month period versus 1.4% for the same period of the prior fiscal year. The increase in RD&E expenses was due primarily to reinstated employee wages and merit increases that were previously under a 10% pay reduction and merit freeze in the prior fiscal year.

SELLING EXPENSES

Selling expenses were $0.6 million in the third quarter of fiscal year 2003 compared to $0.7 million in the third quarter of fiscal year 2002. Selling expenses as a percentage of revenue for the third quarter of 2003 were 2.1% compared to 1.5% for the third quarter of fiscal year 2002. For the nine months ended March 29, 2003, selling expenses were $1.6 million compared to $2.2 million for the same period of the prior year. As a percentage of revenue for the current nine month period, selling expenses were 1.6% for both fiscal year 2003 and fiscal year 2002. The decrease in selling expenses for the nine months ended March 29, 2003 was due to a reduction in promotional programs and marketing expenses related to keyboard sales.

GENERAL AND ADMINISTRATIVE

General and administrative (G&A) expenses for the third quarter of fiscal year 2003 were $1.8 million and $2.2 million in the third quarter of fiscal 2002. As a percentage of revenue, G&A expenses were 5.9% in the third quarter of fiscal year 2003 and 4.8% in the third quarter of fiscal year 2002. For the nine months ended March 29, 2003, G&A expenses were $5.4 million compared to $6.4 million for the same period of the prior year. As a percentage of revenue G&A expenses for the first nine months of fiscal 2003 were 5.7% versus 4.9% for the same period of the prior year. The lower G&A expenses were due to a year over year decline in legal costs and the adoption of FASB No. 142 which ceases further amortization of goodwill. Also contributing to the reduction of G&A expenses was a staffing reduction in the Company’s Ireland facility.

INTEREST

Interest expense was $262,000 in the third quarter of fiscal 2003 compared to $400,000 for the third quarter of fiscal year 2002 and $759,000 in the first nine months of fiscal 2003 compared to $1,094,000 in fiscal 2002. This decrease resulted from overall lower debt outstanding and reduced interest rates during the 2003 periods.

INCOME TAXES

The income tax provision for the third quarter of fiscal year 2003 was $14,000 versus an income tax provision of $82,000 for the third fiscal quarter of the prior year. The provision for the nine months of fiscal years 2003 and 2002 were $368,000 and $5,315,000, respectively. The provisions for the third quarter of fiscal 2003 is the result of provisions on the earnings of foreign subsidiaries less a tax refund of $37,000 for recovery payment of domestic taxes in a prior year. In addition, the foreign provisions were less than normal due also to tax refunds for previous overpayments of tax. The provision for the nine months of fiscal year 2003 is the result of provisions on the earnings of foreign subsidiaries less the $37,000 refund discussed above. The provision for the 2002 periods was the result of provisions on the earnings of foreign subsidiaries and the elimination of the Company’s net deferred tax assets in the amount of $4,951,000. A valuation allowance was recorded equal to the deferred tax assets as a result of the large financial loss during 2002, which increased the Company’s net operating loss carry-forwards. Financial Accounting Standard No. 109 requires that management assess the sources of future taxable income, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance was increased to the full value of the deferred tax assets. The Company’s tax loss carry-forwards begin expiring in 2006.

BACKLOG

The Company’s backlog at the end of third quarter of fiscal year 2003 was $30.4 million compared to $27.0 million at June 29, 2002 and $36.7 million at the end of the third quarter of fiscal year 2002. Order backlog consists of purchase orders received for products expected to be shipped within the next fiscal year although shipment dates are subject to change due to design modifications or other customer requirements. Order backlog should not be considered an accurate measure of future sales.

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

Dilution and Stock Price Volatility As of March 29, 2003, there were outstanding options for the purchase of approximately 2,154,000 shares of common stock of the Company (Common Stock), of which options for approximately 1,801,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts’ earnings estimates, or to factors relating to the EMS and computer industries or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s major market risk relates to its secured debt. The term and revolving debt is secured substantially by all of the Company’s assets. The interest rates applicable to the Company’s revolving loan fluctuate with the JP Morgan Chase Bank prime rate. As of April 25, 2003, the JP Morgan Chase Bank prime rate was 4.25%.

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

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(1) 99.1 certifications

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/s/ JACK W. OEHLKE	May 13, 2003
Jack W. Oehlke (Director, President and Chief Executive Officer)	Date:

/s/ RONALD F. KLAWITTER	May 13, 2003
Ronald F. Klawitter (Principal Financial Officer Principal Accounting Officer)	Date:

CERTIFICATION

I, Jack W. Oehlke, President and Chief Executive Officer of Key Tronic Corporation, certify that:

1.	I have reviewed this quarterly report on form 10-Q of Key Tronic Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003	/s/ JACK W. OEHLKE
Jack W. Oehlke President and Chief Executive Officer

CERTIFICATION

I, Ronald F. Klawitter, Chief Financial Officer of Key Tronic Corporation, certify that:

1.	I have reviewed this quarterly report on form 10-Q of Key Tronic Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003	/s/ RONALD F. KLAWITTER
Ronald F. Klawitter Executive Vice President of Administration, Chief Financial Officer and Treasurer