Form 10-K
period 2003-06-28
KEY TRONIC CORP
filed 2003-09-19
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report

Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the Fiscal Year Ended June 28, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $10,470,911 as of December 28, 2002.

The number of shares of Common Stock of the Registrant outstanding as of August 29, 2003 was 9,672,580 shares.

The Exhibit Index is located at pages 38 - 39.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the extent specified herein:

Document Description

Proxy Statement dated September 19, 2003	10-K Part III

KEY TRONIC CORPORATION

2003 FORM 10-K

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

Key Tronic Corporation (dba KeyTronicEMS), a Washington corporation organized in 1969, and its subsidiaries (hereinafter collectively called the “Company” or “Key Tronic” unless the context otherwise requires) are principally engaged in electronic manufacturing services (EMS) for original equipment manufacturers (OEMs). The Company also manufactures keyboards for personal computers, terminals, and workstations primarily in standard layouts that can be sold directly from inventory on hand.

BACKGROUND

Historically, Key Tronic was a manufacturer of only electronic keyboards, but about five years ago, after assessing its strengths and capabilities, the Company’s focus was shifted to electronic manufacturing services (EMS). Presently, Key Tronic is known as an independent provider of a mix of EMS services for OEMs. The Company’s manufacturing capabilities include tool making, precision molding, prototype design, liquid plastic injection molding, printed circuit board assembly (both through-hole and surface-mount), and full box build.

Operations are currently conducted in facilities in the United States, China, Ireland and Mexico. This global production capability provides customers with benefits of improved supply-chain management, reduced inventory, lower transportation costs and reduced product fulfillment time.

The EMS industry is comprised of companies that provide a range of manufacturing services for OEMs. The EMS industry has experienced rapid growth over the past several years as more OEMs shift to external manufacturing, and it is expected to continue in this growth pattern for several years.

CUSTOMERS AND MARKETING

OEM MARKETS

The Company provides manufacturing services for outsourced OEM products. Key Tronic is capable of providing a mix of EMS services including product design, tool making, precision molding, prototype design, liquid plastic injection molding, printed circuit board assembly, full box builds, and printing screened silver flexible circuit membranes. The percentage of revenues from EMS services for the fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001 were 88.6%, 89.4%, and 76.2%, respectively. Sales of such products are generally not seasonal in nature.

Clorox accounted for 31% of consolidated revenue in fiscal year 2003 compared to 39% in fiscal year 2002. Hewlett Packard accounted for approximately 8%, 10%, and 39% of the Company’s consolidated revenues in fiscal years 2003, 2002, and 2001, respectively. Lexmark accounted for 8%, 13%, and 27% of consolidated revenues in fiscal years 2003, 2002, and 2001, respectively. No other customers accounted for 10% or more of consolidated revenues in the three fiscal years presented. In the fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001, the five largest customers, including Clorox, Hewlett Packard, and Lexmark, accounted for 63%, 76%, and 81% of total sales, respectively.

Although keyboard manufacturing is still included in the Company’s product offerings, annual sales continue to decline. During the fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001, the Company realized revenues of approximately $14.6 million, $18.3 million, and $38.6 million, respectively, from the sale of keyboards representing approximately 11.1%, 10.4%, and 23.3% of consolidated revenues. The keyboard market has continued to trend toward standard keyboard layouts. In order to accommodate the demand for standard products, the Company maintains a purchase-from-stock program. The most popular standard layouts are built and stocked for immediate availability. These products serve as enhancements to or replacements for the original system-supplied keyboards. Keyboard sales can increase somewhat during the last half of each calendar year in conjunction with the holiday season, but generally sales of these products are not seasonal in nature.

The Company markets its products and services primarily through its direct sales organization aided by strategically located field sales people and distributors. Although the Company established relationships with several independent sales organizations to assist in marketing the Company’s EMS product lines in the U.S., commissions earned and paid during fiscal year 2003 were insignificant.

MANUFACTURING

Since inception, the Company has made substantial investments in developing and expanding its now extensive capital equipment base to achieve selective vertical integration in its manufacturing processes. The Company designs and develops tooling for injection molding machines and manufactures the majority of plastic parts used in the products it manufactures. Additionally, the Company has invested in equipment to produce printed screened silver flexible circuit membranes.

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

The Company purchases materials and components for its products from many different suppliers both domestic and international. Key Tronic develops close working relationships with its suppliers, many of whom have been supplying products to the Company for several years.

FOREIGN MARKETS

Information concerning geographic areas for the years ended June 28, 2003, June 29, 2002, and June 30, 2001 is summarized in the following table.

(in thousands)	Domestic Exports	U.S. Operations	Mexico Operations	Europe Operations	Far East Operations	Eliminations	Consolidated
2003
Net sales:
Unaffiliated customers	$11,940	$114,674	$—	$4,280	$—	$—	$130,894
Affiliates	$2,248	$—	$27,864	$18	$17,232	$(47,362)	$—

Total	$14,188	$114,674	$27,864	$4,298	$17,232	$(47,362)	$130,894

Income (loss) before income taxes	$—	$11,110	$2,304	$(21)	$716	$(100)	$14,009

Total assets	$—	$46,439	$8,533	$3,134	$6,806	$(5,787)	$59,125

(in thousands)	Domestic Exports	U.S. Operations	Mexico Operations	Europe Operations	Far East Operations	Eliminations	Consolidated
2002
Net sales:
Unaffiliated customers	$26,888	$143,324	$—	$5,291	$88	$—	$175,591
Affiliates	$—	$3,187	$40,438	$(60)	$19,037	$(62,602)	$—

Total	$26,888	$146,511	$40,438	$5,231	$19,125	$(62,602)	$175,591

Income (loss) before income taxes	$—	$(22,242)	$2,023	$(885)	$948	$210	$(19,946)

Total assets	$—	$38,940	$14,658	$3,161	$9,511	$(8,831)	$57,439

2001
Net sales:
Unaffiliated customers	$77,842	$76,950	$—	$9,617	$1,456	$—	$165,865
Affiliates	$—	$6,355	$41,829	$12	$22,312	$(70,508)	$—

Total	$77,842	$83,305	$41,829	$9,629	$23,768	$(70,508)	$165,865

Income (loss) before income taxes	$—	$(14,714)	$2,955	$(978)	$1,865	$142	$(10,730)

Total assets	$—	$68,394	$20,703	$5,879	$8,056	$(28,661)	$74,371

Foreign sales from worldwide operations, including domestic exports, were $16.2 million in fiscal year 2003 compared to $32.3 million and $88.9 million in fiscal years 2002 and 2001, respectively. Foreign sales were 12.4% of net sales in fiscal 2003 compared to 18.4% and 53.6% in fiscal years 2002 and 2001, respectively. The decrease in foreign sales for fiscal year 2003 is primarily the result of declining sales to the foreign subsidiaries of one EMS customer. Sales from Key Tronic Europe, Ltd. represented approximately 3.3% of consolidated sales to external customers in fiscal year 2003 compared to 3.0% and 5.8% in fiscal years 2002 and 2001, respectively. Although the Company hopes to expand its EMS business to include the European market, sales within Europe at the present time are primarily for electronic keyboards. Key Tronic Computer Peripheral Co., Ltd., the Company’s subsidiary in Shanghai, China, did not have any local sales in fiscal year 2003. In fiscal years 2002 and 2001, local sales from this subsidiary were $88,000 and $1.5 million, respectively. The decrease in sales to local Chinese customers is also the result of lower purchases from the same EMS customer as previously discussed.

For additional financial information about foreign operations, see Note 9 to the Consolidated Financial Statements.

BACKLOG

At August 2, 2003, the Company had an order backlog of approximately $34.9 million. This compares with a backlog of approximately $24.6 million at August 3, 2002. Order backlog is not necessarily indicative of future sales. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next fiscal year, although shipment dates are subject to change due to design modifications or other customer requirements.

RESEARCH, DEVELOPMENT, AND ENGINEERING

The Company’s research, development, and engineering expenses (RD&E) were $2.9 million, $2.6 million, and $2.7 million in fiscal years 2003, 2002, and 2001, respectively. Research, development and engineering expenses as a percentage of sales were 2.2%, 1.5%, and 1.6% in fiscal years 2003, 2002, and 2001, respectively. The slight increase in RD&E expenses in fiscal year 2003 was due primarily to reinstated employee wages and merit increases that were under a 10% pay reduction in fiscal year 2002, and a reduction in rebillable engineering services.

COMPETITION

The Company believes that its principal competitors in the EMS market are divided into three tiers, the first tier includes such companies as Solectron, Celestica and Flextronics. The second tier has several companies with smaller market capitalization such as Plexus, Pemstar and Suntron. The Company believes they are positioned in the third tier, which includes SMTC, Nortech, and IEC Electronics. The principal methods of competition are price, quality, and the range of services offered.

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

EMPLOYEES

As of June 28, 2003, the Company had approximately 2,687 employees compared to 1,995 on June 29, 2002. The increase in employees is due primarily to additional production workers hired in the Company’s Juarez facility to ramp-up for more labor intensive customer programs. The Company’s employees in Ireland and Reynosa are represented by local unions. The Company has never experienced any material interruption of production due to labor disputes.

The Company’s employee benefit program includes bonus programs involving periodic payments to all employees based on quarterly or fiscal year before-tax income. The Company maintains a 401(k) plan for U.S. employees, which provides a matching company contribution on a portion of the employee’s contribution, and also provides group health, life, and disability insurance plans. The Company also maintains stock option plans for certain employees and outside directors.

Item 2.	PROPERTIES

The Company has manufacturing and sales operations located in the United States, Mexico, China, and Ireland. The table below lists the locations and square feet for the Company’s operations as of June 28, 2003:

Location	Approx. Sq. Ft.	Type of Interest (Leased/Owned)	Description of Use
Spokane (1)	49,400	Leased	Research and Administration
Spokane	96,000	Leased	Manufacturing
Las Cruces, New Mexico	45,000	Owned	Manufacturing
El Paso, Texas	80,000	Leased	Shipping and warehousing

Total USA	270,400

Juarez, Mexico	165,000	Owned	Manufacturing
Juarez, Mexico	49,411	Leased	Manufacturing and warehousing
Reynosa, Mexico	140,000	Leased	Manufacturing

Total Mexico	354,411

Shanghai, China (2)	63,000	Leased	Manufacturing

Total China	63,000

Dundalk, Ireland	3,500	Leased	Offices

Total Ireland	3,500

Grand Total	691,311

(1)	On December 27, 2000, the Company sold two contiguous parcels of land and its corporate headquarters building in Spokane to Royal Hills Associates L.L.C. (RHA) for approximately $6 million in cash. In connection with the sale, the Company entered into a 10-year lease agreement with RHA for one floor of the two-story building, which the Company continues to occupy as its headquarters. The Company’s monthly rent payment is $30,875 plus allocated expenses.
(2)	The Company began an assembly operation in Shanghai, China in fiscal year 1999. During fiscal year 2003, the leased space was increased from 36,000 sq. ft. to 63,000 sq. ft. to accommodate a new surface mount technology (SMT) line for automated circuit board production.

On February 21, 2002, the Company sold real estate, which it owned in Cheney, Washington for $1,705,628 and recorded a gain of $84,000.

The Company considers the productive capacity of its current facilities sufficient to carry on the Company’s business.

Item 3.	LEGAL PROCEEDINGS

On December 20, 2001, a jury in Seattle federal court rendered a verdict in the case of F&G Scrolling Mouse, LLC, Fernando Falcon and Federico Gilligan v. Microsoft Corporation, Honeywell, Inc., and Key Tronic Corporation, United States District Court for the Western District of Washington, Case No. C99-995C (the “litigation”) finding that Key Tronic misappropriated trade secrets and breached a confidentiality agreement with Plaintiffs. The jury awarded damages to the Plaintiffs in the amount of $16.5 million. The judgment against the Company was subsequently increased to approximately $19.2 million through an award of pre-judgment interest. On October 24, 2002, the Company reached a settlement of the litigation with the Plaintiffs (hereafter called “F&G”). Under the terms of the settlement, the Company has agreed to pay F&G a total of $7.0 million. The Company was required to make an initial payment to F&G of $2.5 million, as well as make quarterly payments to F&G of $200,000 or 50% of Key Tronic’s operating income, whichever is greater, until the total payment of $7.0 million has been made, provided the total payment is completed by December 15, 2005. During fiscal year 2003, the Company made payments to F&G totaling approximately $3.3 million.

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

Reported earnings for the year ended June 28, 2003, include a one-time benefit of $12.2 million ($1.26 per share) for reversal of previously recorded litigation accrual.

Also see Note 8 to the Consolidated Financial Statements.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5:	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

Key Tronic Corporation’s common stock is traded on the NASDAQ National Market System under the symbol KTCC. Quarterly high and low closing sales prices for Key Tronic common stock for fiscal years 2003 and 2002 were as follows:

	2003		2002
	High	Low	High	Low
First Quarter	$1.200	$0.280	$2.650	$1.420
Second Quarter	1.450	0.300	2.900	1.200
Third Quarter	1.400	1.050	1.570	0.950
Fourth Quarter	2.850	1.050	2.060	0.680

High and low stock prices are based on the daily closing price reported by the NASDAQ National Market System. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.

HOLDERS AND DIVIDENDS

As of June 28, 2003, the Company had 1,405 shareholders of record. The Company’s current financing agreement contains a covenant that prohibits the declaration or payment of dividends (see Note 4 to Consolidated Financial Statements). The Company has never paid a cash dividend and does not anticipate payment of dividends on its Common Stock in the foreseeable future.

Item 6:	SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this Form 10-K.

KEY TRONIC TEN-YEAR FINANCIAL HIGHLIGHTS

(Dollars in millions, except share amounts)

Fiscal Years Ended	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994
Net sales	$130.9	$175.6	$165.9	$164.4	$178.3	$170.1	$184.9	$201.0	$207.5	$159.4
Operating income (loss)	2.6	1.2	(9.5)	(3.5)	5.2	1.2	1.9	0.2	9.8	(8.3)
Net income (loss)	13.4	(25.4)	(11.4)	(5.3)	3.0	(0.9)	0.3	(1.8)	4.4	(1.1)
Net income (loss) per share	1.39	(2.62)	(1.18)	(.55)	0.32	(0.09)	0.03	(0.22)	0.53	(0.13)
Depreciation/amortization	2.9	4.4	5.9	6.3	6.9	9.6	8.9	10.0	8.9	8.6
Total assets	59.1	57.4	74.4	95.8	101.0	97.0	100.2	93.5	115.1	101.9
Net working capital	21.8	22.3	22.9	37.1	41.8	34.6	38.5	28.0	37.7	28.5
Long-term liabilities	13.6	26.8	9.4	17.6	20.6	22.9	27.0	17.3	28.5	26.6
Shareholders’ equity	23.1	9.7	35.3	46.6	51.9	48.8	49.8	49.5	51.3	44.5
Book value per share	2.39	1.00	3.65	4.83	5.39	5.06	5.18	5.80	6.06	5.38
Cash dividends per share	0	0	0	0	0	0	0	0	0	0
Number of shares outstanding at year end (thousands)	9,673	9,673	9,673	9,641	9,631	9,631	9,611	8,534	8,456	8,271
Number of employees at year end	2,687	1,995	2,151	1,926	1,951	2,721	2,429	2,824	2,925	2,163

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Revenue Recognition: The Company recognizes revenue primarily when products are shipped. Staff Accounting Bulletin 101 states that revenue generally is realized or realizable and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists

•	Delivery has occurred or services have been rendered

•	The seller’s price to the buyer is fixed or determinable

•	Collectibility is reasonably assured

The Company believes that it meets the above criteria for the following reasons:

•	Customer purchase orders confirming the price and shipping terms are required prior to shipment.

•	The terms of the Company’s sales are generally FOB shipping point, meaning that the customer takes ownership of the goods and assumes the risk of loss when the goods leave the Company’s premises.

•	The seller’s price to the buyer is fixed or determinable—as noted, we require a customer purchase order, which confirms the price and shipping terms.

•	Collectibility is reasonably assured—the credit terms for customers are pre-established so that collection of the account can be reasonably assured.

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

Allowance for Doubtful Accounts: The Company values its accounts receivable net of an allowance for doubtful accounts. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future, and the amount of this allowance is disclosed in the Company’s Consolidated Balance Sheet. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of the Company’s customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, the Company could incur additional and possibly material expenses that would negatively impact earnings.

Accrued Warranty: An accrual is made for expected warranty costs, with the related expense recognized in cost of good sold. Management reviews the adequacy of this accrual quarterly based on historical analysis and anticipated product returns. Over the course of the past three years, the Company’s warranty expense has decreased. The declines in warranty expense and the related accrual account are directly related to the change in the composition of the Company’s revenue from keyboards to EMS. As the Company has made the transition from manufacturing only keyboards to EMS, its exposure to warranty issues has declined significantly. The Company’s warranty period for keyboards is generally longer than that for EMS products. Also the Company does not warrant design defects for EMS customers.

RESULTS OF OPERATIONS

Fiscal year 2003: Fiscal year 2003 sales decreased 25% from fiscal year 2002. The decrease is due primarily to a slowdown in shipments to some of the Company’s larger EMS customers for a variety of reasons. Keyboard sales decreased approximately $3.7 million or 19.9%. EMS sales also decreased by $41.0 million or 26%. During fiscal years 2003 and 2002, the Company was involved in litigation that resulted in a judgment in 2002 which negatively affected the ability to acquire new business. The Company has seen an increase in new business upon the elimination of this uncertainty in 2003 and expects this trend to continue. The Company’s gross profit percentage on sales for fiscal year 2003 was 11.4%, which is an increase of 2.9% from the previous year. The increase is a result of improvements in overall operating efficiencies and lower material costs.

Fiscal year 2002: Fiscal year 2002 sales increased approximately 6% from fiscal year 2001. This increase is due primarily to sales of new EMS products offset by declines in keyboard sales. Revenue from keyboard sales decreased $20.3 million or 52.6% from fiscal 2001 while revenue from EMS sales increased $30.7 million or 24.3%. Even though keyboard sales continue to decline, the margins on these sales usually exceed those that can be realized on EMS sales, so the Company will continue to service this industry until such time that it is no longer feasible or profitable to do so. The Company’s gross profit percentage on total sales for fiscal year 2002 was 8.5%, which is an increase of 3.9% from fiscal year 2001. This increase is primarily the result of a new product line in full production during fiscal year 2002 that utilized excess operating capacity.

NET SALES

Net sales in fiscal year 2003 were $130.9 million compared to $175.6 million and $165.9 million in fiscal years 2002 and 2001, respectively. This represents an approximate decrease of 25% in fiscal year 2003. This decrease was due to decreased shipments to some of the Company’s larger customers for a variety of reasons. A key factor was a slowing of newly acquired customers until the legal judgment was settled in the second quarter of fiscal year 2003. Other main factors included end of life programs and poor economic conditions in general. EMS sales were 88.6% of total revenue in fiscal 2003 compared to 89.4% and 76.2% in fiscal years 2002 and 2001, respectively. Keyboard sales were 11.1% of sales in fiscal 2003 compared to 10.4% and 23.3% of total sales in fiscal years 2002 and 2001, respectively.

COST OF SALES

In fiscal year 2003, cost of sales was 88.6% of revenues compared to 91.5% in fiscal year 2002 and 95.4% in fiscal year 2001. The decrease in 2003 was due primarily to improvements in operating efficiencies and lower material costs. The decrease in fiscal year 2002 compared to fiscal year 2001 was due primarily to an EMS customer acquired during fiscal year 2002 that helped utilize excess capacity in the Company’s main manufacturing facility. The Company provides for warranty costs based on historical experience and anticipated product returns. The amounts charged to expense were approximately $150,000, $215,000, and $220,000 in fiscal years 2003, 2002, and 2001, respectively. The decline in warranty expense is attributable primarily to the decline in keyboard sales. The Company’s warranty period for keyboards is generally longer than that for EMS products. Also the Company does not warrant design defects for EMS customers. Cost of sales also includes shipping and handling costs of $2.0 million in fiscal year 2003 compared to $2.4 million in fiscal year 2002, and $2.0 million in fiscal year 2001. The Company’s freight costs for inbound shipments of production materials fluctuate from year to year depending on negotiated freight rates and the necessity for expedited shipping methods. The Company provides for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage. The amounts charged to expense were $.2 million, $2.2 million, and $.4 million in fiscal years 2003, 2002, and 2001, respectively.

RESEARCH, DEVELOPMENT AND ENGINEERING

The Company’s research, development and engineering (RD&E) expenses were $2.9 million, $2.6 million, and $2.7 million, in fiscal years 2003, 2002, and 2001, respectively. As a percentage of sales, these expenses were 2.2%, 1.5%, and 1.6%, respectively. In fiscal years 2003, 2002, and 2001, the Company focused most of its RD&E efforts on EMS programs. The slight increase in fiscal year 2003 compared to fiscal year 2002 and 2001 is due primarily to reinstated employee wages and merit increases that were previously under a 10% pay reduction and merit freeze in the prior fiscal year, and a reduction in rebillable engineering services in fiscal year 2003.

SELLING

Selling expenses were $2.3 million, $2.8 million, and $4.7 million in fiscal years 2003, 2002, and 2001, respectively. Selling expenses as a percentage of revenues were 1.7%, 1.6%, and 2.9%, respectively. The decreases in fiscal year 2003 compared to fiscal year 2002 were due primarily to a reduction in promotional programs and marketing expenses related to keyboard sales. The significant decrease in selling expenses for fiscal year 2002 compared to fiscal year 2001 was due to a large drop in keyboard sales. Sales of keyboards through distribution require greater promotional and marketing programs than sales of EMS products. In addition, the Company did not employ outside sales representatives for its keyboard products in fiscal year 2002, so commission expense was significantly decreased.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $7.2 million, $8.4 million and $9.6 million in fiscal years 2003, 2002, and 2001, respectively. As a percentage of sales, these expenses were 5.5% in fiscal year 2003, 4.8% in fiscal year 2002, and 5.8% in fiscal year 2001. The decrease in fiscal year 2003 was primarily due to a year over year decline in legal expenses as a result of the termination of the F&G litigation. Other contributing factors were a decreased provision for doubtful accounts, lower telephone expenses, decreased staffing in Ireland, and the adoption of SFAS 142, which ceased the amortization of goodwill. The decrease between fiscal years 2002 and 2001 was due primarily to a significant decrease in the provision for doubtful accounts and decreased compensation and fringe benefits as a result of attrition and a 10% reduction in salaries.

INTEREST EXPENSE

The Company had interest expenses of $1.0 million, $1.3 million, and $2.1 million in fiscal years 2003, 2002, and 2001, respectively. The decrease in fiscal year 2003 was due to a significant decrease in the Company’s interest rates applied to its revolving debt. The major factor in the interest rates was the decrease in bank prime rates. The decrease in interest expense for fiscal year 2002 was attributable to lower rates and lower outstanding debt.

OTHER INCOME, NET

The Company had net other income of $237,000, $358,000, and $879,000 in fiscal years 2003, 2002, and 2001, respectively. Other income in fiscal year 2003 is primarily proceeds from the sale of an equity security. The net other income for fiscal year 2002 is primarily the result of recognizing gains on the sale of two of the Company’s buildings. In February of 2002, the Company sold its real estate located in Cheney, Washington, recognizing a gain of $84,000 (Note 3). In December of 2000, the Company sold its headquarters building in Spokane, Washington, under a sale lease-back transaction. The Company did not recognize the gain on the sale of the headquarters building during the time period that it had guaranteed the rent on the second floor of the building. At the end of December 2001, the one-year of guaranteed rent payments was fulfilled, and the Company recognized a gain of $479,000 (Note 3) from the sale of this building. The difference between these gains and the reported amount of $358,000 is due to miscellaneous non-operating expenses. The other income in 2001 was primarily due to gains from the sale of fixed assets.

INCOME TAXES

The Company had income tax expense of $600,000 in fiscal year 2003 compared to $5.4 million in fiscal year 2002 and $643,000 in fiscal year 2001. The current year’s expense is primarily the result of tax provisions on the earnings of foreign subsidiaries. The large increase in income tax expense in fiscal year 2002 was due primarily to establishing a 100% valuation allowance against the Company’s net deferred tax assets after a litigation judgment was awarded to F&G Scrolling Mouse. These assets totaled $4.5 million. Prior to the award of this judgment, Key Tronic had almost $45.9 million in tax loss carry-forwards. Financial Accounting Standard No. 109 requires that management assess the sources of future taxable income, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. Because the litigation judgment was considered evidence of the Company’s possible inability to utilize the balance of the deferred tax assets, the valuation allowance was increased to the full value. The Company’s tax loss carry-forwards begin expiring in 2006. The remaining $900,000 of the Company’s income tax provision was due to income taxes on the earnings of foreign subsidiaries. The income tax expense in fiscal year 2001 was also due to income taxes on the earnings of foreign subsidiaries.

INTERNATIONAL (MEXICO, EUROPE, ASIA)

One of the Company’s Mexican subsidiaries, Key Tronic Juarez SA de CV, owns an assembly and molding facility in Juarez, Mexico. This subsidiary is primarily used to support the Company’s U.S. operations. The Company’s Mexican subsidiary, Key Tronic Reynosa SA de CV, leases a manufacturing facility in Reynosa, Mexico. This subsidiary is used exclusively to manufacture products for one EMS customer.

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

Foreign sales from worldwide operations, including domestic exports, were $16.2 million in fiscal year 2003 compared to $32.3 million and $88.9 million in fiscal years 2002 and 2001, respectively. Foreign sales were 12.4% of net sales in fiscal 2003 compared to 18.4% and 53.6% in fiscal years 2002 and 2001, respectively. Sales from Key Tronic Europe, Ltd. represented approximately 3.3% of consolidated sales to external customers in fiscal year 2003 compared to 3.0% and 5.8% in fiscal years 2002 and 2001, respectively. The decrease in foreign sales for fiscal year 2003 is primarily the result of declining sales to the foreign subsidiaries of one EMS customer and the continuing decline of keyboard sales from the Company’s subsidiary in Ireland. Although the Company hopes to expand its EMS business to include the European market, sales within Europe currently are primarily for electronic keyboards. Key Tronic Computer Peripheral Co., Ltd., the Company’s subsidiary in Shanghai, China, did not have any sales to local customers during fiscal year 2003. In fiscal years 2002 and 2001, sales to local customers were $88,000 and $1.5 million, respectively. The decrease in sales to local Chinese customers is also the result of lower purchases from the same EMS customer as previously discussed.

CAPITAL RESOURCES AND LIQUIDITY

The Company used $.5 million of cash from operating activities in fiscal year 2003 versus $.9 million and $7.5 million of cash provided by operating activities in fiscal years 2002 and 2001, respectively. The cash used in fiscal year 2003 was due primarily to a significant increase in inventory levels. The increase in inventories was from a ramp-up for new EMS programs, and from an increase in the Company’s printed circuit board business. Printed circuit board production requires higher material content than most other EMS programs currently in production. Also contributing to the use of cash was the amount paid to F&G under the settlement agreement signed during fiscal year 2003. Offsetting the uses in cash was a reduction in accounts receivable due to reduced sales in fiscal year 2003. The decrease in cash provided by operating activities in fiscal year 2002 compared to fiscal year 2001 was due primarily to the reduction of accounts payable. The significant increase in cash provided by operating activities in fiscal year 2001 was due primarily to the collection of trade receivables. Capital expenditures were $2.1 million, $1.1 million, and $.7 million in fiscal years 2003, 2002, and 2001, respectively. The increase in capital expenditures for fiscal year 2003 was primarily due to the purchase of new production equipment in the Las Cruces, New Mexico facility. The Company’s cash position decreased by $.2 million from fiscal year 2002 to fiscal year 2003. The Company had working capital of $21.8 million at June 28, 2003 and $22.3 million at June 29, 2002.

The Company’s primary financing activity in fiscal years 2003, 2002, and 2001 was the borrowing and repayment under the Company’s debt agreements.

On August 22, 2001, the Company entered into a financing agreement with CIT Group/Business Credit, Inc. which provides a revolving credit facility up to $25 million. The new revolving loan is secured by the assets of the Company. The interest rate provisions of the agreement specify four alternative levels of margin to be added to the prime rate ranging from 0.25% to 1.00% depending on compliance with certain financial covenants. For the first year of the financing agreement with CIT, a margin of 0.75% was added to the prime rate. The prime rate is based on the JP Morgan Chase prime rate. The margin applicable at June 28, 2003 was 0.50%. The full rate of interest as of June 28, 2003 was 4.50%. On November 19, 2002 a third amendment to the financing agreement was signed. The amendment contains financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. The amendment also extended the term of the agreement by one year. The agreement became effective on August 24, 2001, and will now terminate on August 23, 2005. As of June 28, 2003, the Company was in compliance with all loan covenants. At June 28, 2003, the outstanding revolving loan balance was $9,864,000 compared to $6,475,000 at fiscal year end June 29, 2002. The increase in the loan balance was due primarily to required payments to F&G in compliance with the settlement of the legal judgment in the second quarter of fiscal 2003.

In addition to the Company’s revolving credit facility payment obligations and normal operating expenses, at June 28, 2003, the Company had a $1.1 million litigation settlement payment obligation, and operating lease commitments of approximately $270,000 per month for the remainder of the 2004 fiscal year. The Company believes that funds available under the revolving credit facility and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

Contractual Obligations

In the normal course of business, the Company enters into contracts, which obligate the Company to make payments in the future. The table below sets forth the Company’s significant future obligations by time period.

	Payments Due by Fiscal Years
Long-Term Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt	$9,864	$—	$9,864	$—	$—
Operating leases	8,640	3,225	3,263	1,049	1,103
Litigation	3,717	1,124	2,593	—	—

Total	$22,221	$4,349	$15,720	$1,049	$1,103

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

Concentration of Major Customers At present, the Company’s customer base is highly concentrated and could become even more concentrated. The Company’s largest EMS customer accounted for 31% of net sales in fiscal year 2003. This same customer accounted for 39% of sales in 2002. Three other of the Company’s EMS customers accounted for 9%, 8%, and 8% of net sales during fiscal year 2003. These same customers accounted for 10%, 13%, and 10% of net sales in fiscal year 2002 and 0%, 27%, and 39% in fiscal year 2001. There can be no assurance that the Company’s principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company’s customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company’s major customers, or the reduction, delay or cancellation of orders from such customers, could materially and adversely affect the Company’s business, operating results and financial condition.

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

Dilution and Stock Price Volatility As of June 28, 2003, there were outstanding options for the purchase of approximately 2,086,000 shares of common stock of the Company (Common Stock), of which options for approximately 1,849,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts’ earnings estimates, or to factors relating to the EMS and computer industries or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under the statement, the Company records intangible assets that are acquired individually or with a group of other assets in the financial statements at acquisition. Goodwill in each reporting unit shall be tested for impairment annually. An entity has six months from the date it initially applies Statement 142 to complete the first step of that transitional goodwill impairment test. The Company adopted SFAS No. 142 on June 30, 2002, and completed its impairment test during the second quarter ended December 28, 2002. The test did not indicate an impairment of the Company’s stated goodwill of $765,000.

The net effect of adopting this accounting standard was to eliminate amortization expense of $128,000 annually and increase net income by $0.01 per basic and diluted share for the fiscal year ended June 28, 2003. In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Comparative disclosure as if the change had been retroactively applied to the prior years is as follows (in thousands, except per share data):

	Fiscal Years Ended June
	2003	2002	2001
Reported net income (loss)	$13,409	$(25,362)	$(11,373)
Add back: goodwill amortization, net of tax	0	128	128

Total	$13,409	$(25,234)	$(11,245)

Basic and diluted earnings (loss) per share:
Reported net income (loss)	$1.39	$(2.62)	$(1.18)
Goodwill amortization	0.01		.02

Adjusted basic and diluted earnings (loss) per share	$1.39	$(2.61)	$(1.16)

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145. The purpose of this statement is to rescind previously issued SFAS No. 4, 44, and 64, and to amend SFAS No. 13. Statement No. 4 and 64 relate to reporting gains and losses from extinguishment of debt. Statement No. 44 concerned accounting for intangible assets of motor carriers, and Statement No. 13, “Accounting for Leases” was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions related to Statement 13 are effective for transactions occurring after May 15, 2002, and the remaining provisions of the statement are effective for fiscal years beginning after May 15, 2002. The Company adopted this new statement after issuance in April 2002; however, there were no lease transactions during the period between May 15, 2002 and June 29, 2002 that would be covered under the provisions of the statement. This new statement, in its entirety, is in effect for the Company’s fiscal year beginning June 30, 2002. Adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”, was issued in June 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on June 30, 2002 for exit or disposal activities initiated after December 31, 2002. Adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 on its 2003 financial statements. As the Company does not intend to adopt the fair value provisions of FAS No. 123, the Company does not believe that implementing SFAS No. 148 will have a material impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for all contracts created or modified after June 30, 2003. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the Company that has a majority of the exposure to expected losses of the variable interest entity. The Interpretation is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003. The Company does not believe the issuance of this Interpretation will have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Standard requires that certain freestanding financial instruments be classified as liabilities, including mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 is effective for financial instruments entered into or modified subsequent to May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not anticipate that the implementation of this Standard will have a material impact on its consolidated financial statements.

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s major market risk relates to its secured debt. The Company’s debt is secured substantially by all of the Company’s assets. The interest rates applicable to the Company’s revolving loan fluctuate with the JP Morgan Chase Bank prime rate. As of July 22, 2003, the JP Morgan Chase Bank prime rate was 4.00%.

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

The table below presents principal (or notional) amounts and related weighted average variable rates by fiscal year of maturity. The weighted average variable interest rates for fiscal years 2004 through 2006 are estimated based on implied forward rates in the yield curve as of June 28, 2003. These forward rates have been increased by .50% based on the financing agreement with CIT. The Company’s revolving debt could increase or decrease depending upon cash needs over the period of time that the financing agreement remains in place with CIT. The JP Morgan Chase Bank prime rate will fluctuate with the market and could go up or down depending on market conditions. The Company’s applicable margin is estimated to remain at .50% based on expected performance over the course of the next two fiscal years.

	Fiscal Years				Fair Value June 28, 2003
(In thousands)	2004	2005	2006	Total
Interest rate risk:
Secured revolving debt			$9,864	$9,864	$9,864
Average interest rate	4.50%	4.50%	4.50%

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Certified Public Accountants

The Board of Directors and Shareholders

Key Tronic Corporation

Spokane, Washington

We have audited the accompanying consolidated balance sheet of Key Tronic Corporation and subsidiaries (the Company) as of June 28, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Tronic Corporation and subsidiaries at June 28, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for goodwill in fiscal 2003.

/s/ BDO Seidman, LLP

August 14, 2003
Spokane, Washington

To the Shareholders and Board of Directors of Key Tronic Corporation:

We have audited the accompanying consolidated balance sheet of Key Tronic Corporation and subsidiaries (the Company) as of June 29, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended June 29, 2002, and June 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Key Tronic Corporation and subsidiaries at June 29, 2002, and the results of their operations and their cash flows for the years ended June 29, 2002, and June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Seattle, Washington

August 16, 2002

CONSOLIDATED BALANCE SHEETS

(In thousands)	June 28, 2003	June 29, 2002
ASSETS

Current assets:
Cash and cash equivalents	$956	$1,205
Trade receivables, less allowance for doubtful accounts of $105 and $444	17,078	20,978
Inventories	24,151	18,395
Other	2,050	2,588

Total current assets	44,235	43,166

Property, plant and equipment	86,469	85,286
Less accumulated depreciation	74,487	73,054

Total property, plant and equipment	11,982	12,232

Other assets:
Restricted cash	1,142	280
Other, net of accumulated amortization of $565 and $240	1,001	996
Goodwill	765	765

Total assets	$59,125	$57,439

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term obligations	$730	$228
Accounts payable	13,145	14,409
Accrued compensation and vacation	4,213	2,803
Litigation judgment	1,124	293
Other	3,240	3,172

Total current liabilities	22,452	20,905

Long-term liabilities:
Revolving loan	9,864	6,475
Litigation judgment	2,593	19,186
Other long-term obligations	1,096	1,162

Total long-term liabilities	13,553	26,823

Commitments and contingencies (Notes 4 and 8)

Shareholders’ equity
Common stock, no par value, authorized 25,000 shares; issued and outstanding 9,673 and 9,673 shares, respectively	38,393	38,393
Retained deficit	(15,273)	(28,682)

Total shareholders’ equity	23,120	9,711

Total liabilities and shareholders’ equity	$59,125	$57,439

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands, except per share amounts)	June 28, 2003	June 29, 2002	June 30, 2001
Net sales	$130,894	$175,591	$165,865
Cost of sales	115,936	160,606	158,309

Gross profit on sales	14,958	14,985	7,556
Operating expenses:
Research, development and engineering	2,913	2,554	2,717
Selling	2,250	2,793	4,724
General and administrative	7,183	8,414	9,599

Operating income (loss)	2,612	1,224	(9,484)
Interest expense	1,026	1,314	2,125
Litigation (settlement) judgment expense	(12,186)	20,214	—
Other income, net	(237)	(358)	(879)

Income (loss) before income taxes	14,009	(19,946)	(10,730)
Income tax provision	600	5,416	643

Net income (loss)	$13,409	$(25,362)	$(11,373)

Income (loss) per share:

Income (loss) per common share – basic and diluted	$1.39	$(2.62)	$(1.18)

Weighted average shares outstanding – basic and diluted	9,673	9,673	9,668

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income	Total
(In thousands)	Shares	Amount
Balances, July 1, 2000	9,641	$38,304	$8,053	$245	$46,602

Comprehensive income:
Net loss – 2001			$(11,373)		$(11,373)
Exercise of stock options	32	$89			$89

Balances, June 30, 2001	9,673	$38,393	$(3,320)	$245	$35,318

Comprehensive income:
Net loss – 2002			$(25,362)		$(25,362)
Other comprehensive income:
Foreign currency translation				$(245)	$(245)
Total comprehensive income					$(25,607)

Balances, June 29, 2002	9,673	$38,393	$(28,682)	$—	$9,711

Comprehensive income:
Net income – 2003			$13,409		$13,409

Balances, June 28, 2003	9,673	$38,393	$(15,273)	$—	$23,120

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	June 28, 2003	June 29, 2002	June 30, 2001
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	$13,409	$(25,362)	$(11,373)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	2,938	4,397	5,886
Provision for obsolete inventory	203	2,225	435
Provision for (recovery of) doubtful receivables	(56)	175	714
Provision for warranty	150	215	220
Litigation judgment (settlement)	(12,186)	19,479	—
(Gain) loss on sale of assets	20	(559)	(743)
Deferred income tax provision	—	12,866	4,632
Foreign currency translation	—	(245)	—
Changes in operating assets and liabilities:
Trade receivables	3,956	521	11,620
Inventories	(5,959)	(19)	1,683
Other assets	(22)	2,376	2,517
Accounts payable	(1,264)	(6,976)	(2,931)
Accrued compensation and vacation	1,410	188	312
Changes in deferred tax assets	—	(8,350)	(4,632)
Deferred sales proceeds	—	(349)	(435)
Litigation settlement	(3,576)	—	—
Other liabilities	433	337	(424)

Cash provided (used) by operating activities	(544)	919	7,481

Cash flows from investing activities:
Purchase of property and equipment	(2,128)	(1,142)	(720)
Proceeds from sale-leaseback of real estate	—	—	4,030
Increase in restricted cash	(862)	(280)	—
Proceeds from sale of property and equipment and assets held for sale	46	1,711	1,226

Cash provided (used) by investing activities	(2,944)	289	4,536)

Cash flows from financing activities:
Payment of financing costs	(150)	(504)	(50)
Proceeds from issuance of common stock	—	—	89
Repayment of long-term debt	—	—	(3,307)
Borrowing under revolving credit agreement	139,000	177,432	176,008
Repayment of revolving credit agreement	(135,611)	(179,068)	(183,633)

Cash provided (used) by financing activities	3,239	(2,140)	(10,893)

Increase (decrease) in cash and cash equivalents	(249)	(932)	1,124
Cash and cash equivalents, beginning of year	1,205	2,137	1,013

Cash and cash equivalents, end of year	$956	$1,205	$2,137

Supplemental cash flow information:
Interest payments	$763	$1,340	$2,110
Income tax payments, net of refunds	$348	$1,208	$640
Deferred sales proceeds (see Note 3)	$—	$—	$2,584

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Business

Key Tronic Corporation and subsidiaries (the Company) is engaged in electronic manufacturing services (EMS) for original equipment manufacturers (OEMs), and also manufactures keyboards and other input devices.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries in Ireland, Mexico, and China. Intercompany balances and transactions have been eliminated in consolidation. One of the Company’s subsidiaries, KT FSC was legally dissolved on September 5, 2001. Another one of the Company’s subsidiaries, Key Tronic Far East Pte Ltd, was legally dissolved on February 22, 2003. The dissolution of these subsidiaries did not have a material impact on the Company’s financial statements, since the subsidiaries had been inactive for several years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful receivables, the provision for obsolete and non-saleable inventories, the valuation allowances on deferred tax assets, valuation of goodwill, and the provision for warranty costs. Actual results could differ from those estimates.

Cash Equivalents

The Company considers investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

As of June 28, 2003, and June 29, 2002, the Company held restricted cash of approximately $1.1 million and $.3 million, respectively. The $1.1 million includes two amounts; $495,055 is a deposit required by the state of Washington for self-insurers that would cover the Company’s maximum calculated workers’ compensation liability in the event of default by the Company. This calculated liability was previously covered by a bond, which was secured through an insurance company; however, when the bond matured during the second quarter of fiscal 2003, insurance companies were no longer willing to write workers’ compensation bonds. The remaining $647,014 as of June 28, 2003 and the $279,827 as of June 29, 2002 are the amounts of funds in the Company’s bank account, which are considered restricted, because they cannot be used for any other purpose than to decrease the Company’s revolving debt.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out (FIFO) method. Inventories increased $5.8 million from June 29, 2002 to June 28, 2003 primarily due to a ramp up of inventory to support future EMS programs. The reserve to adjust inventory to market value for obsolete and non-saleable inventories was approximately $3,513,000 and $4,765,000 at June 28, 2003 and June 29, 2002, respectively. The decrease in the reserve is due to the final disposition of some of the Company’s obsolete inventory during fiscal year 2003. The Company provides for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated using straight-line methods over the expected lives of the assets. Constructed molds and dies are expensed as incurred if there is no future utility beyond one year. Capitalized molds and dies are depreciated over the expected useful lives of one to three years.

Impairment of Long-Lived Assets

The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews assets for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. Impaired assets are reported at the lower of cost or fair value. No assets were written down during the fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001.

Deferred Loan Fees

Deferred loan fees are amortized using the interest method over the term of the related loan agreement.

Accrued Warranty

An accrual is made for expected warranty costs, with the related expense recognized in cost of goods sold. Management reviews the adequacy of this accrual quarterly based on historical analyses and anticipated product returns. Accrued warranty costs at June 28, 2003 and June 29, 2002, were approximately $161,000 and $294,000, respectively.

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

Income Taxes

The Company accounts for income taxes in accordance with provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under the asset and liability method prescribed by SFAS No. 109, deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. Tax credits are accounted for as a reduction of income taxes in the year the credit originates. Determination of the unrecognized deferred tax liability on foreign subsidiary undistributed earnings is not practicable.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method. The computation assumes the proceeds from the exercise of stock options were used to repurchase common shares at the average market price during the period. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of common stock equivalent shares that would have an antidilutive effect on earnings per share.

Foreign Currency Transactions

The functional currency of the Company’s subsidiaries in Ireland, Mexico and China is the U.S. dollar. Realized foreign currency transaction gains and losses are included in general and administrative expenses. Prior to 2001, assets and liabilities of the Company’s subsidiary in Ireland had been translated to U.S. dollars at year-end exchange rates. Revenues and expenses had been translated at average exchange rates. Translation gains and losses had been included in a separate component of shareholders’ equity. The foreign currency translation adjustment of $245,000 as of June 30, 2001, which was included in other comprehensive income, was written off in fiscal year 2002 as a result of the disposal of the majority of the assets of the subsidiary in Ireland.

Fair Value of Financial Instruments

The carrying values reflected in the balance sheets at June 28, 2003 and June 29, 2002, reasonably approximate their fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is estimated to be $9.9 million and $6.5 million, respectively, as of June 28, 2003 and June 29, 2002, which approximates the carrying values of $9,864,000 as of June 28, 2003 and $6,475,000 as of June 29, 2002.

Stock-based Compensation

The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25 “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, compensation expense is recognized only if the option price is less than the quoted market price of the Company’s stock at the date of the option grant. Under SFAS No. 123 “Accounting for Stock Based Compensation”, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months in 2003, 77 months in 2002, and 73 months in 2001, respectively; stock volatility, 107.96% in 2003, 83.69% in 2002, and 81.89% in 2001, respectively; risk free interest rates, 3.11% in 2003, 3.89% in 2002, and 8.81% in 2001, respectively, and no dividends during the expected term. The weighted average fair values of options granted during fiscal years 2003, 2002, and 2001 were $1.16, $2.07, and $4.26 per share, respectively.

For purposes of disclosure under SFAS Nos. 123 and 148, the following is the pro forma effect of the options had they been recorded under the fair value method (no tax effect has been included because of offsetting tax valuations):

	Years Ended
	June 28, 2003	June 29, 2002	June 30, 2001
	(in thousands, except per share information)
Net income (loss), as reported	$13,409	$(25,362)	$(11,373)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(387)	(412)	(714)

Pro forma net income (loss)	$13,022	$(25,774)	$(12,087)

Earnings per share:
Basic and diluted—as reported	$1.39	$(2.62)	$(1.18)

Basic and diluted—pro forma	$1.35	$(2.66)	$(1.25)

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under the statement, the Company records intangible assets that are acquired individually or with a group of other assets in the financial statements at acquisition. Goodwill shall be tested for impairment annually. An entity has six months from the date it initially applies Statement 142 to complete the first step of that transitional goodwill impairment test. The Company adopted SFAS No. 142 on June 30, 2002, and completed its impairment test during the second quarter ended December 28, 2002. The test did not indicate an impairment of the Company’s stated goodwill of $765,000.

The net effect of adopting this accounting standard was to eliminate amortization expense of $128,000 annually and increase net income by $0.01 per basic and diluted share for the fiscal year ended June 28, 2003. In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Comparative disclosure as if the change had been retroactively applied to the prior year is as follows (no tax effect has been included because of offsetting tax valuations):

	Fiscal Years Ended June
	2003	2002	2001
	(in thousands, except per share data)
Reported net income (loss)	$13,409	$(25,362)	$(11,373)
Add back: goodwill amortization	0	128	128

Total	$13,409	$(25,234)	$(11,245)

Basic and diluted earnings (loss) per share:
Reported net income (loss)	$1.39	$(2.62)	$(1.18)

Goodwill amortization	0.01		.02

Adjusted basic and diluted earnings (loss) per share	$1.39	$(2.61)	$(1.16)

In April, 2002, the Financial Accounting Standards Board issued SFAS No. 145. The purpose of this statement is to rescind previously issued SFAS No. 4, 44, and 64, and to amend SFAS No. 13. Statement No. 4 and 64 relate to reporting gains and losses from extinguishment of debt. Statement No. 44 concerned accounting for intangible assets of motor carriers, and Statement No. 13, “Accounting for Leases” was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions related to Statement 13 are effective for transactions occurring after May 15, 2002, and the remaining provisions of the statement are effective for fiscal years beginning after May 15, 2002. The Company adopted this new statement after issuance in April 2002; however, there were no lease transactions during the period between May 15, 2002 and June 29, 2002 that would be covered under the provisions of the statement. This new statement, in its entirety, is in effect for the Company’s fiscal year beginning June 30, 2002. Adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”, was issued in June 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on June 30, 2002 for exit or disposal activities initiated after December 31, 2002. Adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 on its 2003 financial statements. As the Company does not intend to adopt the fair value provisions of FAS No. 123, the Company does not believe that implementing SFAS No. 148 will have a material impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for all contracts created or modified after June 30, 2003. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements.

In November 2002, the FASB issued Interpretation (FIN) No. 45, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantees. It also requires disclosure in interim and annual financial statements of its obligations under certain guarantees it has issued. The initial recognition and measurement provisions of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. Adoption of FIN No. 45 did not have a material effect on its consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the Company that has a majority of the exposure to expected losses of the variable interest entity. The Interpretation is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003. The Company does not believe the issuance of this Interpretation will have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Standard requires that certain freestanding financial instruments be classified as liabilities, including mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 is effective for financial instruments entered into or modified subsequent to May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not anticipate that the implementation of this Standard will have a material impact on its consolidated financial statements.

Reclassifications

Certain reclassifications of prior year balances have been made for consistent presentation with the current year.

Fiscal Year

The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2003, 2002, and 2001 ended on June 28, 2003, June 29, 2002, and June 30, 2001, respectively. Fiscal year 2004 will end on July 3, 2004.

2. INVENTORIES

Components of inventories were as follows:

	June 28, 2003	June 29, 2002
	(in thousands)
Finished goods	$9,439	$8,323
Work-in-process	3,117	2,002
Raw materials	15,108	12,835
Reserve for obsolescence	(3,513)	(4,765)

	$24,151	$18,395

3. PROPERTY, PLANT AND EQUIPMENT

	Life	June 28, 2003	June 29, 2002
	(in years)	(in thousands)
Land	—	$1,730	$1,730
Buildings and improvements	3 to 30	11,165	11,021
Equipment	1 to 10	67,315	66,363
Furniture and fixtures	3 to 5	6,259	6,172

		$86,469	$85,286

In December of 2000, the Company sold its headquarters building, located in Spokane, Washington, associated land (Parcel 1), and adjacent property (Parcel 2). In conjunction with the sale, the Company entered into a ten year lease agreement for a portion of the building, located on Parcel 1, and guaranteed one year of rent on the vacant portion. The company allocated the proceeds from the sale between the building, Parcel 1, and Parcel 2, in the amount of $3.2 million, $801,000, and $1.1 million, respectively. The associated net book value of the assets sold were $1.8 million, $322,000, and $434,000 respectively. The Company immediately recognized the gain on the sale of Parcel 2, in the amount of $648,000, and deferred the gain associated with Parcel 1 and the building for one and ten years, respectively. On December 27, 2001, upon culmination of the Company’s guaranteed rent obligation, the Company recognized the proceeds allocated to the building, net of the guaranteed rent payments of $745,500, and recognized a gain in the amount of $479,000 on Parcel 1, which was included within other income. The remaining gain, allocated to the building was deferred under other long-term obligations and will be amortized to other income over the remaining lease term.

In February of 2002, the Company sold its Cheney, Washington, facility, which had previously been recorded as real estate held for sale, for $1.7 million, resulting in a gain of $84,000, recorded within other income.

4. LONG-TERM DEBT

On August 22, 2001, the Company entered into a financing agreement with CIT Group/Business Credit, Inc. which provides a revolving credit facility up to $25 million. The new revolving loan is secured by the assets of the Company. The interest rate provisions of the agreement specify four alternative levels of margin to be added to the prime rate ranging from 0.25% to 1.00% depending on compliance with certain financial covenants. For the first year of the financing agreement with CIT, a margin of 0.75% was added to the prime rate. The prime rate is based on the JP Morgan Chase prime rate. The margin applicable at June 28, 2003 was 0.50%. The full rate of interest as of June 28, 2003 was 4.50%. On November 19, 2002 a third amendment to the financing agreement was signed. The amendment contains financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. The amendment also extended the term of the agreement by one year. The agreement became effective on August 24, 2001, and will now terminate on August 23, 2005. In addition to the financial covenants, the credit agreement restricts investments, distribution of assets and the payment of dividends. As of June 28, 2003, the Company was in compliance with all loan covenants. At June 28, 2003, the outstanding revolving credit balance was $9,864,000 compared to $6,475,000 at June 29, 2002. The Company’s revolving loan will become due and payable on August 23, 2005. At June 28, 2003, approximately $3.0 million was available under the credit facility.

5. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001

	(in thousands)
Current income taxes:
Federal	$(37)	$—	$—
Foreign	637	900	643
State	—	—	—

	600	900	643
Deferred income taxes:
Federal	4,264	(7,627)	(4,598)
Foreign	—	—	—
State	272	(723)	(34)

	4,536	(8,350)	(4,632)
Change in valuation allowance	(4,536)	12,866	4,632

	0	4,516	0

Total income tax expense	$600	$5,416	$643

The Company’s effective tax rate differs from the federal tax rate as follows:

	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001
	(in thousands)
Federal income tax expense (benefit) at statutory rates	$4,763	$(6,782)	$(3,648)
Effect of foreign taxes	435	807	293
State tax (net of federal effect)	272	(723)	—
Permanent differences:
Life insurance premiums	56	50	43
Other	(390)	(802)	(677)
Change in valuation allowance	(4,536)	12,866	4,632

Income tax provision	$600	$5,416	$643

The domestic and foreign components of income before income taxes were:

	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001
	(in thousands)
Domestic	$13,414	$(20,219)	$(11,759)
Foreign	595	273	1,029

Income (loss) before income taxes	$14,009	$(19,946)	$(10,730)

Deferred income taxes result from temporary differences in the timing of recognition of revenue and expenses. Deferred income tax assets and liabilities consist of the following at:

	June 28, 2003	June 29, 2002
	(in thousands)
Allowance for doubtful accounts	$32	$122
Inventory	1,462	2,537
Vacation accrual	346	360
Self insurance accrual	52	58
Warranty accrual	55	100
State deferred asset	71	943
Litigation judgment (current portion)	382	99
Other	80	—

Current deferred income tax assets	2,480	4,219
Current portion of valuation allowance	(2,480)	(4,219)

Current deferred income tax assets, net of valuation allowance	—	—

Depreciation and amortization	$885	$1,718
State deferred taxes	600	—
Litigation judgment (non-current portion)	882	6,523
Net operating loss carryforwards	18,396	15,260
Tax credit carryforwards	607	680
Other	270	256

Noncurrent deferred income tax assets	21,640	24,437
Valuation allowance, net of current portion	(21,640)	(24,437)

Noncurrent deferred income tax assets, net of valuation allowance	$—	$—

Total deferred income tax assets	$—	$—

Financial Accounting Standard No. 109 requires that management assess the sources of future taxable income, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance equal to the net deferred tax assets is appropriate.

At June 28, 2003, the Company had regular and alternative minimum tax net operating loss carryforwards approximating $54 million each. The net operating loss carryforwards expire in varying amounts from fiscal years ending in 2006 through 2022. The Company also has general business credits and alternative minimum tax credits approximating $424,000 and $183,000, respectively. The general business credits expire in varying amounts from fiscal years ending in years 2004 through 2009 and the alternative minimum tax credits do not expire.

6. EARNINGS PER SHARE

Basic EPS is computed by dividing net income (loss) (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares and common share equivalents outstanding during the period. Total weighted average shares outstanding for the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001 were 9,672,580, 9,672,580, and 9,667,785 respectively. The number of stock options outstanding for the fiscal 2003, 2002 and 2001 periods were 2,086,086, 2,081,304 and 1,966,200 respectively. As of June 28, 2003, none of the outstanding options were dilutive and therefore have been excluded from earnings per share. As of June 29, 2002 and June 30, 2001 respectively, 5,000 and 843,500 options were antidilutive.

7. STOCK OPTION AND BENEFIT PLANS

The Company has executive stock option plans for certain key employees. Options under these plans vest over one to five years and become exercisable as they vest. Options under the plans become exercisable in full immediately prior to the occurrence of a “Change in Control” as defined in the plan documents. The Company has reserved 2,795,000 shares for issuance under these plans. As of June 28, 2003, 1,878,586 options were outstanding of which 1,704,418 shares were exercisable. There are 105,800 shares available for future grant under these option plans. These options expire in ten years from the date of grant. Compensation expense for options will be recorded if the exercise price of the option is less than the closing market price of the stock on the date of grant. There was no compensation expense incurred in conjunction with options issued in fiscal years 2003, 2002, or 2001, respectively, as all options were granted at fair market value. See Note 1 for the pro forma effect if the Company had accounted for the stock options using fair value methods.

The Company also has a stock option plan for “Nonemployee Directors.” Options under this plan vest over a three-year period and are exercisable as they vest. The Company has reserved 300,000 shares for issuance under this plan. As of June 28, 2003, 207,500 options were outstanding of which 144,999 shares were exercisable. There are 62,150 shares available for future grant under this plan. These options expire ten years from the date of grant.

See Note 1 for the pro forma effect if the Company had accounted for the stock options using fair value methods.

Following is a summary of plan activity:

	Price Range	Number Of Options	Weighted Average Exercise Price
Outstanding, July 1, 2000	$2.75 to $16.25	2,046,140	$4.98
Granted during 2001	$1.54 to $ 5.03	63,500	$4.26
Expired or canceled	$2.75 to $16.25	(112,190)	$4.98
Options exercised	$2.75 to $ 3.31	(31,250)	$2.86

Outstanding, June 30, 2001	$1.54 to $16.25	1,966,200	$4.99

Granted during 2002	$2.00 to $ 2.11	130,000	$2.07
Expired or canceled	$2.75 to $ 7.25	(14,896)	$4.12

Outstanding, June 29, 2002	$1.54 to $16.25	2,081,304	$4.81

Granted during 2003	$1.15 to $ 1.20	160,000	$1.16
Expired	$1.15 to $16.25	(155,218)	$6.04

Outstanding, June 28, 2003	$2.75 to $16.25	2,086,086	$4.44

Additional information regarding options outstanding as of June 28, 2003, is as follows:

		Options Outstanding	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs.)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$ 1.15 - $ 1.73	155,000	7.0	$1.17	3,333	$1.54
$ 1.74 - $ 2.60	130,000	6.2	$2.07	48,332	$2.06
$ 2.61 - $ 3.92	789,000	7.4	$2.79	789,000	$2.79
$ 3.93 - $ 5.89	685,200	5.9	$5.07	681,866	$5.07
$ 5.90 - $ 8.85	218,941	4.6	$7.48	218,941	$7.48
$ 8.86 - $13.30	40,945	0.7	$10.03	40,945	$10.03
$13.31 - $16.25	67,000	3.6	$16.25	67,000	$16.25

$ 1.15 - $16.25	2,086,086	6.3	$4.44	1,849,417	$4.81

The Company’s Variable Investment Plan is available to U.S. employees who have attained age 21. The plan has an Employer’s Discretionary Contribution Trust, invested in the Company’s stock, and an Employee Contribution Trust consisting of several investment alternatives. The Company contributes an amount equal to 100% of the employee’s contribution on the first 2% of the employee’s compensation and an additional 50% of the employee’s contribution on the following 2% of the employee’s compensation. On April 1, 2001, the Company began matching 25% on the next 2% of contributions. Company contributions to the Trust were $366,190, $362,458 and $334,863 in fiscal years 2003, 2002 and 2001, respectively. The Company also has an Employee Stock Ownership Plan that currently has no assets. No contributions were made to the plan in fiscal years 2003, 2002 or 2001.

8. COMMITMENTS AND CONTINGENCIES

Leases: The Company has operating leases for certain equipment and production facilities, which expire at various dates during the next eight years. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more at June 28, 2003, are summarized as follows:

Fiscal Years Ending	(in thousands)
2004	$3,225
2005	2,034
2006	1,229
2007	605
2008	444
Future	1,103

Total minimum lease payments	$8,640

Rental expenses under operating leases were $4,601,000, $4,548,000, and $4,358,000 in 2003, 2002, and 2001, respectively.

Warranty Costs: The Company provides warranties on certain product sales and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or to replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.

Components of the reserve for warranty costs during 2003, 2002, and 2001 were as follows:

Balance at July 1, 2000	$453,759
Additions related to current period sales	220,000
Warranty costs incurred in the current period	(347,214)

Balance at June 30, 2001	326,545
Additions related to current period sales	215,101
Warranty costs incurred in the current period	(247,376)

Balance at June 29, 2002	294,270
Additions related to current period sales	150,000
Warranty costs incurred in the current period	(283,126)

Balance at June 28, 2003	$161,144

Litigation Settlement: On December 20, 2001, a jury in Seattle federal court rendered a verdict in the case of F&G Scrolling Mouse, LLC, Fernando Falcon and Federico Gilligan v. Microsoft Corporation, Honeywell, Inc., and Key Tronic Corporation, United States District Court for the Western District of Washington, Case No. C99-995C (the “litigation”) finding that Key Tronic misappropriated trade secrets and breached a confidentiality agreement with Plaintiffs. The jury awarded damages to the Plaintiffs in the amount of $16.5 million. The judgment against the Company was subsequently increased to approximately $19.2 million through an award of pre-judgment interest. On October 24, 2002, the Company reached a settlement of the litigation with the Plaintiffs (hereafter called “F&G”). Under the terms of the settlement, the Company has agreed to pay F&G a total of $7.0 million. The Company was required to make an initial payment to F&G of $2.5 million, as well as make quarterly payments to F&G of $200,000 or 50% of Key Tronic’s operating income, whichever is greater, until the total payment of $7.0 million has been made, provided the total payment is completed by December 15, 2005. During fiscal year 2003, the Company made payments to F&G totaling approximately $3.3 million.

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

Reported earnings for the fiscal year ended June 28, 2003, include a one-time benefit of $12.2 million ($1.26 per share) for a revision of the litigation accrual.

9. ENTERPRISE-WIDE DISCLOSURES

Management organizes its business around EMS and keyboards based on geographic area. These businesses have been aggregated as each segment has similar economic characteristics, and the nature of the segments, its production processes, customers and distribution methods are similar.

Of the revenues for the years ended June 28, 2003, June 29, 2002 and June 30, 2001, EMS sales were $116.0 million, $157.0 million, and $126.3 million, respectively. Keyboard sales for the years ended June 28, 2003, June 29, 2002 and June 30, 2001 were $14.6 million, $18.3 million, and $38.6 million, respectively. The remainder of revenues for all years presented were from sales of miscellaneous other products and services.

Information concerning geographic areas for the years ended June 28, 2003, June 29, 2002 and June 30, 2001 is summarized in the following table. Revenues provided below are based on the shipping destination.

	Domestic	International	Total
	(in thousands)
2003
Net sales	$114,674	$16,220	$130,894
Long-lived assets	$10,974	$1,008	$11,982
2002
Net sales	$143,324	$32,267	$175,591
Long-lived assets	$11,429	$803	$12,232
2001
Net sales	$76,950	$88,915	$165,865
Long-lived assets	$15,629	$1,040	$16,669

For the year ended June 28, 2003, 71.7% of the Company’s domestic exports were to customers in the Far East, 14.6% were sold to customers in Mexico, 10.0% were sold to customers in Europe, and the remaining 3.7% were spread among customers in Canada and South America.

For the year ended June 29, 2002, 45.4% of the Company’s domestic exports were sold to customers in Mexico, 44.3% were sold to customers in the Far East, 6.6% were sold to customers in Europe, and the remaining 3.7% were spread among customers in Canada and South America.

For the year ended June 30, 2001, 42.8% of the Company’s domestic exports were sold to customers in the Far East, 29.7% were sold to customers in Mexico, 25.7% were sold to customers in Europe, and the remaining 2% were spread among customers in South America and Canada.

Significant Customers

At present, the Company’s customer base is highly concentrated and could become even more concentrated. The Company’s largest EMS customer accounted for 31% of net sales in fiscal year 2003. This same customer accounted for 39% of sales in 2002 and 0% in 2001. Three of the Company’s EMS customers accounted for 9%, 8%, and 8% of net sales during fiscal year 2003. These same customers accounted for 10%, 13%, and 10% of net sales in fiscal year 2002 and 0%, 27%, and 39% in fiscal year 2001. There can be no assurance that the Company’s principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company’s customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company’s major customers, or the reduction, delay or cancellation of orders from such customers, could materially and adversely affect the Company’s business, operating results and financial condition.

10. QUARTERLY FINANCIAL DATA

(Unaudited)

	Year Ended June 28, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$34,034	$30,552	$30,645	$35,663
Gross profit	$3,506	$3,484	$3,778	$4,190
Income before income taxes	$12,718	$190	$320	$781
Net income	$12,479	$74	$306	$550
Earnings per common share basic and diluted	$1.29	$.01	$.03	$.06
Weighted average shares
Outstanding - basic	9,673	9,673	9,673	9,673
Diluted shares outstanding	9,673	9,673	9,675	9,714

	Year Ended June 29, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$34,627	$50,516	$46,515	$43,933
Gross profit	$2,132	$4,877	$4,300	$3,676
Income (loss) before income taxes	$(1,205)	$(16,140)	$481	$(3,082)
Net income (loss)	$(982)	$(21,595)	$399	$(3,184)
Earnings (loss) per common share basic and diluted	$(.10)	$(2.23)	$.04	$(.33)
Weighted average shares
Outstanding - basic	9,673	9,673	9,673	9,673
Diluted shares outstanding	N/A	N/A	9,673	N/A

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On December 3, 2002 Deloitte & Touche, LLP (“D&T”) was dismissed as the Company’s independent public accountants and BDO Seidman, LLP (“BDO”) was appointed as the Company’s new independent accountants to replace D&T for the fiscal year ending June 28, 2003. The decision to dismiss D&T and to appoint BDO was made and approved by the Audit Committee. D&T’s reports on the Company’s financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the prior two fiscal years and through December 3, 2002, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D&T would have caused that firm to make reference to the subject matter of the disagreements in connection with its reports; and there were no reportable events as defined in certain SEC regulations. Prior to the engagement of BDO the Company had not consulted with BDO during the prior two fiscal years and through December 3, 2002 in any matter regarding the application of accounting principles on a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events as defined in certain SEC regulations. See Form 8-K dated December 3, 2002.

Item 9A:	CONTROLS AND PROCEDURES

a)	An evaluation was performed under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

b)	There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out the evaluation.

PART III

Item 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DALE F. PILZ - Director

Mr. Pilz, age 77, has been a director of the Company since April 1992. On January 27, 2000, Mr. Pilz was elected Chairman of the Board. Mr. Pilz was Chief Executive Officer of Flowind Corporation from 1986 to 1990. He served as President of Omninet Corporation from 1985 to 1986. Prior to that, Mr. Pilz was Chief Executive Officer and President of GTE Sprint Communications from 1983 to 1985 and also served as Chief Executive Officer and President of GTE Spacenet Corporation from 1983 to 1985.

WENDELL J. SATRE - Director

Mr. Satre, age 85, has been a director of the Company since 1988 and served as Chairman of the Board of Directors from July 1991 through August 1995. Mr. Satre also served as a director from 1983 through 1986 and served as Acting President of the Company from August 1991 through February 1992. Mr. Satre is the retired Chairman of the Board and Chief Executive Officer of the Washington Water Power Company, a public utility headquartered in Spokane, Washington. Mr. Satre also serves on the Board of Directors of Output Technology Corporation and The Coeur d’Alenes Company.

YACOV A. SHAMASH - Director

Dr. Shamash, age 53, has been a director of the Company since 1989. He has been the Dean of Engineering and Applied Sciences at the State University of New York campus at Stony Brook since 1992. Professor Shamash developed and directed the NSF Industry/University Cooperative Research Center for the Design of Analog/Digital Integrated Circuits from 1989 to 1992 and also served as Chairman of the Electrical and Computer Engineering Department at Washington State University from 1985 until 1992.

WILLIAM E. TERRY - Director

Mr. Terry, age 70, has been a director of the Company since August 1992. Mr. Terry retired from Hewlett-Packard in December 1993 where he served in a number of executive positions during the past 36 years. He is a member of the Advisory Committee of the Santa Clara University Engineering School and, in 1983, was elected to the university’s Board of Regents. Mr. Terry also serves on the Board of Directors of Altera Corporation.

PATRICK SWEENEY - Director

Mr. Sweeney, age 68, has been a director of the Company since July 2000. Mr. Sweeney was President and CEO of Hadco Corporation from 1991 through 1995 and formerly served as Hadco’s Vice President/Chief Financial Officer and Vice President of Operations. Prior to that, Mr. Sweeney was the Vice President of International Manufacturing at Wang - USA from 1981 through 1986 and also served as Managing Director of Ireland for Wang and Plant Manager of Digital Equipment Corporation’s Galway and Clonmel divisions. Mr. Sweeney also serves on the Board of Directors of Aimware, Zaig Tech., Info. Mosaic, Photo Machining Inc., Piercom and Raidtec. He is also a member of the Advisory Board of Manufacturers’ Services Ltd.

JACK W. OEHLKE - Director, President and Chief Executive Officer

Mr. Oehlke, age 57, has been President and Chief Executive officer of the Company since June 1997. From October 1995, he served as Chief Operating Officer. Previously, he served as Senior Vice President of Operations from January 1995 to October 1995 and Vice President of Manufacturing Operations of the Company from December 1993 to January 1995. Mr. Oehlke served as Director of Operations, Director of Quality and in various management positions within manufacturing, engineering and quality functions of the Microswitch Division of Honeywell, Inc. from 1968 to 1993. Mr. Oehlke has a Bachelor of Science Degree in Industrial Technology from the University of Wisconsin at Menomonie.

RONALD F. KLAWITTER - Executive Vice President of Administration and Chief Financial Officer

Mr. Klawitter, age 51, has been Executive Vice President of Administration, CFO, and Treasurer since July 1997. Previously he was Vice President of Finance, Secretary and Treasurer of the Company since October 1995. He was Acting Secretary from November 1994 to October 1995 and Vice President of Finance and Treasurer from 1992 to October 1995. From 1987 to 1992, Mr. Klawitter was Vice President, Finance at Baker Hughes Tubular Service, a subsidiary of Baker Hughes, Inc. He has a BA degree from Wittenberg University and is a Certified Public Accountant.

CRAIG D. GATES - Executive Vice President of Marketing, Engineering, and Sales

Mr. Gates, age 44, has been Executive Vice President of Marketing, Engineering and Sales since July 1997. Previously he was Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana. From 1982 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch.

EFREN R. PEREZ - Vice President of S.W. Operations

Mr. Perez, age 63, has served as Vice President of S.W. Operations since July 1997. Previously he was the Managing Director of S.W. Operations from July 1996 to July 1997 and Director of S.W. Operations from July 1995 to June 1996. Following the Company’s acquisition of the Honeywell, Inc. Keyboard Division, Mr. Perez served as Plant Manager in Juarez from July 1993 to July 1995. He served as Plant Manager in Juarez for the Keyboard Division of Honeywell, Inc. from February 1989 to July 1993. Mr. Perez is a graduate of the University of Mexico with a B.S. in Physics.

MICHAEL D. CHARD - Vice President of Materials

Mr. Chard, age 45, has been Vice President of Materials of the Company since July 28, 2000. From February 1999 to July 28, 2000, he held various management positions with the Company in planning, quality assurance, and materials. From January 1997 to January 1999, he was Vice President of Product Delivery at Wang Global and its predecessor Olivetti North America. From 1983 to 1996, he held various management positions in finance, marketing, and operations at ISC Systems, the predecessor to Olivetti North America. He holds a BA Degree in Business and Accounting from Washington State University and is a Certified Public Accountant.

Compliance with Section 16(a) of the Exchange Act:

Incorporated by reference to Key Tronic Corporation’s 2003 Proxy Statement to Shareholders.

Item 11:	EXECUTIVE COMPENSATION

Information appearing under the caption “Executive Compensation” in the Company’s 2003 Proxy Statement is incorporated herein by this reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of June 28, 2003.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,706,586	4.91	122,450
Equity compensation plans not approved by security holders(1)	379,500	2.33	45,500
Total	2,086,086	4.44	167,950

(1)	Consists of the Key Tronic Corporation 2000 Employee Stock Option Plan

Information under the caption “Beneficial Ownership of Securities” in the Company’s 2003 Proxy Statement is incorporated herein by this reference.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing under the caption “Certain Relationships and Transaction” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2003 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULE, REPORTS ON FORM 8-K, AND SIGNATURES

(A) FINANCIAL STATEMENTS AND SCHEDULE

SCHEDULE

Independent Auditors’ Report on Financial Statement Schedule	40
II. Consolidated Valuation and Qualifying Accounts	41

Other schedules are omitted because of the absence of conditions under which they are required, or because required information is given in the financial statements or notes thereto.

REPORTS ON FORM 8-K

(a)	April 29, 2003 – Conference Call, text of management’s remarks.
(b)	April 29, 2003 – Press release.

(C) EXHIBITS

The Company will, upon request and upon payment of a reasonable fee not to exceed the rate at which such copies are available from the Securities and Exchange Commission, furnish copies of any of the following exhibits to its security holders.

			Exhibit No.
(3)	(a)	Articles of Incorporation	(ii)
	(b)	By-Laws, as amended	(ii)
	(c)	Certification of Chief Executive Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)	31.1
	(d)	Certification of Chief Financial Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)	31.2
	(e)	Certification of Chief Executive Officer (18 U.S.C. 1350)	32.1
	(f)	Certification of Chief Financial Officer (18 U.S.C. 1350)	32.2

(4)	Certain long-term debt is described in Note 4 to the Consolidated Financial Statements of the
Company. The Company agrees to furnish to the Commission, upon request, copies of any
	instruments defining rights of holders of long-term debt described in Note 4.		N/A

(10)	Material Contracts

	(a)	Retention Bonus Plan	(i)
	(b)	Employee Contracts	(i)
	(c)	Third Amendment to Financing Agreement	(i)
	(d)	Fourth Amendment to Financing Agreement	10.1

(i)	Incorporated by reference to Form 10-Q for the quarter ended December 28, 2002
(ii)	Incorporated by reference to report on Form 10-K for the year ended June 30, 1986

(21) Subsidiaries of Registrant

1.	KT Services, Inc.	2.	KTI Limited
	100% owned subsidiary		100% owned by Key Tronic Europe, LTD
	Incorporated in the State of Washington		Incorporated in Ireland

3.	Key Tronic Europe, LTD	4.	Key Tronic Juarez, SA de CV
	100% owned subsidiary		100% owned subsidiary
	Incorporated in the Cayman Islands		Incorporated in Mexico

5.	Key Tronic China LTD	6.	Key Tronic Computer Peripherals (Shanghai) Co. LTD
	100% owned subsidiary		100% owned subsidiary
	Incorporated in the State of Washington		Incorporated in Republic of China

7.	Key Tronic Reynosa, S.A. de CV
100% owned subsidiary
Incorporated in Mexico

(23.1) CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders

Key Tronic Corporation

Spokane, Washington

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-70917 and 333-61202) of Key Tronic Corporation and subsidiaries of our report dated August 14, 2003, relating to the consolidated financial statements and financial statement schedule as of and for the year ended June 28, 2003, which appears in this Form 10-K.

/s/ BDO Seidman, LLP

September 15, 2003
Spokane, Washington

(23.2)	INDEPENDENT AUDITORS’ CONSENT AND REPORT ON FINANCIAL STATEMENT SCHEDULE

We consent to the incorporation by reference in Registration Statement No. 333-70917 and 333-61202 on Form S-8 of our report dated August 16, 2002 appearing in this Annual Report on Form 10-K of Key Tronic Corporation and subsidiaries (the Company) for the year ended June 28, 2003.

We have audited the consolidated financial statements of the Company as of June 29, 2002 and for each of the two years in the period ended June 29, 2002 and have issues our report thereon dated August 16, 2002 such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14(A). This financial statement schedule is the responsibility of the Company’s management.

Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Seattle, Washington

September 17, 2003

PART IV

SCHEDULE II

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

FISCAL YEARS ENDED JUNE 28, 2003, JUNE 29, 2002, AND

JUNE 30, 2001

	2003	2002	2001
	(in thousands)
Allowance for Obsolete Inventory
Balance at beginning of year	$4,765	$2,712	$2,349
Provisions	203	2,225	435
Dispositions	(1,455)	(172)	(72)

Balance at end of year	$3,513	$4,765	$2,712

Allowance for Doubtful Accounts
Balance at beginning of year	$444	$633	$855
(Recovery) provisions	(56)	175	714
Write-offs and reinstatements	(283)	(364)	(936)

Balance at end of year	$105	$444	$633

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 19, 2003

KEY TRONIC CORPORATION

By:	/s/ Jack W. Oehlke
Jack W. Oehlke, Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/Jack W. Oehlke	September 19, 2003
Jack W. Oehlke	Date
(Director, President and
Chief Executive Officer)

/s/Ronald F. Klawitter	September 19, 2003
Ronald F. Klawitter	Date
(Principal Financial Officer)

/s/Dale F. Pilz	September 19, 2003
Dale F. Pilz	Date
(Director)

/s/Wendell J. Satre	September 19, 2003
Wendell J. Satre	Date
(Director)

/s/Yacov A. Shamash	September 19, 2003
Yacov A. Shamash	Date
(Director)

/s/Patrick Sweeney	September 19, 2003
Patrick Sweeney	Date
(Director)

/s/William E. Terry	September 19, 2003
William E. Terry	Date
(Director)