Form 10-Q
period 2003-09-27
KEY TRONIC CORP
filed 2003-11-12
CIK 719733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 27, 2003

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

At October 22, 2003, 9,672,580 shares of Common Stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

Index

		Page No.

PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Consolidated Balance Sheets – September 27, 2003 (Unaudited) and June 28, 2003	3

	Consolidated Statements of Operations (Unaudited) First Quarters Ended September 27, 2003 and September 28, 2002	4

	Consolidated Statements of Cash Flows (Unaudited) First Quarters Ended September 27, 2003 and September 28, 2002	5

	Notes to Consolidated Financial Statements	6-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15-16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION:

Item 1.	Legal Proceedings*

Item 2.	Changes in Securities and Use of Proceeds*

Item 3.	Defaults upon Senior Securities*

Item 4.	Submission of Matters to a Vote of Security Holders*	17

Item 5.	Other Information*	17

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		18

*	Items are not applicable

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 27, 2003	June 28, 2003
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$621	$956
Trade receivables, less allowance for doubtful accounts of $94 and $105	20,448	17,078
Inventories	22,275	24,151
Other	2,444	2,050

Total current assets	45,788	44,235

Property, plant and equipment – at cost	86,615	86,469
Less: Accumulated depreciation	75,007	74,487

Total property, plant and equipment	11,608	11,982

Other assets:
Restricted cash	759	1,142
Other, net of accumulated amortization of $492 and $565	957	1,001
Goodwill	765	765

Total other assets	2,481	2,908

Total assets	$59,877	$59,125

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term obligations	$600	$730
Accounts payable	15,898	13,145
Accrued compensation and vacation	4,277	4,213
Litigation settlement – short-term	823	1,124
Other	2,225	3,240

Total current liabilities	23,823	22,452
Long-term liabilities:
Revolving loan – long-term	9,497	9,864
Litigation settlement – long-term	2,370	2,593
Other	1,047	1,096

Total long-term liabilities	12,914	13,553
Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, no par value – shares authorized 25,000; outstanding 9,673 and 9,673	38,393	38,393
Accumulated deficit	(15,253)	(15,273)

Total shareholders’ equity	23,140	23,120

Total liabilities and shareholders’ equity	$59,877	$59,125

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarters Ended
	September 27, 2003	September 28, 2002
	(in thousands, except per share amounts)
Net sales	$34,652	$34,034
Cost of sales	31,236	30,528

Gross margin	3,416	3,506

Operating expenses:
Research, development and engineering	700	710
Selling	508	467
General and administrative	1,764	1,794

Total operating expenses	2,972	2,971

Operating income	444	535

Interest expense	258	238
Litigation settlement	—	(12,186)
Other income, net	(7)	(235)

Income before income tax provision	193	12,718
Income tax provision	173	239

Net income	$20	$12,479

Earnings per share:

Earnings per common share – basic and diluted	$0.00	$1.29

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Quarters Ended
	September 27, 2003	September 28, 2002
	(in thousands)
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net income	$20	$12,479
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	712	744
Provision for (recovery of) obsolete inventory	(600)	93
Provision for (recovery of) doubtful receivables	—	(76)
Litigation judgment settlement	—	(12,186)
Loss on disposal of assets	—	10
Provision for warranty	30	—

Changes in operating assets and liabilities:
Trade receivables	(3,370)	2,566
Inventories	2,476	68
Other assets	(485)	64
Accounts payable	2,753	(85)
Accrued compensation and vacation	64	174
Litigation settlement	(524)	—
Other liabilities	(1,206)	(512)

Cash provided by (used in) operating activities	(130)	3,339

Cash flows from investing activities:
Purchase of property and equipment	(222)	(675)
Decrease (increase) in restricted cash	383	(263)
Proceeds from sale of property and equipment	1	—

Cash used in investing activities	162	(938)

Cash flows from financing activities:
Payment of financing costs	—	(150)
Borrowings under revolving credit agreement	31,444	33,521
Repayment of revolving credit agreement	(31,811)	(35,723)

Cash (used in) provided by financing activities	(367)	(2,352)

Net increase (decrease) in cash and cash equivalents	(335)	49

Cash and cash equivalents, beginning of period	956	1,485

Cash and cash equivalents, end of period	$621	$1,534

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation, in all material respects, of the financial position, results of operations, and cash flows for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s 10-K report for the fiscal year ended June 28, 2003. Certain reclassifications have been made for consistent presentation.

On October 24, 2002, the Company announced the settlement of the litigation with F&G Scrolling Mouse LLC as explained in greater detail in Note 8 to these financial statements. Because this settlement was material to the Company’s financial position and results of operations, and because the settlement was reached prior to publication of the first quarter ended September 28, 2002 quarterly report, the financial statements of the first quarter of fiscal year 2003 have been adjusted to incorporate the settlement within them. Readers should be aware that the reported earnings for the quarter ended September 28, 2002, include a one-time benefit for reversal of previously recorded litigation expense.

1. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the Company that has a majority of the exposure to expected losses of the variable interest entity. The Interpretation is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003. The Company adopted FIN No. 46 on July 1, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for all contracts created or modified after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Standard requires that certain freestanding financial instruments be classified as liabilities, including mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 is effective for financial instruments entered into or modified subsequent to May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. However, in October 2003, certain provisions of SFAS No. 150 have been deferred indefinitely. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company adopted SFAS No. 150 on July 1, 2003. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

2. INVENTORIES

	September 27, 2003	June 28, 2003
	(in thousands)
Finished goods	$9,665	$9,439
Work-in-process	2,416	3,117
Raw materials and supplies	12,982	15,108
Reserve for obsolescence	(2,788)	(3,513)

	$22,275	$24,151

3. LONG-TERM OBLIGATIONS

On August 22, 2001, the Company entered into a finance agreement with CIT Group/Business Credit, Inc. for up to $25 million. The revolving loan is secured by substantially all the assets of the Company. The agreement specifies four different levels of margin to be added to the prime rate between 0.25% and 1.00% depending on certain financial covenants calculated by the Company. For the first year of the financing agreement with CIT, a margin of 0.75% was added to the prime rate. The prime rate is based on the JP Morgan Chase prime rate. The margin applicable at September 27, 2003 was 0.50%. The full rate of interest as of September 27, 2003 was 4.5%. On November 19, 2002 a third amendment to the financing agreement was signed. The amendment contains financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization (EBITDA), and a minimum fixed charge ratio. The amendment also extended the term of the agreement by one year. The agreement was effective on August 24, 2001, (the closing date of the agreement) and will now terminate on August 23, 2005. A fifth amendment was entered into as of September 30, 2003. This amendment changes the existing financial covenants by raising the minimum monthly EBITDA requirement and slightly raising the minimum fixed charge ratio. At the Company’s request, the amount of the credit facility was reduced to $20 million from $25 million. The Company believes the original credit facility amount was more than the Company could utilize and the reduction to $20 million will result in a decrease in the annual fees paid by the Company under the credit facility. The fifth amendment also permits the Company to include the accounts receivable from one of the Company’s foreign customers, and a portion of the Company’s finished goods inventory, in the borrowing base. As of September 27, 2003, the Company was in compliance with all loan covenants. At September 27, 2003, the outstanding revolving credit balance was $9,497,000 compared to $9,864,000 at fiscal year end June 28, 2003.

4. SUPPLEMENTAL CASH FLOW INFORMATION

	First Quarter Ended
	September 27, 2003	September 28, 2002
	(in thousands)
Interest payments	$193	$249
Income tax payments, net of refunds	142	57

As of September 27, 2003, and June 28, 2003, the Company’s cash balances included restricted cash of $758,823 and $1,142,069, respectively. The $758,823 includes two amounts; $495,065 is a deposit required by the state of Washington for self-insurers that would cover the Company’s maximum calculated workers’ compensation liability in the event of default by the Company. The remaining $263,758 is the amount of uncollected funds in the Company’s depository account as of September 27, 2003. Such funds are considered restricted, because they cannot be used for any other purpose than to decrease the Company’s revolving debt.

5. INCOME TAXES

The income tax provision for the first quarter of fiscal year 2004 was $173,000 versus an income tax provision of $239,000 for the first quarter of the prior fiscal year. The income tax provisions for the first quarters of both fiscal years were the result of provisions on the earnings of foreign subsidiaries. The Company has tax loss carryforwards of approximately $54 million, which expire in varying amounts in the years 2006 through 2022. However, due to uncertainty of recoverability, a full valuation reserve has been recorded against all deferred tax assets.

6. EARNINGS PER SHARE

Basic EPS is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding during the period (in thousands, except per share info. and shares outstanding):

	Quarters Ended
	September 27, 2003	September 28, 2002

Net income available to shareholders	$20	$12,479

Weighted average shares outstanding	9,672,580	9,672,580

Basic earnings per share	$0.00	$1.29

Diluted shares outstanding	9,774,581	9,672,580

Diluted earnings per share	$0.00	$1.29

At the quarters ended September 27, 2003 and September 28, 2002, 1,800,000 and 2,000,000 stock options were excluded from the computation of diluted earnings per share as they were anti-dilutive. Anti-dilutive options are those with exercise prices above the current market price.

7. STOCK OPTIONS

As allowed by SFAS No. 123, “Accounting for Stock Based Compensation”, the Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN No. 44). Accordingly, no compensation is recognized for employee or director stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at date of grant. If the exercise price is less than the market value at the date of grant, the difference is recognized as deferred compensation expense, which is amortized over the vesting period of the options. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” under the fair value based method.

For purposes of disclosure under SFAS No. 123 and No. 148, the following is the pro forma effect of the options had they been recorded under the fair value based method (in thousands, except per share info):

	Quarters Ended
	September 27 2003	September 28 2002
Net income, as reported	$20	$12,479
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—

Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards, net of related
tax effects	(15)	(26)

Pro forma net income (loss)	$5	$12,453

Earnings per share:

Basic and diluted—as reported	$0.00	$1.29

Basic and diluted – pro forma	$0.00	$1.29

The fair value of each option grant is estimated on the date of grant using the following assumptions: 0% dividend yield, stock price volatility of 81.2% to 81.3% and risk free interest rates of 4.6% to 6.1%.

8. COMMITMENTS AND CONTINGENCIES

The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $1.0 million at September 27, 2003.

The Company leases its facilities, certain equipment, and automobiles under noncancelable operating lease agreements. These agreements expire on various dates during the next nine years.

The Company provides warranties on certain product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or to replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.

Components of the reserve for warranty costs during the three months ended September 27, 2003 and September 28, 2002 were as follows:

Balance at June 29, 2002	$294,270
Additions related to current period sales	150,000
Warranty costs incurred in the current period	(283,126)

Balance at June 28, 2003	$161,144
Additions related to current period sales	30,000
Warranty costs incurred in the current period	(35,975)

Balance at September 27, 2003	$155,169

Litigation Settlement: On December 20, 2001, a jury in Seattle federal court rendered a verdict in the case of F&G Scrolling Mouse, LLC, Fernando Falcon and Federico Gilligan v. Microsoft Corporation, Honeywell, Inc., and Key Tronic Corporation, United States District Court for the Western District of Washington, Case No. C99-995C (the “litigation”) finding that Key Tronic misappropriated trade secrets and breached a confidentiality agreement with Plaintiffs. The jury awarded damages to the Plaintiffs in the amount of $16.5 million. The judgment against the Company was subsequently increased to approximately $19.2 million through an award of pre-judgment interest. On October 24, 2002, the Company reached a settlement of the litigation with the Plaintiffs (hereafter called “F&G”). Under the terms of the settlement, the Company has agreed to pay F&G a total of $7.0 million. The Company was required to make an initial payment to F&G of $2.5 million, as well as make quarterly payments to F&G of $200,000 or 50% of Key Tronic’s operating income, whichever is greater, until the total payment of $7.0 million has been made, provided the total payment is completed by December 15, 2005. As of September 27, 2003, the Company made payments to F&G totaling approximately $4.1 million.

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

Reported earnings for the first quarter ended September 28, 2002, include a one-time benefit of $12.2 million ($1.26 per share) for reversal of previously recorded litigation expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements in addition to historical information. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to those outlined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks and Uncertainties That May Affect Future Results.” Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including year end reports on Form 10-K and Quarterly Reports on Form 10-Q.

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

Inactive, Obsolete and Surplus Inventory Reserve: The Company reserves for inventories that it deems inactive, obsolete or surplus. This reserve is calculated based upon the demand for the products that the Company produces. Demand is determined by expected sales or customer forecasts. If expected sales do not materialize, the Company would have inventory in excess of its reserves, and it would be necessary to charge the excess against future earnings. When the Company has purchased material based upon a customer’s forecast, it is usually covered by lead-time assurance agreements. These agreements state that the financial liability for material purchased within lead-time and based upon the customer’s forecasts, lies with the customer. If the Company purchases material outside the lead-time assurance agreement and the customer’s forecasts do not materialize, the Company would have the financial liability and would have to charge the excess against future earnings.

Allowance for Doubtful Accounts: The Company values its accounts receivable net of an allowance for doubtful accounts. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future, and the amount of this allowance is disclosed in the Company’s Consolidated Balance Sheet. The estimates used are based primarily on identification of specific potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of the Company’s customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, the Company could incur additional and possibly material expenses that would negatively impact earnings.

Accrued Warranty: An accrual is made for expected warranty costs, with the related expense recognized in cost of goods sold. Management reviews the adequacy of this accrual quarterly based on historical analysis and anticipated product returns. Over the course of the past three years, the Company’s warranty expense has decreased. As the Company has made the transition from primarily manufacturing keyboards to electronic manufacturing services (“EMS”), its exposure to potential warranty claims has declined significantly. The Company’s warranty period for keyboards is significantly longer than that for EMS products. Also the Company does not warrant design defects for EMS customers.

Income Taxes: The Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with evaluating temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s balance sheet. A valuation allowance against deferred tax assets is required whenever the recovery of the assets from future earnings is considered doubtful. As of September 27, 2003, the Company had approximately $54 million in tax loss carryforwards, which will begin expiring in 2006. In fiscal 2002, the Company wrote off its net deferred tax assets totaling approximately $5 million by recording additional income tax expense and increasing the valuation allowance for the deferred tax assets. The Company’s management made this decision as a result of the large financial loss recorded in that fiscal year and uncertainty due to a verdict rendered in the F&G Scrolling Mouse LLC litigation (see discussion of litigation settlement under Commitments and Contingencies).

Although the Company has a history of operating losses, it is possible that future earnings may require the reinstatement of all or a portion of the deferred tax assets. If this should occur, an income tax benefit would be recorded, and this would have a favorable effect on reported earnings per share in the period of the adjustment.

CAPITAL RESOURCES AND LIQUIDITY

Operating activities used $0.1 million of cash during the first quarter of fiscal year 2004 versus $3.3 million of cash provided by operating activities during the same period of the prior year. The decrease in cash provided by operating activities was primarily due to a large increase in accounts receivable from a newly acquired EMS customer in the first quarter of fiscal year 2004. This new customer had been granted extended trade credit terms. This increase was offset by an increase in accounts payable and a decrease in inventory levels from the prior year end. Also contributing to the use of cash was an overall decrease in other current liabilities.

During the first quarter of fiscal year 2004, the Company spent $0.2 million versus $0.7 million in capital additions in the same period in the previous fiscal year. The Company anticipates capital expenditures of approximately $1.8 million through the remainder of the current fiscal year ending July 3, 2004. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS, pages 13-14. Capital expenditures are expected to be financed with internally generated funds.

On August 22, 2001, the Company entered into a finance agreement with CIT Group/Business Credit, Inc. for up to $25 million. The revolving loan is secured by substantially all the assets of the Company. The agreement specifies four different levels of margin to be added to the prime rate between 0.25% and 1.00% depending on certain financial covenants calculated by the Company. For the first year of the financing agreement with CIT, a margin of 0.75% was added to the prime rate. The prime rate is based on the JP Morgan Chase prime rate. The margin applicable at September 27, 2003 was 0.50%. The full rate of interest as of September 27, 2003 was 4.5%. On November 19, 2002 a third amendment to the financing agreement was signed. The amendment contains financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization (EBITDA), and a minimum fixed charge ratio. The amendment also extended the term of the agreement by one year. The agreement was effective on August 24, 2001, (the closing date of the agreement) and will now terminate on August 23, 2005. A fifth amendment was entered into as of September 30, 2003. This amendment changes the existing financial covenants by raising the minimum monthly EBITDA required and slightly raising the minimum fixed charge ratio. At the Company’s request, the amount of the credit facility was reduced to $20 million from $25 million. The Company believes the original credit facility amount was more than the Company could utilize and the reduction to $20 million will result in a decrease of the annual fees paid by the Company under the credit facility. The fifth amendment also permits the Company to include the accounts receivable from one of the Company’s foreign customers, and a portion of the Company’s finished goods inventory, in the borrowing base. As of September 27, 2003, the Company was in compliance with all loan covenants. At September 27, 2003, the outstanding revolving credit balance was $9,497,000 compared to $9,864,000 at fiscal year end June 28, 2003. At September 27, 2003, approximately $2.6 million was available for borrowing under the credit facility, which does not include the new availability additions under the fifth amendment.

In addition to the outstanding revolving credit balance and normal operating accounts payable, at September 27, 2003, the Company has operating lease commitments of approximately $270,000 per month for the remainder of the 2004 fiscal year. The Company believes that funds available under the revolving credit facility and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

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

RESULTS OF OPERATIONS

Net income for the first quarter ended September 27, 2003 was $.02 million or $.00 per share compared with a net income of $12.5 million or $1.29 per share for the first quarter of the previous year. The first quarter ended September 28, 2002 was significantly affected by litigation (see Note 8). In the first quarter of fiscal year 2003, a $12.2 million reversal of prior litigation expense was recorded.

NET SALES

Net sales for the first quarter ended September 27, 2003 were $34.7 million compared to $34.0 million for the first quarter of the previous year. Even though sales totals were comparable, the major customers that made up the sales changed from the prior period. The first quarter of fiscal 2004 contained sales from two major customers that declined substantially for a variety of reasons. This decrease in sales was offset in the first quarter of fiscal year 2004 by one existing customer that increased overall business and another newly acquired EMS customer that began receiving shipments during the first quarter of fiscal year 2004.

EMS revenue accounted for 90.2% of total revenue in the first quarter of fiscal year 2004 versus 86.0% of total revenue in the first quarter of fiscal year 2003. As a percentage of sales, keyboard revenue was 9.6% for the first quarter of fiscal year 2004 compared to 14.0% in the first quarter of fiscal year 2003.

COST OF SALES

Cost of sales were 90.1% of revenue in the first quarter of fiscal year 2004, compared to 89.7% for the first quarter of fiscal year 2003. Cost of sales percentages remained comparable even though the Company’s major customer mix changed from the first quarter of fiscal year 2003 to the first quarter of fiscal year 2004. The reason for the comparable percentages is primarily because the profit margins on the new business were similar to the business that declined in the previous quarter.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, development and engineering (RD&E) expenses were $0.7 million in the first quarter of both fiscal year 2004 and fiscal year 2003. As a percentage of sales, RD&E expenditures were 2.0% in the first quarter of fiscal year 2004, compared to 2.1% for the same period of the prior year.

SELLING EXPENSES

Selling expenses were $0.5 million in both the first quarter of fiscal year 2004 and in the first quarter of fiscal year 2003. Selling expenses as a percentage of revenue for the first quarter of 2004 were 1.5% compared to 1.4% for the first quarter of fiscal year 2003.

GENERAL AND ADMINISTRATIVE

General and administrative (G&A) expenses for each of the first quarters of fiscal years 2004 and 2003 were $1.8 million. As a percentage of revenue, G&A expenses were 5.1% in the first quarter of fiscal year 2004 and 5.3% in the first quarter of fiscal year 2003.

INTEREST

Interest expense was $258,000 in the first quarter of fiscal 2004 compared to $238,000 for the first quarter of fiscal year 2003.

The slight increase in interest expense is due to a higher amount of revolving debt outstanding during the first quarter of fiscal year 2004.

INCOME TAXES

The income tax provision for the first quarter of fiscal year 2004 was $173,000 versus an income tax provision of $239,000 for the first quarter of the prior fiscal year. The income tax provisions for the first quarters of both fiscal years were the result of provisions on the earnings of foreign subsidiaries. The Company has tax loss carryforwards of approximately $54 million, which expire in varying amounts in the years 2006 through 2022. However, due to uncertainty of recoverability, a full valuation reserve has been recorded against all deferred tax assets.

BACKLOG

The Company’s backlog at the end of the first quarter of fiscal year 2004 was $31.2 million compared to $34.9 million at August 2, 2003 and $18.1 million at the end of the first quarter of fiscal year 2003. Order backlog consists of purchase orders received for products expected to be shipped within the next fiscal year although shipment dates are subject to change due to design modifications or other customer requirements. Order backlog should not be considered an accurate measure of future sales.

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

Concentration of Major Customers At present, the Company’s customer base is highly concentrated and could become even more concentrated. The Company’s largest EMS customer accounted for 31% of net sales in fiscal year 2003. This same customer accounted for 39% of sales in 2002. Three of the Company’s EMS customers accounted for 9%, 8%, and 8% of net sales during fiscal year 2003. These same customers accounted for 10%, 13%, and 10% of net sales in fiscal year 2002. There can be no assurance that the Company’s principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company’s customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company’s major customers, or the reduction, delay or cancellation of orders from such customers, could materially and adversely affect the Company’s business, operating results and financial condition.

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

Stock and Dilution Price Volatility As of September 27, 2003, there were outstanding options for the purchase of approximately 2,065,000 shares of common stock of the Company (Common Stock), of which options for approximately 1,835,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or to factors relating to the EMS and computer industries or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s major market risk relates to its secured debt. The term and revolving debt is secured substantially by all of the Company’s assets. The interest rates applicable to the Company’s revolving loan fluctuate with the JP Morgan Chase Bank prime rate. As of October 22, 2003, the JP Morgan Chase Bank prime rate was 4.00%.

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

Item 4.	Controls and Procedures

a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

b)	There have been no changes during the quarter covered by this report in the Company’s internal controls over financial reporting during the quarterly period ended September 27, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting or in other factors which could significantly affect internal controls over financial reporting.

PART II. OTHER INFORMATION:

Item 4.	Submissions of Matters to a Vote of Security Holders

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

(10.1)	Fifth Amendment to Financing Agreement
(31.1)	Certification of Chief Executive Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)
(31.2)	Certification of Chief Financial Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)
(32.1)	Certification of Chief Executive Officer (18 U.S.C. 1350)
(32.2)	Certification of Chief Financial Officer (18 U.S.C. 1350)

(b) Reports on Form 8-K

August 20, 2003 – Press Release of Financial Results Ended June 28, 2003

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/s/ JACK W. OEHLKE	November 11, 2003

Jack W. Oehlke (Director, President and Chief Executive Officer)	Date:

/s/ RONALD F. KLAWITTER	November 11, 2003

Ronald F. Klawitter (Principal Financial Officer Principal Accounting Officer)	Date: