Form 10-Q
period 2003-12-27
KEY TRONIC CORP
filed 2004-02-10
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 27, 2003

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

At February 9, 2004, 9,672,580 shares of Common Stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

*	Items are not applicable

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 27, 2003	June 28, 2003
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$869	$956
Trade receivables, less allowance for doubtful accounts of $72 and $105	18,746	17,078
Inventories	21,695	24,151
Other	2,309	2,050

Total current assets	43,619	44,235

Property, plant and equipment –net	11,111	11,982

Other assets:
Restricted cash	600	1,142
Other, net of accumulated amortization of $562 and $565	898	1,001
Goodwill	765	765

Total other assets	2,263	2,908

Total assets	$56,993	$59,125

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term obligations	$461	$730
Accounts payable	14,948	13,145
Accrued compensation and vacation	2,845	4,213
Litigation settlement - short-term	800	1,124
Other	2,145	3,240

Total current liabilities	21,199	22,452

Long-term liabilities:
Revolving loan – long-term	9,719	9,864
Litigation settlement – long-term	2,171	2,593
Other	1,051	1,096

Total long-term liabilities	12,941	13,553

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, no par value - shares authorized 25,000; outstanding 9,673 and 9,673	38,393	38,393
Accumulated deficit	(15,540)	(15,273)

Total shareholders’ equity	22,853	23,120

Total liabilities and shareholders’ equity	$56,993	$59,125

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarters Ended
	December 27, 2003	December 28, 2002
	(in thousands, except per share amounts)
Net sales	$32,567	$30,552
Cost of sales	29,835	27,068

Gross margin	2,732	3,484

Operating expenses:
Research, development and engineering	589	774
Selling	338	456
General and administrative	1,730	1,832

Total operating expenses	2,657	3,062

Operating income	75	422

Interest expense	265	260
Other income, net	(13)	(28)

Income (loss) before income tax provision	(177)	190

Income tax provision	110	116

Net income (loss)	$(287)	$74

Earnings per share:

Earnings (loss) per common share - basic and diluted	$(0.03)	$0.01
Weighted average shares outstanding – basic and diluted	9,673	9,673

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended
	December 27, 2003	December 28, 2002
	(in thousands, except per share amounts)
Net sales	$67,219	$64,586
Cost of sales	61,071	57,596

Gross profit on sales	6,148	6,990

Operating expenses:
Research, development and engineering	1,288	1,484
Selling	846	923
General and administrative	3,495	3,626

Total operating expenses	5,629	6,033

Operating income	519	957

Interest expense	522	497
Litigation settlement	—	(12,186)
Other income	(19)	(262)

Income (loss) before income tax provision	16	12,908

Income tax provision	283	355

Net income (loss)	$(267)	$12,553

Earnings (loss) per share:

Earnings (loss) per common share - basic and diluted	$(0.03)	$1.30
Weighted average shares outstanding – basic and diluted	9,673	9,673

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 27, 2003	December 28, 2002
	(in thousands)
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net income (loss)	$(267)	$12,553
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,438	1,497
Provision for (recovery of) obsolete inventory	(575)	93
Provision for (recovery of) doubtful receivables	—	(56)
Provision for warranty	70	0
Litigation settlement	—	(12,186)
(Gain) loss on disposal of assets	14	(16)

Changes in operating assets and liabilities:
Trade receivables	(1,668)	5,138
Inventories	3,031	(1,199)
Other assets	(375)	99
Accounts payable	1,803	(1,770)
Accrued compensation and vacation	(1,368)	144
Litigation settlement	(746)	(2,821)
Other liabilities	(1,441)	(374)

Cash provided by (used in) operating activities	(84)	1,102

Cash flows from investing activities:
Purchase of property and equipment	(368)	(1,093)
Increase (decrease) in restricted cash	542	(421)
Proceeds from sale of property and equipment	2	26

Cash provided by (used in) investing activities	176	(1,488)

Cash flows from financing activities:
Payment of financing costs	(35)	(150)
Borrowings under revolving credit agreement	67,622	70,566
Repayment of revolving credit agreement	(67,766)	(70,002)

Cash (used in) provided by financing activities	(179)	414

Net increase (decrease) in cash and cash equivalents	(87)	28

Cash and cash equivalents, beginning of period	956	1,205

Cash and cash equivalents, end of period	$869	$1,233

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation, in all material respects, of the financial position, results of operations, and cash flows for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-K report for the fiscal year ended June 28, 2003. Certain reclassifications have been made for consistent presentation.

On October 24, 2002, the Company announced the settlement of the litigation with F&G Scrolling Mouse LLC as explained in greater detail in Note 8 to these financial statements. Because this settlement was material to the Company’s financial position and results of operations, and because the settlement was reached prior to publication of the six months ended December 28, 2002 quarterly report, the financial statements of the first quarter of fiscal year 2003 have been adjusted to incorporate the settlement within them. Readers should be aware that the reported earnings for the six months ended December 28, 2002, include a one-time benefit for reversal of previously recorded litigation expense.

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

2. INVENTORIES

	December 27, 2003	June 28, 2003
	(in thousands)
Finished goods	$8,307	$9,439
Work-in-process	2,360	3,117
Raw materials and supplies	14,469	15,108
Reserve for obsolescence	(3,441)	(3,513)

	$21,695	$24,151

3. LONG-TERM OBLIGATIONS

On August 22, 2001, the Company entered into a finance agreement with CIT Group/Business Credit, Inc. for up to $25 million. The revolving loan is secured by substantially all the assets of the Company. The agreement specifies four different levels of margin to be added to the prime rate between 0.25% and 1.00% depending on certain financial covenants calculated by the Company. The prime rate is based on the JP Morgan Chase prime rate. The margin applicable at December 27, 2003 was 0.50%. The full rate of interest as of December 27, 2003 was 4.5%. On November 19, 2002 a third amendment to the financing agreement was signed. The amendment contains financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization (EBITDA), and a minimum fixed charge ratio. The amendment also extended the term of the agreement by one year. The agreement was effective on August 24, 2001, (the closing date of the agreement) and will now terminate on August 23, 2005. A fifth amendment was entered into as of September 30, 2003. This amendment changes the existing financial covenants by raising the minimum monthly EBITDA requirement and slightly raising the minimum fixed charge ratio. At the Company’s request, the amount of the credit facility was reduced to $20 million from $25 million. The Company believes the original credit facility amount was more than the Company could utilize and the reduction to $20 million will result in a decrease in the annual fees paid by the Company under the credit facility. The fifth amendment also permits the Company to include the accounts receivable from one of the Company’s foreign customers, and a portion of the Company’s finished goods inventory, as borrowing collateral. As of December 27, 2003, the Company was in compliance with all loan covenants. At December 27, 2003, the outstanding revolving credit balance was approximately $9,719,000 compared to approximately $9,864,000 at fiscal year end June 28, 2003.

4. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	December 27, 2003	December 28, 2002
	(in thousands)
Interest payments	$391	$262
Income tax payments, net of refunds	324	191

As of December 27, 2003, and June 28, 2003, the Company’s cash balances included restricted cash of $600,089 and $1,142,069, respectively. The $600,089 includes two amounts; $506,308 is a deposit required by the state of Washington for self-insurers that would cover the Company’s maximum calculated workers’ compensation liability in the event of default by the Company. The remaining $93,780 is the amount of uncollected funds in the Company’s depository account as of December 27, 2003. Such funds are considered restricted, because they cannot be used for any other purpose than to decrease the Company’s revolving debt.

5. INCOME TAXES

The income tax provision for the second quarter of fiscal year 2004 was $110,000 compared to an income tax provision of $116,000 for the second quarter of the prior fiscal year. The provisions for the first six months of fiscal years 2004 and 2003 were $283,000 and $355,000, respectively. The provisions for the second quarters and first six months of fiscal years 2004 and 2003 were attributable to the taxable earnings of foreign subsidiaries. The Company has tax loss carryforwards of approximately $54 million, which expire in varying amounts in the years 2006 through 2022. Management has determined that a valuation allowance equal to any deferred tax asset is appropriate.

6. EARNINGS PER SHARE

Basic EPS is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding during the period (in thousands, except per share info. and shares outstanding):

	Quarters Ended
	December 27, 2003	December 28, 2002
Net income (loss) available to shareholders	$(287)	$74
Weighted average shares outstanding	9,672,580	9,672,580
Basic earnings per share	$(0.03)	$0.01

Diluted shares outstanding	9,752,455	9,672,580
Diluted earnings per share	$(0.03)	$0.01

	Six Months Ended
	December 27, 2003	December 28, 2002
Net income available to shareholders	$(267)	$12.553
Weighted average shares outstanding	9,672,580	9,672,580
Basic earnings per share	$(0.03)	$1.30

Diluted shares outstanding	9,766,287	9,672,580
Diluted earnings per share	$(0.03)	$1.30

At the quarter and six months ended December 27, 2003, stock options were excluded from the computation of diluted earnings per share as they were anti-dilutive due to the net loss that occurred in both periods. During the second quarter and six months ended December 28, 2002, there were no dilutive shares as the option prices were higher than the average market price.

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

For purposes of disclosure under SFAS No. 123 and No. 148, the following is the pro forma effect of the options had they been recorded under the fair value based method (in thousands, except per share info):

	Quarters Ended		Six Months Ended
	December 27 2003	December 28 2002	December 27 2003	December 28 2002
Net income (loss), as reported	$(287)	$74	$(267)	$12,553
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based Employee compensation expense determined under fair value based method for all awards, net of related tax effects	(113)	(114)	(128)	(140)

Pro forma net income (loss)	$(400)	$(40)	$(395)	$12,413

Earnings per share:

Basic and diluted - as reported	$(0.03)	$(0.01)	$(0.03)	$1.30

Basic and diluted – pro forma	$(0.04)	$(0.00)	$(0.04)	$1.24

The fair value of each option grant is estimated on the date of grant using the following assumptions: 0% dividend yield, stock price volatility of 81.2% to 81.3% and risk free interest rates of 4.6% to 6.1%.

8. COMMITMENTS AND CONTINGENCIES

The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $1.2 million at December 27, 2003.

The Company leases some of its facilities, certain equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates during the next nine years.

The Company provides warranties on certain product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.

Components of the reserve for warranty costs during the six months ended December 27, 2003:

Balance at June 28, 2003	$161,144
Additions related to current period sales	30,000
Warranty costs incurred in the current period	(35,975)

Balance at September 27, 2003	$155,169

Additions related to current period sales	$40,000
Warranty costs incurred in the current period	(55,041)

Balance at December 27, 2003	$140,128

Litigation Settlement: On December 20, 2001, a jury in Seattle federal court rendered a verdict in the case of F&G Scrolling Mouse, LLC, Fernando Falcon and Federico Gilligan v. Microsoft Corporation, Honeywell, Inc., and Key Tronic Corporation, United States District Court for the Western District of Washington, Case No. C99-995C (the “litigation”) finding that Key Tronic misappropriated trade secrets and breached a confidentiality agreement with Plaintiffs. The jury awarded damages to the Plaintiffs in the amount of $16.5 million. The judgment against the Company was subsequently increased to approximately $19.2 million through an award of pre-judgment interest. On October 24, 2002, the Company reached a settlement of the litigation with the Plaintiffs (hereafter called “F&G”). Under the terms of the settlement, the Company has agreed to pay F&G a total of $7.0 million. The Company was required to make an initial payment to F&G of

$2.5 million, as well as make quarterly payments to F&G of $200,000 or 50% of Key Tronic’s operating income, whichever is greater, until the total payment of $7.0 million has been made, provided the total payment is completed by December 15, 2005. As of December 27, 2003, the Company made payments to F&G totaling approximately $4.0 million.

If the total of $7.0 million is not paid by 12/15/2005, the total settlement amount increases on 12/15/2005 to $7.6 million. If payment of $7.6 million is not completed by 12/15/2006 the total settlement amount increases to $8.2 million. If payment of $8.2 million is not completed by 12/15/2007 the total settlement amount increases to $8.8 million. If payment of $8.8 million is not completed by 12/15/2008 the total settlement amount increases to $9.7 million. If payment of $9.7 million is not completed by 12/15/2009 the total settlement amount increases to $10.6 million. If payment of $10.6 million is not made by 12/15/2010 the total settlement amount increases to $11.5 million. Any unpaid balance remaining at 12/15/2011 will accrue interest thereafter at prime plus 1 1/2% per annum until paid. If the Company fails to make any minimum quarterly payment when due, Plaintiffs have the right to accelerate all remaining payments in the amount of $11.5 million less any amounts previously paid.

Reported earnings for the six months ended December 28, 2002, include a one-time benefit of $12.2 million ($1.26 per share) for reversal of previously recorded litigation expense.

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

OVERVIEW

Key Tronic Corporation is an independent provider of electronic manufacturing services (EMS) for original equipment manufacturers (OEMs). The Company’s core strengths include innovative design and engineering expertise in electronics, mechanical engineering, and precision molding and tooling combined with high-quality, low-cost production and assembly on a global basis. This global production capability provides customers with benefits of improved supply-chain management, reduced inventories, lower transportation costs, and reduced product fulfillment time.

The EMS industry has historically experienced growth over the long-term as more OEMs shift to outsourced manufacturing, and industry trends continue to be very positive. The Company believes that it is positioned in the EMS industry to expand its customer base and continue business growth.

Key Tronic currently has 22 EMS customers, up from 15 at the end of the second quarter of fiscal 2003. Some of these customers have programs that represent small annual revenue streams and some have multi-million-dollar potential. The Company’s new customer relationships involve a variety of products, including consumer electronics and plastics, household products, gaming devices, educational toys, exercise equipment, specialty printers and computer accessories.

The EMS industry is intensely competitive, and Key Tronic, at this time, has under 1% of the potential market. The Company is planning for growth in coming quarters by expanding its manufacturing capacity and continuing to improve its manufacturing processes. The Company believes that it can win new business, particularly those programs that may be initially too small for larger contract manufacturers. Current challenges facing the Company include the following:

•	Winning new customers

•	Improving operating margins

•	Controlling costs

•	Developing competitive pricing strategies

The Company continues to maintain a strong balance sheet in spite of recent financial losses with a current ratio of 2.1 to 1 and a debt to equity ratio of .4 to 1. The Company maintains a good working relationship with its asset-based lender, and it believes that internally generated funds and its revolving line of credit should provide adequate capital for its planned growth.

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

Accrued Warranty: An accrual is made for expected warranty costs, with the related expense recognized in cost of goods sold. Management reviews the adequacy of this accrual quarterly based on historical analysis and anticipated product returns. Over the course of the past three years, the Company’s warranty expense has decreased. As the Company has made the transition from primarily manufacturing keyboards to electronic manufacturing services (“EMS”), its exposure to potential warranty claims has declined significantly. The Company’s warranty period for keyboards is significantly longer than that for EMS products. Also the Company does not warrant design defects in products manufactured for EMS customers.

Income Taxes: The Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with evaluating temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s balance sheet. A valuation allowance against deferred tax assets is required whenever the recovery of the assets from future earnings is considered doubtful. As of December 27, 2003, the Company had approximately $54 million in tax loss carryforwards, which will begin expiring in 2006. In fiscal 2002, the Company wrote off its net deferred tax assets totaling approximately $5 million by recording additional income tax expense and increasing the valuation allowance for the deferred tax assets. The Company’s management made this decision as a result of the large financial loss recorded in that fiscal year and uncertainty due to a verdict rendered in the F&G Scrolling Mouse LLC litigation (see discussion of litigation settlement under Commitments and Contingencies).

Although the Company has a history of operating losses, it is possible that future earnings may require the reinstatement of all or a portion of the deferred tax assets. If this should occur, an income tax benefit would be recorded, and this would have a favorable effect on reported earnings per share in the period of the adjustment.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Operating activities used $0.08 million of cash during the first six months of fiscal year 2004 versus $1.1 million of cash provided by operating activities during the same period of the prior year. The decrease in cash provided by operating activities was due to an increase in accounts receivable, and a decrease in accrued compensation and vacation, as well as a decrease in other liabilities. The increase in accounts receivable from the fiscal year end was due primarily to a reduction in revenue from one of the Company’s largest customers that pays early to receive a discount instead of paying in standard trade terms. The decrease in revenue from this customer was offset by increased revenue from other customers that have longer payment terms. This change in the mix of revenue resulted in higher days sales outstanding compared to last year. The decrease in accrued compensation and vacation was the result of the payment of incentive compensation bonuses that were previously accrued at the 2003 fiscal year end.

Offsetting the uses in cash were a decrease in inventories and an increase in the Company’s accounts payable to vendors. The decrease in inventories was due primarily to a concerted effort to reduce inventory on hand and reduce raw materials lead times. Also contributing to the reduction in inventories was a decrease in inventory in the channel of one of the Company’s major keyboard distribution customers. The increase in accounts payable resulted from the Company obtaining extended payment terms from a significant number of its vendors.

Capital Expenditures

During the first six months of fiscal year 2004, the Company spent $0.4 million versus $1.1 million for capital additions in the same period in the previous fiscal year. The Company’s capital expenditures for the first six months ended December 27, 2003 primarily consisted of purchases of manufacturing and computer equipment to support its worldwide operations. The $1.1 million in capital expenditures during the first six months of fiscal year 2003 was primarily for production equipment purchased for the Company’s Las Cruces facility. The Company anticipates capital expenditures of approximately $1.2 million through the remainder of the current fiscal year ending July 3, 2004. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS, pages 17-18. Capital expenditures are expected to be financed with internally generated funds.

Financing Cash Flow

The Company continues to finance its operations through the CIT Group using a revolving credit facility. The revolving loan is secured by substantially all the assets of the Company. Interest applicable on this loan is based on a predetermined margin rate (see Note 3) plus the JP Morgan stated prime rate. The Company was paying total interest of 4.5% on the amount outstanding at the quarter ending December 27, 2003. The amount outstanding on the revolving loan on December 27, 2003 was $9,719,000. The Company has the ability to borrow up to $20 million under this credit facility with approximately $5.1 million available at December 27, 2003 based on collateral held at that time. Cash requirements of the Company are affected by the level of current operations and new EMS programs. The Company utilizes available cash to fund these requirements and believes it achieves its objectives and has positioned itself to grow and expand its business. Operating leases are often utilized when technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Payments Due by Period

	Total	6 Mos. FY04	FY05	FY06	FY07	FY08	Future Years
Litigation Settlement (1)	2,971	400	800	1,771
CIT Revolving Loan (2)	9,719				9,719
Leases (3)	7,777	1,723	2,336	1,483	648	446	1,141

1)	For an in-depth discussion of the litigation settlement, please see Note 8, “Commitments and Contingencies”. In accordance with the terms of the litigation settlement, the Company must pay a minimum of $200,000 or fifty percent of its operating earnings each quarter whichever is greater. If the entire remainder of the settlement is not paid by December 15, 2005 additional amounts must be paid. Because payments exceeding $200,000 depend entirely on the Company’s operating earnings, which are not readily determinable, the above table indicates the minimum payments for FY04 and FY05, and the remaining amount owing after those payments is shown in FY06, which includes December 2005. At this time, the Company expects to pay the entire settlement amount by December 15, 2005.
2)	The terms of the CIT revolving loan are discussed in Note 3, “Long-Term Obligations”. The Company’s current financing agreement with CIT terminates on August 23, 2006, at which time the unpaid balance of the revolving loan will become immediately payable. However, the Company will more likely than not extend or replace its revolving loan agreement prior to that date. The amount payable on the Company’s revolving loan changes daily depending upon the amount of cash borrowed to support its operations and the amount of customer payments received. Under the terms of the Company’s agreement with CIT, all customers’ payments are applied against the outstanding revolving loan balance as soon as the amounts clear through the banking system.

Under the terms of the revolving credit agreement, the Company must meet a number of financial covenants. As of December 27, 2003, the Company was in compliance with all of its loan covenants. Breaching one or more of these covenants could have a material impact on the Company’s operations.

3)	The Company maintains vertically integrated manufacturing operations in Mexico and Shanghai, China. Such operations are heavily dependent upon technically superior manufacturing equipment including molding machines in various tonnages, SMT lines, and automated insertion and test equipment for all of the various products that the Company is capable of producing.

In addition, the Company leases most of its administrative and manufacturing facilities. A complete discussion of properties can be found in the Company’s annual 10-K Report that was filed in September 2003.

Leases have proven to be an acceptable method for the Company to acquire new or replacement equipment and to maintain many facilities with a minimum impact on its operating cash flows.

In addition to the cash requirements presented in tabular format, the Company also owes its suppliers approximately $14.9 million for accounts payable and shipments in transit at the end of the quarter. The Company generally pays its suppliers in a range from 30 to 120 days depending on terms offered. Quarterly payments to suppliers normally average between $15 and $20 million. These payments are financed by the Company’s revolving line of credit.

As of December 27, 2003, the Company had open purchase order commitments for materials and other supplies of approximately $23 million and open orders for capital expenditures of approximately $1.2 million. Of the $23 million in open purchase orders, there are at least 3 blanket orders for annual requirements. Actual needs under these blanket purchase orders fluctuate with the Company’s manufacturing levels. In addition, the Company has contracts with its customers that minimize its exposure to losses for material purchased within lead-times necessary to meet customer forecasts.

Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with the Company’s suppliers. These agreements depend in part on the type of product purchased as well as the circumstances surrounding any requested cancellations.

The majority of the $1.2 million in open purchase orders for capital expenditures will be billed back to the Company’s customers under various project agreements.

The Company believes that funds available under the revolving credit facility and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

RESULTS OF OPERATIONS

NET SALES

	December 27, 2003	December 28, 2002
Quarter Ended	$32.6 million	$30.6 million
Six Months Ended	$67.2 million	$64.6 million

One of the Company’s major customers decreased orders during the second quarter and six months ended December 27, 2003. This was offset by increased sales to other customers.

Gross Margins

	December 27, 2003	December 28, 2002
Quarter Ended	8.4%	11.4%
Six Months Ended	9.1%	10.8%

Gross margins decreased in both the second quarter and six months ended December 27, 2003. Even though sales increased in both periods, the overall sales mix of revenues changed. One of the Company’s major customers decreased orders significantly. These decreased orders were offset by increased orders from some of the Company’s other customers. The margins on offsetting sales are not as favorable as the margins on the decreased business.

Research, Development and Engineering

(% are stated as of sales)

	December 27, 2003	December 28, 2002
Quarter Ended	$0.6 million/1.8%	$0.8 million/2.5%
Six Months Ended	$1.3 million/1.9%	$1.5 million/2.3%

Research, development and engineering (R,D&E) expenses decreased for both the quarter and six months ended December 27, 2003 primarily due to a reduction in payroll expense.

Selling

(% are stated as of sales)

	December 27, 2003	December 28, 2002
Quarter Ended	$0.3 million/1.0%	$0.5 million/1.5%
Six Months Ended	$0.8 million/1.3%	$0.9 million/1.4%

The decrease in selling expenses for the quarter and six months ended December 27, 2003 is primarily due to decreased commission expenses.

General and Administrative

(% are stated as of sales)

	December 27, 2003	December 28, 2002
Quarter Ended	$1.7 million/5.3%	$1.8 million/6.0%
Six Months Ended	$3.5 million/5.2%	$3.6 million/5.6%

The decrease in overall general and administrative (G&A) expenses for the quarter and six months ended December 27, 2003 is primarily due to a reduction in payroll expense.

INTEREST

	December 27, 2003	December 28, 2002
Quarter Ended	$0.27 million	$0.26 million
Six Months Ended	$0.52 million	$0.50 million

Interest expense has not fluctuated significantly because borrowing amounts and interest rates have been relatively stable.

INCOME TAXES

The income tax provision for the second quarter of fiscal year 2004 was $110,000 compared to an income tax provision of $116,000 for the second quarter of the prior fiscal year. The provisions for the first six months of fiscal years 2004 and 2003 were $283,000 and $355,000, respectively. The provisions for the second quarters and first six months of fiscal years 2004 and 2003 were attributable to the taxable earnings of foreign subsidiaries. The Company has tax loss carryforwards of approximately $54 million, which expire in varying amounts in the years 2006 through 2022. Management has determined that a valuation allowance equal to any deferred tax asset is appropriate.

BACKLOG

	December 27, 2003	December 28, 2002
Quarter Ended	$47.9 million	$26.5 million

As of June 28, 2003, the Company had an order backlog of approximately $18.1 million. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months although shipment dates are subject to change due to design modifications or other customer requirements. Order backlog should not be considered an accurate measure of future sales.

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

Stock and Dilution Price Volatility As of December 27, 2003, there were outstanding options for the purchase of approximately 2,103,000 shares of common stock of the Company (Common Stock), of which options for approximately 1,936,000 shares were vested and exercisable. Of the outstanding options, 45% have exercise prices more than twice the closing price on December 27, 2003. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or to factors relating to the EMS and computer industries or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s major market risk relates to its secured debt. The term and revolving debt is secured substantially by all of the Company’s assets. The interest rates applicable to the Company’s revolving loan fluctuate with the JP Morgan Chase Bank prime rate. As of February 6, 2004, the JP Morgan Chase Bank prime rate was 4.00%.

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

Item 4. Controls and Procedures

a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

b)	There have been no changes during the quarter covered by this report in the Company’s internal controls over financial reporting during the quarterly period ended December 27, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting or in other factors which could significantly affect internal controls over financial reporting.

PART II. OTHER INFORMATION:

Item 4. Submissions of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on October 23, 2003 at which shareholders voted on proposals as follows:

	Votes For	Votes Against or Withheld	Votes Abstained	Broker Non-Votes
Proposal 1. Election of Directors:

Jack W. Oehlke	8,785,653	154,169
Dale F. Pilz	8,739,207	200,615
Wendell J. Satre	8,303,419	636,403
Yacov A. Shamash	8,790,318	149,504
Patrick Sweeney	8,757,637	182,185
William E. Terry	8,757,899	181,923

Proposal 2. Ratification of Appointment of BDO Seidman, LLP as independent auditors for fiscal year 2004.	8,815,307	102,765	21,750

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(31.1)	Certification of Chief Executive Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)
(31.2)	Certification of Chief Financial Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)
(32.1)	Certification of Chief Executive Officer (18 U.S.C. 1350)
(32.2)	Certification of Chief Financial Officer (18 U.S.C. 1350)

(b) Reports on Form 8-K

October 28, 2003 – Press Release Announcing Results for the Quarter Ended September 27, 2003

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/s/ Jack W. Oehlke	February 10, 2004
Jack W. Oehlke	Date:
(Director, President and Chief Executive Officer)

/s/ Ronald F. Klawitter	February 10, 2004
Ronald F. Klawitter	Date:
(Principal Financial Officer Principal Accounting Officer)