Form 10-Q
period 2004-04-03
KEY TRONIC CORP
filed 2004-05-18
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 3, 2004	Commission File Number Number 0-11559

KEY TRONIC CORPORATION

Washington	91-0849125
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

At May 7, 2004, 9,672,580 shares of Common Stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

*	Items are not applicable

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 3, 2004	June 28, 2003
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,367	$956
Trade receivables, less allowance for doubtful accounts of $54 and $105	17,845	17,078
Inventories	25,426	24,151
Other	2,038	2,050

Total current assets	46,676	44,235

Property, plant and equipment - net	10,784	11,982

Other assets:
Restricted cash	937	1,142
Other (net of accumulated amortization of $634 and $565)	808	1,001
Goodwill	765	765

Total other assets	2,510	2,908

Total assets	$59,970	$59,125

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term obligations	$411	$730
Accounts payable	18,363	13,145
Accrued compensation and vacation	3,387	4,213
Litigation settlement - short-term	910	1,124
Other	1,484	3,240

Total current liabilities	24,555	22,452

Long-term liabilities:
Revolving loan	9,505	9,864
Litigation settlement – long-term	1,861	2,593
Other	1,084	1,096

Total long-term liabilities	12,450	13,553

Total liabilities	37,005	36,005

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, no par value - shares authorized 25,000; issued and outstanding 9,673 and 9,673	38,393	38,393
Accumulated deficit	(15,428)	(15,273)

Total shareholders’ equity	22,965	23,120

Total liabilities and stockholders’ equity	$59,970	$59,125

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarters Ended
	April 3, 2004	March 29, 2003
	(in thousands, except per share amounts)
Net sales	$37,316	$30,645
Cost of sales	33,604	26,867

Gross profit on sales	3,712	3,778

Operating expenses:
Research, development and engineering	638	725
Selling	681	646
General and administrative	1,773	1,799

Total operating expenses	3,092	3,170

Operating income	620	608

Interest expense	(273)	(262)
Other income (expense)	3	(26)

Income before income tax provision	350	320

Income tax provision	238	14

Net income	$112	$306

Earnings per share – basic and diluted:	$0.01	$0.03
Weighted average shares outstanding - basic	9,673	9,673
Weighted average shares outstanding - diluted	9,793	9,675

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended
	April 3, 2004	March 29, 2003
	(in thousands, except per share amounts)
Net sales	$104,535	$95,230
Cost of sales	94,675	84,463

Gross profit on sales	9,860	10,767

Operating expenses:
Research, development and engineering	1,926	2,209
Selling	1,527	1,569
General and administrative	5,268	5,425

Total operating expenses	8,721	9,203

Operating income	1,139	1,564

Interest expense	(795)	(759)
Litigation settlement	—	12,186
Other income	23	236

Income before income tax provision	367	13,227

Income tax provision	522	368

Net income (loss)	$(155)	$12,859

Earnings (loss) per share – basic and diluted:	$(0.02)	$1.33

Weighted average shares outstanding – basic and diluted	9,673	9,673

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	April 3, 2004	March 29, 2003
	(in thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	$(155)	$12,859
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,137	2,204
Provision for (recovery of) obsolete inventory	(530)	123
Recovery of doubtful receivables	—	(56)
Provision for warranty	100	60
Litigation settlement	—	(12,186)
Loss on disposal of assets	12	22

Changes in operating assets and liabilities:
Trade receivables	(767)	5,529
Inventories	(745)	(3,531)
Other assets	(136)	118
Accounts payable	5,218	(3,997)
Accrued compensation and vacation	(826)	1,064
Litigation settlement	(946)	(3,111)
Other liabilities	(2,128)	1,046

Cash provided by operating activities	1,234	144

Cash flows from investing activities:
Purchase of property and equipment	(638)	(1,443)
Increase (decrease) in restricted cash	205	(300)
Proceeds from sale of property and equipment	4	44

Cash used in investing activities	(429)	(1,699)

Cash flows from financing activities:
Payment of financing costs	(35)	(150)
Borrowings under revolving credit agreement	106,292	103,405
Repayment of revolving credit agreement	(106,651)	(102,352)

Cash provided by (used in) financing activities	(394)	903

Net increase (decrease) in cash and cash equivalents	411	(652)

Cash and cash equivalents, beginning of period	956	1,205

Cash and cash equivalents, end of period	$1,367	$553

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

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarter ended April 3, 2004 was a 14 week period, and the quarter ended March 29, 2003 was a 13 week period. Consequently, the first nine months of fiscal 2004 include 40 weeks, and the first nine months of fiscal 2003 consisted of 39 weeks.

On October 24, 2002, the Company announced the settlement of the litigation with F&G Scrolling Mouse LLC as explained in greater detail in Note 8 to these financial statements. Readers should be aware that the reported earnings for the nine months ended March 29, 2003, include a one-time benefit for reversal of previously recorded litigation expense.

1. NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Standard requires that certain freestanding financial instruments be classified as liabilities, including mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. The Company adopted SFAS No. 150 on July 1, 2003. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

2. INVENTORIES

	April 3, 2004	June 28, 2003
	(in thousands)
Finished goods	$8,666	$9,439
Work-in-process	2,776	3,117
Raw materials and supplies	17,279	15,108
Reserve for obsolescence	(3,295)	(3,513)

	$25,426	$24,151

3. LONG-TERM OBLIGATIONS

The Company entered into a financing agreement with CIT Group/Business Credit, Inc. in August of 2001. The financing agreement was for a revolving line of credit for up to $25 million; however, the Company requested that the maximum available line of credit be reduced to $20 million as one of the terms of the Fifth Amendment to the financing agreement executed in September of 2003. The Company requested this decrease because the original credit facility was more than the Company believed it could utilize, and the reduction to $20 million resulted in a decrease in the Company’s annual fees associated with the line of credit.

The financing agreement specifies four different levels of margin to be added to the JP Morgan Chase prime rate between 0.25% and 1.00% depending on certain financial covenants calculated by the Company. The margin applicable at April 3, 2004 was 0.50%. The full rate of interest as of April 3, 2004 was 4.5%.

There have been six amendments to the financing agreement. The most recent amendment is dated February 12, 2004, and its purpose was to change the concentration reserves for some of the Company’s larger customers in anticipation of expected sales volumes over the next several months. The fifth amendment to the agreement, which was signed on September 30, 2003, permitted the Company to borrow against the receivables from one of its foreign customers and to include a portion of its finished goods inventory as borrowing collateral. This amendment also changed some of the financial covenants applicable to the Company and extended the term of the agreement from four years to five years. The financing agreement with CIT will mature on August 23, 2006. Earlier amendments to the financing agreement were primarily to change definitions of eligible accounts and modify loan covenants. The Company must currently maintain covenants for total equity, maximum capital expenditures, minimum earnings before interest, taxes, depreciation and amortization (EBITDA), and it must also maintain a rolling minimum fixed charge ratio.

As of April 3, 2004, the Company was in compliance with all loan covenants, and the outstanding revolving credit balance was approximately $9.5 million compared to approximately $9.9 million outstanding at fiscal year end June 28, 2003.

4. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	April 3, 2004	March 29, 2003
	(in thousands)
Interest payments	$646	$564
Income tax payments, net of refunds	649	250

As of April 3, 2004, and June 28, 2003, the Company’s cash balances included restricted cash of $937,000 and $1,142,000, respectively. The $937,000 includes two amounts; $506,000 is a deposit required by the state of Washington for self-insurers that would cover the Company’s maximum calculated workers’ compensation liability in the event of default by the Company. The remaining $431,000 is the amount of uncollected funds in the Company’s depository account as of April 3, 2004. Such funds are considered restricted, because they cannot be used for any purpose other than to decrease the Company’s revolving debt.

5. INCOME TAXES

The income tax provision for the third quarter of fiscal year 2004 was $238,000 versus an income tax provision of $14,000 for the third fiscal quarter of the prior year. The provisions for the first nine months of fiscal years 2004 and 2003 were $522,000 and $368,000, respectively. The provisions for the third quarters and first nine months of fiscal years 2004 and 2003 were attributable primarily to the taxable earnings of foreign subsidiaries. During the third quarter of fiscal year 2004, one of the Company’s Mexican subsidiaries recorded an adjustment to its provision for income tax related to a statutory income adjustment for calendar year 2003, which was partially offset by reduced Mexican tax rates applicable to foreign income. The provisions for fiscal year 2003 were net of several tax benefits recorded in the third quarter. The Company has tax loss carryforwards of approximately $54 million, which expire in varying amounts in the years 2006 through 2022. Management has determined that a valuation allowance equal to any deferred tax asset is appropriate.

6. EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding during the period (in thousands, except per share info. and shares outstanding):

	Quarters Ended
	April 3, 2004	March 29, 2003
Net income	$112	$306
Weighted average shares outstanding	9,672,580	9,672,580
Basic earnings per share	$0.01	$0.03

Diluted shares outstanding	9,792,893	9,674,503
Diluted earnings per share	$0.01	$0.03

	Nine Months Ended
	April 3, 2004	March 29, 2003
Net income (loss)	$(155)	$12,859
Weighted average shares outstanding	9,672,580	9,672,580
Basic earnings per share	$(0.02)	$1.33

Diluted shares outstanding	9,672,580	9,672,580
Diluted earnings per share	Anti-dilutive	$1.33

During the nine months ended March 29, 2003, there were no dilutive shares as the option prices were higher than the average market price. During the nine months ended April 3, 2004, there were 103,740 options excluded from the diluted earnings per share as they were anti-dilutive due to the loss incurred.

7. STOCK OPTIONS

As allowed by SFAS No. 123, “Accounting for Stock Based Compensation”, the Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN No. 44). Accordingly, no compensation is recognized for employee or director stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at date of grant. If the exercise price is less than the market value at the date of grant, the difference is recognized as deferred compensation expense, which is amortized over the vesting period of the options. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 under the fair value based method.

For purposes of disclosure under SFAS No. 123 and No. 148, the following is the pro forma effect of the options had they been recorded under the fair value based method (in thousands, except per share info):

	Quarters Ended		Nine Months Ended
	April 3 2004	March 29 2003	April 3 2004	March 29 2003
Net income (loss), as reported	$112	$306	$(155)	$12,859
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based Employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	0	(128)	(140)

Pro forma net income (loss)	$112	$306	$(283)	$12,719

Earnings (loss) per share:

Basic and diluted - as reported	$0.01	$0.03	$(0.02)	$1.33

Basic and diluted – pro forma	$0.01	$0.03	$(0.03)	$1.31

The fair value of each option grant is estimated on the date of grant using the following assumptions: 0% dividend yield, 5-year life, stock price volatility of 81.2% to 81.3% and risk free interest rates of 4.6% to 6.1%.

8. COMMITMENTS AND CONTINGENCIES

The amount of firm commitments to contractors and suppliers for capital expenditures was approximately $.7 million at April 3, 2004.

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

Components of the reserve for warranty costs during the nine months ended April 3, 2004:

Balance at June 28, 2003	$161,144
Additions related to current period sales	30,000
Warranty costs incurred in the current period	(35,975)

Balance at September 27, 2003	155,169

Additions related to current period sales	40,000
Warranty costs incurred in the current period	(55,041)

Balance at December 27, 2003	140,128

Additions related to current period sales	30,000
Warranty costs incurred in the current period	(44,500)

Balance at April 3, 2004	$125,628

Litigation Settlement: On December 20, 2001, a jury in Seattle federal court rendered a verdict in the case of F&G Scrolling Mouse, LLC, Fernando Falcon and Federico Gilligan v. Microsoft Corporation, Honeywell, Inc., and Key Tronic Corporation, United States District Court for the Western District of Washington, Case No. C99-995C (the “litigation”) finding that Key Tronic misappropriated trade secrets and breached a confidentiality agreement with Plaintiffs. The jury awarded damages to the Plaintiffs in the amount of $16.5 million. The judgment against the Company was subsequently increased to approximately $19.2 million through an award of pre-judgment interest. On October 24, 2002, the Company reached a settlement of the litigation with the Plaintiffs (hereafter called “F&G”). Under the terms of the settlement, the Company has agreed to pay F&G a total of $7.0 million. The Company was required to make an initial payment to F&G of $2.5 million, as well as make quarterly payments to F&G of $200,000 or 50% of Key Tronic’s operating income, whichever is greater, until the total payment of $7.0 million has been made, provided the total payment is completed by December 15, 2005. As of April 3, 2004, the Company has made payments to F&G totaling approximately $ 4.2 million.

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

The number of Key Tronic EMS customers have continued to increase during the third quarter of fiscal 2004. Some of these customers have programs that represent small annual revenue streams and some have multi-million-dollar potential. The Company’s new customer relationships involve a variety of products, including consumer electronics and plastics, household products, gaming devices, educational toys, exercise equipment, specialty printers and computer accessories.

The EMS industry is intensely competitive, and Key Tronic, at this time, has under 1% of the potential market. The Company is planning for growth in coming quarters by expanding its worldwide manufacturing capacity and continuing to improve its manufacturing processes. The Company believes that it can win new business, particularly those programs that may be initially too small for larger contract manufacturers. Current challenges facing the Company include the following:

•	Winning new customers

•	Improving operating margins

•	Controlling costs

•	Developing competitive pricing strategies

The Company maintains a strong balance sheet with a current ratio of 1.9 to 1 and a long-term debt to equity ratio of .5 to 1. The Company maintains a good working relationship with its asset-based lender, and it believes that internally generated funds and its revolving line of credit should provide adequate capital for its planned growth.

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

Inactive, Obsolete and Surplus Inventory Reserve: The Company reserves for inventories that it deems inactive, obsolete or surplus. This reserve is calculated based upon the demand for the products that the Company produces. Demand is determined by expected sales or customer forecasts. If expected sales do not materialize, the Company would have surplus inventory in excess of its reserves, and it would be necessary to charge the excess against future earnings. When the Company has purchased material based upon a customer’s forecast, it is usually covered by lead-time assurance agreements. These agreements state that the financial liability for material purchased within lead-time and based upon the customer’s forecasts, lies with the customer. If the Company purchases material outside the lead-time assurance agreement and the customer’s forecasts do not materialize, the Company would have the financial liability and would have to charge the excess against future earnings.

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

Accrued Warranty: An accrual is made for expected warranty costs, with the related expense recognized in cost of goods sold. Management reviews the adequacy of this accrual quarterly based on historical analysis and anticipated product returns. Over the course of the past three years, the Company’s warranty expense has decreased. As the Company has made the transition from primarily manufacturing keyboards to EMS, its exposure to potential warranty claims has declined significantly. The Company’s warranty period for keyboards is significantly longer than that for EMS products. Also the Company does not warrant design defects in products manufactured for EMS customers.

Income Taxes: The Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with evaluating temporary differences in recognition of income

(loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s balance sheet. A valuation allowance against deferred tax assets is required whenever the recovery of the assets from future earnings is considered doubtful. As of April 3, 2004, the Company had approximately $54 million in tax loss carryforwards, which will begin expiring in 2006. In fiscal 2002, the Company wrote off its net deferred tax assets totaling approximately $5 million by recording additional income tax expense and increasing the valuation allowance for the deferred tax assets. The Company’s management made this decision as a result of the large financial loss recorded in that fiscal year and uncertainty due to a verdict rendered in the F&G Scrolling Mouse LLC litigation (see Note #8 on pages 10-11).

Although the Company has a history of operating losses, it is possible that future earnings may require the reinstatement of all or a portion of the deferred tax assets. If this should occur, an income tax benefit would be recorded, and this would have a favorable effect on reported earnings per share in the period of the adjustment.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Operating activities provided $1.2 million of cash during the first nine months of fiscal year 2004 versus $.1 million of cash provided by operating activities during the same period of the prior year. The increase in cash provided by operating activities was due primarily to an increase in accounts payable offset by decreases in accrued compensation and vacation, litigation payments, and other liabilities. The increase in accounts payable from the fiscal year end was due primarily to extended payment terms from some of the Company’s largest suppliers. The decrease in litigation payments during the current year was due to the initial $2.5 million settlement payment that was made in the second quarter of fiscal 2003. The decrease in accrued compensation and vacation was the result of the payment of incentive compensation bonuses that were previously accrued at the 2003 fiscal year end. The decrease in other liabilities was primarily due to decreased accruals for certain sales and marketing promotional programs and a decrease in deferred revenue associated with one of the Company’s keyboard distribution customers.

Capital Expenditures

During the first nine months of fiscal year 2004, the Company spent $.6 million versus $1.4 million for capital additions in the same period in the previous fiscal year. The Company’s capital expenditures for the first nine months ended April 3, 2004 primarily consisted of purchases of manufacturing and computer equipment to support its worldwide operations. The $1.4 million in capital expenditures during the first nine months of fiscal year 2003 was primarily for production equipment purchased for the Company’s Las Cruces facility. The Company anticipates capital expenditures of approximately $.6 million through the remainder of the current fiscal year ending July 3, 2004. Actual capital expenditures may vary from anticipated expenditures depending upon future results of operations. See RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS, pages 16-17. Capital expenditures are expected to be financed with internally generated funds. Leases are often utilized when technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership.

Financing Cash Flow

The Company continues to finance its operations through the CIT Group using a revolving credit facility. The revolving loan is secured by substantially all the assets of the Company. Interest applicable on this loan is based on a predetermined margin rate (see Note 3) plus the JP Morgan stated prime rate. The Company was paying total interest of 4.5% on the amount outstanding at April 3, 2004. The amount outstanding on the revolving loan on April 3, 2004 was $9.5 million. The Company has the ability to borrow up to $20 million under this credit facility with approximately $4.3 million available at April 3, 2004 based on collateral held at that time. Cash requirements of the Company are affected by the level of current operations and new EMS programs. The Company utilizes cash to fund these requirements and believes it has positioned itself to grow and expand its business.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Payments Due by Period

	Total	3 Mos. FY04	FY05	FY06	FY07	FY08	Future Years
Litigation Settlement (1)	2,771	310	800	1,661
CIT Revolving Loan (2)	9,505				9,505
Capital and Operating Leases (3)	7,694	771	2,640	1,833	862	448	1,140
Purchasing Orders (4)

1)	For an in-depth discussion of the litigation settlement, please see Note 8, “Commitments and Contingencies”. In accordance with the terms of the litigation settlement, the Company must pay a minimum of $200,000 or fifty percent of its operating earnings each quarter whichever is greater. If the entire remainder of the settlement is not paid by December 15, 2005 additional amounts must be paid. Because payments exceeding $200,000 depend entirely on the Company’s operating earnings, which are not readily determinable, the above table indicates the minimum payments for FY05, and the remaining amount owing after those payments is shown in FY06, which includes December 2005. At this time, the Company expects to pay the entire settlement amount by December 15, 2005.

2)	The terms of the CIT revolving loan are discussed in Note 3, “Long-Term Obligations”. The Company’s current financing agreement with CIT terminates on August 23, 2006, at which time the unpaid balance of the revolving loan will become immediately payable. However, the Company will more likely than not extend or replace its revolving loan agreement prior to that date. The amount payable on the Company’s revolving loan changes daily depending upon the amount of cash borrowed to support its operations and the amount of customer payments received. Under the terms of the Company’s agreement with CIT, all customers’ payments are applied against the outstanding revolving loan balance as soon as the amounts clear through the banking system.
Under the terms of the revolving credit agreement, the Company must meet a number of financial covenants. As of April 3, 2004, the Company was in compliance with all of its loan covenants. Breaching one or more of these covenants could have a material impact on the Company’s operations.
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
Subsequent to the quarter ended April 3, 2004, the Company entered into a $320,000 capital lease for production equipment.
4)	As of April 3, 2004, the Company had open purchase order commitments for materials and other supplies of approximately $30 million and open orders for capital expenditures of approximately $.7 million. Of the $30 million in open purchase orders, there are at least 3 blanket orders for annual requirements. Actual needs under these blanket purchase orders fluctuate with the Company’s manufacturing levels. In addition, the Company has contracts with its customers that minimize its exposure to losses for material purchased within lead-times necessary to meet customer forecasts. The majority of the $.7 million in open purchase orders for capital expenditures will be billed back to the Company’s customers under various project agreements. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with the Company’s suppliers. These agreements depend in part on the type of product purchased as well as the circumstances surrounding any requested cancellations.

In addition to the cash requirements presented in tabular format, the Company also owes its suppliers approximately $18.4 million for accounts payable and shipments in transit at the end of the quarter. The Company generally pays its suppliers in a range from 30 to 120 days depending on terms offered. Quarterly payments to suppliers normally average between $15 and $21 million. These payments are financed by the Company’s revolving line of credit.

The Company believes that funds available under the revolving credit facility and internally generated funds can satisfy cash requirements for a period in excess of 12 months.

RESULTS OF OPERATIONS

NET SALES

Net Sales

	April 3, 2004	March 29, 2003
Quarter Ended	$37.3 million	$30.6 million
Nine Months Ended	$104.5 million	$95.2 million

One of the Company’s major customers decreased orders during the third quarter and nine months ended April 3, 2004. This was more than offset by increased sales to other customers.

Gross Margins

	April 3, 2004	March 29, 2003
Quarter Ended	9.9%	12.3%
Nine Months Ended	9.4%	11.3%

Gross margins decreased in both the third quarter and nine months ended April 3, 2004. Even though sales increased in both periods, the overall sales mix of revenues changed. One of the Company’s major customers decreased orders significantly. These decreased orders were offset by increased orders from some of the Company’s other customers. The margins on offsetting sales are not as favorable as the margins on the decreased business.

Research, Development and Engineering

(% are stated as of sales)

	April 3, 2004	March 29, 2003
Quarter Ended	$0.6 million/1.6%	$0.7 million/2.4%
Nine Months Ended	$1.9 million/1.8%	$2.2 million/2.3%

Research, development and engineering (R,D&E) expenses decreased for both the quarter and nine months ended April 3, 2004 primarily due to a reduction in payroll expense.

Selling

(% are stated as of sales)

	April 3, 2004	March 29, 2003
Quarter Ended	$0.7 million/1.9%	$0.6 million/2.1%
Nine Months Ended	$1.5 million/1.4%	$1.6 million/1.6%

The decrease in selling expenses for the quarter and nine months ended April 3, 2004 is primarily due to decreased commission expenses and decreased sales and marketing promotional programs.

General and Administrative

(% are stated as of sales)

	April 3, 2004	March 29, 2003
Quarter Ended	$1.8 million/4.8%	$1.8 million/5.9%
Nine Months Ended	$5.3 million/5.1%	$5.4 million/5.7%

The decrease in overall general and administrative (G&A) expenses for the quarter and nine months ended April 3, 2004 is primarily due to a reduction in payroll expense.

INTEREST

Interest

	April 3, 2004	March 29, 2003
Quarter Ended	$0.27 million	$0.26 million
Nine Months Ended	$0.80 million	$0.76 million

Interest expense has not fluctuated significantly because borrowing amounts and interest rates have been relatively stable.

INCOME TAXES

Income Taxes

The income tax provision for the third quarter of fiscal year 2004 was $238,000 versus an income tax provision of $14,000 for the third fiscal quarter of the prior year. The provisions for the first nine months of fiscal years 2004 and 2003 were $522,000 and $368,000, respectively. The provisions for the third quarters and first nine months of fiscal years 2004 and 2003 were attributable primarily to the taxable earnings of foreign subsidiaries. During the third quarter of fiscal year 2004, one of the Company’s Mexican subsidiaries recorded an adjustment to its provision for income tax related to a statutory income adjustment for calendar year 2003, which was partially offset by reduced Mexican tax rates applicable to foreign income. The provisions for fiscal year 2003 were net of several tax benefits recorded in the third quarter. The Company has tax loss carryforwards of approximately $54 million, which expire in varying amounts in the years 2006 through 2022. Management has determined that a valuation allowance equal to any deferred tax asset is appropriate.

BACKLOG

Backlog

	April 3, 2004	March 29, 2003
Quarter Ended	$60.7 million	$30.4 million

As of June 28, 2003, the Company had an order backlog of approximately $35.6 million. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months although shipment dates are subject to change due to design modifications or other customer requirements. Order backlog should not be considered an accurate measure of future sales.

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

Concentration of Major Customers The concentration of the Company’s customers can change significantly on a quarterly basis. As an example, at the quarter ended April 3, 2004, the Company’s third largest customer year to date represented approximately 16% of sales, which made them our second largest customer for the quarter. Because of these fluctuations on a quarterly basis as well as for comparative purposes from year to year, the Company reports its customer concentration percentages as of its fiscal year end.

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

Stock and Dilution Price Volatility As of April 3, 2004, there were outstanding options for the purchase of approximately 2,082,000 shares of common stock of the Company (Common Stock), of which options for approximately 1,916,000 shares were vested and exercisable. Of the outstanding options, 26% have exercise prices more than twice the closing price on April 3, 2004. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or to factors relating to the EMS and computer industries or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s major market risk relates to its secured debt. The term and revolving debt is secured substantially by all of the Company’s assets. The interest rates applicable to the Company’s revolving loan fluctuate with the JP Morgan Chase Bank prime rate. As of May 1, 2004, the JP Morgan Chase Bank prime rate was 4.00%.

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

Item 4. Controls and Procedures

a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

b)	There have been no changes during the quarter covered by this report in the Company’s internal controls over financial reporting during the quarterly period ended April 3, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting or in other factors which could significantly affect internal controls over financial reporting.

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings

On March 31, 2004, a former employee of the Company filed a compliant against the Company in the Superior Court of the State of Washington, Spokane County. Anthony DeStefano, Jr. v Key Tronic Corporation, Case No. 04201480-2. The complaint asserts claims for breach of contract, wrongful withholding of wages and wrongful discharge and seeks an unspecified amount of damages. Management believes that the plaintiff’s claims are without merit and intends to vigorously defend this lawsuit.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(10.1)	Sixth Amendment to Financing Agreement

(31.1)	Certification of Chief Executive Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

(31.2)	Certification of Chief Financial Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

(32.1)	Certification of Chief Executive Officer (18 U.S.C. 1350)

(32.2)	Certification of Chief Financial Officer (18 U.S.C. 1350)

(b)	Reports on Form 8-K

(1) Current Report, January 27, 2004

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/s/ Jack W. Oehlke	Date: May 18, 2004
Jack W. Oehlke
(Director, President and
Chief Executive Officer)

/s/ Ronald F. Klawitter	Date: May 18, 2004
Ronald F. Klawitter
(Principal Financial Officer
Principal Accounting Officer)