Form 10-K
period 2004-07-03
KEY TRONIC CORP
filed 2004-09-17
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-11559

KEY TRONIC CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-0849125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

N. 4424 Sullivan Road Spokane Valley, Washington	99216
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (509) 928-8000

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $21,281,076 as of December 27, 2003.

The number of shares of Common Stock of the Registrant outstanding as of September 3, 2004 was 9,675,913 shares.

The Exhibit Index is located at pages 40 - 41.

Documents Incorporated by Reference:

The following documents are incorporated by reference to the extent specified herein:

Document Description	Part of Form 10-K
Proxy Statement dated September 24, 2004	Part III

KEY TRONIC CORPORATION

2004 FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements in addition to historical information. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to those outlined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks and Uncertainties that May Affect Future Results.” Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to forward-looking statements. Readers should carefully review the risk factors described in periodic reports the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q.

PART I

Item 1. BUSINESS

Overview

Key Tronic Corporation (dba KeyTronicEMS Co.), a Washington corporation organized in 1969, and its subsidiaries (hereinafter collectively called the “Company”, “Key Tronic”, or “we” unless the context otherwise requires) are principally engaged in electronic manufacturing services (EMS) and consumer related products manufacturing for original equipment manufacturers (OEMs). The Company also manufactures keyboards and other input devices for personal computers, terminals, and workstations primarily in standard layouts that can be sold directly from inventory on hand.

Presently, Key Tronic is known as an independent provider of product realization services for OEMs in a variety of industries. Historically, Key Tronic was principally a manufacturer of electronic keyboards, but after assessing its strengths and capabilities, the Company shifted its focus to electronic manufacturing services (EMS).

Operations are currently conducted in facilities in the United States, China, Mexico, and Ireland. The Company’s global production capability provides customers with benefits of improved supply-chain management, reduced inventory, lower labor costs, lower transportation costs and reduced product fulfillment time.

The EMS industry is comprised of companies that provide a range of manufacturing services for OEMs. The EMS industry has experienced rapid growth over the past several years as more OEMs shift to outsourcing manufacturing, and this trend is expected to continue in the future.

Marketing

The Company provides manufacturing services for outsourced OEM products. Key Tronic provides a mix of EMS services including: product design, surface mount technologies (SMT) for printed circuit assembly, tool making, precision molding, liquid plastic injection molding, prototype design, full box builds, and printing screened silver flexible circuit membranes.

The percentage of revenues from EMS services for the fiscal years ended July 3, 2004, June 28, 2003, and June 29, 2002 were 91.1%, 88.6%, and 89.4%, respectively. Sales of such products have historically not been seasonal in nature, but may be seasonal in the future, due to changes in the types of products manufactured.

The following customers accounted for 10% or more of consolidated revenues in the three fiscal years presented below:

	Fiscal Year
	2004	2003	2002
The Clorox Company	16%	31%	39%
Lexmark International, Inc.	14%	8%	18%
Zebra Technologies Corporation	12%	8%	0%
Transaction Printer Group, Inc.	10%	9%	10%
Hewlett-Packard Company	1%	8%	13%

For the fiscal years ended July 3, 2004, June 28, 2003, and June 29, 2002, the five largest customers in each year accounted for 58%, 64%, and 85% of total sales, respectively.

Although keyboard manufacturing is still included in the Company’s product offerings, annual keyboard sales continue to decline. During the fiscal years ended July 3, 2004, June 28, 2003, and June 29, 2002, the Company realized revenues of approximately $12.9 million, $14.6 million, and $18.3 million, respectively, from the sale of keyboards representing approximately 8.7%, 11.1%, and 10.4% of consolidated revenues. The keyboard market has continued to trend toward standard keyboard layouts. In order to accommodate the demand for standard products, the Company maintains a purchase-from-stock program. The most popular standard layouts are built and stocked for immediate availability. These products serve as enhancements to or replacements for the original system-supplied keyboards.

The Company markets its products and services primarily through its direct sales department aided by strategically located field sales people and distributors. Although the Company established relationships with several independent sales organizations to assist in marketing the Company’s EMS product lines in the U.S., commissions earned and paid are insignificant.

Manufacturing

Since inception, the Company has made substantial investments in developing and expanding an extensive capital equipment base to achieve selective vertical integration in its manufacturing processes. The Company has invested significant capital into surface mount technologies (SMT) for high volume manufacturing of complex printed circuit board assemblies. The Company designs and develops tooling for injection molding machines and manufactures the majority of plastic parts used in the products it manufactures. Additionally, the Company has invested in equipment to produce printed flexible circuit membranes.

Key Tronic uses a variety of manual and highly automated assembly processes in its facilities, depending upon product complexity and degree of customization. Automated processes include component insertion, SMT, flexible robotic assembly, computerized vision system quality inspection, automated switch and keytop installation, and automated functional testing.

The Company’s automated manufacturing processes enable it to work closely with its customers during the design and prototype stages of production and to jointly increase productivity and reduce response time to the marketplace. Key Tronic uses computer-aided design techniques and unique software to assist in preparation of the tool design layout and tool fabrications, to reduce tooling costs, improve component and product quality, and enhance turnaround time during product development.

The Company purchases materials and components for its products from many different suppliers both domestic and international. Key Tronic develops close working relationships with its suppliers, many of whom have been supplying products to the Company for several years.

Foreign Markets

Information concerning net sales and long-lived assets (property, plant, and equipment) by geographic areas as of and for the years ended July 3, 2004, June 28, 2003, and June 29, 2002 is summarized in the following table. Net sales provided below are based on the shipping destination.

	Domestic (U.S.)	Foreign	Total
	(in thousands)
2004
Net sales	$134,413	$14,488	$148,901
Long-lived assets	$10,153	$978	$11,131
2003
Net sales	$114,674	$16,220	$130,894
Long-lived assets	$10,974	$1,008	$11,982
2002
Net sales	$143,324	$32,267	$175,591
Long-lived assets	$11,429	$803	$12,232

For the year ended July 3, 2004, 44.5% of the Company’s foreign net sales were to customers in Mexico, 29.7% were to customers in Europe, 20.1% were to customers in Canada, and the remaining 5.7% were spread among customers in Asia and South America.

For the year ended June 28, 2003, 71.7% of the Company’s foreign net sales were to customers in the Far East, 14.6% were to customers in Mexico, 10.0% were to customers in Europe, and the remaining 3.7% were spread among customers in Canada and South America.

For the year ended June 29, 2002, 45.4% of the Company’s foreign net sales were sold to customers in Mexico, 44.3% were to customers in the Far East, 6.6% were to customers in Europe, and the remaining 3.7% were spread among customers in Canada and South America.

Backlog

At August 1, 2004, the Company had an order backlog of approximately $68.1 million. This compares with a backlog of approximately $34.9 million at August 2, 2003. Order backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next fiscal year, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.

Research, Development, and Engineering

Research and development and engineering (RD&E) expenses consist principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. The Company’s RD&E expenses were $2.6 million, $2.9 million, and $2.6 million in fiscal years 2004, 2003, and 2002, respectively. In fiscal years 2004, 2003, and 2002, the Company focused most of its RD&E efforts on current customer EMS programs. The higher cost in fiscal year 2003 compared to fiscal years 2004 and 2002 is due primarily to a 10% pay reduction during most of fiscal years 2004 and 2002. Part of the increase in 2003 was due to a decrease in the amounts charged to the Company’s customers.

Competition

The market for the products and services the Company provides is highly competitive. There are numerous competitors in the EMS industry, many of which have substantially more resources and are more geographically diverse. Key Tronic competes primarily on the basis of responsiveness, creativity, vertical production capability, quality, and price.

Trademarks and Patents

The Company owns several keyboard patents; however, since the Company’s current focus is electronic manufacturing services, management believes that these patents will not have a significant impact on future revenues. The Key Tronic name and logo are federally registered trademarks, and the Company believes they are valuable assets of its business. During 2001, Key Tronic began operating under the trade name “KeyTronicEMS Co.” to better identify its primary business concentration.

Employees

As of July 3, 2004, the Company had approximately 2,847 employees compared to 2,687 on June 28, 2003 and 1,995 on June 29, 2002. The increase in employees is due primarily to additional production workers hired in the Company’s Juarez facility to ramp-up for more labor intensive customer programs. The Company can have significant fluctuations in product demand. The Company seeks to maintain flexibility in its workforce by utilizing skilled temporary and short-term contract labor in its manufacturing facilities in addition to full-time employees. The Company’s employees in Reynosa, Mexico, are represented by local unions. The Company has no history of any material interruption of production due to labor disputes.

The Company considers its employees its primary strength and makes considerable efforts to maintain a well-qualified staff. The Company’s employee benefits include bonus programs involving periodic payments to all employees based on meeting quarterly or fiscal year before-tax income targets. The Company maintains a 401(k) plan for U.S. employees, which provides a matching company contribution of up to 4% on a portion of the employee’s contribution, and also provides group health, life, and disability insurance plans. The Company also maintains stock option plans for certain employees and outside directors.

Item 2. PROPERTIES

The Company has manufacturing and sales operations located in the United States, Mexico, China, and Ireland. The table below lists the locations and square footage of the Company’s facilities as of July 3, 2004:

Location	Approx. Sq. Ft.	Type of Interest (Leased/Owned)	Description of Use
Spokane, Washington (1)	49,000	Leased	Research and administration
Spokane, Washington	96,000	Leased	Manufacturing
Las Cruces, New Mexico	45,000	Owned	Manufacturing
El Paso, Texas	80,000	Leased	Shipping and warehouse

Total USA	270,000

Juarez, Mexico (2)	174,000	Owned	Manufacturing
Juarez, Mexico	49,000	Leased	Manufacturing and warehouse
Juarez, Mexico (3)	38,000	Leased	Manufacturing and warehouse
Reynosa, Mexico	140,000	Leased	Manufacturing
Reynosa, Mexico (4)	48,000	Leased	Warehouse

Total Mexico	449,000

Shanghai, China (5)	63,000	Leased	Manufacturing

Total China	63,000

Dundalk, Ireland	4,000	Leased	Sales

Total Ireland	4,000

Grand Total	786,000

(1)	On December 27, 2000, the Company sold two contiguous parcels of land and its corporate headquarters building in Spokane to Royal Hills Associates L.L.C. (RHA) for approximately $6 million in cash. In connection with the sale, the Company entered into a 10-year lease agreement with RHA for one floor of the two-story building, which the Company continues to occupy as its headquarters (see Note 3 to Consolidated Financial Statements). The Company’s monthly rent payment is $30,875 plus allocated expenses.
(2)	The Company added 9,000 square feet to its main manufacturing facility in Juarez, Mexico during fiscal year 2004 to accommodate a new 3,000 ton press molding machine and improve product flow of outbound shipping.
(3)	In May 2004, the Company leased an additional 38,000 square foot manufacturing facility in Juarez, Mexico for new product assembly space and warehouse storage.
(4)	In July 2003, the Company leased an additional 48,000 square foot warehouse in Reynosa, Mexico for storage capacity.
(5)	The Company began an assembly operation in Shanghai, China in fiscal year 1999. During fiscal year 2003, the leased space was increased from 36,000 sq. ft. to 63,000 sq. ft. to accommodate a new surface mount technology (SMT) line for automated circuit board production.

The geographic diversity of these locations allows the Company to offer services near its customers and its major electronics markets, while reducing labor costs. The Company considers the productive capacity of its current facilities sufficient to carry on the Company’s current business.

Item 3. LEGAL PROCEEDINGS

On December 20, 2001, a jury in Seattle federal court rendered a verdict in the case of F&G Scrolling Mouse, LLC, Fernando Falcon and Federico Gilligan v. Microsoft Corporation, Honeywell, Inc., and Key Tronic Corporation, United States District Court for the Western District of Washington, Case No. C99-995C (the “litigation”) finding that Key Tronic misappropriated trade secrets and breached a confidentiality agreement with Plaintiffs. The jury awarded damages to the Plaintiffs in the amount of $16.5 million. The judgment against the Company was subsequently increased to approximately $19.2 million through an award of pre-judgment interest. On October 24, 2002, the Company reached a settlement of the litigation with the Plaintiffs (hereafter called “F&G”). Under the terms of the settlement, the Company has agreed to pay F&G a total of $7.0 million. The Company was required to make an initial payment to F&G of $2.5 million, as well as make quarterly payments to F&G of $200,000 or 50% of Key Tronic’s operating income, whichever is greater, until the total payment of $7.0 million has been made, provided the total payment is completed by December 15, 2005. The remaining amount to be paid of the $7.0 million settlement was approximately $2.5 million at July 3, 2004.

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

Reported earnings for the year ended June 28, 2003, include a one-time benefit of $12.2 million ($1.26 per share) for reversal of a previously recorded litigation accrual.

On March 31, 2004 a former employee of the Company filed a complaint against the Company in the Superior Court of the State of Washington, Spokane County. Anthony DeStefano, Jr. v Key Tronic Corporation, Case No. 04201480-2. The complaint asserted claims for breach of contract, wrongful withholding of wages and wrongful discharge and sought an unspecified amount of damages. The complaint was dismissed with prejudice on September 8, 2004 with each party bearing its own costs.

The Company is party to certain other lawsuits or claims in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flow. Also see Note 8 to the Consolidated Financial Statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Key Tronic Corporation’s common stock is traded on the NASDAQ National Market System under the symbol “KTCC”. Quarterly high and low closing sales prices for Key Tronic common stock for fiscal years 2004 and 2003 were as follows:

	2004		2003
	High	Low	High	Low
First Quarter	$2.65	$2.30	$1.20	$0.28
Second Quarter	2.49	1.96	1.45	0.30
Third Quarter	3.00	2.20	1.40	1.05
Fourth Quarter	4.06	2.66	2.85	1.05

High and low stock prices are based on the daily closing price reported by the NASDAQ National Market System. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.

Holders And Dividends

As of July 3, 2004, the Company had 1,380 shareholders of record. The Company’s current financing agreement contains a covenant that prohibits the declaration or payment of dividends (see Note 4 to Consolidated Financial Statements). The Company has not paid a cash dividend and does not anticipate payment of dividends in the foreseeable future.

Item 6: SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes, and other information included in this report.

Financial Highlights

(Dollars in thousands, except per share amounts)

	Fiscal Years
	2004	2003	2002	2001	2000
Consolidated Statements of Operations Data:
Net sales	$148,901	$130,894	$175,591	$165,865	$164,353
Gross profit	13,237	14,958	14,985	7,556	14,458
Gross margin percentage	8.9%	11.4%	8.5%	4.6%	8.8%
Operating income (loss)	1,789	2,612	1,224	(9,484)	(3,460)
Operating margin percentage	1.2%	2.0%	0.7%	(5.7)%	(2.1)%
Litigation/settlement recovery (expense)	—	12,186	(20,214)	—	—
Net income (loss)	110	13,409	(25,362)	(11,373)	(5,333)
Earnings per share – diluted	0.01	1.39	2.62	(1.18)	(0.55)

Consolidated Cash Flow Data:
Cash flows provided by (used in) operations	(17)	(544)	919	7,481	3,256
Capital expenditures	1,633	2,128	1,142	720	1,439

Consolidated Balance Sheet Data:
Net working capital (1)	23,468	21,783	22,261	22,886	37,128
Total assets	67,938	59,125	57,439	74,371	95,815
Long-term liabilities	13,452	13,553	26,823	9,389	17,555
Shareholders’ equity	23,234	23,120	9,711	35,318	46,602
Book value per share (2)	2.40	2.39	1.00	3.65	4.83

Supplemental Data:
Number of shares outstanding at year-end (thousands)	9,676	9,673	9,673	9,673	9,641
Number of employees at year-end	2,847	2,687	1,995	2,151	1,926
Approximate square footage of leased/ owned facilities	786,000	691,000	664,000	615,000	665,000

(1)	Net working capital is defined as total current assets less total current liabilities. Net working capital measures the portion of current assets that are financed by long term funds and is an indicator of short term financial management.

(2)	Book value per share is defined as total shareholders’ equity divided by the number of shares outstanding at the end of the fiscal year. Book value per share measures shareholders’ value as defined by generally accepted accounting principles.

Item 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

Key Tronic Corporation is an independent provider of electronic manufacturing services (EMS) for original equipment manufacturers (OEMs). The Company’s core strengths include innovative design and engineering expertise in SMT, electronics, mechanical engineering, precision molding and tooling, combined with high-quality, low-cost production and assembly on a global basis. Our global production capability provides customers with benefits of improved supply-chain management, reduced inventories, lower transportation costs, and reduced product fulfillment time. The following information should be read in conjunction with the consolidated financial statements included herein and the “Risk and Uncertainties” section beginning on page 16.

The EMS industry has historically experienced growth as more OEMs shift to outsourced manufacturing. Key Tronic sales in fiscal year 2004 increased by 14% over 2003 results. With the current turnaround of end-market demand and recent new product programs awarded, the Company expects to increase revenues once again in fiscal year 2005 – however, actual results will depend on actual levels of customer orders. We believe that we are well positioned in the EMS industry to expand our customer base and continue business growth within our current capacity.

The total number of Key Tronic EMS customers continued to increase during fiscal 2004. Some of these customers have programs that represent small annual sales while others have multi-million-dollar potential. The concentration of the Company’s largest customers has also declined as the top five customers sales decreased to 58% of total sales in 2004 from 64% in 2003 and 85% in 2002. The Company’s current customer relationships involve a variety of products, including consumer electronics and plastics, household products, gaming devices, specialty printers, educational toys, exercise equipment, and computer accessories.

The EMS industry is intensely competitive, and Key Tronic, at this time, estimates it has less than 1% of the potential market. The Company believes that it can acquire new business in the future, particularly those programs that require innovative design and engineering, short lead times, or small initial volumes. The Company is planning for growth in coming quarters by utilizing current capacity, improving manufacturing processes, and investing in additional manufacturing equipment.

The Company maintains a strong balance sheet with a current ratio of 1.75 and a long-term debt to equity ratio of 0.58. The Company had approximately $9.1 million available from a revolving line of credit at July 3, 2004. The Company maintains a good working relationship with CIT Group/Business Credit, Inc., its asset-based lender, and it believes that internally generated funds and its revolving line of credit should provide adequate capital for planned growth.

Net Sales

Net sales in fiscal 2004 were $148.9 compared to $130.9 million and $175.6 million in fiscal years 2003 and 2002, respectively. The increase during 2004 compared to 2003 is related to the Company’s successful expansion of the number of manufacturing programs with existing customers and acquiring new significant customers during the year, offset in part, by a large decrease in demand from a single customer. Sales revenue resulting from new customers attained in 2004 was approximately $8.2 million, while the net increase of sales to existing customers was approximately $9.8 million. Sales of keyboards accounted for only 8.7% of total sales in fiscal 2004 compared to 11.1% in fiscal 2003.

The decrease in sales revenue during 2003 compared to 2002 is due to decreased shipments to some of the Company’s primary customers as a result of a slowdown in end-market demand and the effects of a legal judgment on our ability to acquire new customers. This legal judgment was settled in the second quarter of fiscal 2003, and further information is set forth in Note 8 of the Consolidated Financial Statements contained herein. Sales revenue resulting from new customers acquired in 2003 was approximately $5.4 million, while the net decrease of sales to existing customers was approximately $50.1 million. Keyboard sales were 11.1% of sales in fiscal 2003 compared to 10.4% in fiscal 2002.

Gross Profit

In fiscal year 2004, gross profit on sales was 8.9% of revenues compared to 11.4% in fiscal year 2003 and 8.5% in fiscal year 2002. The decrease in 2004 was due primarily to the product mix and costs associated with the start-up of new manufacturing programs, offset in part by an insurance settlement in 2004 of $475,000. The increase in the gross profit percentage in fiscal year 2003 compared to fiscal year 2002 was due primarily to the product mix, improvements in operating efficiencies, and lower material costs.

Gross profit margins reflect a number of factors that can vary from period to period, including product mix, start-up costs and efficiencies associated with new programs, product life cycles, sales volumes, capacity utilization of the Company’s resources, management of inventories, component pricing and shortages, end market demand of our customers’ products, fluctuations and timing of customer orders, and competition within the EMS industry. These and other factors can cause variations in our operating results. There can be no assurance that gross margins will not decrease in future periods.

Cost of Sales

Total costs of material as a percentage of sales were approximately 58.1%, 57.0%, and 64.8% in fiscal years 2004, 2003, and 2002, respectively. The change from year-to-year is directly related to sales product mix. Products sold in 2004 and 2003 were more labor intensive, thereby decreasing costs of material as a percentage of sales.

Direct production costs (direct labor and manufacturing overhead) have increased to 18.3% of total sales in fiscal 2004 from 16.0% in 2003 and 15.6% in 2002. Approximately half of the increase in 2004 is the result of start-up costs associated with new manufacturing programs. These start-up costs included increasing the Company’s manufacturing and storage space in Juarez, Mexico. The remaining increase in 2004 is due primarily to additional employees required for more labor-intensive products.

The Company provides for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage. The amounts charged to expense were $162,000, $203,000, and $2,225,000 in fiscal years 2004, 2003, and 2002, respectively.

The Company provides for warranty costs based on historical experience and anticipated product returns. The amounts charged to expense were fairly consistent at approximately $193,000, $150,000, and $215,000 in fiscal years 2004, 2003, and 2002, respectively. The Company does not warrant design defects for EMS customers.

Cost of sales also includes freight costs of $2.5 million in fiscal year 2004 compared to $2.0 million in fiscal year 2002, and $2.4 million in fiscal year 2001. Freight costs have increased to 1.8% of total sales in 2004 from 1.5% in 2003 and 1.4% in 2002. The Company’s freight costs have increased as the Company continues to expand global procurement and as a result of increased shipping rates and fuel surcharges.

Research, Development and Engineering

Research and development and engineering (RD&E) expenses consist principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. The Company’s RD&E expenses were $2.6 million, $2.9 million, and $2.6 million in fiscal years 2004, 2003, and 2002, respectively. In fiscal years 2004, 2003, and 2002, the Company focused most of its RD&E efforts on current customer EMS programs. The higher cost in fiscal year 2003 compared to fiscal years 2004 and 2002 is due primarily to a 10% pay reduction during most of fiscal years 2004 and 2002. Part of the increase in 2003 was due to a decrease in the amounts charged to the Company’s customers.

Selling

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, and travel expenses. Selling expenses were $1.9 million, $2.3 million, and $2.8 million in fiscal years 2004, 2003, and 2002, respectively. The decrease in 2004 was related to a reduction in promotional programs, commissions, and bonuses paid. The decreases in fiscal year 2003 compared to fiscal year 2002 were due primarily to a reduction in promotional programs and marketing expenses related to keyboard sales. Sales of keyboards through distribution require greater promotional and marketing programs than sales of EMS products.

General and Administrative

General and administrative expenses consist of employee related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. General and administrative expenses were $7.0 million, $7.2 million and $8.4 million in fiscal years 2004, 2003, and 2002, respectively. The decrease in fiscal year 2004 compared to fiscal year 2003 was due primarily to a 10% reduction in salaries that was in effect for most of the fiscal year offset in part by increasing business insurance premiums. The decrease in fiscal year 2003 compared to 2002 was primarily due to a year over year decline in legal expenses as a result of the settlement of the F&G litigation. Other contributing factors were a decreased provision for doubtful accounts, lower telephone expenses, decreased staffing in Ireland, and the adoption of SFAS 142, which ceased the amortization of goodwill.

Interest Expense

The Company had net interest expenses of $1.1 million, $1.0 million, and $1.3 million in fiscal years 2004, 2003, and 2002, respectively. Net interest expense has remained fairly consistent, as the Company has increased its borrowings while interest rates have decreased. The Company does not currently use derivatives in hedging interest rate risk. During 2004, the Company began to utilize short-term fixed LIBOR rates on portions of its revolver for short-term interest savings in anticipation of rate increases.

Other Income, Net

The Company had net other income of $23,000, $237,000, and $358,000 in fiscal years 2004, 2003, and 2002, respectively. Other income in fiscal year 2003 is primarily proceeds from the sale of an equity security. The other income for fiscal year 2002 is primarily the result of recognizing gains on the sale of two of the Company’s buildings and related equipment.

Income Tax Provision

The Company had income tax expense of $611,000 in fiscal year 2004 compared to $600,000 in fiscal year 2003 and $5,416,000 in fiscal year 2002. The tax provisions for fiscal years 2004 and 2003 are primarily the result of foreign taxes on the earnings of foreign subsidiaries. Income tax expense in fiscal year 2002 was due primarily to establishing a 100% valuation allowance against the Company’s net deferred tax assets after a litigation judgment was awarded to F&G Scrolling Mouse. These assets totaled $4.5 million. Prior to the award of this judgment, Key Tronic had almost $45.9 million in tax loss carry-forwards. Financial Accounting Standard No. 109 requires that management assess the sources of future taxable income, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. Because the litigation judgment was considered evidence of the Company’s possible inability to utilize the balance of the deferred tax assets, the valuation allowance was increased to the full value. The Company’s tax loss carry-forwards begin expiring in 2006. The remaining $900,000 of the Company’s income tax provision in 2002 was due to foreign income taxes on the earnings of foreign subsidiaries.

International Subsidiaries

The Company offers customers a complete global manufacturing solution. The Company’s facilities provide its customers the opportunity to have their products manufactured in the facility that best serves specific product manufacturing and distribution needs. Foreign subsidiaries are located in the following locations:

•	Key Tronic Juarez SA de CV, owns an SMT, assembly, and molding facility in Juarez, Mexico and currently leases two other facilities for assembly and storage. This subsidiary is primarily used to support the Company’s U.S. operations.

•	Key Tronic Reynosa SA de CV, leases manufacturing and warehouse facilities in Reynosa, Mexico. This subsidiary is used exclusively to manufacture products for one EMS customer.

•	Key Tronic Computer Peripheral Co., Ltd., leases a facility with SMT and assembly capabilities in Shanghai, China, which began operations in 1999. Its primary function is to provide EMS services for export; however, it is also currently utilized to manufacture electronic keyboards.

•	Key Tronic Europe, Ltd., the Company’s operation in Dundalk, Ireland, is primarily used to solicit sales and support customers within Europe.

Foreign sales from worldwide operations, including domestic exports, were $14.5 million in fiscal year 2004 compared to $16.2 million and $32.3 million in fiscal years 2003 and 2002, respectively. Foreign sales were 9.7% of net sales in fiscal 2004 compared to 12.4% and 18.4% in fiscal years 2003 and 2002, respectively. Sales from Key Tronic Europe, Ltd. represented approximately 2.0% of consolidated sales in fiscal year 2003 compared to 3.3% and 3.0% in fiscal years 2003 and 2002, respectively. The decrease in foreign sales for fiscal year 2004 when compared to fiscal year 2003 is a result of declining keyboard sales from the Company’s subsidiary in Ireland. The decrease in foreign sales for fiscal year 2003 is primarily the result of declining sales to the foreign subsidiaries of one EMS customer and the continuing decline of keyboard sales. Although the Company hopes to expand its EMS business to include the European market, sales within Europe currently are primarily of electronic keyboards. Key Tronic Computer Peripheral Co., Ltd., the Company’s subsidiary in Shanghai, China, has had only minimal sales to customers in China over the past three fiscal years.

Capital Resources and Liquidity

Cash flows used in operating activities were $(17,000) in fiscal year 2004 compared to $(544,000) used in fiscal year 2003 and $919,000 of cash provided by operating activities in fiscal year 2002.

The cash used in operations during fiscal year 2004 was due primarily to an increase of $7.4 million in accounts receivables and $3.9 million in inventory but these were offset by an increase in operating liabilities of $9.0 million. The increase in accounts receivable is due to an increase of sales during the last two months of the fiscal year. The increase in inventory is due to a build up of raw materials for existing and new customers to support demand in the first quarter of 2005. Also contributing to the use of cash was $1.3 million paid to F&G under the settlement agreement.

Capital expenditures were $1.6 million, $2.1 million, and $1.1 million in fiscal years 2004, 2003, and 2002, respectively. The Company also uses a variety of operating leases to fund the purchase of operating equipment.

The Company’s primary financing activity in fiscal years 2004, 2003, and 2002 was borrowing and repayment under the Company’s debt agreements.

The Company has entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $20 million. The revolving loan is secured by the assets of the Company. The interest rate provisions allow for a variable rate based on either the prime rate or LIBOR rate. The agreement specifies four alternative levels of margin to be added to these base rates depending on compliance with certain financial covenants. The range of interest being paid to CIT on outstanding balances was 4.34 – 4.75% as of July 3, 2004. The agreement and subsequent amendments contain financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. The revolving loan matures August 23, 2006. As of July 3, 2004, the Company was in compliance with all loan covenants. At July 3, 2004, the outstanding revolving loan balance was $10.9 million compared to $9.9 million at fiscal year end June 28, 2003. The increase in the loan balance was due primarily to required payments to F&G in compliance with the settlement of the legal judgment and capital expenditures. Based on eligible collateral, approximately $9.1 million was available from the revolving line of credit as of July 3, 2004.

In addition to the Company’s revolving credit facility payment obligations and normal operating expenses, the Company has a $2.5 million litigation settlement payment obligation, various lease commitments, and other long term obligations of $1.1 million.

The Company believes that funds available under the revolving credit facility, projected cash from operations, and leasing capabilities will be sufficient to meet our working and fixed capital requirements through fiscal year 2005 and the foreseeable future.

Contractual Obligations and Commitments

In the normal course of business, the Company enters into contracts, which obligate the Company to make payments in the future.

The table below sets forth the Company’s significant future obligations by fiscal year:

Payments Due by Fiscal Year (in thousands)

	Total	2005	2006	2007	2008	2009	Thereafter
Litigation Settlement (1)	$2,461	$925	$1,536
CIT Revolving Loan (2)	10,851			10,851
Capital and Operating Leases (3)	7,536	3,173	1,896	868	454	445	700
Purchase Orders (4)

(1)	For an in-depth discussion of the litigation settlement, please see the Consolidated Financial Statements at Note 8, “Commitments and Contingencies”. In accordance with the terms of the litigation settlement, the Company must pay a minimum of $200,000 or fifty percent of its operating earnings each quarter whichever is greater. If the entire remainder of the settlement is not paid by December 15, 2005 additional amounts must be paid. Because payments exceeding $200,000 depend entirely on the Company’s operating earnings, which are not readily determinable, the above table indicates the minimum payments for fiscal year 2005, and the remaining amount owing after those payments is shown in fiscal year 2006. At this time, the Company expects to pay the entire settlement amount by December 15, 2005.
(2)	The terms of the CIT revolving loan are discussed in the consolidated financial statements at Note 4, “Long-Term Obligations”. The Company’s current financing agreement with CIT terminates on August 23, 2006, at which time the unpaid balance of the revolving loan will become immediately payable. However, the Company will more likely than not extend or replace its revolving loan agreement prior to that date. The amount payable on the Company’s revolving loan changes daily depending upon the amount of cash borrowed to support its operations and the amount of customer payments received. Under the terms of the Company’s agreement with CIT, all customers’ payments are applied against the outstanding revolving loan balance as soon as the amounts clear through the banking system.

Under the terms of the revolving credit agreement, the Company must meet a number of financial covenants. As of July 3, 2004 the Company was in compliance with all of its loan covenants. Breaching one or more of these covenants could have a material impact on the Company’s operations or financial condition.

(3)	The Company maintains vertically integrated manufacturing operations in Mexico and Shanghai, China. Such operations are heavily dependent upon technically superior manufacturing equipment including molding machines in various tonnages, SMT lines, and automated insertion and test equipment for the various products the Company is capable of producing.

In addition, the Company leases most of its administrative and manufacturing facilities. A complete discussion of properties can be found in Part 1, Item 2 at “Properties”. Leases have proven to be an acceptable method for the Company to acquire new or replacement equipment and to maintain many facilities with a minimum impact on its operating cash flows.

(4)	As of July 3, 2004, the Company had open purchase order commitments for materials and other supplies of approximately $32 million. Of the $32 million in open purchase orders, there are various blanket orders for annual requirements. Actual needs under these blanket purchase orders fluctuate with the Company’s manufacturing levels. In addition, the Company has contracts with its customers that minimize its exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with the Company’s suppliers. These agreements depend in part on the type of product purchased as well as the circumstances surrounding any requested cancellations.

In addition to the cash requirements presented in tabular format, the Company also owes its suppliers approximately $24.4 million for accounts payable and shipments in transit at the end of the fiscal year. The Company generally pays its suppliers in a range from 30 to 120 days depending on terms offered. Quarterly payments to suppliers normally average between $20 and $25 million. These payments are financed by the Company’s revolving line of credit.

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

Inactive, Obsolete and Surplus Inventory Reserve: The Company reserves for inventories that it deems inactive, obsolete or surplus. This reserve is calculated based upon the demand for the products that the Company produces. Demand is determined by expected sales or customer forecasts. If expected sales do not materialize, then the Company would have inventory in excess of its reserves and would have to charge the excess against future earnings. In the case where the Company has purchased material based upon a customer’s forecast, the Company is usually covered by lead-time assurance agreements with each customer. These contracts state that the financial liability for material purchased within lead-time and based upon the customer’s forecasts, lies with the customer. If the Company purchases material outside the lead-time assurance agreement and the customer’s forecasts do not materialize, the Company would have the financial liability and would have to charge the excess against future earnings.

Allowance for Doubtful Accounts: The Company values its accounts receivable net of an allowance for doubtful accounts. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future, and the amount of this allowance is disclosed in the Company’s Consolidated Balance Sheets. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of the Company’s customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, the Company could incur additional and possibly material expenses that would negatively impact earnings.

Accrued Warranty: An accrual is made for expected warranty costs, with the related expense recognized in cost of goods sold. Management reviews the adequacy of this accrual quarterly based on historical analysis and anticipated product returns. Over the course of the past three years, the Company’s warranty expense has decreased. The declines in warranty expense and the related accrual account are directly related to the change in the composition of the Company’s revenue from keyboards to EMS products. As the Company has made the transition from manufacturing primarily keyboards to primarily EMS products, its exposure to warranty claims has declined significantly. The Company’s warranty period for keyboards is generally longer than that for EMS products. Also the Company does not warrant design defects for EMS customers.

Goodwill

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Under the statement, the Company records intangible assets that are acquired individually or with a group of other assets in the financial statements at acquisition. Goodwill will be tested for impairment annually. The Company adopted SFAS No. 142 on June 30, 2002, and completed its impairment test during the second quarters of fiscal years 2004 and 2003. The tests did not indicate an impairment of the Company’s stated goodwill of $765,000.

The net effect of adopting this accounting standard was to eliminate annual amortization expense of $128,000. In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Comparative disclosure as if the change had been retroactively applied to fiscal year 2002 is as follows (no tax effect has been included because of offsetting tax valuations):

	Fiscal Years Ended June
	2004	2003	2002
	(in thousands, except per share data)
Reported net income (loss)	$110	$13,409	$(25,362)
Add back: goodwill amortization	—	—	128

Total	$110	$13,409	$(25,234)

Basic and diluted earnings (loss) per share:
Reported net income (loss)	$0.01	$1.39	$(2.62)

Goodwill amortization	—	—	.01

Adjusted basic and diluted earnings (loss) per share	$0.01	$1.39	$(2.61)

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). In December 2003, the FASB issued a revision to FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46, as revised, clarifies existing accounting literature regarding the consolidation of entities in which a company holds a “controlling financial interest”. A majority voting interest in an entity has generally been considered indicative of a controlling financial interest. FIN 46 specifies other factors (variable interests) which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity (variable interest entities). The adoption of FIN 46 had no impact on the Company’s overall financial position and results of operations as the Company has no variable interest entities.

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial statements.

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

Concentration of Major Customers At present, the Company’s customer base is highly concentrated and could become even more concentrated. The Company’s largest EMS customer accounted for 16% of net sales in fiscal year 2004. This same customer accounted for 31% of sales in 2003 and 39% in 2002. For the fiscal years ended 2004, 2003, and 2002, the five largest customers accounted for 58%, 64% and 85% of total sales, respectively. There can be no assurance that the Company’s principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company’s customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company’s major customers, or the reduction, delay or cancellation of orders from such customers, could materially and adversely affect the Company’s business, operating results and financial condition.

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

Foreign Manufacturing Operations Virtually all products manufactured by the Company are produced at the Company’s facilities located in Mexico and China. Accordingly, the Company’s operations are subject to a variety of risks unique to international operations including import and export duties and value added taxes, import and export regulation changes, the burden and cost of compliance with foreign laws and foreign economic and political risk.

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

Dilution and Stock Price Volatility As of July 3, 2004, there were outstanding options for the purchase of approximately 2,072,000 shares of common stock of the Company (Common Stock), of which options for approximately 1,914,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts’ earnings estimates, or to factors relating to the EMS and computer industries or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s major market risk relates to its secured debt. The Company’s debt is secured by substantially all of the Company’s assets. The interest rates applicable to the Company’s revolving loan fluctuate with the JP Morgan Chase Bank prime rate and LIBOR rates.

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

The table below presents principal (or notional) amounts and related weighted average variable rates by fiscal year of maturity. The weighted average variable interest rates for fiscal years 2004 through 2006 are estimated based on current rates as of August 23, 2004. These forward rates have been increased by current levels of margins based on the financing agreement with CIT. The Company’s revolving debt could increase or decrease depending upon cash needs over the period of time that the financing agreement remains in place with CIT. The JP Morgan Chase Bank prime rate and LIBOR will fluctuate with the market and could go up or down depending on market conditions.

	Fiscal Years			Total	Fair Value July 3, 2004
(In thousands)	2005	2006	2007
Interest rate risk:
Secured revolving debt			$10,851	$10,851	$10,851
Average interest rate			4.56%

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Registered Public Accounting Firms

The Board of Directors and Shareholders

Key Tronic Corporation

Spokane, Washington

We have audited the accompanying consolidated balance sheets of Key Tronic Corporation and subsidiaries (the Company) as of July 3, 2004 and June 28, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Tronic Corporation and subsidiaries at July 3, 2004 and June 28, 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for goodwill in fiscal 2003.

/s/ BDO Seidman, LLP

Spokane, Washington

August 19, 2004

To the Shareholders and Board of Directors of Key Tronic Corporation:

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Key Tronic Corporation and subsidiaries (the Company) for the year ended June 29, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects the results of operations and cash flows of Key Tronic Corporation and subsidiaries for the year ended June 29, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Seattle, Washington
August 16, 2002

KEY TRONIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)	July 3, 2004	June 28, 2003
ASSETS

Current assets:
Cash and cash equivalents	$600	$956
Trade receivables, less allowance for doubtful accounts of $60 and $105	24,439	17,078
Inventories	27,848	24,151
Other	1,833	2,050

Total current assets	54,720	44,235

Property, plant and equipment, net	11,131	11,982

Other assets:
Restricted cash	705	1,142
Other, net of accumulated amortization of $696 and $565	617	1,001
Goodwill	765	765

Total assets	$67,938	$59,125

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$24,354	$13,145
Accrued compensation and vacation	4,015	4,213
Current portion of litigation settlement	925	1,124
Current portion of other long-term obligations	606	730
Other	1,352	3,240

Total current liabilities	31,252	22,452

Long-term liabilities:
Revolving loan	10,851	9,864
Litigation settlement	1,536	2,593
Other long-term obligations	1,065	1,096

Total long-term liabilities	13,452	13,553

Commitments and contingencies (Notes 4 and 8)

Shareholders’ equity
Common stock, no par value, authorized 25,000 shares; issued and outstanding 9,676 and 9,673 shares, respectively	38,397	38,393
Accumulated deficit	(15,163)	(15,273)

Total shareholders’ equity	23,234	23,120

Total liabilities and shareholders’ equity	$67,938	$59,125

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands, except per share amounts)	July 3, 2004	June 28, 2003	June 29, 2002
Net sales	$148,901	$130,894	$175,591
Cost of sales	135,664	115,936	160,606

Gross profit on sales	13,237	14,958	14,985

Operating expenses:
Research, development and engineering	2,583	2,913	2,554
Selling	1,900	2,250	2,793
General and administrative	6,965	7,183	8,414

Operating income	1,789	2,612	1,224

Interest expense, net	1,091	1,026	1,314
Litigation (settlement) judgment expense	—	(12,186)	20,214
Other income, net	(23)	(237)	(358)

Income (loss) before income taxes	721	14,009	(19,946)

Income tax provision	611	600	5,416

Net income (loss)	$110	$13,409	$(25,362)

Income (loss) per share:

Income (loss) per common share – basic and diluted	$0.01	$1.39	$(2.62)

Weighted average shares outstanding – basic	9,673	9,673	9,673
Weighted average shares outstanding – diluted	9,793	9,673	9,673

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income	Total
(In thousands)	Shares	Amount
Balances, June 30, 2001	9,673	$38,393	$(3,320)	$245	$35,318
Comprehensive income:
Net loss – 2002			(25,362)		(25,362)
Other comprehensive income:
Foreign currency translation				(245)	(245)

Total comprehensive income					(25,607)

Balances, June 29, 2002	9,673	38,393	(28,682)	—	9,711

Comprehensive income:
Net income – 2003			13,409		13,409

Balances, June 28, 2003	9,673	38,393	(15,273)	—	23,120

Comprehensive income:
Net income – 2004			110		110
Exercise of stock options	3	4			4

Balances, July 3, 2004	9,676	$38,397	$(15,163)	$—	$23,234

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	July 3, 2004	June 28, 2003	June 29, 2002
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	$110	$13,409	$(25,362)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	2,957	3,016	4,475
Accretion of deferred gain on sale of building	(78)	(78)	(78)
Provision for obsolete inventory	162	203	2,225
Provision for (recovery of) doubtful receivables	—	(56)	175
Provision for warranty	193	150	215
Litigation judgment (settlement)	—	(12,186)	19,479
(Gain) loss on sale of assets	14	20	(559)
Deferred income tax provision	—	—	12,866
Foreign currency translation	—	—	(245)
Changes in operating assets and liabilities:
Trade receivables	(7,361)	3,956	521
Inventories	(3,859)	(5,959)	(19)
Other assets	145	(22)	2,376
Accounts payable	11,209	(1,264)	(6,976)
Accrued compensation and vacation	(198)	1,410	188
Changes in deferred tax assets	—	—	(8,350)
Deferred sales proceeds	—	—	(349)
Litigation settlement	(1,256)	(3,576)	—
Other liabilities	(2,055)	433	337

Cash provided (used) by operating activities	(17)	(544)	919

Cash flows from investing activities:
Purchase of property and equipment	(1,633)	(2,128)	(1,142)
Decrease (increase) in restricted cash	437	(862)	(280)
Proceeds from sale of property and equipment and assets held for sale	4	46	1,711

Cash provided (used) by investing activities	(1,192)	(2,944)	289

Cash flows from financing activities:
Payment of financing costs	(35)	(150)	(504)
Proceeds from exercise of stock options	4	—	—
Proceeds from long-term debt	538	—	—
Repayment of long-term debt	(641)	—	—
Borrowing under revolving credit agreement	146,805	139,000	177,432
Repayment of revolving credit agreement	(145,818)	(135,611)	(179,068)

Cash provided (used) by financing activities	853	3,239	(2,140)

Increase (decrease) in cash and cash equivalents	(356)	(249)	(932)

Cash and cash equivalents, beginning of year	956	1,205	2,137

Cash and cash equivalents, end of year	$600	$956	$1,205

Supplemental cash flow information:
Interest payments	$865	$763	$1,340
Income tax payments, net of refunds	$1,015	$348	$1,208

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Business

Key Tronic Corporation and subsidiaries (the Company) is engaged in electronic manufacturing services (EMS) for original equipment manufacturers (OEMs), and also manufactures keyboards and other input devices.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries in Ireland, Mexico, and China. Intercompany balances and transactions have been eliminated in consolidation. The Company’s former subsidiaries, KT FSC and Key Tronic Far East Pte Ltd, were legally dissolved on September 5, 2001, and February 22, 2003, respectively. The dissolution of these subsidiaries did not have a material impact on the Company’s financial statements, since the subsidiaries had been inactive for several years.

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

The restricted cash balance includes an approximately $500,000 deposit required by the state of Washington for the Company’s estimated maximum workers’ compensation liability for the period in which the Company was self-insured. The Company no longer self-insures workers’ compensation liabilities but the deposit will be required to be maintained for a number of years into the future. The remaining amounts of $205,000 and $642,000 in restricted cash at July 3, 2004 and June 28, 2003, respectively, are amounts in the Company’s bank account that cannot be used for any other purpose than to pay down the Company’s long term revolving line of credit.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable and records an allowance for doubtful accounts, which reduces the receivables to an amount that management reasonably estimates will be collected. A specific allowance is recorded against receivables that are considered to be impaired based on the Company’s knowledge of the financial condition of the customer. In determining the amount of the allowance, the Company considers several factors including the aging of the receivables, the current business environment, and historical experience.

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

Impairment of Long-lived Assets

The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews assets for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. Impaired assets are reported at the lower of cost or fair value. No assets were written down during the fiscal years ended July 3, 2004, June 28, 2003, and June 29, 2002.

Deferred Loan Fees

Deferred loan fees are amortized using the interest method over the term of the related loan agreement.

Accrued Warranty

An accrual is made for expected warranty costs, with the related expense recognized in cost of goods sold. Management reviews the adequacy of this accrual quarterly based on historical analyses and anticipated product returns.

Self-funded Insurance

The Company began to self-fund its domestic employee health plan on June 30, 2004. The Company contracted a separate administrative service company to supervise and administer the program and act as representative. The Company also insures for claims exceeding $50,000 and if the aggregate annual claims amount to more than 125% of expected claims for the plan year ending June 30, 2005. We estimate our exposure for claims incurred but not paid at the end of each reporting period and use historical information supplied by our insurance carrier and broker to estimate our liability for these claims. This liability is subject to a total limitation that varies based on employee enrollment and factors that are established at each annual contract renewal. Our actual claims experience may differ from our estimates.

Revenue Recognition

Sales revenue from manufacturing is generally recognized upon shipment of the manufactured product under contractual terms, which are generally FOB shipping point. Upon shipment, title transfers and the customer assumes risks and rewards of ownership of the product. Generally, there are no formal customer acceptance requirements or further obligations related to the manufacturing services; if any such requirements exist, then sales revenue is recognized at the time when such requirements are completed and such obligations are fulfilled.

Revenue from engineering design and development services, which are generally performed under contract of short term durations, is recognized as costs are incurred utilizing the percentage-of-completion method. Revenue from engineering design and development services is less than one percent of total revenue in fiscal years 2004, 2003, and 2002.

Revenue is recorded net of estimated returns of manufactured product based on management’s analysis of historical returns. Revenue also includes amounts billed to customers for shipping and handling.

Cost of Sales

Cost of sales includes related shipping and handling costs. Cost of sales for the fiscal year ending July 3, 2004 includes an insurance settlement recovery of approximately $475,000.

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

Fair Value of Financial Instruments

The carrying values of financial instruments reflected on the balance sheets at July 3, 2004 and June 28, 2003, reasonably approximate their fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is estimated to be $10.9 million and $9.9 million, respectively, as of July 3, 2004 and June 28, 2003, which approximates the carrying values.

Stock-based Compensation

The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25 “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, compensation expense is recognized only if the option price is less than the quoted market price of the Company’s stock at the date of the option grant. Under SFAS No. 123 “Accounting for Stock Based Compensation”, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months in 2004 and 2003, and 77 months in 2002; stock volatility, 111.74% in 2004, 107.96% in 2003, and 83.69% in 2002; risk free interest rates, 3.11% in 2004 and 2003, and 3.89% in 2002, and no dividends during the expected term. The weighted average fair values of options granted during fiscal years 2004, 2003, and 2002 were $2.20, $1.16, and $2.07 per share, respectively.

For purposes of disclosure under SFAS Nos. 123 and 148, the following is the pro forma effect of the options had they been recorded under the fair value method (no tax effect has been included because of offsetting tax valuations):

	Years Ended
	July 3, 2004	June 28, 2003	June 29, 2002
	(in thousands, except per share information)
Net income (loss), as reported	$110	$13,409	$(25,362)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(130)	(387)	(412)

Pro forma net income (loss)	$(20)	$13,022	$(25,774)

Earnings (loss) per share:
Basic and diluted – as reported	$0.01	$1.39	$(2.62)

Basic and diluted – pro forma	$(0.00)	$1.35	$(2.66)

Goodwill

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Under the statement, the Company records intangible assets that are acquired individually or with a group of other assets in the financial statements at acquisition. Goodwill is tested for impairment annually. The Company adopted SFAS No. 142 on June 30, 2002, and completed its impairment test during the second quarter of fiscal 2004 and 2003. The tests did not indicate an impairment of the Company’s stated goodwill of $765,000.

The net effect of adopting this accounting standard was to eliminate annual amortization expense of $128,000. In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Comparative disclosure as if the change had been retroactively applied to fiscal year 2002 is as follows (no tax effect has been included because of offsetting tax valuations):

	Fiscal Years Ended June
	2004	2003	2002
	(in thousands, except per share data)
Reported net income (loss)	$110	$13,409	$(25,362)
Add back: goodwill amortization	—	—	128

Total	$110	$13,409	$(25,234)

Basic and diluted earnings (loss) per share:
Reported net income (loss)	$0.01	$1.39	$(2.62)

Goodwill amortization	—	—	.01

Adjusted basic and diluted earnings (loss) per share	$0.01	$1.39	$(2.61)

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46, as revised, clarifies existing accounting literature regarding the consolidation of entities in which a company holds a “controlling financial interest”. A majority voting interest in an entity has generally been considered indicative of a controlling financial interest. FIN 46 specifies other factors (variable interests) which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity (variable interest entities). The adoption of FIN 46 had no impact on the Company’s overall financial position and results of operations as the Company has no variable interest entities.

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial statements.

Reclassifications

Certain reclassifications of prior balances have been made for consistent presentation with the current year.

Fiscal Year

The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2004, 2003, and 2002 ended on July 3, 2004, June 28, 2003, and June 29, 2002, respectively. Fiscal year 2005 will end on July 2, 2005. Fiscal 2004 was a 53 week year and fiscal 2003 and 2002 were 52 week years.

2. INVENTORIES

Components of inventories were as follows:

	July 3, 2004	June 28, 2003
	(in thousands)
Finished goods	$10,984	$9,439
Work-in-process	2,926	3,117
Raw materials	17,119	15,108
Reserve for obsolescence	(3,181)	(3,513)

	$27,848	$24,151

3. PROPERTY, PLANT AND EQUIPMENT

	Life	July 3, 2004	June 28, 2003
	(in years)	(in thousands)
Land	—	$1,730	$1,730
Buildings and improvements	3 to 30	11,724	11,165
Equipment	1 to 10	50,187	67,315
Furniture and fixtures	3 to 5	6,412	6,259

		70,053	86,469

Accumulated depreciation		(58,922)	(74,487)

		$11,131	$11,982

In December of 2000, the Company sold its headquarters building, located in Spokane, Washington. In conjunction with the sale, the Company entered into a ten year lease agreement for a portion of the building. The gain on the sale of the building was deferred under other long-term obligations and will be amortized to other income over the remaining lease term.

In February of 2002, the Company sold its Cheney, Washington, facility, which had previously been recorded as real estate held for sale, for $1.7 million, resulting in a gain of $84,000, recorded within other income.

4. LONG-TERM DEBT

The Company has entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $20 million. The revolving loan is secured by the assets of the Company. The interest rate provisions allow for a variable rate based on either the prime rate or LIBOR rate. The agreement specifies four alternative levels of margin to be added to these base rates depending on compliance with certain financial covenants. The range of interest being paid to CIT on outstanding balances was 4.34 – 4.75% as of July 3, 2004. The agreement and subsequent amendments contain financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. The revolving loan matures August 23, 2006. As of July 3, 2004, the Company was in compliance with all loan covenants. At July 3, 2004, the outstanding revolving loan balance was $10.9 million compared to $9.9 million at fiscal year end June 28, 2003. Based on eligible collateral, approximately $9.1 million was available from the revolving line of credit as of July 3, 2004.

5. INCOME TAXES

Income tax expense consists of the following:

	Year Ended
	July 3, 2004	June 28, 2003	June 29, 2002
	(in thousands)
Current income taxes:
Federal	$—	$(37)	$—
Foreign	611	637	900
State	—	—	—

	611	600	900

Deferred income taxes:
Federal	(464)	4,264	(7,627)
Foreign	—	—	—
State	(16)	272	(723)

	(480)	4,536	(8,350)
Change in valuation allowance	480	(4,536)	12,866

	—	—	4,516

Total income tax expense	$611	$600	$5,416

The Company’s effective tax rate differs from the federal tax rate as follows:

	Year Ended
	July 3, 2004	June 28, 2003	June 29, 2002
	(in thousands)
Federal income tax expense (benefit) at statutory rates	$245	$4,763	$(6,782)
Effect of foreign taxes	110	(101)	807
State tax (net of federal effect)	7	140	(723)
Permanent differences
Life insurance premiums	65	65	50
Other	(296)	269	(802)
Change in valuation allowance	480	(4,536)	12,866

Income tax provision	$611	$600	$5,416

The domestic and foreign components of income (loss) before income taxes were:

	Year Ended
	July 3, 2004	June 28, 2003	June 29, 2002
	(in thousands)
Domestic	$(709)	$11,900	$(20,219)
Foreign	1,430	2,109	273

Income (loss) before income taxes	$721	$14,009	$(19,946)

Deferred income taxes result from temporary differences in the timing of recognition of revenue and expenses. Deferred income tax assets and liabilities consist of the following at:

	July 3, 2004	June 28, 2003
	(in thousands)
Allowance for doubtful accounts	$18	$32
Inventory	1,675	1,462
Vacation accrual	342	346
Warranty accrual	59	55
State deferred asset	72	71
Litigation judgment (current portion)	315	382
Other	19	132

Current deferred income tax assets	2,500	2,480
Current portion of valuation allowance	(2,500)	(2,480)

Current deferred income tax assets, net of valuation allowance	$—	$—

Depreciation and amortization	$22	$686
State deferred taxes	615	600
Litigation judgment (non-current portion)	522	882
Net operating loss carryforwards	19,971	18,396
Tax credit carryforwards	536	607
Other	434	469

Noncurrent deferred income tax assets	22,100	21,640
Valuation allowance, net of current portion	(22,100)	(21,640)

Noncurrent deferred income tax assets, net of valuation allowance	$—	$—

Total deferred income tax assets	$—	$—

SFAS No. 109 requires that management assess the sources of future taxable income, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance equal to the net deferred tax assets is appropriate.

At July 3, 2004, the Company had net operating loss carryforwards approximating $59 million. The net operating loss carryforwards expire in varying amounts from fiscal years ending in 2006 through 2024. The Company also has general business credits and alternative minimum tax credits approximating $316,000 and $220,000, respectively. The general business credits expire in varying amounts from fiscal years ending in years 2005 through 2009 and the alternative minimum tax credits do not expire. Utilization of net operating loss carryforwards would be limited in the event the Company’s ownership changes more than 50% in a three-year period.

6. EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net income (loss) (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by including both the weighted-average number of shares outstanding and any dilutive common share equivalents. The following table presents a reconciliation of the denominator and the number of antidilutive common share options that were not included. These antidilutive securities occur when options outstanding have an option price greater than the average market price for the period.

	Fiscal Years Ending
	2004	2003	2002
Total weighted average shares – basic	9,673,128	9,672,580	9,672,580
Effect of dilutive common stock options	119,707	—	—

Total weighted average shares – diluted	9,792,835	9,672,580	9,672,580

Antidilutive options not included in diluted earnings per share	1,952,184	2,086,086	2,081,304

7. STOCK OPTION AND BENEFIT PLANS

The Company has executive stock option plans for certain key employees. Options under these plans vest over one to five years and become exercisable as they vest. Options under the plans become exercisable in full immediately prior to the occurrence of a “Change in Control” as defined in the plan documents. The Company has reserved 2,795,000 shares for issuance under these plans. As of July 3, 2004, 1,826,891 options were outstanding of which 1,728,554 shares were exercisable. There are 112,467 shares available for future grant under these option plans. These options expire ten years from the date of grant.

The Company also has a stock option plan for “Nonemployee Directors.” Options under this plan vest over a three-year period and are exercisable as they vest. The Company has reserved 300,000 shares for issuance under this plan. As of July 3, 2004, 245,000 options were outstanding of which 185,416 shares were exercisable. There are 24,650 shares available for future grant under this plan. These options expire ten years from the date of grant.

Compensation expense for options will be recorded if the exercise price of the option is less than the closing market price of the stock on the date of grant. There was no compensation expense incurred in conjunction with options issued in fiscal years 2004, 2003, or 2002, as all options were granted at fair market value. See Note 1 for the pro forma effect if the Company had accounted for the stock options using fair value methods.

Following is a summary of plan activity:

	Price Range	Number Of Options	Weighted Average Exercise Price
Outstanding, June 30, 2001	$1.54 to $16.25	1,966,200	$4.99

Granted during 2002	$2.00 to $ 2.11	130,000	$2.07
Expired or canceled	$2.75 to $7.25	(14,896)	$4.12

Outstanding, June 29, 2002	$1.54 to $16.25	2,081,304	$4.81

Granted during 2003	$1.15 to $ 1.20	160,000	$1.16
Expired or canceled	$1.15 to $16.25	(155,218)	$6.04

Outstanding, June 28, 2003	$2.75 to $16.25	2,086,086	$4.44

Granted during 2004	$2.20	37,500	$2.20
Exercised	$1.15	(3,333)	$1.15
Expired or canceled	$1.15 to $ 9.50	(48,362)	$7.62

Outstanding, July 3, 2004	$1.15 to $16.25	2,071,891	$4.33

Additional information regarding options outstanding as of June 28, 2003, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs.)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$ 1.15 - $ 1.73	145,000	6.0	$1.18	57,914	$1.20
$ 1.74 - $ 2.60	167,500	6.1	$2.10	96,665	$2.06
$ 2.61 - $ 3.92	789,000	6.4	$2.79	789,000	$2.79
$ 3.93 - $ 5.89	685,200	4.9	$5.07	685,200	$5.07
$ 5.90 - $ 8.85	198,191	4.0	$7.43	198,191	$7.43
$ 8.86 - $13.30	20,000	0.3	$10.75	20,000	$10.75
$13.31 - $16.25	67,000	2.6	$16.25	67,000	$16.25

$ 1.15 - $16.25	2,071,891	5.5	$4.33	1,913,970	$4.56

The Company’s defined contribution plan is available to U.S. employees who have attained age 21. The Company contributes an amount equal to 100% of the employee’s contribution on the first 3% of the employee’s compensation and an additional 50% of the employee’s contribution on the following 2% of the employee’s compensation. Company contributions to the plan were $370,336, $366,190, and $362,458 in fiscal years 2004, 2003 and 2002, respectively.

8. COMMITMENTS AND CONTINGENCIES

Leases: The Company has operating leases for certain equipment and production facilities, which expire at various dates during the next seven years. Future minimum payments under non-cancelable operating and capital leases with initial or remaining terms of one year or more at July 3, 2004, are summarized as follows (in thousands):

Fiscal Years Ending	Operating Leases	Capital Leases
2005	$2,802	$371
2006	1,833	63
2007	862	6
2008	448	6
2009	440	5
Thereafter	700	—

Total minimum lease payments	$7,085	451

Amount representing interest		(59)

Present value of lease payments		392
Current portion		(324)

Capital lease obligations, net of current portion		$68

As of July 3, 2004, the gross carrying amount of the Company’s equipment financed under capital leases amounted to approximately $538,000. Accumulated depreciation for property and equipment under capital leases totaled approximately $78,000. The weighted average interest rate on these capital leases is approximately 8.50% and expire at various dates through fiscal year 2009.

Rental expenses under operating leases were approximately $4.4 million, $4.6 million, and $4.5 million in 2004, 2003, and 2002, respectively.

Warranty Costs: The Company provides warranties on certain product sales and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities.

If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.

Components of the reserve for warranty costs during 2004, 2003, and 2002 were as follows:

Balance at June 30, 2001	$326,545
Additions related to current period sales	215,101
Warranty costs incurred in the current period	(247,376)

Balance at June 29, 2002	294,270
Additions related to current period sales	150,000
Warranty costs incurred in the current period	(283,126)

Balance at June 28, 2003	161,144
Additions related to current period sales	192,715
Warranty costs incurred in the current period	(180,127)

Balance at July 3, 2004	$173,732

Litigation: On December 20, 2001, a jury in Seattle federal court rendered a verdict in the case of F&G Scrolling Mouse, LLC, Fernando Falcon and Federico Gilligan v. Microsoft Corporation, Honeywell, Inc., and Key Tronic Corporation, United States District Court for the Western District of Washington, Case No. C99-995C (the “litigation”) finding that Key Tronic misappropriated trade secrets and breached a confidentiality agreement with Plaintiffs. The jury awarded damages to the Plaintiffs in the amount of $16.5 million. The judgment against the Company was subsequently increased to approximately $19.2 million through an award of pre-judgment interest. On October 24, 2002, the Company reached a settlement of the litigation with the Plaintiffs (hereafter called “F&G”). Under the terms of the settlement, the Company has agreed to pay F&G a total of $7.0 million. The Company was required to make an initial payment to F&G of $2.5 million, as well as make quarterly payments to F&G of $200,000 or 50% of Key Tronic’s operating income, whichever is greater, until the total payment of $7.0 million has been made, provided the total payment is completed by December 15, 2005. The remaining amount to be paid of the $7.0 million settlement was approximately $2.5 million at July 3, 2004.

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

On March 31, 2004 a former employee of the Company filed a complaint against the Company in the Superior Court of the State of Washington, Spokane County. Anthony DeStefano, Jr. v Key Tronic Corporation, Case No. 04201480-2. The complaint asserted claims for breach of contract, wrongful withholding of wages and wrongful discharge and sought an unspecified amount of damages. The complaint was dismissed with prejudice in September 2004 with each party bearing its own costs.

The Company is party to certain other lawsuits or claims in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flow. Also see Note 8 to the Consolidated Financial Statements.

9. ENTERPRISE-WIDE DISCLOSURES

Management organizes its business around EMS and keyboards based on geographic area. These businesses have been aggregated into one segment as each has similar economic characteristics, and the nature of the business, its production processes, customers and distribution methods are similar.

Of the revenues for the years ended July 3, 2004, June 28, 2003, and June 29, 2002, EMS sales were $135.5 million, $116.0 million, and $157.0 million, respectively. Keyboard sales for the years ended July 3, 2004, June 28, 2003, and June 29, 2002 were $12.9 million, $14.6 million, and $18.3 million, respectively. The remainder of revenues for all years presented were from sales of miscellaneous other products and services.

Net sales and long-lived assets (property, plant, and equipment) by geographic area for the years ended July 3, 2004, June 28, 2003, and June 29, 2002 are summarized in the following table. Net sales set forth below are based on the shipping destination.

	Domestic (U.S.)	Foreign	Total
	(in thousands)
2004
Net sales	$134,413	$14,488	$148,901
Long-lived assets	$10,153	$978	$11,131
2003
Net sales	$114,674	$16,220	$130,894
Long-lived assets	$10,974	$1,008	$11,982
2002
Net sales	$143,324	$32,267	$175,591
Long-lived assets	$11,429	$803	$12,232

For the year ended July 3, 2004, 44.5% of the Company’s foreign net sales were to customers in Mexico, 29.7% were to customers in Europe, 20.1% were to customers in Canada, and the remaining 5.7% were spread among customers in Asia and South America.

For the year ended June 28, 2003, 71.7% of the Company’s foreign net sales were to customers in the Far East, 14.6% were to customers in Mexico, 10.0% were to customers in Europe, and the remaining 3.7% were spread among customers in Canada and South America.

For the year ended June 29, 2002, 45.4% of the Company’s foreign net sales were to customers in Mexico, 44.3% were to customers in the Far East, 6.6% were to customers in Europe, and the remaining 3.7% were spread among customers in Canada and South America.

Significant Customers

The following customers accounted for 10% or more of consolidated revenues in the three fiscal years presented below:

	Fiscal Year
	2004	2003	2002
The Clorox Company	16%	31%	39%
Lexmark International, Inc.	14%	8%	18%
Zebra Technologies Corporation	12%	8%	0%
Transaction Printer Group, Inc.	10%	9%	10%
Hewlett-Packard Company	1%	8%	13%

Accounts receivable related to The Little Tikes Company, Lexmark International, Inc., and Transaction Printer Group, Inc. represented approximately 19%, 13%, and 12%, respectively of the Company’s total accounts receivable balance as of July 3, 2004. Sales to The Little Tikes Company did not account for more than 10% of consolidated revenues in fiscal year 2004 as sales did not commence until the latter part of the year.

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

10. QUARTERLY FINANCIAL DATA

(Unaudited)

	Year Ended July 3, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Net sales	$34,652	$32,567	$37,316	$44,366
Gross profit	$3,355	$2,672	$3,652	$3,558
Income (loss) before income taxes	$193	$(177)	$350	$355
Net income (loss)	$20	$(287)	$112	$265
Earnings (loss) per common share basic and diluted	$0.00	$(0.03)	$0.01	$0.03
Weighted average shares
Basic	9,673	9,673	9,673	9,675
Diluted	9,775	9,673	9,793	10,007

	Year Ended June 28, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$34,034	$30,552	$30,645	$35,663
Gross profit	$3,506	$3,484	$3,778	$4,190
Income before income taxes	$12,718	$190	$320	$781
Net income	$12,479	$74	$306	$550
Earnings per common share basic and diluted	$1.29	$.01	$.03	$.06
Weighted average shares
Basic	9,673	9,673	9,673	9,673
Diluted	9,673	9,673	9,675	9,714

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

Item 9A: CONTROLS AND PROCEDURES

a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

b)	There have been no changes in the Company’s internal controls over financial reporting during the quarter ended July 3, 2004 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B: OTHER INFORMATION

None

PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DALE F. PILZ – Director, Chairman of the Board

Dale F. Pilz, age 78, has served as Chairman of the Board since January 2000 and has been a director of the Company since April 1992. Mr. Pilz was Chief Executive Officer of Flowind Corporation from 1986 to 1990. He served as President of Omninet Corporation from 1985 to 1986. Prior to that, Mr. Pilz was Chief Executive Officer and President of GTE Sprint Communications from 1983 to 1985 and also served as Chief Executive Officer and President of GTE Spacenet Corporation from 1983 to 1985.

WENDELL J. SATRE - Director

Wendell J. Satre, age 86, has been a director of the Company since 1988 and served as Chairman of the Board of Directors from July 1991 through August 1995. Mr. Satre also served as a director from 1983 through 1986 and served as President and CEO of the Company from August 1991 through February 1992. Mr. Satre is the retired Chairman of the Board and Chief Executive Officer of the Washington Water Power Company (now Avista Corp.), a public utility headquartered in Spokane Valley, Washington. Mr. Satre also serves on the Board of Directors of Output Technology Corporation and The Coeur d’Alenes Company.

YACOV A. SHAMASH - Director

Yacov A. Shamash, age 54, has been a director of the Company since 1989. He has been the Dean of Engineering and Applied Sciences at the State University of New York campus at Stony Brook since 1992. Professor Shamash developed and directed the NSF Industry/University Cooperative Research Center for the Design of Analog/Digital Integrated Circuits from 1989 to 1992 and also served as Chairman of the Electrical and Computer Engineering Department at Washington State University from 1985 until 1992. Dr. Shamash also serves on the Board of Directors of American Medical Alert Corp, Manchester Technologies Inc. and Netsmart Technologies, Inc.

WILLIAM E. TERRY - Director

William E. Terry, age 71, has been a director of the Company since August 1992. Mr. Terry retired from Hewlett-Packard in November 1993 where he served in a number of executive positions during the prior 36 years. He is a Trustee of Santa Clara University and also serves on the Board of Directors of Altera Corporation.

PATRICK SWEENEY - Director

Patrick Sweeney, age 69, has been a director of the Company since July 2000. Mr. Sweeney was President and CEO of Hadco Corporation from 1991 through 1995 and formerly served as Hadco’s Vice President/Chief Financial Officer and Vice President of Operations. Prior to that Mr. Sweeney was the Vice President of International Manufacturing at Wang - USA from 1981 through 1986 and also served as Managing Director of Ireland for Wang and as Plant Manager of its Galway and Clonmel divisions. Mr. Sweeney also serves on the Board of Directors of Aimware, Info. Mosaic, Photo Machining Inc. and Farran Technologies.

JACK W. OEHLKE - Director, President and Chief Executive Officer

Jack W. Oehlke, age 58, has been President and Chief Executive Officer of the Company since June 1997. From October 1995, he served as Chief Operating Officer. Previously, he served as Senior Vice President of Operations from January 1995 to October 1995 and Vice President of Manufacturing Operations of the Company from December 1993 to January 1995. Mr. Oehlke served as Director of Operations, Director of Quality and in various management positions within manufacturing, engineering and quality functions of the Microswitch Division of Honeywell, Inc. from 1968 to 1993. Mr. Oehlke has a Bachelor of Science Degree in Industrial Technology from the University of Wisconsin at Menomonie.

RONALD F. KLAWITTER - Executive Vice President of Administration and Chief Financial Officer

Mr. Klawitter, age 52, has been Executive Vice President of Administration, CFO, and Treasurer since July 1997. Previously he was Vice President of Finance, Secretary and Treasurer of the Company since October 1995. He was Acting Secretary from

November 1994 to October 1995 and Vice President of Finance and Treasurer from 1992 to October 1995. From 1987 to 1992, Mr. Klawitter was Vice President, Finance at Baker Hughes Tubular Service, a subsidiary of Baker Hughes, Inc. He has a BA degree from Wittenberg University and is a Certified Public Accountant.

CRAIG D. GATES - Executive Vice President and General Manager

Mr. Gates, age 45, has been Executive Vice President and General Manager since August 2002. Previously he was Executive Vice President of Marketing, Engineering and Sales since July 1997. He served as Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana. From 1982 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch.

EFREN R. PEREZ – Vice President of S.W. Operations

Mr. Perez, age 64, has served as Vice President of S.W. Operations since July 1997. Previously he was the Managing Director of S.W. Operations from July 1996 to July 1997 and Director of S.W. Operations from July 1995 to June 1996. Following the Company’s acquisition of the Honeywell, Inc. Keyboard Division, Mr. Perez served as Plant Manager in Juarez from July 1993 to July 1995. He served as Plant Manager in Juarez for the Keyboard Division of Honeywell, Inc. from February 1989 to July 1993. Mr. Perez is a graduate of the University of Mexico with a B.S. in Physics.

MICHAEL D. CHARD – Vice President of Materials

Mr. Chard, age 46, has been Vice President of Materials of the Company since July 28, 2000. From February 1999 to July 28, 2000, he held various management positions with the Company in planning, quality assurance, and materials. From January 1997 to January 1999, he was Vice President of Product Delivery at Wang Global and its predecessor Olivetti North America. From 1983 to 1996, he held various management positions in finance, marketing, and operations at ISC Systems, the predecessor to Olivetti North America. He holds a BA Degree in Business and Accounting from Washington State University and is a Certified Public Accountant.

Compliance with Section 16(a) of the Exchange Act:

Incorporated by reference to Key Tronic Corporation’s 2003 Proxy Statement to Shareholders.

Code of Conduct

The Board of Directors has adopted a written Code of Conduct which applies to its directors and employees, including its executive officers. The Code of Conduct is available on the Company’s website at www.keytronic.com. The Company intends to disclose on its website any amendments to or waivers of the Code of Conduct.

Item 11: EXECUTIVE COMPENSATION

Information appearing under the caption “Executive Compensation” in the Company’s 2004 Proxy Statement is incorporated herein by this reference.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of July 3, 2004.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,692,391	$4.78	91,617
Equity compensation plans not approved by security holders(1)	379,500	$2.33	45,500

Total	2,071,891	$4.33	137,117

(1)	Consists of the Key Tronic Corporation 2000 Employee Stock Option Plan

Information under the caption “Beneficial Ownership of Securities” in the Company’s 2004 Proxy Statement is incorporated herein by this reference.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing under the caption “Certain Relationships and Transaction” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2004 Proxy Statement is incorporated herein by this reference.

Item 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Principal Accountant Fees and Services” in the Company’s 2004 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

Page in Form 10-K

FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firms	18-19
Consolidated Balance Sheets, as of July 3, 2004, and June 28, 2003	20
Consolidated Statements of Operations for the years ended July 3, 2004, June 28, 2003, and June 29, 2002	21
Consolidated Statements of Shareholders’ Equity for the years ended July 3, 2004, June 28, 2003, and June 29, 2002	22
Consolidated Statements of Cash Flows for the years ended July 3, 2004, June 28, 2003, and June 29, 2002	23
Notes to Consolidated Financial Statements	24-35

      2. SCHEDULES

Independent Auditors’ Report on Financial Statement Schedule II.	18, Exhibit 23.2
Consolidated Valuation and Qualifying Accounts	42

Other schedules are omitted because of the absence of conditions under which they are required, or because required information is given in the financial statements or notes thereto.

      3. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, incorporated by reference to the Exhibits to the Company’s form 10-K for the year ended June 30, 1986

3.2	Bylaws, as amended, incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 30, 1986

10.1*	Executive Stock Option Plan, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended June 30, 1986

10.2*	Amended and Restated 1990 Stock Option Plan for Non-Employee Directors, as amended, incorporated by reference to the Company’s 1997 Proxy Statement (dated October 10, 1997), pages 14-17

10.3*	1995 Executive Stock Option Plan, incorporated by reference to the Company’s 1995 Proxy Statement, pages 19-22

10.4*	2000 Employee Stock Option Plan, incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.5*	Officers’ Employment Contracts, incorporated by reference to the Company’s 1998 Proxy Statement, pages 10 and 11

10.6*	Employment Contract with Michael D. Chard, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended July 1, 2000

10.7*	Addenda to Officers’ Employment Contracts, incorporated by reference to Exhibits to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.8*	Description of Retention Bonus Plan, incorporated by reference to the Exhibits to the Company’s 10-Q for the quarter ended December 28, 2002

10.9*	Addenda to Officers’ Employment Contracts, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended June 29, 2002

10.10	Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended September 29, 2001

10.11	First and Second Amendments to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 29, 2002

10.12	Third Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended December 29, 2002

10.13	Fourth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 28, 2003

10.14	Fifth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended December 27, 2003

10.15	Sixth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended April 3, 2004

10.16	Seventh Amendment to Financing Agreement with CIT Group Business Credit, Inc., submitted herewith

10.17	Eighth Amendment to Financing Agreement with CIT Group Business Credit, Inc., submitted herewith

14.	Code of Conduct, submitted herewith

21.	Subsidiaries of Registrant, submitted herewith

23.1	Consent of Independent Registered Public Accounting Firm, submitted herewith

23.2	Consent of Independent Registered Public Accounting Firm and Report on Schedule, submitted herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, submitted herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, submitted herewith

32.1	Section 1350 Certification of Chief Executive Officer, submitted herewith

32.2	Section 1350 Certification of Chief Financial Officer, submitted herewith

*	Management contract or compensatory plan or arrangement

PART IV

SCHEDULE II

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

FISCAL YEARS ENDED JULY 3, 2004, JUNE 28, 2003, AND

JUNE 29, 2002

	2004	2003	2002
	(in thousands)
Allowance for Obsolete Inventory
Balance at beginning of year	$3,513	$4,765	$2,712
Provisions	162	203	2,225
Dispositions	(494)	(1,455)	(172)

Balance at end of year	$3,181	$3,513	$4,765

Allowance for Doubtful Accounts
Balance at beginning of year	$105	$444	$633
(Recovery) provisions	—	(56)	175
Write-offs	(45)	(283)	(364)

Balance at end of year	$60	$105	$444

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 17, 2004

KEY TRONIC CORPORATION

By:	/s/ Jack W. Oehlke
Jack W. Oehlke, Director, President,
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Jack W. Oehlke	September 17, 2004
Jack W. Oehlke	Date
(Director, President and
Chief Executive Officer)

/s/ Ronald F. Klawitter	September 17, 2004
Ronald F. Klawitter	Date
(Principal Financial Officer)

/s/ Dale F. Pilz	September 17, 2004
Dale F. Pilz	Date
(Director, Chairman of the Board)

/s/ Wendell J. Satre	September 17, 2004
Wendell J. Satre	Date
(Director)

/s/ Yacov A. Shamash	September 17, 2004
Yacov A. Shamash	Date
(Director)

/s/ Patrick Sweeney	September 17, 2004
Patrick Sweeney	Date
(Director)

/s/ William E. Terry	September 17, 2004
William E. Terry	Date
(Director)