Form 10-Q
period 2004-10-02
KEY TRONIC CORP
filed 2004-11-15
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED OCTOBER 2, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD FROM              TO             .

Commission File Number 0-11559

KEY TRONIC CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-0849125
(State of Incorporation)	(I.R.S. Employer Identification No.)

N. 4424 Sullivan Road

Spokane Valley, Washington 99216

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

At November 2, 2004, 9,680,913 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

*	Items are not applicable

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 2, 2004	July 3, 2004
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$934	$600
Trade receivables, less allowance for doubtful accounts of $60	25,239	24,439
Inventories	31,880	27,848
Other	2,655	1,833

Total current assets	60,708	54,720

Property, plant and equipment - net	10,698	11,131

Other assets:
Restricted cash	1,419	705
Other (net of accumulated amortization of $729 and $696)	591	617
Goodwill	765	765

Total other assets	2,775	2,087

Total assets	$74,181	$67,938

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term obligations	$508	$606
Accounts payable	28,909	24,354
Accrued compensation and vacation	3,434	4,015
Litigation settlement - short-term	941	925
Other	1,810	1,352

Total current liabilities	35,602	31,252

Long-term liabilities:
Revolving loan	12,844	10,851
Litigation settlement – long-term	1,195	1,536
Other	1,026	1,065

Total long-term liabilities	15,065	13,452

Total liabilities	50,667	44,704

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, no par value - shares authorized 25,000; issued and outstanding 9,681 and 9,676	38,411	38,397
Accumulated deficit	(14,897)	(15,163)

Total shareholders’ equity	23,514	23,234

Total liabilities and stockholders’ equity	$74,181	$67,938

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	October 2, 2004	September 27, 2003
	(in thousands, except per share amounts)
Net sales	$48,774	$34,652
Cost of sales	45,226	31,297

Gross profit on sales	3,548	3,355

Operating expenses:
Research, development and engineering	705	700
Selling	493	447
General and administrative	1,668	1,764

Total operating expenses	2,866	2,911

Operating income	682	444

Interest expense	299	258
Other income (expense)	—	(7)

Income before income tax provision	383	193

Income tax provision	117	173

Net income	$266	$20

Earnings per share – basic and diluted:	$0.03	$0.00
Weighted average shares outstanding - basic	9,677	9,673
Weighted average shares outstanding - diluted	9,914	9,775

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	October 2, 2004	September 27, 2003
	(in thousands)
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net income	$266	$20
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	674	712
Provision for (recovery of) obsolete inventory	70	(600)
Provision for warranty	26	—
Loss on disposal of assets	7	30
Changes in operating assets and liabilities:
Trade receivables	(800)	(3,370)
Inventories	(4,102)	2,476
Other assets	(824)	(485)
Accounts payable	4,555	2,753
Accrued compensation and vacation	(581)	64
Litigation settlement	(325)	(524)
Other liabilities	439	(1,206)

Cash used in operating activities	(595)	(130)

Cash flows from investing activities:
Purchase of property and equipment	(179)	(222)
Increase (decrease) in restricted cash	(714)	383
Proceeds from sale of property and equipment	—	1

Cash provided by (used in) investing activities	(893)	162

Cash flows from financing activities:
Payment of financing costs	(60)	—
Repayment of other liabilities	(125)	—
Borrowings under revolving credit agreement	49,340	31,444
Repayment of revolving credit agreement	(47,347)	(31,811)
Proceeds from exercise of stock options	14	—

Cash provided by (used in) financing activities	1,822	(367)

Net increase (decrease) in cash and cash equivalents	334	(335)

Cash and cash equivalents, beginning of period	600	956

Cash and cash equivalents, end of period	$934	$621

Supplemental cash flow information:
Interest payments	$259	$193
Income tax payments, net of refunds	$249	$142

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004.

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarters ended October 2, 2004 and September 27, 2003 were 13 week periods.

2. INVENTORIES

The components of inventories consist of the following:

	October 2, 2004	July 3, 2004
	(in thousands)
Finished goods	$11,050	$10,984
Work-in-process	3,389	2,926
Raw materials and supplies	20,550	17,119
Reserve for obsolescence	(3,109)	(3,181)

	$31,880	$27,848

3. REVOLVING LOAN

The Company has entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $20 million. The revolving loan is secured by the assets of the Company. The interest rate provisions allow for a variable rate based on either the prime rate or LIBOR rate. The agreement specifies four alternative levels of margin to be added to each of these base rates depending on compliance with certain financial covenants. The range of interest on outstanding balances was 4.73% to 5.25% as of October 2, 2004. The increase in rates from fiscal year end is related to increases in published prime and LIBOR rates.

The agreement and subsequent amendments contain financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. The credit facility matures August 23, 2006. As of October 2, 2004, approximately $7.2 million was available to draw from the revolving line of credit.

4. INCOME TAXES

The income tax provision for the first quarter of fiscal year 2005 was $117,000 compared to $173,000 for the first quarter of the prior year. The income tax provisions are attributable primarily to taxable earnings of foreign subsidiaries. The reduction in the provision in the first quarter of fiscal 2005 compared with same period of fiscal 2004 is related to a reduction in tax rates applicable to foreign income of the Company’s Mexican operations. The Company has domestic tax loss carryforwards of approximately $59 million. In accordance with SFAS 109, a valuation allowance is required if it is more than likely than not that some or all of the deferred tax assets will not be realized in the future. Accordingly, management has determined that a valuation allowance equal to the net deferred tax asset is appropriate at this time.

5. EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding during the period. Basic and diluted EPS is as follows (in thousands, except per share information):

	Three Months Ended
	October 2, 2004	September 27, 2003
Net income	$266	$20

Weighted average shares outstanding	9,677	9,673
Basic earnings per share	$0.03	$0.00

Diluted shares outstanding	9,914	9,775

Diluted earnings per share	$0.03	$0.00

There were approximately 932,000 and 1,800,000 antidilutive stock options not included in the diluted shares outstanding for the quarters ended October 2, 2004 and September 27, 2003.

6. STOCK OPTIONS

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

For purposes of disclosure under SFAS No. 123 and No. 148, the following is the pro forma effect of the options had they been recorded under the fair value based method (in thousands, except per share info):

	Quarters Ended
	October 2, 2004	September 27, 2003
Net income, as reported	$266	$20
Add: Stock-based employee compensation expense included in reported net income	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(32)	(15)

Pro forma net income	$234	$5

Earnings per share:

Basic and diluted - as reported	$0.03	$0.00

Basic and diluted – pro forma	$0.02	$0.00

The fair value of each option grant is estimated on the date of grant using the following assumptions: 0% dividend yield, 5-year life, stock price volatility of 111.8% and 81.3% and risk free interest rates of 3.46% and 4.6% for the quarters ending October 2, 2004 and September 27, 2003, respectively.

7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments: The amount of firm commitments to contractors and suppliers for future capital expenditures was approximately $840,000 at October 2, 2004.

Leases: The Company leases some of its facilities, certain equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates during the next seven years.

Warranty: The Company provides warranties on certain product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.

Components of the reserve for warranty costs consist of the following:

	Three Months Ended
	October 2, 2004	September 27, 2003
Balance at beginning of period	$173,732	$161,144
Additions related to current period sales	26,285	30,000
Warranty costs incurred in the current period	(35,886)	(35,975)

Balance at end of period	$164,131	$155,169

Litigation Settlement: On December 20, 2001, a jury in Seattle federal court rendered a verdict in the case of F&G Scrolling Mouse, LLC, Fernando Falcon and Federico Gilligan v. Microsoft Corporation, Honeywell, Inc., and Key Tronic Corporation, United States District Court for the Western District of Washington, Case No. C99-995C (the “litigation”) finding that Key Tronic misappropriated trade secrets and breached a confidentiality agreement with Plaintiffs. The jury awarded damages to the Plaintiffs in the amount of $16.5 million. The judgment against the Company was subsequently increased to approximately $19.2 million through an award of pre-judgment interest. On October 24, 2002, the Company reached a settlement of the litigation with the Plaintiffs (hereafter called “F&G”). Under the terms of the settlement, the Company has agreed to pay F&G a total of $7.0 million. The Company was required to make an initial payment to F&G of $2.5 million, as well as make quarterly payments to F&G of $200,000 or 50% of Key Tronic’s operating income, whichever is greater, until the total payment of $7.0 million has been made, provided the total payment is completed by December 15, 2005. As of October 2, 2004, the Company has made payments to F&G totaling approximately $ 4.9 million.

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

OVERVIEW

The electronic manufacturing services (EMS) industry has experienced significant growth recently and is expected to continue to grow as more original equipment manufacturers (OEMs) shift to outsourced manufacturing, and industry trends continue to be very positive. The Company believes that it is positioned in the EMS industry to expand its customer base and continue business growth.

Key Tronic Corporation is an independent provider of EMS for OEMs. The Company’s core strengths include innovative design and engineering expertise in electronics, mechanical engineering, and precision molding and tooling combined with high-quality, low-cost production and assembly on a global basis. This global production capability provides customers with the benefits of improved supply-chain management, reduced inventories, lower transportation costs, and reduced product fulfillment time. The Company has made investments in its Mexico and China facilities which gives it the production capacity and logistical advantages to continue to win new business.

The Company has continued to acquire new customers and increase production on programs for existing customers. During the first quarter of fiscal 2005, the Company has made substantial commitments to expand and enhance its EMS business development efforts and those efforts are in part responsible for the recent growth in sales revenue. The Company’s new customer relationships involve a variety of products, including consumer electronics and plastics, gaming devices, household products, educational toys, exercise equipment, specialty printers and computer accessories.

The EMS industry is intensely competitive, and Key Tronic, at this time, has less than 1% of the potential market. The Company is planning for growth in coming quarters by expanding its worldwide manufacturing capacity and continuing to improve its manufacturing processes. The Company believes that it can win new business, particularly those programs that may be initially too small for larger contract manufacturers. Current challenges facing the Company include the following: continuing to win new programs, improving operating efficiencies, controlling costs and developing competitive price strategies.

Net income for the first quarter of fiscal 2005 was $266,000 as compared to $20,000 for the first quarter of fiscal 2004. The increase was directly related to an increase in sales while operating expenses were lower for the three months ended October 2, 2004 compared to the three months ended September 27, 2003.

Sales for the first quarter of fiscal 2005 increased 40.8% to $48.8 million compared to $34.7 million for the same period of fiscal 2004. The increase in sales reflects new program revenues from both existing and new customers. The largest increase came from the production and sales of surface mount technologies (SMT) for printed circuit assemblies and a seasonal increase in consumer electronic sales. Future growth in SMT programs is anticipated throughout the remainder of fiscal 2005 while seasonal sales of consumer electronics are expected to decrease next quarter. Sales in the second quarter of fiscal 2005 are estimated to be in the range of $45 million to $50 million. The Company has achieved its revenue growth organically, that is without acquisitions. During the first quarter, the Company continued to lower our dependence on our largest customers as the customer base continues to increase.

Gross profit as a percentage of sales for the first quarter of 2005 was 7.3% compared to 9.7% during the first quarter of fiscal 2004. The decrease is due to the changes in product mix, sales price reductions, increases in reserves for inventory obsolescence and inefficiencies of production operations due to new program introductions. The level of gross margin in the foreseeable future is expected to depend on facility utilization, product mix, start-up of new programs, pricing within the electronics industry, and material costs.

The Company maintains a strong balance sheet with a current ratio of 1.7 and a long-term debt to equity ratio of 0.6. The Company maintains a good working relationship with its asset-based lender, and believes that internally generated funds and the Company’s revolving line of credit will provide adequate capital for planned growth.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition: The Company recognizes revenue primarily when products are shipped. SEC Staff Accounting Bulletin 101 states that revenue generally is realized or realizable and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists

•	Delivery has occurred or services have been rendered

•	The seller’s price to the buyer is fixed or determinable

•	Collectibility is reasonably assured

The Company believes that it meets the above criteria for the following reasons:

•	Customer purchase orders confirming the price and shipping terms are required prior to shipment.

•	The terms of the Company’s sales are generally FOB shipping point, meaning that the customer takes ownership of the goods and assumes the risk of loss when the goods leave the Company’s premises.

•	The seller’s price to the buyer is fixed or determinable – as noted, the Company requires a customer purchase order, which confirms the price and shipping terms.

•	Collectibility is reasonably assured – the credit terms for customers are pre-established so that collection of the account can be reasonably assured.

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

Income Taxes: The Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with evaluating temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s balance sheet. A valuation allowance against deferred tax assets is required whenever the recovery of the assets from future earnings is considered doubtful. In fiscal 2002, the Company wrote off its net deferred tax assets totaling approximately $5 million by recording additional income tax expense and increasing the valuation allowance for the deferred tax assets. The Company’s management made this decision as a result of the large financial loss recorded in that fiscal year and uncertainty due to a verdict rendered in the F&G Scrolling Mouse LLC litigation (see Note 7 of the condensed consolidated financial statements). As of October 2, 2004, the Company had approximately $59 million in tax loss carryforwards, which will expire in 2006 through 2024.

Although the Company has a history of operating losses, it is possible that future earnings may require the reinstatement of all or a portion of the deferred tax assets. If this should occur, an income tax benefit would be recorded, and this would have a favorable effect on reported earnings per share in the period of the adjustment.

RESULTS OF OPERATIONS

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes. The following table presents the percentage relationship to net sales that certain items in our Consolidated Statements of Income for the periods indicated.

	First Quarter Ended
	October 2, 2004	September 27, 2003
Sales	100.0%	100.0%
Cost of Sales	92.7	90.3

Gross Profit	7.3	9.7

Operating expenses	5.9	8.4

Operating income	1.4	1.3

Interest expense	0.6	0.7

Income before income taxes	0.8	0.6

Income tax provision	0.3	0.5

Net income	0.5%	0.1%

Sales

Sales for the first quarter of fiscal 2005 increased 40.8% to $48.8 million compared to $34.7 million for the same quarter of fiscal 2004. The increase in sales reflects new program revenues from both existing and new customers. The largest increase came from the production of surface mount technologies (SMT) for printed circuit assemblies and a seasonal increase in consumer electronics. Based on customers’ orders and indications of expected demand, and the Company’s anticipated reduction of production days during the holiday season, the Company currently expects sales in the second quarter to be in the range of $45 million to $50 million.

Sales to our largest customers may vary significantly from quarter to quarter depending on the size and timing of customer program commencement, forecasts, delays, modifications, and transitions. The Company remains dependent on continued sales from its significant customers and most contracts are not firm long-term purchase commitments. The Company seeks to maintain flexibility in production capacity by employing skilled temporary and short-term labor and by utilizing short term leases on equipment and manufacturing facilities. In addition, our capacity and core competencies of SMT for printed circuit assemblies, precision molding, tool making, assembly, and engineering can be applied to a wide variety of products.

Gross Profit

Our gross profit as a percentage of sales for the first quarter of fiscal 2005 was 7.3% compared to 9.7% during the first quarter of fiscal 2004. The decrease is due to the changes in product mix, inventory obsolescence, sales price reductions, and the level of efficiency of our production due to new program introductions. Gross margin in the foreseeable future is expected to depend on facility utilization, product mix, start-up of new programs, pricing within the electronics industry, and material costs.

The gross profit in the first quarter of fiscal 2005 and 2004 includes charges (credits) related to changes in the allowance for obsolete inventory. The Company adjusts the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions. The reserves are established on inventory which the Company has determined that customers are not contractually responsible for, or on inventory that the Company believes that the customers will be unable to fulfill their obligation to ultimately purchase such inventory. The credit in first quarter fiscal 2004 related to the sale of previously reserved inventory.

Operating Expenses

Total operating expenses were $2.9 million in the first quarters of fiscal 2005 and 2004. Operating expenses as a percentage of sales decreased to 5.9% in the first quarter of fiscal 2005 from 8.4% in the first quarter of fiscal 2004. The Company has successfully decreased operating expenses while sales revenue has increased by 40.8% when compared to the first quarter of fiscal 2004.

Total research, development, and engineering expenses were $705,000 and $700,000 during the first quarter of fiscal 2005 and 2004, respectively. The Company was able to reduce mechanical engineering costs while incurring offsetting additional electrical engineering costs based on the mix of current product development.

Selling expense in the first quarter of 2005 was $493,000 compared to $447,000 in first quarter of 2004. The increase is related to an increase in commissions expense and outside service fees offset in part by a reduction in advertising expense.

General and administrative expenses amounted to $1,668,000 and $1,764,000 in the first quarters of fiscal 2005 and 2004, respectively. The Company was able to renegotiate its liability insurance and reduce other operating expenses related to the sales facility in Ireland. The Company has decreased its administrative staff in the Ireland sales facility and estimates that by the third quarter of fiscal 2005 this action will further reduce expenses in Europe.

Interest

Interest expense increased to $299,000 in the first quarter of 2005 compared to $258,000 in fiscal year 2004 due to the increase in the average revolver balance and the increase in the variable interest rates charged on the balance.

Income Taxes

The income tax provision for the first quarter of fiscal year 2005 was $117,000 compared to $173,000 for the first quarter of the prior year. The income tax provisions are attributable primarily to taxable earnings of foreign subsidiaries. The reduction in the provision in the first quarter of fiscal year 2005 is related to a reduction in effective tax rates applicable to the Company’s Mexican operations. The Company has domestic tax loss carryforwards of approximately $59 million. In accordance with SFAS 109, a valuation allowance is required if it is more than likely than not that some or all of the deferred tax assets will not be realized in the future. Accordingly, management has determined that a valuation allowance equal to the net deferred tax asset is appropriate at this time.

Backlog

Quarter Ended	October 2, 2004	September 27, 2003
	$67.3 million	$31.2 million

Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months although shipment dates are subject to change due to design modifications or other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Cash used in operating activities was $595,000 during the first quarter of fiscal year 2005 versus $130,000 of cash used in operating activities during the same period of the prior year. The increase in cash used in operating activities was due primarily to an increase in inventory, other assets, and accounts receivable offset by an increase in accounts payable and other liabilities. The increase in inventory and accounts payable for the first quarter of fiscal 2005 was due primarily to an increase in electronic components relating to new SMT programs. The decrease in accrued compensation and vacation was the result of the payment of incentive compensation that was previously accrued at the 2004 fiscal year end. The Company also paid an additional $325,000 towards a litigation settlement referred to previously. The Company plans to have the settlement paid entirely by the second quarter of fiscal year 2006.

Investing Cash Flow

During the first quarter of fiscal year 2005, the Company spent $179,000 compared to $222,000 for capital additions in the same period in the previous fiscal year. The Company’s capital expenditures are primarily purchases of manufacturing equipment to support its worldwide operations. The Company also uses leases in acquiring equipment. Leases are often utilized when technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. During the quarter, the Company entered into a $100,000 operating lease for production equipment. The Company has also placed deposits on approximately $840,000 of additional production equipment that will be leased. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.

Restricted cash includes amounts in the Company’s bank account that must be used to pay down the Company’s long-term revolving line of credit. These amounts will fluctuate daily based on collections.

Financing Cash Flow

The Company has entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $20 million. The range of interest on outstanding balances was 4.73% to 5.25% as of October 2, 2004. The credit facility matures August 23, 2006. As of October 2, 2004, the Company was in compliance will all loan covenants and based on eligible collateral, approximately $7.2 million was available to draw from the revolving line of credit. Cash requirements of the Company are affected by the level of current operations and new EMS programs. The Company utilizes cash to fund these requirements and believes it has positioned itself to grow and expand its business.

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

Interest Rate Risk The Company is exposed to interest rate risk under its revolving credit facility with interest rates based on various levels of margin added to published prime rate and LIBOR rates depending on the calculation of certain financial covenants.

Stock Price and Dilution Volatility The common stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or to factors relating to the EMS and computer industries or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. As of October 2, 2004, there were outstanding options for the purchase of approximately 2,005,000 shares of common stock of the Company, of which options for approximately 1,918,000 shares were vested and exercisable. Of the outstanding options, approximately 932,000 have exercise prices higher than the average closing price for the quarter. Holders of the common stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the common stock are exercised.

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

Item 4. Controls and Procedures

a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

b)	There have been no changes during the quarter covered by this report in the Company’s internal controls over financial reporting during the quarterly period ended October 2, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting or in other factors which could significantly affect internal controls over financial reporting.

PART II. OTHER INFORMATION:

Item 6. Exhibits

(10.1)	Ninth Amendment to Financing Agreement

(31.1)	Certification of Chief Executive Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

(31.2)	Certification of Chief Financial Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

(32.1)	Certification of Chief Executive Officer (18 U.S.C. 1350)

(32.2)	Certification of Chief Financial Officer (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/s/ Jack W. Oehlke
Jack W. Oehlke	Date: November 15, 2004
(Director, President and
Chief Executive Officer)

/s/ Ronald F. Klawitter
Ronald F. Klawitter	Date: November 15, 2004
(Principal Financial Officer
Principal Accounting Officer)