Form 10-Q
period 2005-01-01
KEY TRONIC CORP
filed 2005-02-16
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JANUARY 1, 2005

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

At February 1, 2005, 9,680,913 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

*	Items are not applicable

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 1, 2005	July 3, 2004
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,093	$600
Trade receivables, less allowance for doubtful accounts of $202 and $60	26,937	24,439
Inventories	30,387	27,848
Other	2,454	1,833

Total current assets	60,871	54,720

Property, plant and equipment - net	10,445	11,131

Other assets:
Restricted cash	1,013	705
Other (net of accumulated amortization of $737 and $696)	595	617
Goodwill	765	765

Total other assets	2,373	2,087

Total assets	$73,689	$67,938

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term obligations	$422	$606
Accounts payable	26,011	24,354
Accrued compensation and vacation	3,682	4,015
Litigation settlement - short-term	1,795	925
Other	1,854	1,352

Total current liabilities	33,764	31,252

Long-term liabilities:
Revolving loan	14,930	10,851
Litigation settlement – long-term	—	1,536
Other	991	1,065

Total long-term liabilities	15,921	13,452

Total liabilities	49,685	44,704

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, no par value - shares authorized 25,000; issued and outstanding 9,681 and 9,676	38,411	38,397
Accumulated deficit	(14,407)	(15,163)

Total shareholders’ equity	24,004	23,234

Total liabilities and stockholders’ equity	$73,689	$67,938

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarters Ended
	January 1, 2005	December 27, 2003
	(in thousands, except per share amounts)
Net sales	$51,226	$32,567
Cost of sales	47,235	29,895

Gross profit on sales	3,991	2,672

Operating expenses:
Research, development and engineering	708	589
Selling	528	278
General and administrative	1,848	1,730

Total operating expenses	3,084	2,597

Operating income	907	75

Interest expense	308	265
Other income	(11)	(13)

Income (loss) before income tax provision	610	(177)

Income tax provision	120	110

Net income (loss)	$490	$(287)

Earnings (loss) per share – basic and diluted:	$0.05	$(0.03)
Weighted average shares outstanding - basic	9,681	9,673
Weighted average shares outstanding - diluted	9,966	9,673

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended
	January 1, 2005	December 27, 2003
	(in thousands, except per share amounts)
Net sales	$100,000	$67,219
Cost of sales	92,461	61,192

Gross profit on sales	7,539	6,027

Operating expenses:
Research, development and engineering	1,413	1,288
Selling	1,022	725
General and administrative	3,516	3,495

Total operating expenses	5,951	5,508

Operating income	1,588	519

Interest expense	607	522
Other income	(13)	(19)

Income before income tax provision	994	16

Income tax provision	238	283

Net income (loss)	$756	$(267)

Earnings (loss) per share – basic and diluted:	$0.08	$(0.03)
Weighted average shares outstanding - basic	9,679	9,673
Weighted average shares outstanding - diluted	9,942	9,673

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	January 1, 2005	December 27, 2003
	(in thousands)
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net income (loss)	$756	$(267)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1,206	1,438
Provision for doubtful accounts	140	—
Provision for (recovery of) obsolete inventory	30	(575)
Provision for warranty	123	70
Loss on disposal of assets	38	14
Changes in operating assets and liabilities:
Trade receivables	(2,638)	(1,668)
Inventories	(2,569)	3,031
Other assets	(672)	(375)
Accounts payable	1,657	1,803
Accrued compensation and vacation	(333)	(1,368)
Litigation settlement	(666)	(746)
Other liabilities	393	(1,441)

Cash used in operating activities	(2,535)	(84)

Cash flows from investing activities:
Purchase of property and equipment	(470)	(368)
Increase (decrease) in restricted cash	(308)	542
Proceeds from sale of property and equipment	6	2

Cash provided by (used in) investing activities	(772)	176

Cash flows from financing activities:
Payment of financing costs	(60)	(35)
Repayment of other liabilities	(233)	—
Borrowings under revolving credit agreement	103,353	67,622
Repayment of revolving credit agreement	(99,274)	(67,766)
Proceeds from exercise of stock options	14	—

Cash provided by (used in) financing activities	3,800	(179)

Net increase (decrease) in cash and cash equivalents	493	(87)

Cash and cash equivalents, beginning of period	600	956

Cash and cash equivalents, end of period	$1,093	$869

Supplemental cash flow information:
Interest payments	$542	$391
Income tax payments, net of refunds	$458	$324

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

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarters and six months ended January 1, 2005 and December 27, 2003 were 13 and 26 week periods, respectively.

2. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) revised and retitled FASB Statement No. 123, Accounting for Stock-Based Compensation as FASB No. 123R, Share Based Payment. This revised Statement requires stock options to be recorded using the fair value method, superseding Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under APB Opinion 25, issuing stock options to employees could have resulted in recognition of no compensation cost. The revised Statement 123R eliminates this alternative and requires entities to expense the cost of employee services received in exchange for stock options based on the grant date fair value of those awards. The Company currently accounts for its employee stock options in accordance with APB Opinion No. 25 while disclosing the pro forma effect of the options had they been recorded under the fair value method. As required by the Statement, the Company plans to adopt the revised Statement in its fiscal year 2006 beginning on July 3, 2005. As a result, the Company estimates that compensation expense for previously granted options will approximate $50,000 in fiscal year 2006 and $9,000 in fiscal year 2007. (See footnote 7 for further discussion.)

In November 2004, the FASB issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” FASB No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is required to be implemented for prospective inventory costs incurred subsequent to June 15, 2005 with early adoption permitted. The adoption of this standard will not have a material effect on the Company’s consolidated financial statements.

3. INVENTORIES

The components of inventories consist of the following:

	January 1, 2005	July 3, 2004
	(in thousands)
Finished goods	$9,702	$10,984
Work-in-process	2,845	2,926
Raw materials and supplies	20,856	17,119
Reserve for obsolescence	(3,016)	(3,181)

	$30,387	$27,848

4. REVOLVING LOAN

The Company has entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $20 million. The revolving loan is secured by substantially all of the assets of the Company. The interest rate provisions allow for a variable rate based on either the JP Morgan Chase prime rate or LIBOR rate. The agreement specifies four alternative levels of margin to be added to each of these base rates depending on compliance with certain financial covenants. The range of interest on outstanding balances was 4.92% to 5.75% as of January 1, 2005. The increase in rates from fiscal year end is related to increases in published prime and LIBOR rates.

The agreement and subsequent amendments contain financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. The credit facility matures August 23, 2006. As of January 1, 2005, approximately $5.1 million was available to draw from the revolving line of credit.

5. INCOME TAXES

The income tax provisions are attributable primarily to taxable earnings of foreign subsidiaries. The Company has domestic tax loss carryforwards of approximately $59 million. In accordance with FASB No. 109, Accounting for Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. Accordingly, management has determined that a valuation allowance equal to the net deferred tax asset is appropriate at this time.

6. EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding during the period. Basic and diluted EPS are as follows (in thousands, except per share information):

	Quarters Ended
	January 1, 2005	December 27, 2003
Net income (loss)	$490	$(287)

Weighted average shares outstanding	9,681	9,673
Basic earnings (loss) per share	$0.05	$(0.03)

Diluted shares outstanding	9,966	9,673
Diluted earnings (loss) per share	$0.05	$(0.03)

	Six Months Ended
	January 1, 2005	December 27, 2003
Net income (loss)	$756	$(267)

Weighted average shares outstanding	9,679	9,673
Basic earnings (loss) per share	$0.08	$(0.03)

Diluted shares outstanding	9,942	9,673
Diluted earnings (loss) per share	$0.08	$(0.03)

There were approximately 936,000 antidilutive stock options not included in the diluted shares outstanding for the quarter and six months ended January 1, 2005.

7. STOCK OPTIONS

As allowed by FASB No. 123, Accounting for Stock-Based Compensation, the Company accounts for its employee stock option plans in accordance with the provisions of APB Opinion No. 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, no compensation is currently recognized for employee or director stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at date of grant. If the exercise price is less than the market value at the date of grant, the difference is recognized as deferred compensation expense, which is amortized over the vesting period of the options. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 under the fair value based method.

For purposes of disclosure under FASB No. 123 and FASB No. 148, Accounting for Stock-Based Compensation, the following is the pro forma effect of the options had they been recorded under the fair value based method (in thousands, except per share info):

	Quarters Ended		Six Months Ended
	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
Net income (loss), as reported	$490	$(287)	$756	$(267)
Add: Stock-based employee compensation expense included in reported net income (loss), net of applicable tax affects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of applicable tax affects	(27)	(113)	(52)	(128)

Pro forma net income (loss)	$463	$(400)	$704	$(395)

Earnings (loss) per share:

Basic and diluted - as reported	$0.05	$(0.03)	$0.08	$(0.03)

Basic and diluted – pro forma	$0.05	$(0.04)	$0.07	$(0.04)

The fair value of each option grant is estimated on the date of grant using the following assumptions: 0% dividend yield, 5-year life, stock price volatility of 104.1% and 81.2%, and risk free interest rates of 3.37% and 4.6% for the six months ending January 1, 2005 and December 27, 2003, respectively.

8. COMMITMENTS AND CONTINGENCIES

Purchase Commitments: The amount of firm commitments to contractors and suppliers for future capital expenditures was approximately $450,000 at January 1, 2005.

Leases: The Company leases some of its facilities, certain equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates during the next six years.

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

Components of the reserve for warranty costs consist of the following (in thousands):

	Six Months Ended
	January 1, 2005	December 27, 2003
Balance at beginning of period	$173	$161
Additions related to current period sales	123	70
Warranty costs incurred in the current period	(112)	(91)

Balance at end of period	$184	$140

Litigation Settlement: On December 20, 2001, a jury in Seattle federal court rendered a verdict in the case of F&G Scrolling Mouse, LLC, Fernando Falcon and Federico Gilligan v. Microsoft Corporation, Honeywell, Inc., and Key Tronic Corporation, United States District Court for the Western District of Washington, Case No. C99-995C (the “litigation”) finding that Key Tronic misappropriated trade secrets and breached a confidentiality agreement with Plaintiffs. The jury awarded damages to the Plaintiffs in the amount of $16.5 million. The judgment against the Company was subsequently increased to approximately $19.2 million through an award of pre-judgment interest. On October 24, 2002, the Company reached a settlement of the litigation with the Plaintiffs (hereafter called “F&G”). Under the terms of the settlement, the Company has agreed to pay F&G a total of $7.0 million. The Company was required to make an initial payment to F&G of $2.5 million, as well as make quarterly payments to F&G of $200,000 or 50% of Key Tronic’s operating income, whichever is greater, until the total payment of $7.0 million has been made, provided the total payment is completed by December 15, 2005. As of January 1, 2005, the Company has made payments to F&G totaling approximately $5.2 million.

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

OVERVIEW

Key Tronic Corporation is an independent provider of electronic manufacturing services (EMS) for original equipment manufacturers (OEMs). The EMS industry has experienced significant growth recently and is expected to continue to grow as more OEMs shift to outsourced manufacturing. The Company’s core strengths include innovative design and engineering expertise in electronics, mechanical engineering, and precision molding and tooling combined with high-quality, low-cost production and assembly on a global basis. This global production capability provides customers with the benefits of improved supply-chain management, reduced inventories, lower transportation costs, and reduced product fulfillment time. The Company has made investments in its Mexico and China facilities which gives it the production capacity and logistical advantages to continue to win new business. The Company believes that it is positioned in the EMS industry to expand its customer base and continue business growth.

The Company has continued to acquire new customers and increase production on programs for existing customers. During fiscal 2005, the Company has made substantial commitments to expand and enhance its EMS business development efforts and those efforts are in part responsible for the recent growth in sales revenue. The Company’s new customer contacts involve a variety of products, including consumer electronics and plastics, gaming devices, household products, educational toys, exercise equipment, specialty printers and computer accessories.

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

Net income for the second quarter of fiscal 2005 was $490,000, up from a net loss of $287,000 per share for the second quarter of fiscal 2004, and up from net income of $266,000 for the previous quarter. For the first six months of fiscal 2005, net income was $756,000, up from a net loss of $267,000 for the same period of fiscal 2004. The increase in net income is directly related to the increase in sales during fiscal 2005.

Sales for the second quarter of fiscal 2005 were $51.2 million, up 57.1% from $32.6 million for the second quarter of fiscal 2004, and up 4.9% from $48.8 million in the previous quarter. The increase in sales during the quarter as compared to the second quarter of fiscal 2004 is attributed to an increase in unit sales of printed circuit board assemblies (PCBAs) and printer accessories.

Sales for the first six months of fiscal 2005 were $100.0 million, up 48.8% from $67.2 million in the same period of fiscal 2004. The increase in sales in fiscal year 2005 when compared to the same period of fiscal 2004 is due to a significant increase in unit sales of printer and printer accessories, PCBAs and consumer electronics offset by a decrease in sales of household products.

Further growth in PCBAs and printer accessories programs’ production volume is anticipated throughout the remainder of fiscal 2005. In addition, a new consumer product program is starting production in the third quarter while seasonal sales of consumer electronics and educational toys are expected to decrease next quarter. Sales in the third quarter of fiscal 2005 are estimated to be in the range of $48 to $50 million.

The Company maintains a strong balance sheet with a current ratio of 1.8 and a long-term debt to equity ratio of 0.6. The Company maintains a good working relationship with its asset-based lender, and believes that internally generated funds and the Company’s revolving line of credit will provide adequate working capital and sufficient funds for planned growth.

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

Inactive, Obsolete and Surplus Inventory Reserve: The Company reserves for inventories that it deems inactive, obsolete or surplus. This reserve is calculated based upon the demand for the products that the Company produces. Demand is determined by expected sales or customer forecasts. If expected sales do not materialize, the Company would have surplus inventory in excess of its reserves, and it would be necessary to charge the excess against future earnings. When the Company has purchased material based upon a customer’s forecast, it is usually covered by lead-time assurance agreements. These agreements state that the financial liability for material purchased within lead-time and based upon the customer’s forecasts, lies with the customer. If the Company purchases material outside the lead-time assurance agreement and the customer’s forecasts do not materialize, the Company would have the financial liability and would have to charge the excess against future earnings if the material could not effectively be used for alternative purposes.

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

Accrued Warranty: An accrual is made for expected warranty costs, with the related expense recognized in cost of goods sold. Management reviews the adequacy of this accrual quarterly based on historical analysis and anticipated product returns. As the Company has made the transition from primarily manufacturing keyboards to EMS, its exposure to potential warranty claims has declined significantly. The Company’s warranty period for keyboards is significantly longer than that for EMS products. Also, the Company does not currently warrant design defects in products manufactured for EMS customers.

Income Taxes: The Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with evaluating temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s balance sheets. A valuation allowance against deferred tax assets is required whenever the recovery of the assets from future earnings is considered doubtful. In fiscal 2002, the Company wrote off its net deferred tax assets totaling approximately $5 million by recording additional income tax expense and increasing the valuation allowance for the deferred tax assets. The Company’s management made this decision as a result of the large financial loss recorded in that fiscal year and uncertainty due to a verdict rendered in the F&G Scrolling Mouse LLC litigation (see Note 8 of the condensed consolidated financial statements). As of January 1, 2005, the Company had approximately $59 million in tax loss carryforwards, which will expire in 2006 through 2024.

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

	Second Quarter Ended		Six Months Ended
	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.2	91.8	92.5	91.0

Gross profit	7.8	8.2	7.5	9.0

Operating expenses	6.0	8.0	6.0	8.2

Operating income	1.8	0.2	1.6	0.8

Interest expense	0.6	0.8	0.6	0.8

Income (loss) before income taxes	1.2	(0.5)	1.0	0.0

Income tax provision	0.2	0.3	0.2	0.4

Net income (loss)	1.0%	(0.9)%	0.8%	(0.4)%

Sales

Sales for the second quarter of fiscal 2005 were $51.2 million, up 57.1% from $32.6 million for the second quarter of fiscal 2004, and up 4.9% from $48.8 million in the previous quarter. The increase in sales during the quarter as compared to the second quarter of fiscal 2004 is attributed to sales of surface mount technologies (SMT) for printed circuit board assemblies and an increase in printer accessories.

Sales for the first six months of fiscal 2005 were $100.0 million, up 48.8% from $67.2 million in the same period of fiscal 2004. The increase in revenue reflects new manufacturing program revenue from new and existing customers. The increase in sales in fiscal year 2005 when compared to the same period of fiscal 2004 is due to a significant increase in SMT printed circuit board assemblies, printer and printer accessories, and consumer electronics offset by a decrease in sales of household products.

The Company continues to achieve its revenue growth without acquisitions. During the second quarter of 2005, the Company continued to lower its dependence on its largest customers as the customer base continues to increase. Future growth in SMT programs and printer accessories is anticipated throughout the remainder of fiscal 2005. In addition, a new consumer product program is starting production in the third quarter while seasonal sales of consumer electronics and educational toys are expected to decrease next quarter. Sales in the third quarter of fiscal 2005 are estimated to be in the range of $48 to $50 million.

Sales to our largest customers may vary significantly from quarter to quarter depending on the size and timing of customer program commencement, forecasts, delays, modifications, and transitions. The Company remains dependent on continued sales from its significant customers and most contracts are not firm long-term purchase commitments. The Company seeks to maintain flexibility in production capacity by employing skilled temporary and short-term labor and by utilizing short term leases on equipment and manufacturing facilities. In addition, our capacity and core competencies of SMT for printed circuit board assemblies, precision molding, tool making, assembly, and engineering can be applied to a wide variety of products.

Gross Profit

Gross profit as a percentage of sales for the second quarter of fiscal 2005 was 7.8% compared to 8.2% during the second quarter of fiscal 2004. The decrease is due to the changes in product mix offset in part by better manufacturing efficiencies. Gross profit margins in the future will continue to depend on facility utilization, product mix, start-up of new programs, pricing within the electronics industry, and material costs.

The gross profit percentage for the first six months of fiscal 2005 was 7.5% as compared to 9.0% for the same period of fiscal 2004. The decrease is attributable to changes in product mix, inventory obsolescence, and sales price reductions. The gross profit includes charges (credits) related to changes in the allowance for obsolete inventory. The Company adjusts the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions. The reserves are established on inventory which the Company has determined that customers are not contractually responsible for, or on inventory that will not be ultimately used or purchased by customers under contractual obligations. The credit to costs of sales in the first six months of fiscal 2004 related to the sale of previously reserved inventory.

Operating Expenses

Total operating expenses were $3.1 million and $6.0 million in the second quarter and first six months of fiscal 2005 compared to $2.6 million and $5.5 million in the second quarter and first six months of 2004, respectively. The increase in operating expenses is directly related to the increase in sales and the related increase in selling expense and engineering support. However, as a percent of sales total operating expenses were 6.0% for the second quarter and the first six months of 2005 compared to 8.0% and 8.2% for the second quarter and first six months of fiscal 2004, respectively. The percentage decrease is the result of higher sales in the current quarter.

Total research, development and engineering (RD&E) expenses were $708,000 and $589,000 during the second quarters of fiscal 2005 and 2004, respectively. RD&E was $1.4 million and $1.3 million in the first six months of fiscal 2005 and 2004, respectively. The Company had additional electrical engineering and program management costs during the first six months of fiscal 2005 based on the sales product mix and current product development while reducing mechanical engineering costs.

Selling expense in the second quarter of 2005 was $528,000 compared to $278,000 in second quarter of 2004 and $1.0 million and $725,000 in the first six months of fiscal years 2005 and 2004, respectively. The increase is related to an increase in commission expense and outside service fees due to the increased volume of sales, which was partially offset by a reduction in advertising expense.

General and administrative expenses amounted to $1.8 million and $1.7 million during the second quarters of fiscal 2005 and 2004, respectively. General and administrative expenses were $3.5 million in the first six months of both fiscal 2005 and 2004. Included in general and administrative expenses is a charge of $140,000 to provide for doubtful accounts in the second quarter of fiscal 2005. Offsetting the provision and increases in salary costs were premium expense reductions resulting from renegotiation of the Company’s liability insurance and reductions in other operating expenses and administrative staff expenses at the facility in Ireland in fiscal year 2005. In October of 2005, the administrative functions for the Irish facility were transferred to the Company’s corporate offices. Due to this change, the Company’s staff in Ireland was decreased and the remaining employees were moved to a smaller leased facility. The Company’s business in Ireland remains sales, marketing, and distribution in support of the European market.

Interest

Interest expense increased to $308,000 in the second quarter of 2005 compared to $265,000 in the second quarter of fiscal year 2004. For the first six months of fiscal 2005 and 2004, interest expense amounted to $607,000 and $522,000, respectively. The increase in interest expense is directly related to the average revolver balance and the increase in the variable interest rates charged on the balance. The weighted average interest rate on the Company’s revolver at January 1, 2005 was 5.32% while at December 27, 2003 the weighted average rate was 4.50%. The interest rates paid change with the published prime and LIBOR rates and are expected to increase in the future.

Income Taxes

The income tax provision for the second quarter of fiscal year 2005 was $120,000 compared to $110,000 for the first quarter of the prior fiscal year. Income tax totaled $238,000 for the first six months of 2005 as compared to $283,000 for the same period of fiscal 2004. The income tax provisions are attributable primarily to taxable earnings of foreign subsidiaries. The reduction in the provision in the first six months of fiscal year 2005 is related to a reduction in effective tax rates applicable to the Company’s Mexican operations. The Company has domestic federal and state tax loss carryforwards of approximately $59 million thus eliminating federal and state liability against current period income. In accordance with FASB No. 109, a valuation allowance is required if it is more than likely than not that some or all of the deferred tax assets will not be realized in the future. Accordingly, management has determined that a valuation allowance equal to the net deferred tax asset is appropriate at this time.

Backlog

Quarter Ended	January 1, 2005	December 27, 2003
	$69.3 million	$47.9 million

Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months although shipment dates are subject to change due to design modifications or other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Cash used in operating activities was $2.5 million during the six months ended January 1, 2005 compared to $84,000 of cash used in operating activities during the same period of the prior fiscal year. The increase in cash used in operating activities was due primarily to an increase in trade receivables, inventory, and other assets offset in part by an increase in accounts payable. Trade receivables increased due to higher revenues, particularly in the last two weeks of the quarter. Inventory has increased as materials and other components have been purchased in order to support future revenues. Accounts payable did not increase as much as inventory due to the Company taking early pay discounts on certain inventory purchases in fiscal 2005.

Investing Cash Flow

During the first six months of fiscal year 2005, the Company spent $470,000 for capital additions compared to $368,000 in the same period in the previous fiscal year. The Company’s capital expenditures are primarily purchases of manufacturing equipment to support its operations in Mexico and China. The Company also uses leases in acquiring equipment. Leases are often utilized when technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. During the first six months of fiscal 2005, the Company entered into operating leases for production equipment valued at approximately $588,000. The Company has also placed deposits on approximately $450,000 of additional production equipment that will be leased in coming periods. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.

Restricted cash includes collected float amounts in the Company’s bank account that must be used to pay down the Company’s revolving line of credit balance. These amounts fluctuate daily based on collections.

Financing Cash Flow

The Company has entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $20 million. The range of interest on outstanding balances was 4.92% to 5.75% as of January 1, 2005. The credit facility matures August 23, 2006. As of January 1, 2005, the Company was in compliance with all loan covenants and based on eligible collateral, approximately $5.1 million was available to draw from the revolving line of credit. Cash requirements of the Company are affected by the level of current operations and new EMS programs. The Company utilizes the revolving line of credit to temporarily fund its cash requirements and believes it currently has sufficient availability to grow and expand the business.

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

Potential Fluctuations in Quarterly Results The Company’s quarterly operating results have varied in the past and may vary in the future due to a variety of factors, including changes in overall demand for customers’ products, success of customers’ programs, timing of new programs, new product introductions or technological advances by the Company, its customers and its competitors and changes in pricing policies by the Company, its customers, its suppliers and its competitors. For example, the Company relies on customers’ forecasts to plan its business. If those forecasts are overly optimistic, the Company’s revenues and profits may fall short of expectations. Conversely, if those forecasts are too conservative, the Company could have an unexpected increase in revenues and profits. Our success will depend largely on the success achieved by our customers in developing and marketing their products. If our customers’ products become obsolete or fail to successfully market to a broad base of buyers, our business could be materially adversely affected. The products which the Company manufactures for its customers have relatively short product lifecycles; therefore, the Company’s business, operating results and financial condition are dependent in significant part on the Company’s ability to obtain orders from new customers and new product programs from existing customers.

Competition The EMS industry is intensely competitive. Competitors may offer customers lower prices on certain high volume programs. This could result in price reductions, reduced margins and loss of market share, all of which could materially and adversely affect the Company’s business, operating results and financial condition. The Company’s inability to provide comparable or better manufacturing services at a lower cost than its competitors could cause sales to decline. In addition, competitors can copy the Company’s non-proprietary designs after the Company has invested in development of products for customers, thereby enabling such competitors to offer lower prices on such products due to savings in development costs.

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

Stock Price and Dilution Volatility The common stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or to factors relating to the EMS and computer industries or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. As of January 1, 2005, there were outstanding options for the purchase of approximately 2,010,000 shares of common stock of the Company, of which options for approximately 1,860,000 shares were vested and exercisable. Of the outstanding options, approximately 936,000 have exercise prices higher than the average closing price for the quarter. Holders of the common stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the common stock are exercised.

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

Item 4. Controls and Procedures

a	)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

b	)	There have been no changes during the quarter covered by this report in the Company’s internal controls over financial reporting during the quarterly period ended January 1, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting or in other factors which could significantly affect internal controls over financial reporting.

PART II. OTHER INFORMATION:

Item 4. Submissions of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on October 28, 2004 at which shareholders voted on proposals as follows:

		Votes For	Votes Against Or Withheld	Votes Abstained

Proposal 1.	Election of Directors:
	Jack W. Oehlke	8,754,919	272,726
	Dale F. Pilz	8,900,344	127,301
	Wendell J. Satre	8,522,501	505,144
	Yacov A. Shamash	8,897,425	130,220
	Patrick Sweeney	8,907,375	120,270
	William E. Terry	8,897,006	130,639

Proposal 2.	Ratification of Appointment of BDO Seidman, LLP as independent auditors for fiscal year 2004.	9,001,707	15,962	9,976

Item 6. Exhibits

(31.1)	Certification of Chief Executive Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)
(31.2)	Certification of Chief Financial Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)
(32.1)	Certification of Chief Executive Officer (18 U.S.C. 1350)
(32.2)	Certification of Chief Financial Officer (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/s/ Jack W. Oehlke	Date: February 10, 2005
Jack W. Oehlke
(Director, President and Chief Executive Officer)

/s/ Ronald F. Klawitter	Date: February 10, 2005
Ronald F. Klawitter
(Principal Financial Officer Principal Accounting Officer)