Form 10-Q
period 2005-04-02
KEY TRONIC CORP
filed 2005-05-16
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED APRIL 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD FROM TO .

Commission File Number 0-11559

KEY TRONIC CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-0849125
(State of Incorporation)	(I.R.S. Employer Identification No.)

N. 4424 Sullivan Road

Spokane Valley, Washington 99216

(509) 928-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑.

At May 1, 2005, 9,690,913 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

Index

		Page No.
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Consolidated Balance Sheets – April 2, 2005 (Unaudited) and July 3, 2004	3

	Consolidated Statements of Operations (Unaudited) Third Quarters Ended April 2, 2005 and April 3, 2004	4

	Consolidated Statements of Operations (Unaudited) Nine Months Ended April 2, 2005 and April 3, 2004	5

	Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended April 2, 2005 and April 3, 2004	6

	Notes to Consolidated Financial Statements	7-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION:

Item 1.	Legal Proceedings*

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds*

Item 3.	Defaults upon Senior Securities*

Item 4.	Submission of Matters to a Vote of Security Holders*

Item 5.	Other Information*

Item 6.	Exhibits	20

Signatures		21

*	Items are not applicable

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 2, 2005	July 3, 2004
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$2,188	$600
Trade receivables, less allowance for doubtful accounts of $160 and $60	22,827	24,439
Inventories	28,952	27,848
Other	2,720	1,833

Total current assets	56,687	54,720

Property, plant and equipment - net	10,150	11,131

Other assets:
Restricted cash	4,021	705
Goodwill	765	765
Other (net of accumulated amortization of $747 and $696)	589	617

Total other assets	5,375	2,087

Total assets	$72,212	$67,938

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term obligations	$342	$606
Accounts payable	23,975	24,354
Accrued compensation and vacation	4,222	4,015
Litigation settlement - short-term	1,341	925
Other	3,575	1,352

Total current liabilities	33,455	31,252

Long-term liabilities:
Revolving loan	12,914	10,851
Litigation settlement – long-term	—	1,536
Other	976	1,065

Total long-term liabilities	13,890	13,452

Total liabilities	47,345	44,704

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, no par value - shares authorized 25,000; issued and outstanding 9,691 and 9,676	38,422	38,397
Accumulated deficit	(13,555)	(15,163)

Total shareholders’ equity	24,867	23,234

Total liabilities and stockholders’ equity	$72,212	$67,938

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarters Ended
	April 2, 2005	April 3, 2004
	(in thousands, except per share amounts)
Net sales	$49,726	$37,316
Cost of sales	45,676	33,664

Gross profit on sales	4,050	3,652

Operating expenses:
Research, development and engineering	713	638
Selling	556	621
General and administrative	1,724	1,773

Total operating expenses	2,993	3,032

Operating income	1,057	620
Interest expense	(296)	(273)
Other income	—	3

Income before income tax provision	761	350
Income tax provision (benefit)	(91)	238

Net income	$852	$112

Earnings per share – basic and diluted:	$0.09	$0.01
Weighted average shares outstanding - basic	9,687	9,673
Weighted average shares outstanding - diluted	9,901	9,793

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended
	April 2, 2005	April 3, 2004
	(in thousands, except per share amounts)
Net sales	$149,726	$104,535
Cost of sales	138,137	94,856

Gross profit on sales	11,589	9,679

Operating expenses:
Research, development and engineering	2,126	1,926
Selling	1,578	1,346
General and administrative	5,240	5,268

Total operating expenses	8,944	8,540

Operating income	2,645	1,139
Interest expense	(903)	(795)
Other income	13	23

Income before income tax provision	1,755	367
Income tax provision	147	522

Net income (loss)	$1,608	$(155)

Earnings (loss) per share – basic:	$0.17	$(0.02)
Weighted average shares outstanding - basic	9,682	9,673

Earnings (loss) per share – diluted:	$0.16	$(0.02)
Weighted average shares outstanding - diluted	9,922	9,673

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	April 2, 2005	April 3, 2004
	(in thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	$1,608	$(155)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1,745	2,137
Provision for doubtful accounts	140	—
Provision for (recovery of) obsolete inventory	215	(530)
Provision for warranty	233	100
Loss on disposal of assets	38	12
Changes in operating assets and liabilities:
Trade receivables	1,472	(767)
Inventories	(1,319)	(745)
Other assets	(979)	(136)
Accounts payable	(379)	5,218
Accrued compensation and vacation	207	(826)
Litigation settlement	(1,120)	(946)
Other liabilities	2,010	(2,128)

Cash provided by operating activities	3,871	1,234

Cash flows from investing activities:
Purchase of property and equipment	(686)	(638)
Proceeds from sale of property and equipment	6	4

Cash used in investing activities	(680)	(634)

Cash flows from financing activities:
Payment of financing costs	(60)	(35)
Repayment of other liabilities	(315)	—
Decrease (increase) in restricted cash	(3,316)	205
Borrowings under revolving credit agreement	156,299	106,292
Repayment of revolving credit agreement	(154,236)	(106,651)
Proceeds from exercise of stock options	25	—

Cash used in financing activities	(1,603)	(189)

Net increase in cash and cash equivalents	1,588	411
Cash and cash equivalents, beginning of period	600	956

Cash and cash equivalents, end of period	$2,188	$1,367

Supplemental cash flow information:
Interest payments	$850	$646
Income tax payments, net of refunds	$763	$649

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

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarters and nine months ended April 2, 2005 and April 3, 2004 were 13 and 39 week periods, respectively.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) revised and retitled Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation as SFAS No. 123R, Share Based Payment. This revised statement requires stock options to be recorded using the fair value method, superseding Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under APB Opinion 25, issuing stock options to employees could have resulted in recognition of no compensation cost. SFAS 123R eliminates this alternative and requires entities to expense the cost of employee services received in exchange for stock options based on the grant date fair value of those awards. The Company currently accounts for its employee stock options in accordance with APB Opinion No. 25 while disclosing the pro forma effect of the options had they been recorded under the fair value method. As required by the statement, the Company plans to adopt the revised statement in its fiscal year 2006 beginning on July 3, 2005. As a result, the Company estimates that compensation expense for previously granted options will approximate $50,000 in fiscal year 2006 and $9,000 in fiscal year 2007. (See footnote 7 for further discussion.)

In November 2004, the FASB issued SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4. The statement amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition it requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred in the Company’s fiscal year 2006 and thereafter. The Company does not anticipate that the provisions of SFAS 151 will have a material effect on the consolidated financial statements.

3.	INVENTORIES

The components of inventories consist of the following:

	April 2, 2005	July 3, 2004
	(in thousands)
Finished goods	$9,659	$10,984
Work-in-process	2,751	2,926
Raw materials and supplies	19,609	17,119
Reserve for obsolescence	(3,067)	(3,181)

	$28,952	$27,848

4.	BORROWING FACILITIES

During the current quarter, the Company entered into a new amendment to its financing agreement with CIT Group/Business Credit, Inc. (CIT) that increases the revolving credit facility up to $25 million. The revolving loan is secured by substantially all of the assets of the Company. The interest rate provisions allow for a variable rate based on either the JP Morgan Chase prime rate or LIBOR rate. The agreement specifies three alternative levels of margin to be added to each of these base rates depending on achieving certain financial profitability levels. Each level of margin was reduced 0.25% with the new amendment. The range of interest on outstanding balances was 5.27% to 6.00% as of April 2, 2005. The agreement contains financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. The credit facility matures August 22, 2009. As of April 2, 2005, based on eligible collateral and amounts temporarily held in restricted cash, approximately $7.9 million was available to draw from the revolving line of credit.

In addition to increasing the revolving credit facility and extending the term three years, the amendment provides for a $1.5 million real estate term loan and a $500,000 capital expenditure line of credit. As of April 2, 2005, no amount had yet been drawn on either of these new borrowing facilities. The Company intends to use the term loan to finance the purchase of a 62,000 square foot manufacturing facility in Juarez, Mexico that is adjacent to the Company’s main facility. The capital expenditure line of credit will be used for anticipated equipment purchases.

5.	INCOME TAXES

The income tax provisions are attributable primarily to taxable earnings of foreign subsidiaries. The benefit for the third quarter of fiscal 2005 relates to one of the Company’s Mexican subsidiaries changing its estimated tax for statutory year 2004 by applying certain tax credits when filing its tax return. The Company has domestic tax loss carryforwards of approximately $59 million. In accordance with FASB No. 109, Accounting for Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. Accordingly, management has determined that a valuation allowance equal to the net deferred tax asset is appropriate at this time.

6.	EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding during the period. Basic and diluted EPS are as follows (in thousands, except per share information):

	Quarters Ended
	April 2, 2005	April 3, 2004
Net income	$852	$112
Weighted average shares outstanding	9,687	9,673
Basic earnings per share	$0.09	$0.01

Diluted shares outstanding	9,901	9,793
Diluted earnings per share	$0.09	$0.01

	Nine Months Ended
	April 2, 2005	April 3, 2004
Net income (loss)	$1,608	$(155)
Weighted average shares outstanding	9,682	9,673
Basic earnings (loss) per share	$0.17	$(0.02)

Diluted shares outstanding	9,922	9,673
Diluted earnings (loss) per share	$0.16	$(0.02)

There were approximately 932,000 antidilutive stock options not included in the diluted shares outstanding for the quarter and nine months ended April 2, 2005.

7.	STOCK OPTIONS

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its employee stock option plans in accordance with the provisions of APB Opinion No. 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, no compensation is currently recognized for employee or director stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at date of grant. If the exercise price is less than the market value at the date of grant, the difference is recognized as deferred compensation expense, which is amortized over the vesting period of the options. The Company will adopt FASB No. 123R beginning on July 3, 2005 at which point compensation expense will be recorded for options that have not yet vested or any new grants.

For purposes of disclosure under SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation, the following is the pro forma effect of the options had they been recorded under the fair value based method (in thousands, except per share info):

	Quarters Ended		Nine Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Net income (loss), as reported	$852	$112	$1,608	$(155)
Add: Stock-based employee compensation expense included in reported net income (loss), net of applicable tax affects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of applicable tax affects	(21)	—	(73)	(128)

Pro forma net income (loss)	$831	$112	$1,535	$(283)

Earnings (loss) per share:
Basic – as reported	$0.09	$0.01	$0.17	$(0.02)

Basic – pro forma	$0.09	$0.01	$0.16	$(0.03)

Diluted – as reported	$0.09	$0.01	$0.16	$(0.02)

Diluted – pro forma	$0.09	$0.01	$0.15	$(0.03)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: 0% dividend yield, 5-year life, stock price volatility of 104.1% and 81.2%, and risk free interest rates of 3.37% and 4.6% for the nine months ending April 2, 2005 and April 3, 2004, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments: The Company had no firm commitments for future capital expenditures at April 2, 2005. However, on February 14, 2005, the Company signed a letter of intent to purchase a manufacturing facility in Juarez, Mexico for approximately $1.4 million.

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

Components of the reserve for warranty costs consist of the following (in thousands):

	Nine Months Ended
	April 2, 2005	April 3, 2004
Balance at beginning of period	$173	$140
Additions related to current period sales	233	100
Warranty costs incurred in the current period	(189)	(114)

Balance at end of period	$217	$126

Litigation Settlement: On December 20, 2001, a jury in Seattle federal court rendered a verdict in the case of F&G Scrolling Mouse, LLC, Fernando Falcon and Federico Gilligan v. Microsoft Corporation, Honeywell, Inc., and Key Tronic Corporation, United States District Court for the Western District of Washington, Case No. C99-995C (the “litigation”) finding that Key Tronic misappropriated trade secrets and breached a confidentiality agreement with Plaintiffs. The jury awarded damages to the Plaintiffs in the amount of $16.5 million. The judgment against the Company was subsequently increased to approximately $19.2 million through an award of pre-judgment interest. On October 24, 2002, the Company reached a settlement of the litigation with the Plaintiffs (hereafter called “F&G”). Under the terms of the settlement, the Company has agreed to pay F&G a total of $7.0 million. The Company was required to make an initial payment to F&G of $2.5 million, as well as make quarterly payments to F&G of $200,000 or 50% of Key Tronic’s operating income, whichever is greater, until the total payment of $7.0 million has been made, provided the total payment is completed by December 15, 2005. As of April 2, 2005, the Company has made payments to F&G totaling approximately $5.7 million.

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

9.	SUBSEQUENT EVENTS

On April 22, 2005, the Company entered into an agreement to purchase a 62,000 square foot manufacturing facility in Juarez, Mexico for approximately $1.4 million. The facility is adjacent to the Company’s main manufacturing facility. The facility was acquired to replace a 38,000 square foot building that is coming off lease in June 2005 and to increase capacity.

On April 30, 2005, a former executive of the Company, on whom the Company carried a life insurance policy, passed away. As a result of the related coverage, the Company estimates a gain on the benefit proceeds when received in the amount of approximately $1.1 million. This amount was not included in the forecasted results of the fourth quarter of fiscal 2005 in the Company’s press release dated April 28, 2005.

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

The Company has continued to acquire new customers and increase production on programs for existing customers. During fiscal 2005, the Company has made substantial commitments to expand and enhance its EMS business development efforts and those efforts are in part responsible for the recent growth in sales revenue. The Company’s new customer programs involve a variety of products, including consumer electronics and plastics, gaming devices, household products, specialty printers, hospital products and computer accessories.

The EMS industry is intensely competitive, and Key Tronic, at this time, has less than 1% of the potential market. The Company is planning for growth by expanding its worldwide manufacturing capacity and continuing to improve its manufacturing processes. The Company believes that it can win new business, particularly those programs that may be initially too small for larger contract manufacturers. Current challenges facing the Company include the following: continuing to win new programs, improving operating efficiencies, controlling costs and developing competitive price strategies.

Net income for the third quarter of fiscal 2005 was $852,000, up from $112,000 for the third quarter of fiscal 2004, and up from net income of $490,000 for the previous quarter. For the first nine months of fiscal 2005, net income was $1.6 million, up from a net loss of $155,000 for the same period of fiscal 2004. The increase in net income is directly related to the increase in sales during fiscal 2005.

Sales for the third quarter of fiscal 2005 were $49.7 million, up 33.2% from $37.3 million for the third quarter of fiscal 2004, and down 3.0% from $51.2 million in the previous quarter. The increase in sales during the quarter as compared to the third quarter of fiscal 2004 is attributed to an increase in unit sales of printed circuit board assemblies (PCBAs) and printer accessories.

Sales for the first nine months of fiscal 2005 were $149.7 million, up 43.3% from $104.5 million in the same period of fiscal 2004. The increase in sales in fiscal year 2005 when compared to the same period of fiscal 2004 is due to a significant increase in unit sales of printer and printer accessories, PCBAs and consumer electronics offset by a decrease in sales of household products.

The increase in revenue base represents stronger growth with existing programs and new programs from new and existing customers as vertically integrated OEMs continue to convert to an outsourcing model. Further growth in sales volume of PCBAs and printer related programs is anticipated throughout the remainder of fiscal 2005. The Company expects revenue to increase the next quarter 5% to 10% from the third quarter of fiscal 2005.

The Company maintains a strong balance sheet with a current ratio of 1.7 and a long-term debt to equity ratio of 0.5. The Company maintains a good working relationship with its asset-based lender, and believes that internally generated funds and the Company’s borrowing facilities will provide adequate working capital and sufficient funds for planned growth.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements and related disclosures are prepared in accordance with accounting principles generally accepted in the Unites States of America (GAAP). GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, these estimates and judgments are evaluated based upon historical experience and various other factors and circumstances. Management of the Company believes that these estimates and judgments are reasonable under the current circumstances; however, actual results may vary from these estimates and judgments under different future circumstances. The Company has identified the following critical accounting policies that affect the more significant estimates and judgments used in the preparation of the consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 1- “Significant Accounting Policies” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended July 3, 2004.

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

The Company believes that it meets the above criteria for revenue that has been recognized for the following reasons:

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

Income Taxes: The Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with evaluating temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s balance sheets. A valuation allowance against deferred tax assets is required whenever the recovery of the assets from future earnings is considered doubtful. In fiscal 2002, the Company wrote off its net deferred tax assets totaling approximately $5 million by recording additional income tax expense and increasing the valuation allowance for the deferred tax assets. The Company’s management made this decision as a result of the large financial loss recorded in that fiscal year and uncertainty due to a verdict rendered in the F&G Scrolling Mouse LLC litigation (see Note 8 of the condensed consolidated financial statements). As of April 2, 2005, the Company had approximately $59 million in tax loss carryforwards, which will expire in 2006 through 2024.

Although the Company has a history of operating losses, it is possible that future earnings may indicate the need to reinstate all or a portion of the deferred tax assets. If this should occur, an income tax benefit would be recorded, and this would have a favorable effect on reported earnings per share in the period of the adjustment.

RESULTS OF OPERATIONS

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes. The following table presents the percentage relationship to net sales that certain items in our Consolidated Statements of Income for the periods indicated.

	Third Quarters Ended		Nine Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.9	90.2	92.3	90.7

Gross profit	8.1	9.8	7.7	9.3

Operating expenses	6.0	8.1	6.0	8.2

Operating income	2.1	1.7	1.8	1.1

Interest expense	0.6	0.7	0.6	0.8

Income before income taxes	1.5	0.9	1.2	0.4

Income tax provision (benefit)	(0.2)	0.6	0.1	0.5

Net income (loss)	1.7%	0.3%	1.1%	(0.1)%

Sales

Sales for the third quarter of fiscal 2005 were $49.7 million, up 33.2% from $37.3 million for the third quarter of fiscal 2004, and down 3.0% from $51.2 million in the previous quarter. The increase in sales during the quarter as compared to the third quarter of fiscal 2004 is attributed to sales of PCBAs and an increase in printer accessories.

Sales for the first nine months of fiscal 2005 were $149.7 million, up 43.3% from $104.5 million in the same period of fiscal 2004. The increase in revenue reflects new manufacturing program revenue from new and existing customers. The increase in sales in fiscal year 2005 when compared to the same period of fiscal 2004 is due to a significant increase in PCBAs, printer and printer accessories, and consumer electronics offset by a decrease in sales of household products.

The Company continues to achieve its revenue growth without acquisitions. During the third quarter of 2005, the Company continued to lower its dependence on its largest customers as the customer base continues to increase. Future growth in PCBAs and printer related programs is anticipated throughout the remainder of fiscal 2005. The Company expects revenue to increase the next quarter 5% to 10% from the third quarter of fiscal 2005.

Sales to our largest customers may vary significantly from quarter to quarter depending on the size and timing of customer program commencement, forecasts, delays, modifications, and transitions. The Company remains dependent on continued sales from its significant customers and most contracts are not firm long-term purchase commitments. The Company seeks to maintain flexibility in production capacity by employing skilled temporary and short-term labor and by utilizing short term leases on equipment and manufacturing facilities. In addition, our capacity and core competencies for PCBAs, precision molding, tool making, assembly, and engineering can be applied to a wide variety of products.

Gross Profit

Gross profit as a percentage of sales for the third quarter of fiscal 2005 was 8.1% compared to 9.8% during the third quarter of fiscal 2004. The decrease is due to the changes in product mix offset in part by better manufacturing efficiencies. Gross profit margins in the future will continue to depend on facility utilization, product mix, start-up of new programs, pricing within the electronics industry, and material costs.

The gross profit percentage for the first nine months of fiscal 2005 was 7.7% as compared to 9.3% for the same period of fiscal 2004. The decrease is attributable to changes in product mix, inventory obsolescence, and sales price reductions offset in part by better manufacturing efficiencies. The gross profit includes charges (credits) related to changes in the allowance for obsolete inventory. The Company adjusts the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions. The reserves are established on inventory which the Company has determined that customers are not contractually responsible for, or on inventory that will not be ultimately used or purchased by customers under contractual obligations. The credit to costs of sales in the first nine months of fiscal 2004 related to the sale of previously reserved inventory.

Operating Expenses

Total operating expenses were $3.0 million and $8.9 million in the third quarter and first nine months of fiscal 2005 compared to $3.0 million and $8.5 million in the third quarter and first nine months of 2004, respectively. The increase in operating expenses for the nine months is directly related to the increase in sales and the related increase in selling expense and engineering support. However, as a percent of sales total operating expenses were 6.0% for the third quarter and the first nine months of 2005 compared to 8.1% and 8.2% for the third quarter and first nine months of fiscal 2004, respectively. The percentage decrease is the result of maintaining consistent operating expense levels even while increasing sales significantly during the quarter and first nine months of fiscal 2005.

Total research, development and engineering (RD&E) expenses were $713,000 and $638,000 during the third quarters of fiscal 2005 and 2004, respectively. RD&E was $2.1 million and $1.9 million in the first nine months of fiscal 2005 and 2004, respectively. The Company had additional electrical engineering and program management costs during the first nine months of fiscal 2005 based on the sales product mix and current product development while reducing mechanical engineering costs.

Selling expense in the third quarter of 2005 was $556,000 compared to $621,000 in third quarter of 2004 and $1.6 million and $1.3 million in the first nine months of fiscal years 2005 and 2004, respectively. The decrease in selling expenses in the third quarter relates partly to a reduction in expenses of Ireland. The increase for the first nine months is related to an increase in commission expense and outside service fees due to the increased volume of sales, which was partially offset by a reduction in advertising expense.

General and administrative expenses amounted to $1.7 million and $1.8 million during the third quarters of fiscal 2005 and 2004, respectively. General and administrative expenses were $5.2 million and $5.3 million in the first nine months of fiscal 2005 and 2004, respectively. Offsetting increases in salary costs were premium expense reductions resulting from renegotiation of the Company’s liability insurance and reductions in other operating expenses and administrative expenses at the Ireland facility during fiscal year 2005. In October of 2004, the administrative functions for the Ireland facility were transferred to the Company’s corporate offices. As a result, the Company’s staff in Ireland was decreased and the remaining employees were moved to a smaller leased facility. The Company’s business in Ireland remains sales, marketing, and distribution in support of the European market.

Interest

Interest expense increased to $296,000 in the third quarter of 2005 compared to $273,000 in the third quarter of fiscal year 2004. For the first nine months of fiscal 2005 and 2004, interest expense amounted to $903,000 and $795,000, respectively. The increase in interest expense is directly related to the average revolver balance and the increase in the variable interest rates charged on the balance. The weighted average interest rate on the Company’s revolver at April 2, 2005 was 5.62% while at April 3, 2004 the weighted average rate was 4.50%. The interest rates change with the published prime and LIBOR rates and may increase in the future.

Income Taxes

The income tax provision (benefit) is attributable to the taxable earnings of foreign subsidiaries. The income tax benefit for the third quarter of fiscal 2005 was $(91,000) compared to a provision of $238,000 for the third quarter of the prior fiscal year. The benefit for the third quarter of fiscal 2005 relates to one of the Company’s Mexican subsidiaries changing its estimated tax for statutory year 2004 by applying certain tax credits when filing its tax return. The income tax provision totaled $147,000 for the first nine months of 2005 as compared to $522,000 for the same period of fiscal 2004. The decrease in the first nine months of fiscal 2005 is attributable to the applied tax credits and reductions in effective tax rates applicable to both of the Company’s Mexican operations. Due to the fact that the Company has made tax payments in excess of its calculated liability in Mexico, the Company has recorded a net tax receivable of approximately $900,000 that will be used for reductions of future tax payments or refunded.

The Company has domestic federal and state tax loss carryforwards of approximately $59 million thus eliminating federal and state liability against current period income. In accordance with SFAS No. 109, a valuation allowance is required if it is more than likely than not that some or all of the deferred tax assets will not be realized in the future. Accordingly, management has determined that a valuation allowance equal to the net deferred tax asset is appropriate at this time.

Backlog

As of the Quarter Ended	April 2, 2005	April 3, 2004
	$62.3 million	$60.7 million

Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months although shipment dates are subject to change due to design modifications or other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Cash provided by operating activities was $3.9 million during the nine months ended April 2, 2005 compared to $1.2 million of cash provided by operating activities during the same period of the prior fiscal year. The increase in cash provided by operating activities was due primarily to an increase in other liabilities and net income, and a decrease in trade receivables offset in part by a decrease in accounts payable and an increase in inventory. Other liabilities increased due to a cash payment made by a customer for future sales. Trade receivables decreased due to better collections particularly in the last two weeks of the quarter and the mix in terms of current customer programs. Inventory has increased as materials and other components have been purchased in order to support future revenues. Accounts payable decreased as the Company continues to increase its early pay discounts on certain inventory purchases.

Investing Cash Flow

During the first nine months of fiscal year 2005, the Company spent $686,000 for capital additions compared to $638,000 in the same period in the previous fiscal year. The Company’s capital expenditures are primarily purchases of manufacturing equipment to support its operations in Mexico and China. The Company also uses operating leases in acquiring equipment. Leases are often utilized when technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. During the first nine months of fiscal 2005, the Company entered into operating leases for equipment valued at approximately $650,000. Subsequent to the end of the quarter on April 22, 2005, the Company entered into an agreement to purchase a facility in Mexico for approximately $1.4 million and plans to invest in additional equipment during the fourth quarter of fiscal 2005. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds and through the use of other debt facilities.

Financing Cash Flow

The Company used $1.6 million for financing activities in the first nine months of fiscal 2005 as compared with $189,000 for the first nine months of fiscal 2004. The increase in cash used was due to an increase in collections held in restricted cash. Restricted cash includes collected float amounts in the Company’s bank account that must be used to pay down the Company’s revolving line of credit balance. These amounts fluctuate daily based on collections and typically clear the next business day.

The Company has entered into an updated financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $25 million. The range of interest on outstanding balances was 5.27% to 6.00% as of April 2, 2005. The credit facility matures August 22, 2009. As of April 2, 2005, the Company was in compliance with all loan covenants and based on eligible collateral and amounts temporarily held in restricted cash, approximately $7.9 million was available to draw from the revolving line of credit. Cash requirements of the Company are affected by the level of current operations and new EMS programs. The Company utilizes the revolving line of credit to temporarily fund its cash requirements and believes it currently has sufficient availability to grow and expand the business.

In addition to increasing the revolving credit facility, the Company entered into new agreements during the quarter with CIT for a $1.5 million real estate term loan and a $500,000 capital expenditure line of credit. As of April 2, 2005 no amount had yet been drawn on either of these new borrowing facilities. The Company intends to use the term loan to finance the purchase of a manufacturing facility in Mexico. The capital expenditure line of credit will be used for certain anticipated equipment purchases.

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

Compliance with Current and Future Environmental Regulation

The Company is subject to a variety of domestic and foreign environmental regulations relating to the use, storage, and disposal of materials used in our manufacturing processes. If we fail or choose not to comply with any present or future regulations, we could be subject to future liabilities or the suspension of current manufactured products. In addition, such regulations could restrict our ability to expand our operations or could require us to acquire costly equipment, substitute materials, or incur other significant expenses to comply with government regulations.

Foreign Currency Fluctuations

A significant portion of the Company’s operations and customers are in foreign locations. As a result, a portion of our business is conducted in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by the Company could directly or indirectly affect our financial results. Future currency fluctuations are dependent upon a number of factors and cannot be easily predicted. The Company currently does not use financial instruments to hedge foreign currency fluctuation and unexpected expenses could occur from future fluctuations in exchange rates.

Interest Rate Risk

The Company is exposed to interest rate risk under its revolving credit facility with interest rates based on various levels of margin added to published prime rate and LIBOR rates depending on the calculation of certain financial covenants.

Stock Price and Dilution Volatility

The common stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or to factors relating to the EMS and computer industries or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. As of April 2, 2005, there were outstanding options for the purchase of approximately 1,991,000 shares of common stock of the Company, of which options for approximately 1,952,000 shares were vested and exercisable. Of the outstanding options, approximately 932,000 have exercise prices higher than the average closing price for the quarter. Holders of the common stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the common stock are exercised.

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

Item 4.	Controls and Procedures

a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

b)	There have been no changes during the quarter covered by this report in the Company’s internal controls over financial reporting during the quarterly period ended April 2, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting or in other factors which could significantly affect internal controls over financial reporting.

PART II. OTHER INFORMATION:

Item 6.	Exhibits

(31.1)	Certification of Chief Executive Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

(31.2)	Certification of Chief Financial Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

(32.1)	Certification of Chief Executive Officer (18 U.S.C. 1350)

(32.2)	Certification of Chief Financial Officer (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/s/ Jack W. Oehlke	Date: May 16, 2005
Jack W. Oehlke (Director, President and Chief Executive Officer)

/s/ Ronald F. Klawitter	Date: May 16, 2005
Ronald F. Klawitter (Principal Financial Officer Principal Accounting Officer)