Form 10-K
period 2005-07-02
KEY TRONIC CORP
filed 2005-09-20
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $23,711,973 as of January 1, 2005.

The number of shares of Common Stock of the Registrant outstanding as of September 5, 2005 was 9,693,913 shares.

The Exhibit Index is located at pages 39 - 40.

Documents Incorporated by Reference:

The following documents are incorporated by reference to the extent specified herein:

Document Description	Part of Form 10-K
Proxy Statement dated September 23, 2005	Part III

KEY TRONIC CORPORATION

2005 FORM 10-K

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

Key Tronic is now known as an independent provider of product realization services for OEMs in a variety of industries. Historically, Key Tronic was principally a manufacturer of electronic keyboards, but after assessing market conditions and the Company’s strengths and capabilities, the Company shifted its focus to EMS. The EMS industry is comprised of companies that provide a range of manufacturing services for OEMs. The EMS industry has experienced rapid growth over the past several years as more OEMs shift to outsourcing manufacturing, and this trend is expected to continue in the future.

Operations are currently conducted in facilities in the United States, Mexico and China. The Company’s global production capability provides customers with benefits of improved supply-chain management, reduced inventory, lower labor costs, lower transportation costs and reduced product fulfillment time.

Marketing

The Company provides manufacturing services for outsourced OEM products. Key Tronic provides a mix of EMS services including: product design, surface mount technologies (SMT) for printed circuit board assembly, tool making, precision plastic molding, liquid injection molding, prototype design, full product builds, and printing screened silver flexible circuit membranes.

The percentage of revenues from EMS services for the fiscal years ended July 2, 2005, July 3, 2004, and June 28, 2003 were 95.0%, 91.0% and 87.0%, respectively. Sales of such products have historically not been seasonal in nature, but may be seasonal in the future, if there are changes in the types of products manufactured.

Although keyboard manufacturing is still included in the Company’s product offerings, annual keyboard sales continue to decline. During the fiscal years ended July 2, 2005, July 3, 2004, and June 28, 2003, the Company realized revenues of approximately $10.1 million, $13.4 million and $17.0 million, respectively, from the sale of keyboards representing approximately 5.0%, 9.0% and 13.0% of consolidated revenues. The keyboard market has continued to trend toward standard keyboard layouts. In order to accommodate the demand for standard products, the Company maintains a purchase-from-stock program. The most popular standard layouts are built and stocked for immediate availability. These products serve as enhancements to or replacements for the original system-supplied keyboards.

The Company markets its products and services primarily through its direct sales department aided by strategically located field sales people and distributors. Although the Company establishes relationships with several independent sales organizations to assist in marketing the Company’s EMS product lines in the U.S., commissions earned and paid are insignificant.

The following customers accounted for 10% or more of consolidated revenues in the three fiscal years presented below:

	Fiscal Year
	2005	2004	2003
Lexmark International, Inc.	19%	14%	8%
Zebra Technologies Corporation	19%	12%	8%
International Game Technology, Inc.	14%	4%	0%
Transaction Printer Group, Inc.	9%	10%	9%
The Clorox Company	8%	16%	31%

For the fiscal years ended July 2, 2005, July 3, 2004, and June 28, 2003, the five largest customers in each year accounted for 68%, 58% and 64% of total sales, respectively.

Manufacturing

Since inception, the Company has made substantial investments in developing and expanding a capital equipment base to achieve selective vertical integration and efficiencies in its manufacturing processes. The Company has invested significant capital into surface mount technologies (SMT) for high volume manufacturing of complex printed circuit board assemblies. The Company designs and develops tooling for injection molding and manufactures the majority of plastic parts used in the products it manufactures. Additionally, the Company has equipment to produce printed flexible circuit membranes.

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

Backlog

At July 30, 2005, the Company had an order backlog of approximately $63.4 million. This compares with a backlog of approximately $68.1 million at August 1, 2004. Order backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next twelve months, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.

Research, Development, and Engineering

Research, development, and engineering (RD&E) expenses consist principally of employee related costs, third party development costs, program materials costs, depreciation and allocated information technology and facilities costs. The Company’s RD&E expenses were $2.9 million, $2.6 million and $2.9 million in fiscal years 2005, 2004, and 2003, respectively. In each of these years, the Company focused most of its RD&E efforts on current customer EMS programs. The lower cost in fiscal year 2004 compared to fiscal years 2005 and 2003 is due primarily to a 10% pay reduction during part of fiscal year 2004.

Competition

The market for the products and services the Company provides is highly competitive. There are numerous competitors in the EMS industry, many of which have substantially more resources and are more geographically diverse. Key Tronic competes primarily on the basis of responsiveness, creativity, vertical production capability, quality, and price.

Trademarks and Patents

The Key Tronic name and logo are federally registered trademarks, and the Company believes they are valuable assets of its business. During 2001, Key Tronic began operating under the trade name “KeyTronicEMS Co.” to better identify its primary business concentration. The Company also owns several keyboard patents; however, since the Company’s focus is EMS, management believes that these patents will not have a significant impact on future revenues.

Employees

As of July 2, 2005, the Company had 2,849 employees compared to 2,847 on July 3, 2004 and 2,687 on June 28, 2003. Since the Company can have significant fluctuations in product demand, it seeks to maintain flexibility in its workforce by utilizing skilled temporary and short-term contract labor in its manufacturing facilities in addition to full-time employees. The Company’s employees in Reynosa, Mexico, are represented by a local union. The Company has no history of any material interruption of production due to labor disputes.

The Company considers its employees its primary strength and makes considerable efforts to maintain a well-qualified staff. The Company’s employee benefits include bonus programs involving periodic payments to all employees based on meeting quarterly or fiscal year before-tax income targets. The Company maintains a 401(k) plan for U.S. employees, which provides a matching company contribution of up to 4% of an employee’s salary, and also provides group health, life, and disability insurance plans. The Company also maintains stock option plans and other long term incentive plans for certain employees and outside directors.

Foreign Markets

Information concerning net sales and long-lived assets (property, plant, and equipment) by geographic areas is set forth in footnote 9 of the consolidated financial statements of this Annual Report on Form 10-K, under the caption “Enterprise-Wide Disclosures”, and that information is incorporated herein by reference.

Item 2. PROPERTIES

The Company has manufacturing and sales operations located in the United States, Mexico and China. The table below lists the locations and square footage of the Company’s operating facilities:

Location	Approx. Sq. Ft.	Type of Interest (Leased/Owned)	Description of Use
Spokane, Washington (1)	49,000	Leased	Sales, research and administration
Spokane, Washington	96,000	Leased	Manufacturing
El Paso, Texas	80,000	Leased	Shipping and warehouse

Total USA	225,000

Juarez, Mexico (2)	174,000	Owned	Manufacturing
Juarez, Mexico	49,000	Leased	Manufacturing and warehouse
Juarez, Mexico (3)	66,000	Owned	Manufacturing and warehouse
Reynosa, Mexico	140,000	Leased	Manufacturing
Reynosa, Mexico (4)	48,000	Leased	Warehouse

Total Mexico	477,000

Shanghai, China (5)	63,000	Leased	Manufacturing

Total China	63,000

Grand Total	765,000

(1)	On December 27, 2000, the Company sold two contiguous parcels of land and its corporate headquarters building in Spokane to Royal Hills Associates L.L.C. (RHA) for approximately $6 million in cash. In connection with the sale, the Company entered into a 10-year lease agreement with RHA for one floor of the two-story building, which the Company continues to occupy as its headquarters (see Note 3 to Consolidated Financial Statements). The Company’s monthly rent payment is $30,875 plus allocated expenses.
(2)	The Company added 9,000 square feet to its main manufacturing facility in Juarez, Mexico during fiscal year 2004 to accommodate a new 3,000 ton press molding machine and improve product flow of outbound shipping.
(3)	In May 2005, the Company purchased a 66,000 square foot manufacturing facility in Juarez, Mexico to replace a previously leased facility and to accommodate the shift of the Las Cruces operations into Juarez.
(4)	In July 2003, the Company leased an additional 48,000 square foot warehouse in Reynosa, Mexico for storage capacity.
(5)	The Company began an assembly operation in Shanghai, China in fiscal year 1999. During fiscal year 2003, the leased space was increased from 36,000 sq. ft. to 63,000 sq. ft. to accommodate a new surface mount technology (SMT) line for automated circuit board production.

The geographic diversity of these locations allows the Company to offer services near its customers and its major electronics markets, while reducing labor costs. The Company considers the productive capacity of its current facilities sufficient to carry on the Company’s current business.

The Company shifted its flexible circuit printing in June 2005 to Juarez, Mexico from its facility in Las Cruces, New Mexico. The Las Cruces facility is no longer being used for operations and is listed for sale. The Company also closed its keyboard sales office in Ireland in July 2005.

Item 3. LEGAL PROCEEDINGS

On December 20, 2001, a jury in Seattle federal court rendered a verdict in the case of F&G Scrolling Mouse, LLC, Fernando Falcon and Federico Gilligan v. Microsoft Corporation, Honeywell, Inc., and Key Tronic Corporation, United States District Court for the Western District of Washington, Case No. C99-995C (the “litigation”) finding that Key Tronic misappropriated trade secrets and breached a confidentiality agreement with Plaintiffs. The jury awarded damages to the Plaintiffs in the amount of $16.5 million. The judgment against the Company was subsequently increased to approximately $19.2 million through an award of pre-judgment interest. On October 24, 2002, the Company reached a settlement of the litigation with the Plaintiffs (hereafter called “F&G”). Under the terms of the settlement, the Company has agreed to pay F&G a total of $7.0 million. The Company was required to make an initial payment to F&G of $2.5 million, as well as make quarterly payments to F&G of $200,000 or 50% of Key Tronic’s operating income, whichever is greater, until the total payment of $7.0 million has been made, provided the total payment was completed by December 15, 2005. On September 1, 2005, the Company made its final payment to F&G in the amount of $812,000, thereby fulfilling the Company’s obligation of the $7.0 million settlement.

Reported earnings for the year ended June 28, 2003, include a one-time benefit of $12.2 million ($1.26 per share) for reversal of the previously recorded F&G litigation accrual.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Key Tronic Corporation’s common stock is traded on the NASDAQ National Market System under the symbol “KTCC”. Quarterly high and low closing sales prices for Key Tronic common stock for fiscal years 2005 and 2004 were as follows:

	2005		2004
	High	Low	High	Low
First Quarter	$3.57	$2.80	$2.65	$2.30
Second Quarter	3.53	3.05	2.49	1.96
Third Quarter	3.40	2.66	3.00	2.20
Fourth Quarter	3.93	2.23	4.06	2.66

High and low stock prices are based on the daily closing price reported by the NASDAQ National Market System. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.

Holders And Dividends

As of July 2, 2005, the Company had 1,139 shareholders of record. The Company’s current financing agreement contains a covenant that prohibits the declaration or payment of dividends (see Note 4 to Consolidated Financial Statements). The Company has not paid a cash dividend and does not anticipate payment of dividends in the foreseeable future.

Equity Compensation Plan Information

Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report, under the caption “Securities Authorized for Issuance under Equity Compensation Plans”, and that information is incorporated herein by reference.

Item 6: SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes, and other information included in this report.

Financial Highlights

(Dollars in thousands, except per share amounts)

	Fiscal Years
	2005	2004	2003	2002	2001
Consolidated Statements of Operations Data:
Net sales	$202,877	$148,901	$130,894	$175,591	$165,865
Gross profit	16,460	13,237	14,958	14,985	7,556
Gross margin percentage	8.1%	8.9%	11.4%	8.5%	4.6%
Operating income (loss)	5,445	1,789	2,612	1,224	(9,484)
Operating margin percentage	2.7%	1.2%	2.0%	0.7%	(5.7)%
Litigation/settlement recovery (expense)	—	—	12,186	(20,214)	—
Net income (loss)	4,376	110	13,409	(25,362)	(11,373)
Earnings per share – diluted	0.44	0.01	1.39	(2.62)	(1.18)

Consolidated Cash Flow Data:
Cash flows provided by (used in) operations	5,114	(17)	(544)	919	7,481
Capital expenditures	2,918	1,633	2,128	1,142	720
Consolidated Balance Sheet Data:
Net working capital (1)	23,006	23,468	21,783	22,261	22,886
Total assets	72,901	67,938	59,125	57,439	74,371
Long-term liabilities	9,420	13,452	13,553	26,823	9,389
Shareholders’ equity	27,639	23,234	23,120	9,711	35,318
Book value per share (2)	2.85	2.40	2.39	1.00	3.65

Supplemental Data:
Number of shares outstanding at year-end (thousands)	9,694	9,676	9,673	9,673	9,673
Number of employees at year-end	2,849	2,847	2,687	1,995	2,151
Approximate square footage of operational facilities	765,000	786,000	691,000	664,000	615,000

(1)	Net working capital is defined as total current assets less total current liabilities. Net working capital measures the portion of current assets that are financed by long term funds and is an indicator of short term financial management.
(2)	Book value per share is defined as total shareholders’ equity divided by the number of shares outstanding at the end of the fiscal year. Book value per share measures shareholders’ value as defined by generally accepted accounting principles.

Item 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Key Tronic Corporation is an independent provider of electronic manufacturing services (EMS) for original equipment manufacturers (OEMs). The Company’s core strengths include innovative design and engineering expertise in SMT, electronics, mechanical engineering, precision molding and tooling, combined with high-quality, low-cost production and assembly on a global basis. Our global production capability provides customers with benefits of improved supply-chain management, reduced inventories, lower transportation costs, and reduced product fulfillment time. The Company has made investments in its Mexico and China facilities which give it the production capacity and logistical advantages to continue to win new business. The following information should be read in conjunction with the consolidated financial statements included herein and the “Risk and Uncertainties” section.

The EMS industry has historically experienced growth as more OEMs shift to outsourced manufacturing. Key Tronic sales in fiscal year 2005 increased by 36% over 2004. The end-market demand for the Company’s existing customers’ products drove the significant increase during the year. Current forecasts of existing customer demand show a possible decrease in revenues for fiscal year 2006. However, the Company has seen an increase in the number of potential new business opportunities with new customers. Actual results will depend on actual levels of customer orders and the timing of new product wins. The Company believes that it is well positioned in the EMS industry to expand its customer base and continue long-term business growth.

The total number of Key Tronic EMS customers continued to increase during fiscal 2005. Some of these customers have programs that represent small annual sales while others have multi-million-dollar potential. The concentration of the Company’s largest customers increased during fiscal 2005 as the top five customers sales increased to 68% of total sales in 2005 from 58% in 2004 and 64% in 2003. The Company’s current customer relationships involve a variety of products, including consumer electronics and plastics, household products, gaming devices, specialty printers, educational toys, medical devices, and computer accessories.

The Company maintains a strong balance sheet with a current ratio of 1.64 and a long-term debt to equity ratio of 0.32. The Company had cash provided by operations of $5.1 million. In addition, the Company had approximately $12.0 million available from a revolving line of credit based on eligible collateral at July 2, 2005. The Company maintains a good working relationship with CIT Group/Business Credit, Inc., its asset-based lender, and it believes that internally generated funds and its revolving line of credit should provide adequate capital for planned growth over the long term.

The EMS industry is intensely competitive, and Key Tronic, at this time, estimates it has less than 1% of the potential market. The Company believes that it can acquire new business in the future, particularly those programs that require innovative design and engineering, short lead times, or small initial volumes. The Company is planning for long term growth by utilizing current capacity, improving manufacturing processes, and investing in additional manufacturing equipment. Current challenges facing the Company include the following: continuing to win new programs, improving operating efficiencies, controlling costs and developing competitive price strategies.

Results of Operations

The following table sets forth for the periods indicated certain items of the consolidated statements of income expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Years Ended
	July 2, 2005	July 3, 2004	June 28, 2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	91.9	91.1	88.6

Gross profit	8.1	8.9	11.4

Operating expenses (income)
Research, development and engineering	1.4	1.7	2.2
Selling	1.1	1.3	1.7
General and administrative	3.4	4.7	5.5
Gain on life insurance proceeds	(0.5)	0.0	0.0

Operating income	2.7	1.2	2.0

Interest expense	0.6	0.7	0.8
Litigation settlement and other income	0.0	0.0	(9.5)

Income before income taxes	2.1	0.5	10.7
Income tax provision	0.0	0.4	0.5

Net income	2.2%	0.1%	10.2%

Net Sales

Net sales in fiscal 2005 were $202.9 million compared to $148.9 million and $130.9 million in fiscal years 2004 and 2003, respectively.

The significant increase in net sales during 2005 relates directly to increases in the end-market demand of the Company’s primary customer programs and success in winning additional programs from existing and new customers. Sales of keyboards accounted for approximately 5.0% of revenues compared to 9.0% in 2004.

The increase in net sales during 2004 compared to 2003 is related to the Company’s successful expansion of the number of manufacturing programs with existing customers and acquisition of new significant customers during the year, offset in part, by a large decrease in demand from a single EMS customer. Sales of keyboards accounted for approximately 9.0% of revenues in 2004 compared to 13.0% in 2003 as the Company continued to focus its strategy on EMS products.

Cost of Sales

Total cost of sales as a percentage of net sales were 91.9%, 91.1%, and 88.6% for the fiscal years of 2005, 2004, and 2003, respectively. The increase in costs of sales as a percentage of net sales in each year is due mainly to the competitive nature of the EMS industry to continually reduce prices and changes in product mix, offset in part by increasing manufacturing efficiencies.

Total costs of materials as a percentage of sales were approximately 67.0%, 58.1%, and 57.0% in fiscal years 2005, 2004, and 2003, respectively. The change from year-to-year is directly related to sales product mix. Products sold in 2005 contained higher dollar materials costs, thereby increasing costs of materials as a percentage of sales.

Direct production costs (direct labor and manufacturing overhead) decreased to 12.9% of total sales in fiscal 2005 from 18.3% in 2004 and 16.0% in 2003. The decrease in 2005 is related to utilization of excess manufacturing capacity (both equipment and indirect support costs). The increase in direct production costs in 2004 was the result of start-up costs associated with new manufacturing programs. These start-up costs included the costs to increase the Company’s manufacturing and storage space in Juarez, Mexico. The remaining increase in 2004 was due primarily to adding employees required for more labor-intensive products.

The Company provides for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage. The amounts charged to expense were $ 730,000, $162,000, and $203,000 in fiscal years 2005, 2004, and 2003, respectively. Approximately $350,000 of the provision in 2005 was due to the decision to cease supporting direct European sales of keyboards, with the remaining increase over 2004 relating to domestic keyboards and other computer peripherals that are considered to be obsolete.

The Company provides warranties on certain product sales and estimates warranty costs based on historical experience and anticipated product returns. The amounts charged to expense increase with total sales and were approximately $345,000, $193,000, and $150,000 in fiscal years 2005, 2004, and 2003, respectively. Most of the increase in fiscal 2005 related to a $100,000 warranty claim on workmanship of a particular EMS product that has been settled and corrected. The Company does not warrant design defects for EMS customers.

Gross Profit

In fiscal year 2005, gross profit on sales was 8.1% of revenues compared to 8.9% in fiscal year 2004 and 11.4% in fiscal year 2003. The decrease in fiscal year 2005 relates to product mix changes and total materials costs increases offset in part by improved manufacturing efficiencies.

The decrease in gross profit from 2004 to 2003 was due primarily to the product mix changes and costs associated with the start-up of new manufacturing programs, offset in part by an insurance settlement in 2004 of $475,000.

Gross profit margins reflect the impact of a number of factors that can vary from period to period, including product mix, start-up costs and efficiencies associated with new programs, product life cycles, sales volumes, capacity utilization of the Company’s resources, management of inventories, component pricing and shortages, end market demand of our customers’ products, fluctuations and timing of customer orders, and competition within the EMS industry. These and other factors can cause variations in our operating results. There can be no assurance that gross margins will not decrease in future periods.

Research, Development and Engineering

Research, development and engineering expenses (RD&E) consists principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. As a percentage of net sales, RD&E has decreased each year from fiscal 2003 to 2005. The decrease as a percent of sales is due to increasing sales with no significant increases in costs. In each of the fiscal years presented, the Company has focused most of its RD&E efforts on current customers’ EMS programs.

The Company’s total RD&E expenses were $2.9 million, $2.6 million, and $2.9 million in fiscal years 2005, 2004, and 2003, respectively. The increase in fiscal 2005 is related to the elimination of a 10% pay reduction that occurred during 2004 and incentive plan payments to employees for achieving 2005 profitability goals. The lower cost in fiscal year 2004 compared to fiscal year 2003 is due primarily to the pay reduction that occurred during 2004.

Selling

Sales and marketing expenses consist principally of salaries and benefits for sales and marketing personnel, advertising and marketing programs, sales commissions, and travel expenses. Similar to RD&E expenses, selling expenses decreased as a percent of sales relative to the allocated fixed costs in each of the years presented. Approximately half of selling expense relates to fixed salary costs.

The Company’s total selling expenses were $2.2 million, $1.9 million, and $2.3 million in fiscal years 2005, 2004, and 2003, respectively. The increase in 2005 from 2004 was related to the elimination of a 10% pay reduction, incentive plan bonuses earned, and increased sales commissions. The decrease in 2004 from 2003 was related to a reduction in promotional programs, commissions, and bonuses earned.

General and Administrative

General and administrative expenses (G&A) consist of employee related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. As a percent of sales G&A was 3.4%, 4.7%, and 4.8% in fiscal years 2005, 2004, and 2003, respectively.

Total G&A was $7.0 million, $7.0 million and $7.2 million in fiscal years 2005, 2004, and 2003, respectively. In 2005, the Company was able to reduce its business insurance premiums and administrative costs in Ireland directly offsetting the increased bonuses earned and the write-off of bad debt. The decrease in G&A expenses in fiscal year 2004 compared to fiscal year 2003 was due primarily to a 10% reduction in salaries that was in effect for part of 2004, offset in part by higher business insurance premiums.

Gain on Life Insurance Proceeds

The operating expenses of fiscal 2005 included a gain on life insurance proceeds paid on policies insuring a former executive in the amount of $1.1 million. The Company does not hold life insurance policies on any other executives or former executives and does not anticipate any gains on life insurance proceeds in the future.

Interest Expense

The Company had net interest expenses of $1.2 million, $1.1 million, and $1.0 million in fiscal years 2005, 2004, and 2003, respectively. Interest expense has remained fairly constant, as the Company has decreased its average borrowings during the year while interest rates have increased. The Company does not currently use derivatives to hedge interest rate risk. During 2005, the Company began to utilize short-term fixed LIBOR rates on portions of its revolver for short-term interest savings in anticipation of rate increases.

Other Income, Net

The Company had net other income of $14,000, $23,000, and $237,000 in fiscal years 2005, 2004, and 2003, respectively. Other income in fiscal year 2003 is primarily proceeds from the sale of portfolio securities.

Income Tax Provision

The Company had income tax benefit of $(75,000) in fiscal year 2005 compared to an expense of $611,000 in fiscal year 2004 and $600,000 in fiscal year 2003. The tax provisions (benefits) are the result of foreign taxes on the earnings of foreign subsidiaries. The benefit for fiscal year 2005 relates to the Company’s Mexican subsidiaries revising intercompany agreements upon completing new transfer price studies in the fourth quarter of fiscal 2005, applying certain Mexican tax credits for the calendar years 2005 and 2004, and a reduction of Mexican statutory rates. The tax expense in 2004 and 2003 relate to tax expense at the former intercompany transfer rates and higher Mexican statutory rates.

The Company has domestic tax loss carryforwards of approximately $60 million. In accordance with Financial Accounting Standard No. 109, Accounting for Income Taxes, management assess the sources of future taxable income, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. Because the litigation judgment of fiscal year 2002 was considered evidence of the Company’s possible inability to utilize the balance of the deferred tax assets, the valuation allowance was increased to the net deferred tax asset. Management has determined that a full valuation allowance is still appropriate at this time. The Company’s tax loss carry-forwards begin expiring in 2006.

International Subsidiaries

The Company offers customers a complete global manufacturing solution. The Company’s facilities provide its customers the opportunity to have their products manufactured in the facility that best serves specific product manufacturing and distribution needs. Active foreign subsidiaries are located in the following locations:

•	Key Tronic Juarez SA de CV, owns an SMT, assembly, and molding facility and an assembly facility in Juarez, Mexico and currently leases one other facility for assembly and storage. This subsidiary is primarily used to support the Company’s U.S. operations.

•	Key Tronic Reynosa SA de CV, leases manufacturing and warehouse facilities in Reynosa, Mexico. This subsidiary is used exclusively to manufacture products for one EMS customer.

•	Key Tronic Computer Peripheral Co., Ltd., leases a facility with SMT and assembly capabilities in Shanghai, China, which began operations in 1999. Its primary function is to provide EMS services for export; however, it is also currently utilized to manufacture electronic keyboards.

Foreign sales from worldwide operations, including domestic exports, were $15.8 million in fiscal year 2005 compared to $14.5 million and $16.2 million in fiscal years 2004 and 2003, respectively. The increase in foreign sales in fiscal 2005 is related to an increase in domestic exports to an EMS customer in Europe offset in part by a decrease in foreign sales of keyboards. The Company closed its subsidiary sales office in Ireland in July 2005 due to decreasing keyboard sales. The decrease in foreign sales for fiscal year 2004 when compared to fiscal year 2003 is a result of declining keyboard sales in Europe. Key Tronic Computer Peripheral Co., Ltd., the Company’s subsidiary in Shanghai, China, has had only minimal sales to customers in China over the past three fiscal years.

Capital Resources and Liquidity

Cash flows provided by operating activities were $5.1 million in fiscal year 2005 compared to $(17,000) used by operating activities in fiscal year 2004 and $(544,000) in fiscal year 2003. The cash provided by operations during fiscal year 2005 was due primarily to an increase in net income year-over-year which included non-cash charges for obsolete inventory, warranty, and doubtful accounts totaling $1.2 million. The increase in operating cash was offset by an increase of $2.6 million in inventory while accounts payable only increased $1.1 million as the Company began taking advantage of early pay discounts. Also contributing to the use of cash was $1.6 million paid to F&G under the settlement agreement.

Cash used in investing activities includes capital expenditures and proceeds of life insurance on a former officer. Capital expenditures were $2.9 million, $1.6 million, and $2.1 million in fiscal years 2005, 2004, and 2003, respectively. The Company’s capital expenditures are primarily for purchases of manufacturing assets to support Company operations in Mexico and China. The Company also uses a variety of operating leases to fund the purchases of operating equipment. During 2005, $1.4 million was received from life insurance proceeds.

The Company’s primary financing activity in fiscal years 2005, 2004, and 2003 was borrowing and repayment under the Company’s financing agreement with CIT Group/Business Credit, Inc. (CIT).

The Company’s financing agreement with CIT provides a revolving credit facility of up to $25 million. The revolving loan is secured by the assets of the Company. The interest rate provisions allow for a variable rate based on either the prime rate or LIBOR rate. The agreement specifies four alternative levels of margin to be added to these base rates depending on compliance with certain financial covenants. The range of interest being paid to CIT on outstanding balances was 5.87% – 6.75% as of July 2, 2005. The agreement and subsequent amendments contain financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. The revolving loan matures August 22, 2009. As of July 2, 2005, the Company was in compliance with all loan covenants. At July 2, 2005, the outstanding revolving loan balance was $7.4 million compared to $10.9 million at fiscal year end July 3, 2004. The loan balance decreased as operating cash flow was used for repayments. Based on eligible collateral, approximately $12.0 million was available for drawdown from the revolving line of credit as of July 2, 2005.

In addition to the Company’s revolving credit facility payment obligations at July 2, 2005, the Company had a $1.5 million term loan with CIT, $812,000 litigation settlement payment obligation, various lease commitments, and other long term obligations of $500,000. The Company believes that projected cash from operations, funds available under the revolving credit facility, and leasing capabilities will be sufficient to meet our working and fixed capital requirements through fiscal year 2006 and the foreseeable future.

Contractual Obligations and Commitments

In the normal course of business, the Company enters into contracts, which obligate the Company to make payments in the future.

The table below sets forth the Company’s significant future obligations by fiscal year:

Payments Due by Fiscal Year (in thousands)

	Total	2006	2007	2008	2009	2010	Thereafter
Litigation Settlement (1)	$812	812
CIT Revolving Loan (2)	$7,412					7,412
CIT Term Loan (3)	$1,602	582	548	472
Capital and Operating Leases (4)	$7,410	3,919	1,699	636	453	463	240
Purchase Orders (5)

(1)	For an in-depth discussion of the litigation settlement, please see the Consolidated Financial Statements at Note 8, “Commitments and Contingencies”. On September 1, 2005, the Company paid $812,000 and fulfilled its contractual obligation of the settlement.

(2)	The terms of the CIT revolving loan are discussed in the consolidated financial statements at Note 4, “Long-Term Obligations”. The Company’s current financing agreement with CIT terminates on August 22, 2009, at which time the unpaid balance of the revolving loan will become immediately payable. However, the Company will more likely than not extend or replace its revolving loan agreement prior to that date. The amount payable on the Company’s revolving loan changes daily depending upon the amount of cash borrowed to support its operations and the amount of customer payments received. The amount presented does not include any interest payable. Under the terms of the Company’s agreement with CIT, customers’ payments are applied against the outstanding revolving loan balance as soon as the amounts clear through the banking system.

Under the terms of the revolving credit agreement, the Company must meet a number of financial covenants. As of July 2, 2005 the Company was in compliance with all of its loan covenants. Breaching one or more of these covenants could have a material impact on the Company’s operations or financial condition.

(3)	In May 2005, the Company purchased a manufacturing facility in Juarez, Mexico. The purchase was funded by a $1.5 million term loan with CIT to be repaid ratably over three years.
(4)	The Company maintains vertically integrated manufacturing operations in Mexico and Shanghai, China. Such operations are heavily dependent upon technically superior manufacturing equipment including molding machines in various tonnages, SMT lines, and automated insertion and test equipment for the various products the Company is capable of producing.

In addition, the Company leases some of its administrative and manufacturing facilities. A complete discussion of properties can be found in Part 1, Item 2 at “Properties”. Leases have proven to be an acceptable method for the Company to acquire new or replacement equipment and to maintain facilities with a minimum impact on its operating cash flows.

(5)	As of July 2, 2005, the Company had open purchase order commitments for materials and other supplies of approximately $58.5 million. Of the $58.5 million in open purchase orders, there are various blanket orders for annual requirements. Actual needs under these blanket purchase orders fluctuate with the Company’s manufacturing levels. In addition, the Company has contracts with its customers that minimize its exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with the Company’s suppliers. These agreements depend in part on the type of product purchased as well as the circumstances surrounding any requested cancellations.

In addition to the cash requirements presented in tabular format, the Company also owes its suppliers approximately $25.5 million for accounts payable and shipments in transit at the end of the fiscal year. The Company generally pays its suppliers in a range from 30 to 120 days depending on terms offered. Quarterly payments to suppliers normally average between $30 and $35 million. These payments are financed by operating cash flows and the Company’s revolving line of credit.

The Company believes that internally generated cash flows and funds available under the revolving credit facility will satisfy cash requirements for a period in excess of 12 months.

Critical Accounting Policies

Revenue Recognition: The Company recognizes revenue when products are shipped. Staff Accounting Bulletin 104 states that revenue generally is realized or realizable and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists.

•	Delivery has occurred or services have been rendered.

•	The seller’s price to the buyer is fixed or determinable.

•	Collectibility is reasonably assured.

The Company believes that it meets the above criteria for the following reasons:

•	Customer purchase orders confirming the price and shipping terms are required prior to shipment.

•	The terms of the Company’s sales are generally FOB shipping point, meaning that the customer takes ownership of the goods and assumes the risk of loss when the goods leave the Company’s premises.

•	The seller’s price to the buyer is fixed or determinable – as noted, we require a customer purchase order, which confirms the price and shipping terms.

•	Collectibility is reasonably assured – the credit terms for customers are pre-established so that collection of the account can be reasonably assured.

Inactive, Obsolete and Surplus Inventory Reserve: The Company reserves for inventories that it deems inactive, obsolete or surplus. This reserve is calculated based upon the demand for the products that the Company produces. Demand is determined by expected sales or customer forecasts. If expected sales do not materialize, then the Company would have inventory in excess of its reserves and would have to charge the excess against future earnings. In the case where the Company has purchased material based upon a customer’s forecast, the Company is usually covered by lead-time assurance agreements with each customer. These contracts state that the financial liability for material purchased within lead-time and based upon the customer’s forecasts, lies with the customer. If the Company purchases material outside the lead-time assurance agreement and the customer’s forecasts do not materialize, the Company would have the financial liability and would have to charge any excess obsolete inventory against earnings.

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

Accrued Warranty: An accrual is made for expected warranty costs, with the related expense recognized in cost of goods sold. Management reviews the adequacy of this accrual quarterly based on historical analysis and anticipated product returns and rework costs. As the Company has made the transition from manufacturing primarily keyboards to primarily EMS products, its exposure to warranty claims has declined significantly. The Company’s warranty period for keyboards is generally longer than that for EMS products. Also the Company does not warrant design defects for EMS customers.

Goodwill

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Under the statement, the Company records intangible assets that are acquired individually or with a group of other assets in the financial statements at acquisition. Goodwill is tested for impairment annually. The Company adopted SFAS No. 142 on June 30, 2002, and completed its impairment test during the second quarters of each of the subsequent fiscal years. The tests did not indicate an impairment of the Company’s stated goodwill of $765,000.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”. The statement amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, it requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred in the Company’s fiscal year 2006 and thereafter. The Company does not anticipate that the provisions of SFAS 151 will have a material effect on the consolidated financial statements.

In December 2004, FASB revised and retitled SFAS No. 123, “Accounting for Stock-Based Compensation” as SFAS No. 123R, “Share Based Payment”. This revised statement requires stock options to be recorded using the fair value method, superseding Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. Under APB Opinion 25, issuing stock options to employees could have resulted in recognition of no compensation cost. SFAS 123R eliminates this alternative and requires entities to expense the cost of employee services received in exchange for stock options based on the grant date fair value of those awards. The Company currently accounts for its employee stock options in accordance with APB Opinion No. 25 while disclosing the pro forma effect of the options had they been recorded under the fair value method. As required by the statement, the Company plans to adopt the revised statement in its fiscal year 2006 beginning on July 3, 2005. As a result, the Company estimates that compensation expense for previously granted options will approximate $50,000 in fiscal year 2006 and $9,000 in fiscal year 2007. Any future grants would result in additional compensation expense.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 is a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007.

In March 2005, the FASB issued FIN 47 as an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations”. This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even through uncertainly exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not anticipate that the provision of FIN 47 will have a material effect on the consolidated financial statements.

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

Concentration of Major Customers At present, the Company’s customer base is highly concentrated and could become even more concentrated. The Company’s largest EMS customer accounted for 19% of net sales in fiscal year 2005. This same customer accounted for 14% of sales in 2004 and 8% in 2003. For the fiscal years ended 2005, 2004, and 2003, the five largest customers accounted for 68%, 58% and 64% of total sales, respectively. There can be no assurance that the Company’s principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company’s customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company’s major customers, or the reduction, delay or cancellation of orders from such customers, could materially and adversely affect the Company’s business, operating results and financial condition.

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

Foreign Currency Fluctuations A significant portion of the Company’s operations and customers are in foreign locations. As a result, transactions may occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by the Company could directly or indirectly affect our financial results. Future currency fluctuations are dependent upon a number of factors and cannot be easily predicted. The Company currently does not use financial instruments to hedge foreign currency fluctuation and unexpected expenses could occur from future fluctuations in exchange rates.

Dilution and Stock Price Volatility As of July 2, 2005, there were outstanding options for the purchase of approximately 2.0 million shares of common stock of the Company (Common Stock), of which options for approximately 1.9 million shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts’ earnings estimates, or to factors relating to the EMS and computer industries or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s major market risk relates to its secured debt. The Company’s debt is secured by substantially all of the Company’s assets. The interest rates applicable to the Company’s revolving loan fluctuate with the JP Morgan Chase Bank prime rate and LIBOR rates. The Company does not currently enter into derivative transactions or leveraged swap agreements.

Although the Company has international operations, the functional currency for all active subsidiaries is the U.S. dollar. The Company imports raw materials that are used in its manufacturing operations. The majority of the Company’s purchases are denominated in U.S. dollars and are paid under normal trade terms. The Company currently does not hedge the exposure to foreign currency exchange rate fluctuations.

The table below presents principal (or notional) amounts and related weighted average variable rates by fiscal year of maturity. The weighted average variable interest rates for fiscal years 2004 through 2006 are estimated based on current rates as of July 2, 2005. These forward rates have been increased by current levels of margins based on the financing agreement with CIT. The Company’s long term debt could increase or decrease depending upon cash needs over the period of time that the financing agreement remains in place with CIT. The JP Morgan Chase Bank prime rate and LIBOR will fluctuate with the market and could go up or down depending on market conditions.

	Fiscal Years						Fair Value July 2, 2005
(In thousands)	2006	2007	2008	2009	2010	Total
Long term debt:
Secured revolving debt					$7,412	$7,412	$7,412
Secured term loan	500	500	458			$1,458	$1,458
Average interest rate	6.75%	6.75%	6.75%		6.02%	6.14%

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Key Tronic Corporation

Spokane Valley, Washington

We have audited the accompanying consolidated balance sheets of Key Tronic Corporation and subsidiaries (the Company) as of July 2, 2005 and July 3, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended July 2, 2005. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Tronic Corporation and subsidiaries at July 2, 2005 and July 3, 2004, and the results of its operations and its cash flows for each of the three years in the period ended July 2, 2005 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
Spokane, Washington
August 11, 2005

KEY TRONIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)	July 2, 2005	July 3, 2004
ASSETS

Current assets:
Cash and cash equivalents	$1,463	$600
Trade receivables, less allowance for doubtful accounts of $158 and $60	24,191	24,439
Inventories	29,712	27,848
Other	3,482	1,833

Total current assets	58,848	54,720

Property, plant and equipment, net	10,011	11,131

Other assets:
Restricted cash	1,158	705
Real estate	1,693	—
Other, net of accumulated amortization of $758 and $696	426	617
Goodwill	765	765

Total assets	$72,901	$67,938

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$25,475	$24,354
Accrued compensation and vacation	5,241	4,015
Current portion of litigation settlement	812	925
Current portion of other long-term obligations	735	606
Other	3,579	1,352

Total current liabilities	35,842	31,252

Long-term liabilities:
Revolving loan	7,412	10,851
Litigation settlement	—	1,536
Other long-term obligations	2,008	1,065

Total long-term liabilities	9,420	13,452

Commitments and contingencies (Notes 4 and 8)

Shareholders’ equity
Common stock, no par value, authorized 25,000 shares; issued and outstanding 9,694 and 9,676 shares, respectively	38,426	38,397
Accumulated deficit	(10,787)	(15,163)

Total shareholders’ equity	27,639	23,234

Total liabilities and shareholders’ equity	$72,901	$67,938

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands, except per share amounts)	July 2, 2005	July 3, 2004	June 28, 2003
Net sales	$202,877	$148,901	$130,894
Cost of sales	186,417	135,664	115,936

Gross profit on sales	16,460	13,237	14,958

Operating expenses (income):
Research, development and engineering	2,880	2,583	2,913
Selling	2,229	1,900	2,250
General and administrative	6,966	6,965	7,183
Gain on life insurance proceeds	(1,060)	—	—

Operating income	5,445	1,789	2,612

Interest expense, net	1,158	1,091	1,026
Litigation settlement	—	—	(12,186)
Other income, net	(14)	(23)	(237)

Income before income taxes	4,301	721	14,009

Income tax provision (benefit)	(75)	611	600

Net income	$4,376	$110	$13,409

Earnings per share:

Earnings per common share – basic	$0.45	$0.01	$1.39
Weighted average shares outstanding – basic	9,684	9,673	9,673

Earnings per common share – diluted	$0.44	$0.01	$1.39
Weighted average shares outstanding – diluted	9,926	9,793	9,673

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated
(In thousands)	Shares	Amount	Deficit	Total
Balances, June 29, 2002	9,673	$38,393	$(28,682)	$9,711
Net income – 2003			13,409	13,409

Balances, June 28, 2003	9,673	38,393	(15,273)	23,120

Net income – 2004			110	110
Exercise of stock options	3	4		4

Balances, July 3, 2004	9,676	38,397	(15,163)	23,234

Net income – 2005			4,376	4,376
Exercise of stock options	18	29		29

Balances, July 2, 2005	9,694	$38,426	$(10,787)	$27,639

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	July 2, 2005	July 3, 2004	June 28, 2003
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$4,376	$110	$13,409
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	2,366	2,957	3,016
Accretion of deferred gain on sale of building	(78)	(78)	(78)
Provision for obsolete inventory	730	162	203
Provision for (recovery of) doubtful receivables	140	—	(56)
Provision for warranty	345	193	150
Litigation settlement	—	—	(12,186)
Loss on sale of assets	149	14	20
Gain on life insurance proceeds	(1,060)	—	—
Changes in operating assets and liabilities:
Trade receivables	108	(7,361)	3,956
Inventories	(2,594)	(3,859)	(5,959)
Other assets	(1,983)	145	(22)
Accounts payable	1,121	11,209	(1,264)
Accrued compensation and vacation	1,226	(198)	1,410
Litigation settlement	(1,649)	(1,256)	(3,576)
Other liabilities	1,917	(2,055)	433

Cash provided (used) by operating activities	5,114	(17)	(544)

Cash flows from investing activities:
Purchase of property and equipment	(2,868)	(1,633)	(2,128)
Proceeds from sale of property and equipment	8	4	46
Proceeds from life insurance	1,447	—	—

Cash used by investing activities	(1,413)	(1,629)	(2,082)

Cash flows from financing activities:
Payment of financing costs	(90)	(35)	(150)
Proceeds from exercise of stock options	29	4	—
Proceeds from long-term debt	1,500	538	—
Repayment of long-term debt	(385)	(641)	—
Borrowing under revolving credit agreement	210,152	146,805	139,000
Repayment of revolving credit agreement	(213,591)	(145,818)	(135,611)
Decrease (increase) in restricted cash	(453)	437	(862)

Cash provided (used) by financing activities	(2,838)	1,290	2,377

Increase (decrease) in cash and cash equivalents	863	(356)	(249)
Cash and cash equivalents, beginning of year	600	956	1,205

Cash and cash equivalents, end of year	$1,463	$600	$956

Supplemental cash flow information:
Interest payments	$1,100	$865	$763
Income tax payments, net of refunds	$247	$1,015	$348

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

The restricted cash balance includes an approximately $500,000 deposit required by the state of Washington for the Company’s estimated maximum workers’ compensation liability for the period in which the Company was self-insured. The Company no longer self-insures workers’ compensation liabilities but the deposit will be required to be maintained for a number of years into the future. The remaining amounts in restricted cash are amounts in the Company’s bank account that cannot be used for any other purpose than to pay down the Company’s long term revolving line of credit.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable and records an allowance for doubtful accounts, which reduces the receivables to an amount that management reasonably estimates will be collected. A specific allowance is recorded against receivables that are considered to be impaired based on the Company’s knowledge of the financial condition of the customer and all attempts to collect fail. In determining the amount of the allowance, the Company considers several factors including the aging of the receivables, the current business environment, and historical experience.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out (FIFO) method. The Company provides for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated using straight-line methods over the expected lives of the assets. Internally constructed molds and dies are depreciated over the expected useful lives of one to two years.

Impairment of Long-lived Assets

The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews assets for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. Impaired assets are reported at the lower of cost or fair value.

Deferred Loan Fees

Deferred loan fees included in other assets are amortized using the interest method over the term of the related loan agreement.

Accrued Warranty

An accrual is made for expected warranty costs, with the related expense recognized in cost of goods sold. Management reviews the adequacy of this accrual quarterly based on historical analyses and anticipated product returns.

Self-funded Insurance

The Company began to self-fund its domestic employee health plan on June 30, 2004. The Company contracted a separate administrative service company to supervise and administer the program and act as representative. The Company also insures for claims exceeding $50,000 and if the aggregate annual claims amount to more than 125% of expected claims for the plan year. We estimate our exposure for claims incurred but not paid at the end of each reporting period and use historical information supplied by our insurance carrier and broker to estimate our liability for these claims. This liability is subject to a total limitation that varies based on employee enrollment and factors that are established at each annual contract renewal. Our actual claims experience may differ from our estimates.

Revenue Recognition

Sales revenue from manufacturing is recognized upon shipment of the manufactured product under contractual terms, which are generally FOB shipping point. Upon shipment, title transfers and the customer assumes risks and rewards of ownership of the product. Generally, there are no formal customer acceptance requirements or further obligations related to the manufacturing services; if any such requirements exist, then sales revenue is recognized at the time when such requirements are completed and such obligations are fulfilled. Revenue is recorded net of estimated returns of manufactured product based on management’s analysis of historical returns.

Revenue from engineering design and development services, which are generally performed under contract of short term durations, is recognized as costs are incurred utilizing the percentage-of-completion method. Revenue from engineering design and development services is less than one percent of total revenue in each of the fiscal years presented.

Shipping and Handling Fees

The Company classifies costs associated with shipping and handling fees as a component of cost of goods sold. Customer billings related to shipping and handling fees are reported in net sales.

Research, Development and Engineering

Research, development and engineering expenses include unreimbursed costs of electronic manufacturing services (EMS) as well as design and engineering costs associated with the production of EMS programs. Such costs are charged to expense as incurred.

Income Taxes

The Company accounts for income taxes in accordance with provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under the asset and liability method prescribed by SFAS No. 109, deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. Tax credits are accounted for as a reduction of income taxes in the year the credit originates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that will be likely realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs. Determination of the unrecognized deferred tax liability on foreign subsidiary undistributed earnings is not practicable.

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

Fair Value of Financial Instruments

The carrying values of financial instruments reflected on the balance sheets at July 2, 2005 and July 3, 2004, reasonably approximate their fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is estimated to be $8.9 million and $10.9 million, respectively, as of July 2, 2005 and July 3, 2004, which approximates the carrying values.

Stock-based Compensation

The Company adopted the pro-forma disclosure only requirements of SFAS No. 123 “Accounting for Stock Based Compensation”, and accordingly accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 “Accounting for Stock Issued to Employees”. Under APB 25, compensation expense is recognized only if the option price is less than the quoted market price of the Company’s stock at the date of the option grant. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months; stock volatility, 104.12% in 2005, 111.74% in 2004, and 107.96% in 2003; risk free interest rates, 3.37% in 2005 and 3.11% in 2004 and 2003, and no dividends during the expected term. The weighted average fair values of options granted during fiscal years 2005, 2004, and 2003 were $2.58, $2.20, and $1.16 per share, respectively.

For purposes of disclosure under SFAS No. 123, the following is the pro forma effect of the options had they been recorded under the fair value method (no tax effect has been included because of offsetting tax valuations):

	Years Ended
	July 2, 2005	July 3, 2004	June 28, 2003
	(in thousands, except per share information)
Net income as reported	$4,376	$110	$13,409

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(93)	(130)	(387)

Pro forma net income (loss)	$4,283	$(20)	$13,022

Earnings (loss) per share:
Basic – as reported	$0.45	$0.01	$1.39
Diluted – as reported	$0.44	$0.01	$1.39
Basic – pro forma	$0.44	$(0.00)	$1.35
Diluted – pro forma	$0.43	$(0.00)	$1.35

Goodwill

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Under the statement, the Company records intangible assets that are acquired individually or with a group of other assets in the financial statements at acquisition. Goodwill is tested for impairment annually. The Company adopted SFAS No. 142 on June 30, 2002, and completed its impairment test during the second quarter of each fiscal year. The tests did not indicate an impairment of the Company’s stated goodwill of $765,000.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”. The statement amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, it requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred in the Company’s fiscal year 2006 and thereafter. The Company does not anticipate that the provisions of SFAS 151 will have a material effect on the consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) revised and retitled Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” as SFAS No. 123R, “Share Based Payment”. This revised statement requires stock options to be recorded using the fair value method, superseding Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. Under APB Opinion 25, issuing stock options to employees could have resulted in recognition of no compensation cost. SFAS 123R eliminates this alternative and requires entities to expense the cost of employee services received in exchange for stock options based on the grant date fair value of those awards. The Company currently accounts for its employee stock options in accordance with APB Opinion No. 25 while disclosing the pro forma effect of the options had they been recorded under the fair value method. As required by the statement, the Company plans to adopt the revised statement in its fiscal year 2006 beginning on July 3, 2005. As a result, the Company estimates that compensation expense for previously granted options will approximate $50,000 in fiscal year 2006 and $9,000 in fiscal year 2007.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 is a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007.

In March 2005, the FASB issued FIN 47 as an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations”. This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even through uncertainly exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not anticipate that the provision of FIN 47 will have a material effect on the consolidated financial statements.

Fiscal Year

The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2005, 2004, and 2003 ended on July 2, 2005, July 3, 2004, and June 28, 2003, respectively. Fiscal year 2006 will end on July 1, 2006. Fiscal 2005 and 2003 were 52 week years and fiscal 2004 was a 53 week year.

2. INVENTORIES

Components of inventories were as follows:

	July 2, 2005	July 3, 2004
	(in thousands)
Finished goods	$10,932	$10,984
Work-in-process	3,414	2,926
Raw materials	18,531	17,119
Reserve for obsolescence	(3,165)	(3,181)

	$29,712	$27,848

3. PROPERTY, PLANT AND EQUIPMENT

	Life	July 2, 2005	July 3, 2004
	(in years)	(in thousands)
Land	—	$970	$1,730
Buildings and improvements	3 to 30	10,179	11,724
Equipment	1 to 10	50,940	50,187
Furniture and fixtures	3 to 5	6,259	6,412

		68,348	70,053
Accumulated depreciation		(58,337)	(58,922)

		$10,011	$11,131

In July 2005, the Company completed its transition of operations in Las Cruces, New Mexico to its Juarez, Mexico facility. The Las Cruces real estate is now listed for sale and the associated net book value of $1.7 million is separately classified.

In December 2000, the Company sold its headquarters building, located in Spokane, Washington. In conjunction with the sale, the Company entered into a ten year lease agreement for a portion of the building. The gain on the sale of the building was deferred under other long-term obligations and is amortized to other income over the remaining lease term.

4. LONG-TERM DEBT

The Company has entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $25 million. The revolving loan is secured by the assets of the Company. The interest rate provisions allow for a variable rate based on either the prime rate or LIBOR rate. The agreement specifies four alternative levels of margin to be added to these base rates depending on compliance with certain financial covenants. The range of interest being paid to CIT on outstanding balances was 5.87%– 6.75% as of July 2, 2005. The agreement and subsequent amendments contain financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. The revolving loan matures August 22, 2009. As of July 2, 2005, the Company was in compliance with all loan covenants. At July 2, 2005, the outstanding revolving loan balance was $7.4 million compared to $10.9 million at fiscal year end July 3, 2004. Based on eligible collateral, approximately $12.0 million was available to draw from the revolving line of credit as of July 2, 2005.

In addition to the Company’s revolving credit facility payment obligations, the Company has a $1.5 million term loan with CIT which is included in other long term liabilities. The loan requires ratable payments over 3 years with a variable rate of 6.75% at July 2, 2005. The term loan was used to purchase the new Juarez, Mexico manufacturing facility in May 2005 and is collateralized by the real estate in Las Cruces, New Mexico.

5. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year Ended
	July 2, 2005	July 3, 2004	June 28, 2003
	(in thousands)
Current income tax expense (benefit):
Federal	$—	$—	$(37)
Foreign	(75)	611	637
State	—	—	—

	(75)	611	600

Deferred income tax expense (benefit):
Federal	810	(464)	4,264
Foreign	—	—	—
State	90	(16)	272

	900	(480)	4,536
Change in valuation allowance	(900)	480	(4,536)

Total income tax expense (benefit)	$(75)	$611	$600

The Company had an income tax benefit of $75,000 in fiscal year 2005 compared to an expense of $611,000 in fiscal year 2004 and $600,000 in fiscal year 2003. The tax provisions (benefits) are the result of foreign taxes on the earnings of foreign subsidiaries. The benefit for fiscal year 2005 relates to the Company’s Mexican subsidiaries revising prior intercompany billings upon completing new transfer price studies in the fourth quarter of fiscal 2005, applying certain Mexican tax credits for the calendar years 2005 and 2004, and a reduction of Mexican statutory rates. The tax expense in 2004 and 2003 relate to tax expense at higher intercompany transfer rates and higher Mexican statutory rates.

The Company’s effective tax rate differs from the federal tax rate as follows:

	Year Ended
	July 2, 2005	July 3, 2004	June 28, 2003
	(in thousands)
Federal income tax expense (benefit) at statutory rates	$1,462	$245	$4,763
Effect of foreign taxes	(574)	110	(101)
State tax (net of federal effect)	43	7	140
Life insurance	(274)	65	65
Other	168	(296)	269
Change in valuation allowance	(900)	480	(4,536)

Income tax provision (benefit)	$(75)	$611	$600

The domestic and foreign components of income (loss) before income taxes were:

	Year Ended
	July 2, 2005	July 3, 2004	June 28, 2003
	(in thousands)
Domestic	$2,874	$(709)	$11,900
Foreign	1,427	1,430	2,109

Income (loss) before income taxes	$4,301	$721	$14,009

Deferred income taxes result from temporary differences in the timing of recognition of revenue and expenses. Deferred income tax assets and liabilities consist of the following at:

	July 2, 2005	July 3, 2004
	(in thousands)
Inventory	$1,467	$1,675
Vacation accrual	341	342
Litigation settlement (current portion)	276	315
Other	316	168

Current deferred income tax assets	2,400	2,500
Current portion of valuation allowance	(2,400)	(2,500)

Current deferred income tax assets, net of valuation allowance	$—	$—

Depreciation and amortization	$(261)	$22
State deferred taxes	597	615
Litigation settlement (non-current portion)	—	522
Net operating loss carryforwards	20,317	19,971
Tax credit carryforwards	388	536
Other	259	434

Noncurrent deferred income tax assets	21,300	22,100
Valuation allowance, net of current portion	(21,300)	(22,100)

Noncurrent deferred income tax assets, net of valuation allowance	$—	$—

Total deferred income tax assets	$—	$—

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

At July 2, 2005, the Company had net operating loss carryforwards approximating $60 million. The net operating loss carryforwards expire in varying amounts from fiscal years ending in 2006 through 2025. The Company also has general business credits and alternative minimum tax credits approximating $169,000 and $220,000, respectively. The general business credits expire in varying amounts from fiscal years ending in years 2006 through 2009 and the alternative minimum tax credits do not expire. Utilization of net operating loss carryforwards would be limited in the event the Company’s ownership changes more than 50% in a three-year period.

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

	Fiscal Years Ending
	2005	2004	2003
Total weighted average shares – basic	9,684,399	9,673,128	9,672,580
Effect of dilutive common stock options	241,355	119,707	—

Total weighted average shares – diluted	9,925,754	9,792,835	9,672,580

Antidilutive options not included in diluted earnings per share	930,150	1,759,391	2,086,086

7. STOCK OPTION AND BENEFIT PLANS

The Company has executive stock option plans for certain key employees. Options under these plans vest over one to five years and become exercisable as they vest. Options under the plans become exercisable in full immediately prior to the occurrence of a “Change in Control” as defined in the plan documents. The Company has reserved 2,795,000 shares for issuance under these plans. As of July 2, 2005, 1,716,000 options were outstanding of which 1,676,829 shares were exercisable. There are 149,667 shares available for future grant under these option plans. These options expire ten years from the date of grant.

The Company also has a stock option plan for “Nonemployee Directors.” Options under this plan vest over a three-year period and are exercisable as they vest. The Company has reserved 300,000 shares for issuance under this plan. As of July 2, 2005, 269,650 options were outstanding of which 226,250 shares were exercisable. There are no shares available for future grant under this plan. These options expire ten years from the date of grant.

Compensation expense for options will be recorded if the exercise price of the option is less than the closing market price of the stock on the date of grant. There was no compensation expense incurred in conjunction with options issued in fiscal years 2005, 2004, or 2003, as all options were granted at exercise prices equal to fair market value. See Note 1 for the pro forma effect if the Company had accounted for the stock options using fair value methods.

Following is a summary of plan activity:

	Price Range	Number Of Options	Weighted Average Exercise Price
Outstanding, June 29, 2002	$1.54 to $16.25	2,081,304	$4.81
Granted during 2003	$1.15 to $ 1.20	160,000	$1.16
Expired or canceled	$1.15 to $16.25	(155,218)	$6.04

Outstanding, June 28, 2003	$2.75 to $16.25	2,086,086	$4.44

Granted during 2004	$ 2.20	37,500	$2.20
Exercised	$ 1.15	(3,333)	$1.15
Expired or canceled	$1.15 to $ 9.50	(48,362)	$7.62

Outstanding, July 3, 2004	$1.15 to $16.25	2,071,891	$4.33

Granted during 2005	$2.96 to $ 3.40	29,650	$3.33
Exercised	$1.15 to $ 2.81	(18,000)	$1.61
Expired or canceled	$1.15 to $ 9.50	(97,891)	$6.78

Outstanding July 2, 2005	$1.15 to $16.25	1,985,650	$4.22

Additional information regarding options outstanding as of July 2, 2005, is as follows:

		Options Outstanding	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs.)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$ 1.15 - $ 1.73	132,000	5.2	$1.18	97,829	$1.19
$ 1.74 - $ 2.60	167,500	5.1	$2.10	148,750	$2.09
$ 2.61 - $ 3.92	785,650	5.5	$2.81	756,000	$2.79
$ 3.93 - $ 5.89	684,500	3.9	$5.07	684,500	$5.07
$ 5.90 - $ 8.85	151,000	3.7	$7.54	151,000	$7.54
$13.31 - $16.25	65,000	1.6	$16.25	65,000	$16.25

$ 1.15 - $16.25	1,985,650	4.6	$4.22	1,903,079	$4.31

The Company also has a defined contribution plan available to U.S. employees who have attained age 21. The Company contributes an amount equal to 100% of the employee’s contribution on the first 3% of the employee’s compensation and an additional 50% of the employee’s contribution on the following 2% of the employee’s compensation. Company contributions to the plan were $380,153, $370,336, and $366,190 in fiscal years 2005, 2004 and 2003, respectively.

8. COMMITMENTS AND CONTINGENCIES

Leases: The Company has operating leases for certain equipment and production facilities, which expire at various dates during the next seven years. Future minimum payments under non-cancelable operating and capital leases with initial or remaining terms of one year or more at July 2, 2005, are summarized as follows (in thousands):

Fiscal Years Ending	Operating Leases	Capital Leases
2006	$3,864	$55
2007	1,693	6
2008	630	6
2009	448	5
2010	463	—
Thereafter	240	—

Total minimum lease payments	$7,338	72

Amount representing interest		(4)

Present value of lease payments		68
Current portion		(52)

Capital lease obligations, net of current portion		$16

As of July 2, 2005, the gross carrying amount of the Company’s equipment financed under capital leases amounted to approximately $538,000. Accumulated depreciation for property and equipment under capital leases totaled approximately $286,000. The weighted average interest rate on these capital leases is approximately 8.50% and expire at various dates through fiscal year 2009.

Rental expenses under operating leases were approximately $4.5 million, $5.0 million, and $4.6 million in 2005, 2004, and 2003, respectively.

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

Components of the reserve for warranty costs during 2005, 2004, and 2003 were as follows:

Balance at June 29, 2002	$294,270
Additions related to current period sales	150,000
Warranty costs incurred in the current period	(283,126)

Balance at June 28, 2003	161,144
Additions related to current period sales	192,715
Warranty costs incurred in the current period	(180,127)

Balance at July 3, 2004	173,732
Additions related to current period sales	345,226
Warranty costs incurred in the current period	(273,103)

Balance at July 2, 2005	$245,855

Litigation: On December 20, 2001, a jury in Seattle federal court rendered a verdict in the case of F&G Scrolling Mouse, LLC, Fernando Falcon and Federico Gilligan v. Microsoft Corporation, Honeywell, Inc., and Key Tronic Corporation, United States District Court for the Western District of Washington, Case No. C99-995C (the “litigation”) finding that Key Tronic misappropriated trade secrets and breached a confidentiality agreement with Plaintiffs. The jury awarded damages to the Plaintiffs in the amount of $16.5 million. The judgment against the Company was subsequently increased to approximately $19.2 million through an award of pre-judgment interest. On October 24, 2002, the Company reached a settlement of the litigation with the Plaintiffs (hereafter called “F&G”). Under the terms of the settlement, the Company has agreed to pay F&G a total of $7.0 million. The Company was required to make an initial payment to F&G of $2.5 million, as well as make quarterly payments to F&G of $200,000 or 50% of Key Tronic’s operating income, whichever is greater, until the total payment of $7.0 million has been made, provided the total payment was completed by December 15, 2005. On September 1, 2005, the Company made its last payment to F&G in the amount of $812,000, thereby fulfilling the Company’s obligation of the $7.0 million settlement.

Reported earnings for the year ended June 28, 2003, include a one-time benefit of $12.2 million ($1.26 per share) for reversal of the previously recorded F&G litigation accrual.

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

Of the revenues for the years ended July 2, 2005, July 3, 2004, and June 28, 2003, EMS sales were $192.8 million, $135.5 million, and $113.9 million, respectively. Keyboard sales for the years ended July 2, 2005, July 3, 2004, and June 28, 2003 were $10.1 million, $13.4 million, and $17.0 million, respectively. The remainder of revenues for all years presented were from sales of miscellaneous other products and services.

Net sales and long-lived assets (property, plant, and equipment) by geographic area as of and for the years ended July 2, 2005, July 3, 2004, and June 28, 2003 are summarized in the following table. Net sales set forth below are based on the shipping destination.

	Domestic (U.S.)	Foreign	Total
	(in thousands)
2005
Net sales	$187,063	$15,814	$202,877
Long-lived assets	$9,348	$663	$10,011
2004
Net sales	$134,413	$14,488	$148,901
Long-lived assets	$10,153	$978	$11,131
2003
Net sales	$114,674	$16,220	$130,894
Long-lived assets	$10,974	$1,008	$11,982

For the year ended July 2, 2005, 49.9% of the Company’s foreign net sales were to customers in Switzerland, 17.7% were to customers in Canada, 16.8 % were to customers in Mexico, 12.4% to customers in other parts of Europe, and the remaining 3.2% were spread among customers in Asia and South America.

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

Significant Customers

The following customers accounted for 10% or more of consolidated revenues in the three fiscal years presented below:

	Fiscal Year
	2005	2004	2003
Lexmark International, Inc.	19%	14%	8%
Zebra Technologies Corporation	19%	12%	8%
International Game Technology, Inc.	14%	4%	0%
Transaction Printer Group, Inc.	9%	10%	9%
The Clorox Company	8%	16%	31%

Accounts receivable related to these customers represented approximately 15%, 16%, 16%, 12%, and 4%, respectively of the Company’s total accounts receivable balance as of July 2, 2005.

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

10. QUARTERLY FINANCIAL DATA

(Unaudited)

	Year Ended July 2, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$48,774	$51,226	$49,726	$53,151
Gross profit	3,548	3,991	4,050	4,871
Income before income taxes	383	610	762	2,546
Net income	266	490	852	2,768
Earnings per common share basic	0.03	0.05	0.09	0.29
Earnings per common share diluted	0.03	0.05	0.09	0.28
Weighted average shares
Basic	9,677	9,681	9,687	9,692
Diluted	9,914	9,966	9,901	9,939

	Year Ended July 3, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$34,652	$32,567	$37,316	$44,366
Gross profit	3,355	2,672	3,652	3,558
Income (loss) before income taxes	193	(177)	350	355
Net income (loss)	20	(287)	112	265
Earnings (loss) per common share basic and diluted	0.00	(0.03)	0.01	0.03
Weighted average shares
Basic	9,673	9,673	9,673	9,675
Diluted	9,775	9,673	9,793	10,007

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A: CONTROLS AND PROCEDURES

a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

b)	There have been no changes in the Company’s internal controls over financial reporting during the quarter ended July 2, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B: OTHER INFORMATION

None

PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DALE F. PILZ – Director, Chairman of the Board

Dale F. Pilz, age 79, has served as Chairman of the Board since January 2000 and has been a director of the Company since April 1992. Mr. Pilz was Chief Executive Officer of Flowind Corporation from 1986 to 1990. He served as President of Omninet Corporation from 1985 to 1986. Prior to that, Mr. Pilz was Chief Executive Officer and President of GTE Sprint Communications from 1983 to 1985 and also served as Chief Executive Officer and President of GTE Spacenet Corporation from 1983 to 1985.

WENDELL J. SATRE - Director

Wendell J. Satre, age 87, has been a director of the Company since 1988 and served as Chairman of the Board of Directors from July 1991 through August 1995. Mr. Satre also served as a director from 1983 through 1986 and served as President and CEO of the Company from August 1991 through February 1992. Mr. Satre is the retired Chairman of the Board and Chief Executive Officer of the Washington Water Power Company (now Avista Corp.), a public utility headquartered in Spokane Valley, Washington. Mr. Satre also serves on the Board of Directors of Output Technology Corporation and The Coeur d’Alenes Company.

YACOV A. SHAMASH - Director

Yacov A. Shamash, age 55, has been a director of the Company since 1989. He has been the Dean of Engineering and Applied Sciences at the State University of New York campus at Stony Brook since 1992. Professor Shamash developed and directed the NSF Industry/University Cooperative Research Center for the Design of Analog/Digital Integrated Circuits from 1989 to 1992 and also served as Chairman of the Electrical and Computer Engineering Department at Washington State University from 1985 until 1992. Dr. Shamash also serves on the Board of Directors of American Medical Alert Corp, Manchester Technologies Inc. and Netsmart Technologies, Inc.

WILLIAM E. TERRY - Director

William E. Terry, age 72, has been a director of the Company since August 1992. Mr. Terry retired from Hewlett-Packard in November 1993 where he served in a number of executive positions during the prior 36 years. He is a Trustee of Santa Clara University and also serves on the Board of Directors of Altera Corporation.

PATRICK SWEENEY - Director

Patrick Sweeney, age 70, has been a director of the Company since July 2000. Mr. Sweeney was President and CEO of Hadco Corporation from 1991 through 1995 and formerly served as Hadco’s Vice President/Chief Financial Officer and Vice President of Operations. Prior to that Mr. Sweeney was the Vice President of International Manufacturing at Wang - USA from 1981 through 1986 and also served as Managing Director of Ireland for Wang and as Plant Manager of its Galway and Clonmel divisions. Mr. Sweeney also serves on the Board of Directors of Aimware, Info. Mosaic and Photo Machining Inc.

JACK W. OEHLKE - Director, President and Chief Executive Officer

Jack W. Oehlke, age 59, has been President and Chief Executive Officer of the Company since June 1997. From October 1995, he served as Chief Operating Officer. Previously, he served as Senior Vice President of Operations from January 1995 to October 1995 and Vice President of Manufacturing Operations of the Company from December 1993 to January 1995. Mr. Oehlke served as Director of Operations, Director of Quality and in various management positions within manufacturing, engineering and quality functions of the Microswitch Division of Honeywell, Inc. from 1968 to 1993. Mr. Oehlke has a Bachelor of Science Degree in Industrial Technology from the University of Wisconsin at Menomonie.

RONALD F. KLAWITTER - Executive Vice President of Administration and Chief Financial Officer

Mr. Klawitter, age 53, has been Executive Vice President of Administration, CFO, and Treasurer since July 1997. Previously he was Vice President of Finance, Secretary and Treasurer of the Company since October 1995. He was Acting Secretary from

November 1994 to October 1995 and Vice President of Finance and Treasurer from 1992 to October 1995. From 1987 to 1992, Mr. Klawitter was Vice President, Finance at Baker Hughes Tubular Service, a subsidiary of Baker Hughes, Inc. He has a BA degree from Wittenberg University and is a Certified Public Accountant.

CRAIG D. GATES - Executive Vice President and General Manager

Mr. Gates, age 46, has been Executive Vice President and General Manager since August 2002. Previously he was Executive Vice President of Marketing, Engineering and Sales since July 1997. He served as Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana. From 1982 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch.

EFREN R. PEREZ – Vice President of S.W. Operations

Mr. Perez, age 65, has served as Vice President of S.W. Operations since July 1997. Previously he was the Managing Director of S.W. Operations from July 1996 to July 1997 and Director of S.W. Operations from July 1995 to June 1996. Following the Company’s acquisition of the Honeywell, Inc. Keyboard Division, Mr. Perez served as Plant Manager in Juarez from July 1993 to July 1995. He served as Plant Manager in Juarez for the Keyboard Division of Honeywell, Inc. from February 1989 to July 1993. Mr. Perez is a graduate of the University of Mexico with a B.S. in Physics.

MICHAEL D. CHARD – Vice President of Materials

Mr. Chard, age 47, has been Vice President of Materials of the Company since July 28, 2000. From February 1999 to July 28, 2000, he held various management positions with the Company in planning, quality assurance, and materials. From January 1997 to January 1999, he was Vice President of Product Delivery at Wang Global and its predecessor Olivetti North America. From 1983 to 1996, he held various management positions in finance, marketing, and operations at ISC Systems, the predecessor to Olivetti North America. He holds a BA Degree in Business and Accounting from Washington State University and is a Certified Public Accountant.

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

Item 11: EXECUTIVE COMPENSATION

Information appearing under the caption “Executive Compensation” in the Company’s 2005 Proxy Statement is incorporated herein by this reference.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of July 2, 2005.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,641,150	$4.62	84,167
Equity compensation plans not approved by security holders(1)	344,500	$2.33	65,500
Total	1,985,650	$4.22	149,667

(1)	Consists of the Key Tronic Corporation 2000 Employee Stock Option Plan

Information under the caption “Beneficial Ownership of Securities” in the Company’s 2005 Proxy Statement is incorporated herein by this reference.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing under the caption “Certain Relationships and Transaction” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2005 Proxy Statement is incorporated herein by this reference.

Item 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Principal Accountant Fees and Services” in the Company’s 2005 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. FINANCIAL STATEMENTS

Page in Form 10-K
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	19

Consolidated Balance Sheets, as of July 2, 2005, and July 3, 2004	20

Consolidated Statements of Operations for the years ended July 2, 2005, July 3, 2004, and June 28, 2003	21

Consolidated Statements of Shareholders’ Equity for the years ended July 2, 2005, July 3, 2004, and June 28, 2003	22

Consolidated Statements of Cash Flows for the years ended July 2, 2005, July 3, 2004, and June 28, 2003	23

Notes to Consolidated Financial Statements	24-35
2. SCHEDULES
Independent Auditors’ Report on Financial Statement Schedule	19

II. Consolidated Valuation and Qualifying Accounts	41

Other schedules are omitted because of the absence of conditions under which they are required, or because required information is given in the financial statements or notes thereto.

3.	EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, incorporated by reference to the Exhibits to the Company’s form 10-K for the year ended June 30, 1986

3.2	Bylaws, as amended, incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 30, 1986

10.1*	Executive Stock Option Plan, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended June 30, 1986

10.2*	Amended and Restated 1990 Stock Option Plan for Non-Employee Directors, as amended, incorporated by reference to the Company’s 1997 Proxy Statement (dated October 10, 1997), pages 14-17

10.3*	1995 Executive Stock Option Plan, incorporated by reference to the Company’s 1995 Proxy Statement, pages 19-22

10.4*	2000 Employee Stock Option Plan, incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.5*	Officers’ Employment Contracts, incorporated by reference to the Company’s 1998 Proxy Statement, pages 10 and 11

10.6*	Employment Contract with Michael D. Chard, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended July 1, 2000

10.7*	Addenda to Officers’ Employment Contracts, incorporated by reference to Exhibits to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.8*	Description of Retention Bonus Plan, incorporated by reference to the Exhibits to the Company’s 10-Q for the quarter ended December 28, 2002

10.9*	Addenda to Officers’ Employment Contracts, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended June 29, 2002

10.10	Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended September 29, 2001

10.11	First and Second Amendments to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 29, 2002

10.12	Third Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended December 29, 2002

10.13	Fourth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 28, 2003

10.14	Fifth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended December 27, 2003

10.15	Sixth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended April 3, 2004

10.16	Seventh Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended July 3, 2004

10.17	Eighth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s From 10-K for the year ended July 3, 2004

10.18	Ninth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended October 2, 2004

10.19	Tenth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibit to the Company’s Form 8-K filed April 4, 2005

10.20	Promise to execute a Purchase and Sale Agreement with Key Safety Systems de Mexico, S.A. de C.V., incorporated by reference to the Exhibit to the Company’s Form 8-K filed April 26, 2005

10.21	Summary of material terms and conditions of the Purchase and Sale Agreement with Key Safety Systems de Mexico, S.A. de C.V., incorporated by reference to the Exhibit to the Company’s Form 8-K filed June 6, 2005

10.22	Eleventh Amendment to Financing Agreement with CIT Group Business Credit, Inc., submitted herewith

10.23*	Summary of Key Tronic Corporation Incentive Compensation Plan for fiscal year 2006, submitted herewith

21.	Subsidiaries of Registrant, submitted herewith

23.1	Consent of Independent Registered Public Accounting Firm, submitted herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, submitted herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, submitted herewith

32.1	Section 1350 Certification of Chief Executive Officer, submitted herewith

32.2	Section 1350 Certification of Chief Financial Officer, submitted herewith

*	Management contract or compensatory plan or arrangement

PART IV

SCHEDULE II

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

FISCAL YEARS ENDED JULY 2, 2005, JULY 3, 2004, AND

JUNE 28, 2003

	2005	2004	2003
	(in thousands)
Allowance for Obsolete Inventory
Balance at beginning of year	$3,181	$3,513	$4,765
Provisions	730	162	203
Dispositions	(746)	(494)	(1,455)

Balance at end of year	$3,165	$3,181	$3,513

Allowance for Doubtful Accounts
Balance at beginning of year	$60	$105	$444
(Recovery) provisions	140	—	(56)
Write-offs	(42)	(45)	(283)

Balance at end of year	$158	$60	$105

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 19, 2005

KEY TRONIC CORPORATION

By:	/s/ Jack W. Oehlke
Jack W. Oehlke, Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Jack W. Oehlke Jack W. Oehlke (Director, President and Chief Executive Officer)	September 19, 2005 Date

/s/ Ronald F. Klawitter Ronald F. Klawitter (Principal Financial Officer)	September 19, 2005 Date

/s/ Dale F. Pilz Dale F. Pilz (Director, Chairman of the Board)	September 19, 2005 Date

/s/ Wendell J. Satre Wendell J. Satre (Director)	September 19, 2005 Date

/s/ Yacov A. Shamash Yacov A. Shamash (Director)	September 19, 2005 Date

/s/ Patrick Sweeney Patrick Sweeney (Director)	September 19, 2005 Date

/s/ William E. Terry William E. Terry (Director)	September 19, 2005 Date