Form 10-Q
period 2005-10-01
KEY TRONIC CORP
filed 2005-11-14
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED OCTOBER 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD FROM                      TO                     .

Commission File Number 0-11559

KEY TRONIC CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-0849125
(State of Incorporation)	(I.R.S. Employer Identification No.)

N. 4424 Sullivan Road

Spokane Valley, Washington 99216

(509) 928-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.

Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☑.

At October 31, 2005, 9,703,413 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

Index

		Page No.
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Consolidated Balance Sheets – October 1, 2005 (Unaudited) and July 2, 2005	3

	Consolidated Statements of Income (Unaudited) Three Months Ended October 1, 2005 and October 2, 2004	4

	Consolidated Statements of Cash Flows (Unaudited) Three Months Ended October 1, 2005 and October 2, 2004	5

	Notes to Consolidated Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION:

Item 1.	Legal Proceedings*

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds*

Item 3.	Defaults upon Senior Securities*

Item 4.	Submission of Matters to a Vote of Security Holders*

Item 5.	Other Information*

Item 6.	Exhibits	15

Signatures		16

*	Items are not applicable

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 1, 2005	July 2, 2005
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,865	$1,463
Trade receivables, less allowance for doubtful accounts of $69 and $60	18,925	24,191
Inventories	26,808	29,712
Other	3,179	3,482

Total current assets	50,777	58,848

Property, plant and equipment - net	10,452	10,011

Other assets:
Restricted cash	2,073	1,158
Real estate	1,693	1,693
Goodwill	765	765
Other (net of accumulated amortization of $29 and $758)	762	426

Total other assets	5,293	4,042

Total assets	$66,522	$72,901

Liabilities and shareholders’ equity
Current liabilities:
Current portion of other long-term obligations	$710	$735
Accounts payable	18,942	25,475
Accrued compensation and vacation	3,360	5,241
Litigation settlement – short-term	—	812
Other	2,257	3,579

Total current liabilities	25,269	35,842
Long-term liabilities:
Revolving loan	10,920	7,412
Other	1,952	2,008

Total long-term liabilities	12,872	9,420

Total liabilities	38,141	45,262
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, no par value - shares authorized 25,000; issued and outstanding 9,703 and 9,694	38,466	38,426
Accumulated deficit	(10,085)	(10,787)

Total shareholders’ equity	28,381	27,639

Total liabilities and stockholders’ equity	$66,522	$72,901

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	October 1, 2005	October 2, 2004
	(in thousands, except per share amounts)
Net sales	$44,250	$48,774
Cost of sales	40,398	45,226

Gross profit on sales	3,852	3,548
Operating expenses:
Research, development and engineering	662	705
Selling	568	493
General and administrative	1,652	1,668

Total operating expenses	2,882	2,866

Operating income	970	682
Interest expense	261	299

Income before income tax provision	709	383
Income tax provision	7	117

Net income	$702	$266

Earnings per share – basic and diluted:	$0.07	$0.03
Weighted average shares outstanding - basic	9,696	9,677
Weighted average shares outstanding - diluted	10,140	9,914

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	October 1, 2005	October 2, 2004
	(in thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$702	$266
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	437	674
Provision for doubtful accounts	30	—
Provision for obsolete inventory	46	70
Provision for warranty	30	26
Loss on disposal of assets	7	7
Stock based compensation expense	20	—
Changes in operating assets and liabilities:
Trade receivables	5,236	(800)
Inventories	2,858	(4,102)
Other assets	3	(824)
Accounts payable	(6,533)	4,555
Accrued compensation and vacation	(1,881)	(581)
Litigation settlement	(812)	(325)
Other liabilities	(1,305)	439

Cash used in operating activities	(1,162)	(595)
Cash flows from investing activities:
Purchase of property and equipment	(897)	(179)
Proceeds from sale of property and equipment	7	—

Cash used in investing activities	(890)	(179)
Cash flows from financing activities:
Payment of financing costs	(50)	(60)
Repayment of long term debt	(109)	(125)
Borrowings under revolving credit agreement	55,195	49,340
Repayment of revolving credit agreement	(51,687)	(47,347)
Increase in restricted cash	(915)	(714)
Proceeds from exercise of stock options	20	14

Cash provided by financing activities	2,454	1,108
Net increase in cash and cash equivalents	402	334

Cash and cash equivalents, beginning of period	1,463	600

Cash and cash equivalents, end of period	$1,865	$934

Supplemental cash flow information:
Interest payments	$235	$259
Income tax payments, net of refunds	$(146)	$249

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005.

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarters ended October 1, 2005 and October 2, 2004 were 13 week periods.

2.	INVENTORIES

The components of inventories consist of the following:

	October 1, 2005	July 2, 2005
	(in thousands)
Finished goods	$10,500	$10,932
Work-in-process	3,660	3,414
Raw materials and supplies	15,679	18,531
Reserve for obsolescence	(3,031)	(3,165)

	$26,808	$29,712

3.	REVOLVING LOAN

The Company has entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $25 million. The revolving loan is secured by the assets of the Company. The interest rate provisions allow for a variable rate based on either the prime rate or LIBOR rate. The agreement specifies four alternative levels of margin to be added to each of these base rates depending on the Company’s compliance with certain financial covenants. Interest rates on outstanding balances ranged from 6.16% to 7.00% on October 1, 2005. The increase in rates from fiscal year end 2005 is related to increases in published prime and LIBOR rates.

The agreement and subsequent amendments contain financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. The Company is in compliance with all loan covenants. The revolving loan matures August 22, 2009. As of October 1, 2005, approximately $4.4 million was available to draw from the revolving line of credit.

4.	INCOME TAXES

The income tax provision for the first quarter of fiscal year 2006 was $7,000 compared to $117,000 for the first quarter of the prior fiscal year. The income tax provisions are attributable primarily to taxable earnings of foreign subsidiaries. The reduction in the provision in the first quarter of fiscal 2006 compared with same period of fiscal 2005 is related to a reduction in tax rates applicable to income of the Company’s Mexican operations. The Company has domestic tax loss carryforwards of approximately $60 million. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. SFAS 109, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. Accordingly, management has determined that a valuation allowance equal to the net deferred tax asset is appropriate at this time.

5.	EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding during the period. Basic and diluted EPS is as follows (in thousands, except per share information):

	Three Months Ended
	October 1, 2005	October 2, 2004
Net income	$702	$266
Weighted average shares outstanding	9,696	9,677
Basic earnings per share	$0.07	$0.03

Diluted shares outstanding	10,140	9,914
Diluted earnings per share	$0.07	$0.03

There were approximately 860,000 and 932,000 antidilutive stock options not included in the diluted shares outstanding for the quarters ended October 1, 2005 and October 2, 2004, respectively.

6.	STOCK OPTIONS

Effective July 3, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment, using the fair value method to account for all remaining unvested stock options. Because the Company does not have a significant number of non-vested options outstanding the adoption of SFAS No. 123(R) did not have a material impact on operating results. Net income for the first quarter of 2006 included approximately $20,000 of compensation expense. Net income for the first quarter of fiscal year 2005 did not include any compensation expense related to options. The Company did not grant any stock options in the first quarter of 2006 and does not anticipate future grants. As of October 1, 2005, there was $25,000 of total unrecognized compensation costs related to remaining unvested stock options. These costs will be recognized over the next five quarters.

For purposes of disclosure under SFAS No. 148, the following is the pro forma effect of the then unvested options had they been recorded under the fair value based method during the first quarter of fiscal year 2005 (in thousands, except per share info):

	Quarters Ended
	October 1, 2005	October 2, 2004
Net income, as reported	$702	$266
Add: Stock-based employee compensation expense included in reported net income, net of applicable tax affects	20	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of applicable tax affects	(20)	(32)

Pro forma net income	$702	$234

Earnings per share:
Basic- as reported	$0.07	$0.03

Basic - pro forma	$0.07	$0.02

Diluted – as reported	$0.07	$0.03

Diluted – pro forma	$0.07	$0.02

The fair value of each option grant is estimated on the date of grant using the following assumptions: 0% dividend yield, 5-year life, stock price volatility of 111.8% and risk free interest rate of 3.46% for the options granted during the quarter ended October 2, 2004.

7.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments: The amount of firm commitments to contractors and suppliers for future capital expenditures was approximately $92,000 at October 1, 2005.

Leases: The Company leases some of its facilities, certain equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates during the next five years.

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

Components of the reserve for warranty costs consist of the following:

	Three Months Ended
	October 1, 2005	October 2, 2004
Balance at beginning of period	$245,855	$173,732
Additions related to current period sales	30,000	26,285
Warranty costs incurred in the current period	(109,223)	(35,886)

Balance at end of period	$166,632	$164,131

Litigation Settlement: On December 20, 2001, a jury in Seattle federal court rendered a verdict in the case of F&G Scrolling Mouse, LLC, Fernando Falcon and Federico Gilligan v. Microsoft Corporation, Honeywell, Inc., and Key Tronic Corporation, United States District Court for the Western District of Washington, Case No. C99-995C (the “litigation”) finding that Key Tronic misappropriated trade secrets and breached a confidentiality agreement with Plaintiffs. The jury awarded damages to the Plaintiffs in the amount of $16.5 million. The judgment against the Company was subsequently increased to approximately $19.2 million through an award of pre-judgment interest. On October 24, 2002, the Company reached a settlement of the litigation with the Plaintiffs (hereafter called “F&G”). Under the terms of the settlement, the Company agreed to pay F&G a total of $7.0 million. The Company was required to make an initial payment to F&G of $2.5 million, as well as make quarterly payments to F&G of $200,000 or 50% of Key Tronic’s operating income, whichever was greater, until the total payment of $7.0 million had been made, provided the total payment was completed by December 15, 2005. The Company made its last quarterly payment to F&G on September 1, 2005 in the amount of $812,000 thereby completing payment of the entire $7.0 million settlement amount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements in addition to historical information. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to those outlined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks and Uncertainties That May Affect Future Results.” Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to forward-looking statements. Readers should carefully review the risk factors described in other documents the

Company files from time to time with the Securities and Exchange Commission, including year end reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K.

OVERVIEW

The electronic manufacturing services (EMS) industry has experienced growth over the years and is expected to continue to grow as more original equipment manufacturers (OEMs) shift to outsourced manufacturing. OEM outsourcing trends continue to be very positive for the EMS industry. The Company believes that it is positioned in the EMS industry to expand its customer base and achieve long term growth.

Key Tronic Corporation is an independent provider of EMS for OEMs. The Company’s core strengths include innovative design and engineering expertise in electronics, mechanical engineering, and precision molding and tooling combined with high-quality, low-cost production and assembly on a global basis. This global production capability provides customers with the benefits of improved supply-chain management, reduced inventories, lower transportation costs, and reduced product fulfillment time. The Company has made investments in its Mexico and China facilities which give it the production capacity and logistical advantages which will enable it to continue to win new business.

During the first quarter of fiscal 2006, the Company had an anticipated decline in end-market demand for several existing programs and new programs did not ramp up rapidly enough to offset the decline. The decline was similar to a number of other EMS companies which have also reported recent softness in end-market demand. However, the Company increased its year-over-year operating income and earnings through its improved production efficiencies and continued to pursue new customer prospects during the quarter. The Company’s customer relationships involve a variety of products, including consumer electronics and plastics, gaming devices, household products, medical devices, educational toys, specialty printers and printer components, and computer accessories.

The EMS industry is intensely competitive, and Key Tronic, at this time, has less than 1% of the potential market. The Company is planning for growth in coming quarters by expanding its worldwide manufacturing capacity and continuing to improve its manufacturing processes. The Company believes that it can win new business, particularly those programs that may be initially too small for larger contract manufacturers. Current challenges facing the Company include the following: continuing to win new programs, improving operating efficiencies, controlling costs and developing competitive pricing strategies.

Net income for the first quarter of fiscal 2006 was $702,000 as compared to $266,000 for the first quarter of fiscal 2005. The increase was directly related to increased production efficiencies and favorable product mix. Operating expenses remained flat for the quarter ended October 1, 2005 as compared to the quarter ended October 2, 2004.

Sales for the first quarter of fiscal year 2006 decreased 9.3% to $44.3 million compared to $48.8 million for the same period of fiscal year 2005. The decrease in sales reflects a decline in revenue from existing programs. Sales in the second quarter of fiscal year 2006 are expected to be comparable to the first quarter and in the range of $42 million to $46 million.

Gross profit as a percentage of sales for the first quarter of 2006 was 8.7% compared to 7.3% for the first quarter of fiscal 2005. The increase resulted from improved production efficiencies and favorable product mix. The level of gross margin is impacted by facility utilization, product mix, timing of the start-up of new programs, pricing within the electronics industry and material costs.

The Company maintains a strong balance sheet with a current ratio of 2.01 and a long-term debt to equity ratio of 0.43. The Company maintains a good working relationship with its asset-based lender, and believes that internally generated funds and the Company’s revolving line of credit will provide adequate capital for current operations and long-term growth.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition: The Company recognizes revenue primarily when products are shipped. SEC Staff Accounting Bulletin 104 states that revenue generally is realized or realizable and earned when all of the following criteria are met:

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

Inactive, Obsolete and Surplus Inventory Reserve: The Company reserves for inventories that it deems inactive, obsolete or surplus. This reserve is calculated based upon the demand for the products that the Company produces. Demand is determined by expected sales or customer forecasts. If expected sales do not materialize, the Company would have surplus inventory in excess of its reserves, and it would be necessary to charge the excess against future earnings. When the Company has purchased materials based upon a customer’s forecast, the materials are usually covered by lead-time assurance agreements. These agreements provide that the financial liability for materials purchased within lead-time based upon the customer’s forecasts, lies with the customer. If the Company purchases materials outside the lead-time assurance agreement and the customer’s forecasts do not materialize, the Company generally has the financial liability and would have to charge the excess against future earnings.

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

Income Taxes: The Company has domestic tax loss carry-forwards of approximately $60 million. In accordance with Financial Accounting Standard No. 109, Accounting for Income Taxes, management assesses the sources of future taxable income, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. Historical net losses and the litigation judgment of fiscal year 2002 were considered evidence of the Company’s possible inability to utilize the balance of the deferred tax assets; therefore, the valuation allowance was increased to the amount of the net deferred tax asset. Management has determined that a full valuation allowance is still appropriate at this time. The Company’s tax loss carry-forwards begin to expire this fiscal year.

Although the Company has a history of operating losses, it is possible that future earnings may require the reinstatement of all or a portion of the deferred tax assets. If this should occur, an income tax benefit would be recorded which would have a favorable effect on reported earnings per share in the period of the adjustment.

RESULTS OF OPERATIONS

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes. The following table presents the percentage relationship to net sales of certain items in the Consolidated Statements of Income for the periods indicated.

	First Quarter Ended
	October 1, 2005	October 2, 2004
Net sales	100.0%	100.0%
Cost of sales	91.3	92.7

Gross profit	8.7	7.3
Operating expenses	6.5	5.9

Operating income	2.2	1.4
Interest expense	0.6	0.6

Income before income taxes	1.6	0.8
Income tax provision	0.0	0.3

Net income	1.6%	0.5%

Sales

Sales for the first quarter of fiscal year 2006 decreased 9.3% to $44.3 million compared to $48.8 million for the same period of fiscal year 2005. The decrease in sales reflects a decline in unit sales on several existing customer’s programs. Sales in the second quarter of fiscal year 2006 are estimated to be comparable to the first quarter and in the range of $42 million to $46 million.

Sales to our largest customers may vary significantly from quarter to quarter depending on the size and timing of customer program commencement, forecasts, delays, modifications, and transitions. The Company remains dependent on continued purchases by its significant customers and most contracts with customers are not firm long-term purchase commitments. The Company seeks to maintain flexibility in production capacity by employing skilled temporary and short-term labor and by utilizing short term leases on equipment and manufacturing facilities. In addition, our capacity and core competencies of SMT for printed circuit assemblies, precision molding, tool making, assembly, and engineering can be applied to a wide variety of products.

Gross Profit

Our gross profit as a percentage of sales for the first quarter of fiscal 2006 was 8.7% compared to 7.3% during the first quarter of fiscal 2005. The increase is due to improved production efficiencies and favorable changes in product mix. The level of gross margin is impacted by facility utilization, product mix, timing of the start-up of new programs, pricing within the electronics industry and material costs.

The gross profit in the first quarters of fiscal 2006 and 2005 included charges (credits) related to changes in the allowance for obsolete inventory. The Company adjusts the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demand and market conditions. The reserves are established on inventory which the Company has determined customers are not contractually responsible for, or on inventory that the Company believes that the customers will be unable to purchase. The credit in first quarter fiscal 2005 related to the sale of previously reserved inventory.

Operating Expenses

Total operating expenses were $2.9 million in the first quarter of fiscal years 2006 and 2005. Operating expenses as a percentage of sales increased to 6.5% in the first quarter of fiscal 2006 from 5.9% in the first quarter of fiscal 2005. The Company’s operating expenses remained flat for the quarter while sales revenue decreased by 9.1% when compared to the first quarter of fiscal 2005.

Total research, development, and engineering expenses were $662,000 and $705,000 during the first quarters of fiscal 2006 and 2005, respectively. Savings were achieved by a reduction in expenditures for outside services. Selling expenses increased to $568,000 from $493,000 due to increasing internal sales staff and additional one-time expenses relating to closing the Company’s Ireland sales office. General and administrative expenses were $1.7 million in each of the first quarters of fiscal 2006 and 2005.

Interest

Interest expense decreased to $261,000 in the first quarter of fiscal year 2006 compared to $299,000 in fiscal year 2005 due to a decrease in the average outstanding revolving credit facility balance offset by an increase in the variable interest rates charged on the balance.

Income Taxes

The income tax provision for the first quarter of fiscal year 2006 was $7,000 compared to $117,000 for the first quarter of the prior fiscal year. The income tax provisions are primarily attributable to taxable earnings of foreign subsidiaries. The reduction in the provision in the first quarter of fiscal year 2006 is related to a reduction in effective tax rates applicable to the Company’s Mexican operations. The Company has domestic tax loss carryforwards of approximately $60 million. In accordance with SFAS 109, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. Accordingly, management has determined that a valuation allowance equal to the net deferred tax asset is appropriate at this time.

Backlog

Quarter Ended

October 1, 2005	October 2, 2004
$57.2 million	$67.3 million

Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months although shipment dates are subject to change due to design modifications or other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Cash used in operating activities was $1.2 million during the first quarter of fiscal year 2006 compared to $595,000 during the same period of the prior fiscal year. The increase in cash used in operating activities was due to a decrease in accounts payable, accrued compensation, other liabilities, and litigation settlement payable. These were offset by a decrease in accounts receivable and inventory. The decrease in accounts payable and inventory for the first quarter of fiscal 2005 was due primarily to a decrease in revenue and the Company taking advantage of early-pay discounts. The decrease in accrued compensation was the result of the payment of incentive compensation that was previously accrued at the 2005 fiscal year end. The Company also made the final $812,000 payment on a litigation settlement referred to previously.

Investing Cash Flow

During the first quarter of fiscal year 2006, the Company spent $897,000 for capital additions compared to $179,000 in the same period in the previous fiscal year. The Company’s capital expenditures are primarily purchases of manufacturing equipment to support its production facilities. The Company also uses leases in acquiring equipment. Leases are often utilized when technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. During the current quarter, the Company entered into a $950,000 operating lease for production equipment and a $90,000 operating lease for computer hardware upgrades. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.

Restricted cash includes amounts in the Company’s bank account that must be used to pay down the Company’s long-term revolving line of credit. These amounts will fluctuate daily based on collections.

Financing Cash Flow

The Company has entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $25 million. The range of interest on outstanding balances was 6.10% to 7.00% on October 1, 2005. The credit facility matures August 22, 2009. As of October 1, 2005, the Company was in compliance will all loan covenants and based on eligible collateral, approximately $4.4 million was available for the Company to draw from the revolving line of credit. Cash requirements of the Company are affected by the level of current operations and new EMS programs. The Company believes that projected cash from operations, funds available under the revolving credit facility, and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future.

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

Competition The EMS industry is intensely competitive. Competitors may offer customers lower prices on certain high volume programs. This could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company’s business, operating results and financial condition. The Company’s inability to provide comparable or better manufacturing services at a lower cost than its competitors could cause sales to decline. In addition, competitors may copy the Company’s non-proprietary designs after the Company has invested in development of products for customers, thereby enabling such competitors to offer lower prices on such products due to savings in development costs.

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

Dependence on Suppliers The Company is dependent on many suppliers, including certain sole source suppliers, to provide key components and raw materials used in manufacturing customers’ products. Delays in deliveries from suppliers or the inability to obtain sufficient quantities of components and raw materials could cause delays or reductions in shipment of products to our customers which could adversely affect the Company’s operating results and damage customer relationships.

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

Compliance with Current and Future Environmental Regulation The Company is subject to a variety of domestic and foreign environmental regulations relating to the use, storage, and disposal of materials used in our manufacturing processes. If we fail to comply with any present or future regulations, we could be subject to future liabilities or the suspension of current manufactured products. In addition, such regulations could restrict our ability to expand our operations or could require us to acquire costly equipment, substitute materials, or incur other significant expenses to comply with government regulations.

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

Stock Price and Dilution Volatility The common stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or to factors relating to the EMS and computer industries or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. As of October 1, 2005, there were outstanding options for the purchase of approximately 1,976,000 shares of common stock of the Company, of which options for approximately 1,896,000 shares were vested and exercisable. Of the outstanding options, approximately 860,000 have exercise prices higher than the average closing price for the quarter. Holders of the common stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the common stock are exercised.

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

Item 4.	Controls and Procedures

a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

b)	There have been no changes during the quarter covered by this report in the Company’s internal controls over financial reporting during the quarterly period ended October 1, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting or in other factors which could significantly affect internal controls over financial reporting.

PART II. OTHER INFORMATION:

Item 6.	Exhibits

(31.1)	Certification of Chief Executive Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

(31.2)	Certification of Chief Financial Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

(32.1)	Certification of Chief Executive Officer (18 U.S.C. 1350)

(32.2)	Certification of Chief Financial Officer (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/s/ Jack W. Oehlke	Date: November 14, 2005
Jack W. Oehlke (Director, President and Chief Executive Officer)

/s/ Ronald F. Klawitter	Date: November 14, 2005
Ronald F. Klawitter (Principal Financial Officer Principal Accounting Officer)