Form 10-Q
period 2005-12-31
KEY TRONIC CORP
filed 2006-02-13
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-11559

KEY TRONIC CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-0849125
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

N. 4424 Sullivan Road, Spokane Valley, Washington	99216
(Address of principal executive offices)	(Zip Code)

(509) 928-8000

Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

                        Large accelerated filer  ☐                         Accelerated filer  ☐                         Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

At February 1, 2006, 9,703,413 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

Index

		Page No.
PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Consolidated Balance Sheets – December 31, 2005 (Unaudited) and July 2, 2005	3

	Consolidated Statements of Earnings (Unaudited) Second Quarters Ended December 31, 2005 and January 1, 2005	4

	Consolidated Statements of Earnings (Unaudited) Six Months Ended December 31, 2005 and January 1, 2005	5

	Consolidated Statements of Cash Flows (Unaudited) Six Months Ended December 31, 2005 and January 1, 2005	6

	Notes to Consolidated Financial Statements	7-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings*

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds*

Item 3.	Defaults upon Senior Securities*

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information*

Item 6.	Exhibits	17

Signatures		18

*	Items are not applicable

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2005	July 2, 2005
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$2,120	$1,463
Trade receivables, less allowance for doubtful accounts of $69 and $60	19,878	24,191
Inventories	28,849	29,712
Other	2,993	3,482

Total current assets	53,840	58,848

Property, plant and equipment - net	10,449	10,011

Other assets:
Restricted cash	933	1,158
Real estate	1,693	1,693
Other (net of accumulated amortization of $26 and $758)	734	426
Goodwill	765	765

Total other assets	4,125	4,042

Total assets	$68,414	$72,901

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$20,362	$25,475
Accrued compensation and vacation	3,483	5,241
Current portion of long-term obligations	690	735
Litigation settlement - short-term	—	812
Other	3,394	3,579

Total current liabilities	27,929	35,842

Long-term liabilities:
Revolving loan	9,210	7,412
Other	1,865	2,008

Total long-term liabilities	11,075	9,420

Total liabilities	39,004	45,262

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value - shares authorized 25,000; issued and outstanding 9,703 and 9,694	38,477	38,426
Accumulated deficit	(9,067)	(10,787)

Total shareholders’ equity	29,410	27,639

Total liabilities and stockholders’ equity	$68,414	$72,901

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Second Quarters Ended
	December 31, 2005	January 1, 2005
	(in thousands, except per share amounts)
Net sales	$45,360	$51,226
Cost of sales	41,260	47,235

Gross profit on sales	4,100	3,991

Operating expenses:
Research, development and engineering	670	708
Selling	490	528
General and administrative	1,654	1,848

Total operating expenses	2,814	3,084

Operating income	1,286	907
Interest expense	275	308
Other income	—	(11)

Income before income tax provision	1,011	610
Income tax provision (benefit)	(7)	120

Net income	$1,018	$490

Earnings per share – basic and diluted:	$0.10	$0.05
Weighted average shares outstanding - basic	9,703	9,681
Weighted average shares outstanding - diluted	10,022	9,966

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Six Months Ended
	December 31, 2005	January 1, 2005
	(in thousands, except per share amounts)
Net sales	$89,610	$100,000
Cost of sales	81,658	92,461

Gross profit on sales	7,952	7,539

Operating expenses:
Research, development and engineering	1,332	1,413
Selling	1,058	1,022
General and administrative	3,306	3,516

Total operating expenses	5,696	5,951

Operating income	2,256	1,588
Interest expense	536	607
Other income	—	(13)

Income before income tax provision	1,720	994
Income tax provision	—	238

Net income	$1,720	$756

Earnings per share – basic:	$0.18	$0.08
Earnings per share – diluted:	0.17	0.08
Weighted average shares outstanding - basic	9,700	9,679
Weighted average shares outstanding - diluted	10,086	9,942

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31, 2005	January 1, 2005
	(in thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$1,720	$756
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	883	1,206
Provision for doubtful accounts	30	140
Provision for obsolete inventory	241	30
Provision for warranty	20	123
Loss (gain) on disposal of assets	(16)	38
Stock based compensation expense	31	—
Changes in operating assets and liabilities:
Trade receivables	4,283	(2,638)
Inventories	622	(2,569)
Other assets	207	(672)
Accounts payable	(5,113)	1,657
Accrued compensation and vacation	(1,758)	(333)
Litigation settlement	(812)	(666)
Other liabilities	(98)	393

Cash provided by (used in) operating activities	240	(2,535)

Cash flows from investing activities:
Purchase of property and equipment	(1,377)	(470)
Proceeds from sale of property and equipment	57	6

Cash used in investing activities	(1,320)	(772)

Cash flows from financing activities:
Payment of financing costs	(50)	(60)
Repayment of other liabilities	(256)	(233)
Decrease (increase) in restricted cash	225	(308)
Borrowings under revolving credit agreement	106,784	103,353
Repayment of revolving credit agreement	(104,986)	(99,274)
Proceeds from exercise of stock options	20	14

Cash provided by financing activities	1,737	3,800

Net increase in cash and cash equivalents	657	493
Cash and cash equivalents, beginning of period	1,463	600

Cash and cash equivalents, end of period	$2,120	$1,093

Supplemental cash flow information:
Interest payments	$405	$542
Income tax payments, net of refunds	$(93)	$458

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005.

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarters and six months ended December 31, 2005 and January 1, 2005 were 13 and 26 week periods, respectively.

2.	INVENTORIES

The components of inventories consist of the following:

	December 31, 2005	July 2, 2005
	(in thousands)
Finished goods	$10,456	$10,932
Work-in-process	3,245	3,414
Raw materials and supplies	18,133	18,531
Reserve for obsolescence	(2,985)	(3,165)

	$28,849	$29,712

3.	REVOLVING LOAN

The Company has entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $25 million. The revolving loan is secured by the assets of the Company. The interest rate provisions allow for a variable rate based on either the JP Morgan Chase prime rate or LIBOR rate. The agreement specifies four alternative levels of margin to be added to each of these base rates depending on compliance with certain financial covenants. The range of interest on outstanding balances was 6.16% to 6.52% as of December 31, 2005. The increase in rates from fiscal year end is related to increases in published prime and LIBOR rates.

The agreement and subsequent amendments contain financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. The Company is in compliance with all loan covenants. The credit facility matures August 22, 2009. As of December 31, 2005, approximately $7.4 million was available to draw from the revolving line of credit.

4.	INCOME TAXES

The Company has no income tax provision for the first six months of fiscal year 2006 compared to a provision of $238,000 for the first six months of the prior fiscal year. The income tax provisions are attributable to taxable earnings of foreign subsidiaries. The reduction in the provision in fiscal 2006 compared with same period of fiscal 2005 is related to a reduction in tax rates and temporary tax credits applicable to income of the Company’s Mexican operations. The Company has domestic tax loss carryforwards of approximately $60 million. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. Accordingly, management has determined that a valuation allowance equal to the net deferred tax asset is appropriate at this time.

5.	EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding during the period. Basic and diluted EPS are as follows (in thousands, except per share information):

	Quarters Ended
	December 31, 2005	January 1, 2005
Net income	$1,018	$490
Weighted average shares outstanding	9,703	9,681
Basic earnings per share	$0.10	$0.05

Diluted shares outstanding	10,022	9,966
Diluted earnings per share	$0.10	$0.05

	Six Months Ended
	December 31, 2005	January 1, 2005
Net income	$1,720	$756
Weighted average shares outstanding	9,700	9,679
Basic earnings per share	$0.18	$0.08

Diluted shares outstanding	10,086	9,942
Diluted earnings per share	$0.17	$0.08

There were approximately 905,000 and 900,000 antidilutive stock options not included in the diluted shares outstanding for the quarter and six months ended December 31, 2005, respectively.

6.	STOCK OPTIONS

Effective July 3, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment, using the fair value method to account for all remaining unvested stock options. Because the Company does not have a significant number of non-vested options outstanding, the adoption of SFAS No. 123(R) did not have a material impact on operating results. Net income for the second quarter and first six months of fiscal 2006 included approximately $11,000 and $31,000 of related stock-based compensation expense, respectively. Net income for the first six months of fiscal year 2005 did not include any compensation expense related to options. The Company did not grant any stock options in fiscal 2006 and does not anticipate future grants. As of January 1, 2006, there was $16,000 of total unrecognized compensation costs related to remaining unvested stock options. These costs will be recognized over the next four quarters.

The following is the pro forma effect of the options had they been recorded under the fair value based method during each of the following periods (in thousands, except per share info):

	Quarters Ended		Six Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Net income, as reported	$1,018	$490	$1,720	$756
Add: Stock-based employee compensation expense included in reported net income, net of applicable tax affects	11	—	31	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of applicable tax affects	(11)	(27)	(31)	(52)

Pro forma net income	$1,018	$463	$1,720	$704

Earnings per share:
Basic and diluted - as reported	$0.10	$0.05	$0.18	$0.08

Basic and diluted – pro forma	$0.10	$0.05	$0.17	$0.07

The fair value of each option grant is estimated on the date of grant using the following assumptions: 0% dividend yield, 5-year life, stock price volatility of 111.8% and risk free interest rate of 3.46% for options granted during the six months ending January 1, 2005. No options have been granted during fiscal year 2006.

7.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments: The Company had no firm commitments to contractors and suppliers for capital expenditures at December 31, 2005.

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

Components of the reserve for warranty costs consist of the following (in thousands):

	Six Months Ended
	December 31, 2005	January 1, 2005
Balance at beginning of period	$246	$173
Additions related to current period sales	20	123
Warranty costs incurred in the current period	(93)	(112)

Balance at end of period	$173	$184

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Key Tronic Corporation, dba “KeyTronicEMS, Co.” (the Company), is an independent provider of electronic manufacturing services (EMS) for original equipment manufacturers (OEMs). The EMS industry has experienced growth and is expected to continue its growth as more OEMs shift to outsourced manufacturing. OEM outsourcing trends continue to be very positive for the EMS industry.

The Company believes that it is well positioned in the EMS industry to expand its customer base and achieve long term growth. Its core strengths include innovative design and engineering expertise in electronics, mechanical engineering, and precision molding and tooling combined with high-quality, low-cost production and assembly from key global locations. This global production capability provides customers with the benefits of improved supply-chain management, reduced inventories, lower transportation costs, and reduced product fulfillment time. The Company continues to make investments in its Mexico and China facilities which give it the production capacity and logistical advantages which will enable it to continue to win new business.

The Company saw a slight increase in sales revenue during the second quarter of fiscal 2006 when compared to the first quarter of the year. However, the first six months of fiscal 2006 when compared to fiscal 2005, the Company has seen a decline in end-market demand for existing programs, and new programs have not ramped up rapidly enough to offset this decline. The decline was similar to a number of other EMS companies which have also reported recent softness in end-market demand. However, the Company continued to increase its year-over-year operating income and earnings through reduced material costs and production efficiencies. The Company has also developed a number of new customer prospects. The Company’s current customer relationships involve a variety of products, including consumer electronics and plastics, gaming devices, household products, medical devices, educational toys, specialty printers and printer components, and computer accessories.

The EMS industry is intensely competitive, and Key Tronic, at this time, has less than 1% of the potential market. The Company is planning for growth in its coming quarters by expanding its worldwide manufacturing capacity and continuing to improve its manufacturing processes. The Company believes that it can win new business, particularly programs that may be initially too small for larger contract manufacturers and EMS providers. Current challenges facing the Company include the following: continuing to win new programs, improving operating efficiencies, controlling costs and developing competitive pricing strategies.

Net income for the second quarter of fiscal 2006 was $1.0 million as compared to $490,000 for the second quarter of fiscal 2005. Net income was $1.7 million compared to $756,000 for the first six months of fiscal 2006 and 2005, respectively. The increase was directly related to reduced material costs and improved production efficiencies. Operating expenses decreased slightly for the quarters and six months ended December 31, 2005 as compared to the quarter and six months ended January 1, 2005.

Sales for the second quarter of fiscal year 2006 decreased 11.5% to $45.4 million compared to $51.2 million for the same period of fiscal year 2005. Sales for the first six months of fiscal 2006 were $89.6 million or a decrease of 10.4% from $100.0 million during the same period of the prior year. The decrease in sales reflects a decline in end-market demand of existing programs. Sales in the third quarter of fiscal year 2006 are expected to be comparable to the second quarter and in the range of $42 million to $46 million.

Gross profit as a percentage of sales for the second quarter of 2006 was 1.2% better when compared to the second quarter of fiscal 2005 or 1.4% better for the first six months of fiscal 2006 compared to fiscal 2005. The increase in gross profit resulted from reduced material costs and improved production efficiencies. The level of gross margin is impacted by a number of items which may include facility utilization, product mix, timing of the start-up of new programs, pricing within the electronics industry and material costs.

The Company maintains a strong balance sheet with a current ratio of 1.93 and a long-term debt to equity ratio of 0.38. The Company maintains a good working relationship with its asset-based lender, and believes that internally generated funds and the Company’s revolving line of credit will provide adequate capital for current operations and long-term growth.

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

Income Taxes: The Company has domestic tax loss carry-forwards of approximately $60 million. In accordance with Financial Accounting Standard No. 109, Accounting for Income Taxes, management assesses the sources of future taxable income, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. Historical net losses and the litigation judgment of fiscal year 2002 were considered evidence of the Company’s possible inability to utilize the balance of the deferred tax assets; therefore, the valuation allowance was increased to the amount of the net deferred tax asset. Management continues to assess the need for a valuation allowance and has determined that a full valuation allowance is still appropriate at this time. The Company’s tax loss carry-forwards begin to expire this fiscal year.

Although the Company has a history of operating losses, it is possible that future earnings may require the reinstatement of all or a portion of the deferred tax assets. If this should occur, an income tax benefit would be recorded which would have a favorable effect on reported earnings per share in the periods of any adjustment.

RESULTS OF OPERATIONS

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes. The following table presents the percentage relationship to net sales that certain items in our Consolidated Statements of Income for the periods indicated.

	Second Quarter Ended		Six Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.0	92.2	91.1	92.5

Gross profit	9.0	7.8	8.9	7.5
Operating expenses	6.2	6.0	6.4	6.0

Operating income	2.8	1.8	2.5	1.6
Interest expense	0.6	0.6	0.6	0.6

Income before income taxes	2.2	1.2	1.9	1.0
Income tax provision	0.0	0.2	0.0	0.2

Net income	2.2%	1.0%	1.9%	0.8%

Sales

Sales for the second quarter of fiscal 2006 were $45.4 million, down 11.5% from $51.2 million for the second quarter of fiscal 2005, and up 2.5% from $44.3 million in the previous quarter of the current year. The decrease in sales during the quarter as compared to the second quarter of fiscal 2005 is attributed to a decrease in specialty printers and printer components, and educational toys partially offset by an increase in sales of SMT printed circuit board assemblies.

Sales for the first six months of fiscal 2006 were $89.6 million, a decrease of 10.4% from $100.0 million in the same period of fiscal 2005. The decrease in sales in fiscal year 2006 when compared to the same period of fiscal 2005 is due to a significant decrease in consumer electronics and printer accessories offset partially by an increase in sales of SMT printed circuit board assemblies.

Sales for third quarter of fiscal 2006 are anticipated to be similar to second quarter. However, a new consumer product program is starting production in the third quarter while a number of other prospective customer programs could begin as early as the fourth quarter. Sales in the third quarter of fiscal 2006 are estimated to be in the range of $42 to $46 million.

Sales to the Company’s largest customers may vary significantly from quarter to quarter depending on the size and timing of customer program commencement, forecasts, delays, modifications, and transitions. The Company remains dependent on continued sales from its significant customers and most contracts are not firm long-term purchase commitments. The Company seeks to maintain flexibility in production capacity by employing skilled temporary and short-term labor and by utilizing short term leases on equipment and manufacturing facilities. In addition, our capacity and core competencies of SMT for printed circuit board assemblies, precision molding, tool making, assembly, and engineering services can be utilized for a wide variety of products.

Gross Profit

Gross profit as a percentage of sales for the second quarter of fiscal 2006 was 9.0% compared to 7.8% during the second quarter of fiscal 2005. The increase is due to reduced material costs and improved production efficiencies.

The gross profit percentage for the first six months of fiscal 2006 was 8.9% as compared to 7.5% for the same period of fiscal 2005. The increase resulted from favorable product mix and improved production efficiencies. The level of gross margin is impacted by a number of items which may include facility utilization, product mix, timing of the start-up of new programs, competitive pricing within the electronics industry and material costs.

The gross profit includes charges related to changes in the allowance for obsolete inventory and estimated warranty costs. The Company adjusts the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions. The reserves are established on excess or obsolete inventory which the Company has determined that customers are not contractually responsible for, or on inventory that will not be ultimately used or purchased by customers under contractual obligations. The Company establishes its warranty reserve based on historical warranty costs for each product line combined with liability estimates based on sales activities. If actual return rates or repair/replacement costs differ significantly from estimates, adjustments to costs of sales may be required.

Operating Expenses

Total operating expenses were $2.8 million and $5.7 million in the second quarter and first six months of fiscal 2006 compared to $3.1 million and $6.0 million in the second quarter and first six months of 2005, respectively. The decrease in operating expenses is directly related to a decrease in general and administrative expenses. However, operating expenses as a percent of sales was

6.2% and 6.4% for the second quarter and the first six months of 2006, respectively, compared to 6.0% for the second quarter and first six months of fiscal 2005. The percentage increase is the result of decreased sales in fiscal 2006.

Total research, development and engineering (RD&E) expenses were $607,000 and $708,000 during the second quarters of fiscal 2006 and 2005, respectively. RD&E was $1.3 million and $1.4 million in the first six months of fiscal 2006 and 2005, respectively. The decrease in RD&E in both the second quarter and six months of 2006 was from the fact that the Company was able to bill its customers more for design and engineering services for product development—the majority of costs of which are fixed salary expense. When reimbursable services are performed the associated RD&E cost is reclassified to costs of sales and the amount billed is included in revenue.

Selling expense in the second quarter of 2006 was $490,000 compared to $528,000 in second quarter of 2005 and $1.1 million and $1.0 million in the first six months of fiscal years 2006 and 2005, respectively. The decrease during the quarter is related to a severance accrual for employees in Ireland that occurred in second quarter of 2005 offset partially by additional sales staff hired domestically in fiscal 2006. The slight increase for the first six months of fiscal 2006 relates to the additional sales staff.

General and administrative expenses (G&A) amounted to $1.7 million and $1.8 million during the second quarters of fiscal 2006 and 2005, respectively. Included in G&A is a charge of $140,000 to provide for doubtful accounts in the second quarter of fiscal 2005, whereas there was no such provision in 2006. G&A was $3.3 and $3.5 million in the first six months of both fiscal 2006 and 2005. The reduction for the first six months of fiscal 2006 is due to the provision for doubtful accounts, the shutdown of the sales office in Ireland, and no longer paying life insurance premiums due to the death of a former officer of the Company.

Interest

Interest expense decreased to $275,000 in the second quarter of 2006 compared to $308,000 in the second quarter of fiscal year 2005. For the first six months of fiscal 2006 and 2005, interest expense amounted to $536,000 and $607,000, respectively. The decrease in interest expense is directly related to the average revolver balance offset partially by an increase in the variable interest rates charged on the balance. The weighted average interest rate on the Company’s revolver at December 31, 2005 was 6.46% while at January 1, 2005 the weighted average rate was 5.32%.

Income Taxes

The income tax benefit for the second quarter of fiscal year 2006 was $(7,000) compared to $120,000 tax provision for the second quarter of the prior fiscal year. The Company did not have any provision for income tax for the first six months of 2006 as compared to $238,000 for the same period of fiscal 2005. The income tax provisions are attributable primarily to taxable earnings of foreign subsidiaries. The reduction in the provision in the first six months of fiscal year 2006 is related to a reduction in effective tax rates and temporary tax credits applicable to the Company’s Mexican operations. The Company has domestic federal and state tax loss carryforwards of approximately $60 million thus eliminating federal and state liability against current period income. In accordance with SFAS No. 109, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. Accordingly, management has determined that a valuation allowance equal to the net deferred tax asset is appropriate at this time.

Backlog

Quarter Ended	December 31, 2005	January 1, 2005
	$50.1 million	$69.3 million

Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months although shipment dates are subject to change due to design modifications or other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Cash provided by operating activities was $240,000 during the six months ended December 31, 2005 compared to $2.5 million of cash used in operating activities during the same period of the prior fiscal year. Cash provided by operating activities in fiscal 2006 was due primarily to net income, decreases in receivables and inventory offset in part by an decrease in accounts payable, accrued compensation, and the final payment towards the litigation settlement. The large decrease in receivables is related to the decrease in revenues year-over-year. Accounts payable decreased by $5.1 million or $4.5 million more than the decrease inventory due to the Company taking early pay discounts on certain inventory purchases in fiscal 2006.

Investing Cash Flow

During the first six months of fiscal year 2006, the Company spent $1.4 million for capital additions compared to $470,000 in the same period of the previous fiscal year. The increase is related to establishing an additional SMT line in China during fiscal 2006. The Company’s capital expenditures are primarily purchases of manufacturing equipment to support its operations in Mexico and China. The Company also uses leases in acquiring equipment. Leases are often utilized when the potential cost of technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.

Financing Cash Flow

Cash provided by financing activities was $1.7 million for the first six months of fiscal 2006 compared to $3.8 million in fiscal 2005. Cash requirements of the Company are affected by the level of current operations and new EMS programs. The Company utilizes the revolving line of credit to temporarily fund its cash requirements and believes it currently has sufficient availability to grow and expand the business. The financing agreement with CIT Group/Business Credit, Inc. (CIT) provides a revolving credit facility up to $25 million. The range of interest on outstanding balances was 6.16% to 6.52% as of December 31, 2005. The credit facility matures August 22, 2009. As of December 31, 2005, the Company was in compliance with all loan covenants and based on eligible collateral, approximately $7.4 million was available to draw from the revolving line of credit. Restricted cash includes float amounts in the Company’s bank account that must be used to pay down the Company’s revolving line of credit balance. These amounts fluctuate daily based on collections.

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

Concentration of Major Customers The concentration of the Company’s customers and product mix can change significantly. At present, the Company’s customer base is highly concentrated and could become even more concentrated. The Company’s largest EMS customer accounted for 19% of net sales in fiscal year 2005. This same customer accounted for 14% of sales in 2004 and 8% in 2003. For the fiscal years ended 2005, 2004, and 2003, the five largest customers accounted for 68%, 58% and 64% of total sales, respectively. There can be no assurance that the Company’s principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company’s customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company’s major customers, or the reduction, delay or cancellation of orders from such customers, could materially and adversely affect the Company’s business, operating results and financial condition.

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

Compliance with Current and Future Environmental Regulation The Company is subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during the manufacturing process or potentially requiring design changes or recycling of products manufactured. Over the years, environmental laws have become, and in the future may become, more stringent, imposing greater compliance costs and increasing risks and penalties associated with violations. If the Company fails to comply with any present and future regulations, it could be subject to future liabilities, fines, penalties, the loss of customer programs, or the suspension or prohibition of products manufactured. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations, including expenses associated with the recall of any non-compliant product.

For example, the European Union enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE), for implementation in European Union member states. RoHS and WEEE regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from certain products we manufacture. Similar legislation is currently in force or is being considered in the United States, as well as other countries, such as Japan and China. In general, the Company is not directly responsible for the compliance of our manufactured products with laws like RoHS and WEEE. These laws generally apply to the Company’s OEM customers. However, the Company may provide compliance-related services to our customers upon request. Failing to have the capability of delivering the products which comply with these present and future environmental laws and regulations could restrict our ability to expand facilities, or could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations, and could impair our relations with our customers.

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

Stock Price and Dilution Volatility The common stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or to factors relating to the EMS and computer industries or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. As of December 31, 2005, there were outstanding options for the purchase of approximately 1,976,000 shares of common stock of the Company, of which options for approximately 1,961,000 shares were vested and exercisable. Of the outstanding options, approximately 905,000 have exercise prices higher than the average closing price for the quarter. Holders of the common stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the common stock are exercised.

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

Item 4.	Controls and Procedures

a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

b)	There have been no changes during the quarter covered by this report in the Company’s internal controls over financial reporting during the quarterly period ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting or in other factors which could significantly affect internal controls over financial reporting.

PART II. OTHER INFORMATION:

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on October 27, 2005 at which shareholders voted on proposals as follows:

		Votes For	Votes Against Or Withheld	Votes Abstained
Proposal 1:	Election of Directors:
	Jack W. Oehlke	8,981,414	107,838
	Dale F. Pilz	8,978,023	111,229
	Wendell J. Satre	8,056,241	1,033,011
	Yacov A. Shamash	8,979,154	110,098
	Patrick Sweeney	8,980,953	108,299
	William E. Terry	8,979,643	109,609

Proposal 2:	Ratification of Appointment of BDO Seidman, LLP as independent auditors for fiscal year 2006	9,012,704	69,645	6,903

Item 6.	Exhibits

(31.1)	Certification of Chief Executive Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

(31.2)	Certification of Chief Financial Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

(32.1)	Certification of Chief Executive Officer (18 U.S.C. 1350)

(32.2)	Certification of Chief Financial Officer (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/s/ Jack W. Oehlke	Date: February 9, 2006
Jack W. Oehlke (Director, President and Chief Executive Officer)

/s/ Ronald F. Klawitter	Date: February 9, 2006
Ronald F. Klawitter (Principal Financial Officer Principal Accounting Officer)