Form 10-Q
period 2006-04-01
KEY TRONIC CORP
filed 2006-05-15
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

(509) 928-8000

(Registrant’s telephone number, including area code)

N/A

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

At May 1, 2006, 9,708,913 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

Index

		Page No.
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Consolidated Balance Sheets – April 1, 2006 (Unaudited) and July 2, 2005	3

	Consolidated Statements of Earnings (Unaudited) Third Quarters Ended April 1, 2006 and April 2, 2005	4

	Consolidated Statements of Earnings (Unaudited) Nine Months Ended April 1, 2006 and April 2, 2005	5

	Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended April 1, 2006 and April 2, 2005	6

	Notes to Consolidated Financial Statements	7-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION:

Item 1.	Legal Proceedings*

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds*

Item 3.	Defaults upon Senior Securities*

Item 4.	Submission of Matters to a Vote of Security Holders*

Item 5.	Other Information*

Item 6.	Exhibits	17

Signatures		18

*	Items are not applicable

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 1, 2006	July 2, 2005
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,791	$1,463
Trade receivables, less allowance for doubtful accounts of $28 and $60	23,373	24,191
Inventories	30,419	29,712
Other	3,520	3,482

Total current assets	59,103	58,848

Property, plant and equipment - net	10,103	10,011

Other assets:
Restricted cash	946	1,158
Real estate	1,693	1,693
Other (net of accumulated amortization of $32 and $696)	847	426
Goodwill	765	765

Total other assets	4,251	4,042

Total assets	$73,457	$72,901

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$22,001	$25,475
Accrued compensation and vacation	3,687	5,241
Current portion of long-term obligations	689	735
Litigation settlement - short-term	—	812
Other	3,602	3,579

Total current liabilities	29,979	35,842

Long-term liabilities:
Revolving loan	11,366	7,412
Other	1,772	2,008

Total long-term liabilities	13,138	9,420

Total liabilities	43,117	45,262

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value - shares authorized 25,000; issued and outstanding 9,709 and 9,694	38,489	38,426
Accumulated deficit	(8,149)	(10,787)

Total shareholders’ equity	30,340	27,639

Total liabilities and stockholders’ equity	$73,457	$72,901

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Third Quarters Ended
	April 1, 2006	April 2, 2005
	(in thousands, except per share amounts)
Net sales	$45,567	$49,726
Cost of sales	41,590	45,676

Gross profit on sales	3,977	4,050

Operating expenses:
Research, development and engineering	698	713
Selling	529	556
General and administrative	1,559	1,724

Total operating expenses	2,786	2,993

Operating income	1,191	1,057
Interest expense	224	296

Income before income tax provision	917	761
Income tax benefit	—	(91)

Net income	$917	$852

Earnings per share – basic	$0.09	$0.09
Weighted average shares outstanding - basic	9,705	9,687
Earnings per share – diluted	$0.09	$0.09
Weighted average shares outstanding - diluted	10,064	9,901

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Nine Months Ended
	April 1, 2006	April 2, 2005
	(in thousands, except per share amounts)
Net sales	$135,177	$149,726
Cost of sales	123,248	138,137

Gross profit on sales	11,929	11,589

Operating expenses:
Research, development and engineering	2,030	2,126
Selling	1,587	1,578
General and administrative	4,865	5,240

Total operating expenses	8,482	8,944

Operating income	3,447	2,645
Interest expense	810	903
Other income	—	(13)

Income before income tax provision	2,637	1,755
Income tax provision	—	147

Net income	$2,637	$1,608

Earnings per share – basic:	$0.27	$0.17
Weighted average shares outstanding - basic	9,701	9,682
Earnings per share – diluted:	$0.26	$0.16
Weighted average shares outstanding - diluted	10,074	9,922

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	April 1, 2006	April 2, 2005
	(in thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$2,637	$1,608
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,351	1,745
Provision for doubtful accounts	20	140
Provision for obsolete inventory	301	215
Provision for warranty	40	233
(Gain) loss on disposal of assets	(15)	38
Stock based compensation expense	37	—
Changes in operating assets and liabilities:
Trade receivables	798	1,472
Inventories	(1,008)	(1,319)
Other assets	(462)	(979)
Accounts payable	(3,474)	(379)
Accrued compensation and vacation	(1,554)	207
Litigation settlement	(812)	(1,120)
Other liabilities	143	2,010

Cash provided by (used in) operating activities	(1,998)	3,871

Cash flows from investing activities:
Purchase of property and equipment	(1,490)	(686)
Proceeds from sale of property and equipment	57	6

Cash used in investing activities	(1,433)	(680)

Cash flows from financing activities:
Payment of financing costs	(50)	(60)
Repayment of other liabilities	(384)	(315)
Decrease (increase) in restricted cash	212	(3,316)
Borrowings under revolving credit agreement	155,805	156,299
Repayment of revolving credit agreement	(151,851)	(154,236)
Proceeds from exercise of stock options	27	25

Cash provided by (used in) financing activities	3,759	(1,603)

Net increase in cash and cash equivalents	328	1,588
Cash and cash equivalents, beginning of period	1,463	600

Cash and cash equivalents, end of period	$1,791	$2,188

Supplemental cash flow information:
Interest payments	$757	$850
Income tax payments, net of refunds	$165	$763

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

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarters and nine months ended April 1, 2006 and April 2, 2005 were 13 and 39 week periods, respectively.

2.	INVENTORIES

The components of inventories consist of the following:

	April 1, 2006	July 2, 2005
	(in thousands)
Finished goods	$7,718	$10,932
Work-in-process	2,646	3,414
Raw materials and supplies	22,771	18,531
Reserve for obsolescence	(2,716)	(3,165)

	$30,419	$29,712

3.	BORROWING FACILITIES

The Company has entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $25 million. The revolving loan is secured by the assets of the Company. The interest rate provisions allow for a variable rate based on either the JP Morgan Chase prime rate or LIBOR rate. The agreement specifies four alternative levels of margin to be added to each of these base rates depending on compliance with certain financial covenants. The range of interest on outstanding balances was 7.46% to 8.00% as of April 1, 2006. The increase in rates from fiscal year end is related to increases in published prime and LIBOR rates.

The agreement and subsequent amendments contain financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. The Company is in compliance with all loan covenants. The credit facility matures August 22, 2009. As of April 1, 2006, approximately $6.8 million was available to draw from the revolving line of credit.

4.	INCOME TAXES

The Company has domestic tax loss carryforwards of approximately $60 million. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. Accordingly, management has determined that a valuation allowance equal to the net deferred tax asset is appropriate at this time. If in the future management determines that an estimated net deferred tax asset is appropriate it would have a positive impact on net income.

The income tax provisions in fiscal year 2005 are attributable primarily to taxable earnings of foreign subsidiaries. The Company is applying certain tax credits to offset the tax liabilities of its Mexican subsidiaries in 2006.

5.	EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding during the period. Basic and diluted EPS are as follows (in thousands, except per share information):

	Quarters Ended
	April 1, 2006	April 2, 2005
Net income	$917	$852
Weighted average shares outstanding	9,705	9,687
Basic earnings per share	$0.09	$0.09

Diluted shares outstanding	10,064	9,901
Diluted earnings per share	$0.09	$0.09

	Nine Months Ended
	April 1, 2006	April 2, 2005
Net income	$2,637	$1,608
Weighted average shares outstanding	9,701	9,682
Basic earnings per share	$0.27	$0.17

Diluted shares outstanding	10,074	9,922
Diluted earnings per share	$0.26	$0.16

There were approximately 897,000 antidilutive stock options not included in the diluted shares outstanding for the quarter and nine months ended April 1, 2006.

6.	STOCK OPTIONS

Effective July 3, 2005, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment, for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Under APB 25, no compensation expense was recorded in earnings for the Company’s stock options. The pro forma effects on net income and earnings per share for stock options were instead disclosed in a footnote to the financial statements. Under SFAS No. 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period. Because the Company does not have a significant number of non-vested options outstanding, the adoption of SFAS No. 123R did not have a material impact on operating results.

The Company adopted SFAS No. 123R using the modified prospective method. Under this transition method, compensation cost recognized in fiscal year 2006 includes the cost for all share-based awards granted prior to, but not yet vested as of July 2, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated. The Company did not grant any stock options in fiscal 2006 and does not anticipate future grants. As of April 1, 2006, there was $10,000 of total unrecognized compensation costs related to remaining unvested stock options. These costs will be recognized over the next three quarters.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS No. 123 to all of its share-based compensation awards for periods prior to the adoption of SFAS No. 123R, and the actual effect on net income and earnings per share for periods subsequent to adoption of SFAS No. 123R (in thousands, except per share data):

	Quarters Ended		Nine Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2006
Net income, as reported	$917	$852	$2,637	$1,608
Add: Stock-based employee compensation expense included in reported net income, net of applicable tax effects	6	—	37	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of applicable tax affects	(6)	(21)	(37)	(73)

Pro forma net income	$917	$831	$2,637	$1,535

Earnings per share:
Basic – as reported	$0.09	$0.09	$0.27	$0.17

Basic – pro forma	$0.09	$0.09	$0.27	$0.16

Diluted – as reported	$0.09	$0.09	$0.26	$0.16

Diluted – pro forma	$0.09	$0.09	$0.26	$0.15

The fair value of each option grant is estimated on the date of grant using the following assumptions: 0% dividend yield, 5-year life, stock price volatility of 111.8% and risk free interest rate of 3.46% for options granted during the nine months ending April 2, 2005. No options have been granted during fiscal year 2006.

The following table summarizes option activity from July 2, 2005 through April 1, 2006:

	Shares Available For Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at July 2, 2005	149,667	1,985,650		$4.22	4.6
Options cancelled	3,600	(3,600)		$5.13
Options exercised	—	(15,000)		$1.82

Balance at April 1, 2006	153,267	1,967,050	$1,453	$4.24	3.9

Exercisable at April 1, 2006	—	1,952,225	$1,445	$4.24	3.9

7.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments: The Company had no firm commitments to contractors and suppliers for capital expenditures at April 1, 2006.

Leases: The Company leases some of its facilities, certain equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates during the next six years.

Warranties: The Company provides warranties on certain product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.

Components of the reserve for warranty costs consist of the following (in thousands):

	Nine Months Ended
	April 1, 2006	April 2, 2005
Balance at beginning of period	$246	$173
Additions related to current period sales	40	233
Warranty costs incurred in the current period	(126)	(189)

Balance at end of period	$160	$217

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Key Tronic Corporation, dba “KeyTronicEMS, Co.”, is an independent provider of electronic manufacturing services (EMS) for original equipment manufacturers (OEMs). The EMS industry has experienced growth and is expected to continue its growth as more OEMs shift to outsourced manufacturing. OEM outsourcing trends continue to be very positive for the EMS industry.

The Company believes that it is well positioned in the EMS industry to expand its customer base and achieve long term growth. Its core strengths include innovative design and engineering expertise in electronics, mechanical engineering, and precision molding and tooling combined with high-quality, low-cost production and assembly from key global locations. This global production capability provides customers with the benefits of improved supply-chain management, reduced inventories, lower transportation costs, and reduced product fulfillment time. The Company has recently increased its manufacturing capacity in China and continues to make investments in its Mexico facilities. Combined these facilities give the Company production capacity and logistical advantages which should enable it to continue to win new business.

The Company’s sales revenue during the third quarter of fiscal 2006 was slightly higher than revenue during the second quarter of the year. However, sales in the third quarter and first nine months of fiscal 2006 declined when compared to fiscal 2005. The Company has experienced a decrease in demand for some existing programs, and its new programs have not ramped up rapidly enough to offset this decline. However, the Company continued to increase its year-over-year operating income and earnings through improved material margins and production efficiencies. In addition, the Company won a number of significant new customer programs during the third quarter which should begin production in the first half of fiscal 2007. The Company’s customer relationships involve a variety of products, including consumer electronics and plastics, gaming devices, household products, medical devices, educational toys, specialty printers and printer components, and computer accessories.

The EMS industry is intensely competitive and expanding, and Key Tronic, at this time, has less than 1% of the potential market. The Company is planning for growth in its coming quarters by increasing its worldwide manufacturing capacity and continuing to improve its manufacturing processes. The Company believes that it can continue to win new business, particularly programs that may be initially too small for larger contract manufacturers and EMS providers. Current challenges facing the Company include the following: continuing to win new programs, increasing production capacity and adding key personnel, improving operating efficiencies, controlling costs and developing competitive pricing strategies, completing the transition of a new European directive on the restriction of the use of hazardous substances in electrical and electronic equipment (RoHS) and increasing interest rates.

Net income for the third quarter of fiscal 2006 was $917,000 as compared to $852,000 for the third quarter of fiscal 2005. Net income was $2.6 million compared to $1.6 million for the first nine months of fiscal 2006 and 2005, respectively. The increase was related to changes in product sales mix, reduced material costs and improved production efficiencies. Total operating expenses decreased by approximately $210,000 for the quarter and $460,000 for the nine months ended April 1, 2006 as compared to the quarter and nine months ended April 2, 2005 as a result of the Company successfully decreasing general and administrative costs.

Sales for the third quarter of fiscal year 2006 decreased 8.3% to $45.6 million compared to $49.7 million for the same period of fiscal year 2005. Sales for the first nine months of fiscal 2006 were $135.2 million or a decrease of 9.7% from $150.0 million during the same period of the prior year. The decrease in sales reflects a decline in demand of numerous existing programs and difficulties encountered in procuring electronic components in connection with the RoHS initiative for new orders placed within lead times. Sales are expected to increase to within the range of $46 million to $50 million in the fourth quarter of 2006 as new orders for increased volumes are fulfilled.

Gross profit as a percentage of sales for the third quarter of 2006 was 0.6% higher than the third quarter of fiscal 2005 and 1.1% greater for the first nine months of fiscal 2006 compared to fiscal 2005. The increase in gross profit resulted from a more favorable product mix, reduced material costs and improved production efficiencies. The level of gross margin is impacted by a number of variables which may include facility utilization, product mix, timing of the start-up of new programs, pricing within the electronics industry and material costs.

The Company has increased its current ratio to 1.97 at April 1, 2006 from 1.64 at July 2, 2005 by paying off accounts payable sooner to take advantage of early pay discounts while increasing inventory for expected increases in sales. The long-term debt to equity ratio of 0.37 at the end of third quarter fiscal 2006 increased from 0.27 at the end of third quarter fiscal 2005 as the Company increased its working capital and completed its litigation settlement obligation. The Company maintains a good working relationship with its asset-based lender, and believes that internally generated funds and the Company’s revolving line of credit will provide adequate capital for current operations and long-term growth.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition: The Company recognizes revenue when products are shipped. SEC Staff Accounting Bulletin 104 states that revenue generally is realized or realizable and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists

•	Delivery has occurred or services have been rendered

•	The seller’s price to the buyer is fixed or determinable

•	Collectibility is reasonably assured

The Company believes that it meets the above criteria for the following reasons:

•	Customer purchase orders confirming the price, shipping terms, and payment terms are required prior to shipment.

•	The terms of the Company’s sales are generally FOB shipping point, meaning that the customer takes ownership of the goods and assumes the risk of loss when the goods leave the Company’s premises.

•	The seller’s price to the buyer is fixed or determinable – as noted, the Company requires a customer purchase order, which confirms the price and shipping terms, and payment terms.

•	Collectibility is reasonably assured – the credit terms for customers are pre-established and included in the purchase order so that collection of the account can be reasonably assured.

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

Income Taxes: The Company has domestic tax loss carry-forwards of approximately $60 million. In accordance with SFAS No. 109, Accounting for Income Taxes, management assesses the sources of future taxable income, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. Historical net losses and the litigation judgment of fiscal year 2002 were considered evidence of the Company’s possible inability to utilize the balance of the deferred tax assets; therefore, the valuation allowance was increased to the amount of the net deferred tax asset. Management has determined that a full valuation allowance is still appropriate at this time. The Company’s tax loss carry-forwards begin to expire this fiscal year.

Although the Company has a history of operating losses, it is possible that future earnings may require the reinstatement of all or a portion of the deferred tax assets. If this should occur, an income tax benefit would be recorded which would have a favorable effect on reported earnings per share in the periods of any adjustment.

RESULTS OF OPERATIONS

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes. The following table presents the percentage relationship to net sales that certain items in our Consolidated Statements of Earnings for the periods indicated.

	Third Quarters Ended		Nine Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.3	91.9	91.2	92.3

Gross profit	8.7	8.1	8.8	7.7
Operating expenses	6.1	6.0	6.3	6.0

Operating income	2.6	2.1	2.5	1.8
Interest expense	0.6	0.6	0.6	0.6

Income before income taxes	2.0	1.5	2.0	1.2
Income tax provision (benefit)	—	(0.2)	—	0.1

Net income	2.0%	1.7%	2.0%	1.1%

Sales

Sales for the third quarter of fiscal year 2006 decreased 8.3% to $45.6 million compared to $49.7 million for the same period of fiscal year 2005. Sales for the first nine months of fiscal 2006 were $135.2 million or a decrease of 9.7% from $150.0 million during the same period of the prior year. The decrease in sales reflects a decline in forecasted demand of several existing programs and difficulties encountered in procuring RoHS compliant electronic components for customer orders placed within stated lead times. The Company has had some difficulties in helping its customers meet RoHS requirements. This has had a short-term effect on the Company’s sales. The Company anticipates the RoHS conversion to be temporary as its suppliers re-align their manufacturing processes to the new demands of RoHS.

The Company expects sales to increase to within a range of $46 million to $50 million in the fourth quarter of 2006 as orders for increased volume on current programs are fulfilled. During the third quarter of 2006, the Company successfully won some new customer programs. The Company expects revenue to increase from these program wins during the first half of fiscal 2007.

Sales to our largest customers may vary significantly from quarter to quarter depending on the size and timing of customer program commencement, forecasts, delays, modifications, and transitions. The Company remains dependent on continued sales from its significant customers and most contracts are not firm long-term purchase commitments. Only a short window of approximately three to six months of total demand is provided by the customer. The Company seeks to maintain flexibility in production capacity by employing skilled temporary and short-term labor and by utilizing short term leases on equipment and manufacturing facilities. In addition, our capacity and core competencies for printer circuit board assemblies (PCBAs), precision molding, tool making, assembly, and engineering can be applied to a wide variety of products.

Gross Profit

Gross profit as a percentage of sales for the third quarter of fiscal 2006 was 8.7% compared to 8.1% during the third quarter of fiscal 2005. The increase is due to sales product mix and improved manufacturing efficiencies. Gross profit is anticipated to remain comparable to this quarter’s results in the fourth quarter. However, gross profit margins in the future will continue to depend on facility utilization, product mix, start-up of new programs, pricing within the electronics industry, and other material costs.

The gross profit percentage for the first nine months of fiscal 2006 was 8.8% as compared to 7.7% for the same period of fiscal 2005. The increase is attributable to changes in product mix, reductions in material costs and improved manufacturing efficiencies offset in part by sales price reductions. The increased manufacturing efficiencies include improved manufacturing yields on existing customer programs and restructuring of some of the Company’s production facilities. The Company moved its Las Cruces, New Mexico flexible circuit operations and the remaining portion of the Spokane, Washington molding operations to its main production facility in Juarez, Mexico in order to reduce production and support costs during fiscal 2006.

Operating Expenses

Total operating expenses were $2.8 million and $8.5 million in the third quarter and first nine months of fiscal 2006 compared to $3.0 million and $8.9 million in the third quarter and first nine months of 2005, respectively. The decrease in operating expenses for the quarter and nine months ended April 1, 2006 is attributable to a decrease in general and administrative costs.

Total operating expenses were 6.1% and 6.3% as a percent of sales for the third quarter and the first nine months of 2006 compared to 6.0% for the third quarter and first nine months of fiscal 2005, respectively. The percentage increase is the result of operating expense levels decreasing less than overall sales during the quarter and first nine months of fiscal 2006 when compared to prior fiscal year.

General and administrative expenses amounted to $1.6 million and $1.7 million during the third quarters of fiscal 2006 and 2005, respectively. General and administrative expenses were $4.8 million and $5.2 million in the first nine months of fiscal 2006 and 2005, respectively. The reduction for the quarter and first nine months of fiscal 2006 is due to a decrease in the provision for doubtful accounts, the shutdown of the Ireland sales office during fiscal 2005, and termination of the premium payments on life insurance for a former officer of the Company.

Interest

Interest expense decreased to $274,000 in the third quarter of 2006 from $296,000 in the third quarter of fiscal year 2005. For the first nine months of fiscal 2006 and 2005, interest expense amounted to $810,000 and $903,000, respectively. The decrease in interest expense is directly related to the decrease in the average revolving credit facility balance offset partially by an increase in the variable interest rates charged on the balance. The weighted average interest rate on the Company’s revolving credit facility at April 1, 2006 was 7.60% and on April 2, 2005 the weighted average rate was 5.62%.

Income Taxes

The Company had no tax provision in the third quarter of 2006. For the third quarter of the prior fiscal year, the Company had a $(91,000) tax benefit. The Company had no tax provision for the first nine months of 2006. For the first nine months of 2005, the Company had a $147,000 tax provision. The income tax provisions are attributable primarily to taxable earnings of foreign subsidiaries. The reduction in Mexican taxable income in the first nine months of fiscal year 2006 is related to certain Mexican tax credits and reductions in the transfer price for the Company’s Mexican operations. These Mexican tax credits are anticipated to last at least through December 2006 but can change based on political events that cannot be foreseen.

The Company has U.S. federal tax loss carryforwards of approximately $60 million thus eliminating U.S. federal tax liability against current period income. In accordance with FASB No. 109, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. Accordingly, management has determined that a valuation allowance equal to the net deferred tax asset is appropriate.

Although the Company has a history of operating losses, it is possible that future earnings may require the reinstatement of all or a portion of the deferred tax assets. If this should occur, an income tax benefit would be recorded which would have a favorable effect on reported earnings per share in the periods of any adjustment.

Backlog

As of the Quarter Ended	April 1, 2006	April 2, 2005
	$73.6 million	$62.3 million

Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months although shipment dates are subject to change due to design modifications or other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Cash used in operating activities was $2.0 million during the nine months ended April 1, 2006 compared to $3.9 million of cash provided by operating activities during the same period of the prior fiscal year. During the first nine months of the fiscal year the Company paid down accounts payable by approximately $3.5 million to take advantage of early-pay discounts offered by its vendors. In addition, accrued compensation has decreased by $1.6 million as certain manager and officer bonuses were paid during the first quarter of 2006 and the litigation settlement payment obligation was completed during the fiscal year. Overall inventory has increased by $1.0 million due to a short term buildup of inventory as a result of the transition to RoHS compliant components.

Investing Cash Flow

During the first nine months of fiscal year 2006, the Company spent $1.5 million for capital additions compared to $686,000 in the same period in the previous fiscal year. The increase is related to establishing an additional SMT line in China and upgrading the SMT lines in Mexico during fiscal 2006. The Company also uses operating leases in acquiring equipment. Leases are often utilized when technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. The Company has plans for an additional investment in the fourth quarter of 2006 in its SMT capacity for anticipated future growth. These capital improvements and additions are expected to be covered by new lease financing arrangements. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds and through the use of other debt facilities established by the Company.

Financing Cash Flow

Cash provided by financing activities was $3.8 million for the first nine months of fiscal 2006 compared to $(1.6) million used in fiscal 2005. Financing activities of the Company currently involve borrowing and paying down the Company’s revolving credit facility based on the Company’s cash requirements. The Company’s financing agreement with CIT Group/Business Credit, Inc. (CIT) provides a revolving credit facility up to $25 million. The revolving credit balance fluctuates with the Company’s working capital requirements. As of April 1, 2006, the Company was in compliance with all loan covenants and based on eligible collateral (mainly accounts receivable), approximately $6.8 million was available to draw from the revolving line of credit. Funds available under the revolving credit facility mainly depend on current accounts receivable balances. The financing agreement matures on August 22, 2009. The Company utilizes the revolving credit facility to temporarily fund its cash requirements and believes it currently has sufficient funds available to grow and expand the business.

Restricted cash includes collected float amounts in the Company’s bank account that under the terms of the financing agreement must be used to pay down the Company’s revolving line of credit balance. These float amounts fluctuate daily based on collections.

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

Dependence on Key Personnel The Company’s future success depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to attract and retain qualified employees. The competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of key employees or the inability to attract key personnel in times of growth could have a material adverse effect on the Company’s business, operating results and financial condition.

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

Stock Price and Dilution Volatility The common stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or to factors relating to the EMS and computer industries or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. As of April 1, 2006, there were outstanding options for the purchase of approximately 1,967,000 shares of common stock of the Company, of which options for approximately 1,952,000 shares were vested and exercisable. Of the outstanding options, approximately 903,000 have exercise prices higher than the average closing price for the quarter. Holders of the common stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the common stock are exercised.

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

Item 4.	Controls and Procedures

a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

b)	There have been no changes during the quarter covered by this report in the Company’s internal controls over financial reporting during the quarterly period ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting or in other factors which could significantly affect internal controls over financial reporting.

PART II. OTHER INFORMATION:

Item 1A.	Risk Factors

Information regarding risk factors appear in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitive and Qualitative Disclosures about Market Risk” of this From 10-Q.

There are no material changes to the risk factors set forth in Part II Item 7 in the Company’s Annual Report on Form 10-K for the year ended July 2, 2005.

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

KEY TRONIC CORPORATION

/s/ Jack W. Oehlke	Date:	May 15, 2006
Jack W. Oehlke
(Director, President and Chief Executive Officer)

/s/ Ronald F. Klawitter	Date:	May 15, 2006
Ronald F. Klawitter
(Principal Financial Officer Principal Accounting Officer)