Form 10-K
period 2006-07-01
KEY TRONIC CORP
filed 2006-09-18
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2006

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Common stock, no par value	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of December 31, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $21.7 million based on the closing price as reported on the NASDAQ.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,883,378 shares of common stock were outstanding as of September 4, 2006.

Documents Incorporated by Reference:

The following documents are incorporated by reference to the extent specified herein:

Document Description	Part of Form 10-K
Proxy Statement dated September 22, 2006	Part III

KEY TRONIC CORPORATION

2006 FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements in addition to historical information. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to those outlined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks and Uncertainties that May Affect Future Results.” Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to update forward –looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so. Readers should carefully review the risk factors described in periodic reports the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Key Tronic is now known as an independent provider of product realization services for OEMs in a variety of industries. Historically, Key Tronic was principally a manufacturer of electronic keyboards, but after assessing market conditions and the Company’s strengths and capabilities, approximately seven years ago the Company shifted its focus to EMS. The EMS industry is comprised of companies that provide a range of manufacturing services for OEMs. The EMS industry has experienced rapid growth over the past several years as more OEMs shift to outsourcing manufacturing, and this trend is expected to continue in the future.

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

Revenues from EMS services for the fiscal years ended July 1, 2006, July 2, 2005, and July 3, 2004 were 96.4%, 95.0% and 91.0%, respectively. Sales of the majority of the Company’s products have historically not been seasonal in nature, but may be seasonal in the future, if there are changes in the types of products manufactured.

Although keyboard manufacturing is still included in the Company’s product offerings, annual keyboard sales continue to decline. During the fiscal years ended July 1, 2006, July 2, 2005, and July 3, 2004, the Company realized revenues of approximately $7.3 million, $10.1 million and $13.4 million, respectively, from the sale of keyboards representing approximately 3.6%, 5.0% and 9.0% of consolidated revenues. The keyboard market has continued to trend toward standard keyboard layouts. In order to accommodate the demand for standard products, the Company maintains a purchase-from-stock program. The most popular standard layouts are built and stocked for immediate availability.

The Company markets its products and services primarily through its direct sales department aided by strategically located field sales people and distributors. Although the Company maintains relationships with several independent sales organizations to assist in marketing the Company’s EMS product lines in the U.S., commissions earned and paid are insignificant.

The following customers accounted for 10% or more of consolidated revenues in the three fiscal years presented below:

	Fiscal Year
	2006	2005	2004
Zebra Technologies Corporation	20%	19%	12%
International Game Technology, Inc.	18%	14%	4%
Lexmark International, Inc.	17%	19%	14%
The Clorox Company	8%	8%	16%
Transaction Printer Group, Inc.	6%	9%	10%

For the fiscal years ended July 1, 2006, July 2, 2005, and July 3, 2004, the five largest customers in each year accounted for 71%, 68% and 58% of total sales, respectively.

Manufacturing

Since inception, the Company has made substantial investments in developing and expanding a capital equipment base to achieve selective vertical integration and efficiencies in its manufacturing processes. The Company has invested significant capital into surface mount technologies (SMT) for high volume manufacturing of complex printed circuit board assemblies. The Company also designs and develops tooling for injection molding and manufactures the majority of plastic parts used in the products it manufactures. Additionally, the Company has equipment to produce printed flexible circuit membranes.

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

Backlog

On July 29, 2006, the Company had an order backlog of approximately $65.9 million. This compares with a backlog of approximately $63.4 million on July 30, 2005. Order backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next twelve months, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.

Research, Development, and Engineering

Research, development, and engineering (RD&E) expenses consist principally of employee related costs, third party development costs, program materials costs, depreciation and allocated information technology and facilities costs. The Company’s RD&E expenses were $2.8 million, $2.9 million and $2.6 million in fiscal years 2006, 2005, and 2004, respectively. In each of these years, the Company focused most of its RD&E efforts on current customer EMS programs. The lower cost in fiscal year 2004 compared to fiscal years 2006 and 2005 is due primarily to a 10% pay reduction during part of fiscal year 2004.

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

Employees

As of July 1, 2006, the Company had 2,840 employees compared to 2,849 on July 2, 2005 and 2,847 on July 3, 2004. Since the Company can have significant fluctuations in product demand, it seeks to maintain flexibility in its workforce by utilizing skilled temporary and short-term contract labor in its manufacturing facilities in addition to full-time employees. The Company’s employees in Reynosa, Mexico, which represent approximately 6% of the Company’s employees, are represented by a local union. The Company has no history of any material interruption of production due to labor disputes.

The Company considers its employees its primary strength and makes considerable efforts to maintain a well-qualified staff. The Company’s employee benefits include bonus programs involving periodic payments to all employees based on meeting quarterly or fiscal year performance targets. The Company maintains a 401(k) plan for U.S. employees, which provides a matching company contribution of up to 4% of an employee’s salary, and also provides group health, life, and disability insurance plans. The Company also maintains stock option plans and other long term incentive plans for certain employees and outside directors.

Foreign Markets

Information concerning net sales and long-lived assets (property, plant, and equipment) by geographic areas is set forth in footnote 9 of the consolidated financial statements of this Annual Report on Form 10-K, under the caption “Enterprise-Wide Disclosures”, and that information is incorporated herein by reference.

Item 1A. RISK FACTORS

There are risks and uncertainties that could affect the Company’s business. These risks and uncertainties include but are not limited to, the risk factors described below, in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and elsewhere in this Form 10-K.

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

Concentration of Major Customers At present, the Company’s customer base is highly concentrated and could become even more concentrated. The Company’s largest EMS customer accounted for 20% of net sales in fiscal year 2006. This same customer accounted for 19% of sales in 2005 and 12% in 2004. For the fiscal years ended 2006, 2005, and 2004, the five largest customers accounted for 71%, 68% and 58% of total sales, respectively. There can be no assurance that the Company’s principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company’s customers have certain rights to extend or delay the shipment of their orders. The Company, however, requires that its customers contractually agree to buy back inventory purchased to build their products if purchased within specified lead times if not used. The loss of one or more of the Company’s major customers, or the reduction, delay or cancellation of orders from such customers, could materially and adversely affect the Company’s business, operating results and financial condition.

Dependence on Suppliers The Company is dependent on many suppliers, including sole source suppliers, to provide key components and raw materials used in manufacturing customers’ products. Delays in deliveries from suppliers or the inability to obtain sufficient quantities of components and raw materials could cause delays or reductions in shipment of products to the Company’s customers which could adversely affect the Company’s operating results and damage customer relationships.

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

Foreign Currency Fluctuations A significant portion of the Company’s operations and customers are in foreign locations. As a result, transactions may occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by the Company could directly or indirectly affect our financial results. Future currency fluctuations are dependent upon a number of factors and cannot be easily predicted. The Company began to use forward Mexican peso contracts subsequent to year end to hedge foreign currency fluctuation for weekly payroll costs. However, unexpected expenses could occur from future fluctuations in exchange rates.

Dilution and Stock Price Volatility As of July 1, 2006, there were outstanding options for the purchase of approximately 1,925,000 shares of common stock of the Company (Common Stock), of which options for approximately 1,911,000 shares were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts’ earnings estimates, or to factors relating to the EMS and computer industries or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

The Company has manufacturing and sales operations located in the United States, Mexico and China. The table below lists the locations and square footage of the Company’s operating facilities:

Location	Approx. Sq. Ft.	Type of Interest (Leased/Owned)	Description of Use
Spokane, Washington (1)	49,000	Leased	Sales, research and administration
Spokane, Washington (2)	36,000	Leased	Manufacturing
El Paso, Texas	80,000	Leased	Shipping and warehouse

Total USA	165,000

Juarez, Mexico	174,000	Owned	Manufacturing
Juarez, Mexico	49,000	Leased	Manufacturing and warehouse
Juarez, Mexico (3)	66,000	Owned	Manufacturing and warehouse
Reynosa, Mexico	140,000	Leased	Manufacturing
Reynosa, Mexico (4)	57,000	Leased	Warehouse

Total Mexico	486,000

Shanghai, China (5)	72,000	Leased	Manufacturing

Total China	72,000

Grand Total	723,000

(1)	On December 27, 2000, the Company sold two contiguous parcels of land and its corporate headquarters building in Spokane to Royal Hills Associates L.L.C. (RHA) for approximately $6 million in cash. In connection with the sale, the Company entered into a 10-year lease agreement with RHA for one floor of the two-story building, which the Company continues to occupy as its headquarters (see Note 3 to Consolidated Financial Statements).
(2)	During fiscal 2006, the Company consolidated and moved some of its molding equipment in Spokane to its facility in Juarez, Mexico and reduced the building space leased in Spokane for manufacturing to 36,000 square feet.
(3)	In fiscal 2005, the Company purchased a 66,000 square foot manufacturing facility in Juarez, Mexico to replace a previously leased facility and to accommodate the shift of the Las Cruces, New Mexico operations into Juarez.
(4)	In fiscal 2006, the Company leased a 57,000 square foot warehouse in Reynosa, Mexico for storage capacity.
(5)	The Company began an assembly operation in Shanghai, China in fiscal year 1999. During fiscal year 2006, the Company increased its leased space in China to 72,000 sq. ft. to accommodate a new surface mount technology (SMT) line and additional assembly space.

The geographic diversity of these locations allows the Company to offer services near its customers and its major electronics markets, while reducing labor costs. The Company considers the productive capacity of its current facilities sufficient to carry on the Company’s current business.

The Company shifted its flexible circuit printing operation in June 2005 to Juarez, Mexico from its facility in Las Cruces, New Mexico. The Las Cruces facility is no longer being used for operations and is listed for sale. The Company also closed its keyboard sales office in Ireland in July 2005.

Item 3. LEGAL PROCEEDINGS

On December 20, 2001, a jury in Seattle federal court rendered a verdict against the Company in the case of F&G Scrolling Mouse, LLC, Fernando Falcon and Federico Gilligan v. Microsoft Corporation, Honeywell, Inc., and Key Tronic Corporation, United States District Court for the Western District of Washington, Case No. C99-995C (the “litigation”) and awarded damages to the Plaintiffs in the amount of $16.5 million. On October 24, 2002, the Company reached a settlement of the litigation with the Plaintiffs (hereafter called “F&G”). Under the terms of the settlement, the Company agreed to pay F&G a total of $7.0 million. On September 1, 2005, the Company made its final payment to F&G in the amount of $812,000, thereby fulfilling the Company’s obligation of the $7.0 million settlement. The Company may be party to certain lawsuits or claims in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flow.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Key Tronic Corporation’s common stock is traded on the NASDAQ Global Market, formerly the NASDAQ National Market System under the symbol “KTCC”. Quarterly high and low closing sales prices for Key Tronic common stock for fiscal years 2006 and 2005 were as follows:

	2006		2005
	High	Low	High	Low
First Quarter	$5.47	$3.50	$3.57	$2.80
Second Quarter	4.39	3.02	3.53	3.05
Third Quarter	4.35	3.20	3.40	2.66
Fourth Quarter	4.60	3.47	3.93	2.23

High and low stock prices are based on the daily closing price reported by the NASDAQ Stock Market. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.

Holders And Dividends

As of July 1, 2006, the Company had 991 shareholders of record. The Company’s current financing agreement contains a covenant that prohibits the declaration or payment of dividends (see Note 4 to Consolidated Financial Statements). The Company has not paid a cash dividend and does not anticipate payment of dividends in the foreseeable future.

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

Financial Highlights

(Dollars in thousands, except per share amounts)

	Fiscal Years
	2006	2005	2004	2003	2002
Consolidated Statements of Operations Data:
Net sales	$187,699	$202,877	$148,901	$130,894	$175,591
Gross profit	17,304	16,460	13,237	14,958	14,985
Gross margin percentage	9.2%	8.1%	8.9%	11.4%	8.5%
Operating income	5,861	5,445	1,789	2,612	1,224
Operating margin percentage	3.1%	2.7%	1.2%	2.0%	0.7%
Litigation/settlement recovery (expense)	—	—	—	12,186	(20,214)
Net income (loss)	9,753	4,376	110	13,409	(25,362)
Earnings per share – diluted	0.97	0.44	0.01	1.39	(2.62)

Consolidated Cash Flow Data:
Cash flows provided by (used in) operations	(34)	6,561	(17)	(544)	919
Capital expenditures	1,638	2,868	1,633	2,128	1,142

Consolidated Balance Sheet Data:
Net working capital (1)	31,703	23,006	23,468	21,783	22,261
Total assets	88,695	72,901	67,938	59,125	57,439
Long-term liabilities	11,665	9,420	13,452	13,553	26,823

Shareholders’ equity	37,548	27,639	23,234	23,120	9,711
Book value per share (2)	3.85	2.85	2.40	2.39	1.00

Supplemental Data:
Number of shares outstanding at year-end (thousands)	9,750	9,694	9,676	9,673	9,673
Number of employees at year-end	3,361	2,849	2,847	2,687	1,995
Approximate square footage of operational facilities	723,000	765,000	786,000	691,000	664,000

(1)	Net working capital is defined as total current assets less total current liabilities. Net working capital measures the portion of current assets that are financed by long term funds and is an indicator of short term financial management.

(2)	Book value per share is defined as total shareholders’ equity divided by the number of shares outstanding at the end of the fiscal year. Book value per share measures shareholders’ value as defined by generally accepted accounting principles.

Item 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Key Tronic Corporation is an independent provider of EMS for OEMs. The Company’s core strengths include innovative design and engineering expertise in SMT, electronics, mechanical engineering, precision molding and tooling, combined with high-quality, low-cost production and assembly on a global basis. The Company’s global production capability provides customers with benefits of improved supply-chain management, reduced inventories, lower transportation costs, and reduced product fulfillment time. The Company continues to make investments in its Mexico and China facilities which give it the production capacity and logistical advantages to continue to win new business. The following information should be read in conjunction with the consolidated financial statements included herein and with Item 1A Risk Factors.

The EMS industry has historically experienced growth as more OEMs shift to outsourced manufacturing. However, Key Tronic’s revenue, like that of other EMS providers’ sales revenue, can fluctuate significantly due to a reliance on a concentrated base of customers. The product demand from the Company’s largest existing customers caused a significant increase in revenues during fiscal year 2005, but these same customers saw moderate decreases in demand during fiscal 2006.

Overall, the Company’s sales in fiscal year 2006 decreased by 7.5% over 2005. The Company has recently won business with new customers that should increase revenues and dilute the current concentration of the existing top customers. Sales for the first quarter of fiscal 2007 are expected to be within the range of $50 million to $53 million. Actual results will depend on actual levels of customers’ orders and the timing of the production of new product wins. The Company believes that it is well positioned in the EMS industry to expand its customer base and continue long-term growth.

The concentration of the Company’s largest customers increased during fiscal 2006 as the top five customers’ sales increased to 71% of total sales in 2006 from 68% in 2005 and 58% in 2004. The Company’s current customer relationships involve a variety of products, including consumer electronics, plastics, household products, gaming devices, specialty printers, educational toys, medical devices, and computer accessories. The total number of Key Tronic EMS customers continued to increase during fiscal 2006. Some of these added customers have programs that represent small annual sales while others have multi-million-dollar potential.

The Company continued to improve its operating efficiencies during fiscal year 2006. Gross profit on sales was 9.2% in fiscal 2006 compared to 8.1% for the prior fiscal year. Net income for fiscal 2006 was $9.8 million or $0.97 per diluted share after recognizing a $5.0 million deferred tax benefit, up from $4.4 million net income or $0.44 per diluted share for fiscal 2005. The results of both years were affected by unusual events. The Company had the $5.0 million tax benefit in fiscal 2006 and a one-time $1.1 million gain on life insurance proceeds in fiscal 2005.

The Company maintains a strong balance sheet with a current ratio of 1.80 and a long-term debt to equity ratio of 0.29. Total cash used in operations was $34,000 as total working capital increased to $31.7 million up $8.7 million from the prior year due in large part to an increase in inventory to support customer requirements while transitioning to meet the European directive on the restriction of the use of hazardous substances in electrical and electronic equipment (RoHS) and in anticipation of revenue growth. However, the Company maintains sufficient liquidity for its expected future operations and had approximately $13.3 million available from its revolving line of credit based on eligible collateral at July 1, 2006. The Company maintains a good working relationship with CIT Group/Business Credit, Inc., its asset-based lender, and the Company believes that internally generated funds and its revolving line of credit should provide adequate capital for planned growth over the long term.

The EMS industry is intensely competitive, and Key Tronic, at this time, estimates it has less than 1% of the potential market. The Company believes that it can acquire new business in the future, particularly those programs that require innovative design and engineering, short lead times, or small initial volumes. The Company is planning for long term growth by utilizing current capacity, improving manufacturing processes, and investing in additional manufacturing equipment. Current challenges facing the Company include the following: continuing to win new programs, improving operating efficiencies, labor constraints and more competitive labor markets, controlling costs and developing competitive price strategies.

Results of Operations

The following table sets forth for the periods indicated certain items of the consolidated statements of income expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Years Ended
	July 1, 2006	July 2, 2005	July 3, 2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	90.8	91.9	91.1

Gross profit	9.2	8.1	8.9

Operating expenses (income)
Research, development and engineering	1.5	1.4	1.7
Selling	1.1	1.1	1.3
General and administrative	3.5	3.4	4.7
Gain on life insurance proceeds	0 .0	(0.5)	0.0

Operating income	3.1	2.7	1.2

Interest expense	0.6	0.6	0.7

Income before income taxes	2.5	2.1	0.5

Income tax provision (benefit)	(2.7)	0.0	0.4

Net income	5.2%	2.2%	0.1%

Net Sales

Net sales in fiscal 2006 were $187.7 million compared to $202.9 million and $148.9 million in fiscal years 2005 and 2004, respectively.

The decline in net sales during 2006 relates to a moderate decrease in the demand for the Company’s top existing customers’ products from the very high level of demand seen in fiscal 2005. Customers’ demand will fluctuate based on changes in the sell-through of their products. The Company anticipates that several new customer programs will enter production in fiscal year 2007 and begin contributing to revenue. Sales of keyboards accounted for 3.6% of revenues compared to 5.0% in 2005.

The increase in net sales during 2005 compared to 2004 was related to the Company’s successful expansion of the number of manufacturing programs with existing customers. Many of the Company’s top customers saw large increases in product demand in a variety of industries including specialty printers, gaming devices and consumer electronics. Sales of keyboards accounted for approximately 5.0 % of revenues in 2005 compared to 9.0% in 2004.

Cost of Sales

Total cost of sales as a percentage of net sales was 90.8%, 91.9%, and 91.1% for fiscal years 2006, 2005, and 2004, respectively. The decrease in cost of sales as a percentage of net sales in 2006 was due to production efficiencies achieved on existing customer programs together with decreases in warranty accruals and reserves for obsolete keyboard inventory. The increase in cost of sales as a percent of sales in 2005 when compared to 2004 was due mainly to continuing price reductions in the competitive EMS industry and changes in the Company’s product mix, offset in part by increasing manufacturing efficiencies as the Company began to utilize a larger percentage of its fixed cost capacity.

Total costs of materials as a percentage of sales were approximately 64.6%, 67.0%, and 58.1% in fiscal years 2006, 2005, and 2004, respectively. The change from year-to-year is directly related to changes in product mix. Products sold in fiscal 2006 contained lower materials costs, thereby decreasing costs of materials as a percentage of sales from fiscal 2005.

Direct production costs (direct labor and manufacturing overhead) were 13.2% of total sales in fiscal 2006 compared to costs of 12.9% of total sales in 2005. Direct production costs were 18.3% of total sales in 2004. The decrease in 2005 from 2004 is related to utilization of excess manufacturing capacity (both equipment and indirect support costs). Included in fiscal 2004 were start-up costs associated with new manufacturing programs. These start-up costs included the costs to increase the Company’s manufacturing and storage space in Juarez, Mexico.

The Company provides for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage. The amounts charged to expense were $361,000, $730,000, and $162,000 in fiscal years 2006, 2005, and 2004, respectively. The majority of the provision in each year was related to domestic computer keyboards that were deemed obsolete during the year. Approximately $350,000 of the provision in 2005 was due to the decision to cease supporting direct European sales of keyboards, with the remainder of the increase relating to domestic keyboards and other computer peripherals that were determined to be obsolete.

The Company provides warranties on certain products it sells and estimates warranty costs based on historical experience and anticipated product returns. The amounts charged to expense are determined based on an estimate of warranty exposure. Warranty expense (recovery) was approximately $(10,000), $345,000, and $193,000 in fiscal years 2006, 2005, and 2004, respectively. The recovery in 2006 related to the less than expected warranty expense related to the workmanship of a particular EMS product and a decrease in the estimated future keyboard warranty costs. Most of the increase in fiscal 2005 related to a single warranty claim relating to workmanship of a particular EMS product that was resolved during fiscal 2006.

Gross Profit

In fiscal year 2006, gross profit on sales was 9.2% of revenues compared to 8.1% in fiscal year 2005 and 8.9% in fiscal year 2004. The increase in fiscal year 2006 relates to improved manufacturing efficiencies, decreased warranty costs, and reductions in required obsolete inventory expense as discussed above. Additionally, the Company has obtained early pay discounts from its vendors that totaled $431,000 and $132,000 in fiscal years 2006 and 2005, respectively. The decrease in gross profit in 2005 from 2004 was due primarily to product mix changes and receipt of an insurance settlement of $475,000 in fiscal 2004.

Gross profit margins reflect the impact of a number of factors that can vary from period to period, including product mix, start-up costs and efficiencies associated with new programs, product life cycles, sales volumes, capacity utilization of the Company’s resources, management of inventories, component pricing and shortages, end market demand for customers’ products, fluctuations in and timing of customer orders, and competition within the EMS industry. These and other factors can cause variations in operating results. There can be no assurance that gross margins will not decrease in future periods.

Research, Development and Engineering

Research, development and engineering expenses (RD&E) consists principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. As a percentage of net sales, RD&E increased slightly in fiscal 2006 when compared to 2005. The increase as a percent of sales is due to decreasing sales with no significant decrease in costs. In each of the fiscal years presented, the Company has focused most of its RD&E efforts on current customers’ EMS programs.

The Company’s total RD&E expenses were $2.8 million, $2.9 million, and $2.6 million in fiscal years 2006, 2005, and 2004, respectively. The slight decrease in 2006 from 2005 is related to a decrease in product support costs as sales revenue decreased during the year. The increase in fiscal 2005 compared to 2004 is related to the elimination of a 10% pay reduction that occurred during 2004 and incentive plan payments to employees for achieving 2005 profitability goals.

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

The Company’s total selling expenses were $2.1 million, $2.2 million, and $1.9 million in fiscal years 2006, 2005, and 2004, respectively. The slight decrease in 2006 from 2005 is related to a reduction in promotional programs and commissions offset in part by additional internal sales support costs. The increase in 2005 from 2004 was related to the elimination of a 10% pay reduction, incentive plan bonuses earned in fiscal 2005, and increased sales commissions.

General and Administrative

General and administrative expenses (G&A) consist of employee related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. As a percent of sales G&A was 3.5%, 3.4%, and 4.7% in fiscal years 2006, 2005, and 2004, respectively.

Total G&A was $6.6 million, $7.0 million and $7.0 million in fiscal years 2006, 2005, and 2004, respectively. In 2006, the Company was able to reduce its business insurance premiums and eliminated its administrative support costs in Ireland and reduced the write-off of bad debt. Partially offsetting these decreases, the Company expensed approximately $120,000 of due diligence costs relating to a potential acquisition that is no longer being pursued subsequent to year end. An additional $500,000 relating to the potential acquisition of due diligence expenses, attorneys’ fees, and bank fees are expected to be expensed in the first quarter of 2007 for services provided after July 1, 2006 prior to the decision to not proceed with the potential acquisition.

Gain on Life Insurance Proceeds

Operating expenses in fiscal 2005 included a gain on life insurance proceeds paid on policies insuring a former executive in the amount of $1.1 million. The Company does not hold life insurance policies on any other executives or former executives and does not anticipate any gains on life insurance proceeds in the future.

Interest Expense

The Company had net interest expenses of $1.1 million, $1.2 million, and $1.1 million in fiscal years 2006, 2005, and 2004, respectively. Interest expense has remained fairly constant, as the Company has decreased its average borrowings during the year while interest rates have increased. The Company does not currently use derivatives to hedge interest rate risk. During 2006, the Company began to utilize short-term fixed LIBOR rates on portions of its revolving line of credit for short-term interest savings in anticipation of rate increases. The Company successfully negotiated a variable rate decrease charged by its lender on its revolving line of credit and term debt subsequent to July 1, 2006.

Income Tax Provision

The Company had an income tax benefit of $(5.0) million in fiscal year 2006 compared to a benefit of $(75,000) in fiscal year 2005 and $611,000 provision in fiscal year 2004. The large income tax benefit in 2006 relates to the Company releasing a portion of the valuation allowance on its net deferred tax asset in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The Company has domestic tax net operating loss carryforwards (NOLs) of approximately $56.5 million at July 1, 2006. In accordance with SFAS No. 109, management assessed the Company’s recent operating levels and the sources of future taxable income to estimate a valuation allowance. A valuation allowance against deferred tax assets is required if it is more likely than not that some of the deferred tax assets will not be realized. Management has determined that a valuation allowance of approximately 80% of the total net deferred tax asset is appropriate at this time. Therefore, the valuation allowance for $5.0 million of the NOLs was reversed in 2006.

The tax provisions (benefits) of fiscal 2005 and 2004 are the result of foreign taxes on the earnings of foreign subsidiaries. The benefit for fiscal year 2005 relates to the Company’s Mexican subsidiaries revising intercompany agreements upon completing new transfer pricing studies in the fourth quarter of fiscal 2005, applying certain Mexican tax credits for the calendar years 2005 and 2004, and a reduction of Mexican statutory rates. The tax expense in 2004 relates to tax expense at the former intercompany transfer rates and higher Mexican statutory rates.

International Subsidiaries

The Company offers customers a complete global manufacturing solution. The Company’s facilities provide its customers the opportunity to have their products manufactured in the facility that best serves specific cost, product manufacturing, and distribution needs. Active foreign subsidiaries are located in the following locations:

•	Key Tronic Juarez SA de CV owns an SMT, assembly, and molding facility and an assembly facility in Juarez, Mexico and currently leases one other facility for assembly and storage. This subsidiary is primarily used to support the Company’s U.S. operations.

•	Key Tronic Reynosa SA de CV leases manufacturing and warehouse facilities in Reynosa, Mexico. This subsidiary is used exclusively to manufacture products for one EMS customer.

•	Key Tronic Computer Peripheral Co., Ltd. leases a facility with SMT and assembly capabilities in Shanghai, China, which began operations in 1999. Its primary function is to provide EMS services for export; however, it is also currently utilized to manufacture electronic keyboards.

Foreign sales (based on destination of shipments) from worldwide operations, including domestic exports, were $13.7 million in fiscal year 2006 compared to $15.8 million and $14.5 million in fiscal years 2005 and 2004, respectively. The decrease in foreign sales in fiscal 2006 is primarily related to a decrease in foreign sales of keyboards. The Company closed its subsidiary sales office in Ireland in July 2005 due to declining keyboard sales. The increase in foreign sales for fiscal year 2005 compared to fiscal year 2004 is a result of direct shipments to a European subsidiary for an existing domestic EMS customer. Products and manufacturing services provided by the Company’s subsidiary operations are sold to customers directly by the parent company. Key Tronic Computer Peripheral Co., Ltd., the Company’s subsidiary in Shanghai, China, had only minimal sales to customers in China over the past three fiscal years.

Capital Resources and Liquidity

Cash flows used by operating activities were $(34,000) in fiscal year 2006 compared to $6.6 million provided by operating activities in fiscal year 2005 and $(17,000) used in fiscal year 2004. Even though the Company had $9.7 million in net income, $5.0 million was in the form of a non-cash deferred income tax benefit. The Company also increased inventory levels by $6.6 million in response to forecasted increases in sales for the first quarter of 2007 and in support of transitioning customers to RoHS compliant products. There was also a $4.8 million increase in accounts receivable due to the volume of shipments close to year end and making the final payment of a litigation settlement in the amount of $812,000; offset in part by an increase in accounts payable of $5.8 million. The Company has begun to take advantage of early pay discounts available from its vendors due to higher availability on the revolving credit facility. The past two years have shown a decrease in accounts payable days outstanding as the Company has taken advantage of early pay discounts resulting in discounts of $431,000 and $132,000 being recorded for the fiscal years 2006 and 2005, respectively.

The increase in cash provided by operations during fiscal year 2005 compared to 2004 was due primarily to an increase in net income year-over-year which included non-cash charges for obsolete inventory, warranty, and doubtful accounts totaling $1.2 million in 2005. The increase in operating cash was offset by an increase of $2.6 million in inventory while accounts payable only increased $1.1 million as the Company began taking advantage of early pay discounts from vendors. Also contributing to the use of cash was $1.6 million paid to F&G under the settlement agreement.

Cash used in investing activities includes capital expenditures. Capital expenditures were $1.6 million, $2.9 million, and $1.6 million in fiscal years 2006, 2005, and 2004, respectively. The Company’s capital expenditures are primarily for purchases of manufacturing assets to support Company operations in Mexico and China. The Company also uses a variety of operating leases to fund the purchases of operating equipment. Total operating leases increased during fiscal 2006, as the Company further utilized leases to finance new equipment purchases.

The Company’s primary financing activity in fiscal years 2006, 2005, and 2004 was borrowing and repayment under the Company’s financing agreement with CIT Group/Business Credit, Inc. (CIT). The Company’s financing agreement with CIT provides a revolving credit facility of up to $25 million. The revolving loan is secured by the assets of the Company. The interest rate provisions allow for a variable rate based on either the prime rate or LIBOR rate. The agreement specifies four alternative levels of margin to be added to these base rates depending on compliance with certain financial covenants. The range of interest being paid to CIT on outstanding balances was 7.46% – 8.25% as of July 1, 2006. The financing agreement and subsequent amendments contain financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. The revolving loan matures August 22, 2009. As of July 1, 2006, the Company was in compliance with all loan covenants. At July 1, 2006, the outstanding revolving loan balance was $10.1 million compared to $7.4 million at fiscal year end July 2, 2005. The loan balance increased as the Company increased its working capital. Based on eligible collateral, approximately $13.3 million was available for drawdown from the revolving line of credit as of July 1, 2006.

In addition to the Company’s revolving credit facility payment obligations at July 1, 2006, the Company had a $1.0 million payable on a term loan with CIT, various lease commitments, and other long term obligations. The Company believes that projected cash from operations, funds available under the revolving credit facility, and leasing capabilities will be sufficient to meet working and fixed capital requirements through fiscal year 2007 and into the foreseeable future.

Contractual Obligations and Commitments

In the normal course of business, the Company enters into contracts which obligate the Company to make payments in the future.

The table below sets forth the Company’s significant future obligations by fiscal year:

Payments Due by Fiscal Year (in thousands)

	Total	2007	2008	2009	2010	2011	Thereafter
CIT Revolving Loan (1)	$10,069	—	—	—	10,069	—	—
CIT Term Loan (2)	$1,127	585	542	—	—	—	—
Capital and Operating Leases (3)	$9,403	3,151	2,139	1,710	1,325	1,048	30
Purchase Orders (4)

(1)	The terms of the CIT revolving loan are discussed in the consolidated financial statements at Note 4, “Long-Term Obligations”. The Company’s current financing agreement with CIT terminates on August 22, 2009, at which time the unpaid balance of the revolving loan will become immediately payable. However, the Company will more likely than not extend or replace its revolving loan agreement prior to that date. The amount payable on the Company’s revolving loan changes daily depending upon the amount of cash borrowed to support its operations and the amount of customer payments received. The amount presented does not include any interest payable. Under the terms of the Company’s agreement with CIT, customers’ payments are applied against the outstanding revolving loan balance as soon as the amounts clear through the banking system.

Under the terms of the revolving credit agreement, the Company must meet a number of financial covenants. As of July 1, 2006 the Company was in compliance with all of its loan covenants. Breaching one or more of these covenants could have a material impact on the Company’s operations or financial condition.

(2)	In May 2005, the Company purchased a manufacturing facility in Juarez, Mexico. The purchase was funded by a $1.5 million term loan with CIT to be repaid ratably over three years.
(3)	The Company maintains vertically integrated manufacturing operations in Mexico and Shanghai, China. Such operations are heavily dependent upon technically superior manufacturing equipment including molding machines in various tonnages, SMT lines, and automated insertion and test equipment for the various products the Company is capable of producing.

In addition, the Company leases some of its administrative and manufacturing facilities. A complete discussion of properties can be found in Part 1, Item 2 at “Properties”. Leases have proven to be an acceptable method for the Company to acquire new or replacement equipment and to maintain facilities with a minimum impact on its operating cash flows.

(4)	As of July 1, 2006, the Company had open purchase order commitments for materials and other supplies of approximately $70 million. Included in the open purchase orders, there are various blanket orders for annual requirements. Actual needs under these blanket purchase orders fluctuate with the Company’s manufacturing levels. In addition, the Company has contracts with its customers that minimize its exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with the Company’s suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations.

In addition to the cash requirements presented in tabular format and open purchase orders, the Company has various other accruals which are not included. The Company owes its suppliers approximately $31.2 million for accounts payable and shipments in transit at the end of the fiscal year. The Company generally pays its suppliers in a range from 30 to 120 days depending on terms offered. Quarterly payments to suppliers normally average between $30 and $35 million. These payments are financed by operating cash flows and the Company’s revolving line of credit.

The Company believes that internally generated cash flows and funds available under the revolving credit facility will satisfy cash requirements for a period in excess of 12 months and into the foreseeable future.

Critical Accounting Policies

Revenue Recognition: The Company recognizes revenue when products are shipped. Securities and Exchange Commission (SEC) Staff Accounting Bulletin 104, Revenue Recognition states that revenue generally is realized or realizable and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists.

•	Delivery has occurred or services have been rendered.

•	The seller’s price to the buyer is fixed or determinable.

•	Collectibility is reasonably assured.

The Company believes that it meets the above criteria for the following reasons:

•	Customer purchase orders confirming the price, shipping terms, and payment terms are required prior to shipment.

•	The terms of the Company’s sales are generally FOB shipping point, meaning that the customer takes ownership of the goods and assumes the risk of loss when the goods leave the Company’s premises.

•	The seller’s price to the buyer is fixed or determinable – as noted, the Company requires customer purchase order, which confirms the price, shipping and payment terms.

•	Collectibility is reasonably assured – the credit terms for customers are pre-established based on a review of the customers perceived ability to pay so that collection of the account can be reasonably assured.

Inactive, Obsolete and Surplus Inventory Reserve: The Company reserves for inventories that it deems inactive, obsolete or surplus. This reserve is calculated based upon the demand for the products that the Company produces. Demand is determined by expected sales or customer forecasts. If expected sales do not materialize, then the Company would have inventory in excess of its reserves and would have to charge the excess against future earnings. In the case where the Company has purchased material based upon a customer’s forecast, the Company is usually covered by lead-time assurance agreements with each customer. These contracts state that the financial liability for material purchased within agreed upon lead-time and based upon the customer’s forecasts, lies with the customer. If the Company purchases material outside the lead-time assurance agreement and the customer’s forecasts do not materialize, the Company would have the financial liability and would have to charge any excess obsolete inventory against earnings.

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

Income Taxes

The Company has domestic tax loss carryforwards of approximately $56.5 million at July 1, 2006. In accordance with SFAS No. 109, Accounting for Income Taxes, management assesses the sources of future taxable income, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of approximately 80% of the total deferred tax asset is appropriate at this time.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangibles, the Company records intangible assets that are acquired individually or with a group of other assets in the financial statements at acquisition. Goodwill is tested for impairment annually. The Company adopted SFAS No. 142 on June 30, 2002, and completed its impairment test during the second quarters of each of the subsequent fiscal years. The tests did not indicate an impairment of the Company’s stated goodwill of $765,000.

Derivatives

The Company has adopted SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133, and SFAS No. 149 Amendment on Statement 133 on Derivative Instruments and Hedging Activities. In accordance with these standards all derivative instruments are recorded on the balance sheet at their respective fair values. Generally, if a derivative instrument is specifically designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. Subsequent to year end July 1, 2006, the Company began entering into forward contracts to hedge transactional exposure associated with commitments arising from future cash commitments in a currency other than the functional U.S. dollar.

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued Financial Interpretation 47 (FIN), Accounting for Conditional Asset Retirement Obligations, as an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005. The implementation of FIN 47 did not have a material effect on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 is a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and it is required to be adopted by the Company in the first quarter of fiscal 2007. The Company does not anticipate that the provision of SFAS No. 154 will have a material effect on the consolidated financial statements.

In June 2006, FIN 48, Accounting for Uncertainty in Income Taxes was issued which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, and earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company does not anticipate that the provisions of FIN 48 will have a material effect on the consolidated financial statements.

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

Although the Company has international operations, the functional currency for all subsidiaries is the U.S. dollar. The Company imports raw materials that are used in its manufacturing operations. The majority of the Company’s purchases is denominated in U.S. dollars and is paid under normal trade terms. In July 2006, the Company began to hedge its foreign currency exposure in Mexico by utilizing weekly forward contracts to cover local payroll costs paid in Mexican pesos.

The table below presents principal (or notional) amounts of debt outstanding at July 1, 2006 and related weighted average variable rates by fiscal year of maturity. The weighted average variable interest rates for fiscal years 2007 through 2011 are estimated based on current rates as of July 1, 2006. These forward rates have been increased by current levels of margins based on the financing agreement with CIT. The Company’s long term debt could increase or decrease depending upon cash needs over the period of time that the financing agreement remains in place with CIT. The JP Morgan Chase Bank prime rate and LIBOR will fluctuate with the market and could go up or down depending on market conditions.

	Fiscal Years						Fair Value July 1, 2006
(In thousands)	2007	2008	2009	2010	2011	Total
Long term debt:
Secured revolving debt	—	—	—	—	$10,069	$10,069	$10,069
Secured term loan	$500	$500	—	—	—	$1,000	$1,000
Average interest rate	8.50%	8.50%	—	—	7.57%	7.65%	—

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Key Tronic Corporation

Spokane Valley, Washington

We have audited the accompanying consolidated balance sheets of Key Tronic Corporation and subsidiaries (the Company) as of July 1, 2006 and July 2, 2005, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended July 1, 2006. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Tronic Corporation and subsidiaries at July 1, 2006 and July 2, 2005, and the results of its operations and its cash flows for each of the three years in the period ended July 1, 2006 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Spokane, Washington
August 10, 2006

KEY TRONIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)	July 1, 2006	July 2, 2005
ASSETS

Current assets:
Cash and cash equivalents	$2,428	$1,463
Trade receivables, less allowance for doubtful accounts of $0 and $158	29,003	24,191
Inventories	36,338	29,712
Other	3,416	3,482

Total current assets	71,185	58,848

Property, plant and equipment, net	9,807	10,011

Other assets:
Restricted cash	874	1,158
Real estate	1,698	1,693
Deferred income tax assets	3,500	—
Other, net of accumulated amortization of $60 and $758	866	426
Goodwill	765	765

Total assets	$88,695	$72,901

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,228	$25,475
Accrued compensation and vacation	4,477	5,241
Current portion of litigation settlement	—	812
Current portion of other long-term obligations	689	735
Other	3,088	3,579

Total current liabilities	39,482	35,842

Long-term liabilities:
Revolving loan	10,069	7,412
Other long-term obligations	1,596	2,008

Total long-term liabilities	11,665	9,420

Commitments and contingencies (Notes 4 and 8)

Shareholders’ equity
Common stock, no par value, authorized 25,000 shares; issued and outstanding 9,750 and 9,694 shares, respectively	38,582	38,426
Accumulated deficit	(1,034)	(10,787)

Total shareholders’ equity	37,548	27,639

Total liabilities and shareholders’ equity	$88,695	$72,901

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended
(In thousands, except per share amounts)	July 1, 2006	July 2, 2005	July 3, 2004
Net sales	$187,699	$202,877	$148,901
Cost of sales	170,395	186,417	135,664

Gross margin	17,304	16,460	13,237

Operating expenses (income):
Research, development and engineering	2,762	2,880	2,583
Selling	2,111	2,229	1,900
General and administrative	6,570	6,966	6,965
Gain on life insurance proceeds	—	(1,060)	—

Operating income	5,861	5,445	1,789

Interest expense, net	1,108	1,144	1,068

Income before income taxes	4,753	4,301	721

Income tax provision (benefit)	(5,000)	(75)	611

Net income	$9,753	$4,376	$110

Earnings per share:
Earnings per common share – basic	$1.00	$0.45	$0.01
Weighted average shares outstanding – basic	9,707	9,684	9,673

Earnings per common share – diluted	$0.97	$0.44	$0.01
Weighted average shares outstanding – diluted	10,070	9,926	9,793

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Deficit
(In thousands)	Shares	Amount		Total
Balances, June 28, 2003	9,673	$38,393	$(15,273)	$23,120
Net income – 2004	—	—	110	110
Exercise of stock options	3	4	—	4

Balances, July 3, 2004	9,676	38,397	(15,163)	23,234

Net income – 2005	—	—	4,376	4,376
Exercise of stock options	18	29	—	29

Balances, July 2, 2005	9,694	38,426	(10,787)	27,639

Net income – 2006	—	—	9,753	9,753
Stock based compensation	—	40	—	40
Exercise of stock options	56	116	—	116

Balances, July 1, 2006	9,750	$38,582	$(1,034)	$37,548

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	July 1, 2006	July 2, 2005	July 3, 2004
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$9,753	$4,376	$110
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	1,890	2,366	2,957
Accretion of deferred gain on sale of building	(78)	(78)	(78)
Provision for obsolete inventory	361	730	162
Provision for doubtful receivables	6	140	—
Provision for (recovery of) warranty	(10)	345	193
(Gain) loss on sale of assets	(101)	149	14
Stock based compensation expense	40	—	—
Deferred income tax benefit	(5,000)	—	—
Changes in operating assets and liabilities:
Trade receivables	(4,818)	108	(7,361)
Inventories	(6,987)	(2,594)	(3,859)
Other assets	1,084	(1,596)	145
Accounts payable	5,753	1,121	11,209
Accrued compensation and vacation	(764)	1,226	(198)
Litigation settlement	(812)	(1,649)	(1,256)
Other liabilities	(351)	1,917	(2,055)

Cash provided (used) by operating activities	(34)	6,561	(17)

Cash flows from investing activities:
Purchase of property and equipment	(1,638)	(2,868)	(1,633)
Proceeds from sale of property and equipment	140	8	4

Cash used by investing activities	(1,498)	(2,860)	(1,629)

Cash flows from financing activities:
Payment of financing costs	(50)	(90)	(35)
Proceeds from exercise of stock options	116	29	4
Proceeds from long-term debt	—	1,500	538
Repayment of long-term debt	(510)	(385)	(641)
Borrowing under revolving credit agreement	202,168	210,152	146,805
Repayment of revolving credit agreement	(199,511)	(213,591)	(145,818)
Decrease (increase) in restricted cash	284	(453)	437

Cash provided (used) by financing activities	2,497	(2,838)	1,290

Increase (decrease) in cash and cash equivalents	965	863	(356)

Cash and cash equivalents, beginning of year	1,463	600	956

Cash and cash equivalents, end of year	$2,428	$1,463	$600

Supplemental cash flow information:
Interest payments	$1,100	$1,100	$865
Income tax payments, net of refunds	$194	$247	$1,015

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

The restricted cash balance includes an approximately $500,000 deposit required by the State of Washington for the Company’s estimated maximum workers’ compensation liability for the period in which the Company was self-insured. The Company no longer self insures workers’ compensation liabilities but the deposit is required to be maintained for a number of years into the future. The remaining amounts in restricted cash are amounts in the Company’s bank account that cannot be used for any other purpose than to pay down the Company’s long term revolving line of credit.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable and records an allowance for doubtful accounts, which reduces the receivables to an amount that management reasonably estimates will be collected. A specific allowance is recorded against receivables that are considered to be impaired based on the Company’s knowledge of the financial condition of the customer. In determining the amount of the allowance, the Company considers several factors including the aging of the receivables, the current business environment, and historical experience. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out (FIFO) method. The Company provides for obsolete and non-saleable inventories based on specific identification of inventory against current demand forecasts and recent usage.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated using straight-line methods over the expected useful lives of the assets. Internally constructed molds and dies are depreciated over the expected useful lives of one to two years.

Impairment of Long-lived Assets

The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews assets for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. Impaired assets are reported at the lower of cost or fair value.

Deferred Loan Fees

Deferred loan fees included in other assets are amortized over the term of the related loan agreement.

Accrued Warranty

An accrual is made for expected warranty costs, with the related expense recognized in cost of goods sold. Management reviews the adequacy of this accrual quarterly based on historical analyses and anticipated product returns.

Self-funded Insurance

The Company began to self-fund its domestic employee health plan on June 30, 2004. The Company contracted a separate administrative service company to supervise and administer the program and act as its representative. The Company also insures for claims exceeding $50,000 and if the aggregate annual claims amount to more than 125% of expected claims for the plan year. The Company estimates its exposure for claims incurred but not paid at the end of each reporting period and use historical information supplied by the Company’s insurance carrier and broker to estimate our liability for these claims. This liability is subject to a total limitation that varies based on employee enrollment and factors that are established at each annual contract renewal. Actual claims experience may differ from the Company’s estimates.

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

Revenues and associated costs from engineering design and development services, which are generally performed under contract of short term durations, are recognized only after the completed performance of the service. Revenue from engineering design and development services is approximately two percent of total revenue in fiscal 2006.

Shipping and Handling Fees

The Company classifies costs associated with shipping and handling fees as a component of cost of goods sold. Customer billings related to shipping and handling fees are reported in net sales.

Research, Development and Engineering

Research, development and engineering expenses include unreimbursed EMS costs as well as design and engineering costs associated with the production of EMS programs. Such costs are charged to expense as incurred.

Income Taxes

The Company accounts for income taxes in accordance with provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under the asset and liability method prescribed by SFAS No. 109, deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. Tax credits are accounted for as a reduction of income taxes in the year the credit originates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that will likely be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs. Management has no intent to repatriate undistributed earnings of its foreign subsidiaries. Therefore, the determination of the unrecognized deferred tax liability on foreign subsidiary undistributed earnings is not practicable.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method. The computation assumes the proceeds from the exercise of stock options were used to repurchase common shares at the average market price during the period. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of common stock equivalent shares that would have an antidilutive effect on earnings per share.

Foreign Currency Transactions

The functional currency of the Company’s subsidiaries in Mexico, China and its former operating subsidiary in Ireland is the U.S. dollar. Realized foreign currency transaction gains and losses are included in general and administrative expenses.

Fair Value of Financial Instruments

The carrying values of financial instruments reflected on the balance sheets at July 1, 2006 and July 2, 2005, reasonably approximate their fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is estimated to be $11.1 million and $8.9 million, respectively, as of July 1, 2006 and July 2, 2005, which approximates the carrying values.

Stock-based Compensation

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

The Company adopted SFAS No. 123R using the modified prospective method. Under this transition method, compensation cost recognized in fiscal year 2006 of $40,000 includes the cost for all share-based awards granted prior to, but not yet vested as of July 2, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated. The Company did not grant any stock options in fiscal 2006. As of July 1, 2006, there was $6,000 of total unrecognized compensation costs related to remaining unvested stock options. These costs will be recognized over the next two quarters.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year financial statement presentation. Such reclassifications had no impact on previously reported net income or shareholders’ equity.

Goodwill

The Company records intangible assets that are acquired individually or with a group of other assets in the financial statements at acquisition. Goodwill is tested for impairment annually. These tests have not indicated an impairment of the Company’s stated goodwill of $765,000.

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued Financial Interpretation 47 (FIN), Accounting for Conditional Asset Retirement Obligations, as an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005. The implementation of FIN 47 did not have a material effect on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 is a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and it is required to be adopted by the Company in the first quarter of fiscal 2007. The Company does not anticipate that the provision of SFAS No. 154 will have a material effect on the consolidated financial statements.

In June 2006, FIN 48 Accounting for Uncertainty in Income Taxes was issued which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, and earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company does not anticipate that the provisions of FIN 48 will have a material effect on the consolidated financial statements.

Fiscal Year

The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2006, 2005, and 2004 ended on July 1, 2006, July 2, 2005, and July 3, 2004, respectively. Fiscal year 2007 will end on June 30, 2007. Fiscal 2006 and 2005 were 52 week years and fiscal 2004 was a 53 week year.

2. INVENTORIES

Components of inventories were as follows:

	July 1, 2006	July 2, 2005
	(in thousands)
Finished goods	$5,429	$10,932
Work-in-process	3,026	3,414
Raw materials	29,552	18,531
Reserve for obsolescence	(1,669)	(3,165)

	$36,338	$29,712

3. PROPERTY, PLANT AND EQUIPMENT

	Life	July 1, 2006	July 2, 2005
	(in years)	(in thousands)
Land	—	$970	$970
Buildings and improvements	3 to 30	11,107	10,179
Equipment	1 to 10	38,170	50,940
Furniture and fixtures	3 to 5	5,261	6,259

		55,508	68,348
Accumulated depreciation		(45,701)	(58,337)

		$9,807	$10,011

In July 2005, the Company completed its transition of operations in Las Cruces, New Mexico to its Juarez, Mexico facility. The Las Cruces real estate is listed for sale and the associated net book value of $1.7 million is separately classified on the balance sheet.

In December 2000, the Company sold its headquarters building, located in Spokane, Washington. In conjunction with the sale, the Company entered into a ten year lease back agreement for a portion of the building. The gain on the sale of the building was deferred under other long-term obligations and is amortized to offset lease expenses over the remaining lease term.

4. LONG-TERM DEBT

The Company has entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $25 million is secured by the assets of the Company. The interest rate provisions allow for a variable rate based on either the prime rate or a set LIBOR rate on specific short term traunches. The agreement specifies four alternative levels of margin to be added to these base rates depending on compliance with certain financial covenants. The range of interest being paid to CIT on outstanding balances was 7.46%– 8.25% as of July 1, 2006. The Company successfully negotiated a decrease in the level of margin added in a loan agreement amendment signed in August 2006. The agreement and subsequent amendments contain financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. The revolving loan matures August 22, 2009. As of July 1, 2006, the Company was in compliance with all loan covenants. At July 1, 2006, the outstanding revolving loan balance was $10.1 million compared to $7.4 million at fiscal year end July 2, 2005. Based on eligible collateral, approximately $13.3 million was available to draw from the revolving line of credit as of July 1, 2006.

In addition to the Company’s revolving credit facility payment obligations, the Company has outstanding a $1.0 million term loan with CIT which is included in other long term liabilities. The loan requires ratable principal payments over the next two years with a variable rate of 8.50% at July 1, 2006. The term loan was used to purchase the new Juarez, Mexico manufacturing facility in May 2005 and is collateralized by the real estate in Las Cruces, New Mexico.

5. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
	(in thousands)
Current income tax expense (benefit):
Federal	$—	$—	$—
Foreign	—	(75)	611
State	—	—	—

	—	(75)	611

Deferred income tax expense (benefit):
Federal	2,184	810	(464)
Foreign	—	—	—
State	66	90	(16)

	2,250	900	(480)
Change in valuation allowance	(7,250)	(900)	480

	(5,000)	—	—

Total income tax expense (benefit)	$(5,000)	$(75)	$611

The Company had income tax expense (benefit) in the fiscal years ended July 1, 2006, July 2, 2005 and July 3, 2004 approximating $(5.0) million, $(75) thousand and $611 thousand, respectively. The income tax benefit in 2006 related to the recognition of a portion of the domestic deferred tax assets, including NOLs, in accordance with SFAS 109. Management assessed the Company’s recent operating levels and the sources of future taxable income and determined it was more likely than not that the Company will utilize a portion of their deferred tax assets and NOLs in the carryfoward period. Thus, management has determined that a valuation allowance approximating 80% of the total net domestic deferred tax asset is appropriate at this time.

The foreign tax provisions (benefits) for fiscal years ended July 2, 2005 and July 3, 2004 are the result of earnings of foreign subsidiaries. The benefit in 2005 primarily related to a revision of the Mexican subsidiaries intercompany transfer pricing agreements, based upon new transfer price studies in the fourth quarter of fiscal 2005, application of certain Mexican tax credits and a reduction in statutory rates in Mexico. The tax provision in 2004 related to the former intercompany transfer rates and higher statutory rates.

The Company does not provide for domestic income taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are not intended by management to be repatriated in the foreseeable future. Determination of the amount of the unrecognized deferred tax liability on these undistributed earnings is not practicable.

The Company’s effective tax rate differs from the federal tax rate as follows:

	Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
	(in thousands)
Federal income tax expense at statutory rates	$1,616	$1,462	$245
Effect of foreign vs. domestic taxes	(550)	(574)	110
State tax (net of federal effect)	48	43	7
Life insurance	—	(274)	65
Expired NOLs	1,176	—	—
Other	(40)	168	(296)
Change in valuation allowance	(7,250)	(900)	480

Income tax provision (benefit)	$(5,000)	$(75)	$611

The domestic and foreign components of income (loss) before income taxes were:

	Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
	(in thousands)
Domestic	$3,181	$2,874	$(709)
Foreign	1,572	1,427	1,430

Income before income taxes	$4,753	$4,301	$721

Deferred income taxes result from temporary differences in the timing of recognition of revenue and expenses. Deferred income tax assets and liabilities consist of the following at:

	July 1, 2006	July 2, 2005
	(in thousands)
Inventory	$1,107	$1,467
Vacation accrual	320	341
Litigation settlement	—	276
Other	205	316
Net operating loss carryforwards	1,095	—

Current deferred income tax assets	2,727	2,400
Current portion of valuation allowance	(1,227)	(2,400)

Current deferred income tax assets, net of valuation allowance	$1,500	$—

Depreciation and amortization	$(740)	$(261)
State deferred taxes	524	597
Net operating loss carryforwards	18,313	20,317
Tax credit carryforwards	388	388
Other	238	259

Noncurrent deferred income tax assets	18,723	21,300
Valuation allowance, net of current portion	(15,223)	(21,300)

Noncurrent deferred income tax assets, net of valuation allowance	$3,500	$—

Total deferred income tax assets	$5,000	$—

At July 1, 2006, the Company had net operating loss carryforwards approximating $56.5 million. The remaining net operating loss carryforwards expire in varying amounts through 2026. The Company also has general business credits and alternative minimum tax credits approximating $169,000 and $220,000, respectively. The general business credits expire in varying amounts from fiscal years ending in years 2007 through 2009 and the alternative minimum tax credits do not expire. Utilization of net operating loss carryforwards would be limited in the event the Company’s ownership changes more than 50% in a three-year period.

6. EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by including both the weighted-average number of shares outstanding and any dilutive common share equivalents in the denominator. The following table presents a reconciliation of the denominator and the number of antidilutive common share options that were not included. These antidilutive securities occur when options outstanding have an option price greater than the average market price for the period.

	Years Ended
	July 1, 2006	July 2, 2005	July 3, 2004
Total weighted average shares – basic	9,707,020	9,684,399	9,673,128
Effect of dilutive common stock options	362,871	241,355	119,707

Total weighted average shares – diluted	10,069,891	9,925,754	9,792,835

Antidilutive options not included in diluted earnings per share	896,800	930,150	1,759,391

7. STOCK OPTION AND BENEFIT PLANS

The Company has executive stock option plans for certain key employees. Options under these plans vest over one to five years and become exercisable as they vest. Options under the plans become exercisable in full immediately prior to the occurrence of a “Change in Control” as defined in the plan documents. The Company has reserved 2,795,000 shares for issuance under these plans. As of July 1, 2006, 1,655,800 options were outstanding of which 1,653,300 shares were exercisable. There are 84,867 shares available for future grant under these option plans. These options expire five to ten years from the date of grant or date of vesting.

The Company also has a stock option plan for “Nonemployee Directors.” Options under this plan vest over a three-year period and are exercisable as they vest. The Company has reserved 300,000 shares for issuance under this plan. As of July 1, 2006, 269,650 options were outstanding of which 257,325 shares were exercisable. There are no shares available for future grant under this plan. These options expire five to ten years from the date of grant or date of vesting.

On July 3, 2005, the Company adopted SFAS No. 123R and compensation expense for options totaled approximately $40,000 in fiscal 2006. There was no compensation expense incurred in conjunction with options issued in fiscal years 2005 or 2004.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS No. 123 to all of its share-based compensation awards for periods prior to the adoption of SFAS No. 123R, (in thousands, except per share data):

	Years Ended
	July 2, 2005	July 3, 2004
	(in thousands, except per share information)
Net income as reported	$4,376	$110
Add: Stock-based employee compensation
Expense in reported net income	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(93)	(130)

Pro forma net income (loss)	$4,283	$(20)

Earnings (loss) per share:
Basic – as reported	$0.45	$0.01
Diluted – as reported	$0.44	$0.01
Basic – pro forma	$0.44	$(0.00)
Diluted – pro forma	$0.43	$(0.00)

The following table summarizes option activity from July 2, 2005 through July 1, 2006:

	Shares Available For Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at July 2, 2005	149,667	1,985,650		$4.22	4.6
Expiration of option plan	(84,867)	—
Options canceled	3,700	(3,700)		$5.14
Options exercised	—	(56,500)		$2.04

Balance at July 1, 2006	68,500	1,925,450	$1,422	$4.28	3.6

Exercisable at July 1, 2006	—	1,910,625	$1,413	$4.29	3.6

The following is a summary of plan activity:

	Price Range	Number Of Options	Weighted Average Exercise Price
Outstanding, June 28, 2003	$2.75 to $16.25	2,086,086	$4.44
Granted during 2004	$2.20	37,500	$2.20
Exercised	$1.15	(3,333)	$1.15
Canceled	$1.15 to $ 9.50	(48,362)	$7.62

Outstanding, July 3, 2004	$1.15 to $16.25	2,071,891	$4.33

Granted during 2005	$2.96 to $ 3.40	29,650	$3.33
Exercised	$1.15 to $ 2.81	(18,000)	$1.61
Canceled	$1.15 to $ 9.50	(97,891)	$6.78

Outstanding, July 2, 2005	$1.15 to $16.25	1,985,650	$4.22

Exercised during 2006	$1.15 to $ 2.81	(56,500)	$2.04
Canceled	$5.03 to $ 5.63	(3,700)	$5.14

Outstanding July 1, 2006	$1.15 to $16.25	1,925,450	$4.28

Additional information regarding options outstanding as of July 1, 2006, is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs.)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$1.15 - $ 1.73	105,000	4.4	$1.17	105,000	$1.17
$ 1.74 -$ 2.60	167,500	4.1	$2.10	167,500	$2.10
$ 2.61 -$ 3.92	756,150	4.5	$2.81	741,325	$2.80
$ 3.93 -$ 5.89	680,800	2.9	$5.07	680,800	$5.07
$ 5.90 -$ 8.85	151,000	2.7	$7.54	151,000	$7.54
$13.31 - $16.25	65,000	0.6	$16.25	65,000	$16.25

$ 1.15 - $16.25	1,925,450	3.6	$4.28	1,910,625	$4.29

The Company also has a defined contribution plan (401(k)) available to U.S. employees who have attained age 21. The Company contributes an amount equal to 100% of the employee’s contribution on the first 3% of the employee’s compensation and an additional 50% of the employee’s contribution on the following 2% of the employee’s compensation. Company contributions to the plan were $418,372, $380,153, and $370,336 in fiscal years 2006, 2005 and 2004, respectively.

8. COMMITMENTS AND CONTINGENCIES

Leases: The Company has operating leases for certain equipment and production facilities, which expire at various dates during the next six years. Future minimum payments under non-cancelable operating and capital leases with initial or remaining terms of one year or more at July 1, 2006, are summarized as follows (in thousands):

Fiscal Years Ending	Operating Leases	Capital Leases
2007	$3,145	$6
2008	2,133	6
2009	1,705	5
2010	1,325	—
2011	1,048	—
Thereafter	30	—

Total minimum lease payments	$9,386	17

Amount representing interest		(2)

Present value of lease payments		15
Current portion		6

Capital lease obligations, net of current portion		$9

Rental expenses under operating leases were approximately $4.3 million, $4.5 million, and $5.0 million in 2006, 2005, and 2004, respectively.

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

Components of the reserve for warranty costs during 2006, 2005, and 2004 were as follows:

Balance at June 28, 2003	$161,144
Additions related to current period sales	192,715
Warranty costs incurred in the period	(180,127)

Balance at July 3, 2004	173,732
Additions related to current period sales	345,226
Warranty costs incurred in the period	(273,103)

Balance at July 2, 2005	245,855
Recovery related to current period sales	(9,900)
Warranty costs incurred in the period	(145,955)

Balance at July 1, 2006	$90,000

Litigation: The Company may be party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow.

Indemnification Rights: Under the Company’s Bylaws, the Company’s directors and officers have certain rights to indemnification by the Company against certain liabilities that may arise by reason of their status or service as directors or officers. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers and former directors in certain circumstances.

9. ENTERPRISE-WIDE DISCLOSURES

Management organizes its business around EMS and keyboards based on geographic area. These businesses have been aggregated into one segment as each has similar economic characteristics, and the nature of the business, its production processes, customers and distribution methods are similar.

Of the revenues for the years ended July 1, 2006, July 2, 2005, and July 3, 2004, EMS sales were $180.4 million, $192.8 million, and $135.5 million, respectively. Keyboard sales for the years ended July 1, 2006, July 2, 2005, and July 3, 2004 were $7.3 million, $10.1 million, and $13.4 million, respectively.

Net sales and long-lived assets (property, plant, and equipment) by geographic area as of and for the years ended July 1, 2006, July 2, 2005, and July 3, 2004 are summarized in the following table. Net sales set forth below are based on the shipping destination.

	Domestic (U.S.)	Foreign	Total
	(in thousands)
2006
Net sales	$173,978	$13,721	$187,699
Long-lived assets	$8,184	$1,623	$9,807
2005
Net sales	$187,063	$15,814	$202,877
Long-lived assets	$9,348	$663	$10,011
2004
Net sales	$134,413	$14,488	$148,901
Long-lived assets	$10,153	$978	$11,131

For the year ended July 1, 2006, 56.3% of the Company’s foreign net sales were to customers in Switzerland, 23.8% were to Asia, 13.2% were to Canada, and the remaining 6.7% were spread among customers in other parts of Europe and Australia.

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

Significant Customers

The following customers accounted for 10% or more of consolidated revenues in the three fiscal years presented below:

	Fiscal Year
	2006	2005	2004
Zebra Technologies Corporation	20%	19%	12%
International Game Technology, Inc.	18%	14%	4%
Lexmark International, Inc.	17%	19%	14%
The Clorox Company	8%	8%	16%
Transaction Printer Group, Inc.	6%	9%	10%

Accounts receivable related to these customers represented approximately 21%, 16%, 21%, 2%, and 8%, respectively of the Company’s total accounts receivable balance as of July 1, 2006.

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

10. QUARTERLY FINANCIAL DATA

(Unaudited)

	Year Ended July 1, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$44,250	$45,360	$45,567	$52,522
Gross profit	3,852	4,100	3,977	5,375
Income before income taxes	709	1,011	917	2,116
Net income	702	1,018	917	7,116
Earnings per common share-basic	0.07	0.10	0.09	0.73
Earnings per common share-diluted	0.07	0.10	0.09	0.71
Weighted average shares outstanding
Basic	9,696	9,703	9,705	9,724
Diluted	10,140	10,022	10,064	10,093

	Year Ended July 2, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$48,774	$51,226	$49,726	$53,151
Gross profit	3,548	3,991	4,050	4,871
Income before income taxes	383	610	762	2,546
Net income	266	490	852	2,768
Earnings per common share-basic	0.03	0.05	0.09	0.29
Earnings per common share-diluted	0.03	0.05	0.09	0.28
Weighted average shares outstanding
Basic	9,677	9,681	9,687	9,692
Diluted	9,914	9,966	9,901	9,939

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A: CONTROLS AND PROCEDURES

a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

b)	There have been no changes in the Company’s internal controls over financial reporting during the quarter ended July 1, 2006 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B: OTHER INFORMATION

None

PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DALE F. PILZ – Director, Chairman of the Board

Dale F. Pilz, age 80, has served as Chairman of the Board since January 2000 and has been a director of the Company since April 1992. Mr. Pilz was Chief Executive Officer of Flowind Corporation from 1986 to 1990. He served as President of Omninet Corporation from 1985 to 1986. Prior to that, Mr. Pilz was Chief Executive Officer and President of GTE Sprint Communications from 1983 to 1985 and also served as Chief Executive Officer and President of GTE Spacenet Corporation from 1983 to 1985.

WENDELL J. SATRE - Director

Wendell J. Satre, age 88, has been a director of the Company since 1988 and served as Chairman of the Board of Directors from July 1991 through August 1995. Mr. Satre also served as a director from 1983 through 1986 and served as President and CEO of the Company from August 1991 through February 1992. Mr. Satre is the retired Chairman of the Board and Chief Executive Officer of the Washington Water Power Company (now Avista Corp.), a public utility headquartered in Spokane, Washington. Mr. Satre also serves on the Board of Directors of Output Technology Corporation and The Coeur d’Alenes Company.

YACOV A. SHAMASH - Director

Yacov A. Shamash, age 56, has been a director of the Company since 1989. He has been the Dean of Engineering and Applied Sciences at the State University of New York campus at Stony Brook since 1992. Professor Shamash developed and directed the NSF Industry/University Cooperative Research Center for the Design of Analog/Digital Integrated Circuits from 1989 to 1992 and also served as Chairman of the Electrical and Computer Engineering Department at Washington State University from 1985 until 1992. Dr. Shamash also serves on the Board of Directors of American Medical Alert Corp, Netsmart Technologies, Inc., and APDN.

WILLIAM E. TERRY - Director

William E. Terry, age 73, has been a director of the Company since August 1992. Mr. Terry retired from Hewlett-Packard in November 1993 where he served in a number of executive positions during the prior 36 years. He is a Trustee of Santa Clara University and also serves on the Board of Directors of Altera Corporation.

PATRICK SWEENEY- Director

Patrick Sweeney, age 71, has been a director of the Company since July 2000. Mr. Sweeney was President and CEO of Hadco Corporation from 1991 through 1995 and formerly served as Hadco’s Vice President/Chief Financial Officer and Vice President of Operations. Prior to that Mr. Sweeney was the Vice President of International Manufacturing at Wang - USA from 1981 through 1986 and also served as Managing Director of Ireland for Digital and as Plant Manager of its Galway and Clonmel divisions. Mr. Sweeney also serves on the Board of Directors of Aimware, Info. Mosaic and Photo Machining Inc., and Event Medical (Ireland).

JACK W. OEHLKE - Director, President and Chief Executive Officer

Jack W. Oehlke, age 60, has been President and Chief Executive Officer of the Company since June 1997. From October 1995, he served as Chief Operating Officer. Previously, he served as Senior Vice President of Operations from January 1995 to October 1995 and Vice President of Manufacturing Operations of the Company from December 1993 to January 1995. Mr. Oehlke served as Director of Operations, Director of Quality and in various management positions within manufacturing, engineering and quality functions of the Microswitch Division of Honeywell, Inc. from 1968 to 1993. Mr. Oehlke has a Bachelor of Science Degree in Industrial Technology from the University of Wisconsin at Menomonie.

RONALD F. KLAWITTER - Executive Vice President of Administration and Chief Financial Officer

Mr. Klawitter, age 54, has been Executive Vice President of Administration, CFO, and Treasurer since July 1997. Previously he was Vice President of Finance, Secretary and Treasurer of the Company since October 1995. He was Acting Secretary from

November 1994 to October 1995 and Vice President of Finance and Treasurer from 1992 to October 1995. From 1987 to 1992, Mr. Klawitter was Vice President, Finance at Baker Hughes Tubular Service, a subsidiary of Baker Hughes, Inc. He has a BA degree from Wittenberg University and is a Certified Public Accountant.

CRAIG D. GATES - Executive Vice President and General Manager

Mr. Gates, age 47, has been Executive Vice President and General Manager since August 2002. Previously he was Executive Vice President of Marketing, Engineering and Sales since July 1997. He served as Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana. From 1982 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch.

EFREN R. PEREZ – Vice President of S.W. Operations

Mr. Perez, age 66, has served as Vice President of S.W. Operations since July 1997. Previously he was the Managing Director of S.W. Operations from July 1996 to July 1997 and Director of S.W. Operations from July 1995 to June 1996. Following the Company’s acquisition of the Honeywell, Inc. Keyboard Division, Mr. Perez served as Plant Manager in Juarez from July 1993 to July 1995. He served as Plant Manager in Juarez for the Keyboard Division of Honeywell, Inc. from February 1989 to July 1993. Mr. Perez is a graduate of the University of Mexico with a B.S. in Physics.

GEORGE R. ALFORD – Vice President of Materials

George R. Alford, age 53, has been Vice President of Materials of the Company since July 2006. From August 2005 to July 2006 he served as Director of Materials (HID Group) at Cooper Industries. From October 2000 to August 2005, he served in various procurement and materials management positions with Solectron Corporation. Mr. Alford has a B.S. in Industrial Technology and a M.A. in Management from Middle Tennessee State University and a J.D. in Civil Law from Nashville School of Law.

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

Item 11: EXECUTIVE COMPENSATION

Information appearing under the caption “Executive Compensation” in the Company’s 2006 Proxy Statement is incorporated herein by this reference.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of July 1, 2006.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,625,950	$4.64	0
Equity compensation plans not approved by security holders(1)	299,500	$2.34	68,500

Total	1,925,450	$4.28	68,500

(1)	Consists of the Key Tronic Corporation 2000 Employee Stock Option Plan

Information under the caption “Beneficial Ownership of Securities” in the Company’s 2006 Proxy Statement is incorporated herein by this reference.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing under the caption “Certain Relationships and Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2006 Proxy Statement is incorporated herein by this reference.

Item 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Principal Accountant Fees and Services” in the Company’s 2006 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

2. SCHEDULES

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	19
II. Consolidated Valuation and Qualifying Accounts	41

Other schedules are omitted because of the absence of conditions under which they are required, or because required information is given in the financial statements or notes thereto.

3. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, incorporated by reference to the Exhibits to the Company’s form 10-K for the year ended June 30, 1986

3.2	Bylaws, as amended, incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 30, 1986

10.1*	Executive Stock Option Plan, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended June 30, 1986

10.2*	Amended and Restated 1990 Stock Option Plan for Non-Employee Directors, as amended, incorporated by reference to the Company’s 1997 Proxy Statement (dated October 10, 1997), pages 14-17

10.3*	1995 Executive Stock Option Plan, incorporated by reference to the Company’s 1995 Proxy Statement, pages 19-22

10.4*	2000 Employee Stock Option Plan, incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.5*	Officers’ Employment Contracts, incorporated by reference to the Company’s 1998 Proxy Statement, pages 10 and 11

10.6*	Employment Contract with Michael D. Chard, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended July 1, 2000

10.7*	Addenda to Officers’ Employment Contracts, incorporated by reference to Exhibits to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.8*	Description of Retention Bonus Plan, incorporated by reference to the Exhibits to the Company’s 10-Q for the quarter ended December 28, 2002

10.9*	Addenda to Officers’ Employment Contracts, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended June 29, 2002

10.10	Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended September 29, 2001

10.11	First and Second Amendments to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 29, 2002

10.12	Third Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended December 29, 2002

10.13	Fourth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 28, 2003

10.14	Fifth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended December 27, 2003

10.15	Sixth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended April 3, 2004

10.16	Seventh Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended July 3, 2004

10.17	Eighth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s From 10-K for the year ended July 3, 2004

10.18	Ninth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended October 2, 2004

10.19	Tenth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibit to the Company’s Form 8-K filed April 4, 2005

10.20	Promise to execute a Purchase and Sale Agreement with Key Safety Systems de Mexico, S.A. de C.V., incorporated by reference to the Exhibit to the Company’s Form 8-K filed April 26, 2005

10.21	Summary of material terms and conditions of the Purchase and Sale Agreement with Key Safety Systems de Mexico, S.A. de C.V., incorporated by reference to the Exhibit to the Company’s Form 8-K filed June 6, 2005

10.22	Twelfth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibit to the Company’s Form 8-K filed September 7, 2006

10.23*	Summary of Key Tronic Corporation Incentive Compensation Plan, incorporated by reference to Exhibit 10.23* the Company’s Form 10-K for the year ended July 2, 2005

10.24*	Summary of Key Tronic Corporation Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 27, 2005

10.25*	Employment Contract between Key Tronic Corporation and George Robert Alford, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 26, 2006

10.26*	Summary of Incentive Compensation Plan Performance goals and Target Payments for fiscal year 2007, incorporated by reference to the Company’s Form 8-K filed July 28, 2006

10.27*	Summary of Fiscal Years 2007 – 2009 Long Term Incentive Plan Performance Measures and Awards, incorporated by reference to the Company’s From 8-K filed July 28, 2006

21.	Subsidiaries of Registrant, submitted herewith

23.1	Consent of Independent Registered Public Accounting Firm, submitted herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, submitted herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, submitted herewith

32.1	Section 1350 Certification of Chief Executive Officer, submitted herewith

32.2	Section 1350 Certification of Chief Financial Officer, submitted herewith

*	Management contract or compensatory plan or arrangement

PART IV

SCHEDULE II

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

FISCAL YEARS ENDED JULY 1, 2006, JULY 2, 2005, AND

JULY 3, 2004

	2006	2005	2004
	(in thousands)
Allowance for Obsolete Inventory
Balance at beginning of year	$3,165	$3,181	$3,513
Provisions	361	730	162
Dispositions	(1,857)	(746)	(494)

Balance at end of year	$1,669	$3,165	$3,181

Allowance for Doubtful Accounts
Balance at beginning of year	$158	$60	$105
Provisions	6	140	—
Write-offs	(164)	(42)	(45)

Balance at end of year	$0	$158	$60

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 18, 2006

KEY TRONIC CORPORATION

By:	/s/ Jack W. Oehlke
Jack W. Oehlke, Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Jack W. Oehlke	September 18, 2006
Jack W. Oehlke	Date
(Director, President and Chief Executive Officer)

/s/ Ronald F. Klawitter	September 18, 2006
Ronald F. Klawitter	Date
(Principal Financial Officer)

/s/ Dale F. Pilz	September 18, 2006
Dale F. Pilz	Date
(Director, Chairman of the Board)

/s/ Wendell J. Satre	September 18, 2006
Wendell J. Satre	Date
(Director)

/s/ Yacov A. Shamash	September 18, 2006
Yacov A. Shamash	Date
(Director)

/s/ Patrick Sweeney	September 18, 2006
Patrick Sweeney	Date
(Director)

/s/ William E. Terry	September 18, 2006
William E. Terry	Date
(Director)