Form 10-Q
period 2006-09-30
KEY TRONIC CORP
filed 2006-11-13
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 2006

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

Yes  ☐    No  ☑

At October 27, 2006, 9,903,878 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

Index

		Page No.
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Consolidated Balance Sheets – September 30, 2006 (Unaudited) and July 1, 2006	3

	Consolidated Statements of Earnings (Unaudited) Three Months Ended September 30, 2006 and October 1, 2005	4

	Consolidated Statements of Cash Flows (Unaudited) Three Months Ended September 30, 2006 and October 1, 2005	5

	Notes to Consolidated Financial Statements	6-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION:	16

Item 1.	Legal Proceedings*

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds*

Item 3.	Defaults upon Senior Securities*

Item 4.	Submission of Matters to a Vote of Security Holders*

Item 5.	Other Information*

Item 6.	Exhibits	16

Signatures		17

*	Items are not applicable

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	July 1, 2006
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,427	$2,428
Trade receivables	29,209	29,003
Inventories	37,555	36,338
Other	3,925	3,416

Total current assets	72,116	71,185

Property, plant and equipment - net	9,740	9,807

Other assets:
Restricted cash	693	874
Real estate	1,698	1,698
Deferred income tax assets	3,500	3,500
Goodwill	765	765
Other (net of accumulated amortization of $72 and $60)	839	866

Total other assets	7,495	7,703

Total assets	$89,351	$88,695

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$26,903	$31,228
Accrued compensation and vacation	3,349	4,477
Current portion of other long-term obligations	690	689
Other	2,131	3,088

Total current liabilities	33,073	39,482

Long-term liabilities:
Revolving loan	15,301	10,069
Other long-term obligations	1,589	1,596

Total long-term liabilities	16,890	11,665

Total liabilities	49,963	51,147

Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, no par value - shares authorized 25,000; issued and outstanding 9,904 and 9,750	39,003	38,582
Retained earnings (deficit)	385	(1,034)

Total shareholders’ equity	39,388	37,548

Total liabilities and shareholders’ equity	$89,351	$88,695

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
	September 30, 2006	October 1, 2005
	(in thousands, except per share amounts)
Net sales	$55,512	$44,250
Cost of sales	50,218	40,398

Gross profit on sales	5,294	3,852

Operating expenses:
Research, development and engineering	893	662
Selling	520	568
General and administrative	2,064	1,652

Total operating expenses	3,477	2,882

Operating income	1,817	970
Interest expense	333	261

Income before income tax provision	1,484	709
Income tax provision	65	7

Net income	$1,419	$702

Earnings per share – basic and diluted:	$0.14	$0.07
Weighted average shares outstanding - basic	9,842	9,696
Weighted average shares outstanding - diluted	10,458	10,140

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30, 2006	October 1, 2005
	(in thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$1,419	$702
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	444	437
Provision for doubtful accounts	—	30
Provision for obsolete inventory	85	46
Provision for warranty	30	30
(Gain) loss on disposal of assets	(1)	7
Stock based compensation expense	5	20
Changes in operating assets and liabilities:
Trade receivables	(206)	5,236
Inventories	(1,302)	2,858
Other assets	(461)	3
Accounts payable	(4,325)	(6,533)
Accrued compensation and vacation	(1,128)	(1,881)
Litigation settlement	—	(812)
Other liabilities	(847)	(1,305)

Cash used in operating activities	(6,287)	(1,162)
Cash flows from investing activities:
Purchase of property and equipment	(369)	(897)
Proceeds from sale of property and equipment	2	7

Cash used in investing activities	(367)	(890)
Cash flows from financing activities:
Payment of financing costs	(50)	(50)
Repayment of long term debt	(126)	(109)
Borrowings under revolving credit agreement	63,130	55,195
Repayment of revolving credit agreement	(57,898)	(51,687)
Decrease (increase) in restricted cash	181	(915)
Proceeds from exercise of stock options	416	20

Cash provided by financing activities	5,653	2,454

Net increase (decrease) in cash and cash equivalents	(1,001)	402
Cash and cash equivalents, beginning of period	2,428	1,463

Cash and cash equivalents, end of period	$1,427	$1,865

Supplemental cash flow information:
Interest payments	$215	$235
Income tax payments (receipts), net of refunds	$(65)	$(146)

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006.

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarters ended September 30, 2006 and October 1, 2005 were 13 week periods.

2.	INVENTORIES

The components of inventories consist of the following:

	September 30, 2006	July 1, 2006
	(in thousands)
Finished goods	$7,865	$5,429
Work-in-process	3,332	3,026
Raw materials and supplies	28,030	29,552
Reserve for obsolescence	(1,672)	(1,669)

	$37,555	$36,338

6.	REVOLVING LOAN

The Company has entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $25 million. The revolving loan is secured by the assets of the Company. The interest rate provisions allow for a variable rate based on either the prime rate or LIBOR rate. The agreement specifies four alternative levels of margin to be added to each of these base rates depending on the Company’s earnings before interest, taxes, depreciation and amortization. Interest rates on the balances on outstanding contracts ranged from 6.87% to 8.25% on September 30, 2006. The increase in rates from the first quarter of 2006 is on related to increases in published prime and LIBOR rates, offset in part by up to a one percentage point decrease in the margin added by CIT to these base rates.

The agreement and subsequent amendments contain a financial covenant that relates to a minimum fixed charge ratio. The Company is in compliance with its loan covenant. The revolving loan matures August 22, 2009. As of September 30, 2006, based on the Company’s collateral, approximately $7.3 million was available to draw from the revolving line of credit.

4.	INCOME TAXES

The Company has domestic income tax loss carryforwards of approximately $56.5 million at July 1, 2006. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. In accordance with SFAS No. 109, management assessed the Company’s recent operating levels and the sources of future taxable income to estimate a partial valuation allowance. Based on projected future operations, management has determined that the net deferred tax asset of approximately $5.0 million continues to be appropriate. Therefore, the Company released a portion of the valuation allowance against the net deferred tax asset, in effect offsetting the domestic tax provision for the quarter.

The Company is currently applying certain tax credits to offset the income tax liabilities of its Mexican subsidiaries. Accordingly, the income tax provisions for the first quarters of 2007 and 2006 are attributable primarily to taxable earnings of its foreign subsidiary in China.

5.	EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding during the period. Basic and diluted EPS is as follows:

	Three Months Ended
	(in thousands, except per share information)
	September 30, 2006	October 1, 2005
Net income	$1,419	$702
Weighted average shares outstanding	9,842	9,696
Basic earnings per share	$0.14	$0.07

Diluted shares outstanding	10,458	10,140
Diluted earnings per share	$0.14	$0.07

There were approximately 173,000 and 860,000 antidilutive stock options not included in the diluted shares outstanding for the quarters ended September 30, 2006 and October 1, 2005, respectively.

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

The Company adopted SFAS No. 123R using the modified prospective method. Under this transition method, compensation cost recognized in the first quarters of fiscal 2007 and 2006 includes the cost for all share-based awards granted prior to, but not yet vested as of July 2, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. The Company did not grant any stock options in fiscal 2007 and 2006 and does not anticipate future grants. As of September 30, 2006, there was $1,000 of total unrecognized compensation costs related to remaining unvested stock options. This will be recognized over the next quarter.

The following table summarizes option activity from July 1, 2006 through September 30, 2006:

	Shares Available For Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at July 1, 2006	68,500	1,925,450		$4.28	3.6
Options expired	—	(41,000)		$14.15
Options exercised	—	(153,465)		$2.71

Balance at September 30, 2006	68,500	1,730,985	$3,500	$4.14	3.3

Exercisable at September 30, 2006	—	1,718,660	$3,470	$4.14	3.3

Total proceeds from the exercise of stock options was $416,000 and $20,000 during the first quarters of fiscal 2007 and 2006, respectively.

7.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments: The Company has signed a promise to enter into a purchase and sale agreement for a new manufacturing facility in Juarez, Mexico for a purchase price of $1.7 million. The new facility will replace a smaller facility that is currently being leased. The Company had no other material firm commitments for capital expenditures at September 30, 2006.

Leases: The Company leases some of its facilities, certain equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates during the next six years. No new significant leases were entered into during the quarter.

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

Components of the reserve for warranty costs consist of the following:

	Three Months Ended
	September 30, 2006	October 1, 2005
Balance at beginning of period	$90,000	$245,855
Additions related to current period sales	30,000	30,000
Warranty costs incurred in the current period	(22,141)	(109,223)

Balance at end of period	$97,859	$166,632

8.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, Financial Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes was issued which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, and earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company does not anticipate that the provisions of FIN 48 will have a material effect on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The Company has assessed the effect of adopting this guidance and has determined that there will be no impact on our Consolidated Financial Statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of July 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

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

The Company believes that it is well positioned in the EMS industry to expand its customer base and achieve long term growth. Its core strengths include innovative design and engineering expertise in electronics, mechanical engineering, and precision molding and tooling combined with high-quality, low-cost production and assembly from key global locations. This global production capability provides customers with the benefits of improved supply-chain management, reduced inventories, lower transportation costs, and reduced product fulfillment time. The Company has recently increased its manufacturing capacity in China and plans to purchase a new facility in Mexico, which will replace a slightly smaller, leased facility. Combined, these facilities in Mexico and China give the Company production capacity and logistical advantages which should enable it to continue to win new business.

The Company’s sales revenue during the first quarter of fiscal 2007 was slightly higher than revenue during the fourth quarter of the previous fiscal year and was significantly higher when compared to the first quarter of fiscal 2006. Much of the sales growth was driven by increased demand in existing customer programs. The Company continued to increase its year-over-year operating income and earnings through improved material margins and production efficiencies. In addition, the Company is continuing to transition new customer programs that should begin production during fiscal 2007. The Company’s customer relationships involve a variety of products, including consumer electronics and plastics, gaming devices, household products, medical devices, educational toys, specialty printers and printer components, and computer accessories.

The EMS industry is intensely competitive and expanding, and Key Tronic, at this time, has less than 1% of the potential market. The Company is planning for growth in its coming quarters by increasing its worldwide manufacturing capacity and continuing to improve its manufacturing processes. The Company believes that it can continue to win new business. Current challenges facing the Company include the following: continuing to win new programs, balancing production capacity and key personnel in each of our manufacturing locations, improving operating efficiencies, controlling costs and developing competitive pricing strategies, completing the transition to enable our customers to comply with the new European directive on the restriction of the use of hazardous substances in electrical and electronic equipment (RoHS) and increasing interest rates.

Net income for the first quarter of fiscal 2007 was $1.4 million as compared to $702,000 for the first quarter of fiscal 2006. The increase was directly related to increased sales, production efficiencies and favorable product mix. Operating expenses increased by approximately $600,000 during the quarter ended September 30, 2006 as compared to the quarter ended October 1, 2005. The primary reason for the increase was due diligence and related expenses incurred in connection with a potential acquisition that the Company decided not to complete.

Sales for the first quarter of fiscal year 2007 increased 25.5% to $55.5 million compared to $44.3 million for the same period of fiscal year 2006. The increase in sales reflects an overall increase in revenue from existing programs. Sales in the second quarter of fiscal year 2007 are expected to be slightly less than the first quarter and in the range of $50 million to $52 million. While the ramp up of new programs should contribute additional revenue next quarter, many of these programs will still be in their early stages with full production yet to come.

Gross profit as a percentage of sales for the first quarter of 2007 was 9.5% compared to 8.7% for the first quarter of fiscal 2006. The increase resulted from improved production efficiencies and favorable product mix. The level of gross margin is impacted by facility utilization, product mix, timing of the start-up of new programs, pricing within the electronics industry and material costs.

The Company maintains a strong balance sheet with a current ratio of 2.18 and a long-term debt to equity ratio of 0.39. The Company maintains a good working relationship with its asset-based lender, and believes that internally generated funds and the Company’s revolving line of credit will provide adequate capital for current operations and long-term growth.

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

Income Taxes: The Company has domestic income tax loss carryforwards of approximately $56.5 million at July 1, 2006. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. In accordance with SFAS No. 109, management assessed the Company’s recent operating levels and the sources of future taxable income to estimate a partial valuation allowance. Based on projected future operations, management has determined that the net deferred tax asset of $5.0 million continues to be appropriate.

It is possible that future earnings or projections may require adjustments to the valuation allowance on deferred tax assets. If this should occur, an income tax benefit or provision would be recorded which could have a material effect on reported earnings per share in the periods of any adjustment.

RESULTS OF OPERATIONS

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes. The following table presents the percentage relationship to net sales of certain items in the Consolidated Statements of Earnings for the periods indicated.

	First Quarter Ended
	September 30, 2006	October 1, 2005
Net sales	100.0%	100.0%
Cost of sales	90.5	91.3

Gross profit	9.5	8.7

Operating expenses
Research, development and engineering	1.6	1.5
Selling	0.9	1.3
General and administrative	3.7	3.7

Operating income	3.3	2.2
Interest expense	0.6	0.6

Income before income taxes	2.7	1.6
Income tax provision	0.1	0.0

Net income	2.6%	1.6%

Sales

Sales for the first quarter of fiscal year 2007 increased 25.5% to $55.5 million compared to $44.3 million for the same period of fiscal year 2006. The increase in sales reflects an overall increase in revenue from many existing programs. The Company saw increased demand from each of its top five existing customers during the first quarter 2007 when compared to the first quarter of 2006. Sales in the second quarter of fiscal year 2007 are expected to be slightly less than the first quarter and in the range of $50 million to $52 million.

Sales to our largest customers may vary significantly from quarter to quarter depending on the size and timing of customer program commencement, forecasts, delays, modifications, and transitions. The Company remains dependent on continued purchases by its significant customers and most contracts with customers are not firm long-term purchase commitments. The Company seeks to maintain flexibility in production capacity by employing skilled temporary and short-term labor and by utilizing short term leases on equipment and manufacturing facilities. In addition, our capacity and core competencies of surface-mount technology (SMT) for printed circuit assemblies, precision molding, tool making, assembly, and engineering can be applied to a wide variety of products.

Gross Profit

Gross profit as a percentage of sales for the first quarter of 2007 was 9.5% compared to 8.7% for the first quarter of fiscal 2006. The increase resulted from improved production efficiencies and favorable product mix. The improved production efficiencies were mainly achieved based on higher production levels with increased sales. The level of gross margin is impacted by facility utilization, product mix, timing of the start-up of new programs, pricing within the electronics industry and material costs.

The gross profit in the first quarters of fiscal 2007 and 2006 included charges related to changes in the allowance for obsolete inventory. The Company adjusts the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demand and market conditions. The reserves are established on inventory which the Company has determined customers are not contractually responsible for, or on inventory that the Company believes that the customers will be unable to purchase.

Operating Expenses

Total operating expenses were $3.5 million in the first quarter of fiscal year 2007 and $2.9 million in the first quarter of 2006. Operating expenses as a percentage of sales decreased to 6.2% in the first quarter of fiscal 2007 from 6.5% in the first quarter of fiscal 2006. Both the Company’s operating expenses and sales revenue increased when compared to the first quarter of fiscal 2006. The increase in total operating expense was due to increases in general and administrative (G&A) expenses and research, development, and engineering expense (RD&E).

Total G&A expenses were $2.1 million and $1.7 million during the first quarters of fiscal 2007 and 2006, respectively. The primary reason for the increase in G&A was due diligence and related expenses incurred in connection with a potential acquisition that the Company decided not to complete. Acquisition related expenses that occurred during the first quarter of 2007 were $460,000. No further expenses are anticipated in relation to this potential acquisition, nor is the Company planning to further pursue negotiations.

Total RD&E expenses were $893,000 and $662,000 during the first quarters of fiscal 2007 and 2006, respectively. Higher RD&E expenses in the first quarter of fiscal 2007 compared to the first quarter of 2006 were attributable to the costs of the Company hiring additional program managers and engineers to service new customer programs. Selling expenses decreased slightly during the first quarter of fiscal 2007 to $520,000 from $568,000 in the same quarter of fiscal 2006 due to closing the Company’s Ireland sales office.

Interest

Interest expense increased to $333,000 in the first quarter of fiscal year 2007 compared to $261,000 in the first quarter of fiscal year 2006 due to an increase in the average outstanding revolving credit facility balance and an increase in the variable interest rates charged on the balance.

Income Taxes

The Company has domestic income tax loss carryforwards of approximately $56.5 million at July 1, 2006. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. In accordance with SFAS No.

109, management assessed the Company’s recent operating levels and the sources of future taxable income to estimate a partial valuation allowance. Based on projected future operations, management has determined that the net deferred tax asset of $5.0 million continues to be appropriate.

The income tax provision for the first quarters of fiscal year 2007 and 2006 are primarily due to foreign income tax payable on behalf of the Company’s subsidiary in China, as the domestic income tax attributable to current period operations was absorbed by net operating loss carryforwards still covered by deferred tax asset reserves. The Company is applying certain tax credits to offset the tax liabilities of its Mexican subsidiaries during calendar years 2005 and 2006.

Backlog	September 30, 2006	October 1, 2005
Quarter Ended	$50.5 million	$57.2 million

Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Cash used in operating activities was $6.3 million during the first quarter of fiscal year 2007 compared to $1.2 million during the same period of the prior fiscal year. The increase in cash used in operating activities during the first quarter of fiscal 2007 was due to accounts receivables remaining flat and inventory increasing while accounts payable and other current liabilities decreased. The decrease in accounts receivable and inventory for the first quarter of fiscal 2006 was due primarily to a decrease in revenue, whereas during the first quarter of 2007, revenues sequentially increased and the Company is beginning to ramp up new product introductions. Accounts payable continues to decrease as the Company is taking advantage of additional early-pay discounts. The decrease in accrued compensation during the first quarter of fiscal 2007 was the result of the payment during the quarter of incentive compensation that was previously accrued at fiscal year end 2006.

Investing Cash Flow

During the first quarter of fiscal year 2007, the Company spent $369,000 for capital additions compared to $897,000 in the same period in the previous fiscal year. The Company’s capital expenditures are primarily consist of purchases of manufacturing equipment to support its production facilities. The Company also uses leases in acquiring equipment. Operating leases are often utilized when technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. No significant leases were entered into during the first quarter of 2007. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.

Restricted cash includes amounts in the Company’s bank account that must be used to pay down the Company’s long-term revolving line of credit. These amounts will fluctuate daily based on collections.

Financing Cash Flow

The Company has entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility of up to $25 million. During the first quarter of 2007, the Company successfully negotiated a reduction of the margin of interest added to either the prime rate or LIBOR rate. The range of interest on the balances on outstanding contracts was 6.87% to 8.25 % on September 30, 2006. The credit facility matures August 22, 2009. As of September 30, 2006, the Company was in compliance with its loan covenant and based on eligible collateral, approximately $7.3 million was available for the Company to draw from the revolving line of credit. Cash requirements of the Company are affected by the level of current operations and new EMS programs. The Company believes that projected cash from operations, funds available under the revolving credit facility, and leasing capabilities will be sufficient to meet its working and fixed capital requirements for the foreseeable future.

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

Foreign Currency Fluctuations A significant portion of the Company’s operations and customers are in foreign locations. As a result, transactions may occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by the Company could directly or indirectly affect our financial results. Future currency fluctuations are dependent upon a number of factors and cannot be easily predicted. The Company did use forward contracts to successfully hedge foreign currency fluctuations on local payroll at one of its Mexican operations during the first quarter of fiscal 2007. However, there were no outstanding forward contracts or other derivatives as of September 30, 2006.

Although the Company has international operations, the functional currency for all active subsidiaries is the U.S. dollar. The Company imports for its own use raw materials that are used in its manufacturing operations. Substantially all of the Company’s inventory purchases are denominated in U.S. dollars and are paid under normal trade terms.

Stock Price and Dilution Volatility The common stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or to factors relating to the EMS and computer industries or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. As of September 30, 2006, there were outstanding options for the purchase of approximately 1.73 million shares of common stock of the Company, of which options for approximately 1.72 million shares were vested and exercisable. Of the outstanding options, approximately 173,000 have exercise prices higher than the average closing price for the quarter. Holders of the common stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the common stock are exercised.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s major market risk relates to its secured debt. The term and revolving debt is secured by substantially all of the Company’s assets. The interest rates applicable to the Company’s revolving loan fluctuate with the JP Morgan Chase Bank prime rate and LIBOR rates. The Company had no outstanding derivatives or leveraged swap agreements outstanding as of September 30, 2006.

Item 4.	Controls and Procedures

a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

b)	There have been no changes during the quarter covered by this report in the Company’s internal controls over financial reporting during the quarterly period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting or in other factors which could significantly affect internal controls over financial reporting.

PART II. OTHER INFORMATION:

Item 1A.	Risk Factors

Information regarding risk factors appear in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitive and Qualitative Disclosures about Market Risk” of this Form 10-Q.

There are no material changes to the risk factors set forth in Part II Item 7 in the Company’s Annual Report on Form 10-K for the year ended July 1, 2006.

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

KEY TRONIC CORPORATION

/s/ Jack W. Oehlke
Jack W. Oehlke	Date: November 10, 2006
(Director, President and
Chief Executive Officer)

/s/ Ronald F. Klawitter
Ronald F. Klawitter	Date: November 10, 2006
(Principal Financial Officer
Principal Accounting Officer)