Form 10-Q
period 2006-12-30
KEY TRONIC CORP
filed 2007-02-13
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At February 2, 2007, 9,915,295 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

*	Items are not applicable

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 30, 2006	July 1, 2006
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,792	$2,428
Trade receivables, less allowance for doubtful accounts of $536 and $0	26,344	29,003
Inventories	39,266	36,338
Real estate held for sale	1,698	—
Other	4,384	3,416

Total current assets	73,484	71,185

Property, plant and equipment - net	11,422	9,807

Other assets:
Restricted cash	891	874
Real estate	—	1,698
Deferred income tax assets	3,500	3,500
Goodwill	765	765
Other (net of accumulated amortization of $95 and $60)	783	866

Total other assets	5,939	7,703

Total assets	$90,845	$88,695

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$26,810	$31,228
Accrued compensation and vacation	3,034	4,477
Current portion of long-term obligations	690	689
Other	1,896	3,088

Total current liabilities	32,430	39,482

Long-term liabilities:
Revolving loan	17,111	10,069
Other	1,542	1,596

Total long-term liabilities	18,653	11,665

Total liabilities	51,083	51,147

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, no par value - shares authorized 25,000; issued and outstanding 9,915 and 9,750	39,032	38,582
Retained earnings (accumulated deficit)	730	(1,034)

Total shareholders’ equity	39,762	37,548

Total liabilities and shareholders’ equity	$90,845	$88,695

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Second Quarters Ended
	December 30, 2006	December 31, 2005
	(in thousands, except per share amounts)
Net sales	$49,829	$45,360
Cost of sales	45,628	41,260

Gross profit on sales	4,201	4,100

Operating expenses:
Research, development and engineering	865	670
Selling	463	490
General and administrative	2,126	1,654

Total operating expenses	3,454	2,814

Operating income	747	1,286

Interest expense	381	275

Income before income tax provision	366	1,011

Income tax provision (benefit)	21	(7)

Net income	$345	$1,018

Earnings per share – basic and diluted:	$0.03	$0.10
Weighted average shares outstanding - basic	9,915	9,703
Weighted average shares outstanding - diluted	10,390	10,022

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Six Months Ended
	December 30, 2006	December 31, 2005
	(in thousands, except per share amounts)
Net sales	$105,341	$89,610
Cost of sales	95,846	81,658

Gross profit on sales	9,495	7,952

Operating expenses:
Research, development and engineering	1,758	1,332
Selling	983	1,058
General and administrative	4,190	3,306

Total operating expenses	6,931	5,696

Operating income	2,564	2,256

Interest expense	714	536

Income before income tax provision	1,850	1,720

Income tax provision	86	—

Net income	$1,764	$1,720

Earnings per share – basic:	$0.18	$0.18
Weighted average shares outstanding - basic	9,878	9,700

Earnings per share – diluted:	$0.17	$0.17
Weighted average shares outstanding - diluted	10,414	10,086

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 30, 2006	December 31, 2005
	(in thousands)
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net income	$1,764	$1,720
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	879	883
Provision for doubtful accounts	536	30
Provision for obsolete inventory	398	241
Provision for warranty	47	20
Loss (gain) on disposal of assets	1	(16)
Stock based compensation expense	6	31
Changes in operating assets and liabilities:
Trade receivables	2,123	4,283
Inventories	(3,326)	622
Other assets	(893)	207
Accounts payable	(4,418)	(5,113)
Accrued compensation and vacation	(1,443)	(1,758)
Litigation settlement	—	(812)
Other liabilities	(1,000)	(98)

Cash provided by (used in) operating activities	(5,326)	240

Cash flows from investing activities:
Purchase of property and equipment	(2,480)	(1,377)
Proceeds from sale of property and equipment	3	57

Cash used in investing activities	(2,477)	(1,320)

Cash flows from financing activities:
Payment of financing costs	(50)	(50)
Repayment of other liabilities	(252)	(256)
Decrease (increase) in restricted cash	(17)	225
Borrowings under revolving credit agreement	120,351	106,784
Payment of revolving credit agreement	(113,309)	(104,986)
Proceeds from exercise of stock options	444	20

Cash provided by financing activities	7,167	1,737

Net increase (decrease) in cash and cash equivalents	(636)	657

Cash and cash equivalents, beginning of period	2,428	1,463

Cash and cash equivalents, end of period	$1,792	$2,120

Supplemental cash flow information:
Interest payments	$595	$405
Income tax payments, net of refunds	$121	$(93)

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

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarters and six months ended December 30, 2006 and December 31, 2005 were 13 and 26 week periods, respectively.

2. INVENTORIES

The components of inventories consist of the following:

	December 30, 2006	July 1, 2006
	(in thousands)
Finished goods	$10,057	$5,429
Work-in-process	2,988	3,026
Raw materials and supplies	27,804	29,552
Reserve for obsolescence	(1,583)	(1,669)

	$39,266	$36,338

3. REVOLVING LOAN

The Company has entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $25 million. The revolving loan is secured by the assets of the Company. The interest rate provisions allow for a variable rate based on either the JP Morgan Chase prime rate or LIBOR rate. The agreement specifies four alternative levels of margin to be added to each of these base rates depending on achieving certain financial ratios. The range of interest on outstanding balances was 6.87% to 8.25% as of December 30, 2006.

The agreement and subsequent amendments contain a financial covenant that relates to a minimum fixed charge ratio. As of December 30, 2006, the Company is in compliance with its loan covenant. The credit facility matures August 22, 2009. As of December 30, 2006, approximately $3.6 million was available to draw from the revolving line of credit.

4. INCOME TAXES

The Company has domestic tax loss carryforwards of approximately $56.5 million at July 1, 2006. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. In accordance with SFAS No. 109, management assessed the Company’s recent operating levels and the sources of future taxable income to estimate a partial valuation allowance. Based on projected future operations, management has determined that the net deferred tax asset of $5.0 million continues to be appropriate. The Company has recorded $1.5 million as a current deferred tax asset with the remaining $3.5 million as long term deferred tax asset. Therefore, the Company is effectively releasing a portion of the net deferred tax asset to offset the estimated tax provision for the first six months of fiscal 2007.

The income tax provisions for the second quarters and first six months of 2007 and 2006 are attributable primarily to taxable earnings of its foreign subsidiary in China. The Company is currently applying certain tax credits to offset the majority of the tax liabilities of its Mexican subsidiaries.

5. EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding during the period. Basic and diluted EPS are as follows (in thousands, except per share information):

	Quarters Ended
	December 30, 2006	December 31, 2005
Net income	$345	$1,018

Weighted average shares outstanding	9,915	9,703
Basic earnings per share	$0.03	$0.10

Diluted shares outstanding	10,390	10,022
Diluted earnings per share	$0.03	$0.10

	Six Months Ended
	December 30, 2006	December 31, 2005
Net income	$1,764	$1,720

Weighted average shares outstanding	9,878	9,700
Basic earnings per share	$0.18	$0.18

Diluted shares outstanding	10,414	10,086
Diluted earnings per share	$0.17	$0.17

The difference in weighted average shares and diluted shares outstanding is attributable to outstanding stock options, calculated by using the treasury method. There were approximately 410,700 and 347,700 antidilutive stock options not included in the diluted shares outstanding for the quarter and six months ended December 30, 2006, respectively. There were approximately 905,000 and 900,000 antidilutive stock options not included in the diluted shares outstanding for the quarter and six months ended December 31,2005, respectively.

6. STOCK OPTIONS

Effective July 3, 2005, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment, for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-Based Compensation, as amended.

Under APB 25, no compensation expense was recorded in earnings for the Company’s stock options. The pro forma effects on net income and earnings per share for stock options were instead disclosed in a footnote to the financial statements. Under SFAS No. 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period. Because the Company did not have a significant number of non-vested options outstanding, the adoption of SFAS No. 123R did not have a material impact on operating results.

The Company adopted SFAS No. 123R using the modified prospective method. Under this transition method, compensation cost recognized in the first quarters of fiscal 2007 and 2006 includes the cost for all share-based awards granted prior to, but not yet vested as of July 2, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. The Company did not grant any stock options in fiscal 2007 and 2006 and does not anticipate future grants. As of December 30, 2006, there were no remaining unrecognized compensation costs related to granted stock options.

The following table summarizes option activity from July 1, 2006 through December 30, 2006:

	Shares Available For Grant	Outstanding Options	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at July 1, 2006	68,500	1,925,450		$4.28	3.6
Options expired	—	(61,030)		$11.31
Options exercised	—	(164,882)		$2.69

Balance at December 30, 2006	68,500	1,699,538	$1,993	$4.18	3.1

Exercisable at December 30, 2006		1,699,538	$1,993	$4.18	3.1

7. COMMITMENTS AND CONTINGENCIES

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

Components of the reserve for warranty costs consist of the following (in thousands):

	Six Months Ended
	December 30, 2006	December 31, 2005
Balance at beginning of period	$90	$246
Additions related to current period sales	47	20
Warranty costs incurred in the current period	(42)	(93)

Balance at end of period	$95	$173

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting this standard as of July 2008. The Company does not anticipate the adoption of SFAS No. 157 will have a material effect on the consolidated financial statements.

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

OVERVIEW

Key Tronic Corporation, dba “KeyTronicEMS, Co.” (the Company), is an independent provider of electronic manufacturing services (EMS) for original equipment manufacturers (OEMs). The EMS industry has experienced growth and is expected to continue its growth as more OEMs shift to outsourced manufacturing. OEM long-term outsourcing trends continue to be very positive for the EMS industry.

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

As part of the Company’s global strategy, the Company operates manufacturing facilities in Juarez, Mexico; Shanghai, China and Spokane Valley, Washington to provide flexibility to its customers. The Company purchased a new facility in Juarez Mexico during the quarter to replace a slightly smaller leased building. The Company is also establishing a new surface-mount technology (SMT) line in Spokane Valley at its headquarters. In addition, the Company recently increased its leased square footage in China. The Company also plans to make further investments in the future as required for production capacity and logistical advantages that will enable the Company to continue to win new business.

The Company saw a decrease in sales revenue during the second quarter of fiscal 2007 when compared to the first quarter of the year. The Company has seen a decline in end-market demand for existing programs, and new programs have not ramped up rapidly enough to offset the decline. Many other EMS companies within the industry have also reported recent declines in end-market demand. The EMS industry is intensely competitive, and Key Tronic, at this time, has less than 1% of the potential market. The Company’s current customer relationships involve a variety of products, including consumer electronics and plastics, gaming devices, household products, educational toys, specialty printers and printer components, and computer accessories. The Company is continually developing new potential customer programs that fit the Company’s manufacturing capabilities.

The Company is planning for growth in its coming quarters by expanding its worldwide manufacturing capacity and continuing to improve its manufacturing processes. The Company believes that it can win new business, particularly programs that may be initially too small for larger contract manufacturers and EMS providers. Current challenges facing the Company include the following: continuing to win new programs, improving operating efficiencies, controlling costs, decreasing inventory levels, and developing and maintaining competitive pricing and procurement strategies.

Sales for the second quarter of fiscal year 2007 increased 9.9% to $49.8 million compared to $45.4 million for the same period of fiscal year 2006. Sales for the first six months of fiscal 2007 were $105.3 million or an increase of 17.6% from $89.6 million during the same period of the prior year. The year-over-year increase in sales is related to winning new programs while maintaining current customers’ programs. During the third quarter of fiscal 2007, the Company expects lower seasonal demand from existing customers, partially offset by increased revenue from new programs. As a result, sales are expected to be in the range of $42 million to $47 million.

Gross profit as a percentage of sales for the second quarter of 2007 decreased to 8.4% from 9.0% in the second quarter of fiscal 2006. The reduction in gross margin was related to a reserve in the amount of $404,000 for non-returnable inventory and tooling of a customer that filed bankruptcy during the quarter. This bankruptcy will not have a material effect on future earnings, as total sales to this customer had declined to only $350,000 for the first six months of fiscal 2007. Gross margin was 9.0% for the first six months of fiscal 2007 compared to 8.9% in fiscal 2006. The increase in gross profit resulted from increased utilization of facility costs with higher sales, reduced by the reserve for inventory and tooling. The level of gross margin is impacted by a number of factors which may include facility utilization, product mix, timing of the start-up of new programs, pricing within the electronics industry and material costs. Due to the variability of these factors from quarter to quarter, gross margins can fluctuate significantly.

Net income for the second quarter of fiscal 2007 was $345,000 as compared to $1.0 million for the second quarter of fiscal 2006. The decrease in the second quarter of fiscal 2007 is directly related to a one-time charge of $536,000 for receivable reserves and the $404,000 reserve for inventory and tooling related to the previously mentioned customer declaring bankruptcy. Net income was $1.8 million compared to $1.7 million for the first six months of fiscal 2007 and 2006, respectively. The increase was directly related to the increase in sales revenues and improved production efficiency, offset by the charges related to the customer bankruptcy that occurred during the second quarter.

The Company maintains a strong balance sheet with a current ratio of 2.26 and a long-term debt to equity ratio of 0.43. The Company maintains a good working relationship with its asset-based lender, and believes that internally generated funds, anticipated sale of real estate, and the Company’s revolving line of credit will provide adequate capital for operations into the foreseeable future.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition: The Company recognizes revenue primarily when products are shipped. SEC Staff Accounting Bulletin 104 states that revenue generally is realized or realizable and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists

•	Delivery has occurred or services have been rendered

•	The seller’s price to the buyer is fixed or determinable

•	Collectibility is reasonably assured

The Company believes that it meets the above criteria for the following reasons:

•	Customer purchase orders confirming the price and shipping terms are required prior to shipment.

•	The terms of the Company’s sales are generally FOB shipping point, meaning that the customer takes ownership of the goods and assumes the risk of loss when the goods leave the Company’s premises.

•	The seller’s price to the buyer is fixed or determinable – as noted, the Company requires a customer purchase order, which confirms the price and shipping terms.

•	Collectibility is reasonably assured – the credit terms for customers are pre-established and periodically reviewed so that collection of the account can be reasonably assured.

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

Income Taxes: The Company has domestic tax loss carryforwards of approximately $56.5 million at July 1, 2006. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. In accordance with SFAS No. 109, management assessed the Company’s recent operating levels and the sources of future taxable income to estimate a partial valuation allowance. Based on projected future operations, management has determined that the net deferred tax assets of $5.0 million continue to be appropriate.

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

	Second Quarter Ended		Six Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.6	91.0	91.0	91.1

Gross profit	8.4	9.0	9.0	8.9

Operating expenses
Research, development and engineering	1.7	1.5	1.7	1.5
Selling	0.9	1.1	0.9	1.2
General and administrative	4.3	3.6	4.0	3.7

	6.9	6.2	6.6	6.4

Operating income	1.5	2.8	2.4	2.5

Interest expense	0.8	0.6	0.6	0.6

Income before income taxes	0.7	2.2	1.8	1.9

Income tax provision	0.0	0.0	0.1	0.0

Net income	0.7%	2.2%	1.7%	1.9%

Sales

Sales for the second quarter of fiscal year 2007 were $49.8 million compared to $45.4 million for the same period of fiscal year 2006. Sales for the first six months of fiscal 2007 were $105.3 million or an increase of 17.6% from $89.6 million during the same period of the prior year. The year-over-year increase in sales is related to winning new programs while maintaining existing customer program demand. During the third quarter of fiscal 2007, the Company expects lower seasonal demand from existing customers, partially offset by increased revenue from new programs. As a result, sales are expected to be in the range of $42 million to $47 million.

The percentages of net sales to customers representing 10 percent or more of total net sales were as follows:

	Six Months Ended
	December 30,2006	December 31, 2005
Zebra Technologies	21.4%	18.7%
Lexmark International, Inc.	18.0%	16.2%
International Gaming Technology, Inc.	15.9%	17.5%

Sales to the Company’s largest customers may vary significantly from quarter to quarter depending on the size and timing of customers’ programs commencements, forecasts, delays, modifications, and transitions. The Company remains dependent on continued sales from its significant customers and most contracts are not firm long-term purchase commitments. The Company seeks to maintain flexibility in production capacity by employing skilled temporary and short-term labor and by utilizing short-term leases on equipment and manufacturing facilities. In addition, the Company’s capacity and core competencies of SMT for printed circuit board assemblies, precision molding, tool making, assembly, and engineering services can be utilized for a wide variety of products.

Gross Profit

Gross profit as a percentage of sales for the second quarter of 2007 decreased to 8.4% from 9.0% in the second quarter of fiscal 2006. The reduction in gross margin was related to a reserve of approximately $404,000 for non-returnable inventory and unamortized tooling of an existing customer that filed bankruptcy during the quarter. Without this charge, the gross margin would have been 9.3% during the second quarter. The gross margin was 9.0% for the first six months of fiscal 2007 compared to 8.9% in the same period of fiscal 2006. The increase in gross profit resulted from increased utilization of facility costs due to higher sales, reduced by the reserve for inventory and tooling. The level of gross margin is impacted by a number of factors which may include facility utilization, product mix, timing of the start-up of new programs, pricing within the electronics industry and material costs. Due to the volatility of these factors from quarter to quarter, gross margins can fluctuate significantly.

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

Operating Expenses

Total operating expenses were $3.5 million in the second quarter of fiscal 2007 and $2.8 million in the second quarter of fiscal 2006. Operating expenses for the first six months of 2007 were $6.9 million compared to $5.7 million in the first six months of 2006. The increase in operating expenses is due to an increase in general and administrative (G&A) and research, development and engineering (RD&E) expenses.

G&A expenses amounted to $2.1 million and $1.7 million during the second quarters of fiscal 2007 and 2006, respectively. Included in G&A is a charge of $536,000 to provide for doubtful collection of receivables from a customer that filed for bankruptcy, whereas there was no such provision in 2006. G&A was $4.2 million and $3.3 million in the first six months of fiscal 2007 and 2006, respectively. The increase in G&A during the first six months of fiscal 2007 was related to the reserve for doubtful collection and due diligence and related expenses totaling approximately $460,000 that occurred during the first quarter of the year. These due diligence and related expenses were incurred in connection with a potential acquisition that the Company decided not to complete.

RD&E expenses were $865,000 and $670,000 during the second quarters of fiscal 2007 and 2006, respectively. RD&E was $1.8 million and $1.3 million in the first six months of fiscal 2007 and 2006, respectively. The increase in RD&E in both the second quarter and first six months of 2007 resulted from the Company increasing its program management and engineering staff to support new customers’ programs.

Selling expense in the second quarter of 2007 was $463,000 compared to $490,000 in second quarter of 2006 and $983,000 and $1.1 million in the first six months of fiscal years 2007 and 2006, respectively. The decrease during the quarter when compared to the prior year is due to decreased marketing expenses relating to keyboard sales. The remaining decrease for the first six months of fiscal 2007 relates to the final operating expenses of the Company’s sales office in Ireland that occurred during 2006.

Interest

Interest expense increased to $381,000 in the second quarter of 2007 compared to $275,000 in the second quarter of fiscal year 2006. For the first six months of fiscal 2007 and 2006, interest expense amounted to $714,000 and $536,000, respectively. The increase in interest expense is directly related to the increase in the average balance of the Company’s revolving line of credit and by an increase in the variable interest rates charged on the balance. The weighted average interest rate on the Company’s revolving line of credit at December 30, 2006 was 7.13% while at December 31, 2005 the weighted average rate was 6.46%.

Income Taxes

The Company had domestic tax loss carryforwards of approximately $56.5 million at July 1, 2006. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. In accordance with SFAS No. 109, management assessed the Company’s recent operating levels and the sources of future taxable income to estimate a partial valuation allowance. A valuation allowance against deferred tax assets is required if it is more likely than not that some of the deferred tax assets will not be realized. Based on projected future operations, management has determined that the net deferred tax asset of $5.0 million continues to be appropriate.

The income tax provision for the second quarter and first six months of fiscal year 2007 is primarily due to foreign income tax payable on behalf of the Company’s subsidiary in China. The Company is applying certain tax credits to offset the majority of the tax liabilities of its Mexican subsidiaries during calendar years 2005 and 2006.

Backlog	December 30, 2006	December 31, 2005
Quarter Ended	$43.8 million	$50.1 million

Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months although shipment dates are subject to change due to design modifications or other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Cash used in operating activities was $5.3 million during the six months ended December 30, 2006 compared to $240,000 of cash provided by operating activities during the same period of the prior fiscal year. Cash used in operating activities in fiscal 2007 was due primarily to increasing inventory while paying down total accounts payable. Much of the increase in inventory is related to higher revenue and an increase in the volume of changing customer forecasts. The Company purchases inventory based on its customers’ forecasts, and when those forecasts change the amount of inventory will fluctuate. Each of the Company’s customers is contractually liable for inventory purchased to the customer’s forecast. The Company is currently working with a number of its customers to sell to the customers or consume materials that were purchased to the customers’ forecasts. Accounts payable decreased by $4.4 million even though inventory increased due to the mix of inventory purchased at varying terms and the Company taking early pay discounts on certain inventory purchases in fiscal 2007.

Investing Cash Flow

During the first six months of fiscal year 2007, the Company spent $2.5 million for capital additions compared to $1.4 million in the same period of the previous fiscal year. The increase is related to purchase of a new manufacturing facility in Juarez, Mexico for approximately $2.1 million during the second quarter of fiscal 2007. This new facility replaces a slightly smaller leased facility nearby. The Company’s revolving credit facility was used to purchase the facility. Other capital expenditures consist primarily of purchases of manufacturing equipment to support operations in Mexico and China during fiscal years 2007 and 2006. The Company uses leases in acquiring equipment. Leases are often utilized when the potential cost of technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.

Financing Cash Flow

Cash provided by financing activities was $7.1 million for the first six months of fiscal 2007 compared to $1.7 million in fiscal 2006. Cash requirements of the Company are affected by the level of current operations and new EMS programs. The Company utilizes the revolving line of credit to fund its cash requirements for operations. The increase in the Company’s revolving credit facility was due to cash required for an increase in inventory, reduction of accounts payable, and the purchase of the new Juarez facility. The financing agreement with CIT Group/Business Credit, Inc. (CIT) provides a revolving credit facility up to $25 million. The range of interest on outstanding balances was 6.87% to 8.25% as of December 30, 2006. The credit facility matures August 22, 2009. As of December 30, 2006, the Company was in compliance with its loan covenant and based on eligible collateral, approximately $3.6 million was available to draw from the revolving line of credit. Restricted cash includes float amounts in the Company’s bank account that must be used to pay down the Company’s revolving line of credit balance. These amounts fluctuate daily based on collections.

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

Compliance with Current and Future Environmental Regulation The Company is subject to a variety of domestic and foreign environmental regulations relating to the use, storage, and disposal of materials used in our manufacturing processes. If the Company fails to comply with any present or future regulations, we could be subject to future liabilities or the suspension of current manufactured products. In addition, such regulations could restrict the ability to expand operations or could require the Company to acquire costly equipment, substitute materials, or incur other significant expenses to comply with government regulations.

Foreign Currency Fluctuations A significant portion of the Company’s operations and customers are in foreign locations. As a result, transactions may occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by the Company could directly or indirectly affect our financial results. Future currency fluctuations are dependent upon a number of factors and cannot be easily predicted. The Company did use forward contracts during the first six months of fiscal 2007 to successfully hedge foreign currency fluctuations on local payroll at one of its Mexican operations. However, there were no outstanding forward contracts or other derivatives as of December 30, 2006.

Although the Company has international operations, the functional currency for all active subsidiaries is the U.S. dollar. The Company imports for its own use raw materials that are used in its manufacturing operations. Substantially all of the Company’s inventory purchases are denominated in U.S. dollars and are paid under normal trade terms.

Stock Price and Dilution Volatility The common stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or to factors relating to the EMS and computer industries or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. As of December 30, 2006, there were outstanding options for the purchase of approximately 1.70 million shares of common stock of the Company, of which all were vested and exercisable. Of the outstanding options, approximately 348,000 have exercise prices higher than the average closing price for the first six months of fiscal 2007. Holders of the common stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the common stock are exercised.

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

Item 4.	Controls and Procedures

a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

b)	There have been no changes during the quarter covered by this report in the Company’s internal controls over financial reporting during the quarterly period ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting or in other factors which could significantly affect internal controls over financial reporting.

PART II. OTHER INFORMATION:

Item 1A.	Risk Factors

Information regarding risk factors appear in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitive and Qualitative Disclosures about Market Risk” of this Form 10-Q.

There are no material changes to the risk factors set forth in Part II Item 7 in the Company’s Annual Report on Form 10-K for the year ended July 1, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on October 26, 2006 at which shareholders voted on proposals as follows:

		Votes For	Votes Against Or Withheld	Votes Abstained
Proposal 1:	Election of Directors:
	James R. Bean	8,671,607	125,313
	Jack W. Oehlke	8,673,582	123,338
	Dale F. Pilz	8,668,902	128,018
	Yacov A. Shamash	8,660,348	136,572
	Patrick Sweeney	8,669,102	127,818

Proposal 2:	Ratification of Appointment of BDO Seidman, LLP as independent auditors for fiscal year 2007	8,640,395	135,820	20,705

Item 6.	Exhibits

(31.1)	Certification of Chief Executive Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)
(31.2)	Certification of Chief Financial Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)
(32.1)	Certification of Chief Executive Officer (18 U.S.C. 1350)
(32.2)	Certification of Chief Financial Officer (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/s/ Jack W. Oehlke
Jack W. Oehlke	Date: February 13, 2007
(Director, President and Chief Executive Officer)

/s/ Ronald F. Klawitter
Ronald F. Klawitter	Date: February 13, 2007
(Principal Financial Officer Principal Accounting Officer)