Form 10-Q
period 2007-03-31
KEY TRONIC CORP
filed 2007-05-15
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(Address of principal executive offices)

99216

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

At May 11, 2007, there were 9,920,395 shares of common stock, no par value (the only class of common stock) outstanding.

KEY TRONIC CORPORATION

*Items are not applicable

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	July 1, 2006
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,157	$2,428
Trade receivables	26,174	29,003
Inventories held	35,300	36,338
Other	4,783	3,416
Real estate for sale	1,698	—

Total current assets	69,112	71,185

Property, plant and equipment—net	11,110	9,807

Other assets:
Restricted cash	1,571	874
Real estate	—	1,698
Deferred income tax assets	3,500	3,500
Goodwill	765	765
Other (net of accumulated amortization of $118 and $60)	786	866

Total other assets	6,622	7,703

Total assets	$86,844	$88,695

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$22,016	$31,228
Accrued compensation and vacation	2,562	4,477
Current portion of long-term obligations	740	689
Other	2,145	3,088

Total current liabilities	27,463	39,482

Long-term liabilities:
Revolving loan	17,388	10,069
Other	1,489	1,596

Total long-term liabilities	18,877	11,665

Total liabilities	46,340	51,147

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 9,915 and 9,750	39,032	38,582
Retained earnings (accumulated deficit)	1,472	(1,034)

Total shareholders’ equity	40,504	37,548

Total liabilities and stockholders’ equity	$86,844	$88,695

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Third Quarters Ended
	March 31, 2007	April 1, 2006
	(in thousands, except per share amounts)

Net sales	$47,212	$45,567
Cost of sales	43,492	41,590

Gross profit on sales	3,720	3,977

Operating expenses:
Research, development and engineering	709	698
Selling	356	529
General and administrative	1,581	1,559

Total operating expenses	2,646	2,786

Operating income	1,074	1,191

Interest expense	351	274

Income before income tax provision	723	917

Income tax benefit	(19)	—

Net income	$742	$917

Earnings per share—basic	$0.07	$0.09
Weighted average shares outstanding—basic	9,915	9,705

Earnings per share—diluted	$0.07	$0.09
Weighted average shares outstanding—diluted	10,272	10,064

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Nine Months Ended
	March 31, 2007	April 1, 2006
	(in thousands, except per share amounts)

Net sales	$152,553	$135,177
Cost of sales	139,338	123,248

Gross profit on sales	13,215	11,929

Operating expenses:
Research, development and engineering	2,467	2,030
Selling	1,339	1,587
General and administrative	5,771	4,865

Total operating expenses	9,577	8,482

Operating income	3,638	3,447

Interest expense	1,065	810
Other income	—	—

Income before income tax provision	2,573	2,637

Income tax provision	67	—

Net income	$2,506	$2,637

Earnings per share—basic:	$0.25	$0.27
Weighted average shares outstanding—basic	9,891	9,701

Earnings per share—diluted:	$0.24	$0.26
Weighted average shares outstanding—diluted	10,364	10,074

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31, 2007	April 1, 2006
	(in thousands)

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net income	$2,506	$2,637
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,328	1,351
Provision for doubtful accounts	536	20
Provision for obsolete inventory	488	301
Provision for warranty	77	40
(Gain) loss on disposal of assets	1	(15)
Stock based compensation expense	6	37
Changes in operating assets and liabilities:
Trade receivables	2,293	798
Inventories	550	(1,008)
Other assets	(1,263)	(462)
Accounts payable	(9,212)	(3,474)
Accrued compensation and vacation	(1,915)	(1,554)
Litigation settlement	—	(812)
Other liabilities	(845)	143

Cash used in operating activities	(5,450)	(1,998)

Cash flows from investing activities:
Purchase of property and equipment	(2,609)	(1,490)
Proceeds from sale of property and equipment	3	57

Cash used in investing activities	(2,606)	(1,433)

Cash flows from financing activities:
Payment of financing costs	(50)	(50)
Repayment of other liabilities	(231)	(384)
Decrease (increase) in restricted cash	(697)	212
Borrowings under revolving credit agreement	167,574	155,805
Repayment of revolving credit agreement	(160,255)	(151,851)
Proceeds from exercise of stock options	444	27

Cash provided by financing activities	6,785	3,759

Net increase (decrease) in cash and cash equivalents	(1,271)	328

Cash and cash equivalents, beginning of period	2,428	1,463

Cash and cash equivalents, end of period	$1,157	$1,791

Supplemental cash flow information:
Interest payments	$946	$757
Income tax payments, net of refunds	$191	$165

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

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarters and nine months ended March 31, 2007 and April 1, 2006 were each 13 and 39 week periods, respectively.

2. INVENTORIES

The components of inventories consist of the following:

	March 31, 2007	July 1, 2006
	(in thousands)
Finished goods	$9,003	$5,429
Work-in-process	2,351	3,026
Raw materials and supplies	24,625	29,552
Reserve for obsolescence	(679)	(1,669)

	$35,300	$36,338

The reserve for obsolescence decreased during the first nine months due to the Company disposing of certain previously reserved keyboard inventory.

3. BORROWING FACILITIES

The Company has entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $25 million. The revolving loan is secured by the assets of the Company. The interest rate provisions allow for a variable rate based on either the JP Morgan Chase prime rate or LIBOR rate. The agreement specifies four alternative levels of margin to be added to each of these base rates depending on compliance with certain financial covenants. The range of interest on outstanding balances was 6.83% to 8.25% as of March 31, 2007.

The agreement and subsequent amendments contain a financial covenant that relates to a minimum fixed charge ratio. The Company is in compliance with its loan covenant. The credit facility matures August 22, 2009. As of March 31, 2007, approximately $3.2 million was available to draw from the revolving line of credit based on eligible collateral.

4. INCOME TAXES

The Company has domestic tax loss carryforwards of approximately $56.5 million at July 1, 2006. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. In accordance with SFAS No. 109, management assessed the Company’s recent operating levels and the sources of future taxable income to estimate a partial valuation allowance. A valuation allowance against deferred tax assets is required if it is more likely than not that some of the deferred tax assets will not be realized. Based on projected future operations, management has determined that the net deferred tax asset of $5.0 million continues to be appropriate. Therefore, the Company is effectively releasing a portion of the net deferred tax asset reserve to offset the estimated tax provision for the quarter.

The income tax provisions for the first nine months of 2007 are attributable primarily to taxable earnings of its foreign subsidiary in China. The Company is currently applying certain tax credits to offset the majority of the tax liabilities of its Mexican subsidiaries.

5. EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding during the period. Basic and diluted EPS are as follows (in thousands, except per share information):

	Quarters Ended
	March 31, 2007	April 1, 2006
Net income	$742	$917

Weighted average shares outstanding	9,915	9,705
Basic earnings per share	$0.07	$0.09

Diluted shares outstanding	10,272	10,064
Diluted earnings per share	$0.07	$0.09

	Nine Months Ended
	March 31, 2007	April 1, 2006
Net income	$2,506	$2,637

Weighted average shares outstanding	9,891	9,701
Basic earnings per share	$0.25	$0.27

Diluted shares outstanding	10,364	10,074
Diluted earnings per share	$0.24	$0.26

There were approximately 801,000 and 411,000 antidilutive stock options not included in the diluted shares outstanding for the quarter and nine months ended March 31, 2007, respectively.

6. STOCK OPTIONS

Effective July 3, 2005, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment, for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

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

The Company adopted SFAS No. 123R using the modified prospective method. Under this transition method, compensation cost recognized in the first nine months of fiscal 2007 and 2006 includes the cost for all share-based awards granted prior to, but not yet vested as of July 2, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. The Company did not grant any stock options in fiscal 2007 and 2006 and does not anticipate future grants. As of December 30, 2006, there was no remaining unrecognized compensation cost related to granted stock options.

The following table summarizes option activity from July 1, 2006 through March 31, 2007:

	Shares Available For Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at July 1, 2006	68,500	1,925,450	—	$4.28	3.6
Options expired	—	(61,030)	—	$11.31	—
Options exercised	—	(164,882)	—	$2.69	—

Balance at March 31, 2007	68,500	1,699,538	$1,384	$4.18	2.8

Exercisable at March 31, 2007		1,699,538	$1,384	$4.18	2.8

7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments:  The Company had no firm commitments to contractors and suppliers for capital expenditures at March 31, 2007.

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

Components of the reserve for warranty costs consist of the following (in thousands):

	Nine Months Ended
	March 31, 2007	April 1, 2006
Balance at beginning of period	$90	$246
Additions related to current period sales	77	40
Warranty costs incurred in the current period	(70)	(126)

Balance at end of period	$97	$160

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

The Company’s manufacturing capabilities which include manufacturing facilities in Juarez and Reynosa, Mexico; Shanghai, China and Spokane Valley, Washington provide global flexibility to its customers. During fiscal 2007, the Company has purchased a new building in Juarez replacing a formerly leased building, established a new surface-mount technology (SMT) line at its headquarters in Spokane Valley, and has increased its leased square footage in Shanghai. The Company plans to make further investments in its facilities as required to add production capacity and logistical advantages that will enable the Company to continue to win new business.

The Company’s sales revenue during the third quarter of fiscal 2007 was less than revenue during the second quarter of fiscal 2007. Much of the decrease from the previous quarter relates to seasonality of a few of its customers’ programs. However, sales in the third quarter and first nine months of fiscal 2007 increased when compared to the comparable fiscal 2006. The Company has experienced a slight decrease in demand on a few of its existing programs, but new programs have begun to ramp up enough to offset that decline. In addition, the Company won significant new customer programs during the third quarter of fiscal 2007 which should begin production in the first half of fiscal 2008. The Company’s customer relationships involve a variety of products, including consumer electronics and plastics, gaming devices, household products, medical devices, educational toys, specialty printers and printer components, and computer accessories.

The EMS industry is intensely competitive and expanding, and Key Tronic, at this time, has less than 1% of the potential market. The Company is planning for growth in its coming quarters by increasing its worldwide manufacturing capacity and continuing to improve its manufacturing processes. The Company believes that it can continue to win new business, particularly programs that may be initially too small for larger contract manufacturers and EMS providers. Current challenges facing the Company include the following: continuing to win new programs, balancing production capacity and key personnel in each of our manufacturing locations, improving operating efficiencies, controlling costs and developing competitive pricing strategies, and addressing increasing interest rates.

Sales for the third quarter of fiscal year 2007 increased 3.6% to $47.2 million compared to $45.6 million for the same period of fiscal year 2006. Sales for the first nine months of fiscal 2007 were $152.6 million or an increase of 12.9% from $135.2 million during the same period of the prior year. The year-over-year increase in sales is related to ramping up new programs while maintaining existing customer programs. Sales in the fourth quarter of fiscal 2007, are expected to be similar to the third quarter and are estimated to be between $45 million and $49 million.

Gross profit as a percentage of sales for the third quarter of 2007 decreased to 7.9% from 8.7% in the third quarter of fiscal 2007. The reduction in gross margin was related to increased costs in transitioning new programs into production and decreased facility utilization. The gross margin was 8.7% for the first nine months of fiscal 2007 compared to 8.8% in the same period of fiscal 2006. This decrease in gross profit resulted from a higher provision for obsolete inventory during the first nine months of fiscal 2007 as a result of the bankruptcy of one former customer. The level of gross margin can be impacted by a number of factors, which may include facility utilization, product mix, timing of the start-up of new programs, pricing within the electronics industry and material costs. Due to the volatility of these factors from quarter to quarter, gross margins can fluctuate significantly.

Net income for the third quarter of fiscal 2007 was $742,000 compared to $917,000 for the third quarter of fiscal 2006. The decrease in the third quarter of fiscal 2007 is directly related to the reduction in gross margin discussed above offset in part by a decrease in selling expenses. Net income was $2.5 million and $2.6 million for the first nine months of fiscal 2007 and 2006, respectively. The decrease was directly related to charges of approximately $940,000 related to a customer bankruptcy that occurred in the second quarter of fiscal 2007 and $460,000 in charges related to due diligence and related expenses incurred in connection with a potential acquisition that the Company decided not to complete, offset by increased sales revenue and improved production efficiency.

The Company maintains a strong balance sheet with a current ratio of 2.5 and a long-term debt to equity ratio of 0.45. The Company maintains a good working relationship with its asset-based lender, and believes that internally generated funds, the anticipated sale of the Company’s former manufacturing facility in Las Cruces, New Mexico, availability of equipment lease financing, and the Company’s revolving line of credit will provide adequate capital for current operations and into the foreseeable future.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition:  The Company recognizes revenue when products are shipped. SEC Staff Accounting Bulletin 104 states that revenue generally is realized or realizable and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists

•	Delivery has occurred or services have been rendered

•	The seller’s price to the buyer is fixed or determinable

•	Collectibility is reasonably assured

The Company believes that it meets the above criteria for the following reasons:

•	Customer purchase orders confirming the price, shipping terms, and payment terms are required prior to shipment.

•	The terms of the Company’s sales are generally FOB shipping point, meaning that the customer takes ownership of the goods and assumes the risk of loss when the goods leave the Company’s premises.

•	The seller’s price to the buyer is fixed or determinable—as noted, the Company requires a customer purchase order, which confirms the price and shipping terms, and payment terms.

•	Collectibility is reasonably assured—the credit terms for customers are pre-established and included in the purchase order so that collection of the account can be reasonably assured.

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

Allowance for Doubtful Accounts:  The Company values its accounts receivable net of an allowance for doubtful accounts. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future. The estimates used are based primarily on identification of specific potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of the Company’s customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, the Company could incur additional and possibly material expenses that would negatively impact earnings.

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

Income Taxes:  The Company has domestic tax loss carry-forwards of approximately $56.5 million at July 1, 2006. In accordance with SFAS No. 109, Accounting for Income Taxes, management assesses the sources of future taxable income, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. In accordance with SFAS 109, management assessed the Company’s recent operating levels and sources of future taxable income to estimate a partial valuation allowance. Based on projected future operations, management has determined the net deferred tax assets of $5.0 million continue to be appropriate.

It is possible that future earnings or projections may require adjustments to the valuation allowance on deferred tax assets. If this should occur, an income tax benefit or provision would be recorded which could have a material effect on reported net income and earnings per share in the periods of any adjustment.

RESULTS OF OPERATIONS

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes. The following table presents the percentage relationship to net sales of certain items in our Consolidated Statements of Earnings for the periods indicated.

	Third Quarters Ended		Nine Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.1	91.3	91.3	91.2

Gross profit	7.9	8.7	8.7	8.8
Operating expenses	5.6	6.1	6.3	6.3

Operating income	2.3	2.6	2.4	2.5
Interest expense	0.7	0.6	0.7	0.6

Income before income taxes	1.5	2.0	1.7	2.0
Income tax provision (benefit)	(0.1)	—	0.1	—

Net income	1.6%	2.0%	1.6%	2.0%

Sales

Sales for the third quarter of fiscal year 2007 increased 3.6% to $47.2 million compared to $45.6 million for the same period of fiscal year 2006. Sales for the first nine months of fiscal 2007 were $152.6 million or an increase of 12.9% from $135.2 million during the same period of fiscal 2006. The year-over-year increase in sales is related to ramping up recently won programs while maintaining existing customer programs.

The Company expects sales within a range of $45 million to $49 million in the fourth quarter of 2007 as orders for new programs continue to increase as these programs are transitioned into production partially offset by a decrease in certain existing programs. During the third quarter of 2007, the Company won additional new customer programs. The Company expects revenue to increase during the first half of fiscal 2008 as a result of these program wins.

The percentage of net sales to customers representing 10 percent or more of total net sales were as follows:

	Nine Months Ended
	March 31, 2007	April 1, 2006
Zebra Technologies	21.6%	18.6%
Lexmark International, Inc.	18.5%	17.0%
International Gaming Technology, Inc.	15.7%	17.7%

Sales to our largest customers may vary significantly from quarter to quarter depending on the size and timing of customer program commencement, forecasts, delays, modifications, and transitions. The Company remains dependent on continued sales from its significant customers and most contracts are not firm long-term purchase commitments. Only a short window of approximately three to six months of total demand is provided to the Company by its customers. The Company seeks to maintain flexibility in production capacity by employing skilled temporary and short-term labor and by utilizing short term leases on equipment and manufacturing facilities. In addition, the Company’s capacity and core competencies for printer circuit board assemblies (PCBAs), precision molding, tool making, assembly, and engineering can be applied to a wide variety of products.

Gross Profit

Gross profit as a percentage of sales for the third quarter of 2007 decreased to 7.9% from 8.7% in the third quarter of fiscal 2006. The reduction in gross margin was related to increased costs in transitioning new programs into production and decreased facility utilization. A larger percentage of sales in the third quarter of 2007 were from products that had been manufactured in a previous period than was the case in the third quarter of 2006. Gross profit is anticipated to remain comparable to third quarter results in the fourth quarter of fiscal 2007. However, gross profit margins in the future will continue to be subject to fluctuation based upon facility utilization, product mix, start-up of new programs, pricing within the electronics industry, and other raw material costs.

The gross margin was 8.7% for the first nine months of fiscal 2007 compared to 8.8% in same period of fiscal 2006. The decrease in gross profit resulted from a higher provision for obsolete inventory resulting from the bankruptcy of one former customer offset by an increase in sales and overall production efficiencies improvement. The level of gross margin can be impacted by a number of factors including facility utilization, product mix, timing of the start-up of new programs, pricing within the electronics industry and material costs. Due to the volatility of these factors, gross margins can fluctuate significantly.

Operating Expenses

Total operating expenses were $2.6 million and $9.6 million in the third quarter and first nine months of fiscal 2007, respectively, compared to $2.8 million and $8.5 million in the third quarter and first nine months of 2006, respectively. The increase in operating expenses for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 is attributable to increases in general and administrative and research expenses and development and engineering costs.

Total operating expenses were 5.6% and 6.3% as a percent of sales for the third quarter and the first nine months of 2007, respectively, compared to 6.1% and 6.3% for the third quarter and first nine months of fiscal 2006, respectively. The percentage decrease is the result of operating expense levels increasing less than overall sales during the quarter and first nine months of fiscal 2007 compared to the same periods of the prior fiscal year.

General and administrative expenses were $1.6 million during the third quarter of both fiscal 2007 and 2006. General and administrative expenses were $5.8 million and $4.9 million in the first nine months of fiscal 2007 and 2006, respectively. The increase in general and administrative expenses during the first nine months of fiscal 2007 was related to the write-off of approximately $536,000 in accounts receivable when one of the Company customers declared bankruptcy and $460,000 in charges related to due diligence and related expenses incurred in connection with a potential acquisition that the Company decided not to complete. Both of these events occurred in first six months of fiscal 2007.

Research, development, and engineering expenses (RD&E) totaled approximately $700,000 in the third quarter of both fiscal 2007 and 2006. RD&E for the first nine months of fiscal 2007 and 2006 were $2.5 million and $2.0 million, respectively. The increase during the first nine months of 2007 is related to the addition of a number of program managers as the Company’s customers increased with new program wins.

Interest

Interest expense increased to $351,000 in the third quarter of 2007 from $274,000 in the third quarter of fiscal year 2006. For the first nine months of fiscal 2007 and 2006, interest expense amounted to $1,065,000 and $810,000, respectively. The increase in interest expense is directly related to the increase in the average revolving credit facility balance offset partially by a decrease in the variable interest rates charged on the balance. The weighted average interest rate on the Company’s revolving credit facility at March 31, 2007 was 7.12% and on April 1, 2006 the weighted average rate was 7.60%.

Income Taxes

The Company has domestic tax loss carryforwards of approximately $56.5 million at July 1, 2006. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. In accordance with SFAS No. 109, management assessed the Company’s recent operating levels and the sources of future taxable income to estimate a partial valuation allowance. A valuation allowance against deferred tax assets is required if it is more than likely than not that some of the deferred tax assets will not be realized. Based on projected future operations, management has determined that the net deferred tax asset of $5.0 million continues to be appropriate. Therefore, the Company is effectively releasing a portion of the net deferred tax asset to offset the estimated tax provision for the quarter.

The income tax provision for the first nine months of 2007 is attributable primarily to taxable earnings of the Company’s foreign subsidiary in China. The Company is currently applying certain tax credits to offset the majority of the tax liabilities of its Mexican subsidiaries.

It is possible that future earnings or projections may require adjustments to the valuation allowance on deferred tax assets. If this should occur, an income tax benefit or provision would be recorded which could have a material effect on reported net income and earnings per share in the periods of any adjustment.

Backlog

As of the Quarter Ended	March 31, 2007	April 1, 2006
	$35.3 million	$73.6 million

Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months although shipment dates are subject to change due to timing of customer issued purchase orders, design modifications or other changes in customer requirements. The change from the prior year is related to changes in how purchase orders are issued by certain existing customers.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Cash used in operating activities was $5.5 million during the nine months ended March 31, 2007 compared to $2.0 million of cash used in operating activities during the same period of the prior fiscal year. During the first nine months of the fiscal year 2007 the Company paid down accounts payable by approximately $9.2 million as the Company decreased its volume of inventory purchases and total raw materials inventory decreased by approximately $4.9 million. The Company made a concerted effort during the third quarter of fiscal 2007 to reduce its inventory levels. The cash used in paying down accounts payable was offset in part by a decrease in accounts receivable during the first nine months of fiscal 2007.

Investing Cash Flow

During the first nine months of fiscal year 2007, the Company spent $2.6 million for capital additions compared to $1.5 million in the same period in the previous fiscal year. The increase is related to purchase of a new manufacturing facility in Juarez, Mexico. The Company also uses operating leases in acquiring equipment. Leases are often utilized when technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. The Company has plans for an additional investment in its SMT lines in Shanghai, China and Spokane Valley, Washington to support anticipated future growth. These capital improvements and additions are expected to be covered by new lease financing arrangements. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds and through the use of other debt facilities established by the Company.

Financing Cash Flow

Cash provided by financing activities was $6.8 million for the first nine months of fiscal 2007 compared to $3.8 million used in the same period of fiscal 2006. Financing activities of the Company currently involve borrowing and paying down the Company’s revolving credit facility based on the Company’s cash requirements. The Company’s financing agreement with CIT Group/Business Credit, Inc. (CIT) provides a revolving credit facility up to $25 million. The revolving credit balance fluctuates with the Company’s working capital requirements. As of March 31, 2007, the Company was in compliance with its loan covenant and based on eligible collateral (mainly accounts receivable), approximately $3.2 million was available to draw from the revolving line of credit. The level of funds available under the revolving credit facility depends mainly on current accounts receivable balances. The financing agreement terminates on August 22, 2009. The Company utilizes the revolving credit facility to temporarily fund its cash requirements and believes it currently has sufficient funds available to grow and expand the business.

Restricted cash includes the balance in the Company’s bank account that under the terms of the financing agreement must be used to pay down the Company’s revolving line of credit balance. The account balance fluctuates daily based on collections.

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

Stock Price and Dilution Volatility  The common stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or to factors relating to the EMS and computer industries or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. As of March 31, 2007, there were outstanding and exercisable options for the purchase of approximately 1.7 million shares of common stock of the Company. Of the outstanding options, approximately 801,000 have exercise prices higher than the average closing price for the quarter. Holders of the common stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the common stock are exercised.

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

Item 4. Controls and Procedures

a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

b)	There have been no changes during the quarter covered by this report in the Company’s internal controls over financial reporting during the quarterly period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting or in other factors which could significantly affect internal controls over financial reporting.

PART II.	OTHER INFORMATION:

Item 1A.	Risk Factors

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

KEY TRONIC CORPORATION

/s/ Jack W. Oehlke
Jack W. Oehlke	Date: May 15, 2007
(Director, President and Chief Executive Officer)

/s/ Ronald F. Klawitter
Ronald F. Klawitter	Date: May 15, 2007
(Principal Financial Officer Principal Accounting Officer)