Form 10-K
period 2007-06-30
KEY TRONIC CORP
filed 2007-09-17
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of December 31, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $40.6 million based on the closing price as reported on the NASDAQ.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,921,045 shares of common stock were outstanding as of September 3, 2007.

Documents Incorporated by Reference:

The following documents are incorporated by reference to the extent specified herein:

Document Description	Part of Form 10-K
Proxy Statement dated September 21, 2007	Part III

KEY TRONIC CORPORATION

2007 FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements in addition to historical information. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to those outlined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks and Uncertainties that May Affect Future Results.” Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so. Readers should carefully review the risk factors described in periodic reports the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I

Item 1.	BUSINESS

Overview

Key Tronic Corporation (dba KeyTronicEMS Co.), a Washington corporation organized in 1969, and its subsidiaries (hereinafter collectively called the “Company”, “Key Tronic”, or “we” unless the context otherwise requires) are principally engaged in electronic manufacturing services (EMS) and consumer related products manufacturing for original equipment manufacturers (OEMs). The Company also manufactures keyboards and other input devices for personal computers primarily in standard layouts that can be sold directly from inventory on hand.

Key Tronic is known as an independent provider of product realization services for OEMs in a variety of industries. Historically, Key Tronic was principally a manufacturer of electronic keyboards, but after assessing market conditions and the Company’s strengths and capabilities, approximately eight years ago the Company shifted its strategy to focus on EMS. The EMS industry is comprised of companies that provide a range of manufacturing services for OEMs. The EMS industry has experienced growth over the past several years as more OEMs look to outsource manufacturing, and this trend is expected to continue in the future.

Operations are currently conducted in facilities in the United States, Mexico and China. The Company’s global production capability provides customers with benefits of improved supply-chain management, reduced inventory, lower labor costs, lower transportation costs and reduced product fulfillment time.

Marketing

The Company provides a mix of manufacturing services for outsourced OEM products. Key Tronic provides the following EMS services: product design, surface mount technologies (SMT) for printed circuit board assembly, tool making, precision plastic molding, liquid injection molding, automated tape winding, prototype design, full product builds, and printing screened silver flexible circuit membranes.

Revenues from EMS services for the fiscal years ended June 30, 2007, July 1, 2006, and July 2, 2005 were 97.2%, 96.4% and 95.0%, respectively. Sales of the majority of the Company’s products have historically not been seasonal in nature, but may be seasonal in the future, if there are changes in the types of products manufactured. Sales can however, fluctuate significantly between quarters from changes in customers’ demand due to the Company’s concentration in specific customers.

The following customers accounted for 10% or more of consolidated revenues in the three fiscal years presented below:

	Fiscal Year
	2007	2006	2005
Zebra Technologies Corporation	22%	20%	19%
Lexmark International, Inc.	18%	17%	19%
International Game Technology, Inc.	17%	18%	14%

For the fiscal years ended June 30, 2007, July 1, 2006, and July 2, 2005, the five largest customers in each year accounted for 73%, 71% and 68% of total sales, respectively. The Company’s new customer program wins may dilute its concentration of revenue to its current top five customers in the future.

Although keyboard manufacturing is still included in the Company’s product offerings, annual keyboard sales continue to decline. During the fiscal years ended June 30, 2007, July 1, 2006, and July 2, 2005, the Company realized revenues of approximately $5.6 million, $7.3 million and $10.1 million, respectively, from the sale of keyboards. In order to accommodate the demand for standard keyboard layouts, the Company maintains a purchase-from-stock program. The more popular standard layouts are built and stocked for immediate availability.

The Company markets its products and services primarily through its direct sales department aided by strategically located field sales people and distributors. Although the Company maintains relationships with several independent sales organizations to assist in marketing the Company’s EMS product lines, commissions earned and paid are not material to the consolidated financial statements.

Manufacturing

Since inception, the Company has made substantial investments in developing and expanding a capital equipment base to achieve selective vertical integration and efficiencies in its manufacturing processes. The Company has invested significant capital into SMT for volume manufacturing of complex printed circuit board assemblies. The Company also designs and develops tooling for injection molding and manufactures the majority of plastic parts used in the products it manufactures. Additionally, the Company has equipment to produce printed flexible circuit membranes.

Key Tronic uses a variety of manual and highly automated assembly processes in its facilities, depending upon product complexity and degree of customization. Automated processes include component insertion, SMT, flexible robotic assembly, automated storage tape winding, computerized vision system quality inspection, automated switch and key top installation, and automated functional testing.

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

The Company purchases materials and components for its products from many different suppliers, including both domestic and international sources. Key Tronic develops close working relationships with its suppliers, many of whom have been supplying products to the Company for several years.

Research, Development, and Engineering

Research, development, and engineering (RD&E) expenses consist principally of employee related costs, third party development costs, program materials costs, depreciation and allocated information technology and facilities costs. The Company’s RD&E expenses were $3.2 million, $2.8 million and $2.9 million in fiscal years 2007, 2006, and 2005, respectively. In each of these years, the Company focused most of its RD&E efforts on current customer EMS programs. The recent increase in RD&E during fiscal 2007 is related to the Company hiring additional program managers and engineers to transition and manage new customer program wins.

Competition

The market for the products and services the Company provides is highly competitive. There are numerous competitors in the EMS industry, many of which have substantially more resources and are more geographically diverse than Key Tronic. Key Tronic competes primarily on the basis of responsiveness, creativity, vertical production capability, quality, and price.

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

Employees

As of June 30, 2007, the Company had 2,227 employees compared to 2,840 on July 1, 2006 and 2,849 on July 2, 2005. Since the Company can have significant fluctuations in product demand, it seeks to maintain flexibility in its workforce by utilizing skilled temporary and short-term contract labor in its manufacturing facilities in addition to full-time employees. The reduction in the number of employees at the end of fiscal 2007 was a result of a change in product mix that now requires less hand assembly and a reduction in forecasted sales revenue in the first quarter of 2008. The Company’s employees in Reynosa, Mexico, which represent approximately 10% of the Company’s employees, are represented by a local union. The Company has no history of any material interruption of production due to labor disputes.

The Company considers its employees its primary strength and makes considerable efforts to maintain a well-qualified staff. The Company’s employee benefits include bonus programs involving periodic payments to all employees based on meeting quarterly or fiscal year performance targets. The Company regularly provides transportation, medical services and meals to all of its employees in foreign locations. The Company maintains a 401(k) plan for U.S. employees, which provides a matching company contribution of up to 4% of an employee’s salary, and also provides group health, life, and disability insurance plans. The Company also maintains stock option plans and other long term incentive plans for certain employees and outside directors.

Backlog

On July 28, 2007, the Company had an order backlog of approximately $34.1 million. This compares with a backlog of approximately $66.2 million on July 29, 2006. Order backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue. The change in backlog at July 28, 2007, when compared to July 29, 2006, was in part due to the Company’s customers changing methods of issuing purchase orders to accommodate just-in-time inventory strategies. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next twelve months, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.

Foreign Markets

Information concerning net sales and long-lived assets (property, plant, and equipment) by geographic areas is set forth in footnote 9 of the consolidated financial statements of this Annual Report on Form 10-K, under the caption “Enterprise-Wide Disclosures”, and that information is incorporated herein by reference.

Item 1A.	RISK FACTORS

There are risks and uncertainties that could affect the Company’s business. These risks and uncertainties include but are not limited to, the risk factors described below, in Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” and elsewhere in this Form 10-K.

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

Competition The EMS industry is intensely competitive. Competitors may offer customers lower prices on certain high volume programs. This could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company’s business, operating results and financial condition. If the Company were unable to provide comparable or better manufacturing services at a lower cost than its competitors, it could cause sales to decline. In addition, competitors can copy the Company’s non-proprietary designs after the Company has invested in development of products for customers, thereby enabling such competitors to offer lower prices on such products due to savings in development costs.

Concentration of Major Customers At present, the Company’s customer base is highly concentrated and could become more or less concentrated. The Company’s largest EMS customer accounted for 22% of net sales in fiscal year 2007. This same customer accounted for 20% of sales in 2006 and 19% in 2005. For the fiscal years ended 2007, 2006, and 2005, the five largest customers accounted for 73%, 71% and 68% of total sales, respectively. There can be no assurance that the Company’s principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company’s customers have certain rights to extend or delay the shipment of their orders. The Company, however, requires that its customers contractually agree to buy back inventory purchased within specified lead times to build their products if not used. The loss of one or more of the Company’s major customers, or the reduction, delay or cancellation of orders from such customers, could materially and adversely affect the Company’s business, operating results and financial condition.

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

Foreign Manufacturing Operations Most of the products manufactured by the Company are produced at the Company’s facilities located in Mexico and China. Accordingly, the Company’s operations are subject to a variety of risks unique to international operations including import and export duties and value added taxes, import and export regulation changes, the burden and cost of compliance with foreign laws and foreign economic and political risk.

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

Foreign Currency Fluctuations A significant portion of the Company’s operations and customers are in foreign locations. As a result, transactions may occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by the Company could directly or indirectly affect our financial results. Future currency fluctuations are dependent upon a number of factors and cannot be easily predicted. The Company began to use Mexican peso forward contracts in fiscal 2006 to hedge foreign currency fluctuation for a portion of weekly payroll costs. However, unexpected expenses could occur from future fluctuations in exchange rates.

Dilution and Stock Price Volatility As of June 30, 2007, there were outstanding options for the purchase of 1,650,838 shares of common stock of the Company (Common Stock), all of which were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the Common Stock are exercised. The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts’ earnings estimates, or to factors relating to the EMS or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

The Company has manufacturing and sales operations located in the United States, Mexico and China. The table below lists the locations and square footage of the Company’s operating facilities:

Location	Approx. Sq. Ft.	Type of Interest (Leased/Owned)	Description of Use
Spokane Valley, Washington (1)	49,000	Leased	Sales, research, administration and manufacturing

Spokane Valley, Washington (2)	36,000	Leased	Manufacturing
El Paso, Texas	80,000	Leased	Shipping and warehouse

Total USA	165,000

Juarez, Mexico	174,000	Owned	Manufacturing
Juarez, Mexico (3)	60,000	Owned	Manufacturing and warehouse
Juarez, Mexico (4)	66,000	Owned	Manufacturing and warehouse
Reynosa, Mexico	140,000	Leased	Manufacturing
Reynosa, Mexico (5)	57,000	Leased	Warehouse
Reynosa, Mexico (5)	50,000	Leased	Warehouse

Total Mexico	547,000

Shanghai, China (6)	72,000	Leased	Manufacturing

Total China	72,000

Grand Total	784,000

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

(3)

In fiscal 2005, the Company purchased a 60,000 square foot manufacturing facility in Juarez, Mexico to replace a previously leased facility and to accommodate the shift of the Las Cruces, New Mexico operations into Juarez.

(4)	In fiscal 2007, the Company purchased a 66,000 square foot manufacturing facility in Juarez, Mexico to replace a previously leased facility.
(5)	In fiscal 2006 and 2007, the Company leased two new facilities in Reynosa, Mexico for storage capacity.
(6)

The Company began an assembly operation in Shanghai, China in fiscal year 1999. During fiscal year 2006, the Company increased its leased space in China to 72,000 sq. ft. to accommodate a new surface mount technology (SMT) line and additional assembly space.

The geographic diversity of these locations allows the Company to offer services near its customers and its major electronics markets, while reducing labor costs. The Company considers the productive capacity of its current facilities sufficient to carry on the Company’s current business. In addition, the new facility in Juarez, Mexico purchased in fiscal 2007 includes adjacent vacant land that could be developed into additional manufacturing and warehouse space.

Item 3.	LEGAL PROCEEDINGS

On October 24, 2002, the Company reached a settlement in the matter of F&G Scrolling Mouse, LLC, Fernando Falcon and Frederico Gilligan v Key Tronic Corporation (“F&G”). On September 1, 2005, the Company made its final settlement payment installment to F&G in the amount of $812,000.

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

Market Information

Key Tronic Corporation’s common stock is traded on the NASDAQ Global Market, formerly the NASDAQ National Market System under the symbol “KTCC”. Quarterly high and low closing sales prices for Key Tronic common stock for fiscal years 2007 and 2006 were as follows:

	2007		2006
	High	Low	High	Low
First Quarter	$7.16	$3.98	$5.47	$3.50
Second Quarter	5.85	4.53	4.39	3.02
Third Quarter	4.91	3.88	4.35	3.20
Fourth Quarter	5.55	3.94	4.60	3.47

High and low stock prices are based on the daily closing price reported by the NASDAQ Stock Market. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.

Holders And Dividends

As of June 30, 2007, the Company had 909 shareholders of record. The Company’s current financing agreement contains a covenant that prohibits the declaration or payment of dividends and the purchase of Company stock (see Note 4 to Consolidated Financial Statements). The Company has not paid a cash dividend and does not anticipate payment of dividends or stock buyback in the foreseeable future.

Equity Compensation Plan Information

Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report, under the caption “Securities Authorized for Issuance under Equity Compensation Plans”, and that information is incorporated herein by reference.

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return of the NASDAQ Stock Market (U.S. & Foreign) Index and the NASDAQ Electronic Components Index in fiscal 2007.

Item 6:	SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes, and other information included in this report.

Financial Highlights

(Dollars in thousands, except per share amounts)

	Fiscal Years
	2007	2006	2005	2004	2003
Consolidated Statements of Operations Data:
Net sales	$201,712	$187,699	$202,877	$148,901	$130,894
Gross profit	17,670	17,304	16,460	13,237	14,958
Gross margin percentage	8.8%	9.2%	8.1%	8.9%	11.4%
Operating income	6,810	5,861	5,445	1,789	2,612
Operating margin percentage	3.4%	3.1%	2.7%	1.2%	2.0%
Litigation/settlement recovery	—	—	—	—	12,186
Net income	5,230	9,753	4,376	110	13,409
Earnings per share – diluted	0.57	0.97	0.44	0.01	1.39

Consolidated Cash Flow Data:
Cash flows provided by (used in) operations	(1,857)	(34)	6,561	(17)	(544)
Capital expenditures	3,137	1,638	2,868	1,633	2,128

Consolidated Balance Sheet Data:
Net working capital (1)	41,222	31,703	23,006	23,468	21,783
Total assets	89,388	88,695	72,901	67,938	59,125
Long-term liabilities	14,719	11,665	9,420	13,452	13,553

Shareholders’ equity	43,244	37,548	27,639	23,234	23,120
Book value per share (2)	4.36	3.85	2.85	2.40	2.39

Supplemental Data:
Number of shares outstanding at year-end (thousands)	9,921	9,750	9,694	9,676	9,673
Number of employees at year-end	2,227	2,840	2,849	2,847	2,687
Approximate square footage of operational facilities	784,000	723,000	765,000	786,000	691,000

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

Overview

Key Tronic Corporation is an independent provider of EMS for OEMs. The Company’s core strengths include innovative design and engineering expertise in SMT, electronics, mechanical engineering, precision molding, design and build of molding tools, combined with high-quality, low-cost production and assembly on a global basis. The Company’s global production capability provides customers with benefits of improved supply-chain management, reduced inventories, lower transportation costs, and reduced product fulfillment time. The Company continues to make investments in its Mexico and China facilities which give it the production capacity and logistical advantages to continue to win new business. The following information should be read in conjunction with the consolidated financial statements included herein and with Item 1A Risk Factors.

The EMS industry has historically experienced growth as more OEMs shift to outsourced manufacturing. However, Key Tronic’s revenue, like that of other EMS providers’ sales revenue, can fluctuate significantly due to a reliance on a concentrated base of customers. The product demand from the Company’s largest existing customers caused an increase in revenues during fiscal years 2005 and 2007, but these same customers saw moderate decreases in demand during fiscal 2006.

Overall, the Company’s sales in fiscal year 2007 increased by 7.5% over fiscal 2006. The Company has recently won business with new customers that should add significant revenue in the latter part of fiscal 2008. However, sales for the first quarter of fiscal 2008 are expected to be within the range of $42 million to $45 million, as current customer demand has decreased. Actual results will depend on actual levels of customers’ orders and the timing of the start up of production of new product programs. The Company believes that it is well positioned in the EMS industry to expand its customer base and continue long-term growth.

The concentration of the Company’s largest customers increased during fiscal 2007 as the top five customers’ sales increased slightly to 73% of total sales in 2007 from 71% in 2006 and 68% in 2005. The Company’s current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, educational toys, medical devices, exercise equipment and computer accessories. The total number of Key Tronic EMS customers continued to increase during fiscal 2007. Some of these new customers have programs that represent small annual sales while others have multi-million-dollar potential.

Gross profit as a percent of sales was 8.8% in fiscal 2007 compared to 9.2% for the prior fiscal year. The difference in gross profit is related to certain customer price decreases which were in excess of cost savings, a write off of $404,000 in inventory and tooling related to a customer that filed bankruptcy, and additional costs incurred in connection with the installation and start up of a new SMT line in Spokane Valley, WA.

Net income for fiscal 2007 was $5.23 million or $0.51 per diluted share down from $9.8 million net income or $0.97 per diluted share for fiscal 2006. The results of both years were affected by unusual events. The Company realized a gain on the sale of real estate of $1.5 million in fiscal 2007. This gain in 2007 was offset by $460,000 in costs incurred during the year in connection with a potential acquisition that the Company chose not to pursue and the write off of $404,000 of inventory and tooling and an associated write-off of $536,000 in bad debt of a certain customer that filed bankruptcy. The Company recorded a $5.0 million non-cash tax benefit in fiscal 2006.

The Company maintains a strong balance sheet with a current ratio of 2.31 and a long-term debt to equity ratio of 0.31. Total cash used in operations was $1.9 million as the Company decreased its total current liabilities by approximately $8.1 million during the fiscal year. The Company maintains sufficient liquidity for its expected future operations and had approximately $11.1 million available from its revolving line of credit based on eligible collateral at June 30, 2007. The Company maintains a good working relationship with CIT Group/Business Credit, Inc., its asset-based lender, and the Company believes that internally generated funds and its revolving line of credit should provide adequate capital for planned growth over the long term.

The EMS industry is intensely competitive, and Key Tronic, at this time, estimates it has less than 1% of the potential market. The Company believes that it can acquire new business in the future, particularly those programs that require innovative design and engineering, short lead times, or small initial volumes. The Company’s competitiveness is enhanced by its capacity to provide SMT, plastic injection molding, and final assembly. The Company is planning for long term growth by utilizing current capacity, improving manufacturing processes, and investing in additional manufacturing equipment. Current challenges facing the Company include the following: continuing to win new programs, improving operating efficiencies, controlling costs and developing competitive price strategies.

Results of Operations

The following table sets forth for the periods indicated certain items of the consolidated statements of income expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	91.2	90.8	91.9

Gross profit	8.8	9.2	8.1
Operating expenses (income)
Research, development and engineering	1.6	1.5	1.4
Selling	0.9	1.1	1.1
General and administrative	3.6	3.5	3.4
Gain on life insurance proceeds	0.0	0.0	(0.5)
Gain on sale of real estate held for sale	(0.7)	0.0	0.0

Operating income	3.4	3.1	2.7

Interest expense	0.7	0.6	0.6

Income before income taxes	2.7	2.5	2.1

Income tax provision (benefit)	0.1	(2.7)	0.0

Net income	2.6%	5.2%	2.2%

Net Sales

Net sales in fiscal 2007 were $201.7 million compared to $187.7 million and $202.9 million in fiscal years 2006 and 2005, respectively.

The increase in net sales during 2007 relates to a moderate increase in the demand for certain of the Company’s largest existing customers’ products and revenue from new customers’ programs. Customers’ demand will fluctuate based on changes in the sell-through of customers’ products.

The decline in net sales during 2006 relates to a moderate decrease in the demand for the Company’s largest existing customers’ products from the higher level of demand seen in fiscal 2005. The Company anticipates that several new customer programs will enter production in fiscal year 2008 and begin contributing to revenue.

Cost of Sales

Total cost of sales as a percentage of net sales was 91.2%, 90.8%, and 91.9% in fiscal years 2007, 2006, and 2005, respectively.

The difference in gross profit from fiscal 2007 and 2006 is related to certain customer price decreases in the aggregate in excess of cost savings, a write off of $404,000 in inventory and tooling related to a customer that filed for bankruptcy, and additional costs incurred in connection with the installation and start up of a new SMT line in Spokane. The decrease in cost of sales as a percentage of net sales in 2006 from 2005 was due to production efficiencies achieved on existing customer programs together with decreases in warranty accruals and reserves for obsolete keyboard inventory.

Total cost of materials as a percentage of sales was approximately 65.4%, 64.6%, and 67.0% in fiscal years 2007, 2006, and 2005, respectively. The change from year-to-year is directly related to changes in product mix. Products sold in fiscal 2007 contained higher materials costs, thereby increasing costs of materials as a percentage of sales compared to fiscal 2006.

Direct production costs (direct labor and manufacturing overhead) were 13.7% of total sales in fiscal 2007 compared to 13.2% of total sales in 2006. Direct production costs were 12.9% of total sales in 2005. Included in fiscal 2007 were start-up costs associated with the installation and start up of an SMT line at the Company’s headquarters in Spokane Valley, Washington. The SMT line in Spokane Valley was developed for complex low volume production and for new product introduction. The increase in 2006 from 2005 is related to differences in the mix of manufactured programs.

The Company provides for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage. The amounts charged to expense were $544,000, $361,000, and $730,000 in fiscal years 2007, 2006, and 2005, respectively. Approximately $240,000 of the provision in fiscal 2007 was related to a specific customer filing bankruptcy during the year. The majority of the remaining provision in each year was related to domestic computer keyboards and other computer peripherals that were deemed obsolete during the year. Approximately $350,000 of the provision in 2005 was due to the decision to cease supporting direct European sales of keyboards.

The Company provides warranties on certain products it sells and estimates warranty costs based on historical experience and anticipated product returns. The amounts charged to expense are determined based on an estimate of warranty exposure. Warranty expense (recovery) was approximately $31,000, $(10,000), and $345,000 in fiscal years 2007, 2006, and 2005, respectively. Warranty expense for fiscal 2007 is related to workmanship claims on keyboards and certain EMS products. The recovery in 2006 related to the less than expected warranty expense related to a previously identified workmanship issue with a particular EMS product and a decrease in the estimated future keyboard warranty costs. The majority of the warranty expense in fiscal 2005 related to a single warranty claim relating to workmanship of a particular EMS product.

Gross Profit

In fiscal year 2007, gross profit on sales was 8.8% of revenues compared to 9.2% in fiscal year 2006 and 8.1% in fiscal year 2005. The decrease in fiscal year 2007 relates to certain customer sales price decreases in the aggregate in excess of achieved cost savings, a write off of $404,000 in inventory and tooling related to a customer that filed for bankruptcy, and the additional costs incurred with the installation and start up of a new SMT line in Spokane Valley, WA. The increase in gross profit as a percentage of net sales in 2006 from 2005 was due to production efficiencies achieved on existing customer programs together with decreases in warranty accruals and reserves for obsolete keyboard inventory. Also affecting gross profits as a percentage of sales each year are early pay discounts by the Company’s suppliers. The Company took early pay discounts that totaled $211,000, $431,000, and $132,000 in fiscal years 2007, 2006 and 2005, respectively. Early pay discounts will fluctuate based on the Company’s liquidity and changes in the discounts offered by its suppliers.

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

Research, Development and Engineering

Research, development and engineering expenses (RD&E) consists principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. The increase in RD&E in fiscal 2007 from fiscal 2006 is directly related to the hiring of new program managers to service new customer programs. As a percentage of net sales, RD&E increased slightly in fiscal 2006 when compared to 2005. The increase as a percent of sales is due to decreasing sales with no significant decrease in costs. In each of the fiscal years presented, the Company has focused most of its RD&E efforts on current customers’ EMS programs.

Selling

Sales and marketing expenses consist principally of salaries and benefits for sales and marketing personnel, advertising and marketing programs, sales commissions, and travel expenses. Similar to RD&E expenses, selling expenses change as a percent of sales relative to the allocated fixed costs in each of the years presented. Approximately half of selling expense relates to fixed salary costs.

The Company’s total selling expenses were $1.8 million, $2.1 million, and $2.2 million in fiscal years 2007, 2006, and 2005, respectively. The decrease in selling expenses in 2007 from 2006 was due to the Company decreasing its outside marketing service expense in certain months during the year. The slight decrease in 2006 from 2005 is related to a reduction in promotional programs and commissions offset in part by additional internal sales support costs.

General and Administrative

General and administrative expenses (G&A) consist of employee related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. As a percent of sales G&A was 3.6%, 3.5%, and 3.4% in fiscal years 2007, 2006, and 2005, respectively

Total G&A was $7.4 million, $6.6 million and $7.0 million in fiscal years 2007, 2006, and 2005, respectively. In 2007, the Company provided for approximately $555,000 in bad debt expense of which $536,000 was related to a customer filing bankruptcy during the year. The Company had a provision for bad debt of $6,000 in fiscal 2006 and $140,000 in 2005. In addition $460,000 and $120,000 of due diligence expenses, attorneys’ fees, and bank fees were expensed in fiscal 2007 and 2006, respectively, as the Company decided not to proceed with a potential acquisition.

Gain on Life Insurance Proceeds

Operating expenses in fiscal 2005 included a gain on life insurance proceeds paid on policies insuring a former executive in the amount of $1.1 million. The Company does not hold life insurance policies on any other executives or former executives and does not anticipate any gains on life insurance proceeds in the future.

Gain on Real Estate Held for Sale

During the fourth quarter of fiscal 2007, the Company sold its under-utilized Las Cruces, New Mexico facility. The total sales price for the facility and adjacent vacant land was $4.3 million. Sales proceeds were in the form of $2.7 million in cash and an additional $1.5 million note from the buyer. The cash received was for the purchase of the building and approximately 9 acres of land while the note was to pay for the adjacent 14 acres of additional land. The note is payable within 45 days of the flood plain designation being removed from the adjacent vacant land. The Company recognized a $1.5 million gain on real estate held for the sale of the building and 9 acres of land. However, due to the contingent nature of the sale of the adjacent 14 acres of land, the Company has not recognized the sale of the additional land. A potential $951,000 gain is deferred until the note is paid. However, there is no assurance that the note will be paid in the future.

Interest Expense

The Company had net interest expenses of $1.4 million, $1.1 million, and $1.2 million in fiscal years 2007, 2006, and 2005, respectively. Interest expense increased in 2007 when compared to fiscal 2006 and 2005 as the average balance of the revolving line of credit was higher. The higher balance was directly attributable to higher amounts of inventory on hand during fiscal 2007. The Company does not currently use derivatives to hedge interest rate risk. Starting in 2006, the Company began to utilize short-term fixed LIBOR rates on portions of its revolving line of credit for short-term interest savings in anticipation of rate increases. The Company successfully negotiated a variable rate decrease charged by its lender on its revolving line of credit and term debt during fiscal year 2007.

Income Tax Provision

The Company had an income tax provision of $206,000 in fiscal year 2007 compared to a benefit of $(5.0) million in fiscal year 2006 and a $(75,000) benefit in fiscal year 2005. The tax provision in fiscal 2007 is related to alternative minimum taxes (AMT) paid by the Company and income taxes paid in China. The Company paid AMT due to an increase in taxable income in 2007 related to an increase in profits and an approximate $6.0 million repatriation of income from its Mexican foreign subsidiaries.

The large income tax benefit in 2006 related to the Company releasing a portion of the valuation allowance on its net deferred tax asset in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The Company has domestic tax net operating loss carryforwards (NOLs) of approximately $47.9 million at June 30, 2007. In accordance with SFAS No. 109, management assessed the Company’s recent operating levels and the sources of future taxable income to estimate a valuation allowance. A valuation allowance against deferred tax assets is required if it is more likely than not that some of the deferred tax assets will not be realized. Management has determined that the $12.8 million valuation allowance is appropriate.

The benefit for fiscal year 2005 related to the Company’s Mexican subsidiaries revising intercompany agreements upon completion of new transfer pricing studies in the fourth quarter of fiscal 2005, applying certain Mexican tax credits for the calendar years 2005 and 2004, and a reduction of Mexican statutory rates.

International Subsidiaries

The Company offers customers a complete global manufacturing solution. The Company’s facilities provide its customers the opportunity to have their products manufactured in the facility that best serves specific cost, product manufacturing, and distribution needs. Active foreign subsidiaries are located in the following locations:

•	Key Tronic Juarez owns an SMT, assembly, and molding facility and two assembly and storage facilities in Juarez, Mexico. This subsidiary is primarily used to support the Company’s U.S. operations.

•	Key Tronic Reynosa leases manufacturing and warehouse facilities in Reynosa, Mexico. This subsidiary is used exclusively to manufacture products for one EMS customer.

•

Key Tronic Computer Peripheral Co., Ltd. leases a facility with SMT and assembly capabilities in Shanghai, China, which began operations in 1999. Its primary function is to provide EMS services for export; however, it is also currently utilized to manufacture certain electronic keyboards.

Foreign sales (based on location of customer) from worldwide operations, including domestic exports, were $18.5 million in fiscal year 2007 compared to $13.7 million and $15.8 million in fiscal years 2006 and 2005, respectively. The increase in foreign sales is related to a specific new foreign customer that purchased the rights to market an existing Company program. Products and manufacturing services provided by the Company’s subsidiary operations are sold to customers directly by the parent company. Key Tronic Computer Peripheral Co., Ltd., the Company’s subsidiary in Shanghai, China, had only minimal sales to customers in China during the past three fiscal years.

Capital Resources and Liquidity

Cash flows used by operating activities were $(1.9) million in fiscal year 2007 compared to $(34,000) used in operating activities in fiscal year 2006 and $6.6 million provided by fiscal year 2005.

The increase in cash used by operating activities in 2007 was due to primarily to a $7.1 million decrease in accounts payable offset in part by a decrease in inventory of $3.4 million. The decrease in accounts payable at the end of fiscal 2007 was related to decreasing inventory purchases and a change in vendors’ terms. Certain new customer programs have new supply channels that require earlier payments than existing suppliers. In addition, the Company has been effectively reducing its inventory on-hand during the last half of fiscal 2007.

Even though the Company had $9.8 million in net income in fiscal 2006, $5.0 million was in the form of a non-cash deferred income tax benefit. The Company also increased inventory levels by $6.6 million in response to forecasted increases in sales during the first quarter of 2007 and in support of transitioning customers to RoHS compliant products. There was also a $4.8 million increase in accounts receivable due to the volume of shipments during the fourth quarter and payment of the final installment of a litigation settlement in the amount of $812,000 offset in part by an increase in accounts payable of $5.8 million. The Company has begun to take advantage of early pay discounts available from its vendors due to higher availability on the revolving credit facility.

Cash used in investing activities includes capital expenditures. Capital expenditures were $3.1 million, $1.6 million, and $2.9 million in fiscal years 2007, 2006, and 2005, respectively. The Company’s capital expenditures are primarily for purchases of manufacturing assets to support Company operations in Mexico and China. The increase in fiscal year 2007 and 2005 capital expenditures was for purchasing facilities in Juarez to replace leased manufacturing locations. The Company also uses a variety of operating leases to fund the purchases of manufacturing equipment. Total operating leases increased during fiscal 2007, as the Company further utilized leases to finance new equipment purchases.

The Company’s primary financing activity in fiscal years 2007, 2006, and 2005 was borrowing and repayment under the Company’s financing agreement with CIT Group/Business Credit, Inc. (CIT). The Company’s financing agreement with CIT provides a revolving credit facility of up to $25 million. The revolving loan is secured by the assets of the Company. The interest rate provisions allow for a variable rate based on either the prime rate or LIBOR rate. The agreement specifies four alternative levels of margin to be added to these base rates depending on compliance with certain financial covenants. The range of interest being paid to CIT on outstanding balances was 6.83% – 8.25% as of June 30, 2007. The financing agreement contains financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. All but one of the financial covenants, the fixed charge ratio, have been removed by subsequent amendments to the financing agreement. The revolving loan matures August 22, 2009. As of June 30, 2007, the Company was in compliance with its loan covenant. At June 30, 2007, the outstanding revolving loan balance was $13.1 million compared to $10.1 million at fiscal year end July 1, 2006. The loan balance increased as the Company increased its working capital. Based on eligible collateral, approximately $11.1 million was available for drawdown from the revolving line of credit as of June 30, 2007.

Contractual Obligations and Commitments

In the normal course of business, the Company enters into contracts which obligate the Company to make payments in the future.

The table below sets forth the Company’s significant future obligations by fiscal year:

Payments Due by Fiscal Year (in thousands)

	Total	2008	2009	2010	2011	2012
CIT Revolving Loan (1)	$13,081	—	—	$13,081	—	—
Capital and Operating Leases (2)	$9,170	3,116	2,675	2,068	1,299	12
Purchase Orders (3)

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

Under the terms of the revolving credit agreement, the Company must meet a fixed coverage ratio financial covenant. As of June 30, 2007 the Company was in compliance with its loan covenants. Breaching this covenant could have a material impact on the Company’s operations or financial condition.

(2)

The Company maintains vertically integrated manufacturing operations in Mexico and Shanghai, China. Such operations are heavily dependent upon technically superior manufacturing equipment including molding machines in various tonnages, SMT lines, and automated insertion and test equipment for the various products the Company is capable of producing.

In addition, the Company leases some of its administrative and manufacturing facilities. A complete discussion of properties can be found in Part 1, Item 2 at “Properties”. Leases have proven to be an acceptable method for the Company to acquire new or replacement equipment and to maintain facilities with a minimum impact on its short term cash flows for operations.

(3)

As of June 30, 2007, the Company had open purchase order commitments for materials and other supplies of approximately $109 million. Included in the open purchase orders, there are various blanket orders for annual requirements. Actual needs under these blanket purchase orders fluctuate with the Company’s manufacturing levels. In addition, the Company has contracts with its customers that minimize its exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with the Company’s suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations.

In addition to the cash requirements presented above, the Company has various other accruals which are not included. The Company owes its suppliers approximately $24.1 million for accounts payable and shipments in transit at the end of the fiscal year. The Company generally pays its suppliers in a range from 30 to 120 days depending on terms offered. Quarterly payments to suppliers normally average between $30 and $35 million. These payments are financed by operating cash flows and the Company’s revolving line of credit.

The Company believes that internally generated cash flows, leasing facilities, and funds available under the revolving credit facility will satisfy cash requirements for a period in excess of 12 months and into the foreseeable future.

Critical Accounting Policies

Revenue Recognition: The Company recognizes revenue when products are shipped. Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, Revenue Recognition states that revenue generally is realized or realizable and earned when all of the following criteria are met:

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

Income Taxes

The Company has domestic tax loss carryforwards of approximately $47.9 million at June 30, 2007. In accordance with SFAS No. 109, Accounting for Income Taxes, management assesses the sources of future taxable income, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $12.8 million on the total deferred tax asset is appropriate at this time.

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

Derivatives

The Company has adopted SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133, and SFAS No. 149 Amendment on Statement 133 on Derivative Instruments and Hedging Activities. In accordance with these standards all derivative instruments are recorded on the balance sheet at their respective fair values. Generally, if a derivative instrument is specifically designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. Subsequent to year end June 30, 2007, the Company entered into forward contracts to hedge transactional exposure associated with commitments arising from future cash commitments in a currency other than the functional U.S. dollar.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 was adopted by the Company in the first quarter of fiscal 2007 and did not have a material effect on the consolidated financial statements.

In June 2006, FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, was issued which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that the provisions of FIN 48 will have a material effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the requisite disclosure for fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2009. The Company does not anticipate a material effect of adopting SFAS No. 157 on its consolidated financial statements.

In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Pursuant to SAB No. 108, registrants are required to quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 was effective for fiscal years ending after November 15, 2006 and was applied by the Company in the current fiscal year. The application of SAB No. 108 did not have a material impact on the Company’s consolidated results of operations and financial condition as of June 30, 2007.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument with certain exceptions and is applied generally on an irrevocable basis to the entire instrument. SFAS 159 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2009. Early adoption is permitted under certain circumstances. The Company does not anticipate a material effect of adopting SFAS No. 159 on its consolidated financial statements.

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

Although the Company has international operations, the functional currency for all subsidiaries is the U.S. dollar. The Company imports raw materials that are used in its manufacturing operations. The majority of the Company’s purchases is denominated in U.S. dollars and is paid under normal trade terms. In July 2006, the Company began to hedge its foreign currency exposure in Mexico by utilizing weekly forward contracts to cover local payroll costs paid in Mexican pesos. There were no hedges outstanding as of June 30, 2007.

The table below presents principal (or notional) amounts of debt outstanding at June 30, 2007 and related weighted average variable rates by fiscal year of maturity. The weighted average variable interest rates for fiscal years 2007 through 2012 are estimated based on current rates as of June 30, 2007. These forward rates have been increased by current levels of margins based on the financing agreement with CIT. The Company’s long term debt could increase or decrease depending upon cash needs over the period of time that the financing agreement remains in place with CIT. The JP Morgan Chase Bank prime rate and LIBOR will fluctuate with the market and could go up or down depending on market conditions.

(In thousands)	Fiscal Years					Total	Fair Value June 30, 2007
	2008	2009	2010	2011	2012
Long term debt:
Secured revolving debt	—	—	$13,081	—	—	$13,081	$13,081
Average interest rate	—	—	6.85%	—	—	6.85%	—

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Key Tronic Corporation

Spokane Valley, Washington

We have audited the accompanying consolidated balance sheets of Key Tronic Corporation and subsidiaries (the Company) as of June 30, 2007 and July 1, 2006, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2007. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Tronic Corporation and subsidiaries at June 30, 2007 and July 1, 2006, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Spokane, Washington
September 14, 2007

KEY TRONIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)	June 30, 2007	July 1, 2006
ASSETS

Current assets:
Cash and cash equivalents	$3,386	$2,428
Trade receivables, less allowance for doubtful accounts of $20 and $0	30,383	29,003
Inventories	32,346	36,338
Other	6,532	3,416

Total current assets	72,647	71,185

Property, plant and equipment, net	11,248	9,807

Other assets:
Restricted cash	509	874
Real estate	—	1,698
Deferred income tax assets	3,500	3,500
Other, net of accumulated amortization of $98 and $60	719	866
Goodwill	765	765

Total assets	$89,388	$88,695

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$24,104	$31,228
Accrued compensation and vacation	3,713	4,477
Current portion of other long-term obligations	344	689
Other	3,264	3,088

Total current liabilities	31,425	39,482

Long-term liabilities:
Revolving loan	13,081	10,069
Other long-term obligations	1,638	1,596

Total long-term liabilities	14,719	11,665

Commitments and contingencies (Notes 4 and 8)

Shareholders’ equity
Common stock, no par value, authorized 25,000 shares; issued and outstanding 9,921 and 9,750 shares	39,048	38,582
Retained earnings (accumulated deficit)	4,196	(1,034)

Total shareholders’ equity	43,244	37,548

Total liabilities and shareholders’ equity	$89,388	$88,695

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)	Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Net sales	$201,712	$187,699	$202,877
Cost of sales	184,042	170,395	186,417

Gross margin	17,670	17,304	16,460

Operating expenses (income):
Research, development and engineering	3,162	2,762	2,880
Selling	1,776	2,111	2,229
General and administrative	7,387	6,570	6,966
Gain on life insurance proceeds	—	—	(1,060)
Gain on sale of real estate	(1,465)	—	—

Operating income	6,810	5,861	5,445

Interest expense, net	1,374	1,108	1,144

Income before income taxes	5,436	4,753	4,301

Income tax provision (benefit)	206	(5,000)	(75)

Net income	$5,230	$9,753	$4,376

Earnings per share:

Earnings per common share – basic	$0.53	$1.00	$0.45
Weighted average shares outstanding – basic	9,898	9,707	9,684

Earnings per common share – diluted	$0.51	$0.97	$0.44
Weighted average shares outstanding – diluted	10,342	10,070	9,926

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)	Common Stock		Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balances, July 3, 2004	9,676	$38,397	$(15,163)	$23,234
Exercise of stock options	18	29	—	29
Net income – 2005	—	—	4,376	4,376

Balances, July 2, 2005	9,694	38,426	(10,787)	27,639

Stock based compensation	—	40	—	40
Exercise of stock options	56	116	—	116
Net income – 2006	—	—	9,753	9,753

Balances, July 1, 2006	9,750	38,582	(1,034)	37,548

Stock based compensation	—	6	—	6
Exercise of stock options	171	460	—	460
Net income – 2007	—	—	5,230	5,230

Balances, June 30, 2007	9,921	$39,048	$4,196	$43,244

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$5,230	$9,753	$4,376
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	1,814	1,890	2,366
Accretion of deferred gain on sale of building	(78)	(78)	(78)
Provision for obsolete inventory	544	361	730
Provision for doubtful receivables	555	6	140
Provision for (recovery of) warranty	31	(10)	345
(Gain) loss on sale of assets	(1,463)	(101)	149
Stock based compensation expense	6	40	—
Deferred income tax benefit	—	(5,000)	—
Changes in operating assets and liabilities:
Trade receivables	(1,935)	(4,818)	108
Inventories	3,448	(6,987)	(2,594)
Other assets	(1,557)	1,084	(1,596)
Accounts payable	(7,124)	5,753	1,121
Accrued compensation and vacation	(764)	(764)	1,226
Litigation settlement	—	(812)	(1,649)
Other liabilities	(564)	(351)	1,917

Cash provided (used) by operating activities	(1,857)	(34)	6,561

Cash flows from investing activities:
Purchase of property and equipment	(3,137)	(1,638)	(2,868)
Proceeds from sale of property and equipment	2,691	140	8

Cash used by investing activities	(446)	(1,498)	(2,860)

Cash flows from financing activities:
Payment of financing costs	(50)	(50)	(90)
Proceeds from exercise of stock options	460	116	29
Proceeds from long-term debt	499	—	1,500
Repayment of long-term debt	(1,025)	(510)	(385)
Borrowing under revolving credit agreement	213,266	202,168	210,152
Repayment of revolving credit agreement	(210,254)	(199,511)	(213,591)
Decrease (increase) in restricted cash	365	284	(453)

Cash provided (used) by financing activities	3,261	2,497	(2,838)

Increase in cash and cash equivalents	958	965	863

Cash and cash equivalents, beginning of year	2,428	1,463	600

Cash and cash equivalents, end of year	$3,386	$2,428	$1,463

Supplemental cash flow information:
Interest payments	$1,303	$1,100	$1,100
Income tax payments, net of refunds	$258	$194	$247

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful receivables, the provision for obsolete and non-saleable inventories, the valuation allowances on deferred tax assets, valuation of goodwill, medical self insurance liability, long-term incentive compensation accrual and the provision for warranty costs. Actual results could differ from those estimates.

Cash Equivalents

The Company considers investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company has restricted cash amounts in the Company’s bank account that cannot be used for any other purpose than to pay down the Company’s long term revolving line of credit.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated using straight-line methods over the expected useful lives of the assets. Internally constructed molds and dies are depreciated over the expected useful lives of one to two years. Repairs and maintenance costs are expensed as incurred.

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

Self-funded Insurance

The Company began to self-fund its domestic employee health plan on June 30, 2004. The Company contracted with a separate administrative service company to supervise and administer the program and act as its representative. The Company also insures for claims exceeding $65,000 and if the aggregate annual claims amount to more than 125% of expected claims for the plan year. The Company estimates its exposure for claims incurred but not paid at the end of each reporting period and use historical information supplied by the Company’s insurance carrier and broker to estimate its liability for these claims. This liability is subject to a total limitation that varies based on employee enrollment and factors that are established at each annual contract renewal. Actual claims experience may differ from the Company’s estimates.

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

Revenues and associated costs from engineering design and development services, which are generally performed under contract of short term durations, are recognized only after the completed performance of the service. Revenue from engineering design and development services is approximately two percent of total revenue in fiscal years 2007 and 2006.

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

Income Taxes

The Company accounts for income taxes in accordance with provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under the asset and liability method prescribed by SFAS No. 109, deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. Tax credits are accounted for as a reduction of income taxes in the year the credit originates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that will likely be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs. Management has no future intent to repatriate remaining undistributed earnings of its foreign subsidiaries. Therefore, the determination of the unrecognized deferred tax liability on foreign subsidiary undistributed earnings is not practicable.

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

Fair Value of Financial Instruments

The carrying values of financial instruments reflected on the balance sheets at June 30, 2007 and July 1, 2006, reasonably approximate their fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is estimated to be $13.6 million and $11.1 million, respectively, as of June 30, 2007 and July 1, 2006, which approximates the carrying values.

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

Under APB 25, prior to 2005 no compensation expense was recorded in earnings for the Company’s stock options. The pro forma effects on net income and earnings per share for stock options were instead disclosed in a footnote to the financial statements. Under SFAS No. 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period. Because the Company did not have a significant number of non-vested options outstanding, the adoption of SFAS No. 123R did not have a material impact on operating results.

The Company adopted SFAS No. 123R using the modified prospective method. Under this transition method, compensation cost recognized in fiscal year 2006 of $40,000 includes the cost for all share-based awards granted prior to, but not yet vested as of July 2, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated. The Company did not grant any stock options in fiscal 2006 and 2007. As of June 30, 2007, there were no unrecognized compensation costs related to remaining unvested stock options.

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 was adopted by the Company in the first quarter of fiscal 2007 and did not have a material effect on the consolidated financial statements.

In June 2006, FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, was issued which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that the provisions of FIN 48 will have a material effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the requisite disclosure for fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2009. The Company does not anticipate a material effect of adopting SFAS No. 157 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Pursuant to SAB No. 108, registrants are required to quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 was effective for fiscal years ending after November 15, 2006 and was applied by the Company in the current fiscal year. The application of SAB No. 108 did not have a material impact on the Company’s consolidated results of operations and financial condition as of June 30, 2007.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument with certain exceptions and is applied generally on an irrevocable basis to the entire instrument. SFAS 159 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2009. Early adoption is permitted under certain circumstances. The Company does not anticipate a material effect of adopting SFAS No. 159 on its consolidated financial statements.

Fiscal Year

The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2007, 2006, and 2005 ended on June 30, 2007, July 1, 2006, and July 2, 2005, respectively. Fiscal year 2008 will end on June 28, 2008. Fiscal 2007, 2006 and 2005 were 52 week years.

2. INVENTORIES

Components of inventories were as follows:

	June 30, 2007	July 1, 2006
	(in thousands)
Finished goods	$6,757	$5,429
Work-in-process	3,486	3,026
Raw materials	22,314	29,552
Reserve for obsolescence	(211)	(1,669)

	$32,346	$36,338

3. PROPERTY, PLANT AND EQUIPMENT

	Life	June 30, 2007	July 1, 2006
	(in years)	(in thousands)
Land	—	$970	$970
Buildings and improvements	3 to 30	13,045	11,107
Equipment	1 to 10	38,945	38,170
Furniture and fixtures	3 to 5	5,050	5,261

		58,010	55,508
Accumulated depreciation		(46,762)	(45,701)

		$11,248	$9,807

During the fourth quarter of fiscal 2007, the Company sold its under-utilized Las Cruces, New Mexico facility. The total sales price for the facility and adjacent vacant land was $4.3 million. Sales proceeds were in the form of $2.7 million in cash and an additional $1.5 million note from the buyer. The cash received was for the purchase of the building and approximately 9 acres of land while the note was to pay for the adjacent 14 acres of additional land. The note is payable within 45 days of the flood plain designation being removed from the adjacent vacant land. The Company recognized a $1.5 million gain on real estate held for sale of the building and 9 acres of land. However, due to the contingent nature of the sale of the adjacent 14 acres of land, the Company has not recognized the sale of the additional land. A potential $951,000 gain is deferred until the note is paid. However, there is no assurance that the note will be paid in the future.

In December 2000, the Company sold its headquarters building, located in Spokane, Washington. In conjunction with the sale, the Company entered into a ten year lease back agreement for a portion of the building. The gain on the sale of the building was deferred under other long-term obligations and is amortized to offset lease expenses over the remaining lease term.

4. LONG-TERM DEBT

The Company has entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $25 million secured by the assets of the Company. The interest rate provisions allow for a variable rate based on either the prime rate or a set LIBOR rate on specific short term traunches. The agreement specifies four alternative levels of margin to be added to these base rates depending on compliance with certain financial covenants. The range of interest being paid to CIT on outstanding balances was 6.83%—8.25% as of June 30, 2007 and 7.46%—8.25% as of July 1, 2006. The Company successfully negotiated a decrease in the level of margin added in a loan agreement amendment signed in August 2006. The agreement contains financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. All but one of the financial covenants, the minimum fixed charge ratio, have been removed by subsequent amendments to the financing agreement as of August 2006. The revolving loan matures August 22, 2009. As of June 30, 2007, the Company was in compliance with the remaining financial covenant. At June 30, 2007, the outstanding revolving loan balance was $13.1 million compared to $10.1 million at fiscal year end July 1, 2006. Based on eligible collateral, approximately $11.1 million was available to draw from the revolving line of credit as of June 30, 2007.

In addition to the Company’s revolving credit facility payment obligations, the Company had outstanding a $1.0 million term loan from CIT which was included in other long term liabilities as of July 1, 2006. This credit facility was paid in full upon the sale of the Las Cruces facility in May 2007.

5. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
	(in thousands)
Current income tax expense (benefit):
United States	$154	$—	$—
Foreign	52	—	(75)

	206	—	(75)

Deferred income tax expense:
United States	3,695	2,250	900
Foreign	—	—	—

	3,695	2,250	900
Change in valuation allowance	(3,695)	(7,250)	(900)

	—	(5,000)	—

Total income tax expense (benefit)	$206	$(5,000)	$(75)

The Company had an income tax provision of $206,000 in fiscal year 2007 compared to a benefit of $(5.0) million in fiscal year 2006 and a $(75,000) benefit in fiscal year 2005. The tax provision in fiscal 2007 is related to alternative minimum taxes (AMT)

paid by the Company and income taxes paid in China. The Company paid AMT due to an increase in taxable income in 2007 related to an increase in profits and an approximate $6.0 million repatriation of income from its Mexican foreign subsidiaries.

The large income tax benefit in 2006 related to the Company releasing a portion of the valuation allowance on its net deferred tax asset in accordance with SFAS No. 109, Accounting for Income Taxes. The Company has domestic tax net operating loss carryforwards (NOLs) of approximately $47.9 million at June 30, 2007. In accordance with SFAS No. 109, management assessed the Company’s recent operating levels and the sources of future taxable income to estimate a valuation allowance. A valuation allowance against deferred tax assets is required if it is more likely than not that some of the deferred tax assets will not be realized. Management has determined that the $12.8 million valuation allowance is appropriate.

The benefit for fiscal year 2005 related to the Company’s Mexican subsidiaries revising intercompany agreements upon completion of new transfer pricing studies in the fourth quarter of fiscal 2005, applying certain Mexican tax credits for the calendar years 2005 and 2004, and a reduction of Mexican statutory rates.

The Company does not provide for domestic income taxes on the undistributed earnings of its foreign subsidiaries, due to the fact that unremitted earnings are not intended by management to be repatriated in the foreseeable future. If such earnings were subsequently recognized in the United States, the Company would be subject to U.S. federal and state income taxes and potential withholding taxes in foreign jurisdictions. Determination of the amount of the unrecognized deferred tax liability on these undistributed earnings is not practicable.

The Company’s effective tax rate differs from the federal tax rate as follows:

	Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
	(in thousands)
Federal income tax expense at statutory rates	$1,848	$1,616	$1,462
Effect of foreign vs. domestic taxes	(636)	(550)	(574)
State tax (net of federal effect)	54	48	43
Life insurance	—	—	(274)
Expired NOLs	447	1,176	—
Repatriation of accumulated foreign subsidiary income	2,048	—	—
Other	140	(40)	168
Change in valuation allowance	(3,695)	(7,250)	(900)

Income tax provision (benefit)	$206	$(5,000)	$(75)

The domestic and foreign components of income before income taxes were:

	Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
	(in thousands)
Domestic	$3,420	$3,181	$2,874
Foreign	2,016	1,572	1,427

Income before income taxes	$5,436	$4,753	$4,301

Deferred income taxes result from temporary differences in the timing of recognition of revenue and expenses. Deferred income tax assets and liabilities consist of the following at:

	June 30, 2007	July 1, 2006
	(in thousands)
Inventory	$533	$1,107
Vacation accrual	312	320
Other	218	205
Net operating loss carryforwards	1,700	1,095

Current deferred income tax assets	2,763	2,727
Current portion of valuation allowance	(1,263)	(1,227)

Current deferred income tax assets, net of valuation allowance	$1,500	$1,500

Depreciation and amortization	$(966)	$(740)
State deferred taxes	414	524
Net operating loss carryforwards	14,595	18,313
Tax credit carryforwards	515	388
Other	434	238

Noncurrent deferred income tax assets	14,992	18,723
Valuation allowance, net of current portion	(11,492)	(15,223)

Noncurrent deferred income tax assets, net of valuation allowance	$3,500	$3,500

Total deferred income tax assets	$5,000	$5,000

At June 30, 2007, the Company had NOLs of approximating $47.9 million. The remaining net operating loss carryforwards expire in varying amounts through 2025. Utilization of NOLs would be limited in the event the Company’s ownership changes more than 50% in a three-year period. The Company also has general business credits and alternative minimum tax credits approximating $147,000 and $368,000, respectively. The general business credits expire in varying amounts through fiscal year 2009 and the alternative minimum tax credits do not expire.

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

	Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Total weighted average shares – basic	9,898,009	9,707,020	9,684,399
Effect of dilutive common stock options	444,457	362,871	241,355

Total weighted average shares – diluted	10,342,466	10,069,891	9,925,754

Antidilutive options not included in diluted earnings per share	397,750	896,800	930,150

7. STOCK OPTION AND BENEFIT PLANS

The Company has two executive stock option plans for certain key employees. One plan has terminated. Options under these plans vest over one to five years and become exercisable as they vest. Options under the plans become exercisable in full immediately prior to the occurrence of a “Change in Control” as defined in the plan documents. The Company has reserved 2,795,000 shares for issuance under these plans. As of June 30, 2007, 1,423,583 options were outstanding all of which were exercisable. There are 68,500 shares available for future grant under the unexpired plan. These options expire five to ten years from the date of grant or date of vesting.

The Company also has a stock option plan for “Nonemployee Directors.” Options under this plan vest over a three-year period and are exercisable as they vest. The Company has reserved 300,000 shares for issuance under this plan. As of June 30, 2007, 227,255 options were outstanding all of which were exercisable. The plan has terminated and no more options can be granted under this plan. Outstanding options expire five to ten years from the date of grant or date of vesting.

On July 3, 2005, the Company adopted SFAS No. 123R and compensation expense for options totaled approximately $6,000 and $40,000 in fiscal 2007 and 2006, respectively. There was no compensation expense incurred in conjunction with options vesting in fiscal year 2005.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS No. 123 to all of its share-based compensation awards for periods prior to the adoption of SFAS No. 123R, (in thousands, except per share data):

Year Ended July 2, 2005
(in thousands, except per share information)
Net income as reported	$4,376

Add: Stock-based employee compensation expense included in reported net income	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(93)

Pro forma net income	$4,283

Earnings per share:
Basic – as reported	$0.45
Diluted – as reported	$0.44
Basic – pro forma	$0.44
Diluted – pro forma	$0.43

The following table summarizes option activity from July 1, 2006 through June 30, 2007:

	Shares Available For Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at July 1, 2006	68,500	1,925,450	$1,422	$4.28	3.6
Options canceled and expired	—	(103,980)		$10.08
Options exercised	—	(170,632)	$398	$2.70

Balance at June 30, 2007	68,500	1,650,838	$2,359	$4.08	2.6

Exercisable at June 30, 2007		1,650,838	$2,359	$4.08	2.6

The following is a summary of plan activity:

	Price Range	Number Of Options	Weighted Average Exercise Price
Outstanding, July 3, 2004	$1.15 to $ 16.25	2,071,891	$4.33

Granted during 2005	$2.96 to $ 3.40	29,650	$3.33
Exercised	$1.15 to $ 2.81	(18,000)	$1.61
Canceled	$1.15 to $ 9.50	(97,891)	$6.78

Outstanding, July 2, 2005	$1.15 to $ 16.25	1,985,650	$4.22

Exercised during 2006	$1.15 to $ 2.81	(56,500)	$2.04
Canceled	$5.03 to $ 5.63	(3,700)	$5.14

Outstanding July 1, 2006	$1.15 to $ 16.25	1,925,450	$4.28

Exercised during 2007	$1.20 to $3.94	(170,632)	$2.70
Canceled	$3.40 to $ 16.25	(103,980)	$10.08

Outstanding, June 30, 2007	$1.15 to $ 16.25	1,650,838	$4.08

Additional information regarding options outstanding as of June 30, 2007, is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs.)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$ 1.15 -1.73	97,500	3.2	$1.17	97,500	$1.17
1.74 -2.60	143,333	3.1	2.09	143,333	2.09
2.61 - 3.92	622,255	3.4	2.81	622,255	2.81
3.93 - 5.89	662,000	1.9	5.08	662,000	5.08
5.90 - 8.85	93,250	2.3	7.34	93,250	7.34
13.31 -16.25	32,500	0.1	16.25	32,500	16.25

$ 1.15 - 16.25	1,650,838	2.6	$4.08	1,650,838	$4.08

The Company also has a defined contribution plan (401(k)) available to U.S. employees who have attained age 21. The Company contributes an amount equal to 100% of the employee’s contribution on the first 3% of the employee’s compensation and an additional 50% of the employee’s contribution on the following 2% of the employee’s compensation. Company contributions to the plan were $427,000, $418,000, and $380,000 in fiscal years 2007, 2006 and 2005, respectively.

8. COMMITMENTS AND CONTINGENCIES

Leases: As of June 30, 2007, the Company had $496,000 of property and equipment financed under capital leases. The related accumulated depreciation for these capital leases amounted to $53,000 as of June 30, 2007. The Company also has operating leases for certain equipment and production facilities, which expire at various dates during the next five years. Future minimum payments under non-cancelable operating and capital leases with initial or remaining terms of one year or more at June 30, 2007, are summarized as follows (in thousands):

Fiscal Years Ending	Operating Leases	Capital Leases
2008	$2,918	$198
2009	2,478	197
2010	1,902	166
2011	1,299	—
2012	12	—

Total minimum lease payments	$8,609	561

Amount representing interest		(6)

Present value of lease payments		555
Current portion		198

Capital lease obligations, net of current portion		$357

Rental expenses under operating leases were approximately $4.4 million, $4.3 million, and $4.5 million in 2007, 2006, and 2005, respectively.

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

If actual return rates and/or repair and replacement costs differ significantly from estimates, adjustments to recognize additional cost of sales may be required in future periods.

Components of the reserve for warranty costs during 2007, 2006 and 2005 were as follows:

Balance at July 3, 2004	$173,732
Additions related to current period sales	345,226
Warranty costs incurred in the period	(273,103)

Balance at July 2, 2005	245,855
Recovery related to current period sales	(9,900)
Warranty costs incurred in the period	(145,955)

Balance at July 1, 2006	90,000
Additions related to current period sales	30,680
Warranty costs incurred in the period	(80,680)

Balance at June 30, 2007	$40,000

Litigation: The Company may be party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.

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

Of the revenues for the years ended June 30, 2007, July 1, 2006, and July 2, 2005, EMS sales were $196.1 million, $180.4 million, and $192.8 million, respectively. Keyboard sales for the years ended June 30, 2007, July 1, 2006, and July 2, 2005 were $5.6 million, $7.3 million, and $10.1 million, respectively.

Net sales and long-lived assets (property, plant, and equipment) by geographic area as of and for the years ended June 30, 2007, July 1, 2006, and July 2, 2005 are summarized in the following table. Net sales set forth below are based on the shipping destination.

	Domestic (U.S.)	Foreign	Total
	(in thousands)
2007
Net sales	$183,261	$18,451	$201,712
Long-lived assets	$9,866	$1,382	$11,248
2006
Net sales	$173,978	$13,721	$187,699
Long-lived assets	$8,184	$1,623	$9,807
2005
Net sales	$187,063	$15,814	$202,877
Long-lived assets	$9,348	$663	$10,011

For the year ended June 30, 2007, 43.4% of the Company’s foreign net sales were to customers in Switzerland, 46.3% were to Asia, 9.2% were to Canada, and the remaining 1.1% were spread among customers in other parts of Europe and Australia.

For the year ended July 1, 2006, 56.3% of the Company’s foreign net sales were to customers in Switzerland, 23.8% were to Asia, 13.2% were to Canada, and the remaining 6.7% were spread among customers in other parts of Europe and Australia.

For the year ended July 2, 2005, 49.9% of the Company’s foreign net sales were to customers in Switzerland, 17.7% were to customers in Canada, 16.8% were to customers in Mexico, 12.4% to customers in other parts of Europe, and the remaining 3.2% were spread among customers in Asia and South America.

Significant Customers

The following customers accounted for 10% or more of consolidated revenues in the three fiscal years presented below:

	Fiscal Year
	2007	2006	2005
Zebra Technologies Corporation	22%	20%	19%
Lexmark International, Inc.	18%	17%	19%
International Game Technology, Inc.	17%	18%	14%

Accounts receivable related to these customers represented approximately 23%, 18%, and 15%, respectively of the Company’s total accounts receivable balance as of June 30, 2007.

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

10. QUARTERLY FINANCIAL DATA

(Unaudited)

	Year Ended June 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$55,512	$49,829	$47,212	$49,159
Gross profit	5,294	4,201	3,720	4,455
Income before income taxes	1,484	366	723	2,863
Net income	1,419	345	742	2,724
Earnings per common share-basic	.14	.03	.07	.27
Earnings per common share-diluted	.14	.03	.07	.26
Weighted average shares outstanding
Basic	9,842	9,915	9,915	9,920
Diluted	10,458	10,390	10,272	10,302

	Year Ended July 1, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$44,250	$45,360	$45,567	$52,522
Gross profit	3,852	4,100	3,977	5,375
Income before income taxes	709	1,011	917	2,116
Net income	702	1,018	917	7,116
Earnings per common share-basic	0.07	0.10	0.09	0.73
Earnings per common share-diluted	0.07	0.10	0.09	0.71
Weighted average shares outstanding
Basic	9,696	9,703	9,705	9,724
Diluted	10,140	10,022	10,064	10,093

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A:	CONTROLS AND PROCEDURES

a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

b)	There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B:	OTHER INFORMATION

None

PART III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

JAMES R. BEAN—Director

James R. Bean, age 57, has been President and CEO of Preco Electronics, Inc. since November 1999. From May 1997 to 1999 he held various management positions in Boise, Idaho with Preco Electronics, Inc. Previously he held various management positions in manufacturing operations with Sun Microsystems, Inc., Apple Computer, Inc. and National Semiconductor, Inc. Mr. Bean is a graduate of New Mexico State University with a B.S. in Industrial Engineering.

DALE F. PILZ—Director, Chairman of the Board

Dale F. Pilz, age 81, has served as Chairman of the Board since January 2000 and has been a director of the Company since April 1992. Mr. Pilz was Chief Executive Officer of Flowind Corporation from 1986 to 1990. He served as President of Omninet Corporation from 1985 to 1986. Prior to that, Mr. Pilz was Chief Executive Officer and President of GTE Sprint Communications from 1983 to 1985 and also served as Chief Executive Officer and President of GTE Spacenet Corporation from 1983 to 1985.

YACOV A. SHAMASH—Director

Yacov A. Shamash, age 57, has been a director of the Company since 1989. He has been the Dean of Engineering and Applied Sciences at the State University of New York campus at Stony Brook since 1992. Professor Shamash developed and directed the NSF Industry/University Cooperative Research Center for the Design of Analog/Digital Integrated Circuits from 1989 to 1992 and also served as Chairman of the Electrical and Computer Engineering Department at Washington State University from 1985 until 1992. Dr. Shamash also serves on the Board of Directors of American Medical Alert Corp, Netsmart Technologies, Inc., and APDN.

PATRICK SWEENEY—Director

Patrick Sweeney, age 72, has been a director of the Company since July 2000. Mr. Sweeney was President and CEO of Hadco Corporation from 1991 through 1995 and formerly served as Hadco's Vice President/Chief Financial Officer and Vice President of Operations. Prior to that Mr. Sweeney was the Vice President of International Manufacturing at Wang—USA from 1981 through 1986 and also served as Managing Director of Ireland for Digital and as Plant Manager of its Galway and Clonmel divisions. Mr. Sweeney also serves on the Board of Directors of Aimware, Info. Mosaic and Photo Machining Inc.

JACK W. OEHLKE—Director, President and Chief Executive Officer

Jack W. Oehlke, age 61, has been President and Chief Executive Officer of the Company since June 1997. From October 1995, he served as Chief Operating Officer. Previously, he served as Senior Vice President of Operations from January 1995 to October 1995 and Vice President of Manufacturing Operations of the Company from December 1993 to January 1995. Mr. Oehlke served as Director of Operations, Director of Quality and in various management positions within manufacturing, engineering and quality functions of the Microswitch Division of Honeywell, Inc. from 1968 to 1993. Mr. Oehlke has a Bachelor of Science Degree in Industrial Technology from the University of Wisconsin at Menomonie.

RONALD F. KLAWITTER—Executive Vice President of Administration and Chief Financial Officer

Mr. Klawitter, age 55, has been Executive Vice President of Administration, CFO, and Treasurer since July 1997. Previously he was Vice President of Finance, Secretary and Treasurer of the Company since October 1995. He was Acting Secretary from November 1994 to October 1995 and Vice President of Finance and Treasurer from 1992 to October 1995. From 1987 to 1992, Mr. Klawitter was Vice President, Finance at Baker Hughes Tubular Service, a subsidiary of Baker Hughes, Inc. He has a BA degree from Wittenberg University and is a Certified Public Accountant.

CRAIG D. GATES—Executive Vice President and General Manager

Mr. Gates, age 48, has been Executive Vice President and General Manager since August 2002. Previously he was Executive Vice President of Marketing, Engineering and Sales since July 1997. He served as Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of

1994. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana. From 1982 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch.

EFREN R. PEREZ—Vice President of S.W. Operations

Mr. Perez, age 67, has served as Vice President of S.W. Operations since July 1997. Previously he was the Managing Director of S.W. Operations from July 1996 to July 1997 and Director of S.W. Operations from July 1995 to June 1996. Following the Company’s acquisition of the Honeywell, Inc. Keyboard Division, Mr. Perez served as Plant Manager in Juarez from July 1993 to July 1995. He served as Plant Manager in Juarez for the Keyboard Division of Honeywell, Inc. from February 1989 to July 1993. Mr. Perez is a graduate of the University of Mexico with a B.S. in Physics.

GEORGE R. ALFORD—Vice President of Materials

George R. Alford, age 54, has been Vice President of Materials of the Company since July 2006. From August 2005 to July 2006 he served as Director of Materials (HID Group) at Cooper Industries. From October 2000 to August 2005, he served in various procurement and materials management positions with Solectron Corporation. Mr. Alford has a B.S. in Industrial Technology and a M.A. in Management from Middle Tennessee State University and a J.D. in Civil Law from Nashville School of Law.

Compliance with Section 16(a) of the Exchange Act:

Incorporated by reference to Key Tronic Corporation's 2003 Proxy Statement to Shareholders.

Code of Conduct

The Board of Directors has adopted a written Code of Conduct which applies to its directors and employees, including its executive officers. The Code of Conduct is available on the Company’s website at www.keytronic.com. The Company intends to disclose on its website any amendments to or waivers of the Code of Conduct.

Item 11:	EXECUTIVE COMPENSATION

Information appearing under the caption “Executive Compensation” in the Company’s 2007 Proxy Statement is incorporated herein by this reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of June 30, 2007.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,423,005	$4.38	0

Equity compensation plans not approved by security holders(1)	227,833	$2.21	68,500

Total	1,650,838	$4.08	68,500

(1)	Consists of the Key Tronic Corporation 2000 Employee Stock Option Plan

Information under the caption “Beneficial Ownership of Securities” in the Company’s 2007 Proxy Statement is incorporated herein by this reference.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under the caption “Related Person Transactions”, “Compensation Committee Interlocks and Insider Participation” and “Directors’ Independence” in the Company’s 2007 Proxy Statement is incorporated herein by this reference.

Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Principal Accountant Fees and Services” in the Company’s 2007 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

      2. SCHEDULES

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	20
II. Consolidated Valuation and Qualifying Accounts	42

Other schedules are omitted because of the absence of conditions under which they are required, or because required information is given in the financial statements or notes thereto.

      3. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, incorporated by reference to the Exhibits to the Company’s form 10-K for the year ended June 30, 1986

3.2	Bylaws, as amended, incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 30, 1986

10.1*	Executive Stock Option Plan, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended June 30, 1986

10.2*	Amended and Restated 1990 Stock Option Plan for Non-Employee Directors, as amended, incorporated by reference to the Company’s 1997 Proxy Statement (dated October 10, 1997), pages 14-17

10.3*	1995 Executive Stock Option Plan, incorporated by reference to the Company’s 1995 Proxy Statement, pages 19-22

10.4*	2000 Employee Stock Option Plan, incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.5*	Officers’ Employment Contracts, incorporated by reference to the Company’s 1998 Proxy Statement, pages 10 and 11

10.6*	Employment Contract with Michael D. Chard, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended July 1, 2000

10.7*	Addenda to Officers’ Employment Contracts, incorporated by reference to Exhibits to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.8*	Description of Retention Bonus Plan, incorporated by reference to the Exhibits to the Company’s 10-Q for the quarter ended December 28, 2002

10.9*	Addenda to Officers’ Employment Contracts, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended June 29, 2002

10.10	Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended September 29, 2001

10.11	First and Second Amendments to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 29, 2002

10.12	Third Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended December 29, 2002

10.13	Fourth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 28, 2003

10.14	Fifth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended December 27, 2003

10.15	Sixth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended April 3, 2004

10.16	Seventh Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended July 3, 2004

10.17	Eighth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s From 10-K for the year ended July 3, 2004

10.18	Ninth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended October 2, 2004

10.19	Tenth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibit to the Company’s Form 8-K filed April 4, 2005

10.20	Promise to execute a Purchase and Sale Agreement with Key Safety Systems de Mexico, S.A. de C.V., incorporated by reference to the Exhibit to the Company’s Form 8-K filed April 26, 2005

10.21	Summary of material terms and conditions of the Purchase and Sale Agreement with Key Safety Systems de Mexico, S.A. de C.V., incorporated by reference to the Exhibit to the Company’s Form 8-K filed June 6, 2005

10.22*	Summary of Key Tronic Corporation Incentive Compensation Plan, incorporated by reference to Exhibit 10.23* the Company’s Form 10-K for the year ended July 2, 2005

10.23*	Employment Contract between Key Tronic Corporation and George Robert Alford, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 26, 2006

10.24*	Summary of Incentive Compensation Plan Performance goals and Target Payments for fiscal year 2007, incorporated by reference to the Company’s Form 8-K filed July 28, 2006

10.25*	Summary of Fiscal Years 2007 – 2009 Long Term Incentive Plan Performance Measures and Awards, incorporated by reference to the Company’s From 8-K filed July 28, 2006

10.26*	Summary of Key Tronic Corporation Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 27, 2005

10.27	Twelfth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibit to the Company’s Form 8-K filed September 7, 2006

10.28	Summary of material terms and conditions of the Purchase and Sale Agreement with Todenko Mexico S.A. de C.V., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 12, 2006

10.29	Summary of material terms and conditions of the Purchase and Sale Agreement with Todenko Mexico S.A. de C.V., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 20, 2006

10.30	Summary of material terms and conditions of the Sale and Purchase Agreement with Adevco Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 5, 2007

10.31	Summary of Second Amendment to Agreement of Sale and Purchase Agreement with Adevco Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 11, 2007

10.32*	Summary of Incentive Compensation Plan Performance goals and Target Payments for fiscal year 2008 and Fiscal Years 2008-2010 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 27, 2007

21.	Subsidiaries of Registrant, submitted herewith

23.1	Consent of Independent Registered Public Accounting Firm, submitted herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, submitted herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, submitted herewith

32.1	Section 1350 Certification of Chief Executive Officer, submitted herewith

32.2	Section 1350 Certification of Chief Financial Officer, submitted herewith

*	Management contract or compensatory plan or arrangement

PART IV

SCHEDULE II

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

FISCAL YEARS ENDED JUNE 30, 2007, JULY 1, 2006, AND

JULY 2, 2005

	2007	2006	2005
	(in thousands)
Allowance for Obsolete Inventory
Balance at beginning of year	$1,669	$3,165	$3,181
Provisions	544	361	730
Dispositions	(2,002)	(1,857)	(746)

Balance at end of year	$211	$1,669	$3,165

Allowance for Doubtful Accounts
Balance at beginning of year	$0	$158	$60
Provisions	555	6	140
Write-offs	(535)	(164)	(42)

Balance at end of year	$20	$0	$158

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 17, 2007

KEY TRONIC CORPORATION

By:	/s/ Jack W. Oehlke
Jack W. Oehlke, Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Jack W. Oehlke	September 17, 2007
Jack W. Oehlke	Date
(Director, President and Chief Executive Officer)

/s/ Ronald F. Klawitter	September 17, 2007
Ronald F. Klawitter	Date
(Principal Financial Officer)

/s/ James R. Bean	September 17, 2007
James R. Bean	Date
(Director)

/s/ Dale F. Pilz	September 17, 2007
Dale F. Pilz	Date
(Director, Chairman of the Board)

/s/ Yacov A. Shamash	September 17, 2007
Yacov A. Shamash	Date
(Director)

/s/ Patrick Sweeney	September 17, 2007
Patrick Sweeney	Date
(Director)