Form 10-Q
period 2007-09-29
KEY TRONIC CORP
filed 2007-11-13
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 29, 2007

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

At October 26, 2007, 10,024,308 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

Index

		Page No.

PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Consolidated Balance Sheets – September 29, 2007 (Unaudited) and June 30, 2007	3

	Consolidated Statements of Earnings (Unaudited) Three Months Ended September 29, 2007 and September 30, 2006	4

	Consolidated Statements of Cash Flows (Unaudited) Three Months Ended September 29, 2007 and September 30, 2006	5

	Notes to Consolidated Financial Statements	6-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION:

Item 1.	Legal Proceedings*

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds*

Item 3.	Defaults upon Senior Securities*

Item 4.	Submission of Matters to a Vote of Security Holders*

Item 5.	Other Information*

Item 6.	Exhibits	16

Signatures		17

*	Items are not applicable

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 29, 2007	June 30, 2007
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$904	$3,386
Trade receivables	26,592	30,383
Inventories	34,077	32,346
Other	7,307	6,532

Total current assets	68,880	72,647

Property, plant and equipment - net	11,128	11,248

Other assets:
Restricted cash	130	509
Deferred income tax assets	3,500	3,500
Goodwill	765	765
Other	645	719

Total other assets	5,040	5,493

Total assets	$85,048	$89,388

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$24,960	$24,104
Accrued compensation and vacation	3,161	3,713
Current portion of other long-term obligations	349	344
Other	3,122	3,264

Total current liabilities	31,592	31,425

Long-term liabilities:
Revolving loan	8,857	13,081
Other long-term obligations	1,049	1,638

Total long-term liabilities	9,906	14,719

Total liabilities	$41,498	$46,144

Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, no par value - shares authorized
25,000; issued and outstanding 9,971 and 9,921	39,171	39,048
Retained earnings	4,379	4,196

Total shareholders’ equity	43,550	43,244

Total liabilities and shareholders’ equity	$85,048	$89,388

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
	September 29, 2007	September 30, 2006
	(in thousands, except per share amounts)
Net sales	$44,550	$55,512
Cost of sales	41,488	50,218

Gross profit on sales	3,062	5,294

Operating expenses:
Research, development and engineering	677	893
Selling	330	520
General and administrative	1,568	2,064

Total operating expenses	2,575	3,477

Operating income	487	1,817
Interest expense	269	333

Income before income tax provision	218	1,484
Income tax provision	35	65

Net income	$183	$1,419

Earnings per share – basic and diluted:	$0.02	$0.14
Weighted average shares outstanding - basic	9,928	9,842
Weighted average shares outstanding - diluted	10,328	10,458

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 29, 2007	September 30, 2006
	(in thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$183	$1,419
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	426	444
Provision for doubtful accounts	11	—
Provision for obsolete inventory	—	85
Provision for warranty	10	30
Gain on disposal of assets	(1)	(1)
Stock based compensation expense	—	5
Changes in operating assets and liabilities:
Trade receivables	3,780	(206)
Inventories	(1,731)	(1,302)
Other assets	(687)	(461)
Accounts payable	856	(4,325)
Accrued compensation and vacation	(552)	(1,128)
Other liabilities	(666)	(847)

Cash provided by (used in) operating activities	1,629	(6,287)

Cash flows from investing activities:
Purchase of property and equipment	(290)	(369)
Proceeds from sale of property and equipment	2	2

Cash used in investing activities	(288)	(367)

Cash flows from financing activities:
Payment of financing costs	(50)	(50)
Repayment of long term debt	(51)	(126)
Borrowings under revolving credit agreement	44,817	63,130
Repayment of revolving credit agreement	(49,041)	(57,898)
Decrease in restricted cash	379	181
Proceeds from exercise of stock options	123	416

Cash provided by (used in) financing activities	(3,823)	5,653

Net decrease in cash and cash equivalents	(2,482)	(1,001)
Cash and cash equivalents, beginning of period	3,386	2,428

Cash and cash equivalents, end of period	$904	$1,427

Supplemental cash flow information:
Interest payments	$296	$215
Income tax payments (receipts), net of refunds	$156	$(65)

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful receivables, the provision for obsolete and nonsaleable inventories, the valuation allowances on deferred tax assets, valuation of goodwill, medical self-insurance liability, long-term incentive compensation accrual and the provision for warranty costs. Actual results could differ from those estimates. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarters ended September 29, 2007 and September 30, 2006 were 13 week periods.

2.	INVENTORIES

The components of inventories consist of the following:

	September 29, 2007	June 30, 2007
	(in thousands)
Finished goods	$7,792	$6,757
Work-in-process	2,813	3,486
Raw materials and supplies	23,634	22,314
Reserve for obsolescence	(162)	(211)

	$34,077	$32,346

3.	REVOLVING LOAN

The Company has entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $25 million. The revolving loan is secured by the assets of the Company. The interest rate provisions allow for a variable rate based on either the JP Morgan Chase prime rate or LIBOR rate on specific short term traunches. The agreement specifies four alternative levels of margin to be added to each of these base rates depending on the Company’s fixed charge ratio. Interest rates on the balances on outstanding contracts ranged from 6.83% to 7.75% on September 29, 2007. The decrease in rates for the first quarter of 2007 is related to decreases in published prime and LIBOR rates.

The agreement and subsequent amendments contain a financial covenant that relates to a minimum fixed charge ratio. The Company is in compliance with its loan covenant. The revolving loan matures August 22, 2009. As of September 29, 2007, based on the Company’s collateral, approximately $11.9 million was available to draw from the revolving line of credit.

4.	INCOME TAXES

The Company has domestic income tax loss carryforwards of approximately $47.9 million at June 30, 2007. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. In accordance with SFAS No. 109, management assessed the Company’s recent operating levels and the sources of future taxable income to estimate a partial valuation allowance. Based on projected future operations, management has determined that the net deferred tax asset of approximately $5.0 million continues to be appropriate. Therefore, the Company released a portion of the valuation allowance against the net deferred tax asset, in effect offsetting the domestic tax provision for the quarter. In addition to its domestic operations, the Company has subsidiaries in Mexico and China. The Company is currently applying certain tax credits to offset the income tax liabilities of its Mexican subsidiaries. Accordingly, the income tax provisions for the first quarters of 2008 and 2007 are attributable primarily to taxable earnings of its foreign subsidiary in China.

5.	EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding during the period. Basic and diluted EPS are as follows:

	Three Months Ended
	(in thousands, except per share information)
	September 29, 2007	September 30, 2006
Net income	$183	$1,419
Weighted average shares outstanding	9,928	9,842
Basic earnings per share	$0.02	$0.14

Diluted shares outstanding	10,328	10,458
Diluted earnings per share	$0.02	$0.14

There were approximately 358,000 and 173,000 antidilutive stock options not included in the diluted shares outstanding for the quarters ended September 29, 2007 and September 30, 2006, respectively.

6.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company had no material firm commitments to contractors and suppliers for capital expenditures at September 29, 2007.

Leases

The Company leases some of its facilities, certain equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates during the next six years.

Warranties

The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.

Components of the reserve for warranty costs consist of the following:

	Three Months Ended
	September 29, 2007	September 30, 2006
Balance at beginning of period	$40,000	$90,000
Additions related to current period sales	9,700	30,000

Warranty costs incurred in the current period	(19,142)	(22,141)

Balance at end of period	$30,558	$97,859

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company believes that it is well positioned in the EMS industry to expand its customer base and achieve long term growth. The Company’s core strengths include innovative design and engineering expertise in surface mount technology (SMT), electronics, mechanical engineering, precision molding and tooling, combined with high-quality, low-cost production and assembly on a global basis. The Company’s global production capability provides customers with benefits of improved supply-chain management, reduced inventories, lower transportation costs, and reduced product fulfillment time. The Company continues to make investments in its U.S., Mexico and China facilities which give it the production capacity and logistical advantages to continue to win new business

While the EMS industry has historically experienced growth as more OEMs shift to outsourced manufacturing, Key Tronic’s revenue can fluctuate significantly due to a reliance on a concentrated base of customers. A decrease in the product demand from the Company’s largest existing customers resulted in a significant decrease in revenues during the first quarter of fiscal 2008, but these customers’ forecasts along with new customers’ program forecasts show increases in sales revenue for the remainder of the fiscal year. The Company manufacturers a variety of products, including consumer electronics and plastics, gaming devices, household products, exercise equipment, educational toys, specialty printers and printer components, and computer accessories

The EMS industry is growing and is intensely competitive. Key Tronic, at this time, has less than 1% of the potential global market. The Company is planning for growth in the coming quarters by increasing its worldwide manufacturing capacity and continuing to improve its manufacturing processes. The Company believes that it can continue to win new business. Current challenges facing the Company include the following: continuing to win new programs, balancing production capacity and key personnel in each of its manufacturing locations, improving operating efficiencies, controlling costs and developing competitive pricing strategies, and successfully transitioning new program wins to full production.

Net income for the first quarter of fiscal 2008 was $183,000 compared to $1.4 million for the first quarter of fiscal 2007. The decrease was directly related to decreased sales revenue and an associated decrease in facility utilization. In addition, operating expenses decreased by approximately $902,000 during the quarter ended September 29, 2007 as compared to the quarter ended September 30, 2006. The primary reason for the decrease was due diligence and related expenses incurred in connection with a potential acquisition that the Company decided not to complete in the first quarter of fiscal 2007 and lower incentive compensation expenses in the current quarter.

Sales for the first quarter of fiscal year 2008 decreased 19.7% to $44.6 million compared to $55.5 million for the same period of fiscal year 2007. The decrease in sales reflects an overall decrease in revenue from existing programs. Sales in the second quarter of fiscal year 2008 are expected to be higher than the first quarter and in the range of $45 million to $48 million. While the ramp up of new programs should contribute additional revenue next quarter, many of these programs will still be in their early stages with full production yet to come later in fiscal 2008.

Gross profit as a percentage of sales for the first quarter of 2008 was 6.9% compared to 9.5% for the first quarter of fiscal 2007. The decrease resulted from a the significant decrease in sales and its associated affect on factory utilization. A large part of the Company’s overhead and indirect costs do not fluctuate significantly with short-term fluctuations in sales revenue. The level of gross margin is impacted by facility utilization, product mix, timing of the start-up of new programs, pricing within the electronics industry and material costs and can fluctuate significantly from quarter to quarter.

The Company maintains a strong balance sheet with a current ratio of 2.18 and a long-term debt to equity ratio of 0.20. The Company maintains a good working relationship with its asset-based lender, and believes that internally generated funds and the Company’s revolving line of credit will provide adequate capital for current operations and long-term growth.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

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

Inactive, Obsolete and Surplus Inventory Reserve

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

Allowance for Doubtful Accounts

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

Income Taxes

The Company has domestic income tax loss carryforwards of approximately $47.9 million at June 30, 2007. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. In accordance with SFAS No. 109, management assessed the Company’s recent operating levels and the sources of future taxable income to estimate a partial valuation allowance. Based on projected future operations, management has determined that the net deferred tax asset of $5.0 million continues to be appropriate.

It is possible that future earnings or projections may require adjustments to the valuation allowance on deferred tax assets. If this should occur, an income tax benefit or provision would be recorded which could have a material effect on reported earnings per share in the periods of any adjustment.

Derivatives

The Company has adopted SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative instruments and Certain Hedging Activity, an Amendment of SFAS 133, and SFAS No. 149, Amendment on Statement 133 on Derivative Instruments and Hedging Activities. In accordance with these standards all derivative instruments are recorded on the balance sheet at their respective fair values. Generally, if a derivative instrument is specifically designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. The Company enters into forward contracts to hedge transactional exposure associated with commitments arising from future cash commitments in a currency other than the functional U.S. dollar.

RESULTS OF OPERATIONS

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes. The following table presents the percentage relationship to net sales of certain items in the Consolidated Statements of Earnings for the periods indicated.

	First Quarter Ended
	September 29, 2007	September 30, 2006
Net sales	100.0%	100.0%
Cost of sales	93.1	90.5

Gross profit	6.9	9.5
Operating expenses
Research, development and engineering	1.5	1.6
Selling	0.8	0.9
General and administrative	3.5	3.7

Operating income	1.1	3.3
Interest expense	0.6	0.6

Income before income taxes	0.5	2.7
Income tax provision	0.1	0.1

Net income	0.4%	2.6%

Sales

Sales for the first quarter of fiscal year 2008 decreased 19.7% to $44.6 million compared to $55.5 million for the same period of fiscal year 2007. The decrease in sales reflects an overall decrease in revenue from existing programs. Sales in the second quarter of fiscal year 2008 are expected to be higher than the first quarter and in the range of $45 million to $48 million. While the ramp up of new programs should contribute additional revenue next quarter, many of these programs will still be in their early stages at the end of the second quarter with full production yet to come later in fiscal 2008.

Sales to the Company’s largest customers can vary significantly from quarter to quarter depending on the size and timing of customer program commencement, forecasts, delays, modifications, and transitions. The Company remains dependent on continued purchases by its significant customers and most contracts with customers are not firm long-term purchase commitments. The Company seeks to maintain flexibility in production capacity by employing skilled temporary and short-term labor and by utilizing short term leases on equipment and manufacturing facilities. In addition, capacity and core competencies of SMT for printed circuit assemblies, precision molding, tool making, assembly, and engineering can be applied to a wide variety of products.

Gross Profit

Gross profit as a percentage of sales for the first quarter of 2008 was 6.9% compared to 9.5% for the first quarter of fiscal 2007. The decrease resulted from the significant decrease in sales and its associated effect on factory utilization. A large part of the Company’s overhead and indirect costs do not fluctuate significantly with short-term fluctuations of sales revenue. The level of gross margin is impacted by facility utilization, product mix, timing of the start-up of new programs, pricing within the electronics industry and material costs and can fluctuate significantly from quarter to quarter.

The gross profit in the first quarters of fiscal 2008 and 2007 included charges related to changes in the allowance for obsolete inventory. The Company adjusts the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demand and market conditions. The reserves are established on inventory which the Company has determined customers are not contractually responsible for, or on inventory that the Company believes that the customers will be unable to purchase.

Operating Expenses

Total operating expenses were $2.6 million in the first quarter of fiscal year 2008 and $3.5 million in the first quarter of 2007. Operating expenses as a percentage of sales decreased to 5.8% in the first quarter of fiscal 2008 from 6.2% in the first quarter of fiscal 2007. Both the Company’s operating expenses and sales revenue decreased when compared to the first quarter of fiscal 2007. The decrease in total operating expense was due to decreases in general and administrative (G&A) expenses, research, development, and engineering expense (RD&E), and selling expenses.

Total G&A expenses were $1.6 million and $2.1 million during the first quarters of fiscal 2008 and 2007, respectively. The primary reason for the decrease in G&A was due diligence and related expenses that totaled approximately $460,000. These costs were incurred in connection with a potential acquisition that the Company decided not to complete during the first quarter of fiscal 2007.

Total RD&E expenses were $677,000 and $893,000 during the first quarters of fiscal 2008 and 2007, respectively. Lower RD&E expenses in the first quarter of fiscal 2008 compared to the first quarter of 2007 were attributable to a change in the responsibilities of certain engineers in Spokane. The Company established an SMT line during fiscal 2007 and many of the engineers are now responsible for overseeing manufacturing processes. Thus, a portion of certain engineers’ salaries in fiscal 2008 are being allocated to production costs, whereas in the first quarter of fiscal 2007 all engineers’ salaries were expensed to RD&E.

Selling expenses decreased during the first quarter of fiscal 2008 to $330,000 from $520,000 in the same quarter of fiscal 2007 due to lower sales commissions and incentive compensation.

Interest

Interest expense decreased to $269,000 in the first quarter of fiscal year 2008 compared to $333,000 in the first quarter of fiscal year 2007 due to a decrease in the average outstanding revolving credit facility balance and a slight decrease in the variable interest rates charged on the balance.

Income Taxes

The Company had domestic income tax loss carryforwards of approximately $47.9 million at June 30, 2007. In accordance with SFAS No. 109, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. In accordance with SFAS No. 109, management assessed the Company’s recent operating levels and the sources of future taxable income to estimate a partial valuation allowance. Based on projected future operations, management has determined that the net deferred tax asset of $5.0 million continues to be appropriate.

The income tax provisions for the first quarters of fiscal year 2008 and 2007 are primarily due to foreign income tax payable on behalf of the Company’s subsidiary in China, as the domestic income tax attributable to current period operations was absorbed by net operating loss carryforwards still covered by deferred tax asset reserves. The Company is applying certain tax credits to offset the tax liabilities of its Mexican subsidiaries during calendar years 2006 and 2007. The Company is currently reviewing recently passed tax laws in Mexico for their effect on the Company. It appears that the Company may be required to pay a set minimum income tax in Mexico beginning in the third quarter of the Company’s fiscal year 2008.

Backlog

On September 29, 2007, the Company had an order backlog of approximately $40.4 million. This compares with a backlog of approximately $50.5 million on September 30, 2006. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Cash provided by operating activities was $1.6 million during the first quarter of fiscal year 2008 compared to $(6.3) million used during the same period of the prior fiscal year. The decrease in cash used in operating activities during the first quarter of fiscal 2008 was due to accounts receivables decreasing from year end while accounts payable increased. The decrease in accounts receivable for the first quarter of fiscal 2008 was due primarily to a decrease in revenue, whereas during the first quarter of 2007, revenues sequentially increased from the previous quarter.

Investing Cash Flow

During the first quarter of fiscal year 2008, the Company spent $290,000 for capital additions compared to $369,000 in the same period of the previous fiscal year. The Company’s capital expenditures primarily consist of purchases of manufacturing equipment to support its production facilities. The Company also uses leases in acquiring equipment. Operating leases are often utilized when technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.

Financing Cash Flow

The Company has entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility of up to $25 million. The range of interest on the balances on outstanding contracts was 6.83% to 7.75% on September 29, 2007. The credit facility matures on August 22, 2009. As of September 29 2007, the Company was in compliance with its loan covenant. Based on eligible collateral, approximately $11.9 million was available for the Company to draw from the revolving line of credit as of September 29, 2007. Cash requirements of the Company are affected by the level of current operations and new EMS programs. The Company believes that projected cash from operations, funds available under the revolving credit facility, and leasing capabilities will be sufficient to meet its working and fixed capital requirements for the foreseeable future.

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

Compliance with Current and Future Environmental Regulation

The Company is subject to a variety of domestic and foreign environmental regulations relating to the use, storage, and disposal of materials used in our manufacturing processes. If we fail to comply with any present or future regulations, the Company could be subject to future liabilities or the suspension of current manufactured products. In addition, such regulations could restrict our ability to expand our operations or could require us to acquire costly equipment, substitute materials, or incur other significant expenses to comply with government regulations.

Foreign Currency Fluctuations

A significant portion of the Company’s operations and customers are in foreign locations. As a result, transactions may occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by the Company could directly or indirectly affect our financial results. Future currency fluctuations are dependent upon a number of factors and cannot be easily predicted. The Company used forward contracts to successfully hedge foreign currency fluctuations of local payroll at one of its Mexican operations during the first quarter of fiscal 2008.

Although the Company has international operations, the functional currency for all subsidiaries is the U.S. dollar. The Company imports for its own use raw materials that are used in its manufacturing operations. Substantially all of the Company’s inventory purchases are denominated in U.S. dollars and are paid under normal trade terms. Local foreign currency is used to pay for labor, rent, utilities, supplies and maintenance.

Stock Price and Dilution Volatility

The common stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or to factors relating to the EMS and computer industries or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. As of September 29, 2007, there were outstanding options for the purchase of approximately 1.56 million shares of common stock of the Company, all of which options were vested and exercisable. Of the outstanding options, approximately 358,000 have exercise prices higher than the average closing price for the quarter. Holders of the common stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the common stock are exercised.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s major market risk relates to its secured debt. The term and revolving debt is secured by substantially all of the Company’s assets. The interest rates applicable to the Company’s revolving loan fluctuate with the JP Morgan Chase Bank prime rate and LIBOR rates. As of September 29, 2007, the Company had entered into forward contracts to hedge transactional exposure associated with commitments arising from future cash commitments in a currency other than the functional U.S. dollar.

Item 4.	Controls and Procedures

a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

b)	There have been no changes during the quarter covered by this report in the Company’s internal controls over financial reporting during the quarterly period ended September 29, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting or in other factors which could significantly affect internal controls over financial reporting.

PART II. OTHER INFORMATION:

Item 1A.	Risk Factors

Information regarding risk factors appear in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q.

There are no material changes to the risk factors set forth in Part II Item 7 in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

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

KEY TRONIC CORPORATION

/s/ Jack W. Oehlke
Jack W. Oehlke	Date: November 13, 2007
(Director, President and
Chief Executive Officer)

/s/ Ronald F. Klawitter
Ronald F. Klawitter	Date: November 13, 2007
(Principal Financial Officer
Principal Accounting Officer)