Form 10-Q
period 2007-12-29
KEY TRONIC CORP
filed 2008-02-12
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED DECEMBER 29, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At February 4, 2008, 10,024,308 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

*	Items are not applicable

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 29, 2007	June 30, 2007
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,837	$3,386
Trade receivables	32,948	30,383
Inventories	33,790	32,346
Other	6,748	6,532

Total current assets	75,323	72,647

Property, plant and equipment - net	11,158	11,248

Other assets:
Restricted cash	119	509
Deferred income tax assets	3,500	3,500
Goodwill	765	765
Other	683	719

Total other assets	5,067	5,493

Total assets	$91,548	$89,388

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$27,889	$24,104
Accrued compensation and vacation	2,862	3,713
Current portion of other long-term obligations	458	344
Other	2,045	3,264

Total current liabilities	33,254	31,425

Long-term liabilities:
Revolving loan	11,908	13,081
Other long-term obligations	1,070	1,638

Total long-term liabilities	12,978	14,719

Total liabilities	46,232	46,144

Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, no par value - shares authorized 25,000; issued and outstanding 10,024 and 9,921	39,301	39,048
Retained earnings	6,015	4,196

Total shareholders’ equity	45,316	43,244

Total liabilities and shareholders’ equity	$91,548	$89,388

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Second Quarters Ended
	December 29, 2007	December 30, 2006
	(in thousands, except per share amounts)
Net sales	$50,824	$49,829
Cost of sales	47,317	45,628

Gross profit on sales	3,507	4,201

Operating expenses:
Research, development and engineering	641	865
Selling	365	463
General and administrative	1,507	2,126
Gain on sale of real estate	(951)	—

Total operating expenses	1,562	3,454

Operating income	1,945	747
Interest expense	241	381

Income before income tax provision	1,704	366
Income tax provision	68	21

Net income	$1,636	$345

Earnings per share – basic	$0.16	$0.03
Weighted average shares outstanding - basic	10,013	9,915
Earnings per share – diluted	$0.16	$0.03
Weighted average shares outstanding - diluted	10,341	10,390

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Six Months Ended
	December 29, 2007	December 30, 2006
	(in thousands, except per share amounts)
Net sales	$95,374	$105,341
Cost of sales	88,805	95,846

Gross profit on sales	6,569	9,495

Operating expenses:
Research, development and engineering	1,318	1,758
Selling	695	983
General and administrative	3,075	4,190
Gain on sale of real estate	(951)	—

Total operating expenses	4,137	6,931

Operating income	2,432	2,564
Interest expense	510	714

Income before income tax provision	1,922	1,850
Income tax provision	103	86

Net income	$1,819	$1,764

Earnings per share – basic	$0.18	$0.18
Weighted average shares outstanding - basic	9,971	9,878
Earnings per share – diluted	$0.18	$0.17
Weighted average shares outstanding - diluted	10,321	10,414

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 29, 2007	December 30, 2006
	(in thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$1,819	$1,764
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	857	879
Provision for doubtful accounts	11	536
Provision for obsolete inventory	14	398
Provision for warranty	12	47
Gain on sale of real estate	(951)	—
(Gain) loss on disposal of assets	(1)	1
Stock based compensation expense	—	6
Changes in operating assets and liabilities:
Trade receivables	(2,576)	2,123
Inventories	(1,458)	(3,326)
Other assets	(260)	(893)
Accounts payable	3,785	(4,418)
Accrued compensation and vacation	(851)	(1,443)
Other liabilities	(794)	(1,000)

Cash used in operating activities	(393)	(5,326)

Cash flows from investing activities:
Purchase of property and equipment	(727)	(2,480)
Proceeds from sale of property and equipment	52	3

Cash used in investing activities	(675)	(2,477)

Cash flows from financing activities:
Payment of financing costs	(50)	(50)
Proceeds from long term debt	215	—
Repayment of long term debt	(116)	(252)
Decrease (increase) in restricted cash	390	(17)
Borrowings under revolving credit agreement	93,130	120,351
Repayment of revolving credit agreement	(94,303)	(113,309)
Proceeds from exercise of stock options	253	444

Cash provided by (used in) financing activities	(481)	7,167

Net decrease in cash and cash equivalents	(1,549)	(636)
Cash and cash equivalents, beginning of period	3,386	2,428

Cash and cash equivalents, end of period	$1,837	$1,792

Supplemental cash flow information:
Interest payments	$527	$595
Income tax payments, net of refunds	$292	$121

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful receivables, the provision for obsolete and nonsaleable inventories, the valuation allowances on deferred tax assets, valuation of goodwill, medical self-insurance liability, long-term incentive compensation accrual and the provision for warranty costs. Actual results could differ from those estimates. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarters ended December 29, 2007 and December 30, 2006 were 13 week periods.

2.	INVENTORIES

The components of inventories consist of the following:

	December 29, 2007	June 30, 2007
	(in thousands)
Finished goods	$7,169	$6,757
Work-in-process	2,482	3,486
Raw materials and supplies	24,280	22,314
Reserve for obsolescence	(141)	(211)

	$33,790	$32,346

3.	REVOLVING LOAN

The Company in 2001 entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $25 million. The revolving loan is secured by the assets of the Company. The interest rate provisions allow for a variable rate based on either the JP Morgan Chase prime rate or LIBOR rate on specific short term traunches. The agreement specifies four alternative levels of margin to be added to each of these base rates depending on the Company’s fixed charge ratio. Interest rates on the balances on outstanding contracts ranged from 6.71% to 7.25% as of December 29, 2007. The decrease in rates for the second quarter of 2008 as compared to second quarter of 2007 is related to decreases in published prime and LIBOR rates.

The agreement and subsequent amendments contain a financial covenant that relates to a minimum fixed charge ratio. The Company is in compliance with its loan covenant. The revolving loan matures August 22, 2009. As of December 29, 2007, based on the Company’s collateral, approximately $12.4 million was available to draw from the revolving line of credit.

4.	INCOME TAXES

The Company has domestic income tax loss carryforwards of approximately $47.9 million at June 30, 2007. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. In accordance with SFAS No. 109, management assessed the Company’s recent operating levels and the sources of future taxable income to estimate a partial valuation allowance. Based on projected future operations, management has determined that the net deferred tax asset of approximately $5.0 million continues to be appropriate. Therefore, the Company released a portion of the valuation allowance against the net deferred tax asset, in effect offsetting the domestic tax provision for the quarter and six months ended December 29, 2007.

In addition to its domestic operations, the Company has subsidiaries in Mexico and China. The Company is currently applying certain tax credits to offset the income tax liabilities of its Mexican subsidiaries. However, beginning January 1, 2008, the Company will be subject to a recently enacted Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The effect of IETU and an associated presidential decree on fiscal 2008 has been included in the effective tax rate for the quarter ended December 29, 2007. The Company continues to pay income tax in China. Accordingly, the income tax provisions for the second quarter and first six months of fiscal years 2008 and 2007 are primarily attributable to taxable earnings of its foreign subsidiaries.

5.	EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding during the period. Basic and diluted EPS are as follows:

	Quarters Ended
	(in thousands, except per share information)
	December 29, 2007	December 30, 2006
Net income	$1,636	$345
Weighted average shares outstanding	10,013	9,915
Basic earnings per share	$0.16	$0.03

Diluted shares outstanding	10,341	10,390
Diluted earnings per share	$0.16	$0.03

	Six Months Ended
	(in thousands, except per share information)
	December 29, 2007	December 30, 2006
Net income	$1,819	$1,764
Weighted average shares outstanding	9,971	9,878
Basic earnings per share	$0.18	$0.18

Diluted shares outstanding	10,321	10,414
Diluted earnings per share	$0.18	$0.17

There were approximately 672,650 antidilutive stock options not included in the diluted shares outstanding for the quarter and six months ended December 29, 2007. There were approximately 410,700 and 347,700 antidilutive stock options not included in the diluted shares outstanding for the quarter and six months ended December 30, 2006.

6.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company had no material firm commitments to contractors and suppliers for capital expenditures at December 29, 2007.

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

7.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141R, Business Combinations, SFAS No. 141R states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not anticipate a material effect of adopting SFAS No. 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 requires a company to clearly identify and present ownership interest in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not anticipate a material effect of adopting SFAS No. 160 on its consolidated financial statements.

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

OVERVIEW

Key Tronic Corporation, dba “KeyTronicEMS, Co.”, is an independent provider of electronic manufacturing services (EMS) for original equipment manufacturers (OEMs). The EMS industry has experienced growth and is expected to continue its growth as more OEMs shift to outsourced manufacturing. The Company manufactures a variety of products, including consumer electronics and plastics, gaming devices, household products, exercise equipment, educational toys, specialty printers and printer components, and computer accessories.

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

While the EMS industry has historically experienced growth as more OEMs shift to outsourced manufacturing, Key Tronic’s revenue can fluctuate significantly due to a reliance on a concentrated base of customers. A decrease in the product demand from the Company’s largest existing customers resulted in a decrease in revenues during the first six months of fiscal 2008 compared to the first six months of fiscal 2007. However, the Company anticipates an increase in revenue during the remainder of fiscal 2008 compared to the first six months of the fiscal year.

The EMS industry is growing and is intensely competitive. Key Tronic, at this time, has less than 1% of the potential global market. The Company is planning for growth in the coming quarters by increasing its worldwide manufacturing capacity and continuing to improve its manufacturing processes. The Company believes that it can continue to win new business. Current challenges facing the Company include the following: continuing to win new programs, balancing production capacity and key personnel in each of its manufacturing locations, improving operating efficiencies, controlling costs while developing competitive pricing strategies, and successfully transitioning new program wins to full production.

Net income for the second quarter of fiscal 2008 was $1.6 million compared to $345,000 for the second quarter of fiscal 2007. The increase was related to overall lower operating expenses of $1.9 million during the quarter ended December 29, 2007 as compared to the quarter ended December 30, 2006. The primary reasons for the decrease in operating expenses were the gain realized on the sale of real estate of $951,000 and lower incentive compensation expense during the first quarter of 2008 and a one-time charge for receivables reserves related to a specific customer unexpectedly declaring bankruptcy in the second quarter of 2007. Net income was $1.8 million for the six months of fiscal 2008 and 2007. Net income was similar due to lower operating expenses and less incentive compensation expense as explained above in fiscal 2008; offset by lower sales revenue and an increase in new customer program start-up costs during the first six months of fiscal 2008 compared to the first six months of fiscal 2007. Included in the first six months of fiscal 2007 were one-time charges as the result of a customer declaring bankruptcy amounting to $940,000 and due diligence and related expenses of $460,000 incurred in connection with a potential acquisition that the Company decided not to complete.

Sales for the second quarter of fiscal year 2008 increased 2.0% to $50.8 million compared to $49.8 million for the same period of fiscal year 2007. The increase in sales was the result of new customer program revenues of $5.8 million offset by a $4.8 million decrease in sales to two existing customers. Sales for the first six months of fiscal 2008 were $95.4 million or a decrease of 9.5% from $105.3 million during the same period of the prior year. This decrease in sales reflects an overall decrease in revenue from existing programs as certain new customer programs are ramping up production. Sales in the third quarter of fiscal year 2008 are expected to be in the range of $49 million to $51 million. While the ramp up of new programs should contribute additional revenue next quarter, many of these programs will still be in their early stages with full production beginning in the fourth quarter of fiscal 2008 and continuing into the first half of 2009.

Gross profit as a percentage of sales for the second quarter of 2008 was 6.9% compared to 8.4% for the second quarter of fiscal 2007. The decrease resulted from start up costs related to new programs that continued to ramp up during the quarter, inefficiencies of overtime and expedite costs associated with accelerated customer demand during the Christmas holiday, and due to more tooling revenue recorded during the quarter that has lower gross margin than typical production. Gross profit was 6.9% for the first six months of fiscal 2008 compared to 9.0% in fiscal 2007. The decrease resulted mainly from lower sales in the first quarter of fiscal 2008 as well as the Company’s fixed production and operating expenses and start-up costs associated with new programs. A large part of the Company’s overhead and indirect costs do not fluctuate significantly with short-term fluctuations in sales revenue. The level of gross margin is impacted by facility utilization, product mix, timing of the start-up of new programs, pricing within the electronics industry and material costs and can fluctuate significantly from quarter to quarter.

The Company maintains a strong balance sheet with a current ratio of 2.27 and a long-term debt to equity ratio of 0.26. The Company maintains a good working relationship with its asset-based lender, and believes that internally generated funds and the Company’s revolving line of credit will provide adequate capital for current operations and long-term growth.

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

Accrued Warranty

An accrual is made for expected warranty costs, with the related expense recognized in cost of goods sold. Management reviews the adequacy of this accrual quarterly based on historical analysis and anticipated product returns. Over the course of the past four years, the Company’s warranty expense has decreased. The Company has made the transition from primarily manufacturing keyboards to EMS. The Company’s warranty period for keyboards is significantly longer than that for EMS products. The Company does not warrant design defects in products manufactured for EMS customers.

Deferred Income Taxes

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

Derivatives

Derivative instruments are recorded on the balance sheet at their respective fair values. Generally, if a derivative instrument is specifically designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. The Company periodically enters into forward contracts to hedge transactional exposure associated with commitments arising from future cash commitments in a currency other than the functional U.S. dollar. There were no outstanding forward contracts at December 29, 2007.

RESULTS OF OPERATIONS

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes. The following table presents the percentage relationship to net sales of certain items in the Consolidated Statements of Earnings for the periods indicated.

	Second Quarter Ended		Six Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.1	91.6	93.1	91.0

Gross profit	6.9	8.4	6.9	9.0
Operating expenses
Research, development and engineering	1.3	1.7	1.4	1.7
Selling	0.7	0.9	0.8	0.9
General and administrative	3.0	4.3	3.2	4.0
Gain on sale of real estate	(1.9)	0.0	(1.0)	0.0

Operating income	3.8	1.5	2.5	2.4
Interest expense	0.5	0.8	0.5	0.6

Income before income taxes	3.3	0.7	2.0	1.8
Income tax provision	0.1	0.0	0.1	0.1

Net income	3.2%	0.7%	1.9%	1.7%

Sales

Sales for the second quarter of fiscal year 2008 increased 2.0% to $50.8 million compared to $49.8 million for the same period of fiscal year 2007. The increase in sales was the result of new customer program revenues of $5.8 million offset by a $4.8 million decrease in sales to two existing customers. Sales for the first six months of fiscal 2008 were $95.4 million or a decrease of 9.5% from $105.3 million during the same period of the prior year. This decrease in sales reflects an overall decrease in revenue from existing programs as certain new customer programs are ramping up production. Sales in the third quarter of fiscal year 2008 are expected to be in the range of $49 million to $51 million. While the ramp up of new programs should contribute additional revenue next quarter, many of these programs will still be in their early stages with full production beginning in the fourth quarter of fiscal 2008 and continuing into the first half of 2009.

The percentage of net sales to customers representing 10 percent or more of total net sales were as follows:

	Six Months Ended
	December 29, 2007	December 30, 2006
Customer A	19.0%	21.4%
Customer B	17.6%	18.0%
Customer C	15.9%	15.9%

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

Gross Profit

Gross profit as a percentage of sales for the second quarter of 2008 was 6.9% compared to 8.4% for the second quarter of fiscal 2007. The decrease resulted from start up costs related to new programs that continued to ramp up during the quarter, inefficiencies of overtime and expedite costs associated with accelerated customer demand during the Christmas holiday, and due to more tooling revenue recorded during the quarter that has lower gross margin than typical production. Gross profit was 6.9% for the first six months of fiscal 2008 compared to 9.0% in fiscal 2007. The decrease resulted mainly from lower sales in the first quarter of fiscal 2008 as well as the Company’s fixed production and operating expenses and start-up costs associated with new programs. A large part of the Company’s overhead and indirect costs do not fluctuate significantly with short-term fluctuations in sales revenue. The level of gross margin is impacted by facility utilization, product mix, timing of the start-up of new programs, pricing within the electronics industry and material costs and can fluctuate significantly from quarter to quarter.

Included in gross profit are charges related to changes in the allowance for obsolete inventory. Specifically, the Company had provisions for obsolete inventory of $14,000 and $398,000 during the first six months of fiscal 2008 and 2007, respectively. The large write off in fiscal 2007 was due to a customer filing for bankruptcy. The Company adjusts the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demand and market conditions. The reserves are established for inventory that the Company has determined customers are not contractually responsible for, or on inventory that the Company believes customers will be unable to purchase.

Operating Expenses

Total operating expenses were $1.6 million in the second quarter of fiscal year 2008 and $3.5 million in the second quarter of 2007. Operating expenses as a percentage of sales decreased to 3.1% in the second quarter of fiscal 2008 from 6.9% in the second quarter of fiscal 2007. Operating expenses for the first six months of 2008 were $4.1 million compared to $6.9 million in the first six months of 2007. In addition, operating expenses as a percentage of sales decreased to 4.3% in the first six months of 2008 from 6.6% in the first six months of 2007. The decrease in total operating expense in the first six months of fiscal 2007 when compared to fiscal 2008, was mainly due to decreases in general and administrative (G&A) expenses and the gain realized on the sale of real estate.

Total G&A expenses were $1.5 million and $2.1 million during the second quarters of fiscal 2008 and 2007, respectively. Included in the fiscal year 2007 G&A expenses is a charge of $536,000 to provide for doubtful collection of receivables for a customer that filed for bankruptcy, whereas there was a charge of $11,000 in 2008. G&A expenses were $3.1 million and $4.2 million in the first six months of fiscal 2008 and 2007, respectively. The primary reason for the decrease in G&A expenses was a charge of $536,000 in fiscal year 2007 for a customer filing bankruptcy and due diligence and related expenses that totaled approximately $460,000 in fiscal year 2007. These due diligence and related expenses were incurred in connection with a potential acquisition that the Company decided during the first quarter of fiscal 2007 not to complete.

Total research, development, and engineering (RD&E) expenses were $641,000 and $865,000 during the second quarters of fiscal 2008 and 2007, respectively. RD&E expenses were $1.3 million and $1.8 million in the first six months of fiscal 2008 and 2007, respectively. Lower RD&E expenses in the second quarter and first six months of fiscal 2008 compared to the second quarter and first six months of 2007 were attributable to lower incentive compensation and a change in the responsibilities of certain engineers in Spokane. The Company established an SMT line during fiscal 2007 and certain engineers are now responsible for overseeing manufacturing processes. Thus, a portion of their salaries in fiscal 2008 are being allocated to production costs, whereas in the first six months of fiscal 2007 all engineers’ salaries were expensed to RD&E.

Total selling expenses were $365,000 and $463,000 during the second quarters of fiscal 2008 and 2007, respectively. Selling expenses were $695,000 and $983,000 in the first six months of fiscal 2008 and 2007, respectively. The decrease in the second quarter and the first six months of 2008 are due to decreased marketing expenses relating to keyboard sales, lower sales commissions and lower incentive compensation.

A gain on sale of real estate of $951,000 was recorded during the second quarter of fiscal 2008. The gain related to the former sale of the under-utilized Las Cruces, New Mexico facility. Specifically the balance of the purchase price became due during the second quarter with cash proceeds being received in January 2008.

Interest

Interest expense decreased to $241,000 in the second quarter of fiscal year 2008 from $381,000 in the second quarter of fiscal year 2007. For the first six months of fiscal 2008 and 2007, interest expense amounted to $510,000 and $714,000, respectively. The decrease of interest expense in the second quarter and the first six months of 2008 compared to the same periods of fiscal year 2007 are due to a decrease in the average outstanding revolving credit facility balance and a slight decrease in the variable interest rates.

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

The income tax provisions for the second quarters of fiscal year 2008 and 2007 are primarily due to foreign income tax payable on behalf of the Company’s subsidiaries in China and Mexico, as the domestic income tax attributable to current period operations was absorbed by net operating loss carryforwards still covered by deferred tax asset reserves. The Company applied certain tax credits to offset the tax liabilities of its Mexican subsidiaries during calendar years 2006 and 2007. The Company is expecting to pay income taxes in calendar year 2008 due to recently enacted tax laws in Mexico.

Backlog

On December 29, 2007, the Company had an order backlog of approximately $49.7 million. This compares with a backlog of approximately $43.8 million on December 30, 2006. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Cash used in operating activities was $393,000 during the six months ended December 29, 2007 compared to $5.3 million used during the same period of the prior fiscal year. The decrease in cash used in operating activities during the first six months of fiscal 2008 was due to an increase in accounts payable and a smaller increase in inventory than in the first six months of 2007. The increase in accounts payable is due to paying at longer negotiated terms to suppliers. The fluctuation in inventory is related to revenue and changing customer forecasts. The Company purchases inventory based on customer forecasts, and when those forecasts change the amount of inventory will fluctuate.

Investing Cash Flow

During the first six months of fiscal year 2008, the Company spent $727,000 for capital additions compared to $2.5 million in the same period of the previous fiscal year. The decrease in capital additions in fiscal 2008 is due to the Company’s purchase of a new facility in Juarez, Mexico during the first six months of fiscal 2007. The Company’s capital expenditures primarily consist of purchases of manufacturing equipment to support its production facilities. The Company also uses leases in acquiring equipment. Operating leases are often utilized when technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.

Financing Cash Flow

The Company has entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility of up to $25 million. The range of interest on the balances on outstanding contracts was 6.71% to 7.25% on December 29, 2007. The credit facility matures on August 22, 2009. As of December 29, 2007, the Company was in compliance with its loan covenant. Based on eligible collateral, approximately $12.4 million was available for the Company to draw from the revolving line of credit as of December 29, 2007. Cash requirements of the Company are affected by the level of current operations and new EMS programs. The Company believes that projected cash from operations, funds available under the revolving credit facility, and leasing capabilities will be sufficient to meet its working and fixed capital requirements for the foreseeable future.

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

Potential Fluctuations in Quarterly Results

The Company’s quarterly operating results have varied in the past and may vary in the future due to a number of factors, including: changes in overall demand for customers’ products, success of customers’ programs, timing of new programs, new product introductions or technological advances by the Company, its customers and its competitors and changes in pricing policies by the Company, its customers, its suppliers and its competitors. For example, the Company relies on customers’ forecasts to plan its business. If those forecasts are overly optimistic, the Company’s revenues and profits may fall short of expectations. Conversely, if those forecasts are too conservative, the Company could have an unexpected increase in revenues and profits. The products which the Company manufactures for its customers have relatively short product lifecycles; therefore the Company’s business, operating results and financial condition are dependent in significant part on the Company’s ability to obtain orders from new customers and new product programs from existing customers.

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

Concentration of Major Customers

The concentration of the Company’s customers can change significantly on a quarterly basis. At present, the Company’s customer base is highly concentrated and could become even more concentrated. The Company’s largest EMS customer accounted for 22% of net sales in fiscal year 2007. This same customer accounted for 20% of sales in 2006 and 19% in 2005. For the fiscal years ended 2007, 2006, and 2005, the five largest customers accounted for 73%, 71% and 68% of total sales, respectively. There can be no assurance that the Company’s principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with its customers, and the Company’s customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company’s major customers, non-payment of shipped orders, or the reduction, delay or cancellation of future orders from such customers, could materially and adversely affect the Company’s business, operating results and financial condition.

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

Foreign Manufacturing Operations

A significant portion of the products manufactured by the Company are produced at the Company’s facilities located in Mexico and China. Accordingly the Company’s operations are subject to a variety of risks unique to international operations including import and export duties and value added taxes, import and export regulation changes, the burden and cost of compliance with foreign laws and foreign economic and political risk.

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

Foreign Currency Fluctuations

A significant portion of the Company’s operations and customers are in foreign locations. As a result, transactions may occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by the Company could directly or indirectly affect our financial results. Future currency fluctuations are dependent upon a number of factors and cannot be easily predicted. The Company used forward contracts to successfully hedge foreign currency fluctuations of local payroll at one of its Mexican operations during the first six months of fiscal 2008. There were no outstanding forward contracts at December 29, 2007.

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

Stock Price and Dilution Volatility

The common stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or to factors relating to the EMS industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. As of December 29, 2007, there were outstanding options for the purchase of approximately 1.46 million shares of common stock of the Company, all of which options were vested and exercisable. Of the outstanding options, approximately 673,000 have exercise prices higher than the average closing price for the quarter. Holders of the common stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the common stock are exercised.

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

Item 4.	Controls and Procedures

a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

b)	There have been no changes during the quarter covered by this report in the Company’s internal controls over financial reporting during the quarterly period ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting or in other factors which could significantly affect internal controls over financial reporting.

PART II. OTHER INFORMATION:

Item 1A.	Risk Factors

Information regarding risk factors appear in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q.

There are no material changes to the risk factors set forth in Part II Item 7 in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on October 25, 2007 at which shareholders voted on proposals as follows:

		Votes For	Votes Against Or Withheld	Votes Abstained
Proposal 1:	Election of Directors:
	James R. Bean	8,423,565	441,688
	Jack W. Oehlke	8,500,681	364,572
	Dale F. Pilz	8,347,515	517,738
	Yacov A. Shamash	8,494,376	370,877
	Patrick Sweeney	8,418,765	446,488

Proposal 2:	Ratification of Appointment of BDO Seidman, LLP as independent auditors for fiscal year 2008	8,761,608	61,809	41,836

Item 6.	Exhibits

(31.1)	Certification of Chief Executive Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

(31.2)	Certification of Chief Financial Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

(32.1)	Certification of Chief Executive Officer (18 U.S.C. 1350)

(32.2)	Certification of Chief Financial Officer (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/s/ Jack W. Oehlke	Date: February 11, 2008
Jack W. Oehlke
(Director, President and Chief Executive Officer)

/s/ Ronald F. Klawitter	Date: February 11, 2008
Ronald F. Klawitter
(Principal Financial Officer Principal Accounting Officer)