Form 10-Q
period 2008-03-29
KEY TRONIC CORP
filed 2008-05-09
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD FROM                  TO                 .

Commission File Number 0-11559

KEY TRONIC CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-0849125
(State of Incorporation)	(I.R.S. Employer Identification No.)

N. 4424 Sullivan Road

Spokane Valley, Washington 99216

(509) 928-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐             Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☑

                                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

At May 1, 2008, 10,024,308 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

*	Items are not applicable

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 29, 2008	June 30, 2007
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,957	$3,386
Trade receivables	32,387	30,383
Inventories	38,694	32,346
Other	5,221	6,532

Total current assets	78,259	72,647

Property, plant and equipment - net	10,939	11,248

Other assets:
Restricted cash	110	509
Deferred income tax assets	3,500	3,500
Goodwill	765	765
Other	779	719

Total other assets	5,154	5,493

Total assets	$94,352	$89,388

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$29,254	$24,104
Accrued compensation and vacation	3,577	3,713
Current portion of other long-term obligations	464	344
Other	2,096	3,264

Total current liabilities	35,391	31,425

Long-term liabilities:
Revolving loan	11,499	13,081
Other long-term obligations	979	1,638

Total long-term liabilities	12,478	14,719

Total liabilities	47,869	46,144

Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, no par value - shares authorized 25,000; issued and outstanding 10,024 and 9,921	39,301	39,048
Retained earnings	7,182	4,196

Total shareholders’ equity	46,483	43,244

Total liabilities and shareholders’ equity	$94,352	$89,388

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Third Quarters Ended
	March 29, 2008	March 31, 2007
	(in thousands, except per share amounts)
Net sales	$51,461	$47,212
Cost of sales	47,234	43,492

Gross profit on sales	4,227	3,720

Operating expenses:
Research, development and engineering	679	709
Selling	406	356
General and administrative	1,675	1,581

Total operating expenses	2,760	2,646

Operating income	1,467	1,074
Interest expense	254	351

Income before income tax provision	1,213	723
Income tax provision (benefit)	46	(19)

Net income	$1,167	$742

Earnings per share – basic	$0.12	$0.07
Weighted average shares outstanding – basic	10,024	9,915
Earnings per share – diluted	$0.11	$0.07
Weighted average shares outstanding – diluted	10,207	10,272

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Nine Months Ended
	March 29, 2008	March 31, 2007
	(in thousands, except per share amounts)
Net sales	$146,835	$152,553
Cost of sales	136,039	139,338

Gross profit on sales	10,796	13,215

Operating expenses:
Research, development and engineering	1,997	2,467
Selling	1,101	1,339
General and administrative	4,750	5,771
Gain on sale of real estate	(951)	—

Total operating expenses	6,897	9,577

Operating income	3,899	3,638
Interest expense	764	1,065

Income before income tax provision	3,135	2,573
Income tax provision	149	67

Net income	$2,986	$2,506

Earnings per share – basic	$0.30	$0.25
Weighted average shares outstanding - basic	9,988	9,891
Earnings per share – diluted	$0.29	$0.24
Weighted average shares outstanding - diluted	10,293	10,364

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 29, 2008	March 31, 2007
	(in thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$2,986	$2,506
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,282	1,328
Provision for doubtful accounts	64	536
Provision for obsolete inventory	149	488
Provision for warranty	43	77
Gain on sale of real estate	(951)	—
(Gain) loss on disposal of assets	(1)	1
Stock based compensation expense	—	6
Changes in operating assets and liabilities:
Trade receivables	(2,068)	2,293
Inventories	(6,497)	550
Other assets	(294)	(1,263)
Accounts payable	5,150	(9,212)
Accrued compensation and vacation	(136)	(1,915)
Other liabilities	(774)	(845)

Cash used in operating activities	(1,047)	(5,450)

Cash flows from investing activities:
Purchase of property and equipment	(920)	(2,609)
Proceeds from sale of property and equipment	1,485	3

Cash provided by (used in) investing activities	565	(2,606)

Cash flows from financing activities:
Payment of financing costs	(50)	(50)
Proceeds from long term debt	215	—
Repayment of long term debt	(182)	(231)
Decrease (increase) in restricted cash	399	(697)
Borrowings under revolving credit agreement	147,699	167,574
Repayment of revolving credit agreement	(149,281)	(160,255)
Proceeds from exercise of stock options	253	444

Cash provided by (used in) financing activities	(947)	6,785

Net decrease in cash and cash equivalents	(1,429)	(1,271)
Cash and cash equivalents, beginning of period	3,386	2,428

Cash and cash equivalents, end of period	$1,957	$1,157

Supplemental cash flow information:
Interest payments	$792	$946
Income tax payments, net of refunds	$401	$191

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful receivables, the provision for obsolete and nonsaleable inventories, the valuation allowances on deferred tax assets, valuation of goodwill, medical self-insurance liability, long-term incentive compensation accrual and the provision for warranty costs. Actual results could differ from those estimates. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarters ended March 29, 2008 and March 31, 2007 were 13 week periods.

2.	INVENTORIES

The components of inventories consist of the following:

	March 29, 2008	June 30, 2007
	(in thousands)
Finished goods	$6,917	$6,757
Work-in-process	3,409	3,486
Raw materials and supplies	28,701	22,314
Reserve for obsolescence	(333)	(211)

	$38,694	$32,346

3.	REVOLVING LOAN

In 2001, the Company entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $25 million. The revolving loan is secured by the assets of the Company. The interest rate provisions allow for a variable rate based on either the JP Morgan Chase prime rate or LIBOR rate on specific short term traunches. The agreement specifies four alternative levels of margin to be added to each of these base rates depending on the Company’s fixed charge ratio. Interest rates on the balances on outstanding contracts ranged from 4.38% to 6.71% as of March 29, 2008, compared to 6.83% to 8.25% as of March 31, 2007. The decrease in rates for the third quarter of 2008 as compared to third quarter of 2007 is related to decreases in published prime and LIBOR rates.

The agreement and subsequent amendments contain a financial covenant that relates to a minimum fixed charge ratio. The Company is in compliance with its loan covenant. The revolving loan matures August 22, 2009. As of March 29, 2008, based on the Company’s collateral, approximately $12.1 million was available to draw from the revolving line of credit.

4.	INCOME TAXES

The Company had domestic income tax loss carryforwards of approximately $47.9 million at June 30, 2007. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. In accordance with SFAS No. 109, management assessed the Company’s recent operating levels and the sources of future taxable income to estimate a partial valuation allowance. Based on projected future operations, management has determined that the net deferred tax asset of approximately $5.0 million continues to be appropriate. Therefore, the Company released a portion of the valuation allowance against the net deferred tax asset, in effect offsetting the domestic tax provision for the quarter and nine months ended March 29, 2008.

In addition to its domestic operations, the Company has subsidiaries in Mexico and China. The Company is currently applying certain tax credits to offset the income tax liabilities of its Mexican subsidiaries. However, as of January 1, 2008, the Company is subject to a recently enacted Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The effect of IETU and an associated presidential decree on fiscal 2008 has been included in the effective tax rate for the nine months ended March 29, 2008 and was approximately $51,000. The Company continues to pay income tax in China. Accordingly, the income tax provisions for the third quarter and first nine months of fiscal years 2008 and 2007 are primarily attributable to the taxable earnings of the Company’s foreign subsidiaries.

5.	EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding during the period. Basic and diluted EPS are as follows:

	Quarters Ended
	March 29, 2008	March 31, 2007
	(in thousands, except per share information)
Net income	$1,167	$742
Weighted average shares outstanding	10,024	9,915
Basic earnings per share	$0.12	$0.07
Diluted shares outstanding	10,207	10,272
Diluted earnings per share	$0.11	$0.07

	Nine Months Ended
	March 29, 2008	March 31, 2007
	(in thousands, except per share information)
Net income	$2,986	$2,506
Weighted average shares outstanding	9,988	9,891
Basic earnings per share	$0.30	$0.25
Diluted shares outstanding	10,293	10,364
Diluted earnings per share	$0.29	$0.24

There were approximately 702,000 and 670,000 antidilutive stock options not included in the diluted shares outstanding for the quarter and nine months ended March 29, 2008. There were approximately 801,000 and 411,000 antidilutive stock options not included in the diluted shares outstanding for the quarter and nine months ended March 31, 2007. These were not included as the strike price exceeded the average market price at the end of the respective periods.

6.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company had no material firm commitments to contractors and suppliers for capital expenditures at March 29, 2008.

Leases

The Company leases some of its facilities, certain equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates during the next five years.

Warranties

The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was $31,000 and $97,000 as of March 29, 2008 and March 31, 2007, respectively.

7.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, Business Combinations. SFAS No. 141R states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not anticipate a material effect of adopting SFAS No. 141R on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate a material effect of adopting SFAS No. 161 on its consolidated financial statements.

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

While the EMS industry has historically experienced growth as more OEMs shift to outsourced manufacturing, Key Tronic’s revenue can fluctuate significantly due to reliance on a concentrated base of customers. Decreased product demand from certain of the Company’s existing customers resulted in a decrease in revenues during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. However, the Company anticipates an increase in revenue in the fourth quarter of fiscal 2008 as compared to the same period of fiscal 2007.

The EMS industry is growing and is intensely competitive. Key Tronic, at this time, has less than 1% of the potential global market. The Company is planning for growth in the coming quarters by increasing its worldwide manufacturing capacity and continuing to improve its manufacturing processes. The Company believes that it can continue to win new business. Current challenges facing the Company include the following: continuing to win new programs from new and existing customers, balancing production capacity and key personnel in each of its manufacturing locations, improving operating efficiencies, controlling costs while developing competitive pricing strategies, and successfully transitioning new program wins to full production.

Net income for the third quarter of fiscal 2008 was $1.2 million compared to $0.7 million for the third quarter of fiscal 2007. The increase was related to higher sales and a higher gross margin during the quarter ended March 29, 2008 of 8.2% as compared to the quarter ended March 31, 2007 of 7.9%. Net income was $3.0 million for the first nine months of fiscal 2008 and $2.5 million for the first nine months of fiscal 2007. Net income for the first nine months of fiscal 2008 includes a gain on the sale of real estate of $951,000. Included in net income for the first nine months of fiscal 2007 are charges as the result of a customer declaring bankruptcy amounting to $940,000 and due diligence and related expenses of $460,000 incurred in connection with a potential acquisition that the Company decided not to complete.

Sales for the third quarter of fiscal year 2008 increased 9% to $51.5 million compared to $47.2 million for the same period of fiscal year 2007. The increase in sales was the result of revenue from new customer programs. Sales for the first nine months of fiscal 2008 were $146.8 million, or a decrease of 3.7% from $152.6 million during the same period of the prior fiscal year. This decrease in sales reflects an overall decrease in revenue from certain existing customer programs. The decreasing revenue from these customer programs is now being offset with revenue from new programs that continue to increase production. Sales in the fourth quarter of fiscal year 2008 are expected to be in the range of $50 million to $54 million. While the ramp up of new customer programs will continue to contribute additional revenue next quarter, many of these programs will still be in their early stages with full production volumes forecasted to occur in fiscal year 2009.

Gross profit as a percentage of sales for the third quarter of 2008 was 8.2% compared to 7.9% for the third quarter of fiscal 2007. The increase was the result of higher sales to customers, which drove higher utilization of the Company’s manufacturing facilities. Gross profit was 7.4% for the first nine months of fiscal 2008 compared to 8.7% in fiscal 2007. The decrease resulted mainly from lower sales in the first nine months of fiscal 2008 as well as the Company’s start-up costs associated with new customer programs and inefficiencies of overtime and expedite costs associated with accelerated customer demand during the Christmas holiday and more tooling revenue recorded during the second quarter that has lower gross margin than typical production. A large part of the Company’s overhead and indirect costs do not fluctuate significantly with short-term fluctuations in sales revenue. The level of gross margin is impacted by facility utilization, product mix, timing of the start-up of new programs, pricing within the electronics industry and material costs, and can fluctuate significantly from quarter to quarter.

The Company maintains a strong balance sheet with a current ratio of 2.21 and a long-term debt to equity ratio of 0.25. The Company maintains a good working relationship with its asset-based lender, CIT Group/Business Credit, Inc., and believes that internally generated funds and the Company’s revolving line of credit will provide adequate capital for current operations and long-term growth.

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

Inactive, Obsolete and Surplus Inventory Reserve

The Company reserves for inventories that it deems inactive, obsolete or surplus. This reserve is calculated based upon the demand for the products that the Company produces. Demand is determined by expected sales or customer forecasts. When the Company has purchased materials based upon a customer’s forecast, the materials are usually covered by lead-time assurance agreements. These agreements provide that the financial liability for materials purchased within lead-time based upon the customer’s forecasts, lies with the customer. If the Company purchases materials outside the lead-time assurance agreement and the customer’s forecasts do not materialize, the Company generally has the financial liability and may have to charge the excess against future earnings.

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

Derivatives

Derivative instruments are recorded on the balance sheet at their respective fair values. Generally, if a derivative instrument is specifically designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. The Company periodically enters into forward contracts to hedge transactional exposure associated with commitments arising from future cash commitments in a currency other than the functional U.S. dollar. There were no outstanding forward contracts at March 29, 2008.

RESULTS OF OPERATIONS

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes. The following table presents the percentage relationship to net sales of certain items in the Consolidated Statements of Earnings for the periods indicated.

	Third Quarter Ended		Nine Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.8	92.1	92.6	91.3

Gross profit	8.2	7.9	7.4	8.7
Operating expenses
Research, development and engineering	1.3	1.5	1.4	1.6
Selling	0.8	0.8	0.8	0.9
General and administrative	3.2	3.3	3.2	3.8
Gain on sale of real estate	0.0	0.0	(0.6)	0.0

Operating income	2.9	2.3	2.6	2.4
Interest expense	0.5	0.8	0.5	0.7

Income before income taxes	2.4	1.5	2.1	1.7
Income tax provision (benefit)	0.1	(0.1)	0.1	0.1

Net income	2.3%	1.6%	2.0%	1.6%

Sales

Sales for the third quarter of fiscal year 2008 increased 9% to $51.5 million compared to $47.2 million for the same period of fiscal year 2007. The increase in sales was the result of revenue from new customer programs. Sales for the first nine months of fiscal 2008 were $146.8 million, or a decrease of 3.7% from $152.6 million during the same period of the prior fiscal year. This decrease in sales reflects an overall decrease in revenue from certain existing customer programs. The decreasing revenue from these customer programs is now being offset with revenue from new programs that continue to increase production. Sales in the fourth quarter of fiscal year 2008 are expected to be in the range of $50 million to $54 million. While the ramp up of new customer programs will continue to contribute additional revenue in the fourth quarter of fiscal 2008, many of these programs will still be in their early stages with full production volumes forecasted to occur in fiscal year 2009.

The percentage of net sales to customers representing 10 percent or more of total net sales were as follows:

	Nine Months Ended
	March 29, 2008	March 31, 2007
Customer A	17.5%	15.7%
Customer B	16.7%	21.6%
Customer C	16.7%	18.5%

Sales to the Company’s largest customers may vary significantly from quarter to quarter depending on the size and timing of customer program commencement, forecasts, delays, modifications, and transitions. The Company remains dependent on continued sales to its significant customers and most contracts are not firm long-term purchase commitments. Only a short window of approximately three to six months of total demand information is provided to the Company by its customers. The Company seeks to maintain flexibility in production capacity by employing skilled temporary and short-term labor and by utilizing short term leases on equipment and manufacturing facilities. In addition, the Company’s capacity and core competencies for printed circuit board assemblies (PCBAs), precision molding, tool making, assembly, and engineering can be applied to a wide variety of products.

Gross Profit

Gross profit as a percentage of sales for the third quarter of 2008 was 8.2% compared to 7.9% for the third quarter of fiscal 2007. The increase was the result of higher sales to customers, which drove higher utilization of the Company’s manufacturing facilities. Gross profit was 7.4% for the first nine months of fiscal 2008 compared to 8.7% in fiscal 2007. The decrease resulted mainly from lower sales in the first nine months of fiscal 2008 as well as the Company’s start-up costs associated with new customer programs and inefficiencies of overtime and expedite costs associated with accelerated customer demand during the Christmas holiday and more tooling revenue recorded during the second quarter that has lower gross margin than typical production. A large part of the Company’s overhead and indirect costs do not fluctuate significantly with short-term fluctuations in sales revenue. The level of gross margin is impacted by facility utilization, product mix, timing of the start-up of new programs, pricing within the electronics industry and material costs, and can fluctuate significantly from quarter to quarter.

Included in gross profit are charges related to changes in the allowance for obsolete inventory. Specifically, the Company had provisions for obsolete inventory of $149,000 and $488,000 during the first nine months of fiscal 2008 and 2007, respectively. The large write off in fiscal 2007 was due to a customer filing for bankruptcy and the inability to use a substantial portion of customer specific inventory. The Company adjusts the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demand and market conditions. The reserves are established for inventory that the Company has determined customers are not contractually responsible for and for inventory that the Company believes customers will be unable to purchase.

Operating Expenses

Total operating expenses were $2.8 million in the third quarter of fiscal year 2008 and $2.6 million in the third quarter of 2007. The difference was mainly attributable to an increase in general and administrative (G&A) expenses. However, operating expenses as a percentage of sales decreased to 5.3% in the third quarter of fiscal 2008 from 5.6% in the third quarter of fiscal 2007.

Operating expenses for the first nine months of 2008 were $6.9 million compared to $9.6 million in the first nine months of 2007. Total operating expenses as a percentage of sales decreased to 4.8% in the first nine months of 2008 from 6.3% in the first nine months of 2007. The decrease in total operating expense in the first nine months of fiscal 2008 when compared to fiscal 2007, was mainly due to the $951,000 gain on sale of real estate and decreases in G&A expenses.

Total G&A expenses were $1.7 million and $1.6 million during the third quarters of fiscal 2008 and 2007, respectively. Included in the fiscal year 2007 G&A expenses is a charge of $536,000 to provide for doubtful collection of receivables for a customer that filed for bankruptcy. There was a charge of $64,000 in 2008 to provide for doubtful collection of receivables. G&A expenses were $4.8 million and $5.8 million in the first nine months of fiscal 2008 and 2007, respectively. The primary reason for the decrease in G&A expenses was a charge of $536,000 in fiscal year 2007 for a customer filing bankruptcy and due diligence and related expenses that totaled approximately $460,000 in fiscal year 2007. These due diligence and related expenses were incurred in connection with a potential acquisition that the Company decided during the first quarter of fiscal 2007 not to complete.

Total research, development, and engineering (RD&E) expenses were $679,000 and $709,000 during the third quarters of fiscal 2008 and 2007, respectively. RD&E expenses were $2.0 million and $2.5 million in the first nine months of fiscal 2008 and 2007, respectively. Lower RD&E expenses in the third quarter and first nine months of fiscal 2008 compared to the third quarter and first nine months of 2007 were attributable to lower incentive compensation and a change in the responsibilities of certain engineers in Spokane that previously were performing research and development that now have production responsibilities. The Company established an SMT line during fiscal 2007 and certain engineers are now responsible for overseeing manufacturing processes. Thus, a portion of their salaries in fiscal 2008 are being allocated to production costs, whereas in the first nine months of fiscal 2007 all engineers’ salaries were expensed to RD&E.

Total selling expenses were $406,000 and $356,000 during the third quarters of fiscal 2008 and 2007, respectively. Selling expenses were $1.1 million and $1.3 million in the first nine months of fiscal 2008 and 2007, respectively. The decrease in the first nine months of 2008 is due to decreased marketing expenses relating to keyboard sales, lower sales commissions and lower incentive compensation.

A gain on sale of real estate of $951,000 was recorded during the second quarter of fiscal 2008. The gain related to the sale of the under-utilized Las Cruces, New Mexico manufacturing facility. Specifically, certain conditions to the buyer’s obligation to pay for the excess land adjacent to the facility were met and the final payment became due during the second quarter with cash proceeds of $1.4 million being received in January 2008.

Interest

Interest expense decreased to $254,000 in the third quarter of fiscal year 2008 from $351,000 in the third quarter of fiscal year 2007. For the first nine months of fiscal 2008 and 2007, interest expense was $764,000 and $1.1 million, respectively. The decreases in interest expense in the third quarter and the first nine months of 2008 compared to the same periods of fiscal year 2007 are due to a decrease in the average outstanding revolving credit facility balance and a decrease in variable interest rates.

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

The income tax provisions for the third quarters of fiscal year 2008 and 2007 are primarily due to foreign income tax payable on behalf of the Company’s subsidiaries in China and Mexico. The domestic income tax attributable to current period operations was absorbed by net operating loss carryforwards still covered by deferred tax asset reserves. The Company applied certain tax credits to offset the tax liabilities of its Mexican subsidiaries during calendar years 2006 and 2007. The Company is expecting to pay income taxes in calendar year 2008 due to recently enacted tax laws in Mexico.

Backlog

On March 29, 2008, the Company had an order backlog of approximately $53.1 million. This compares with a backlog of approximately $35.3 million on March 31, 2007. The increase in backlog is due to new customer program wins. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Cash used in operating activities was $1.0 million during the nine months ended March 29, 2008 compared to $5.5 million used during the same period of the prior fiscal year. The decrease in cash used in operating activities during the first nine months of fiscal 2008 when compared to the prior year is due to the increase in accounts payable offset in part by an increase in inventory. The increase in accounts payable during the first nine months of fiscal 2008 was due to an increase in inventory to support an increase in forecasted revenues and new programs. The significant decrease in accounts payable during the first nine months of fiscal 2007 was due to an increase in available cash flow and taking early pay discounts from suppliers. The fluctuation in inventory is the result of the Company’s expanding revenue base and changing customer forecasts. Accounts payable fluctuates with the changes in inventory levels and negotiated supplier terms. The Company purchases inventory based on customer forecasts, and when those forecasts change the amount of inventory will fluctuate.

Investing Cash Flow

During the first nine months of fiscal year 2008, the Company spent $920,000 for capital additions compared to $2.6 million in the same period of the previous fiscal year. The decrease in capital additions in fiscal 2008 is due to the Company’s purchase of a new facility in Juarez, Mexico during the first nine months of fiscal 2007. This new facility replaced a former leased facility in Juarez that was approximately the same size.

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

Financing Cash Flow

The Company has entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility of up to $25 million. The range of interest on the balances on outstanding contracts was 4.38% to 6.71% on March 29, 2008. The credit facility matures on August 22, 2009. As of March 29, 2008, the Company was in compliance with its loan covenant, and based on eligible collateral, approximately $12.1 million was available for the Company to draw from the revolving line of credit.

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

Potential Fluctuations in Quarterly Results

The Company’s quarterly operating results have varied in the past and may vary in the future due to a number of factors, including: changes in overall demand for customers’ products, success of customers’ programs, timing of new programs, new product introductions or technological advances by the Company, its customers and its competitors and changes in pricing policies by the Company, its customers, its suppliers and its competitors. For example, the Company relies on customers’ forecasts to plan its business. If those forecasts are overly optimistic, the Company’s revenues and profits may fall short of expectations. Conversely, if those forecasts are too conservative, the Company could have an unexpected increase in revenues and profits. The products which the Company manufactures for its customers have relatively short product life cycles; therefore the Company’s business, operating results and financial condition are dependent in significant part on the Company’s ability to obtain orders from new customers and new product programs from existing customers.

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

Foreign Manufacturing Operations

A significant portion of the products manufactured by the Company are produced at the Company’s facilities in Mexico and China. Accordingly the Company’s operations are subject to a variety of risks unique to international operations including import and export duties and value added taxes, import and export regulation changes, the burden and cost of compliance with foreign laws and foreign economic and political risk.

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

Compliance with Current and Future Environmental Regulation

The Company is subject to a variety of domestic and foreign environmental regulations relating to the use, storage, and disposal of materials used in the Company’s manufacturing processes. If the Company fails to comply with any present or future regulations, the Company could be subject to future liabilities or the suspension of current manufactured products. In addition, such regulations could restrict the Company’s ability to expand its operations or could require it to acquire costly equipment, substitute materials, or incur other significant expenses to comply with government regulations.

Foreign Currency Fluctuations

A significant portion of the Company’s operations and customers are in foreign locations. As a result, transactions may occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by the Company could directly or indirectly affect our financial results. Future currency fluctuations are dependent upon a number of factors and cannot be easily predicted. The Company used forward contracts to successfully hedge foreign currency fluctuations of local payroll at one of its Mexican operations during the first nine months of fiscal 2008. There were no outstanding forward contracts at March 29, 2008.

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

Stock Price and Dilution Volatility

The common stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or to factors relating to the EMS industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. As of March 29, 2008, there were outstanding options for the purchase of approximately 1.46 million shares of Company common stock, all of which options were vested and exercisable. Of the outstanding options, approximately 702,000 have exercise prices higher than the average closing price for the quarter. Holders of the common stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the common stock are exercised.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s major market risk relates to its secured debt. The revolving debt is secured by substantially all of the Company’s assets. The interest rates applicable to the Company’s revolving loan fluctuate with the JP Morgan Chase Bank prime rate and LIBOR rates.

Item 4.	Controls and Procedures

a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

b)	There have been no changes during the quarter covered by this report in the Company’s internal controls over financial reporting during the quarterly period ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting or in other factors which could significantly affect internal controls over financial reporting.

PART II.  OTHER INFORMATION:

Item 1A.	Risk Factors

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

KEY TRONIC CORPORATION

/s/ Jack W. Oehlke	Date: May 9, 2008
Jack W. Oehlke
(Director, President and Chief Executive Officer)

/s/ Ronald F. Klawitter	Date: May 9, 2008
Ronald F. Klawitter
(Principal Financial Officer Principal Accounting Officer)