Form 10-K
period 2008-06-28
KEY TRONIC CORP
filed 2008-09-15
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

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

As of December 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $24.2 million based on the closing price as reported on the NASDAQ.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,052,641 shares of common stock were outstanding as of September 1, 2008.

Documents Incorporated by Reference:

The following documents are incorporated by reference to the extent specified herein:

Document Description	Part of Form 10-K
Proxy Statement dated September 19, 2008	Part III

KEY TRONIC CORPORATION

2008 FORM 10-K

FORWARD-LOOKING STATEMENTS

References in this report to “the Company”, “Key Tronic”, “we”, “our”, or “us” mean Key Tronic Corporation together with its subsidiaries, except where the context otherwise requires.

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

Overview

Key Tronic Corporation (dba: KeyTronicEMS Co.), was organized in 1969 as a Washington corporation that locally manufactured computer keyboards. Our goal was to become the world’s largest manufacturer of input devices for terminals, word processors and personal computers. The ability to design, build and deliver a quality product led to a reputation in the industry, allowing us to be a leading independent manufacturer of keyboards for computers in the United States. Our fully integrated design, tooling and automated manufacturing capabilities enabled us to rapidly respond to customers’ needs for keyboards in production quantities worldwide. We supported our sales growth through the development and purchase of international manufacturing facilities. As the computer keyboard market matured with increasing competition from other international providers, we determined that our business could no longer solely rely on keyboard sales.

After assessing market conditions and our strengths and capabilities in 1999, we shifted focus from keyboard manufacturing to contract manufacturing for a wide range of products. Our new strategy was based on our original core strengths of innovative design and engineering expertise in electronics, mechanical engineering and precision plastics combined with high-quality, low cost production and assembly on a global basis. These strengths have made our company a strong competitor in the electronic manufacturing services “EMS” market. As we fully transitioned into an EMS provider, our new customer base became comprised of world-class customers from a wide range of industries.

The EMS industry has experienced growth over the past several years as more original equipment manufacturers “OEMs” seek to outsource manufacturing and this trend is expected to continue in the future. This expansion of the EMS industry has allowed us to continue to expand our customer base and the industries that we serve. We currently offer our customers the following services: integrated electronic and mechanical engineering; precision plastic molding; assembly, component selection, sourcing and procurement; worldwide logistics; competitive pricing; and new product testing and production.

We operate in facilities in the United States, Mexico and China. This global production capability provides our customers with the benefits of improved supply-chain management, reduced inventory, lower labor costs, lower transportation costs and reduced product fulfillment time.

Our principal executive offices are located at N. 4424 Sullivan Road, Spokane Valley, Washington 99216, and our telephone number is (509) 928-8000. Our website is located at http://www.keytronicems.com where filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or current reports on Form 8-K are available after they have been filed with the Securities and Exchange Commission. The information presented on our website currently and in the future is not considered to be part of this document or any document incorporated by reference in this document.

Marketing

We provide a mix of manufacturing services for outsourced OEM products. We provide the following EMS services: product design, surface mount technologies “SMT” for printed circuit board assembly, tool making, precision plastic molding, liquid injection molding, automated tape winding, prototype design and full product builds.

Sales of the majority of our products have historically not been seasonal in nature, but may be seasonal in the future if there are changes in the types of products manufactured. Sales can, however, fluctuate significantly between quarters from changes in customers’ demand due to our revenue concentration in a few specific customers.

For the fiscal years ended June 28, 2008, June 30, 2007, and July 1, 2006, the five largest customers in each year accounted for 68%, 73% and 71% of total sales, respectively. The following customers represented 10 percent or more of total net sales over the last three fiscal years: International Game Technology, Inc. (18%, 17%, 18%), Zebra Technologies Corporation (18%, 22%, 20%) and Lexmark International, Inc. (15%, 18%, 17%). It is anticipated that our new customer program wins will dilute our concentration of revenue in our current top five customers in the future.

Although keyboard manufacturing is still included in our product offerings, we expect annual keyboard sales to decline over time. During the fiscal years ended June 28, 2008, June 30, 2007, and July 1, 2006, we realized revenues of approximately $5.8 million, $5.6 million and $7.3 million, respectively, from the sale of keyboards. In order to accommodate the demand for standard keyboard layouts, we maintain a purchase-from-stock program. The more popular standard layouts are built and stocked for immediate availability.

We market our products and services primarily through our direct sales department aided by strategically located field sales people and distributors. Although we maintain relationships with several independent sales organizations to assist in marketing our EMS product lines, commissions earned and paid are not material to the consolidated financial statements.

Manufacturing

Since inception, we have made substantial investments in developing and expanding a capital equipment base to achieve vertical integration and efficiencies in our manufacturing processes. We have invested significant capital into SMT for volume manufacturing of complex printed circuit board assemblies. We also design and develop tooling for injection molding and manufacture the majority of plastic parts used in the products we manufacture. Additionally, we have equipment to maintain a controlled clean environment for manufacturing processes that require a high level of precise control.

We use a variety of manual and highly automated assembly processes in our facilities, depending upon product complexity and degree of customization. Some examples of automated processes include component insertion, SMT, flexible robotic assembly, automated storage tape winding, computerized vision system quality inspection, automated switch and key top installation, and automated functional testing.

Our engineering expertise and automated manufacturing processes enable us to work closely with our customers during the design and prototype stages of production and to jointly increase productivity and reduce response time to the marketplace. We use computer-aided design techniques and software to assist in preparation of the tool design layout and component placement, to reduce tooling and production costs, improve component and product quality, and enhance turnaround time during product development.

We purchase materials and components for our products from many different suppliers, including both domestic and international sources. We develop close working relationships with our suppliers, many of whom have been supplying products to us for several years.

Research, Development, and Engineering

Research, development, and engineering “RD&E” expenses consist principally of employee related costs, third party development costs, program materials costs, depreciation and allocated information technology and facilities costs. Our RD&E expenses were $2.7 million, $3.2 million and $2.8 million in fiscal years 2008, 2007, and 2006 respectively. In each of these years, we focused most of our RD&E efforts on current customer EMS programs. The decrease in RD&E during fiscal 2008 is related to lower incentive compensation and the transfer of certain engineers and support personnel from RD&E to manufacturing costs of sales as their job roles changed to support the new SMT production line in Spokane Valley, Washington.

Competition

The market for the products and services we provide is highly competitive. There are numerous competitors in the EMS industry, many of which have substantially more resources and are more geographically diverse than we are. Some of our competitors have similar international production capabilities, large financial resources and some have substantially greater manufacturing, research and development, and marketing resources. There is also competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing their products internally versus the advantages of outsourcing. We believe that we can currently compete favorably to these factors primarily on the basis of our global footprint, responsiveness, creativity, vertical production capability, quality, and cost.

Trademarks and Patents

Our name and logo are federally registered trademarks, and we believe they are valuable assets of our business. During 2001, we began operating under the trade name “KeyTronicEMS Co.” to better identify our primary business concentration. We also own several keyboard patents; however, since our focus is EMS, management believes that these patents will not have a significant impact on future revenues.

Employees

We consider our employees to be our primary strength and we make considerable efforts to maintain a well-qualified workforce. Our employee benefits include bonus programs involving periodic payments to all employees based on meeting quarterly or fiscal year performance targets. We regularly provide transportation, medical services and meals to all of our employees in foreign locations. We maintain a 401(k) plan for U.S. employees, which provides a discretionary matching company contribution of up to 4% of an employee’s salary. We provide group health, life, and disability insurance plans. We also maintain stock option plans and other long term incentive plans for certain employees and outside directors.

As of June 28, 2008, we had 2,502 employees compared to 2,227 on June 30, 2007 and 2,840 on July 1, 2006. Since we can have significant fluctuations in product demand, we seek to maintain flexibility in our workforce by utilizing skilled temporary and short-term contract labor in our manufacturing facilities in addition to full-time employees. The change in the number of employees was a result of a change in product mix. Certain products require more hand assembly than others. Our employees in Reynosa, Mexico, which represent approximately 7% of the Company’s employees, are represented by a local union. We have no history of any material interruption of production due to labor disputes.

Backlog

On July 27, 2008, our order backlog was valued at approximately $42.2 million, compared to approximately $34.1 million on July 29, 2007. Even though our order backlog is comprised of firm purchase orders, the amount of backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue. Due to the relationships with our customers, we will occasionally allow orders to be canceled or rescheduled and as a result is not a meaningful indicator of future financial results. If there are canceled or rescheduled orders, we will attempt to negotiate fees to cover the costs we have incurred. The change in backlog at July 27, 2008, when compared to July 29, 2007, was in part due to our increasing customer base and the timing of purchase orders of existing customers. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next twelve months, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.

Foreign Markets

Information concerning net sales and long-lived assets (property, plant, and equipment) by geographic areas is set forth in footnote 9 of the consolidated financial statements of this Annual Report on Form 10-K, under the caption “Enterprise-Wide Disclosures”, and that information is incorporated herein.

Item 1A.	RISK FACTORS

There are risks and uncertainties that could affect our business. These risks and uncertainties include but are not limited to, the risk factors described below, in Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” and elsewhere in this Form 10-K.

RISKS AND UNCERTAINTIES THAT COULD AFFECT FUTURE RESULTS

The following risks and uncertainties could affect our actual results and could cause results to differ materially from past results or those contemplated by our forward-looking statements. When used herein, the words “expects”, “believes”, “anticipates” and similar expressions are intended to identify forward-looking statements.

Potential Fluctuations in Quarterly Results Our quarterly operating results have varied in the past and may vary in the future due to a variety of factors, including changes in overall demand for customers’ products, success of customers’ programs, timing of new programs, new product introductions or technological advances by us, our customers and our competitors and changes in pricing policies by us, our customers, our suppliers and our competitors.

Component procurement, production schedules, personnel and other resource requirements are based on estimates of customer requirements. Occasionally, our customers may request accelerated production that can stress resources and reduce operating margins. In addition, because many of our operating expenses are relatively fixed, a reduction in customer demand can harm our gross profit and operating results. The products which we manufacture for our customers have relatively short product lifecycles, therefore our business, operating results and financial condition are dependent in significant part on our ability to obtain orders from new customers and new product programs from existing customers.

Operating results can also fluctuate if changes are made to significant estimates and assumptions. Significant estimates and assumptions include the allowance for doubtful receivables, provision for obsolete and non-saleable inventory, the valuation allowance on deferred tax assets, valuation of goodwill, impairment of long-lived assets, long-term incentive compensation accrual, and the provision for warranty costs.

Competition The EMS industry is intensely competitive. Competitors may offer customers lower prices on certain high volume programs. This could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect our business, operating results and financial condition. If we were unable to provide comparable or better manufacturing services at a lower cost than our competitors, it could cause sales to decline. In addition, competitors can copy our non-proprietary designs after we have invested in development of products for customers, thereby enabling such competitors to offer lower prices on such products due to savings in development costs.

Concentration of Major Customers At present, our customer base is highly concentrated and could become more or less concentrated. Our largest EMS customer accounted for 18% of net sales in fiscal year 2008. This same customer accounted for 17% of sales in 2007 and 18% in 2006. For the fiscal years ended 2008, 2007, and 2006, the five largest customers accounted for 68%, 73% and 71% of total sales, respectively. There can be no assurance that our principal customers will continue to purchase products from us at current levels. Moreover, we typically do not enter into long-term volume purchase contracts with our customers, and our customers have certain rights to extend or delay the shipment of their orders. We, however, require that our customers contractually agree to buy back inventory purchased within specified lead times to build their products if not used. The loss of one or more of our major customers, or the reduction, delay or cancellation of orders from such customers, could materially and adversely affect our business, operating results and financial condition.

Dependence on Suppliers We are dependent on many suppliers, including sole source suppliers, to provide key components and raw materials used in manufacturing customers’ products. Delays in deliveries from suppliers or the inability to obtain sufficient quantities of components and raw materials could cause delays or reductions in shipment of products to our customers which could adversely affect our operating results and damage customer relationships.

Dependence on Key Personnel Our future success depends in large part on the continued service of our key technical, marketing and management personnel and on our ability to continue to attract and retain qualified employees. The competition for such personnel is intense and there can be no assurance that we will be successful in attracting and retaining such personnel. The loss of key employees could have a material adverse effect on our business, operating results and financial condition.

Foreign Manufacturing Operations Most of the products manufactured by us are produced at our facilities located in Mexico and China. Accordingly, our operations are subject to a variety of risks unique to international operations including import and export duties and value added taxes, import and export regulation changes, the burden and cost of compliance with foreign laws and foreign economic and political risk.

Technological Change and New Product Risk The markets for our customers’ products is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and relatively short product life cycles. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. Our success will depend upon our customers’ ability to enhance existing products and to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and emerging industry standards and address evolving and increasingly sophisticated customer requirements. Failure of our customers to do so could substantially harm our customers’ competitive positions. There can be no assurance that our customers will be successful in identifying, developing and marketing products that respond to technological change, emerging industry standards or evolving customer requirements.

Compliance with Current and Future Environmental Regulation We are subject to a variety of domestic and foreign environmental regulations relating to the use, storage, and disposal of materials used in our manufacturing processes. If we fail to comply with any present or future regulations, we could be subject to future liabilities or the suspension of current manufactured products. In addition, such regulations could restrict our ability to expand our operations or could require us to acquire costly equipment, substitute materials, or incur other significant expenses to comply with government regulations.

Foreign Currency Fluctuations A significant portion of our operations and customers are in foreign locations. As a result, transactions may occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us could directly or indirectly affect our financial results. Future currency fluctuations are dependent upon a number of factors and cannot be easily predicted. We have used Mexican peso forward contracts to hedge foreign currency fluctuation for a portion of weekly payroll costs. However, unexpected expenses could occur from future fluctuations in exchange rates.

Dilution and Stock Price Volatility As of June 28, 2008, there were outstanding options for the purchase of 1,268,375 shares of our common stock (Common Stock), all of which were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the Common Stock are exercised. Our stock price may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to us such as variations in quarterly operating results or changes in analysts’ earnings estimates, or to factors relating to the EMS or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

Disclosure and Internal Controls Management does not expect that our disclosure controls and internal controls and procedures will prevent all errors or fraud. A control system is designed to give reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, any control system reflects resource constraints and the benefits of controls must be considered relative to their costs. Inherent limitations of a control system may include: judgments in decision making may be faulty, breakdowns can occur simply because of error or mistake and that controls can be circumvented by collusion or management override. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

We have manufacturing and sales operations located in the United States, Mexico and China. The table below lists the locations and square footage of our operating facilities:

Location	Approx. Sq. Ft.	Type of Interest (Leased/Owned)	Description of Use
Spokane Valley, Washington (1)	49,000	Leased	Sales, research, administration and manufacturing
Spokane Valley, Washington (2)	36,000	Leased	Manufacturing
El Paso, Texas	80,000	Leased	Shipping and warehouse

Total USA	165,000

Juarez, Mexico	174,000	Owned	Manufacturing
Juarez, Mexico (3)	60,000	Owned	Manufacturing and warehouse
Juarez, Mexico (4)	66,000	Owned	Manufacturing and warehouse
Reynosa, Mexico	140,000	Leased	Manufacturing
Reynosa, Mexico (5)	100,000	Leased	Warehouse

Total Mexico	540,000

Shanghai, China (6)	72,000	Leased	Manufacturing

Total China	72,000

Grand Total	777,000

(1)

On December 27, 2000, we sold two contiguous parcels of land and our corporate headquarters building in Spokane to Royal Hills Associates L.L.C. (RHA) for approximately $6 million in cash. In connection with the sale, we entered into a 10-year lease agreement with RHA for one floor of the two-story building, which we continue to occupy as our headquarters (see Note 3 to Consolidated Financial Statements).

(2)

During fiscal 2006, we consolidated and moved some of our molding equipment in Spokane to our facility in Juarez, Mexico and reduced the building space leased in Spokane for manufacturing to 36,000 square feet.

(3)

In fiscal 2005, we purchased a 60,000 square foot manufacturing facility in Juarez, Mexico to replace a previously leased facility and to accommodate the shift of the Las Cruces, New Mexico operations into Juarez.

(4)	In fiscal 2007, we purchased a 66,000 square foot manufacturing facility in Juarez, Mexico to replace a previously leased facility.

(5)	In fiscal 2008, we leased a new facility in Reynosa, Mexico for storage capacity that replaced two other leased warehouses.

(6)

We began an assembly operation in Shanghai, China in fiscal year 1999. During fiscal year 2006, we increased our leased space in China to 72,000 sq. ft. to accommodate an additional SMT line and for additional assembly space.

The geographic diversity of these locations allows us to offer services near certain of our customers and major electronics markets with the additional benefit of reduced labor costs. We consider the productive capacity of our current facilities sufficient to carry on our current business. In addition, one of the facilities in Juarez, Mexico includes adjacent vacant land that could be developed into additional manufacturing and warehouse space. All of our facilities are ISO certified to ISO 9001:2000 standards and are certified or compliant with ISO-14001 environmental standards.

Item 3.	LEGAL PROCEEDINGS

We may be party to certain lawsuits or claims in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flow.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE REGISTRANT

JACK W. OEHLKE - Director, President and Chief Executive Officer

Jack W. Oehlke, age 62, has been President and Chief Executive Officer of the Company since June 1997. From October 1995, he served as Chief Operating Officer. Previously, he served as Senior Vice President of Operations from January 1995 to October 1995 and Vice President of Manufacturing Operations of the Company from December 1993 to January 1995. Mr. Oehlke served as Director of Operations, Director of Quality and in various management positions within manufacturing, engineering and quality functions of the Microswitch Division of Honeywell, Inc. from 1968 to 1993. Mr. Oehlke has a Bachelor of Science Degree in Industrial Technology from the University of Wisconsin at Menomonie.

RONALD F. KLAWITTER - Executive Vice President of Administration, Chief Financial Officer and Treasurer

Mr. Klawitter, age 56, has been Executive Vice President of Administration, CFO, and Treasurer since July 1997. Previously he was Vice President of Finance, Secretary and Treasurer of the Company since October 1995. He was Acting Secretary from November 1994 to October 1995 and Vice President of Finance and Treasurer from 1992 to October 1995. From 1987 to 1992, Mr. Klawitter was Vice President, Finance at Baker Hughes Tubular Service, a subsidiary of Baker Hughes, Inc. He has a BA degree from Wittenberg University and is a Certified Public Accountant.

CRAIG D. GATES - Executive Vice President and General Manager of Sales and Program Management

Mr. Gates, age 49, has been Executive Vice President and General Manager since August 2002. Previously he was Executive Vice President of Marketing, Engineering and Sales since July 1997. He served as Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana. From 1982 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch.

GEORGE R. ALFORD – Executive Vice President of Materials

George R. Alford, age 55, was appointed Executive Vice President of Materials for the Company effective January 6, 2008. He served as Vice President of Materials of the Company since July 21, 2006. From August 2005 to July 2006 he served as Director of Materials (HID Group) at Cooper Industries. From October 2000 to August 2005, he served in various procurement and materials management positions with Solectron Corporation. Mr. Alford has a B.S. in Industrial Technology and a M.A. in Management from Middle Tennessee State University and a J.D. in Civil Law from Nashville School of Law.

DOUGLAS G. BURKHARDT – Vice President of Worldwide Operations

Douglas G. Burkhardt, age 50, has been Vice President of Worldwide Operations of the company since July 1, 2008. Previously Mr. Burkhardt was Director of China Operations and Program Management since January 2006. Mr. Burkhardt served as Director of Northwest and China Operations from November of 1998 to January of 2006. Mr. Burkhardt also served as Director of Customer Satisfaction from March 1997 to November 1998 and Director of Molding from September of 1995 to March of 1997. Prior to this, Mr. Burkhardt served in other various senior management positions within the company. Mr. Burkhardt has been with the company since May of 1989. Prior to joining Key Tronic, Mr. Burkhardt worked for House of Aluminum and Glass for 12 years where he was the plant manager.

LAWRENCE J. BOSTWICK – Vice President of Engineering and Quality

Lawrence J. Bostwick, age 56, has been Vice President of Engineering and Quality since July 2008. Previously he was Director of Engineering and Quality since February 2007. He joined the company in February 2006 as Corporate Director of Quality. From 2003 to 2006 he was Director of Supply Chain Management and Quality for the Lancer Corporation and from 1998 to 2003 he was Vice President of Operations for Thermacore International. He is a graduate of the Westinghouse and General Electric - Engineering and Manufacturing Professional Development Programs. He is certified in both Quality and Industrial Engineering and is a Lean – Six Sigma Master Black Belt. He has a combined B.S. degree in Production and Operation and Industrial Engineering from Bowling Green State University and a Masters degree in Industrial Engineering and Business Administration from Syracuse University.

PART II

Item 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Market, formerly the NASDAQ National Market System under the symbol “KTCC”. Quarterly high and low closing sales prices for our common stock for fiscal years 2008 and 2007 were as follows:

	2008		2007
	High	Low	High	Low
First Quarter	$5.50	$4.30	$7.16	$3.98
Second Quarter	4.89	4.11	5.85	4.53
Third Quarter	4.29	2.46	4.91	3.88
Fourth Quarter	3.75	2.43	5.55	3.94

High and low stock prices are based on the daily closing price reported by the NASDAQ Stock Market. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.

Holders And Dividends

As of June 28, 2008, we had 847 shareholders of record. Our current financing agreement contains a covenant that prohibits the declaration or payment of dividends or the repurchase of our stock (see Note 4 to Consolidated Financial Statements). We have not paid a cash dividend and do not anticipate payment of dividends or stock buyback in the foreseeable future.

Equity Compensation Plan Information

Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report, under the caption “Securities Authorized for Issuance under Equity Compensation Plans”, and that information is incorporated herein by reference.

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our common stock with the cumulative total return of the NASDAQ Stock Market (U.S. & Foreign) Index and the NASDAQ Electronic Components Index in fiscal 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Key Tronic Corporation, The NASDAQ Composite Index

And The NASDAQ Electronic Components Index

*	$100 invested on 6/28/03 in stock or 6/30/03 in index-including reinvestment of dividends. Indexes calculated on month-end basis.

Item 6:	SELECTED FINANCIAL DATA

The following selected data from our consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes, and other information included in this report.

Financial Highlights

(Dollars in thousands, except per share amounts)

	Fiscal Years
	2008	2007	2006	2005	2004
Consolidated Statements of Operations Data:
Net sales	$204,122	$201,712	$187,699	$202,877	$148,901
Gross profit	16,820	17,670	17,304	16,460	13,237
Gross margin percentage	8.2%	8.8%	9.2%	8.1%	8.9%
Operating income	6,834	6,810	5,861	5,445	1,789
Operating margin percentage	3.3%	3.4%	3.1%	2.7%	1.2%
Net income	5,584	5,230	9,753	4,376	110
Earnings per share – diluted	0.54	0.51	0.97	0.44	0.01

Consolidated Cash Flow Data:
Cash flows provided by (used in) operations	(718)	(1,857)	(34)	6,561	(17)
Capital expenditures	1,180	3,137	1,638	2,868	1,633

Consolidated Balance Sheet Data:
Net working capital (1)	45,695	41,222	31,703	23,006	23,468
Total assets	98,344	89,388	88,695	72,901	67,938
Long-term liabilities	13,241	14,719	11,665	9,420	13,452

Shareholders’ equity	49,081	43,244	37,548	27,639	23,234
Book value per share (2)	4.90	4.36	3.85	2.85	2.40

Supplemental Data:
Number of shares outstanding at year-end	10,024	9,921	9,750	9,694	9,676
Number of employees at year-end	2,502	2,227	2,840	2,849	2,847
Approximate square footage of operational facilities	777,000	784,000	723,000	765,000	786,000

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

Overview

We are an independent provider of EMS for OEMs. Our core strengths include innovative design and engineering expertise in SMT, electronics, mechanical engineering, precision molding, design and build of molding tools, combined with high-quality, low-cost production and assembly on a global basis. Our global production capability provides customers with benefits of improved supply-chain management, reduced inventories, lower transportation costs, and reduced product fulfillment time. We continue to make investments in our Mexico and China facilities to give us the production capacity and logistical advantages to continue to win new business. The following information should be read in conjunction with the consolidated financial statements included herein and with Item 1A, Risk Factors.

The EMS industry has historically experienced growth as more OEMs shift to outsourced manufacturing. However, our revenue, like that of other EMS providers, can fluctuate significantly due to our reliance on a concentrated base of customers. New customer programs combined with continued product demand from our largest existing customers resulted in an increase in revenues during fiscal years 2008 and 2007.

Overall, our sales of $204.1 million in fiscal year 2008 increased by 1.2% over sales of $201.7 million in fiscal 2007. This growth was driven by increased demand from new customer programs which are continuing to ramp up. During the year, eight new customers contributed approximately 13% of total revenue, and in fiscal 2009 we expect to have revenue from 10 additional new customers. We expect these 18 new customers to contribute approximately 40% of our revenue in fiscal 2009, offsetting the anticipated decline in demand from some of our existing customers. Sales for the first quarter of fiscal 2009 are expected to be within the range of $45 million to $48 million, as we are expecting lower demand from a number of established customers while these new programs ramp up. Results will depend on actual levels of customers’ orders and the timing of the start up of production of new product programs. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

The concentration of our largest customers decreased during fiscal 2008 with the top five customers’ sales decreasing slightly to 68% of total sales in 2008 from 73% in 2007 and 71% in 2006. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, exercise equipment, telecommunications, industrial equipment, fuel cell technology and computer accessories. The total number of our customers continued to increase during fiscal 2008. Some of these new customers have programs that represent small annual sales while others have multi-million-dollar potential.

Gross profit as a percent of sales was 8.2% in fiscal 2008 compared to 8.8% for the prior fiscal year. The decrease in gross profit percentage is related mainly to start-up costs incurred throughout the year in association with new customer programs, inefficiencies of overtime and expedite costs associated with accelerated customer demand, increased freight costs, and increasing costs of raw materials.

Net income for fiscal 2008 was $5.6 million or $0.54 per diluted share, up from $5.2 million net income or $0.51 per diluted share for fiscal 2007. The results of both years were affected by unusual events. We realized a gain on the sale of real estate of $951,000 in fiscal 2008 and $1.5 million in fiscal 2007. The gain in 2007 was offset by $460,000 in costs incurred during the year in connection with a potential acquisition that the Company chose not to pursue and the write off of $404,000 of inventory and tooling and an associated write-off of $536,000 in bad debt of a customer that filed bankruptcy.

We maintain a strong balance sheet with a current ratio of 2.27 and a long-term debt to equity ratio of 0.25. Total cash used in operations was $718,000 during fiscal year 2008. We maintain sufficient liquidity for our expected future operations and had approximately $12.7 million available from our revolving line of credit based on eligible collateral at June 28, 2008. We believe that internally generated funds, our revolving line of credit, and leases on equipment should provide adequate capital for planned growth over the long term.

The EMS industry is intensely competitive. We estimate that we have less than 1% of the potential market. We believe that we can acquire new business in the future, particularly those programs that require flexibility in forecasting, innovative design and engineering, short lead times, or small initial volumes. Our competitiveness is enhanced by our capacity to provide SMT, plastic injection molding, and final assembly. We are planning for long term growth by utilizing current capacity, improving manufacturing processes, and investing in additional manufacturing equipment. Current challenges facing us include: continuing to win new programs, improving operating efficiencies, controlling costs and developing new competitive price strategies.

Results of Operations

The following table sets forth for the periods indicated certain items of the consolidated statements of income expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	June 28, 2008	Years Ended June 30, 2007	July 1, 2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	91.8	91.2	90.8

Gross profit	8.2	8.8	9.2

Operating expenses (income)
Research, development and engineering	1.3	1.6	1.5
Selling	0.8	0.9	1.1
General and administrative	3.2	3.6	3.5
Gain on sale of real estate held for sale	(0.4)	(0.7)	0.0

Total operating expenses	4.9	5.4	6.1

Operating income	3.3	3.4	3.1

Interest expense	0.5	0.7	0.6

Income before income taxes	2.8	2.7	2.5

Income tax provision (benefit)	0.1	0.1	(2.7)

Net income	2.7%	2.6%	5.2%

Net Sales

Net sales in fiscal 2008 were $204.1 million compared to $201.7 million and $187.7 million in fiscal years 2007 and 2006 respectively.

The increase in net sales during fiscal 2008 relates to an increase in sales revenue from new customer programs offset by a moderate decrease in the demand from some of our existing customers. New customer programs contributed approximately 13% of our total revenue in fiscal 2008. We anticipate that several more new customer programs will enter production in fiscal year 2009 and begin contributing to revenue.

The increase in net sales during fiscal 2007 compared to fiscal 2006 resulted from an increase in the demand for certain of our largest existing customers’ products along with revenue from new customers’ programs. Customer demand will fluctuate based on changes in the sell-through of customers’ products.

The table below shows the revenue by industry sectors as a percentage of revenue for the following fiscal years:

	June 28, 2008	Years Ended June 30, 2007	July 1, 2006
Commercial Printer	16%	19%	18%
Communication	9%	9%	8%
Computer and Peripheral	8%	3%	4%
Consumer	9%	14%	16%
Gaming	19%	17%	18%
Industrial	3%	2%	2%
Transaction Printer	36%	36%	34%

Total	100%	100%	100%

We provide services to customers in a number of industries and produce a variety of products for our customers in each industry. As we continue to diversify our customer base and win new customers we may see a change in the industry concentrations of our revenue.

Sales to foreign customers represented 5.6% of our total net sales in fiscal year 2008 and 9.0% in fiscal year 2007. The decrease in foreign customer sales was due to exiting production of a consumer product for a customer in Asia.

Cost of Sales

Total cost of sales as a percentage of net sales was 91.8%, 91.2%, and 90.8% in fiscal years 2008, 2007, and 2006, respectively.

Total cost of materials as a percentage of sales was approximately 66.9%, 65.4%, and 64.6% in fiscal years 2008, 2007, and 2006, respectively. The change from year-to-year is directly related to changes in product mix and increased costs of raw materials. Products sold in fiscal 2008 contained higher materials costs, thereby increasing costs of materials as a percentage of sales compared to fiscal 2007 and 2006.

Direct production costs (direct labor and manufacturing overhead) were 13.0% of total sales in fiscal 2008 compared to 13.7% of total sales in fiscal 2007 and 13.2% of total sales in 2006. The decrease in 2008 compared to 2007 and 2006 is related to product mix and utilization of excess manufacturing capacity (both equipment and indirect support costs). Additionally, included in production costs of fiscal 2007 were start-up costs associated with the installation and start up of an SMT line at our headquarters in Spokane Valley, Washington. The SMT production line in Spokane Valley was developed for complex or low volume production and for new product introduction.

We provide for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage. The amounts charged to expense for these inventories were $159,000, $544,000, and $361,000 in fiscal years 2008, 2007, and 2006, respectively. Approximately $240,000 of the provision in fiscal 2007 was related to a specific customer filing bankruptcy during the year. The majority of the remaining provision in each year related to stocked computer keyboards and other computer peripherals, and various inventory items that were deemed obsolete during the period.

We provide warranties on certain products we sell and estimate warranty costs based on historical experience and anticipated product returns. The amounts charged to expense are determined based on an estimate of warranty exposure. Warranty expense (recovery) was approximately $196,000, $31,000, and $(10,000) in fiscal years 2008, 2007, and 2006, respectively. Warranty expense for fiscal years 2008 and 2007 is related to workmanship claims on keyboards and certain EMS products. The recovery in 2006 related to lower than expected warranty expense related to a previously identified workmanship issue with a particular EMS product and a decrease in the estimated future keyboard warranty costs.

Gross Profit

In fiscal year 2008, gross profit on sales was 8.2% of revenues compared to 8.8% in fiscal year 2007 and 9.2% in fiscal year 2006.

The decrease in gross profit is related mainly to start-up costs we incurred throughout the year in association with new customer programs, inefficiencies of overtime and expedite costs associated with accelerated customer demand, increased freight costs, and increasing costs of raw materials. The decrease in fiscal year 2007 relates to certain customer sales price decreases in the aggregate in excess of achieved cost savings, a write off of $240,000 in inventory and $164,000 tooling related to a customer that filed for bankruptcy, and the additional costs incurred with the installation and start up of a new SMT line in Spokane Valley. We took early pay discounts to suppliers that totaled $51,000, $211,000, and $431,000 in fiscal years 2008, 2007 and 2006, respectively. Early pay discounts will fluctuate based on our liquidity and changes in the discounts and terms offered by our suppliers.

Changes in gross profit margins reflect the impact of a number of factors that can vary from period to period, including product mix, start-up costs and efficiencies associated with new programs, product life cycles, sales volumes, capacity utilization of our resources, management of inventories, component pricing and shortages, end market demand for customers’ products, fluctuations in and timing of customer orders, and competition within the EMS industry. These and other factors can cause variations in operating results. There can be no assurance that gross margins will not decrease in future periods.

Research, Development and Engineering

Research, development and engineering expenses (RD&E) consists principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. The decrease in RD&E in fiscal 2008 from fiscal 2007 is related to transferring engineers and support personnel from RD&E to manufacturing costs of sales as their job roles changed to support the new SMT line in Spokane Valley, Washington. As a percentage of net sales, RD&E increased slightly in fiscal 2007 to 1.6% of sales compared to 1.5% of sales in fiscal 2006. The increase is related to the hiring of new program managers to service new customer programs. In each of the fiscal years presented, we have focused most of our RD&E efforts on development of new and current customers’ EMS programs.

Selling

Sales and marketing expenses consist principally of salaries and benefits for sales and marketing personnel, advertising and marketing programs, sales commissions, and travel expenses. Similar to RD&E expenses, selling expenses change as a percent of sales relative to the allocated fixed costs in each of the years presented. Approximately half of selling expense relates to salary costs of our employees.

Our total selling expenses were $ 1.7 million, $1.8 million, and $2.1 million in fiscal years 2008, 2007, and 2006, respectively. The decrease in selling expenses in fiscal 2008 compared to fiscal 2007 is mainly the result of a decrease in incentive and bonus expenses. The decrease in selling expenses in fiscal 2007 compared to fiscal 2006 was due to us decreasing our outside marketing service expense.

General and Administrative

General and administrative expenses “G&A” consist of employee related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. As a percent of sales G&A was 3.2%, 3.6%, and 3.5% in fiscal years 2008, 2007, and 2006, respectively.

Total G&A was $6.6 million, $7.4 million and $6.6 million in fiscal years 2008, 2007, and 2006, respectively. The increase in G&A in fiscal 2007 was the result of our having approximately $555,000 in bad debt expense in fiscal 2007, of which $536,000 was related to a customer filing bankruptcy during the year. G&A included a provision for bad debt of $122,000 in fiscal 2008 and $6,000 in fiscal 2006. In addition $460,000 and $120,000 of due diligence expenses, attorneys’ fees, and bank fees were expensed in fiscal 2007 and 2006, respectively, as we decided not to proceed with a potential acquisition.

Gain on Real Estate Held for Sale

During the fourth quarter of fiscal 2007, we sold our under-utilized Las Cruces, New Mexico facility. The total sales price for the facility and adjacent vacant land was $4.3 million. Sales proceeds were in the form of $2.8 million in cash and an additional $1.5 million note from the buyer. The cash received was for the purchase of the building and approximately 9 acres of land while the note was to pay for the adjacent 14 acres of additional land. The note was payable within 45 days of the flood plain designation being removed from the adjacent vacant land. Due to the contingent nature of the note, we recognized a $1.5 million gain on real estate held for the sale of the building and 9 acres of land in fiscal 2007 and deferred the gain on sale of the adjacent land. During the second quarter of fiscal 2008, the flood plain designation was removed on the adjacent 14 acres of land resulting in a gain on sale of real estate of $951,000, with the cash proceeds being received in January 2008.

Interest Expense

We had net interest expenses of $1.0 million, $1.4 million, and $1.1 million in fiscal years 2008, 2007, and 2006, respectively. Interest expense decreased in fiscal 2008 when compared to fiscal 2007 and 2006 as the average balance of the revolving line of credit was lower along with a decrease in variable interest rates. The Company does not currently use derivatives to hedge interest rate risk. Starting in 2006, we began to utilize short-term fixed LIBOR rates on portions of its revolving line of credit for short-term interest savings in anticipation of rate increases. We successfully negotiated a variable rate decrease on interest charged by our lender on our revolving line of credit and term debt during fiscal year 2007.

Income Tax Provision

We had an income tax provision of $261,000 in fiscal 2008 compared to a provision of $206,000 in fiscal 2007 and a $(5.0) million benefit in fiscal 2006. The tax provision in fiscal 2008 is primarily related to income taxes paid in China and Mexico. The income tax expense of fiscal 2007 primarily related to income taxes in the United States, which was primarily caused by a one-time repatriation of earnings from our Mexico subsidiaries. We applied certain tax credits to offset tax liabilities of our Mexican subsidiaries during calendar years 2006 and 2007. We expect to pay income taxes in calendar year 2008 due to recently enacted tax laws in Mexico. The large income tax benefit in 2006 related to reducing the valuation allowance on our net deferred tax asset in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. We have domestic tax net operating loss carryforwards (NOLs) of approximately $42.9 million at June 28, 2008. In accordance with SFAS No. 109, we assessed our recent operating levels and the sources of future taxable income to estimate a deferred tax asset. A valuation allowance against deferred tax assets is required if it is more likely than not that some of the deferred tax assets will not be realized. We have determined that the $10.8 million valuation allowance is appropriate at this time.

International Subsidiaries

We offer customers a complete global manufacturing solution. Our facilities provide our customers the opportunity to have their products manufactured in the facility that best serves specific cost, product manufacturing, and distribution needs. The locations of active foreign subsidiaries are as follows:

•	Key Tronic Juarez, SA de CV owns an SMT, assembly, and molding facility and two assembly and storage facilities in Juarez, Mexico. This subsidiary is primarily used to support our U.S. operations.

•	Key Tronic Reynosa, SA de CV leases manufacturing and warehouse facilities in Reynosa, Mexico. This subsidiary is used exclusively to manufacture products for one EMS customer.

•

Key Tronic Computer Peripherals (Shanghai) Co., Ltd. leases a facility with SMT and assembly capabilities in Shanghai, China, which began operations in 1999. Its primary function is to provide EMS services for export; however, it is also currently manufacturing certain electronic keyboards.

Foreign sales (based on location of customer) from our worldwide operations, including domestic exports, were $11.4 million in fiscal year 2008 compared to $18.5 million and $13.7 million in fiscal years 2007 and 2006, respectively. The decrease in fiscal year 2008 foreign sales is mainly related to a specific foreign customer program. Products and manufacturing services provided by our subsidiary operations are sold to customers directly by the parent company. Key Tronic Computer Peripherals (Shanghai) Co., Ltd., our subsidiary in Shanghai, China, had only minimal sales to customers in China during the past three fiscal years.

Capital Resources and Liquidity

Cash flows used by operating activities were $(718,000) in fiscal year 2008 compared to $(1.9) million used in operating activities in fiscal year 2007 and $(34,000) used in fiscal year 2006.

The decrease in cash used by operating activities in fiscal year 2008 from 2007 was primarily due to an increase in accounts payable. Accounts payable increased by $5.4 million during fiscal 2008, but it was more than offset by an increase of inventory of $5.6 million. The increase in accounts payable and inventory at the end of fiscal 2008 was related to our increasing inventory for new customers. In addition, trade receivables increased $5.6 million as the result of higher sales during our fourth quarter.

The increase in cash used by operating activities in fiscal year 2007 from 2006 was due primarily to a $7.1 million decrease in accounts payable offset in part by a decrease in inventory of $3.4 million. The decrease in accounts payable at the end of fiscal 2007 was related to decreasing inventory purchases and a change in vendors’ terms as certain new customer programs had new supply channels that required earlier payments. Even though the Company had $9.8 million in net income in fiscal 2006, $5.0 million was in the form of a non-cash deferred income tax benefit.

Cash used in investing activities includes capital expenditures and proceeds from the sale of property and equipment. Capital expenditures were $1.2 million, $3.1 million, and $1.6 million in fiscal years 2008, 2007, and 2006, respectively. Our capital expenditures are primarily for purchases of manufacturing assets to support our operations in Spokane Valley, Washington, Mexico and China. The increase in capital expenditures in fiscal 2007 was the result of purchasing a facility in Juarez to replace a leased manufacturing location. We have also continued to use a variety of operating leases to fund the purchase of manufacturing equipment.

Our primary financing activity in fiscal years 2008, 2007, and 2006 was borrowing and repayment under our financing agreement with CIT Group/Business Credit, Inc. (CIT). Our financing agreement with CIT provides a revolving credit facility of up to $25 million. The revolving loan is secured by our assets. The interest rate provisions allow for a variable rate based on either the prime rate or LIBOR rate. The agreement specifies four alternative levels of margin to be added to these base rates depending on compliance with certain financial covenants. The range of interest being paid to CIT on outstanding balances was 4.38% – 6.71% as of June 28, 2008. The financing agreement contained financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. All but one of the financial covenants, the fixed charge ratio, have been removed by subsequent amendments to the financing agreement. The revolving loan matures August 22, 2009, but we will likely renew the revolving loan prior to that date with CIT or another lender. As of June 28, 2008, we were in compliance with our remaining loan covenant. At June 28, 2008, the outstanding revolving loan balance was $12.3 million compared to $13.1 million at fiscal year end June 30, 2007. The loan balance decreased as we generated positive cash flow from operations. Based on eligible collateral, approximately $12.7 million was available for drawdown from the revolving line of credit as of June 28, 2008.

Contractual Obligations and Commitments

In the normal course of business, we enter into contracts which obligate us to make payments in the future.

The table below sets forth our significant future obligations by fiscal year:

Payments Due by Fiscal Year (in thousands)

	Total	2009	2010	2011	2012	2013
CIT revolving loan (1)	$12,348	$—	$12,348	$—	$—	$—
Capital and operating leases (2)	7,796	3,212	2,804	1,748	27	5
Purchase orders (3)

(1)

The terms of the CIT revolving loan are discussed in the consolidated financial statements at Note 4, “Long-Term Obligations”. Our current financing agreement with CIT terminates on August 22, 2009, at which time the unpaid balance of the revolving loan will become immediately payable. However, we will likely extend or replace our revolving loan agreement prior to that date. The amount payable on our revolving loan changes daily depending upon the amount of cash borrowed to support our operations and the amount of customer payments received. The amount presented does not include any interest payable. Under the terms of our agreement with CIT, customers’ payments are applied against the outstanding revolving loan balance as soon as the amounts clear through the banking system.

Under the terms of the revolving credit agreement, we must meet a fixed coverage ratio financial covenant. As of June 28, 2008 we were in compliance with our loan covenant. Breaching this covenant could have a material impact on our operations or financial condition.

(2)

We maintain vertically integrated manufacturing operations in Mexico and Shanghai, China. Such operations are heavily dependent upon technically superior manufacturing equipment including molding machines in various tonnages, SMT lines, clean rooms, and automated insertion and test equipment for the various products we are capable of producing.

In addition, we lease some of our administrative and manufacturing facilities. A complete discussion of properties can be found in Part 1, Item 2 at “Properties”. Leases have proven to be an acceptable method for us to acquire new or replacement equipment and to maintain facilities with a minimum impact on our short term cash flows for operations. Amounts presented above include interest and principal, if applicable.

(3)

As of June 28, 2008, we had open purchase order commitments for materials and other supplies of approximately $28.3 million. Included in the open purchase orders are various blanket orders for annual requirements. Actual needs under these blanket purchase orders fluctuate with our manufacturing levels. In addition, we have contracts with our customers that minimize our exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with our suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations.

In addition to the cash requirements presented above, we have various other accruals which are not included in the table above. We owe our suppliers approximately $29.5 million for accounts payable and shipments in transit at the end of the fiscal year. We generally pay our suppliers in a range from 30 to 120 days depending on terms offered. Quarterly payments to suppliers normally average between $30 and $35 million. These payments are financed by operating cash flows and our revolving line of credit.

We believe that internally generated cash flows, leasing facilities, and funds available under the revolving credit facility will satisfy cash requirements for a period in excess of 12 months and into the foreseeable future.

Critical Accounting Policies

Revenue Recognition: We recognize revenue when products are shipped and the sales revenue becomes realizable. Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, Revenue Recognition states that revenue generally is realized or realizable and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists.

•	Delivery has occurred or services have been rendered.

•	The seller’s price to the buyer is fixed or determinable.

•	Collectibility is reasonably assured.

We believe that we meet the above criteria for the following reasons:

•	Customer purchase orders confirming the price, shipping terms, and payment terms are required prior to shipment.

•	The terms of our sales are generally FOB shipping point, meaning that the customer takes ownership of the goods and assumes the risk of loss when the goods leave our premises.

•	The seller’s price to the buyer is fixed or determinable – as noted, we require a customer purchase order, which confirms the price, shipping and payment terms.

•

Collectibility is reasonably assured – the credit terms for customers are pre-established based on a review of the customers perceived ability to pay so that collection of the account can be reasonably assured.

Inactive, Obsolete and Surplus Inventory Reserve: We reserve for inventories that we deem inactive, obsolete or surplus. This reserve is calculated based upon the demand for the products that we produce. Demand is determined by expected sales or customer forecasts. If expected sales do not materialize, then we would have inventory in excess of our reserves and would have to charge the excess against future earnings. In the case where we have purchased material based upon a customer’s forecast, we are usually covered by lead-time assurance agreements with each customer. These contracts state that the financial liability for material purchased within agreed upon lead-time and based upon the customer’s forecasts, lies with the customer. If we purchase material outside the lead-time assurance agreement and the customer’s forecasts do not materialize or if we have no lead-time assurance agreement for a specific program, we would have the financial liability and would have to charge any excess obsolete inventory against earnings.

Allowance for Doubtful Accounts: We value our accounts receivable net of an allowance for doubtful accounts. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future and is disclosed in our consolidated balance sheets. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.

Accrued Warranty: An accrual is made for expected warranty costs, with the related expense recognized in cost of goods sold. We review the adequacy of this accrual quarterly based on historical analysis and anticipated product returns and rework costs. As we have made the transition from manufacturing primarily keyboards to primarily EMS products, our exposure to warranty claims has declined significantly. Our warranty period for keyboards is generally longer than that for EMS products. We only warrant materials and workmanship on EMS products, and we do not warrant design defects for EMS customers.

Income Taxes

We have domestic tax loss carryforwards of approximately $42.9 million and other future deductible temporary differences and tax credit carryforwards at June 28, 2008. In accordance with SFAS No. 109, we assess the sources of future taxable income, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. We have determined that a valuation allowance of $10.8 million on the total deferred tax asset is appropriate at this time. Our judgments regarding future use of deferred tax assets may change due to changes in market condition, changes in tax laws or other factors. If our assumptions and estimates change in the future the valuation allowance will be adjusted accordingly and any resulting increase or decrease will result in an additional income tax expense or benefit.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangibles, we record intangible assets that are acquired individually or with a group of other assets in the financial statements at acquisition. We test goodwill for impairment annually as required by SFAS 142. We adopted SFAS No. 142 on June 30, 2002, and completed our impairment test during the second quarters of each of the subsequent fiscal years. The tests did not indicate an impairment of our stated goodwill of $765,000.

Derivatives

We have adopted SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended. In accordance with these standards all derivative instruments are recorded on the balance sheet at their respective fair values. Generally, if a derivative instrument is specifically designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. We had no derivatives at the end of fiscal year 2008.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, Business Combinations. SFAS No. 141R states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will affect how we account for future business acquisitions beginning in fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 requires a company to clearly identify and present ownership interest in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not anticipate a material effect of adopting SFAS No. 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not anticipate a material effect of adopting SFAS No. 161 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our debt is secured by substantially all of our assets. The interest rates applicable to our revolving loan fluctuate with the JP Morgan Chase Bank prime rate and LIBOR rates. We do not currently enter into derivative transactions or leveraged swap agreements.

Although we have international operations, the functional currency for all subsidiaries is the U.S. dollar. We import raw materials that are used in our manufacturing operations. The majority of our purchases is denominated in U.S. dollars and is paid under normal trade terms. In July 2006, we began to periodically hedge our foreign currency exposure in Mexico by utilizing weekly forward contracts to cover local payroll costs paid in Mexican pesos. There were no hedges outstanding as of June 28, 2008.

The table below presents principal amounts of debt outstanding at June 28, 2008 and related weighted average variable rates by fiscal year of maturity. The weighted average variable interest rate is estimated based on current rates as of June 28, 2008. These forward rates have been increased by current levels of margins based on the financing agreement with CIT. Our long term debt could increase or decrease depending upon cash needs over the period of time that the financing agreement remains in place with CIT. The JP Morgan Chase Bank prime rate and LIBOR will fluctuate with the market and could go up or down depending on market conditions.

	Fiscal Years						Fair Value June 28, 2008
(In thousands)	2009	2010	2011	2012	2013	Total
Long term debt:
Secured revolving debt	$—	$12,348	$—	$—	$—	$12,348	$12,348
Average interest rate	—	5.39%	—	—	—	5.39%	—

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Key Tronic Corporation

Spokane Valley, Washington

We have audited the accompanying consolidated balance sheets of Key Tronic Corporation and subsidiaries (the Company) as of June 28, 2008 and June 30, 2007, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended June 28, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Tronic Corporation and subsidiaries at June 28, 2008 and June 30, 2007, and the results of its operations and its cash flows for each of the three years in the period ended June 28, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Spokane, Washington

September 12, 2008

KEY TRONIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)	June 28, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,879	$3,386
Trade receivables, less allowance for doubtful accounts of $110 and $20	36,018	30,383
Inventories	37,927	32,346
Other	4,893	6,532

Total current assets	81,717	72,647

Property, plant and equipment, net	10,798	11,248
Other assets:
Restricted cash	39	509
Deferred income tax assets	4,210	3,500
Other, net of accumulated amortization of $111 and $98	815	719
Goodwill	765	765

Total assets	$98,344	$89,388

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,497	$24,104
Accrued compensation and vacation	4,388	3,713
Current portion of other long-term obligations	470	344
Other	1,667	3,264

Total current liabilities	36,022	31,425

Long-term liabilities:
Revolving loan	12,348	13,081
Other long-term obligations	893	1,638

Total long-term liabilities	13,241	14,719

Commitments and contingencies (Notes 4 and 8)
Shareholders’ equity
Common stock, no par value, authorized 25,000 shares; issued and outstanding 10,024 and 9,921 shares, respectively	39,301	39,048
Retained earnings	9,780	4,196

Total shareholders’ equity	49,081	43,244

Total liabilities and shareholders’ equity	$98,344	$89,388

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)	June 28, 2008	Years Ended June 30, 2007	July 1, 2006
Net sales	$204,122	$201,712	$187,699
Cost of sales	187,302	184,042	170,395

Gross margin	16,820	17,670	17,304

Operating expenses (income):
Research, development and engineering	2,676	3,162	2,762
Selling	1,650	1,776	2,111
General and administrative	6,611	7,387	6,570
Gain on sale of real estate	(951)	(1,465)	—

Total operating expense	9,986	10,860	11,443

Operating income	6,834	6,810	5,861

Interest expense, net	989	1,374	1,108

Income before income taxes	5,845	5,436	4,753

Income tax provision (benefit)	261	206	(5,000)

Net income	$5,584	$5,230	$9,753

Earnings per share:
Earnings per common share – basic	$0.56	$0.53	$1.00
Weighted average shares outstanding – basic	9,997	9,898	9,707

Earnings per common share – diluted	$0.54	$0.51	$0.97
Weighted average shares outstanding – diluted	10,267	10,342	10,070

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings (Accumulated Deficit)	Total
(In thousands)	Shares	Amount
Balances, July 2, 2005	9,694	$38,426	$(10,787)	$27,639
Stock based compensation	—	40	—	40
Exercise of stock options	56	116	—	116
Net income – 2006	—	—	9,753	9,753

Balances, July 1, 2006	9,750	38,582	(1,034)	37,548

Stock based compensation	—	6	—	6
Exercise of stock options	171	460	—	460

Net income – 2007	—	—	5,230	5,230

Balances, June 30, 2007	9,921	39,048	4,196	43,244

Exercise of stock options	103	253	—	253
Net income – 2008	—	—	5,584	5,584

Balances, June 28, 2008	10,024	$39,301	$9,780	$49,081

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	June 28, 2008	Years Ended June 30, 2007	July 1, 2006
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$5,584	$5,230	$9,753
Adjustments to reconcile net income to cash (used) by operating activities:
Depreciation and amortization	1,768	1,814	1,890
Accretion of deferred gain on sale of building	(78)	(78)	(78)
Provision for obsolete inventory	159	544	361
Provision for doubtful receivables	122	555	6
Provision for (recovery of) warranty	196	31	(10)
Gain on sale of assets	(949)	(1,463)	(101)
Stock based compensation expense	—	6	40
Deferred income tax benefit	—	—	(5,000)
Changes in operating assets and liabilities:
Trade receivables	(5,757)	(1,935)	(4,818)
Inventories	(5,740)	3,448	(6,987)
Other assets	(742)	(1,557)	1,084
Accounts payable	5,393	(7,124)	5,753
Accrued compensation and vacation	675	(764)	(764)
Litigation payable	—	—	(812)
Other liabilities	(1,349)	(564)	(351)

Cash used by operating activities	(718)	(1,857)	(34)

Cash flows from investing activities:
Purchase of property and equipment	(1,180)	(3,137)	(1,638)
Proceeds from sale of property and equipment	1,485	2,691	140

Cash provided (used) by investing activities	305	(446)	(1,498)

Cash flows from financing activities:
Payment of financing costs	(50)	(50)	(50)
Proceeds from exercise of stock options	253	460	116
Proceeds from long-term debt	215	499	—
Repayment of long-term debt	(249)	(1,025)	(510)
Borrowing under revolving credit agreement	204,940	213,266	202,168
Repayment of revolving credit agreement	(205,673)	(210,254)	(199,511)
Decrease in restricted cash	470	365	284

Cash provided (used) by financing activities	(94)	3,261	2,497

Increase (decrease) in cash and cash equivalents	(507)	958	965

Cash and cash equivalents, beginning of year	3,386	2,428	1,463

Cash and cash equivalents, end of year	$2,879	$3,386	$2,428

Supplemental cash flow information:
Interest payments	$1,013	$1,303	$1,100
Income tax payments, net of refunds	$301	$258	$194

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Business

Key Tronic Corporation and subsidiaries (the Company) is engaged in electronic manufacturing services (EMS) for original equipment manufacturers (OEMs), and also manufactures keyboards and other input devices. The Company is headquarterd in Spokane Valley, Washington and has manufacturing operations in Spokane Valley; Juarez and Reynosa, Mexico; and Shanghai, China.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries in Mexico, China and the former operating subsidiary in Ireland. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful receivables, the provision for obsolete and non-saleable inventories, the valuation allowances on deferred tax assets, valuation of goodwill, impairment of long-lived assets, medical self insurance liability, long-term incentive compensation accrual and the provision for warranty costs. Due to uncertainties with respect to the assumptions and estimates actual results could differ from those estimates.

Cash Equivalents

The Company considers investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company has restricted cash amounts in the Company’s bank account that cannot be used for any other purpose than to pay down the Company’s long term revolving line of credit.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable and records an allowance for doubtful accounts, which reduces the receivables to an amount that management reasonably estimates will be collected. A specific allowance is recorded against receivables considered to be impaired based on the Company’s knowledge of the financial condition of the customer. In determining the amount of the allowance, the Company considers several factors including the aging of the receivables, the current business environment, and historical experience. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Self-funded Insurance

The Company self-funds its domestic employee health plan. The Company contracted with a separate administrative service company to supervise and administer the program and act as its representative. The Company also insures for claims exceeding $65,000 and if the aggregate annual claims amount to more than 125% of expected claims for the plan year. The Company estimates its exposure for claims incurred but not paid at the end of each reporting period and uses historical information supplied by the Company’s insurance carrier and broker to estimate its liability for these claims. This liability is subject to a total limitation that varies based on employee enrollment and factors that are established at each annual contract renewal. Actual claims experience may differ from the Company’s estimates.

Revenue Recognition

Sales revenue from manufacturing is recognized upon shipment of the manufactured product per contractual terms. Upon shipment, title transfers and the customer assumes risks and rewards of ownership of the product. Unless specifically stated in contractual terms, there are no formal customer acceptance requirements or further obligations related to the manufacturing services; if any such requirements exist, then sales revenue is recognized at the time when such requirements are completed and such obligations are fulfilled. Revenue is recorded net of estimated returns of manufactured product based on management’s analysis of historical returns.

Revenues and associated costs from engineering design and development services, which are performed under contract of short term durations, are recognized only after the completed performance of the service. Revenue from engineering design and development services represented approximately three percent of total revenue in fiscal year 2008 and two percent in fiscal year 2007 and 2006.

Shipping and Handling Fees

The Company classifies costs associated with shipping and handling fees as a component of cost of goods sold. Customer billings related to shipping and handling fees are reported as revenue.

Research, Development and Engineering

Research, development and engineering expenses include unreimbursed EMS costs as well as design and engineering costs associated with the production of EMS programs. Such costs are charged to expense as incurred.

Income Taxes

The Company accounts for income taxes in accordance with provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under the asset and liability method prescribed by SFAS No. 109, deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. Tax credits are accounted for as a reduction of income taxes in the year the credit is utilized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

Management has no future intent to repatriate remaining undistributed earnings of its foreign subsidiaries. Therefore, the determination of the unrecognized deferred tax liability on foreign subsidiary undistributed earnings is not practicable.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method. The computation assumes the proceeds from the exercise of stock options were used to repurchase common shares at the average market price during the period. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of common stock equivalent shares that would have an anti-dilutive effect on earnings per share.

Foreign Currency Transactions

The functional currency of the Company’s subsidiaries in Mexico, China and its former operating subsidiary in Ireland is the U.S. dollar. Realized foreign currency transaction gains and losses are included in general and administrative expenses.

Fair Value of Financial Instruments

The carrying values of financial instruments reflected on the balance sheets at June 28, 2008 and June 30, 2007, reasonably approximate their fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is estimated to be $12.8 million and $13.6 million, respectively, as of June 28, 2008 and June 30, 2007, which approximates the carrying values.

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

The Company adopted SFAS No. 123R using the modified prospective method. Under this transition method, compensation cost recognized in fiscal year 2006 of $40,000 includes the cost for all share-based awards granted prior to, but not yet vested as of July 3, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated. The Company has not granted any stock options since fiscal 2005. As of June 28, 2008, there were no unrecognized compensation costs related to remaining unvested stock options.

Goodwill

The Company records intangible assets that are acquired individually or with a group of other assets in the financial statements at acquisition. Goodwill is tested for impairment at least annually at the end of the Company’s fiscal second quarter, or as circumstances dictate per SFAS 142. These tests have not indicated an impairment of the Company’s stated goodwill of $765,000.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, Business Combinations. SFAS No. 141R states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will affect how the Company accounts for future business combinations beginning in fiscal year 2010.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

Fiscal Year

The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2008, 2007, and 2006 ended on June 28, 2008, June 30, 2007, and July 1, 2006, respectively. Fiscal year 2009 will end on June 27, 2009. Fiscal 2008, 2007 and 2006 were 52 week years.

2.	INVENTORIES

Components of inventories were as follows:

	June 28, 2008	June 30, 2007
	(in thousands)
Finished goods	$8,915	$6,757
Work-in-process	3,521	3,486
Raw materials	25,727	22,314
Reserve for obsolescence	(236)	(211)

	$37,927	$32,346

3.	PROPERTY, PLANT AND EQUIPMENT

	Life	June 28, 2008	June 30, 2007
	(in years)	(in thousands)
Land	—	$970	$970
Buildings and improvements	3 to 30	13,096	13,045
Equipment	1 to 10	32,709	38,945
Furniture and fixtures	3 to 5	1,722	5,050

		48,497	58,010
Accumulated depreciation		(37,699)	(46,762)

		$10,798	$11,248

During the fourth quarter of fiscal 2007, the Company sold its under-utilized Las Cruces, New Mexico facility. The total sales price for the facility and adjacent vacant land was $4.3 million. Sales proceeds were in the form of $2.8 million in cash and an additional $1.5 million note from the buyer. The cash received was for the purchase of the building and approximately 9 acres of land while the note was to pay for the adjacent 14 acres of additional land. The note was payable within 45 days of the flood plain designation being removed from the adjacent vacant land. Due to the contingent nature of the note, the Company recognized a $1.5 million gain on real estate held for the sale of the building and 9 acres of land in fiscal 2007 and deferred the gain on sale of the adjacent land. During the second quarter of fiscal 2008, the flood plain designation was removed on the adjacent 14 acres of land resulting in the recognition of a gain on sale of real estate of $951,000 with the cash proceeds being received in January 2008.

In December 2000, the Company sold its headquarters building, located in Spokane, Washington. In conjunction with the sale, the Company entered into a ten year leaseback agreement for a portion of the building. The gain on the sale of the building was deferred under other long-term obligations and is amortized to offset lease expenses over the remaining lease term, which expires in December 2010.

4.	LONG-TERM DEBT

The Company has entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $25 million secured by the assets of the Company. The interest rate provisions allow for a variable rate based on either the prime rate or a set LIBOR rate on specific short term traunches. The agreement specifies four alternative levels of margin to be added to these base rates depending on achieving a defined financial ratio. The range of interest being paid to CIT on outstanding balances was 4.38% - 6.71% as of June 28, 2008 and 6.83% - 8.25% as of June 30, 2007. The decrease in interest rates was a result of lower published prime and LIBOR rates.

The Company negotiated a decrease in the level of margin added in a loan agreement amendment signed in August 2006. The agreement contains financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. All but one of the financial covenants, the minimum fixed charge ratio, have been removed by subsequent amendments to the financing agreement as of August 2006. The revolving loan matures August 22, 2009, but the Company plans to renew the revolving loan prior to that date with CIT or another lender. As of June 28, 2008, the Company was in compliance with the remaining financial covenant. At June 28, 2008, the outstanding revolving loan balance was $12.3 million compared to $13.1 million at fiscal year end June 30, 2007. Based on eligible collateral, approximately $12.7 million was available to draw from the revolving line of credit as of June 28, 2008.

5.	INCOME TAXES

Income tax expense (benefit) consists of the following:

	June 28, 2008	Year Ended June 30, 2007	July 1, 2006
	(in thousands)
Current income tax expense (benefit):
United States	$45	$154	$—
Foreign	216	52	—

	261	206	—

Deferred income tax expense:
United States	—	—	(5,000)
Foreign	—	—	—

	—	—	(5,000)

Total income tax expense (benefit)	$261	$206	$(5,000)

The Company had an income tax provision of $261,000 in fiscal year 2008 compared to a provision of $206,000 in fiscal year 2007 and a $(5.0) million benefit in fiscal year 2006. The tax provision in fiscal 2008 is primarily related to income taxes in China and Mexico. The income tax provision in 2007 was primarily related to income taxes in the United States which was caused by a one-time repatriation of earnings from our Mexico operations.

In addition to its domestic operations, the Company has subsidiaries in Mexico and China. The Company is currently applying certain tax credits to offset the income tax liabilities of its Mexican subsidiaries. However, as of January 1, 2008, the Company is subject to a recently enacted Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The effect of IETU and an associated presidential decree on fiscal 2008 has been included in the effective tax rate as of June 28, 2008 and was approximately $60,000. The Company continues to pay income tax in China.

The income tax benefit in 2006 related to the Company reducing the valuation allowance on its net deferred tax asset in accordance with SFAS No. 109. The Company has domestic tax net operating loss carryforwards (NOLs) of approximately $42.9 million at June 28, 2008. In accordance with SFAS No. 109, management assessed the Company’s recent operating levels and the sources of future taxable income to estimate a valuation allowance. A valuation allowance against deferred tax assets is required if it is more likely than not that some of the deferred tax assets will not be realized. Management has determined that the $10.8 million valuation allowance is appropriate.

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

FASB Interpretation No. 48 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. If interest or penalties are assessed, the Company would recognize these charges as income tax expense. Upon adoption of FIN 48 and subsequently, the Company determined that no adjustments were necessary in implementing FIN 48. Unrecognized tax benefits are not anticipated to increase or decrease over the next 12 months.

The Company’s effective tax rate differs from the federal tax rate as follows:

	June 28, 2008	Year Ended June 30, 2007	July 1, 2006
	(in thousands)
Federal income tax expense at statutory rates	$1,987	$1,848	$1,616
Effect of foreign vs. domestic taxes	(899)	(636)	(550)
Expired NOLs	977	447	1,176
Repatriation of accumulated foreign subsidiary income	—	2,048	—
Other	158	194	8
Change in valuation allowance	(1,962)	(3,695)	(7,250)

Income tax provision (benefit)	$261	$206	$(5,000)

The domestic and foreign components of income before income taxes were:

	June 28, 2008	Year Ended June 30, 2007	July 1, 2006
	(in thousands)
Domestic	$2,710	$3,420	$3,181
Foreign	3,135	2,016	1,572

Income before income taxes	$5,845	$5,436	$4,753

Deferred income taxes result from temporary differences in the timing of recognition of revenue and expenses. Deferred income tax assets and liabilities consist of the following at:

	June 28, 2008	June 30, 2007
	(in thousands)
Inventory	$621	$533
Vacation accrual	329	312
Other	229	218
Net operating loss carryforwards	1,020	1,700

Current deferred income tax assets	2,199	2,763
Current portion of valuation allowance	(1,409)	(1,263)

Current deferred income tax assets, net of valuation allowance	$790	$1,500

Depreciation and amortization	$(1,009)	$(966)
State deferred taxes	377	414
Net operating loss carryforwards	13,581	14,595
Tax credit carryforwards	389	515
Other	256	434

Noncurrent deferred income tax assets	13,594	14,992
Valuation allowance, net of current portion	(9,384)	(11,492)

Noncurrent deferred income tax assets, net of valuation allowance	$4,210	$3,500

Total deferred income tax assets	$5,000	$5,000

At June 28, 2008, the Company had NOLs of approximately $42.9 million. The remaining net operating loss carryforwards expire in varying amounts through 2025. Utilization of NOLs would be limited in the event the Company’s ownership changes more than 50% in a three-year period. The Company also has general business credits and alternative minimum tax credits approximating $114,000 and $368,000, respectively. The general business credits expire in varying amounts through fiscal year 2009. The alternative minimum tax credits do not expire.

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

	June 28, 2008	Years Ended June 30, 2007	July 1, 2006
Total weighted average shares – basic	9,997,431	9,898,009	9,707,020
Effect of dilutive common stock options	269,480	444,457	362,871

Total weighted average shares – diluted	10,266,911	10,342,466	10,069,891

Antidilutive options not included in diluted earnings per share	515,550	397,750	896,800

7.	STOCK OPTION AND BENEFIT PLANS

The Company has an executive stock option plans for certain key employees. Options under this plan vest over one to three years and become exercisable as they vest. Options under the plan become exercisable in full immediately prior to the occurrence of a “Change in Control” as defined in the plan documents. The Company has reserved 2,795,000 shares for issuance under this plan. As of June 28, 2008, 1,078,875 options were outstanding all of which were exercisable. There are 68,500 shares available for future grant under the plan. These options expire five to ten years from the date of vesting.

The Company also has a stock option plan for “Nonemployee Directors.” Options under this plan vested over a three-year period and are exercisable. The Company reserved 300,000 shares for issuance under this plan. As of June 28, 2008, 189,500 options were outstanding. The plan has terminated and no more options can be granted under this plan. Outstanding options expire five to ten years from the date of vesting.

Compensation expense for vested options totaled approximately $6,000 in fiscal 2007 and $40,000 in fiscal year 2006. There was no compensation expense incurred in conjunction with options vesting in fiscal year 2008.

The following table summarizes option activity of both plans from June 30, 2007 through June 28, 2008:

	Shares Available For Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at June 30, 2007	68,500	1,650,838		$4.08
Options canceled and expired	—	(279,200)		$6.96
Options exercised	—	(103,263)	226	$2.45

Balance at June 28, 2008	68,500	1,268,375	$755	$3.58	1.9

Exercisable at June 28, 2008		1,268,375	$755	$3.58	1.9

The following is a summary of plan activity:

	Price Range	Number Of Options	Weighted Average Exercise Price
Outstanding, July 2, 2005	$1.15 to $16.25	1,985,650	$4.22

Granted during 2006	$1.15 to $ 2.81	(56,500)	$2.04
Canceled	$5.03 to $ 5.63	(3,700)	$5.14

Outstanding, July 1, 2006	$1.15 to $16.25	1,925,450	$4.28

Exercised during 2007	$1.20 to $ 3.94	(170,632)	$2.70
Canceled	$3.40 to $16.25	(103,980)	$10.08

Outstanding June 30, 2007	$1.15 to $16.25	1,650,838	$4.08

Exercised during 2008	$1.20 to $4.19	(103,263)	$2.45
Canceled	$2.75 to $16.25	(279,200)	$6.96

Outstanding, June 28, 2008	$1.15 to $6.50	1,268,375	$3.58

Additional information regarding options outstanding as of June 28, 2008, is as follows:

		Options Outstanding Weighted Avg. Remaining Contractual Life (yrs.)	Options Exercisable
Range of Exercise Prices	Number Outstanding		Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$1.15 - 1.73	82,500	1.9	$1.16	82,500	$1.16
1.74 - 2.60	90,000	2.0	2.09	90,000	2.09
2.61 - 3.92	580,325	2.4	2.80	580,325	2.80
3.93 - 5.89	475,550	1.2	4.98	475,550	4.98
5.90 - 6.50	40,000	2.5	6.50	40,000	6.50

$1.15 - 6.50	1,268,375	1.9	$3.58	1,268,375	$3.58

The Company also has a defined contribution plan (401(k)) available to U.S. employees who have attained age 21. The Company contributes an amount equal to 100% of the employee’s contribution on the first 3% of the employee’s compensation and an additional 50% of the employee’s contribution on the following 2% of the employee’s compensation. Company contributions to the plan were $416,000, $427,000, and $418,000 in fiscal years 2008, 2007 and 2006, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Leases: As of June 28, 2008, the Company had $740,000 of property and equipment financed under capital leases. The related accumulated depreciation for these capital leases amounted to $193,000 as of June 28, 2008. The Company also has operating leases for certain equipment and production facilities, which expire at various dates during the next five years. Future minimum payments under non-cancelable operating and capital leases with initial or remaining terms of one year or more at June 28, 2008, are summarized as follows (in thousands):

Fiscal Years Ending	Operating Leases	Capital Leases
2009	$2,899	$313
2010	2,609	195
2011	1,748	—
2012	27	—
2013	5	—

Total minimum lease payments	$7,288	508

Amount representing interest		(35)

Present value of lease payments		473
Current portion		313

Capital lease obligations, net of current portion		$160

Rental expenses under operating leases were approximately $3.7 million, $4.4 million, and $4.3 million in 2008, 2007, and 2006, respectively.

Warranty Costs: The Company provides warranties on certain product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities.

If actual return rates and/or repair and replacement costs differ significantly from estimates, adjustments to recognize additional cost of sales may be required in future periods.

Components of the reserve for warranty costs during 2008, 2007 and 2006 were as follows:

Balance at July 2, 2005	$245,855
Recovery	(9,900)
Warranty costs incurred	(145,955)

Balance at July 1, 2006	90,000
Additions	30,680
Warranty costs incurred	(80,680)

Balance at June 30, 2007	40,000
Additions	196,200
Warranty costs incurred	(69,085)

Balance at June 28, 2008	$167,115

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

Products and Services

Of the revenues for the years ended June 28, 2008, June 30, 2007, and July 1, 2006, EMS sales were $198.3 million, $196.1 million, and $180.4 million, respectively. Keyboard sales for the years ended June 28, 2008, June 30, 2007, and July 1, 2006 were $5.8 million, $5.6 million, and $7.3 million, respectively.

Geographic Areas

Net sales and long-lived assets (property, plant, and equipment) by geographic area as of and for the years ended June 28, 2008, June 30, 2007, and July 1, 2006 are summarized in the following table. Net sales set forth below are based on the shipping destination.

	Domestic (U.S.)	Foreign	Total
	(in thousands)
2008
Net sales	$192,748	$11,374	$204,122
Long-lived assets	$3,936	$6,862	$10,798
2007
Net sales	$183,261	$18,451	$201,712
Long-lived assets	$5,433	$5,815	$11,248
2006
Net sales	$173,978	$13,721	$187,699
Long-lived assets	$3,489	$6,318	$9,807

For the year ended June 28, 2008, 65.8% of the Company’s foreign net sales were to customers in Switzerland, 11.7% were to Canada, 10.2 % were to Asia, and the remaining 12.3% were spread among customers in other parts of Europe and Australia.

For the year ended June 30, 2007, 43.4% of the Company’s foreign net sales were to customers in Switzerland, 9.2% were to Canada, 46.3% were to Asia, and the remaining 1.1% were spread among customers in other parts of Europe and Australia.

For the year ended July 1, 2006, 56.3% of the Company’s foreign net sales were to customers in Switzerland, 23.8% were to customers in Asia, 13.2% were to Canada, and the remaining 6.7% were spread among customers in other parts of Europe and Australia.

Significant Customers

The percentage of net sales to customers representing 10 percent or more of total net sales were as follows:

	Fiscal Year
	2008	2007	2006
Customer A	18%	17%	18%
Customer B	18%	22%	20%
Customer C	15%	18%	17%

Accounts receivable related to these customers represented approximately 14%, 6%, and 17%, respectively, of the Company’s total accounts receivable balance as of June 28, 2008. An additional customer’s accounts receivable also accounted for 10% of the Company’s total accounts receivable as of June 28, 2008.

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

10.	QUARTERLY FINANCIAL DATA

(Unaudited)

	Year Ended June 28, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$44,550	$50,824	$51,461	$57,287
Gross profit	3,062	3,507	4,227	6,024
Income before income taxes	218	1,704	1,213	2,710
Net income	183	1,636	1,167	2,598
Earnings per common share-basic	$0.02	$0.16	$0.12	$0.26
Earnings per common share-diluted	$0.02	$0.16	$0.11	$0.25
Weighted average shares outstanding
Basic	9,928	10,013	10,024	10,024
Diluted	10,328	10,341	10,207	10,187

	Year Ended June 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$55,512	$49,829	$47,212	$49,159
Gross profit	5,294	4,201	3,720	4,455
Income before income taxes	1,484	366	723	2,863
Net income	1,419	345	742	2,724
Earnings per common share-basic	$0.14	$0.03	$0.07	$0.27
Earnings per common share-diluted	$0.14	$0.03	$0.07	$0.26
Weighted average shares outstanding
Basic	9,842	9,915	9,915	9,920
Diluted	10,458	10,390	10,272	10,302

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A(T):	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of June 28, 2008, the Company’s disclosure controls and procedures are effective based on that criteria.

Management’s Report on Internal Control over Financial Reporting

Our management has the responsibility to establish and maintain adequate internal controls over our financial reporting, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Our internal controls are designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our external financial statements in accordance with generally accepted accounting principles (GAAP).

Due to inherent limitations of any internal control system, management acknowledges that there are limitations as to the effectiveness of internal controls over financial reporting and therefore recognize that only reasonable assurance can be gained from any internal control system. Accordingly, our internal control system may not detect or prevent material misstatements in our financial statements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 28, 2008. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of June 28, 2008, the Company’s internal control over financial reporting is effective based on that criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during our fourth fiscal quarter ended June 28, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

Item 9B:	OTHER INFORMATION

None

PART III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information on the nominees for election as Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

Executive Officers of the Registrant

This information is included in a separate item captioned “Executive Officers of the Registrant” in Part 1 of this report pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Compliance with Section 16(a) of the Exchange Act:

Incorporated by reference to Key Tronic Corporation’s 2008 Proxy Statement to Shareholders.

Code of Conduct

The Board of Directors has adopted a written Code of Conduct which applies to its directors and employees, including its executive officers. The Code of Conduct is available on the Company’s website at www.keytronic.com. The Company intends to disclose on its website any amendments to or waivers of the Code of Conduct.

Item 11:	EXECUTIVE COMPENSATION

Information appearing under the caption “Executive Compensation” in the Company’s 2008 Proxy Statement is incorporated herein by this reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of June 28, 2008.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,078,875	$3.83	0
Equity compensation plans not approved by security holders(1)	189,500	$2.18	68,500

Total	1,268,375	$3.58	68,500

(1)	Consists of the Key Tronic Corporation 2000 Employee Stock Option Plan

Information under the caption “Beneficial Ownership of Securities” in the Company’s 2008 Proxy Statement is incorporated herein by this reference.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under the caption “Related Person Transactions”, “Compensation Committee Interlocks and Insider Participation” and “Directors’ Independence” in the Company’s 2008 Proxy Statement is incorporated herein by this reference.

Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Principal Accountant Fees and Services” in the Company’s 2008 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. FINANCIAL STATEMENTS

Page in Form 10-K
FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	23
Consolidated Balance Sheets, as of June 28, 2008, and June 30, 2007	24
Consolidated Statements of Earnings for the years ended June 28, 2008, June 30, 2007, and July 1, 2006	25
Consolidated Statements of Shareholders’ Equity for the years ended June 28, 2008, June 30, 2007, and July 1, 2006	26
Consolidated Statements of Cash Flows for the years ended June 28, 2008, June 30, 2007, and July 1, 2006	27
Notes to Consolidated Financial Statements	28 -38

2. SCHEDULES

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	23
II. Consolidated Valuation and Qualifying Accounts	44

Other schedules are omitted because of the absence of conditions under which they are required, or because required information is given in the financial statements or notes thereto.

3.	EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to the Exhibits to the Company’s form 10-K for the year ended June 30, 1986

3.2	Bylaws, as amended, incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 30, 1986

10.1*	Executive Stock Option Plan, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended June 30, 1986

10.2*	Amended and Restated 1990 Stock Option Plan for Non-Employee Directors, as amended, incorporated by reference to the Company’s 1997 Proxy Statement (dated October 10, 1997), pages 14-17

10.3*	1995 Executive Stock Option Plan, incorporated by reference to the Company’s 1995 Proxy Statement, pages 19-22

10.4*	2000 Employee Stock Option Plan, incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.5*	Officers’ Employment Contracts, incorporated by reference to the Company’s 1998 Proxy Statement, pages 10 and 11

10.6*	Employment Contract with Michael D. Chard, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended July 1, 2000

10.7*	Addenda to Officers’ Employment Contracts, incorporated by reference to Exhibits to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.8*	Description of Retention Bonus Plan, incorporated by reference to the Exhibits to the Company’s 10-Q for the quarter ended December 28, 2002

10.9*	Addenda to Officers’ Employment Contracts, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended June 29, 2002

10.10	Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended September 29, 2001

10.11	First and Second Amendments to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 29, 2002

10.12	Third Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended December 29, 2002

10.13	Fourth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 28, 2003

10.14	Fifth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended December 27, 2003

10.15	Sixth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended April 3, 2004

10.16	Seventh Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended July 3, 2004

10.17	Eighth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s From 10-K for the year ended July 3, 2004

10.18	Ninth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended October 2, 2004

10.19	Tenth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibit to the Company’s Form 8-K filed April 4, 2005

10.20	Promise to execute a Purchase and Sale Agreement with Key Safety Systems de Mexico, S.A. de C.V., incorporated by reference to the Exhibit to the Company’s Form 8-K filed April 26, 2005

10.21	Summary of material terms and conditions of the Purchase and Sale Agreement with Key Safety Systems de Mexico, S.A. de C.V., incorporated by reference to the Exhibit to the Company’s Form 8-K filed June 6, 2005

10.22*	Summary of Key Tronic Corporation Incentive Compensation Plan, incorporated by reference to Exhibit 10.23* the Company’s Form 10-K for the year ended July 2, 2005

10.23*	Employment Contract between Key Tronic Corporation and George Robert Alford, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 26, 2006

10.24*	Summary of Incentive Compensation Plan Performance goals and Target Payments for fiscal year 2007, incorporated by reference to the Company’s Form 8-K filed July 28, 2006

10.25*	Summary of Fiscal Years 2007 – 2009 Long Term Incentive Plan Performance Measures and Awards, incorporated by reference to the Company’s From 8-K filed July 28, 2006

10.26*	Summary of Key Tronic Corporation Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 27, 2005

10.27	Twelfth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibit to the Company’s Form 8-K filed September 7, 2006

10.28	Summary of material terms and conditions of the Purchase and Sale Agreement with Todenko Mexico S.A. de C.V., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 12, 2006

10.29	Summary of material terms and conditions of the Purchase and Sale Agreement with Todenko Mexico S.A. de C.V., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 20, 2006

10.30	Summary of material terms and conditions of the Sale and Purchase Agreement with Adevco Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 5, 2007

10.31	Summary of Second Amendment to Agreement of Sale and Purchase Agreement with Adevco Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 11, 2007

10.32*	Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2008 and Fiscal Years 2008-2010 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 27, 2007

10.33*	Summary of Incentive Compensation Plan Performance Goals and Target payments for Fiscal Year 2009 and Fiscal Years 2009 – 2011 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 24, 2008

21.	Subsidiaries of Registrant, submitted herewith

23.1	Consent of Independent Registered Public Accounting Firm, submitted herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, submitted herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, submitted herewith

32.1	Section 1350 Certification of Chief Executive Officer, submitted herewith

32.2	Section 1350 Certification of Chief Financial Officer, submitted herewith

*	Management contract or compensatory plan or arrangement

PART IV

SCHEDULE II

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

FISCAL YEARS ENDED JUNE 28, 2008, JUNE 30, 2007, AND

JULY 1, 2006

	2008	2007	2006
	(in thousands)
Allowance for Obsolete Inventory
Balance at beginning of year	$211	$1,669	$3,165
Provisions	159	544	361
Dispositions	(134)	(2,002)	(1,857)

Balance at end of year	$236	$211	$1,669

Allowance for Doubtful Accounts
Balance at beginning of year	$20	$0	$158
Provisions	122	555	6
Write-offs	(32)	(535)	(164)

Balance at end of year	$110	$20	$0

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 12, 2008

KEY TRONIC CORPORATION

By:	/s/ Jack W. Oehlke
Jack W. Oehlke, Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Jack W. Oehlke	September 12, 2008
Jack W. Oehlke	Date
(Director, President and Chief Executive Officer)

/s/ Ronald F. Klawitter	September 12, 2008
Ronald F. Klawitter	Date
(Principal Financial Officer)

/s/ James R. Bean	September 12, 2008
James R. Bean	Date
(Director)

/s/ Dale F. Pilz	September 12, 2008
Dale F. Pilz	Date
(Director, Chairman of the Board)

/s/ Yacov A. Shamash	September 12, 2008
Yacov A. Shamash	Date
(Director)

/s/ Patrick Sweeney	September 12, 2008
Patrick Sweeney	Date
(Director)