Form 10-Q
period 2008-09-27
KEY TRONIC CORP
filed 2008-11-10
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 27, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At October 24, 2008, 10,065,974 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

*	Items are not applicable

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 27, 2008	June 28, 2008
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$2,772	$2,879
Trade receivables	28,284	36,018
Inventories	39,658	37,927
Other	5,396	4,893

Total current assets	76,110	81,717

Property, plant and equipment - net	10,533	10,798

Other assets:
Restricted cash	1,220	39
Deferred income tax assets	4,104	4,210
Goodwill	765	765
Other	806	815

Total other assets	6,895	5,829

Total assets	$93,538	$98,344

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$25,219	$29,497
Accrued compensation and vacation	2,862	4,388
Revolving loan	12,838	—
Current portion of other long-term obligations	475	470
Other	1,806	1,667

Total current liabilities	43,200	36,022

Long-term liabilities:
Revolving loan	—	12,348
Other long-term obligations	796	893

Total long-term liabilities	796	13,241

Total liabilities	43,996	49,263

Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, no par value - shares authorized 25,000; issued and outstanding 10,063 and 10,024 shares, respectively	39,355	39,301
Retained earnings	10,187	9,780

Total shareholders’ equity	49,542	49,081

Total liabilities and shareholders’ equity	$93,538	$98,344

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
	September 27, 2008	September 29, 2007
	(in thousands, except per share amounts)
Net sales	$48,237	$44,550
Cost of sales	44,830	41,488

Gross profit on sales	3,407	3,062

Operating expenses:
Research, development and engineering	626	677
Selling and administrative	2,137	1,898

Total operating expenses	2,763	2,575

Operating income	644	487
Interest expense	182	269

Income before income tax provision	462	218
Income tax provision	54	35

Net income	$408	$183

Earnings per share – basic	$0.04	$0.02
Weighted average shares outstanding – basic	10,040	9,928
Earnings per share – diluted	$0.04	$0.02
Weighted average shares outstanding – diluted	10,212	10,328

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 27, 2008	September 29, 2007
	(in thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$408	$183
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	401	426
Provision for doubtful accounts	75	11
Provision for obsolete inventory	138	—
Provision for warranty	13	10
Gain on disposal of assets	—	(1)
Changes in operating assets and liabilities:
Trade receivables	7,659	3,780
Inventories	(1,869)	(1,731)
Other assets	(367)	(687)
Accounts payable	(4,278)	856
Accrued compensation and vacation	(1,526)	(552)
Other liabilities	122	(666)

Cash provided by operating activities	776	1,629

Cash flows from investing activities:
Purchase of property and equipment	(126)	(290)
Proceeds from sale of property and equipment	—	2

Cash used in investing activities	(126)	(288)

Cash flows from financing activities:
Payment of financing costs	(50)	(50)
Repayment of long term debt	(69)	(51)
Decrease (increase) in restricted cash	(1,181)	379
Borrowings under revolving credit agreement	56,747	44,817
Repayment of revolving credit agreement	(56,257)	(49,041)
Proceeds from exercise of stock options	53	123

Cash used in financing activities	(757)	(3,823)

Net decrease in cash and cash equivalents	(107)	(2,482)
Cash and cash equivalents, beginning of period	2,879	3,386

Cash and cash equivalents, end of period	$2,772	$904

Supplemental cash flow information:
Interest payments	$192	$296
Income tax payments, net of refunds	$127	$156

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful receivables, the provision for obsolete and nonsaleable inventories, the valuation allowances on deferred tax assets, valuation of goodwill, medical self-insurance liability, long-term incentive compensation accrual and the provision for warranty costs. Actual results could differ from those estimates. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarters ended September 27, 2008 and September 29, 2007 were 13 week periods.

2.	INVENTORIES

The components of inventories consist of the following:

	September 27, 2008	June 28, 2008
	(in thousands)
Finished goods	$9,376	$8,774
Work-in-process	3,824	3,521
Raw materials and supplies	26,458	25,632

	$39,658	$37,927

3.	REVOLVING LOAN

In 2001, the Company entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $25 million. The revolving loan is secured by the assets of the Company. The interest rate provisions allow for a variable rate based on either the JP Morgan Chase prime rate or LIBOR rate on specific short term traunches. The agreement specifies four alternative levels of margin to be added to the LIBOR rate depending on the Company’s fixed charge ratio. Interest rates on the balances on outstanding contracts ranged from 4.13% to 5.00% as of September 27, 2008, compared to 6.83% to 7.75% as of September 29, 2007. The decrease in rates for the first quarter of fiscal year 2009 as compared to first quarter of fiscal year 2008 is related to decreases in published prime and LIBOR rates.

The agreement and subsequent amendments contain a financial covenant that relates to a minimum fixed charge ratio. The Company is in compliance with its loan covenant. The revolving loan matures August 22, 2009. As of September 27, 2008, based on the Company’s collateral, approximately $8.4 million was available to draw from the revolving line of credit.

Due to the fact that the agreement matures in less than a year, the Company is required to classify the revolving loan balance as a current liability. However, the Company fully anticipates it will renew the revolving loan agreement with CIT or sign a new loan agreement with another lender prior to August 22, 2009.

4.	INCOME TAXES

The Company had domestic income tax loss carryforwards of approximately $42.9 million at June 28, 2008. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. In accordance with SFAS No. 109, management assessed the Company’s recent operating levels and the sources of future taxable income to estimate a valuation allowance. Management has determined that the $11.1 million valuation allowance is appropriate as of September 27, 2008. Therefore, the Company released a portion of the valuation allowance against the net deferred tax asset, in effect offsetting the domestic tax provision for the quarter ended September 27, 2008. The Company’s judgments regarding future use of deferred tax assets may change due to changes in market conditions, changes in tax laws or other factors. If assumptions and estimates change in the future the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional income tax expense or benefit.

In addition to its domestic operations, the Company has subsidiaries in Mexico and China. The Company is currently applying certain tax credits to offset the income tax liabilities of its Mexican subsidiaries. However, as of January 1, 2008, the Company became subject to a recently enacted Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The effect of IETU and an associated presidential decree on fiscal year 2009 has been included in the effective tax rate for the three months ended September 27, 2008 and was approximately $30,000. The Company continues to pay income tax in China that totaled approximately $24,000 for the quarter ended September 27, 2008. Accordingly, the income tax provisions for the first quarter of fiscal years 2009 and 2008 are primarily attributable to the taxable earnings of the Company’s foreign subsidiaries.

Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. If interest or penalties are assessed, the Company would recognize these charges as income tax expense. Upon adoption of FIN 48 and subsequently, the Company determined that no adjustments were necessary in implementing FIN 48. Unrecognized tax benefits are not anticipated to increase or decrease over the next 12 months.

5.	EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding during the period. Basic and diluted EPS are as follows:

	Three Months Ended
	September 27, 2008	September 29, 2007
	(in thousands, except per share information)
Net income	$408	$183
Weighted average shares outstanding	10,040	9,928
Basic earnings per share	$0.04	$0.02

Diluted shares outstanding	10,212	10,328
Diluted earnings per share	$0.04	$0.02

There were approximately 411,000 and 358,000 antidilutive stock options not included in the diluted shares outstanding for the quarters ended September 27, 2008 and September 29, 2007, respectively. These were not included as the exercise prices exceeded the average market price of the respective periods.

6.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company had no material firm commitments to contractors and suppliers for capital expenditures at September 27, 2008.

Leases

The Company leases some of its facilities, certain equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates over the next five years.

Warranties

The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was $161,000 and $31,000 as of September 27, 2008 and September 29, 2007, respectively.

7.	GOODWILL

In accordance with SFAS No. 142, Goodwill and Other Intangibles, the Company has recorded goodwill in the amount of $765,000, which represents 0.8% of total assets on its consolidated balance sheet. This amount relates to the Company’s acquisition of Honeywell’s manufacturing facilities in Juarez, Mexico in fiscal year 1994. Per SFAS No. 142, goodwill is not amortized, but must be analyzed for impairment at least annually. The Company’s measurement date for impairment is the end of the second quarter of each year. These tests did not indicate an impairment of goodwill at that time but may in the future.

Per SFAS No. 142, if certain circumstances occur, such as a significant adverse change in legal factors, a change in the business climate or other significant changes were to occur at any time during the year other than the annual impairment measurement date, the Company is required to evaluate whether a “triggering event,” would indicate that its goodwill had been impaired. Due to current market conditions, the Company evaluated whether a “triggering event” had occurred that would cause the Company to conclude that goodwill had been impaired. Through analysis of other EMS companies, internal forecasts and other factors, the Company determined during the first quarter of fiscal 2009, no such events occurred that would trigger an impairment analysis per SFAS No. 142. However, if circumstances change, all or a portion of the recorded goodwill would need to be written off in a future period or periods.

8.	NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have an impact on the Company’s financial position, results of operations or cash flows, as only additional disclosures may apply.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING	STATEMENTS

References in this report to “the Company”, “Key Tronic”, “we”, “our”, or “us” mean Key Tronic Corporation together with its subsidiaries, except where the context otherwise requires.

This Quarterly Report contains forward-looking statements in addition to historical information. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to those outlined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks and Uncertainties that May Affect Future Results.” Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so. Readers should carefully review the risk factors described in periodic reports the Company files from time to time with the Securities and Exchange Commission, including Year-end Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

OVERVIEW

Key Tronic Corporation (dba: KeyTronicEMS Co.), was organized in 1969 as a Washington corporation that manufactured computer keyboards in the Spokane, Washington area. Our goal was to become the world’s largest manufacturer of input devices for terminals, word processors and personal computers. The ability to design, build and deliver a quality product led to a reputation in the industry, that allowed us to become a leading independent manufacturer of keyboards for computers in the United States. Our fully integrated design, tooling and automated manufacturing capabilities enabled us to rapidly respond to customers’ needs for keyboards in production quantities worldwide. We supported our sales growth through the development and purchase of international manufacturing facilities. As the computer keyboard market matured with increasing competition from other international providers, we determined that our business could no longer solely rely on keyboard sales.

After assessing market conditions and our strengths and capabilities in 1999, we shifted focus from keyboard manufacturing to contract manufacturing of a wide range of products. Our new strategy was based on our original core strengths of innovative design and engineering expertise in electronics, mechanical engineering and precision plastics combined with high-quality, low cost production and assembly on a global basis. These strengths have made our company a strong competitor in the electronic manufacturing services (EMS) market. As we fully transitioned into an EMS provider, our new customer base became comprised of world-class customers in a wide range of industries.

The EMS industry has experienced growth over the past several years as more original equipment manufacturers (OEMs) seek to outsource manufacturing and this trend is expected to continue in the future. This expansion of the EMS industry has allowed us to continue to expand our customer base and the industries that we serve. We currently offer our customers the following services: integrated electronic and mechanical engineering; precision plastic molding; assembly, component selection, sourcing and procurement; worldwide logistics; and new product testing and production all at competitive pricing due to our global footprint.

We believe that we are well positioned in the EMS industry to continue the expansion of our customer base and achieve long term growth. Our core strengths continue to support our growth and our customers’ needs. We operate manufacturing facilities in the United States, Mexico and China. This global production capability provides our customers with the benefits of improved supply-chain management, reduced inventory, lower labor costs, lower transportation costs and reduced product fulfillment time.

The EMS industry is growing and is intensely competitive. We have less than 1% of the potential global market and our revenue can fluctuate significantly due to reliance on a concentrated base of customers. We are planning for growth in the coming quarters by securing new programs, increasing our worldwide manufacturing capacity and continuing to improve our manufacturing processes. Current challenges facing us include the following: continuing to win new programs from new and existing customers, balancing production capacity and key personnel in each of our manufacturing locations, improving operating efficiencies, controlling costs while developing competitive pricing strategies, and successfully transitioning new program wins to full production.

Net income for the first quarter of fiscal year 2009 was $408,000 compared to $183,000 for the first quarter of fiscal year 2008. The increase was related to higher sales as the result of new customer programs and a higher gross margin during the quarter ended September 27, 2008 of 7.1% compared to 6.9% during the quarter ended September 29, 2007.

Sales for the first quarter of fiscal year 2009 increased 8.3% to $48.2 million compared to $44.6 million for the same period of fiscal year 2008. This increase in sales reflects an overall increase from certain existing customer programs that continue to grow and the continued ramp up of our new customer programs. New customer sales contributed approximately $11.3 million for the quarter ended September 27, 2008, compared to $2.9 million for the quarter ended September 29, 2007. The sales to our existing customer base and these new customers have offset the anticipated decline in demand from some of our existing customers. Sales in the second quarter of fiscal year 2009 are expected to be in the range of $42 million to $45 million. We are expecting lower demand as the global economic situation is creating uncertainty and slowdowns in orders and reductions in forecasts from a number of established customers. While our new programs continue to move into production and ramp up, some customers have reduced their forecasts for coming periods. Sales to our new programs are now expected to grow at a slower rate than previously anticipated; however, our flexible business model allows us to take immediate steps to reduce direct labor costs in our manufacturing facilities. Results will depend on actual levels of customers’ orders and the timing of the start up of production of new product programs. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

Gross profit as a percentage of sales for the first quarter of fiscal year 2009 was 7.1% compared to 6.9% for the first quarter of fiscal year 2008. The increase was the result of higher sales to customers, which drove higher utilization of our manufacturing facilities. A large part of our overhead and indirect costs do not fluctuate significantly with short-term fluctuations in sales. The level of gross margin is impacted by facility utilization, product mix, timing of the start up of new programs, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

We maintain a strong balance sheet with a current ratio of 1.76 and a long-term debt to equity of 0.02. Our revolving loan with CIT matures August 22, 2009 and therefore, has been classified as a current liability reducing the current ratio and long-term debt to equity ratio when compared to previous quarters. However, we anticipate that we will renew it or enter into a new revolving loan agreement by its maturity. Total cash provided by operations was $776,000 for the quarter ended September 27, 2008. We maintain sufficient liquidity for our expected future operations and had approximately $8.4 million available from our revolving line of credit based on eligible collateral at September 27, 2008. We believe that internally generated funds, our borrowing capacity, and leases on equipment should provide adequate capital for planned growth over the long term.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition: We recognize revenue when products are shipped and the sales revenue becomes realizable. Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, Revenue Recognition, states that revenue generally is realized or realizable and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists.

•	Delivery has occurred or services have been rendered.

•	The seller’s price to the buyer is fixed or determinable.

•	Collectibility is reasonably assured.

We believe that we meet the above criteria for the following reasons:

•

Customer purchase orders confirming the price, shipping terms, and payment terms are required prior to shipment.The terms of our sales are generally FOB shipping point, meaning that the customer takes ownership of the goods and assumes the risk of loss when the goods leave our premises.

•	The seller’s price to the buyer is fixed or determinable – as noted, we require a customer purchase order, which confirms the price, shipping and payment terms.

•

Collectibility is reasonably assured – the credit terms for customers are pre-established based on a review of the customers perceived ability to pay so that collection of the account can be reasonably assured.

Inactive, Obsolete and Surplus Inventory Reserve: We reserve for inventories that we deem inactive, obsolete or surplus. This reserve is calculated based upon the demand for the products that we produce. Demand is determined by expected sales or customer forecasts. If expected sales do not materialize, then we would have inventory in excess of our reserves and would have to charge the excess against future earnings. In the case where we have purchased material based upon a customer’s forecast, we are usually covered by lead-time assurance agreements with each customer. These contracts state that the financial liability for material purchased within agreed upon lead-time and based upon the customer’s forecasts, lies with the customer. If we purchase material outside the lead-time assurance agreement and the customer’s forecasts do not materialize or if we have no lead-time assurance agreement for a specific program, we would have the financial liability and may have to charge inactive, obsolete or suplus inventory against earnings.

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

Income Taxes

We had domestic tax loss carryforwards of approximately $42.9 million and other future deductible temporary differences and tax credit carryforwards at June 28, 2008. In accordance with SFAS No. 109, we assess the sources of future taxable income, based on management’s estimates, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. We have determined that a valuation allowance of $11.1 million on the total deferred tax asset is appropriate at this time. Our judgments regarding future use of deferred tax assets may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and estimates change in the future, the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional income tax expense or benefit.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangibles, we recorded intangible assets that are acquired individually or with a group of other assets in the financial statements at acquisition. We test goodwill for impairment annually as required by SFAS No. 142. We adopted SFAS No. 142 on June 30, 2002, and completed our impairment test during the second quarters of each of the subsequent fiscal years. The tests did not indicate an impairment of our stated goodwill of $765,000.

Derivatives

We have adopted SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended. In accordance with these standards all material derivative instruments are recorded on the balance sheet at their respective fair values. Generally, if a derivative instrument is specifically designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. There were no material derivatives as of September 27, 2008.

RESULTS OF OPERATIONS

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes. The following table presents the percentage relationship to net sales of certain items in the Consolidated Statements of Earnings for the periods indicated.

	First Quarter Ended
	September 27, 2008	September 29, 2007
Net sales	100.0%	100.0%
Cost of sales	92.9	93.1

Gross profit	7.1	6.9
Operating expenses
Research, development and engineering	1.3	1.5
Selling and administrative	4.5	4.3

Operating income	1.3	1.1
Interest expense	0.4	0.6

Income before income taxes	0.9	0.5
Income tax provision	0.1	0.1

Net income	0.8%	0.4%

Sales

Sales for the first quarter of fiscal year 2009 increased 8.3% to $48.2 million compared to $44.6 million for the same period of fiscal year 2008. This increase in sales reflects an overall increase from certain existing customer programs that continue to grow and the continued ramp up of our new customer programs. New customer sales contributed approximately $11.3 million for the quarter ended September 27, 2008, compared to $2.9 million for the quarter ended September 29, 2007. The sales to our existing customer base and these new customers have offset the anticipated decline in demand from some of our existing customers. Sales in the second quarter of fiscal year 2009 are expected to be in the range of $42 million to $45 million. We are expecting lower demand as the global economic situation is creating uncertainty and slowdowns in orders and reductions in forecasts from a number of established customers. While our new programs continue to move into production and ramp up, some customers have reduced their forecasts for coming periods. Sales to our new programs are now expected to grow at a slower rate than previously anticipated; however, our flexible business model allows us to take immediate steps to reduce operating expenses in our manufacturing facilities. Results will depend on actual levels of customers’ orders and the timing of the start up of production of new product programs. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

The following customers represented 10 percent or more of total net sales during the three months ended September 27, 2008 and September 29, 2007: International Gaming Technology, Inc. (21.6%, 13.3%), Lexmark International, Inc. (15.8%, 18.4%), and Zebra Technologies Corporation (9.6%, 20.6%). It is anticipated that new customer program wins will dilute our concentration of revenue of our top customers in the future.

Sales to our largest customers may vary significantly from quarter to quarter depending on the size and timing of customer program commencement, forecasts, delays, design modifications, and transitions. We remain dependent on continued sales to our significant customers and most contracts are not firm long-term purchase commitments. Only a short window of approximately three to six months of total demand information is provided to us by our customers. We seek to maintain flexibility in production capacity by employing skilled temporary and short-term labor and by utilizing short-term leases on equipment and manufacturing facilities. In addition, our capacity and core competencies for printed circuit board assemblies (PCBAs), precision molding, tool making, assembly, and engineering can be applied to a wide variety of products.

Gross Profit

Gross profit as a percentage of sales for the first quarter of fiscal year 2009 was 7.1% compared to 6.9% for the first quarter of fiscal year 2008. The increase was the result of higher sales to customers, which drove higher utilization of our manufacturing facilities. A large part of our overhead and indirect costs do not fluctuate significantly with short-term fluctuations in sales revenue. The level of gross margin is impacted by facility utilization, product mix, timing of the start up of new programs, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

Included in gross profit are charges related to changes in the allowance for obsolete inventory. Specifically, we had provisions for obsolete inventory of $138,000 for the first three months of fiscal year 2009. We had no provision for inventory for the quarter ended September 29, 2007. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses

Total operating expenses were $2.8 million in the first quarter of fiscal year 2009 and $2.6 million in the first quarter of fiscal year 2008. The difference was mainly attributable to an increase in selling and administrative (S&A) expenses. Operating expenses as a percentage of sales were 5.8% for the first quarters of fiscal years 2009 and 2008.

Total S&A expenses were $2.1 million and $1.9 million during the first quarters of fiscal years 2009 and 2008, respectively. There was a charge of $75,000 in the first three months of fiscal year 2009 and $11,000 in the first three months of fiscal year 2008 to provide for doubtful collection of receivables.

Total research, development, and engineering (RD&E) expenses were $626,000 and $677,000 during the first quarters of fiscal years 2009 and 2008, respectively. RD&E expenses were less than the prior year as the result of cost reduction efforts to keep RD&E expenses below the prior fiscal year.

Interest

Interest expense was $182,000 in the first quarter of fiscal year 2009 compared to $269,000 in the first quarter of fiscal year 2008. The decrease in interest expense in the first three months of fiscal 2009 compared to the same period of fiscal 2008 was due to a decrease in the average outstanding revolving credit facility balance and a decrease in variable interest rates.

Income Taxes

We had domestic tax loss carryforwards of approximately $42.9 million and other future deductible temporary differences and tax credit carryforwards at June 28, 2008. In accordance with SFAS No. 109, we assess the sources of future taxable income, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. We have determined that a valuation allowance of $11.1 million on the total deferred tax asset is appropriate as of September 27, 2008. Our judgments regarding future use of deferred tax assets may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and estimates change in the future the valuation allowance will be adjusted accordingly and any resulting increase or decrease will result in an additional income tax expense or benefit.

The income tax provisions for the first quarters of fiscal year 2009 and 2008 are primarily due to foreign income tax payable on behalf of our subsidiaries in China and Mexico. The domestic income tax attributable to current period operations was absorbed by net operating loss carryforwards still covered by deferred tax asset reserves. We applied certain tax credits to offset all of the tax liabilities of our Mexican subsidiaries in previous years. We are expecting to pay income taxes in calendar year 2008 due to recently enacted tax laws in Mexico.

Backlog

On September 27, 2008, we had an order backlog of approximately $35.2 million. This compares with a backlog of approximately $40.4 million on September 29, 2007. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Cash provided by operating activities was $776,000 during the three months ended September 27, 2008 compared to $1.6 million provided during the same period of the prior fiscal year. The decrease in cash provided by operating activities during the first three months of fiscal year 2009 when compared to the prior year is due to the decrease in accounts payable of $4.3 million and accrued compensation and vacation of $1.5 million that was more than offset by a decrease in trade receivables of $7.7 million. Trade receivables decreased due to more collections from previous periods during the quarter ended September 27, 2008 as compared to the quarter ended September 29, 2007. The decrease in accounts payable during the first three months of fiscal 2009 was due to a decrease in inventory received compared to inventory received in the quarter ended September 29, 2007, as well as an increase in available cash flow and taking early pay discounts from suppliers. Accounts payable fluctuates with the changes in inventory levels and negotiated supplier terms. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change the amount of inventory may also fluctuate.

Investing Cash Flow

During the first three months of fiscal year 2009, we spent $126,000 for capital additions compared to $290,000 in the same period of the previous fiscal year. Our capital expenditures primarily consist of purchases of manufacturing equipment to support our production facilities. We also use leases to acquire equipment. Operating leases are often utilized when technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.

Financing Cash Flow

Our primary financing activity during the first three months of fiscal years 2009 and 2008 was borrowing and repayment under our current revolving loan financing agreement. Our financing agreement provides a revolving credit facility of up to $25 million. The range of interest rates on the balances on outstanding contracts was 4.13% to 5.00% on September 27, 2008. The credit facility matures on August 22, 2009. However, we fully anticipate renewing the revolving loan agreement with CIT or signing a new loan agreement with another lender prior to August 22, 2009. As of September 27, 2008, we were in compliance with our loan covenant, and based on eligible collateral, approximately $8.4 million was available for drawdown from the revolving line of credit.

Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility, and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future.

Restricted cash includes amounts in our bank account that must be used to pay down our revolving line of credit. These amounts fluctuate daily based on collections.

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

Interest Rate Risk

We are exposed to interest rate risk under our revolving credit facility with interest rates based on various levels of margin added to published prime rate and LIBOR rates depending on the calculation of certain financial covenants.

Compliance with Current and Future Environmental Regulation We are subject to a variety of domestic and foreign environmental regulations relating to the use, storage, and disposal of materials used in our manufacturing processes. If we fail to comply with any present or future regulations, we could be subject to future liabilities or the suspension of current manufacturing operations. In addition, such regulations could restrict our ability to expand our operations or could require us to acquire costly equipment, substitute materials, or incur other significant expenses to comply with government regulations.

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

Dilution and Stock Price Volatility As of September 27, 2008, there were outstanding options for the purchase of 1,109,160 shares of our common stock (Common Stock), all of which were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the Common Stock are exercised. Our stock price may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to us such as variations in quarterly operating results or changes in earnings estimates, or to factors relating to the EMS industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

Disclosure and Internal Controls Management does not expect that our disclosure controls and internal controls and procedures will prevent all errors or fraud. A control system is designed to give reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, any control system reflects resource constraints and the benefits of controls must be considered relative to their costs. Inherent limitations of a control system may include: judgments in decision making may be faulty, breakdowns can occur simply because of error or mistake and controls can be circumvented by collusion or management override. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

A significant portion of our operations and customers are in foreign locations. As a result, transactions may occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results.

Item 4(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of September 27, 2008, the Company’s disclosure controls and procedures are effective based on that criteria.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during our first fiscal quarter ended September 27, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II. OTHER INFORMATION:

Item 1A.	Risk Factors

Information regarding risk factors appear in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q.

There are no material changes to the risk factors set forth in Part I Item 1A in the Company’s Annual Report on Form 10-K for the year ended June 28, 2008.

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

KEY TRONIC CORPORATION

/s/ Jack W. Oehlke	Date: November 10, 2008
Jack W. Oehlke
(Director, President and Chief Executive Officer)

/s/ Ronald F. Klawitter	Date: November 10, 2008
Ronald F. Klawitter
(Principal Financial Officer Principal Accounting Officer)