Form 10-Q
period 2008-12-27
KEY TRONIC CORP
filed 2009-02-10
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED DECEMBER 27, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑

As of February 6, 2009, 10,065,974 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

*	Items are not applicable

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 27, 2008	June 28, 2008
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,507	$2,879
Trade receivables	29,502	36,018
Inventories	37,551	37,927
Other	4,343	4,893

Total current assets	72,903	81,717

Property, plant and equipment - net	10,306	10,798

Other assets:
Restricted cash	525	39
Deferred income tax assets	4,200	4,210
Other	757	815
Goodwill	—	765

Total other assets	5,482	5,829

Total assets	$88,691	$98,344

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$22,486	$29,497
Accrued compensation and vacation	2,556	4,388
Revolving loan	10,995	—
Current portion of other long-term obligations	450	470
Other	1,936	1,667

Total current liabilities	38,423	36,022

Long-term liabilities:
Revolving loan	—	12,348
Other long-term obligations	728	893

Total long-term liabilities	728	13,241

Total liabilities	39,151	49,263

Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, no par value - shares authorized 25,000; issued and outstanding 10,066 and 10,024 shares, respectively	39,359	39,301
Retained earnings	10,294	9,780
Accumulated other comprehensive loss	(113)	—

Total shareholders’ equity	49,540	49,081

Total liabilities and shareholders’ equity	$88,691	$98,344

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarters Ended
	December 27, 2008	December 29, 2007
	(in thousands, except per share amounts)
Net sales	$46,990	$50,824
Cost of sales	43,174	47,317

Gross profit on sales	3,816	3,507

Operating expenses:
Research, development and engineering	592	641
Selling, general and administrative	2,056	1,872
Goodwill impairment	765	—
Gain on sale of real estate	—	(951)

Total operating expenses	3,413	1,562
Operating income	403	1,945
Interest expense	180	241

Income before income tax provision	223	1,704
Income tax provision	117	68

Net income	$106	$1,636

Earnings per share – basic	$0.01	$0.16
Weighted average shares outstanding - basic	10,065	10,013
Earnings per share – diluted	$0.01	$0.16
Weighted average shares outstanding - diluted	10,073	10,341

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended
	December 27, 2008	December 29, 2007
	(in thousands, except per share amounts)
Net sales	$95,227	$95,374
Cost of sales	88,004	88,805

Gross profit on sales	7,223	6,569

Operating expenses:
Research, development and engineering	1,218	1,318
Selling, general and administrative	4,193	3,770
Goodwill impairment	765	—
Gain on sale of real estate	—	(951)

Total operating expenses	6,176	4,137
Operating income	1,047	2,432
Interest expense	362	510

Income before income tax provision	685	1,922
Income tax provision	171	103

Net income	$514	$1,819

Earnings per share – basic	$0.05	$0.18
Weighted average shares outstanding - basic	10,053	9,971
Earnings per share – diluted	$0.05	$0.18
Weighted average shares outstanding - diluted	10,081	10,321

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
	(in thousands)		(in thousands)
Net income	$106	$1,636	$514	$1,819
Other comprehensive loss:
Unrealized loss on foreign exchange contracts	(113)	—	(113)	—

Comprehensive (loss) income	$(7)	$1,636	$401	$1,819

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 27, 2008	December 29, 2007
	(in thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$514	$1,819
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	768	857
Goodwill impairment charge	765	—
Provision for doubtful accounts	75	11
Provision for obsolete inventory	200	14
Provision for warranty	21	12
(Gain) loss on disposal of assets	3	(952)
Changes in operating assets and liabilities:
Trade receivables	6,441	(2,576)
Inventories	176	(1,458)
Other assets	610	(260)
Accounts payable	(7,011)	3,785
Accrued compensation and vacation	(1,832)	(851)
Other liabilities	124	(794)

Cash provided by (used in) operating activities	854	(393)

Cash flows from investing activities:
Purchase of property and equipment	(260)	(727)
Proceeds from sale of property and equipment	—	52

Cash used in investing activities	(260)	(675)

Cash flows from financing activities:
Payment of financing costs	(50)	(50)
Proceeds from long term debt	—	215
Repayment of long term debt	(135)	(116)
Decrease (increase) in restricted cash	(486)	390
Borrowings under revolving credit agreement	104,021	93,130
Repayment of revolving credit agreement	(105,374)	(94,303)
Proceeds from exercise of stock options	58	253

Cash used in financing activities	(1,966)	(481)

Net decrease in cash and cash equivalents	(1,372)	(1,549)
Cash and cash equivalents, beginning of period	2,879	3,386

Cash and cash equivalents, end of period	$1,507	$1,837

Supplemental cash flow information:
Interest payments	$375	$527
Income tax payments, net of refunds	$310	$292

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful receivables, the provision for obsolete and nonsaleable inventories, the valuation allowances on deferred tax assets, valuation of goodwill, impairment of long-lived assets, medical self-insurance liability, long-term incentive compensation accrual and the provision for warranty costs. Actual results could differ from those estimates. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarters ended December 27, 2008 and December 29, 2007 were 13 week periods.

2.	INVENTORIES

The components of inventories consist of the following (in thousands):

	December 27, 2008	June 28, 2008
Finished goods	$9,089	$8,774
Work-in-process	3,270	3,521
Raw materials and supplies	25,192	25,632

	$37,551	$37,927

3.	REVOLVING LOAN

In 2001, the Company entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $25 million. The revolving loan is secured by the assets of the Company. The interest rate provisions allow for a variable rate based on either the JP Morgan Chase prime rate or LIBOR rate on specific short term traunches. The agreement specifies four alternative levels of margin to be added to the LIBOR rate depending on the Company’s fixed charge ratio. Interest rates on the balances on outstanding contracts ranged from 3.25% to 4.61% as of December 27, 2008, compared to 6.71% to 7.25% as of December 29, 2007. The decrease in rates for the second quarter of fiscal year 2009 as compared to second quarter of fiscal year 2008 is related to decreases in published prime and LIBOR rates.

The agreement and subsequent amendments contain a financial covenant that relates to a minimum fixed charge ratio. The Company is in compliance with its loan covenant. The revolving loan matures August 22, 2009. As of December 27, 2008, based on the Company’s collateral, approximately $10.1 million was available to draw from the revolving line of credit.

Due to the fact that the agreement matures in less than a year, the Company is required to classify the revolving loan balance as a current liability. However, the Company fully anticipates it will renew the revolving loan agreement with CIT or sign a new loan agreement with another lender prior to August 22, 2009.

4.	INCOME TAXES

The Company had domestic income tax loss carryforwards of approximately $42.9 million at June 28, 2008. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. In accordance with SFAS No. 109, management assessed the Company’s recent operating levels and the sources of future taxable income to estimate a valuation allowance. Management has determined that the valuation allowance of $11.0 million is appropriate as of December 27, 2008. Therefore, the Company reduced the valuation allowance which had the effect of offsetting the domestic tax provision for the quarter ended December 27, 2008. The Company’s judgments regarding future use of deferred tax assets may change due to changes in market conditions, changes in tax laws or other factors. If assumptions and estimates change in the future the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional income tax expense or benefit.

In addition to its domestic operations, the Company has subsidiaries in Mexico and China. The Company is currently applying certain tax credits to offset the income tax liabilities of its Mexican subsidiaries. However, as of January 1, 2008, the Company became subject to a recently enacted Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The effect of IETU and an associated presidential decree on fiscal year 2009 has been included in the effective tax rate for the six months ended December 27, 2008 and was approximately $150,000. The Company continues to pay income tax in China which totaled approximately $21,000 for the six months ended December 27, 2008. Accordingly, the income tax provisions for the second quarter of fiscal years 2009 and 2008 are primarily attributable to the taxable earnings of the Company’s foreign subsidiaries.

Financial Accounting Standards Board Interpretation No. (FIN) 48 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. If interest or penalties are assessed, the Company would recognize these charges as income tax expense. Upon adoption of FIN 48 and subsequently, the Company determined that no adjustments were necessary in implementing FIN 48. Unrecognized tax benefits are not anticipated to increase or decrease over the next 12 months.

5.	EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding during the period. Basic and diluted EPS are as follows:

	Second Quarters Ended
	(in thousands, except per share information)
	December 27, 2008	December 29, 2007
Net income	$106	$1,636
Weighted average shares outstanding	10,065	10,013
Basic earnings per share	$0.01	$0.16

Diluted shares outstanding	10,073	10,341
Diluted earnings per share	$0.01	$0.16

	Six Months Ended
	(in thousands, except per share information)
	December 27, 2008	December 29, 2007
Net income	$514	$1,819
Weighted average shares outstanding	10,053	9,971
Basic earnings per share	$0.05	$0.18

Diluted shares outstanding	10,081	10,321
Diluted earnings per share	$0.05	$0.18

There were approximately 932,000 and 673,000 antidilutive stock options not included in the diluted shares outstanding for the second quarters ended December 27, 2008 and December 29, 2007, respectively. There were approximately 886,000 and 673,000 antidilutive stock options not included in the diluted shares outstanding for the six months ended December 27, 2008 and December 29, 2007, respectively. These were not included as the exercise prices exceeded the average market price during each of the respective periods.

6.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company had no material firm commitments to contractors and suppliers for capital expenditures at December 27, 2008.

Leases

The Company leases some of its facilities, certain equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates over the next five years.

Warranties

The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was $156,000 and $167,000 as of December 27, 2008 and June 28, 2008, respectively.

7.	GOODWILL

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company recorded goodwill in the amount of $765,000, which related to the acquisition of Honeywell’s manufacturing facilities in Juarez, Mexico in fiscal year 1994. Per SFAS No. 142, goodwill is not amortized, but must be analyzed for impairment at least annually. The Company’s goodwill impairment analysis is performed at the end of the second quarter each year using the two-step method. This analysis is also performed during the year whenever a “triggering event” would indicate that goodwill had been impaired.

As of December 27, 2008, the Company completed its annual impairment test. The Company performed the first step of its goodwill impairment test and determined that the book value of the Company exceeded its fair value based on the quoted market price of the Company’s stock as of December 26, 2008. The result of the first step indicated that goodwill was impaired and therefore, the Company performed the second step of the goodwill analysis in accordance with SFAS No. 142. The second step analyzes any excess or implied fair value of goodwill upon allocating the fair value of the Company to all its assets and liabilities other than goodwill and then comparing the residual amount, if any, to the book value of the goodwill. There was no residual amount of goodwill to allocate upon completing this step. As the deteriorating global economy adversely affected the Company’s common stock price, the Company concluded that goodwill was impaired due to the significant and sustained decline in the Company’s market capitalization to below the book value. The Company recorded an impairment charge of approximately $765,000 for the quarter ended December 27, 2008.

8.	FAIR VALUE MEASUREMENTS

The Company has adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and expands disclosures about fair value measurements. There was not a material impact on the Company’s quarterly financial statements as the result of adopting this new standard. There are three levels of fair value hierarchy inputs used to value assets and liabilities which include: Level 1 – inputs are quoted market prices for identical assets or liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – inputs are unobservable inputs for the asset or liability.

The following table summarizes those of the Company’s financial assets and liabilities (required to be measured on a recurring basis) at fair value as of December 27, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Forward foreign exchange contracts	$—	$(113)	$—	$(113)

The Company currently has forward contracts to lock in known future cash outflows for expenses denominated in the Mexican peso. These contracts are measured on a recurring basis based on the foreign currency spot rates and forward rates quoted by banks or foreign currency dealers. These contracts are marked to market using level 2 input criteria every period with the unrealized gain or loss reported as a component of shareholders’ equity in accumulated other comprehensive loss.

9.	NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have an impact on the Company’s financial position, results of operations or cash flows, as only additional disclosures may be required.

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

The EMS industry is growing and is intensely competitive. We have less than 1% of the potential global market and our revenue can fluctuate significantly due to reliance on a concentrated base of customers. We are planning for new customer growth in the coming quarters by securing new programs, increasing our worldwide manufacturing capacity and continuing to improve our manufacturing processes. Ongoing challenges that we face include the following: continuing to win new programs from new and existing customers, balancing production capacity and key personnel in each of our manufacturing locations, improving operating efficiencies, controlling costs while developing competitive pricing strategies, and successfully transitioning new program wins to full production.

Net income for the second quarter of fiscal year 2009 was $106,000 compared to $1.6 million for the second quarter of fiscal year 2008. The decrease was related to the goodwill impairment charge of $765,000 during the second quarter of fiscal year 2009 and the gain realized on the sale of real estate of $951,000 during the second quarter of fiscal year 2008. Net income was $514,000 and $1.8 million for the first six months of fiscal year 2009 and 2008, respectively. The decrease for the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008 was related to the goodwill impairment charge of $765,000 during the second quarter of fiscal year 2009 and the gain realized on the sale of real estate of $951,000 during the second quarter of fiscal year 2008.

Sales for the second quarter of fiscal year 2009 decreased 7.5% to $47.0 million compared to $50.8 million for the same period of fiscal year 2008. This decrease in sales reflects the expected lower demand from established customers due to the unfavorable global economic situation. New customers, as of the beginning of fiscal year 2008, contributed sales of approximately $11.7 million for the quarter ended December 27, 2008, compared to $5.8 million for the quarter ended December 29, 2007. Sales for the first six months of fiscal 2009 were $95.2 million or a decrease of 0.2% from $95.4 million during the same period of the prior year. The sales to our existing customer base and these new customers have offset the anticipated decline in demand from some of our existing customers. Sales in the third quarter of fiscal year 2009 are expected to be in the range of $42 million to $46 million. We are expecting lower demand as the global economic situation is creating uncertainty and slowdowns in orders and reductions in forecasts from a number of our established customers. While our new programs continue to move into production and ramp up, some customers have reduced their forecasts for coming periods. New programs’ sales are now expected to grow at a slower rate than previously anticipated; however, our flexible business model allows us to take immediate steps to reduce direct labor costs in our manufacturing facilities. Future results will depend on actual levels of customers’ orders and the timing of the start up of production of new product programs. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

Gross profit as a percentage of sales for the second quarter of fiscal year 2009 was 8.1% compared to 6.9% for the second quarter of fiscal year 2008. Gross profit was 7.6% for the first six months of fiscal 2009 compared to 6.9% for the first six months of fiscal 2008. The increase in gross profit as a percentage of sales for the second quarter of fiscal year 2009 and the first six months of fiscal 2009 as compared to the same periods of fiscal 2008 was due to reduced labor related costs, improving production efficiencies and lower operating expenses as the result of favorable exchange rates. Additionally, the level of gross margin is impacted by facility utilization, product mix, timing of the start up of new programs, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

We maintain a strong balance sheet with a current ratio of 1.90 and a long-term debt to equity of 0.01. Our revolving loan with CIT matures August 22, 2009 and therefore, has been classified as a current liability reducing the current ratio and long-term debt to equity ratio when compared to previous quarters. However, we anticipate that we will renew the revolving loan or enter into a new revolving loan agreement by the maturity date. Total cash provided by operations was $854,000 for the quarter ended December 27, 2008. We maintain sufficient liquidity for our expected future operations and had approximately $10.1 million available from our revolving line of credit based on eligible collateral at December 27, 2008. We believe that internally generated funds, our borrowing capacity, and leases on equipment should provide adequate capital for planned growth over the long term.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

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

Inactive, Obsolete and Surplus Inventory Reserve

We reserve for inventories that we deem inactive, obsolete or surplus. This reserve is calculated based upon the demand for the products that we produce. Demand is determined by expected sales or customer forecasts. If expected sales do not materialize, then we would have inventory in excess of our reserves and would have to charge the excess against future earnings. In the case where we have purchased material based upon a customer’s forecast, we are usually covered by lead-time assurance agreements with each customer. These contracts state that the financial liability for material purchased within agreed upon lead-time and based upon the customer’s forecasts, lies with the customer. If we purchase material outside the lead-time assurance agreement and the customer’s forecasts do not materialize or if we have no lead-time assurance agreement for a specific program, we would have the financial liability and may have to charge inactive, obsolete or surplus inventory against earnings.

Allowance for Doubtful Accounts

We value our accounts receivable net of an allowance for doubtful accounts of $185,000 and $110,000 at December 27, 2008 and June 28, 2008, respectively. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.

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

Income Taxes

We had domestic tax loss carryforwards of approximately $42.9 million and other future deductible temporary differences and tax credit carryforwards at June 28, 2008. In accordance with SFAS No. 109, we assess the sources of future taxable income, based on management’s estimates, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. We have determined that a valuation allowance of $11.0 million on the total deferred tax asset is appropriate as of December 27, 2008. Our judgments regarding future use of deferred tax assets may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and estimates change in the future, the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional income tax expense or benefit.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company recorded goodwill in the amount of $765,000, which related to the acquisition of Honeywell’s manufacturing facilities in Juarez, Mexico in fiscal year 1994. Per SFAS No. 142, goodwill is not amortized, but must be analyzed for impairment at least annually. The Company’s goodwill impairment analysis is performed at the end of the second quarter each year using the two-step method. This analysis is also performed during the year whenever a “triggering event” would indicate that goodwill had been impaired.

As of December 27, 2008, the Company completed its annual impairment test. The Company performed the first step of its goodwill impairment test and determined that the book value of the Company exceeded its fair value based on the quoted market price of the Company’s stock as of December 26, 2008. The result of the first step indicated that goodwill was impaired and therefore, the Company performed the second step of the goodwill analysis in accordance with SFAS No. 142. The second step analyzes any excess or implied fair value of goodwill upon allocating the fair value of the Company to all its assets and liabilities other than goodwill and then comparing the residual amount, if any, to the book value of the goodwill. There was no residual amount of goodwill to allocate upon completing this step. As the deteriorating global economy adversely affected the Company’s common stock price, the Company concluded that goodwill was impaired due to the significant and sustained decline in the Company’s market capitalization to below the book value. The Company recorded an impairment charge of approximately $765,000 for the quarter ended December 27, 2008.

Derivatives

We have adopted SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended. In accordance with these standards all material derivative instruments are recorded on the balance sheet at their respective fair values. Generally, if a derivative instrument is specifically designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. As of December 27, 2008, we had forward contracts to lock in known future cash outflows for payroll and utility expenses denominated in the Mexican peso. As of December 27, 2008, the fair value of these contracts was a liability of approximately $113,000, which was included in other current liabilities and recorded as an unrealized loss in accumulated other comprehensive loss.

RESULTS OF OPERATIONS

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes. The following table presents the percentage relationship to net sales of certain items in the Consolidated Statements of Earnings for the periods indicated.

	Second Quarter Ended		Six Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.9	93.1	92.4	93.1

Gross profit	8.1	6.9	7.6	6.9
Operating expenses
Research, development and engineering	1.3	1.3	1.3	1.4
Selling, general and administrative	4.4	3.7	4.4	4.0
Goodwill impairment	1.6	0.0	0.8	0.0
Gain on sale of real estate	0.0	(1.9)	0.0	(1.0)

Operating income	0.8	3.8	1.1	2.5
Interest expense	0.4	0.5	0.4	0.5

Income before income taxes	0.4	3.3	0.7	2.0
Income tax provision	0.2	0.1	0.2	0.1

Net income	0.2%	3.2%	0.5%	1.9%

Sales

Sales for the second quarter of fiscal year 2009 decreased 7.5% to $47.0 million compared to $50.8 million for the same period of fiscal year 2008. This decrease in sales reflects the expected lower demand from established customers due to the unfavorable global economic situation. However, sales to new customers contributed approximately $11.7 million for the quarter ended December 27, 2008, compared to $5.8 million for the quarter ended December 29, 2007. Sales for the first six months of fiscal 2009 were $95.2 million or a decrease of 0.2% from $95.4 million during the same period of the prior year. The sales to our existing customer base and these new customers have offset the anticipated decline in demand from some of our existing customers. Sales in the third quarter of fiscal year 2009 are expected to be in the range of $42 million to $46 million. We are expecting lower demand as the global economic situation is creating uncertainty and slowdowns in orders and reductions in forecasts from a number of our established customers. While our new programs continue to move into production and ramp up, some customers have reduced their forecasts for coming periods. New programs’ sales are now expected to grow at a slower rate than previously anticipated; however, our flexible business model allows us to take immediate steps to reduce direct labor costs in our manufacturing facilities. Future results will depend on actual levels of customers’ orders and the timing of the start up of production of new product programs. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

The following customers represented 10 percent or more of total net sales during the six months ended December 27, 2008 and December 29, 2007, respectively: International Gaming Technology, Inc. (18.2%, 15.9%), Lexmark International, Inc. (16.3%, 17.6%), and Zebra Technologies Corporation (less than 10% for December 27, 2008, 19.0%). It is anticipated that new customer program wins will dilute the concentration of revenue of our top customers in the future.

Sales to our largest customers may vary significantly from quarter to quarter depending on the size and timing of customer program commencement, forecasts, delays, design modifications, and transitions. We remain dependent on continued sales to our significant customers and most contracts with customers are not firm long-term purchase commitments. Only a short window of approximately three to six months of total demand information is provided to us by our customers. We seek to maintain flexibility in production capacity by employing skilled temporary and short-term labor and by utilizing short-term leases on equipment and manufacturing facilities. In addition, our capacity and core competencies for printed circuit board assemblies (PCBAs), precision molding, tool making, assembly, and engineering can be applied to a wide variety of products.

Gross Profit

Gross profit as a percentage of sales for the second quarter of fiscal year 2009 was 8.1% compared to 6.9% for the second quarter of fiscal year 2008. Gross profit was 7.6% for the first six months of fiscal 2009 compared to 6.9% for the first six months of fiscal 2008. The increase in gross profit as a percentage of sales for the second quarter of fiscal year 2009 and the first six months of fiscal 2009 as compared to the same periods of fiscal 2008 was due to reduced labor related costs, improved production efficiencies and lower operating expenses as the result of favorable exchange rates. Additionally, the level of gross margin is impacted by facility utilization, product mix, timing of the start up of new programs, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

Included in gross profit are charges related to changes in the allowance for obsolete inventory. Specifically, we had provisions for obsolete inventory of $200,000 and $14,000 for the first six months of fiscal year 2009 and 2008, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses

Total operating expenses were $3.4 million in the second quarter of fiscal year 2009 and $1.6 million in the second quarter of fiscal year 2008. The difference was mainly attributable to the goodwill impairment charge of $765,000 during the second quarter of fiscal year 2009 and the gain realized on the sale of real estate of $951,000 during the second quarter of fiscal year 2008. Operating expenses as a percentage of sales increased to 7.3% in the second quarter of fiscal year 2009 from 3.1% in the second quarter of fiscal year 2008. Operating expenses for the first six months of fiscal year 2009 were $6.2 million compared to $4.1 million in the first six months of fiscal year 2008. Operating expenses as a percentage of sales increased to 6.5% in the first six months of fiscal year 2009 from 4.3% in the first six months of fiscal year 2008. The increase in total operating expenses during the first six months of fiscal year 2009 when compared to the same period of fiscal year 2008, was mainly due to increases in selling, general and administrative (SG&A) expenses, the goodwill impairment charge and the gain realized on the sale of real estate realized in the prior year.

Total SG&A expenses were $2.1 million and $1.9 million during the second quarters of fiscal years 2009 and 2008, respectively. SG&A expenses for the first six months of fiscal year 2009 were $4.2 million compared to $3.8 million in the first six months of fiscal year 2008. Higher SG&A expenses in the second quarter and first six months of fiscal 2009 compared to the same periods of fiscal 2008 were attributable to foreign exchange losses on Mexican peso denominated financial assets and the addition of a sales representative. Additionally, for the first six months of fiscal year 2009 compared to fiscal year 2008 there was a charge of $75,000 and $11,000, respectively, to provide for doubtful collection of receivables.

Total research, development, and engineering (RD&E) expenses were $592,000 and $641,000 during the second quarters of fiscal years 2009 and 2008, respectively. RD&E expenses were $1.2 million and $1.3 million in the first six months of fiscal 2009 and 2008, respectively. Lower RD&E expenses in the second quarter and first six months of fiscal year 2009 compared to the same periods of fiscal year 2008 were the result of cost reduction efforts to keep RD&E expenses below the prior fiscal year periods.

Interest

Interest expense decreased to $180,000 in the second quarter of fiscal year 2009 from $241,000 in the second quarter of fiscal year 2008. For the first six months of fiscal years 2009 and 2008, interest expense amounted to $362,000 and $510,000, respectively. The decreases in interest expense in the second quarter and first six months of fiscal year 2009 compared to the same periods of fiscal year 2008 are due to a decrease in the average outstanding revolving credit facility balance and a decrease in variable interest rates.

Income Taxes

We had domestic tax loss carryforwards of approximately $42.9 million and other future deductible temporary differences and tax credit carryforwards at June 28, 2008. In accordance with SFAS No. 109, we assess the sources of future taxable income, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. We have determined that a valuation allowance of $11.0 million on the total deferred tax asset is appropriate as of December 27, 2008. Our judgments regarding future use of deferred tax assets may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and estimates change in the future the valuation allowance will be adjusted accordingly and any resulting increase or decrease will result in an additional income tax expense or benefit.

The income tax provisions for the second quarters of fiscal year 2009 and 2008 are primarily due to foreign income tax payable on behalf of our subsidiaries in China and Mexico. The domestic income tax attributable to current period operations was absorbed by net operating loss carryforwards still covered by deferred tax asset reserves. We applied certain tax credits to offset all of the tax liabilities of our Mexican subsidiaries in previous years. We are expecting to pay income taxes for calendar year 2008 due to recently enacted tax laws in Mexico.

Backlog

On December 27, 2008, we had an order backlog of approximately $30.3 million. This compares with a backlog of approximately $49.7 million on December 29, 2007. The change in backlog at December 27, 2008, when compared to December 29, 2007, was due to the decline in demand from our existing customers as the result of the unfavorable global economic situation. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Cash provided by operating activities was $854,000 during the six months ended December 27, 2008 compared to $393,000 used in operating activities during the same period of the prior fiscal year. The increase in cash provided by operating activities during the first six months of fiscal year 2009 when compared to the same period of the prior fiscal year is due to a decrease in trade receivables of $6.4 million, a decrease in other assets of $610,000, and other non-cash operating changes. Cash provided by operating activities was offset by the decrease in accounts payable of $7.0 million and accrued compensation and vacation expense of $1.8 million. The cash provided by trade receivables increased as the result of higher collections for the quarter ended December 27, 2008 compared with the quarter ended December 29, 2007. The decrease in accounts payable during the first six months of fiscal 2009 was due to a decrease in inventory received compared to inventory received in the quarter ended December 29, 2007, as well as an increase in available cash flow and taking early pay discounts from suppliers. Accounts payable fluctuates with changes in inventory levels and negotiated supplier terms. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change the amount of inventory may also fluctuate.

Investing Cash Flow

During the first six months of fiscal year 2009, we spent $260,000 for capital additions compared to $727,000 in the same period of the previous fiscal year. Our capital expenditures primarily consist of purchases of manufacturing equipment to support our production facilities. We also use leases to acquire equipment. Operating leases are often utilized when technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.

Financing Cash Flow

Our primary financing activity during the first six months of fiscal years 2009 and 2008 was borrowing and repayment under our revolving loan financing agreement. Our financing agreement provides a revolving credit facility of up to $25 million. The range of interest rates on the balances on outstanding contracts was 3.25% to 4.61% on December 27, 2008. The credit facility matures on August 22, 2009. However, we fully anticipate renewing the revolving loan agreement with CIT or signing a new loan agreement with another lender prior to August 22, 2009. As of December 27, 2008, we were in compliance with our loan covenant, and based on eligible collateral, approximately $10.1 million was available for drawdown from the revolving line of credit.

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

Potential Fluctuations in Quarterly Results

Our quarterly operating results have varied in the past and may vary in the future due to a variety of factors, including adverse changes in the U.S. and global economic conditions, volatility in overall demand for our customers’ products, success of customers’ programs, timing of new programs, new product introductions or technological advances by us, our customers and our competitors and changes in pricing policies by us, our customers, our suppliers and our competitors. Our customer base is diverse in the markets they serve, however, decreases in demand from customers that supply the banking and gambling industries could affect future quarterly results. Additionally, our customers could be impacted by the illiquidity of the credit markets which could directly impact our Company.

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

Economic Conditions

Recently there have been adverse conditions and uncertainty in the global economy as the result of unstable global financial and credit markets, inflation, and recession. These unfavorable economic conditions and the weakness of the credit market could affect the demand for our customers’ products. If the current global economic conditions continue some of our customers could continue to reduce orders and change forecasts which could adversely affect our sales in future periods. Additionally, the financial strength of our customers and suppliers and their ability to obtain and rely on credit financing may affect their ability to fulfill their obligations to us and have an adverse affect on our financial results.

Credit Markets

The current illiquidity and financial instability in the credit markets could adversely impact our lender, CIT, and potentially limit our ability to borrow under our current revolving credit facility. Additionally, as we pursue renewing or replacing our revolving credit facility, the illiquidity and uncertainty in the credit markets could adversely impact our ability to renew or obtain such financing. Our inability to obtain such financing before our current credit facility matures could adversely affect our business.

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

Concentration of Major Customers

At present, our customer base is highly concentrated and could become more or less concentrated. Our largest EMS customer accounted for 18% of net sales in fiscal year 2008. This same customer accounted for 17% of sales in 2007 and 18% in 2006. For the fiscal years ended 2008, 2007, and 2006, the five largest customers accounted for 68%, 73% and 71% of total sales, respectively. There can be no assurance that our principal customers will continue to purchase products from us at current levels, specifically with the global economic environment. Moreover, we typically do not enter into long-term volume purchase contracts with our customers, and our customers have certain rights to extend or delay the shipment of their orders. We, however, require that our customers contractually agree to buy back inventory purchased within specified lead times to build their products if not used.

The loss of one or more of our major customers, or the reduction, delay or cancellation of orders from such customers, due to economic conditions or other forces, could materially and adversely affect our business, operating results and financial condition. Specifically, some of our major customers provide products to the banking and gambling industries which have been adversely affected by the unfavorable economic conditions. The contraction in demand from our customers in these industries could continue to impact our customer orders and continue to have a negative impact on our operations over the next several fiscal quarters.

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

Foreign Manufacturing Operations

Most of the products manufactured by us are produced at our facilities located in Mexico and China. Accordingly, our operations are subject to a variety of risks and factors unique to international operations including foreign economic and political risk; import and export duties; currency fluctuations; and value added taxes; import and export regulation changes; and the burden and cost of compliance with foreign laws.

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

Foreign Currency Fluctuations

A significant portion of our operations and customers are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us could directly or indirectly affect our financial results. Future currency fluctuations are dependent upon a number of factors and cannot be easily predicted. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. However, unexpected expenses could occur from future fluctuations in exchange rates.

Dilution and Stock Price Volatility

As of December 27, 2008, there were outstanding options for the purchase of 975,577 shares of our common stock (Common Stock), all of which were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the Common Stock are exercised. Our stock price may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to us such as variations in quarterly operating results or changes in earnings estimates, or to factors relating to the EMS industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

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

A significant portion of our operations and customers are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. However, unexpected expenses could occur from future fluctuations in exchange rates.

Item 4(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of December 27, 2008, the Company’s disclosure controls and procedures are effective based on that criteria.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during our second quarter ended December 27, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on October 23, 2008 at which shareholders voted on proposals as follows:

		Votes For	Votes Against Or Withheld	Votes Abstained
Proposal 1:	Election of Directors:
	James R. Bean	8,607,724	450,759
	Jack W. Oehlke	8,759,991	298,492
	Dale F. Pilz	8,602,709	455,774
	Yacov A. Shamash	8,758,681	299,802
	Patrick Sweeney	8,605,409	453,074

Proposal 2:	Ratification of Appointment of BDO Seidman, LLP as independent auditors for fiscal year 2009	9,020,652	31,638	6,194

Item 6.	Exhibits

(31.1)	Certification of Chief Executive Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

(31.2)	Certification of Chief Financial Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

(32.1)	Certification of Chief Executive Officer (18 U.S.C. 1350)

(32.2)	Certification of Chief Financial Officer (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/s/ Jack W. Oehlke
Jack W. Oehlke	Date: February 10, 2009
(Director, President and Chief Executive Officer)

/s/ Ronald F. Klawitter
Ronald F. Klawitter	Date: February 10, 2009
(Principal Financial Officer and Principal Accounting Officer)