Form 10-Q
period 2009-03-28
KEY TRONIC CORP
filed 2009-05-08
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE PERIOD ENDED MARCH 28, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE PERIOD FROM TO .

Commission File Number 0-11559

KEY TRONIC CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-0849125
(State of Incorporation)	(I.R.S. Employer Identification No.)

N. 4424 Sullivan Road

Spokane Valley, Washington 99216

(509) 928-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 1, 2009, 10,065,974 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

*	Items are not applicable

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 28, 2009	June 28, 2008
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,009	$2,879
Trade receivables, net allowance for doubtful accounts of $657 and $110	28,581	36,018
Inventories	38,356	37,927
Other	4,568	4,893

Total current assets	72,514	81,717

Property, plant and equipment - net	9,940	10,798

Other assets:
Restricted cash	92	39
Deferred income tax asset	4,177	4,210
Other	723	815
Goodwill	—	765

Total other assets	4,992	5,829

Total assets	$87,446	$98,344

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$21,061	$29,497
Accrued compensation and vacation	2,712	4,388
Revolving loan	10,883	—
Current portion of other long-term obligations	410	470
Other	2,090	1,667

Total current liabilities	37,156	36,022

Long-term liabilities:
Revolving loan	—	12,348
Other long-term obligations	666	893

Total long-term liabilities	666	13,241

Total liabilities	37,822	49,263

Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, no par value - shares authorized 25,000; issued and outstanding 10,066 and 10,024 shares, respectively	39,358	39,301
Retained earnings	10,556	9,780
Accumulated other comprehensive loss	(290)	—

Total shareholders’ equity	49,624	49,081

Total liabilities and shareholders’ equity	$87,446	$98,344

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarters Ended
	March 28, 2009	March 29, 2008
	(in thousands, except per share amounts)
Net sales	$44,233	$51,461
Cost of sales	40,921	47,234

Gross profit on sales	3,312	4,227

Operating expenses:
Research, development and engineering	533	679
Selling, general and administrative	2,340	2,081

Total operating expenses	2,873	2,760

Operating income	439	1,467
Interest expense	131	254

Income before income tax provision	308	1,213
Income tax provision	46	46

Net income	$262	$1,167

Earnings per share – basic	$0.03	$0.12
Weighted average shares outstanding - basic	10,066	10,024
Earnings per share – diluted	$0.03	$0.11
Weighted average shares outstanding - diluted	10,066	10,207

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended
	March 28, 2009	March 29, 2008
	(in thousands, except per share amounts)
Net sales	$139,460	$146,835
Cost of sales	128,925	136,039

Gross profit on sales	10,535	10,796

Operating expenses:
Research, development and engineering	1,751	1,997
Selling, general and administrative	6,533	5,851
Goodwill impairment	765	—
Gain on sale of real estate	—	(951)

Total operating expenses	9,049	6,897
Operating income	1,486	3,899
Interest expense	493	764

Income before income tax provision	993	3,135
Income tax provision	217	149

Net income	$776	$2,986

Earnings per share – basic	$0.08	$0.30
Weighted average shares outstanding - basic	10,057	9,988
Earnings per share – diluted	$0.08	$0.29
Weighted average shares outstanding - diluted	10,075	10,293

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(in thousands)		(in thousands)
Net income	$262	$1,167	$776	$2,986
Other comprehensive loss:
Unrealized loss on foreign exchange contracts	(290)	—	(290)	—

Comprehensive (loss) income	$(28)	$1,167	$486	$2,986

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 28, 2009	March 29, 2008
	(in thousands)
Cash flows from operating activities:
Net income	$776	$2,986
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,145	1,282
Goodwill impairment charge	765	—
Provision for doubtful accounts	608	64
Provision for obsolete inventory	248	149
Provision for (recovery of) warranty	(96)	43
Gain on disposal of assets	—	(952)
Changes in operating assets and liabilities:
Trade receivables	6,829	(2,068)
Inventories	(677)	(6,497)
Other assets	411	(294)
Accounts payable	(8,436)	5,150
Accrued compensation and vacation	(1,676)	(136)
Other liabilities	211	(774)

Cash provided by (used in) operating activities	108	(1,047)

Cash flows from investing activities:
Purchase of property and equipment	(256)	(920)
Proceeds from sale of property and equipment	—	1,485

Cash provided by (used in) investing activities	(256)	565

Cash flows from financing activities:
Payment of financing costs	(50)	(50)
Proceeds from long term debt	—	215
Repayment of long term debt	(211)	(182)
Decrease (increase) in restricted cash	(53)	399
Borrowings under revolving credit agreement	152,598	147,699
Repayment of revolving credit agreement	(154,063)	(149,281)
Proceeds from exercise of stock options	57	253

Cash used in financing activities	(1,722)	(947)

Net decrease in cash and cash equivalents	(1,870)	(1,429)
Cash and cash equivalents, beginning of period	2,879	3,386

Cash and cash equivalents, end of period	$1,009	$1,957

Supplemental cash flow information:
Interest payments	$509	$792
Income tax payments, net of refunds	$400	$401

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

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarters ended March 28, 2009 and March 29, 2008 were 13 week periods.

2.	INVENTORIES

The components of inventories consist of the following (in thousands):

	March 28, 2009	June 28, 2008
Finished goods	$9,854	$8,774
Work-in-process	4,275	3,521
Raw materials and supplies	24,227	25,632

	$38,356	$37,927

3.	REVOLVING LOAN

In 2001, the Company entered into a financing agreement with CIT Group/Business Credit, Inc. (CIT) which provides a revolving credit facility up to $25 million. The revolving loan is secured by the assets of the Company. The interest rate provisions allow for a variable rate based on either the JP Morgan Chase prime rate or LIBOR rate on specific short term traunches. The agreement specifies four alternative levels of margin to be added to the LIBOR rate depending on the Company’s fixed charge ratio. Interest rates on the balances on outstanding contracts ranged from 2.85% to 3.25% as of March 28, 2009, compared to 4.38% to 6.71% as of March 29, 2008. The decrease in rates for the third quarter of fiscal year 2009 as compared to third quarter of fiscal year 2008 is related to decreases in published prime and LIBOR rates.

The agreement and subsequent amendments contain a financial covenant that relates to a minimum fixed charge ratio. The Company is in compliance with its loan covenant. The revolving loan matures August 22, 2009. As of March 28, 2009, based on the Company’s collateral, approximately $9.9 million was available to draw from the revolving line of credit.

Due to the fact that the agreement matures in less than a year, the Company is required to classify the revolving loan balance as a current liability. However, the Company anticipates it will renew the revolving loan agreement with CIT or sign a new loan agreement with another lender prior to August 22, 2009. The terms and conditions of the new revolving loan agreement could be significantly different from the current agreement.

4.	INCOME TAXES

The Company had domestic income tax loss carryforwards of approximately $42.9 million at June 28, 2008. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. In accordance with SFAS No. 109, management assessed the Company’s recent operating levels and the sources of future taxable income to estimate a valuation allowance. Management has determined that the valuation allowance of $11.1 million is appropriate as of March 28, 2009. Therefore, the Company increased the valuation allowance which had the effect of offsetting the domestic tax provision for the quarter ended March 28, 2009. The Company’s judgments regarding future use of deferred tax assets may change due to changes in market conditions, changes in tax laws or other factors. If assumptions and estimates change in the future the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional income tax expense or benefit.

In addition to its domestic operations, the Company has subsidiaries in Mexico and China. The Company is currently applying certain tax credits to offset the income tax liabilities of its Mexican subsidiaries. As of January 1, 2008, the Company became subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The effect of IETU and an associated presidential decree on fiscal year 2009 has been included in the effective tax rate for the nine months ended March 28, 2009 and was approximately $196,000. The Company continues to pay income tax in China which totaled approximately $21,000 for the nine months ended March 29, 2008. Accordingly, the income tax provisions for the third quarter of fiscal years 2009 and 2008 are primarily attributable to the taxable earnings of the Company’s foreign subsidiaries.

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

Basic EPS is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding during the period. Basic and diluted EPS are as follows:

	Third Quarters Ended
	(in thousands, except per share information)
	March 28, 2009	March 29, 2008
Net income	$262	$1,167
Weighted average shares outstanding	10,066	10,024
Basic earnings per share	$0.03	$0.12
Diluted shares outstanding	10,066	10,207
Diluted earnings per share	$0.03	$0.11

	Nine Months Ended
	(in thousands, except per share information)
	March 28, 2009	March 29, 2008
Net income	$776	$2,986
Weighted average shares outstanding	$10,057	9,988
Basic earnings per share	$0.08	$0.30
Diluted shares outstanding	10,075	$10,293
Diluted earnings per share	$0.08	$0.29

There were approximately 973,000 and 702,000 antidilutive stock options not included in the diluted shares outstanding for the third quarters ended March 28, 2009 and March 29, 2008, respectively. There were approximately 930,000 and 670,000 antidilutive stock options not included in the diluted shares outstanding for the nine months ended March 28, 2009 and March 29, 2008, respectively. These were not included as the exercise prices exceeded the average market price during each of the respective periods.

6.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company had no material firm commitments to contractors and suppliers for capital expenditures at March 28, 2009.

Leases

The Company leases certain facilities, equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates over the next five years.

Warranties

The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was $30,000 and $167,000 as of March 28, 2009 and June 28, 2008, respectively.

7.	GOODWILL

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company recorded goodwill in the amount of $765,000, which related to the acquisition of Honeywell’s manufacturing facilities in Juarez, Mexico in fiscal year 1994. In accordance with SFAS No. 142, goodwill is not amortized, but must be analyzed for impairment at least annually. The Company’s goodwill impairment analysis was performed at the end of the second quarter each year using the two-step method.

As of December 27, 2008, the Company completed its annual impairment test. The Company performed the first step of its goodwill impairment test and determined that the book value of the Company exceeded its fair value based on the quoted market price of the Company’s stock as of December 26, 2008. The result of the first step indicated that goodwill was impaired and therefore, the Company performed the second step of the goodwill analysis in accordance with SFAS No. 142. The second step analyzes any excess or implied fair value of goodwill upon allocating the fair value of the Company to all its assets and liabilities other than goodwill and then comparing the residual amount, if any, to the book value of the goodwill. There was no residual amount of goodwill to allocate upon completing this step. As the deteriorating global economy adversely affected the Company’s common stock price, the Company concluded that 100% of the goodwill was impaired due to the significant and sustained decline in the Company’s market capitalization to below the book value. The Company recorded an impairment charge of approximately $765,000 for the quarter ended December 27, 2008. As of March 28, 2009, there was no goodwill recorded in the Company’s Consolidated Balance Sheet.

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

The following table summarizes the Company’s financial assets and liabilities (only those required to be measured at fair value on a recurring basis) at fair value as of March 28, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts	$—	$290	$—	$290

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

9.	DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment to SFAS No. 133, the Company has expanded the quarterly and annual disclosures on its derivative instruments and hedging activities. The Company has entered into foreign currency forward contracts and those contracts are accounted for as cash flow hedges under SFAS No. 133. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive (loss) income (OCI) and is reclassified into earnings in the same period which the underlying hedged transaction affects earnings. The derivative’s effectiveness represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.

The Company transacts business in Mexico and is subject to the risk of foreign currency exchange rate fluctuations. The Company enters into foreign currency forward contracts to manage the foreign currency fluctuations for Mexican peso denominated payroll, utility, tax, and accounts payable expenses. The foreign currency forward contracts have terms that are matched to the underlying transactions being hedged. As a result they are expected to fully offset the hedged risk and no ineffectiveness has been recorded.

As of March 28, 2009, the Company had outstanding foreign currency forward contracts of $11.8 million. The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparty to the foreign currency forward contracts is a major banking institution. The institution does not require collateral for the contracts and the Company believes that the risk of the counterparty failing to meet their contractual obligation is remote.

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of March 28, 2009 (in thousands):

Derivatives Designated as Hedging Instruments Under SFAS No. 133	Balance Sheet Location	March 28, 2009 Fair Value	June 28, 2008 Fair Value
Foreign currency forward contracts	Other liabilities	$290	$—

The following table summarizes the gain (loss) of derivative instruments on the Consolidated Statement of Operations for the three months ended March 28, 2009 (in thousands):

Derivatives Designated as Hedging Instruments under SFAS No. 133	OCI Balance as of December 27, 2008	Effective Portion Recorded In OCI	Effective Portion Reclassified From OCI Into Earnings	OCI Balance as of March 28, 2009
Settled foreign currency forward contracts	$49	$128	$(177)	$—
Unsettled foreign currency forward contracts	64	226	—	290

Total	$113	$354	$(177)	$290

10.	NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 as of March 28, 2009.

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

OVERVIEW

Key Tronic Corporation (dba: KeyTronicEMS Co.), was organized in 1969 as a Washington corporation that manufactured computer keyboards in the Spokane, Washington area. Our goal was to become the world’s largest manufacturer of input devices for terminals, word processors and personal computers. The ability to design, build and deliver a quality product led to a reputation in the industry that allowed us to become a leading independent manufacturer of keyboards for computers in the United States. Our fully integrated design, tooling and automated manufacturing capabilities enabled us to rapidly respond to customers’ needs for keyboards in production quantities worldwide. We supported our sales growth through the development and purchase of international manufacturing facilities. As the computer keyboard market matured with increasing competition from other international providers, we determined that our business could no longer solely rely on keyboard sales.

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

Net income for the third quarter of fiscal year 2009 was $0.3 million compared to $1.2 million for the third quarter of fiscal year 2008. The results for the third quarter of fiscal year 2009 included charges of approximately $533,000 for increased reserves on a doubtful foreign receivable and approximately $228,000 for severance charges related to cost reduction efforts. Net income was $0.8 million and $3.0 million for the first nine months of fiscal year 2009 and 2008, respectively. The decrease for the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008 was related to lower sales for the first nine months of fiscal year 2009 as compared to fiscal year 2008. Additionally, the results for the first nine months of fiscal year 2009 included charges of $765,000 for goodwill impairment, approximately $533,000 for increase reserves on a doubtful foreign receivable and approximately $228,000 for severance charges related to cost reduction efforts. Net income for the first nine months of fiscal year 2008 included a gain on the sale of real estate of $951,000.

Sales for the third quarter of fiscal year 2009 decreased 14% to $44.2 million compared to $51.5 million for the same period of fiscal year 2008. This decrease in sales reflects the expected lower demand from established customers due to the unfavorable global economic situation. New customers, as of the beginning of fiscal year 2008, contributed sales of approximately $14.3 million for the quarter ended March 28, 2009, compared to $6.8 million for the quarter ended March 29, 2008. Sales for the first nine months of fiscal 2009 were $139.5 million or a decrease of 5% from $146.8 million during the same period of the prior year. The sales to our new customers have partially offset the anticipated decline in demand from some of our existing customers. Sales in the fourth quarter of fiscal year 2009 are expected to be in the range of $40 million to $43 million.

We are expecting lower demand as the global economic situation is creating uncertainty and slowdowns in orders and reductions in forecasts from a number of our established customers. While we have maintained our existing customer base, we continue to see slowdowns in orders among these programs. Although the revenue growth from many of our new programs has also been slowed due to the recession, all of these new programs continue to move forward. New program sales are now expected to grow at a slower rate than previously anticipated; however, our flexible business model allows us to take immediate steps to reduce direct labor costs in our manufacturing facilities. Future results will depend on actual levels of customers’ orders and the timing of the start up of production of new product programs. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

Gross profit as a percentage of sales for the third quarter of fiscal year 2009 was 7.5% compared to 8.2% for the third quarter of fiscal year 2008. The decrease in gross profit as a percentage of net sales was the result of lower fixed cost absorption due to sales decreasing and charges related to cost reduction efforts. Additionally, the higher net sales to customers for the third quarter ended March 29, 2008 allowed us to drive higher utilization of our manufacturing facilities. Gross profit was 7.6% for the first nine months of fiscal year 2009 compared to 7.4% for the first nine months of fiscal year 2008. The slight increase in gross profit as a percentage of sales for the first nine months of fiscal year 2009 as compared to the same periods of fiscal year 2008 was due to reduced labor related costs, improving production efficiencies and lower operating expenses as the result of favorable exchange rates. Additionally, the level of gross margin is impacted by facility utilization, product mix, timing of the start up of new programs, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

We maintain a strong balance sheet with a current ratio of 1.95 and a long-term debt to equity ratio of 0.01. Our revolving loan in the amount of $10.9 million with CIT matures August 22, 2009 and has been reclassified from a long-term liability to a current liability. As a result, the current ratio and long-term debt to equity ratio are lower when compared to previous years. However, we anticipate that we will renew the revolving loan or enter into a new revolving loan agreement by the maturity date. Total cash provided by operations was $108,000 for the quarter ended March 28, 2009. We maintain sufficient liquidity for our expected future operations and had approximately $9.9 million available from our revolving line of credit based on eligible collateral at March 28, 2009. We believe that internally generated funds, our borrowing capacity, and leases on equipment should provide adequate capital for planned growth over the long term.

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

Allowance for Doubtful Accounts

We value our accounts receivable net of an allowance for doubtful accounts of $657,000 and $110,000 at March 28, 2009 and June 28, 2008, respectively. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.

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

Income Taxes

We had domestic tax loss carryforwards of approximately $42.9 million and other future deductible temporary differences and tax credit carryforwards at June 28, 2008. In accordance with SFAS No. 109, we assess the sources of future taxable income, based on management’s estimates, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. We have determined that a valuation allowance of $11.1 million on the total deferred tax asset is appropriate as of March 28, 2009. Our judgments regarding future use of deferred tax assets may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and estimates change in the future, the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional income tax expense or benefit.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we recorded goodwill in the amount of $765,000, which related to the acquisition of Honeywell’s manufacturing facilities in Juarez, Mexico in fiscal year 1994. In accordance with SFAS No. 142, goodwill is not amortized, but must be analyzed for impairment at least annually. Our goodwill impairment analysis was performed at the end of the second quarter each year using the two-step method.

As of December 27, 2008, we completed our annual impairment test. We performed the first step of our goodwill impairment test and determined that our book value exceeded our fair value based on the quoted market price of our stock as of December 26, 2008. The result of the first step indicated that goodwill was impaired and therefore, we performed the second step of the goodwill analysis in accordance with SFAS No. 142. The second step analyzes any excess or implied fair value of goodwill upon allocating our fair value to all our assets and liabilities other than goodwill and then comparing the residual amount, if any, to the book value of the goodwill. There was no residual amount of goodwill to allocate upon completing this step. As the deteriorating global economy adversely affected our common stock price, we concluded that 100% of the goodwill was impaired due to the significant and sustained decline in our market capitalization to below the book value. We recorded an impairment charge of approximately $765,000 for the quarter ended December 27, 2008. As of March 28, 2009 there was no goodwill recorded in our Consolidated Balance Sheet.

Derivatives

We have adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to SFAS No. 133. In accordance with these standards all material derivative instruments are recorded on the balance sheet at their respective fair values. Generally, if a derivative instrument is specifically designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. As of March 28, 2009, we had forward contracts to lock in known future cash outflows for payroll, utility, tax and accounts payable expenses denominated in the Mexican peso. As of March 28, 2009, the fair value of these contracts was a liability of approximately $290,000 which was included in other current liabilities and recorded as an unrealized loss in accumulated other comprehensive loss.

RESULTS OF OPERATIONS

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes. The following table presents the percentage relationship to net sales of certain items in the Consolidated Statements of Earnings for the periods indicated.

	Third Quarter Ended		Nine Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.5	91.8	92.4	92.6

Gross profit	7.5	8.2	7.6	7.4
Operating expenses
Research, development and engineering	1.2	1.3	1.3	1.4
Selling, general and administrative	5.3	4.0	4.7	4.0
Goodwill impairment	0.0	0.0	0.5	0.0
Gain on sale of real estate	0.0	0.0	0.0	(0.6)

Operating income	1.0	2.9	1.1	2.6
Interest expense	0.3	0.5	0.4	0.5

Income before income taxes	0.7	2.4	0.7	2.1
Income tax provision	0.1	0.1	0.1	0.1

Net income	0.6%	2.3%	0.6%	2.0%

Sales

Sales for the third quarter of fiscal year 2009 decreased 14% to $44.2 million compared to $51.5 million for the same period of fiscal year 2008. This decrease in sales reflects the expected lower demand from established customers due to the unfavorable global economic situation. New customers, as of the beginning of fiscal year 2008, contributed sales of approximately $14.3 million for the quarter ended March 28, 2009, compared to $6.8 million for the quarter ended March 29, 2008. Sales for the first nine months of fiscal 2009 were $139.5 million or a decrease of 5% from $146.8 million during the same period of the prior year. The sales to our established customers and these new customers have offset the anticipated decline in demand from some of our existing customers. Sales in the fourth quarter of fiscal year 2009 are expected to be in the range of $40 million to $43 million.

We are expecting lower demand as the global economic situation is creating uncertainty and slowdowns in orders and reductions in forecasts from a number of our established customers. While we have maintained our existing customer base, we continue to see slowdowns in orders among these programs. Although the revenue growth from many of our new programs has also been slowed due to the recession, all of these new programs continue to move forward. New program sales are now expected to grow at a slower rate than previously anticipated; however, our flexible business model allows us to take immediate steps to reduce direct labor costs in our manufacturing facilities. Future results will depend on actual levels of customers’ orders and the timing of the start up of production of new product programs. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

The following customers represented 10 percent or more of total net sales during the nine months ended March 28, 2009 and March 29, 2008, respectively: Lexmark International, Inc. (14.8%, 16.7%), International Gaming Technology, Inc. (14.0%, 17.5%) and Zebra Technologies Corporation (less than 10% for March 28, 2009, 16.7%). It is anticipated that new customer program wins will dilute the concentration of revenue of our top customers in the future.

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

Gross Profit

Gross profit as a percentage of sales for the third quarter of fiscal year 2009 was 7.5% compared to 8.2% for the third quarter of fiscal year 2008. The decrease in gross profit as a percentage of net sales was the result of lower fixed cost absorption due to sales decreasing and charges related to cost reduction efforts. Additionally, the higher net sales to customers for the third quarter ended March 29, 2008 allowed us to drive higher utilization of our manufacturing facilities. Gross profit was 7.6% for the first nine months of fiscal year 2009 compared to 7.4% for the first nine months of fiscal year 2008. The slight increase in gross profit as a percentage of sales for the first nine months of fiscal year 2009 as compared to the same periods of fiscal year 2008 was due to reduced labor related costs, improving production efficiencies and lower operating expenses as the result of favorable exchange rates. Additionally, the level of gross margin is impacted by facility utilization, product mix, timing of the start up of new programs, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

Included in gross profit are charges related to changes in the allowance for obsolete inventory. Specifically, we had provisions for obsolete inventory of $248,000 and $149,000 for the first nine months of fiscal year 2009 and 2008, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses

Total operating expenses were $2.9 million in the third quarter of fiscal year 2009 and $2.8 million in the third quarter of fiscal year 2008. The difference was mainly attributable to an increase in selling, general and administrative (SG&A) expenses. Operating expenses as a percentage of sales increased to 6.5% in the third quarter of fiscal year 2009 from 5.3% in the third quarter of fiscal year 2008.

Operating expenses for the first nine months of fiscal year 2009 were $9.0 million compared to $6.9 million in the first nine months of fiscal year 2008. Operating expenses as a percentage of sales increased to 6.5% in the first nine months of fiscal year 2009 from 4.8% in the first nine months of fiscal year 2008. The increase in total operating expenses during the first nine months of fiscal year 2009 when compared to the same period of fiscal year 2008, was mainly due to increases in SG&A expenses, the goodwill impairment charge of $765,000 and the gain realized on the sale of real estate realized in the prior year of $951,000.

Total SG&A expenses were $2.3 million and $2.1 million during the third quarters of fiscal years 2009 and 2008, respectively. The difference was mainly attributable to higher charges for doubtful receivables and severance costs offset by decreased expenses due to cost reduction efforts and favorable exchange rates. SG&A expenses for the first nine months of fiscal year 2009 were $6.5 million compared to $5.9 million in the first nine months of fiscal year 2008. Higher SG&A expenses in the first nine months of fiscal 2009 compared to the same period of fiscal 2008 were attributable to foreign exchange losses on Mexican peso denominated financial assets, the addition of a sales representative and severance charges related to cost reduction efforts. Additionally, for the first nine months of fiscal year 2009 compared to fiscal year 2008 there was a charge of $608,000 and $64,000, respectively, to provide for doubtful collection of receivables.

Total research, development, and engineering (RD&E) expenses were $533,000 and $679,000 during the third quarters of fiscal years 2009 and 2008, respectively. RD&E expenses were $1.8 million and $2.0 million in the first nine months of fiscal 2009 and 2008, respectively. Lower RD&E expenses in the third quarter and first nine months of fiscal year 2009 compared to the same periods of fiscal year 2008 were the result of cost reduction efforts.

Interest

Interest expense decreased to $131,000 in the third quarter of fiscal year 2009 from $254,000 in the third quarter of fiscal year 2008. For the first nine months of fiscal years 2009 and 2008, interest expense amounted to $493,000 and $764,000, respectively. The decreases in interest expense in the third quarter and first nine months of fiscal year 2009 compared to the same periods of fiscal year 2008 are due to a decrease in the average outstanding revolving credit facility balance and a decrease in variable interest rates.

Income Taxes

We had domestic tax loss carryforwards of approximately $42.9 million and other future deductible temporary differences and tax credit carryforwards at June 28, 2008. In accordance with SFAS No. 109, we assess the sources of future taxable income, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. We have determined that a valuation allowance of $11.1 million on the total deferred tax asset is appropriate as of March 28, 2009. Our judgments regarding future use of deferred tax assets may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and estimates change in the future the valuation allowance will be adjusted accordingly and any resulting increase or decrease will result in an additional income tax expense or benefit.

In addition to our domestic operations, we have subsidiaries in Mexico and China. We are currently applying certain tax credits to offset the income tax liabilities of our Mexican subsidiaries. As of January 1, 2008, we became subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The effect of IETU and an associated presidential decree on fiscal year 2009 has been included in the effective tax rate for the nine months ended March 28, 2009 and was approximately $196,000. We continue to pay income tax in China which totaled approximately $21,000 for the nine months ended March 29, 2008. Accordingly, the income tax provisions for the third quarter of fiscal years 2009 and 2008 are primarily attributable to the taxable earnings of our foreign subsidiaries.

Backlog

On March 28, 2009, we had an order backlog of approximately $29.7 million. This compares with a backlog of approximately $53.1 million on March 29, 2008. The change in backlog at March 28, 2009, when compared to March 28, 2008, was due to the decline in demand from our existing customers as the result of the unfavorable global economic situation. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Cash provided by operating activities was $108,000 during the nine months ended March 28, 2009 compared to $1.0 million used in operating activities during the same period of the prior fiscal year. The increase in cash provided by operating activities during the first nine months of fiscal year 2009 when compared to the same period of the prior fiscal year is due to a decrease in trade receivables of $6.8 million and a decrease in other assets of $411,000. Cash provided by operating activities was offset by the decrease in accounts payable of $8.4 million and accrued compensation and vacation expense of $1.7 million. The cash provided by trade receivables increased as the result of higher collections for the quarter ended March 28, 2009 compared with the quarter ended March 29, 2008 and taking early pay discounts from suppliers. The decrease in accounts payable during the first nine months of fiscal 2009 was due to a decrease in inventory received compared to inventory received in the quarter ended March 29, 2008. Accounts payable fluctuates with changes in inventory levels and negotiated supplier terms. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change the amount of inventory may also fluctuate.

Investing Cash Flow

During the first nine months of fiscal year 2009, we spent $256,000 for capital additions compared to $920,000 in the same period of the previous fiscal year. Our capital expenditures primarily consist of purchases of manufacturing equipment to support our production facilities. We also use leases to acquire equipment. Operating leases are often utilized when technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.

Financing Cash Flow

Our primary financing activity during the first nine months of fiscal years 2009 and 2008 was borrowing and repayment under our revolving credit facility. Our financing agreement provides a revolving credit facility of up to $25 million. The range of interest rates on the balances on outstanding contracts was 2.85 % to 3.25 % on March 28, 2009. The credit facility matures on August 22, 2009. However, we fully anticipate renewing the revolving loan agreement with CIT or signing a new loan agreement with another lender prior to August 22, 2009. As of March 28, 2009, we were in compliance with our loan covenant, and based on eligible collateral, approximately $9.9 million was available for drawdown from the revolving line of credit.

Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the existing and anticipated new revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future.

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

Potential Fluctuations in Quarterly Results

Our quarterly operating results have varied in the past and may vary in the future due to a variety of factors, including adverse changes in the U.S. and global economic conditions, volatility in overall demand for our customers’ products, success of customers’ programs, timing of new programs, new product introductions or technological advances by us, our customers and our competitors and changes in pricing policies by us, our customers, our suppliers and our competitors. Our customer base is diverse in the markets they serve, however, decreases in demand, particularly from customers that supply the banking and gambling industries, could affect future quarterly results. Additionally, our customers could be impacted by the illiquidity of the credit markets which could directly impact our operating results.

Component procurement, production schedules, personnel and other resource requirements are based on estimates of customer requirements. Occasionally, our customers may request accelerated production that can stress resources and reduce operating margins. In addition, because many of our operating expenses are relatively fixed, a reduction in customer demand can harm our gross profit and operating results. The products which we manufacture for our customers have relatively short product lifecycles. Therefore, our business, operating results and financial condition are dependent in significant way on our ability to obtain orders from new customers and new product programs from existing customers.

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

Foreign Manufacturing Operations

Most of the products manufactured by us are produced at our facilities located in Mexico and China. Accordingly, our operations are subject to a variety of risks and factors unique to international operations including foreign economic and political risk; civil unrest; import and export duties; currency fluctuations; and value added taxes; import and export regulation changes; and the burden and cost of compliance with foreign laws.

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

Foreign Currency Fluctuations

A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us could directly or indirectly affect our financial results. Future currency fluctuations are dependent upon a number of factors and cannot be easily predicted. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. However, unexpected expenses could occur from future fluctuations in exchange rates.

Dilution and Stock Price Volatility

As of March 28, 2009, there were outstanding options for the purchase of 973,077 shares of our common stock (Common Stock), all of which were vested and exercisable. Holders of the Common Stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the Common Stock are exercised. Our stock price may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to us such as variations in quarterly operating results or changes in earnings estimates, or to factors relating to the EMS industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

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

Interest Rate Risk

We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility is secured by substantially all of our assets. The interest rates applicable to our revolving credit facility fluctuate with the JP Morgan Chase Bank prime rate and LIBOR rates. There was outstanding $10.9 million in borrowings under our revolving credit facility as of March 28, 2009.

Foreign Currency Exchange Risk

A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $11.8 million of foreign currency forward contracts as of March 28, 2009. The fair value of these contracts was $290,000 and was recorded in other liabilities in the Consolidated Balance Sheet as of March 28, 2009. However, unexpected expenses could occur from future fluctuations in exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of March 28, 2009, the Company’s disclosure controls and procedures are effective based on that criteria.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during our third quarter ended March 28, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

KEY TRONIC CORPORATION

/s/ Craig D. Gates	Date: May 8, 2009
Craig D. Gates
(President and Chief Executive Officer)

/s/ Ronald F. Klawitter	Date: May 8, 2009
Ronald F. Klawitter
(Principal Financial Officer and Principal Accounting Officer)