Form 10-K
period 2009-06-27
KEY TRONIC CORP
filed 2009-09-11
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

As of December 27, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5.6 million based on the closing price as reported on the NASDAQ.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,065,974 shares of common stock were outstanding as of August 31, 2009.

Documents Incorporated by Reference:

The following documents are incorporated by reference to the extent specified herein:

Document Description	Part of Form 10-K
Proxy Statement dated September 18, 2009	Part III

KEY TRONIC CORPORATION

2009 FORM 10-K

FORWARD-LOOKING STATEMENTS

References in this report to “the Company”, “Key Tronic”, “we”, “our”, or “us” mean Key Tronic Corporation together with its subsidiaries, except where the context otherwise requires.

This Annual Report on Form 10-K contains forward-looking statements in addition to historical information. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to those outlined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks and Uncertainties that May Affect Future Results.” Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so. Readers should carefully review the risk factors described in periodic reports the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I

Item 1.	BUSINESS

Overview

Key Tronic Corporation (dba: KeyTronicEMS Co.), was organized in 1969 as a Washington corporation that locally manufactured computer keyboards. Our goal was to become the world’s largest manufacturer of input devices for terminals, word processors and personal computers. The ability to design, build and deliver a quality product led to a reputation in the industry, allowing us to be a leading independent manufacturer of keyboards for computers in the United States. Our fully integrated design, tooling, and automated manufacturing capabilities enabled us to rapidly respond to customers’ needs for keyboards in production quantities worldwide. We supported our sales growth through the development and purchase of international manufacturing facilities. As the computer keyboard market matured with increasing competition from other international providers, we determined that our business could no longer solely rely on keyboard sales.

After assessing market conditions and our strengths and capabilities in 1999, we shifted focus from keyboard manufacturing to contract manufacturing for a wide range of products. Our new strategy was based on our original core strengths of innovative design and engineering expertise in electronics, mechanical engineering, and precision plastics combined with high-quality, low cost production, and assembly on a global basis. These strengths have made our company a strong competitor in the electronic manufacturing services (EMS) market. As we fully transitioned into an EMS provider, our new customer base became comprised of world-class customers from a wide range of industries.

The EMS industry experienced growth over the past several years as more original equipment manufacturers (OEMs) chose to outsource manufacturing. This expansion of the EMS industry allowed us to continue to expand our customer base and the industries that we serve. However, the challenging global economic environment has had a negative impact on our results of operations as the demand from our customers has declined. We successfully confronted the challenging global economic environment in fiscal year 2009 by reducing our costs while ramping up new customer programs, which allowed us to maintain profitability and strengthen our balance sheet. The ramp up for our new programs was slowed by the recession, but these new programs continue to represent a growing portion of our revenue and a promising foundation for our future. In keeping with our long-term strategic objectives, we have been successfully building a more diversified customer portfolio and a less concentrated revenue base, spanning a wider range of industries. We currently offer our customers the following services: integrated electronic and mechanical engineering, precision plastic molding, assembly, component selection, sourcing and procurement, worldwide logistics, and new product testing and production all at competitive pricing due to our global footprint.

We believe that we are well positioned in the EMS industry to continue the expansion of our customer base and achieve long term growth. Our core strengths continue to support our growth and our customers’ needs. We continue to focus on controlling operating expenses and leveraging the synergistic capabilities of our world-class facilities in the United States, Mexico, and China. This global production capability provides our customers with the benefits of improved supply-chain management, reduced inventory, lower labor costs, lower transportation costs, and reduced product fulfillment time. Given our competitive advantages and the growing need for some potential customers to move forward with their outsourcing strategies, we are strongly positioned to win new business in coming periods and grow our revenue and profits as the global economic environment improves.

The EMS industry is intensely competitive. We have less than 1% of the potential global market and our revenue can fluctuate significantly due to reliance on a concentrated base of customers. We are planning for new customer growth in the coming quarters by securing new programs, increasing our worldwide manufacturing capacity, and continuing to improve our manufacturing processes. Ongoing challenges that we face include the following: continuing to win programs from new and existing customers, balancing production capacity and key personnel in each of our manufacturing locations, improving operating efficiencies, controlling costs while developing competitive pricing strategies, and successfully transitioning new program wins to full production.

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

Sales of the majority of our products have historically not been seasonal in nature, but may be seasonal in the future if there are changes in the types of products manufactured. Sales can, however, fluctuate significantly between quarters from changes in customer demand due to our revenue concentration in a few specific customers.

For the fiscal years ended June 27, 2009, June 28, 2008, and June 30, 2007, the five largest customers in each year accounted for 52%, 68%, and 73% of total sales, respectively. The following customers represented 10 percent or more of total net sales over the last three fiscal years: Lexmark International, Inc. (14%, 15%, 18%), International Game Technology, Inc. (13%, 18%, 17%), Zebra Technologies Corporation (less than 10%, 18%, 22%), and Imation Corporation (10%, less than 10%, less than 10%). It is anticipated that our new customer program wins will dilute our concentration of revenue in our current top five customers in the future.

Although keyboard manufacturing is still included in our product offerings, we expect annual keyboard sales to decline over time. We realized revenues of approximately $4.2 million, $5.8 million, and $5.6 million in fiscal years 2009, 2008, and 2007, respectively, from the sale of keyboards. In order to accommodate the demand for standard keyboard layouts, we maintain a purchase-from-stock program. The more popular standard layouts are built and stocked for immediate availability.

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

Research, Development, and Engineering

Research, development, and engineering (RD&E) expenses consist principally of employee related costs, third party development costs, program materials costs, depreciation, and allocated information technology and facilities costs. Our RD&E expenses were $2.3 million, $2.7 million, and $3.2 million in fiscal years 2009, 2008, and 2007 respectively. In each of these years, we focused most of our RD&E efforts on current customer EMS programs. The decrease in RD&E in fiscal year 2009 compared to fiscal year 2008 is the result of cost reduction efforts and lower incentive and bonus expenses. The decrease in RD&E in fiscal year 2008 compared to fiscal year 2007 is related to transferring engineers and support personnel from RD&E to manufacturing costs of sales as their job roles changed to support the new SMT line in Spokane Valley, Washington.

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

Employees

We consider our employees to be our primary strength and we make considerable efforts to maintain a well-qualified workforce. Our employee benefits include bonus programs involving periodic payments to all employees based on meeting quarterly or fiscal year performance targets. We regularly provide transportation, medical services, and meals to all of our employees in foreign locations. We maintain a 401(k) plan for U.S. employees, which provides a discretionary matching company contribution of up to 4% of an employee’s salary. We provide group health, life, and disability insurance plans. We also maintain stock option plans and other long term incentive plans for certain employees and outside directors.

As of June 27, 2009, we had 1,963 employees compared to 2,502 on June 28, 2008, and 2,227 on June 30, 2007. Since we can have significant fluctuations in product demand, we seek to maintain flexibility in our workforce by utilizing skilled temporary and short-term contract labor in our manufacturing facilities in addition to full-time employees. The change in the number of employees was a result of a change in product mix. Certain products require more hand assembly than others. Our employees in Reynosa, Mexico, which represent approximately 13% of the Company’s employees, are represented by a local union. We have no history of any material interruption of production due to labor disputes.

Backlog

On July 25, 2009, our order backlog was valued at approximately $29.9 million, compared to approximately $42.2 million on July 27, 2008. Even though our order backlog is comprised of firm purchase orders, the amount of backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue. Due to the relationships with our customers, we will occasionally allow orders to be canceled or rescheduled and as a result is not a meaningful indicator of future financial results. If there are canceled or rescheduled orders, we will attempt to negotiate fees to cover the costs we have incurred. The change in backlog at July 25, 2009, when compared to July 27, 2008, is due to a decrease in demand from our customers as the result of the unfavorable global economic environment. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next twelve months, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.

Foreign Markets

Information concerning net sales and long-lived assets (property, plant, and equipment) by geographic areas is set forth in footnote 12 of the consolidated financial statements of this Annual Report on Form 10-K, under the caption “Enterprise-Wide Disclosures”, and that information is incorporated herein.

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

Potential Fluctuations in Quarterly Results

Our quarterly operating results have varied in the past and may vary in the future due to a variety of factors, including adverse changes in the U.S. and global economic environment, volatility in overall demand for our customers’ products, success of customers’ programs, timing of new programs, new product introductions or technological advances by us, our customers and our competitors, and changes in pricing policies by us, our customers, our suppliers, and our competitors. Our customer base is diverse in the markets they serve, however, decreases in demand, particularly from customers that supply the banking and gambling industries, could affect future quarterly results. Additionally, our customers could be impacted by the illiquidity of the credit markets which could directly impact our operating results.

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

Economic Conditions

Recently there have been adverse conditions and uncertainty in the global economy as the result of unstable global financial and credit markets, inflation, and recession. These unfavorable economic conditions and the weakness of the credit market could affect the demand for our customers’ products. If the current global economic environment continues some of our customers could continue to reduce orders and change forecasts which could adversely affect our sales in future periods. Additionally, the financial strength of our customers and suppliers and their ability to obtain and rely on credit financing may affect their ability to fulfill their obligations to us and have an adverse affect on our financial results.

Credit Markets

The current illiquidity and financial instability in the credit markets could adversely impact lenders and potentially limit the ability of our suppliers and customers to borrow. This may affect their ability to fulfill their obligations to us and have an adverse affect on our financial results.

Competition

The EMS industry is intensely competitive. Competitors may offer customers lower prices on certain high volume programs. This could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect our business, operating results, and financial condition. If we were unable to provide comparable or better manufacturing services at a lower cost than our competitors, it could cause sales to decline. In addition, competitors can copy our non-proprietary designs after we have invested in development of products for customers, thereby enabling such competitors to offer lower prices on such products due to savings in development costs.

Concentration of Major Customers

At present, our customer base is highly concentrated and could become more or less concentrated. Our largest EMS customer accounted for 14% of net sales in fiscal year 2009. This same customer accounted for 15% of sales in 2008, and 18% in 2007. For the fiscal years ended 2009, 2008, and 2007, the five largest customers accounted for 52%, 68%, and 73% of total sales, respectively. There can be no assurance that our principal customers will continue to purchase products from us at current levels. Moreover, we typically do not enter into long-term volume purchase contracts with our customers, and our customers have certain rights to extend or delay the shipment of their orders. We, however, require that our customers contractually agree to buy back inventory purchased within specified lead times to build their products if not used.

The loss of one or more of our major customers, or the reduction, delay or cancellation of orders from such customers, due to economic conditions or other forces, could materially and adversely affect our business, operating results and financial condition. Specifically, some of our major customers provide products to the banking and gambling industries which have been adversely affected by the unfavorable economic environment. The contraction in demand from our customers in these industries could continue to impact our customer orders and continue to have a negative impact on our operations over the next several fiscal quarters.

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

Foreign Manufacturing Operations

Most of the products manufactured by us are produced at our facilities located in Mexico and China. Accordingly, our operations are subject to a variety of risks and factors unique to international operations including foreign economic and political risk; civil unrest; import and export duties; currency fluctuations; value added taxes; import and export regulation changes; and the burden; and cost of compliance with foreign laws.

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

Interest Rate Risk

We are exposed to interest rate risk under our revolving credit facility with interest rates based on various levels of margin added to published prime rate and LIBOR rates depending on the calculation of a certain financial covenant.

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

Dilution and Stock Price Volatility

As of June 27, 2009, there were outstanding options for the purchase of 784,827 shares of our common stock, all of which were vested and exercisable. Holders of the common stock will suffer immediate and substantial dilution to the extent outstanding options to purchase the common stock are exercised. Our stock price may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to us such as variations in quarterly operating results or changes in earnings estimates, or to factors relating to the EMS industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

Disclosure and Internal Controls

Management does not expect that our disclosure controls and internal controls and procedures will prevent all errors or fraud. A control system is designed to give reasonable, but not absolute, assurance that the objectives of the control system are met. In addition, any control system reflects resource constraints and the benefits of controls must be considered relative to their costs. Inherent limitations of a control system may include: judgments in decision making may be faulty, breakdowns can occur simply because of error or mistake and controls can be circumvented by collusion or management override. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

We have manufacturing and sales operations located in the United States, Mexico, and China. The table below lists the locations and square footage of our operating facilities:

Location	Approx. Sq. Ft.	Type of Interest (Leased/Owned)	Description of Use
Spokane Valley, Washington (1)	49,000	Leased	Sales, research, administration and manufacturing
Spokane Valley, Washington (2)	36,000	Leased	Manufacturing
El Paso, Texas	80,000	Leased	Shipping and warehouse

Total USA	165,000

Juarez, Mexico	174,000	Owned	Manufacturing
Juarez, Mexico (3)	60,000	Owned	Manufacturing and warehouse
Juarez, Mexico (4)	66,000	Owned	Manufacturing and warehouse
Juarez, Mexico (5)	72,000	Leased	Manufacturing and warehouse
Reynosa, Mexico	140,000	Leased	Manufacturing
Reynosa, Mexico (6)	100,000	Leased	Warehouse

Total Mexico	612,000

Shanghai, China (7)	72,000	Leased	Manufacturing

Total China	72,000

Grand Total	849,000

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

(2)

During fiscal year 2006, we consolidated and moved some of our molding equipment in Spokane to our facility in Juarez, Mexico and reduced the building space leased in Spokane for manufacturing to 36,000 square feet.

(3)

In fiscal year 2005, we purchased a 60,000 square foot manufacturing facility in Juarez, Mexico to replace a previously leased facility and to accommodate the shift of the Las Cruces, New Mexico operations into Juarez.

(4)	In fiscal year 2007, we purchased a 66,000 square foot manufacturing facility in Juarez, Mexico to replace a previously leased facility.
(5)	In fiscal year 2009, we leased a new facility in Juarez, Mexico for more storage capacity and additional assembly space.
(6)	In fiscal year 2008, we leased a new facility in Reynosa, Mexico for storage capacity that replaced two other leased warehouses.
(7)	In fiscal year 2006, we increased our leased space in China to 72,000 sq. ft. to accommodate an additional SMT line and for additional assembly space.

The geographic diversity of these locations allows us to offer services near certain of our customers and major electronics markets with the additional benefit of reduced labor costs. We consider the productive capacity of our current facilities sufficient to carry on our current business. In addition, one of the facilities in Juarez, Mexico includes adjacent vacant land that could be developed into additional manufacturing and warehouse space. All of our facilities are ISO certified to ISO 9001:2008 standards and are certified or compliant with ISO-14001 environmental standards and ISO-13485:2003 medical devices standards.

Item 3.	LEGAL PROCEEDINGS

We may be party to certain lawsuits or claims in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flow.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE REGISTRANT

CRAIG D. GATES – President and Chief Executive Officer

Mr. Gates, age 50, has been President and Chief Executive officer of the Company since April 2009. Previously he was Executive Vice President and General Manager since August 2002 to April 2009. Previously he was Executive Vice President of Marketing, Engineering and Sales since July 1997. He served as Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana. From 1982 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch.

RONALD F. KLAWITTER – Executive Vice President of Administration, Chief Financial Officer, and Treasurer

Mr. Klawitter, age 57, has been Executive Vice President of Administration, CFO, and Treasurer since July 1997. Previously he was Vice President of Finance, Secretary, and Treasurer of the Company since October 1995. He was Acting Secretary from November 1994 to October 1995 and Vice President of Finance and Treasurer from 1992 to October 1995. From 1987 to 1992, Mr. Klawitter was Vice President, Finance at Baker Hughes Tubular Service, a subsidiary of Baker Hughes, Inc. He has a BA degree from Wittenberg University and is a Certified Public Accountant.

DOUGLAS G. BURKHARDT – Vice President of Worldwide Operations

Douglas G. Burkhardt, age 51, has been Vice President of Worldwide Operations of the company since July 1, 2008. Previously Mr. Burkhardt was Director of China Operations and Program Management since January 2006. Mr. Burkhardt served as Director of Northwest and China Operations from November of 1998 to January of 2006. Mr. Burkhardt also served as Director of Customer Satisfaction from March 1997 to November 1998 and Director of Molding from September of 1995 to March of 1997. Prior to this, Mr. Burkhardt served in other various senior management positions within the company. Mr. Burkhardt has been with the company since May of 1989. Prior to joining Key Tronic, Mr. Burkhardt worked for House of Aluminum and Glass for 12 years where he was the plant manager.

LAWRENCE J. BOSTWICK – Vice President of Engineering and Quality

Lawrence J. Bostwick, age 57, has been Vice President of Engineering and Quality since July 2008. Previously he was Director of Engineering and Quality since February 2007. He joined the company in February 2006 as Corporate Director of Quality. From 2003 to 2006 he was Director of Supply Chain Management and Quality for the Lancer Corporation and from 1998 to 2003 he was Vice President of Operations for Thermacore International. He is a graduate of the Westinghouse and General Electric – Engineering and Manufacturing Professional Development Programs. He is certified in both Quality and Industrial Engineering and is a Lean – Six Sigma Master Black Belt. He has a combined B.S. degree in Production and Operation and Industrial Engineering from Bowling Green State University and a Masters degree in Industrial Engineering and Business Administration from Syracuse University.

PART II

Item 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Market, formerly the NASDAQ National Market System under the symbol “KTCC”. Quarterly high and low closing sales prices for our common stock for fiscal years 2009 and 2008 were as follows:

	2009		2008
	High	Low	High	Low
First Quarter	$3.84	$2.47	$5.50	$4.30
Second Quarter	2.56	0.97	4.89	4.11
Third Quarter	1.22	0.86	4.29	2.46
Fourth Quarter	1.94	0.91	3.75	2.43

High and low stock prices are based on the daily closing price reported by the NASDAQ Stock Market. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.

Holders and Dividends

As of June 27, 2009, we had 843 shareholders of common stock on record. Our financing agreement with CIT Group/Business Credit, Inc. (CIT) contained a covenant that prohibits the declaration or payment of dividends or the repurchase of our stock (see Note 4 to Consolidated Financial Statements). On August 19, 2009, we entered into a credit agreement with Wells Fargo Bank, N.A. providing for a revolving line credit facility and paid off the CIT revolving loan. The agreement restricts us from declaring or paying dividends in cash or stock. The agreement does allow us to repurchase our stock. We have not paid a cash dividend and do not anticipate payment of dividends in the foreseeable future.

Equity Compensation Plan Information

Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report, under the caption “Securities Authorized for Issuance under Equity Compensation Plans”, and that information is incorporated herein by reference.

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our common stock with the cumulative total return of the NASDAQ Stock Market (U.S. & Foreign) Index and the NASDAQ Electronic Components Index in fiscal 2009.

	7/3/04	7/2/05	7/01/06	6/30/07	6/28/08	6/27/09
Key Tronic Corporation	100.00	96.63	109.83	142.98	99.44	46.35
NASDAQ Composite	100.00	101.09	109.49	132.47	117.33	92.91
NASDAQ Electronic Components	100.00	89.67	84.92	100.02	90.32	64.98

Item 6:	SELECTED FINANCIAL DATA

The following selected data from our consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes, and other information included in this report.

Financial Highlights

(In thousands, except for Supplemental Data and Book Value per Share)

	2009	2008	Fiscal Years 2007	2006	2005
Consolidated Statements of Operations Data:
Net sales	$184,924	$204,122	$201,712	$187,699	$202,877
Gross profit	13,180	16,820	17,670	17,304	16,460
Gross margin percentage	7.1%	8.2%	8.8%	9.2%	8.1%
Operating income	1,783	6,834	6,810	5,861	5,445
Operating margin percentage	1.0%	3.3%	3.4%	3.1%	2.7%
Net income	1,063	5,584	5,230	9,753	4,376
Earnings per share – diluted	0.11	0.54	0.51	0.97	0.44

Consolidated Cash Flow Data:
Cash flows provided by (used in) operations	10,038	(718)	(1,857)	(34)	6,561
Capital expenditures	1,891	1,180	3,137	1,638	2,868

Consolidated Balance Sheet Data:
Net working capital (1)	37,444	45,695	41,222	31,703	23,006
Total assets	77,755	98,344	89,388	88,695	72,901
Long-term liabilities	3,030	13,241	14,719	11,665	9,420

Shareholders’ equity	51,114	49,081	43,244	37,548	27,639
Book value per share (2)	5.08	4.90	4.36	3.85	2.85

Supplemental Data:
Number of shares outstanding at year-end	10,065,974	10,024,308	9,921,045	9,750,413	9,693,913
Number of employees at year-end	1,963	2,502	2,227	2,840	2,849
Approximate square footage of operational facilities	849,000	777,000	784,000	723,000	765,000

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

Overview

We are an independent provider of EMS for OEMs. Our core strengths include innovative design and engineering expertise in SMT, electronics, mechanical engineering, precision molding, design and build of molding tools, combined with high-quality, low-cost production, and assembly on a global basis. Our global production capability provides customers with benefits of improved supply-chain management, reduced inventories, lower transportation costs, and reduced product fulfillment time. We continue to make investments in our Mexico and China facilities to give us the production capacity and logistical advantages to continue to win new business. The following information should be read in conjunction with the consolidated financial statements included herein and with Item 1A, Risk Factors.

The EMS industry experienced growth over the past several years as more original equipment manufacturers (OEMs) chose to outsource manufacturing. This expansion of the EMS industry allowed us to continue to expand our customer base and the industries that we serve. However, the challenging global economic environment has had a negative impact on our results of operations as the demand from our customers has declined. We successfully confronted the challenging global economic environment in fiscal year 2009 by reducing our costs while ramping up new customer programs, which allowed us to maintain profitability and strengthen our balance sheet. The ramp up for our new programs was slowed by the recession, but these new programs continue to represent a growing portion of our revenue and a promising foundation for our future. In keeping with our long-term strategic objectives, we have been successfully building a more diversified customer portfolio and a less concentrated revenue base, spanning a wider range of industries.

Our sales of $184.9 million in fiscal year 2009 decreased by 9.4% over sales of $204.1 million in fiscal year 2008. This decrease in sales reflects the lower demand from established customers due to the unfavorable global economic environment. The decline in demand from our established customers was partially offset by revenue from new customers. In fiscal year 2008 new customers contributed approximately 9% of revenue. These same customers plus new customers in 2009 contributed approximately 29% of revenue. Sales for the first quarter of fiscal year 2010 are expected to be within the range of $41 million to $44 million. Results will depend on actual levels of customers’ orders and the timing of the start up of production of new product programs. We believe that we are well positioned in the EMS industry to win new business in coming periods and profitably grow our revenue as the economy recovers.

The concentration of our largest customers decreased during fiscal year 2009 with the top five customers’ sales decreasing to 52% of total sales in 2009 from 68% in 2008, and 73% in 2007. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, exercise equipment, telecommunications, industrial equipment, fuel cell technology and computer accessories. The total number of our customers continued to increase during fiscal year 2009. Some of these new customers have programs that represent small annual sales while others have multi-million-dollar potential.

Gross profit as a percent of sales was 7.1% in fiscal year 2009 compared to 8.2% for the prior fiscal year. The decrease in gross profit as a percentage of net sales was the result of lower fixed cost absorption due to sales decreasing. Additionally we incurred charges of approximately $1.3 million for severance charges related to cost reduction efforts.

Net income for fiscal year 2009 was $1.1 million or $0.11 per diluted share, down from $5.6 million net income or $0.54 per diluted share for fiscal year 2008. The results of both years were affected by unusual events. In fiscal year 2009 we incurred charges of $765,000 for goodwill impairment, approximately $533,000 for the write-off of a foreign receivable and approximately $1.3 million for severance charges related to cost reduction efforts. In fiscal year 2008 we realized a gain on the sale of real estate of $951,000.

We maintain a strong balance sheet with a current ratio of 2.59 and a long-term debt to equity ratio of 0.05. Total cash provided by operations was $10.0 million during fiscal year 2009. We maintain sufficient liquidity for our expected future operations and had approximately $15.3 million available from our revolving line of credit based on eligible collateral at June 27, 2009. We believe that internally generated funds, our revolving line of credit, and leases on equipment should provide adequate capital for planned growth over the long term.

The revolving credit facility with CIT was set to mature on August 22, 2009. On August 19, 2009, we entered into a credit agreement with Wells Fargo Bank, N.A. providing for a revolving line of credit facility for up to $20 million and paid off the CIT revolving loan. The agreement specifies that we, and our subsidiaries, use the proceeds of the revolving line of credit primarily for working capital and general corporate purposes. We may elect to borrow under this revolving line of credit at an interest rate of either a “Base Rate” or a “Fixed Rate”. The base rate is the higher of the prime rate, daily one month LIBOR plus 1.5%, or the Federal Funds rate plus 1.5% and the fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of trailing four quarters EBITDA. Based on the trailing four quarters EBITDA as of June 27, 2009, we could borrow up to $14.4 million under the new line of credit.

The EMS industry is intensely competitive. We estimate that we have less than 1% of the potential market. We believe that we can acquire new business in the future, particularly those programs that require flexibility in forecasting, innovative design and engineering, short lead times, or small initial volumes. Our competitiveness is enhanced by our capacity to provide SMT, plastic injection molding, and final assembly. We are planning for long term growth by utilizing current capacity, improving manufacturing processes, and investing in additional manufacturing equipment. Current challenges facing us include: continuing to win new programs, improving operating efficiencies, controlling costs, and developing new competitive price strategies.

Results of Operations

The following table sets forth for the periods indicated certain items of the consolidated statements of income expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	June 27, 2009	Years Ended June 28, 2008	June 30, 2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	92.9	91.8	91.2

Gross profit	7.1	8.2	8.8

Operating expenses (income)
Research, development and engineering	1.2	1.3	1.6
Selling, general and administrative	4.5	4.0	4.5
Goodwill impairment	0.4	—	—
Gain on sale of real estate held for sale	—	(0.4)	(0.7)

Total operating expenses	6.1	4.9	5.4

Operating income	1.0	3.3	3.4

Interest expense	0.3	0.5	0.7

Income before income taxes	0.7	2.8	2.7

Income tax provision (benefit)	0.1	0.1	0.1

Net income	0.6%	2.7%	2.6%

Net Sales

Net sales were $184.9 million, $204.1 million, and $201.7 million in fiscal years 2009, 2008, and 2007, respectively.

This decrease in net sales during fiscal year 2009 reflects the expected lower demand from established customers due to the unfavorable global economic environment. However, new customer programs from 2008 and 2009 partially offset this decline in demand, contributing approximately 29% of our total revenue in fiscal year 2009. We anticipate that several more new customer programs will enter production in fiscal year 2010 and begin contributing to revenue.

The increase in net sales during fiscal year 2008 compared to fiscal year 2007 resulted from an increase in sales revenue from new customer programs offset by a moderate decrease in the demand from some of our existing customers. New customer programs contributed approximately 9% of our total revenue in fiscal year 2008. Customer demand will fluctuate based on changes in the sell-through of customers’ products.

The table below shows the revenue by industry sectors as a percentage of revenue for the following fiscal years:

	June 27, 2009	Years Ended June 28, 2008	June 30, 2007
Commercial Printer	15%	16%	19%
Communication	10%	9%	9%
Computer and Peripheral	17%	8%	3%
Consumer	19%	9%	14%
Gaming	13%	19%	17%
Industrial	4%	3%	2%
Transaction Printer	22%	36%	36%

Total	100%	100%	100%

We provide services to customers in a number of industries and produce a variety of products for our customers in each industry. As we continue to diversify our customer base and win new customers we may see a change in the industry concentrations of our revenue.

Sales to foreign customers represented 11.3%, 5.6%, and 9.0% of our total net sales in fiscal years 2009, 2008, and 2007, respectively. The increase in sales to foreign customers from fiscal year 2009 compared to fiscal year 2008 is the result of new customers in foreign locations. The decrease in sales to foreign customers from fiscal year 2008 compared to fiscal year 2007 was due to exiting production of a consumer product for a customer in Asia.

Cost of Sales

Total cost of sales as a percentage of net sales was 92.9%, 91.8%, and 91.2% in fiscal years 2009, 2008, and 2007, respectively.

Total cost of materials as a percentage of sales was approximately 61.0%, 61.2%, and 61.8% in fiscal years 2009, 2008, and 2007, respectively. The change from year-to-year is directly related to changes in product mix.

Production costs as a percentage of net sales were 31.9%, 30.6%, and 29.4% in fiscal years 2009, 2008, and 2007, respectively. The increase in fiscal year 2009 compared to fiscal year 2008 is related to lower fixed cost abortion due to sales decreasing and $1.3 million for severance charges related to cost reduction efforts. The increase in fiscal year 2008 compared to fiscal year 2007 is related to start-up cost we incurred throughout the year in association with new customer programs, inefficiencies of overtime and expedite costs associated with accelerated customer demand, and increased freight costs.

We provide for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage. The amounts charged to expense for these inventories were $303,000, $159,000, and $544,000 in fiscal years 2009, 2008, and 2007, respectively. Approximately $240,000 of the provision in fiscal year 2007 was related to a specific customer filing bankruptcy during the year. The majority of the remaining provision in each year related to stocked computer keyboards and other computer peripherals, and various inventory items that were deemed obsolete during the period.

We provide warranties on certain products we sell and estimate warranty costs based on historical experience and anticipated product returns. The amounts charged to expense are determined based on an estimate of warranty exposure. The net warranty expense (recovery) was approximately $(93,000), $196,000, and $31,000 in fiscal years 2009, 2008, and 2007, respectively. The recovery in fiscal year 2009 related to the release of a warranty claim for a specific product that was identified in fiscal year 2008. Warranty expense for fiscal years 2008 and 2007 is related to workmanship claims on keyboards and certain EMS products.

Gross Profit

Gross profit as a percentage of net sales was 7.1%, 8.2%, and 8.8% in fiscal years 2009, 2008, and 2007, respectively.

The decrease in gross profit from fiscal year 2008 to 2009 was the result of lower fixed cost absorption due to sales decreasing. Additionally we incurred charges of approximately $1.3 million for severance charges related to cost reduction efforts.

The decrease in gross profit from fiscal year 2007 to 2008 is related mainly to start-up costs we incurred throughout the year in association with new customer programs, inefficiencies of overtime and expedite costs associated with accelerated customer demand, increased freight costs, and increasing costs of raw materials. In fiscal year 2007 there were certain customer sales price decreases in the aggregate in excess of achieved cost savings, a write off of $240,000 in inventory and $164,000 tooling related to a customer that filed for bankruptcy, and the additional costs incurred with the installation and start up of a new SMT line in Spokane Valley. We took early pay discounts to suppliers that totaled $142,000, $51,000, and $211,000 in fiscal years 2009, 2008, and 2007, respectively. Early pay discounts will fluctuate based on our liquidity and changes in the discounts and terms offered by our suppliers.

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

Research, Development and Engineering

Research, development and engineering expenses (RD&E) consists principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology, and facilities costs. Total RD&E was $2.3 million, $2.7 million, and $3.2 million in fiscal years 2009, 2008, and 2007, respectively. As a percentage of net sales, RD&E was 1.2%, 1.3%, and 1.6% in fiscal years 2009, 2008, and 2007, respectively.

The decrease in RD&E in fiscal year 2009 compared to fiscal year 2008 is the result of cost reduction efforts and lower incentive and bonus expenses. The decrease in RD&E in fiscal year 2008 compared to fiscal year 2007 is related to transferring engineers and support personnel from RD&E to manufacturing costs of sales as their job roles changed to support the new SMT line in Spokane Valley, Washington.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) consist principally of salaries and benefits, advertising and marketing programs, sales commissions, travel expenses, provision for doubtful accounts, facilities costs, and professional services. Total SG&A expenses were $8.4 million, $8.3 million, and $9.2 million in fiscal years 2009, 2008, and 2007, respectively. As a percentage of sales SG&A was 4.5%, 4.0%, and 4.5% in fiscal years 2009, 2008, and 2007, respectively. Approximately half of our SG&A expenses relates to salary costs of our employees.

The increase in SG&A expenses in fiscal year 2009 compared to fiscal year 2008 is mainly attributable to foreign exchange losses on Mexican peso denominated financial assets and the addition of a sales representative which were partially offset by cost reduction efforts. Additionally, in fiscal year 2009 there was a charge of $604,000 to provide for doubtful collection of receivables, of which $533,000 was related to the write off of a foreign receivable. The decrease in SG&A expenses in fiscal year 2008 compared to fiscal year 2007 was due to $122,000, and $550,000, respectively, in bad debt expense, of which $536,000 was related to a customer filing bankruptcy during fiscal year 2007. In addition $460,000 of due diligence expenses, attorneys’ fees, and bank fees were expensed in fiscal year 2007 as we decided not to proceed with a potential acquisition.

Goodwill Impairment

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

As of December 27, 2008, we completed our annual impairment test. We performed the first step of our goodwill impairment test and determined that our book value exceeded our fair value based on the quoted market price of our stock as of December 26, 2008. The result of the first step indicated that goodwill was impaired and therefore, we performed the second step of the goodwill analysis in accordance with SFAS No. 142. The second step analyzes any excess or implied fair value of goodwill upon allocating our fair value to all our assets and liabilities other than goodwill and then comparing the residual amount, if any, to the book value of the goodwill. There was no residual amount of goodwill to allocate upon completing this step. As the deteriorating global economy adversely affected our common stock price, we concluded that 100% of the goodwill was impaired due to the significant and sustained decline in our market capitalization to below the book value. We recorded an impairment charge of $765,000 for the quarter ended December 27, 2008. As of June 27, 2009 there was no goodwill recorded in our Consolidated Balance Sheet.

Gain on Real Estate Held for Sale

During the fourth quarter of fiscal year 2007, we sold our under-utilized Las Cruces, New Mexico facility. The total sales price for the facility and adjacent vacant land was $4.3 million. Sales proceeds were in the form of $2.8 million in cash and an additional $1.5 million note from the buyer. The cash received was for the purchase of the building and approximately 9 acres of land while the note was to pay for the adjacent 14 acres of additional land. The note was payable within 45 days of the flood plain designation being removed from the adjacent vacant land. Due to the contingent nature of the note, we recognized a $1.5 million gain on real estate held for the sale of the building and 9 acres of land in fiscal year 2007 and deferred the gain on sale of the adjacent land. During the second quarter of fiscal year 2008, the flood plain designation was removed on the adjacent 14 acres of land resulting in a gain on sale of real estate of $951,000, with the cash proceeds being received in January 2008.

Interest Expense

We had net interest expense of $590,000, $1.0 million, and $1.4 million in fiscal years 2009, 2008, and 2007, respectively. Interest expense decreased in fiscal year 2009 when compared to fiscal years 2008 and 2007 as the average balance of the revolving line of credit was lower along with a decrease in variable interest rates. We do not currently use derivatives to hedge interest rate risk. We do utilize short-term fixed LIBOR rates on portions of our revolving line of credit for short-term interest savings in anticipation of rate increases. We successfully negotiated a variable rate decrease on interest charged by our lender on our revolving line of credit and term debt during fiscal year 2007.

Income Tax Provision

We had an income tax provision of $130,000, $261,000, and $206,000 in fiscal years 2009, 2008, and 2007. The tax provision in fiscal years 2009 and 2008 is primarily related to income taxes paid in China and Mexico. The income tax expense of fiscal year 2007 primarily related to income taxes in the United States, which was primarily caused by a one-time repatriation of earnings from our Mexico subsidiaries. We applied certain tax credits to offset tax liabilities of our Mexican subsidiaries during calendar year 2007. We expect to pay income taxes in calendar year 2009 due to recently enacted tax laws in Mexico. We recognized a United States income tax benefit in fiscal year 2009 of $104,000 related to reducing the valuation allowance on our net deferred tax asset in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. We have domestic tax net operating loss carryforwards (NOLs) of approximately $33.2 million as of June 27, 2009. In accordance with SFAS No. 109, we assessed our recent operating levels and the sources of future taxable income to estimate a deferred tax asset. A valuation allowance against deferred tax assets is required if it is more likely than not that some of the deferred tax assets will not be realized. We have determined that the $8.3 million valuation allowance is appropriate at this time.

International Subsidiaries

We offer customers a complete global manufacturing solution. Our facilities provide our customers the opportunity to have their products manufactured in the facility that best serves specific cost, product manufacturing, and distribution needs. The locations of active foreign subsidiaries are as follows:

•	Key Tronic Juarez, SA de CV owns an SMT, assembly and molding facility, and two assembly and storage facilities in Juarez, Mexico. This subsidiary is primarily used to support our U.S. operations.

•	Key Tronic Reynosa, SA de CV leases manufacturing and warehouse facilities in Reynosa, Mexico. This subsidiary is used exclusively to manufacture products for one EMS customer.

•

Key Tronic Computer Peripherals (Shanghai) Co., Ltd. leases a facility with SMT and assembly capabilities in Shanghai, China, which began operations in 1999. Its primary function is to provide EMS services for export; however, it is also currently manufacturing certain electronic keyboards.

Foreign sales (based on location of customer) from our worldwide operations, including domestic exports, were $20.9 million, $11.4 million, and $18.5 million in fiscal years 2009, 2008, and 2007, respectively. The decrease in fiscal year 2009 foreign sales is mainly related to a specific foreign customer program. Products and manufacturing services provided by our subsidiary operations are sold to customers directly by the parent company. Key Tronic Computer Peripherals (Shanghai) Co., Ltd., our subsidiary in Shanghai, China, had only minimal sales to customers in China during the past three fiscal years.

Capital Resources and Liquidity

Cash flows provided by operating activities were $10.0 million in fiscal year 2009 compared to $(718,000) used in operating activities in fiscal year 2008 and $(1.9) million used in fiscal year 2007.

The increase in cash provided by operating activities in fiscal year 2009 from 2008 was primarily due to a decrease in trade receivables and inventory. Trade receivables and inventory decreased by $10.5 million and $5.3 million, respectively, during fiscal year 2009. These decreases were partially offset by a decrease of accounts payable of $10.8 million. These decreases are the result of lower sales in the fourth quarter of fiscal year 2009 as compared to 2008 and a concerted effort to reduce our inventory and align it with our current level of business.

The decrease in cash used in operating activities in fiscal year 2008 from 2007 was primarily due to an increase in cash provided by net income of $5.6 million and increases in accounts payable and accrued compensation and vacation totaling $6.1 million. These sources of cash were partially offset by $5.7 million increase in inventory and $5.8 million increase in accounts receivable. The increases in accounts payable and inventory at the end of fiscal year 2008 were related to our increasing inventory for new customers. In addition, trade receivables increased $5.6 million as the result of higher sales during our fourth quarter.

Cash used in investing activities includes capital expenditures and proceeds from the sale of property and equipment. Capital expenditures were $1.9 million, $1.2 million, and $3.1 million in fiscal years 2009, 2008, and 2007, respectively. Our capital expenditures are primarily for purchases of manufacturing assets to support our operations in Spokane Valley, Washington, Mexico and China. Capital expenditures increased for fiscal year 2009 as compared to 2008 as we invested in manufacturing equipment to support the requirements of new customers. Capital expenditures were higher in fiscal year 2007 as compared to fiscal year 2008 as the result of purchasing a facility in Juarez to replace a leased manufacturing location. We have also continued to use a variety of operating leases to fund the purchase of manufacturing equipment.

Our primary financing activity in fiscal years 2009, 2008, and 2007 was borrowing and repayment under our financing agreement with CIT Group/Business Credit, Inc. (CIT). Our financing agreement with CIT provided a revolving credit facility of up to $25 million. The revolving loan was secured by our assets. The interest rate provisions allow for a variable rate based on either the prime rate or LIBOR rate. The agreement specified four alternative levels of margin to be added to these base rates depending on compliance with certain financial covenants. The range of interest being paid to CIT on outstanding balances was 1.82%-3.25% as of June 27, 2009. The financing agreement contained financial covenants that relate to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. All but one of the financial covenants, the fixed charge ratio, had been removed by subsequent amendments to the financing agreement. As of June 27, 2009, we were in compliance with our remaining loan covenant. At June 27, 2009, the outstanding revolving loan balance was $2.4 million compared to $12.3 million at fiscal year end June 28, 2008. The loan balance decreased as we generated positive cash flow from operations. Based on eligible collateral, approximately $15.3 million was available for drawdown from the revolving line of credit as of June 27, 2009.

The revolving credit facility with CIT was set to mature on August 22, 2009. On August 19, 2009, the Company entered into a credit agreement with Wells Fargo Bank, N.A. providing for a revolving line credit facility for up to $20 million and paid off the CIT revolving loan. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the prime rate, daily one month LIBOR plus 1.5%, or the Federal Funds rate plus 1.5% and the fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of trailing four quarters EBITDA.

The new line of credit is secured by substantially all of the assets of the Company. The agreement is for a term of two years beginning on August 19, 2009 and ending on August 18, 2011. The Company must comply with certain financial covenants, including a cash flow leverage ratio and a trading ratio. The credit agreement requires the Company to maintain a minimum profit threshold, limits the maximum lease expenditures and restricts the Company from declaring or paying dividends in cash or stock.

Contractual Obligations and Commitments

In the normal course of business, we enter into contracts which obligate us to make payments in the future.

The table below sets forth our significant future obligations by fiscal year:

Payments Due by Fiscal Year (in thousands)

	Total	2010	2011	2012	2013	2014
CIT revolving loan (1)	$2,412	$2,412	$—	$—	$—	$—
Capital and operating leases (2)	6,740	3,652	2,585	496	7	—
Purchase orders (3)

(1)

The terms of the CIT revolving loan are discussed in the consolidated financial statements at Note 4, “Long-Term Debt”. Our current financing agreement with CIT was set to mature on August 22, 2009. On August 19, 2009, the Company entered into a credit agreement with Wells Fargo Bank, N.A. for up to $20 million and paid off the CIT revolving loan. The amount payable on our revolving loan changes daily depending upon the amount of cash borrowed to support our operations and the amount of customer payments received. The amount presented does not include any interest payable. Under the terms of our agreement with CIT, customers’ payments are applied against the outstanding revolving loan balance as soon as the amounts clear through the banking system.

Under the terms of the CIT revolving credit agreement, we were required to meet a fixed coverage ratio financial covenant. As of June 27, 2009 we were in compliance with our loan covenant. Breaching this covenant could have resulted in a material impact on our operations or financial condition.

(2)

We maintain vertically integrated manufacturing operations in Mexico and Shanghai, China. Such operations are heavily dependent upon technically superior manufacturing equipment including molding machines in various tonnages, SMT lines, clean rooms, and automated insertion, and test equipment for the various products we are capable of producing.

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

(3)

As of June 27, 2009, we had open purchase order commitments for materials and other supplies of approximately $52.2 million. Included in the open purchase orders are various blanket orders for annual requirements. Actual needs under these blanket purchase orders fluctuate with our manufacturing levels. In addition, we have contracts with our customers that minimize our exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with our suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations.

In addition to the cash requirements presented above, we have various other accruals which are not included in the table above. We owe our suppliers approximately $18.7 million for accounts payable and shipments in transit at the end of the fiscal year. We generally pay our suppliers in a range from 30 to 120 days depending on terms offered. Quarterly payments to suppliers normally average between $25 and $35 million. These payments are financed by operating cash flows and our revolving line of credit.

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

Critical Accounting Policies and Estimates

Revenue Recognition

We recognize revenue when products are shipped and the sales revenue becomes realizable. Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, Revenue Recognition states that revenue generally is realized or realizable and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists.

•	Delivery has occurred or services have been rendered.

•	The seller’s price to the buyer is fixed or determinable.

•	Collectibility is reasonably assured.

We believe that we meet the above criteria for the following reasons:

•	Customer purchase orders confirming the price, shipping terms, and payment terms are required prior to shipment.

•	The terms of our sales are generally FOB shipping point, meaning that the customer takes ownership of the goods and assumes the risk of loss when the goods leave our premises.

•	The seller’s price to the buyer is fixed or determinable – as noted, we require a customer purchase order, which confirms the price, shipping, and payment terms.

•

Collectibility is reasonably assured – the credit terms for customers are pre-established based on a review of the customers perceived ability to pay so that collection of the account can be reasonably assured.

Inactive, Obsolete, and Surplus Inventory Reserve

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

Allowance for Doubtful Accounts

We value our accounts receivable net of an allowance for doubtful accounts of $111,000 and $110,000 at June 27, 2009 and June 28, 2008, respectively. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.

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

Income Taxes

We had domestic tax loss carryforwards of approximately $33.2 million and other future deductible temporary differences and tax credit carryforwards at June 27, 2009. In accordance with SFAS No. 109, we assess the sources of future taxable income, based on management’s estimates, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. We have determined that a valuation allowance of $8.3 million on the total deferred tax asset is appropriate as of June 27, 2009. Our judgments regarding future use of deferred tax assets may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and estimates change in the future, the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional income tax expense or benefit.

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

As of December 27, 2008, we completed our annual impairment test. We performed the first step of our goodwill impairment test and determined that our book value exceeded our fair value based on the quoted market price of our stock as of December 26, 2008. The result of the first step indicated that goodwill was impaired and therefore, we performed the second step of the goodwill analysis in accordance with SFAS No. 142. The second step analyzes any excess or implied fair value of goodwill upon allocating our fair value to all our assets and liabilities other than goodwill and then comparing the residual amount, if any, to the book value of the goodwill. There was no residual amount of goodwill to allocate upon completing this step. As the deteriorating global economy adversely affected our common stock price, we concluded that 100% of the goodwill was impaired due to the significant and sustained decline in our market capitalization to below the book value. We recorded an impairment charge of approximately $765,000 for the quarter ended December 27, 2008. As of June 27, 2009 there was no goodwill recorded in our Consolidated Balance Sheet.

Derivatives

We adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to SFAS No. 133 as of March 28, 2009. All material derivative instruments are recorded on the balance sheet at their respective fair values. Generally, if a derivative instrument is specifically designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. As of June 27, 2009, we had forward contracts to lock in known future cash outflows for payroll, utility, tax, and accounts payable expenses denominated in the Mexican peso. As of June 27, 2009, the fair value of these contracts was an asset of approximately $912,000 which was included in other current assets and recorded as unrealized income in accumulated other comprehensive income.

Newly Adopted and Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and will be adopted by the Company in the first quarter of its fiscal year 2010. The Company does not expect the adoption of SFAS No. 168 to have a material impact on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 updates previous guidance under GAAP by replacing “type 1” and “type 2” with “recognized” and “unrecognized.” Additionally, it requires disclosure in financial statements of the date through which subsequent events have been evaluated. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 in June 2009 and it did not have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1, APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. 107-1, 28-1 requires disclosure about fair value of financial instruments in interim financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The adoption of this disclosure only guidance is not expected to have a material impact on the Company’s consolidated financial statements and will be effective beginning the Company’s first interim period of fiscal 2010.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5. This FSP also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements. FSP No. 141(R)-1 is effective for the Company as of June 28, 2009. The Company does not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 as of March 28, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure certain financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument with certain exceptions and is applied generally on an irrevocable basis to the entire instrument. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2009. SFAS No. 159 was effective for the Company as of June 29, 2008. The Company did not elect the fair value option for our financial instruments. The adoption of this standard did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the requisite disclosure for fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2009. The Company adopted SFAS No. 157 as of September 27, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements.

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility is secured by substantially all of our assets. The interest rates applicable to our revolving credit facility fluctuate with the JP Morgan Chase Bank prime rate and LIBOR rates. There was outstanding $2.4 million in borrowings under our revolving credit facility as of June 27, 2009, with an average interest rate of 2.36%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility.

Foreign Currency Exchange Risk

A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $17.8 million of foreign currency forward contracts as of June 27, 2009. The fair value of these contracts was $912,000 and was recorded in other current assets in the Consolidated Balance Sheet as of June 27, 2009. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Key Tronic Corporation

Spokane Valley, Washington

We have audited the accompanying consolidated balance sheets of Key Tronic Corporation and subsidiaries (the Company) as of June 27, 2009 and June 28, 2008, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 27, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Tronic Corporation and subsidiaries at June 27, 2009 and June 28, 2008, and the results of its operations and its cash flows for each of the three years in the period ended June 27, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Spokane, Washington
September 11, 2009

KEY TRONIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)	June 27, 2009	June 28, 2008
ASSETS

Current assets:
Cash and cash equivalents	$729	$2,879
Trade receivables, net of allowance for doubtful accounts of $111 and $110	24,867	36,018
Inventories	32,291	37,927
Other	3,168	4,893

Total current assets	61,055	81,717

Property, plant and equipment, net	11,199	10,798

Other assets:
Restricted cash	124	39
Deferred income tax asset	4,611	4,210
Other, net of accumulated amortization of $118 and $111	766	815
Goodwill	—	765

Total assets	$77,755	$98,344

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,703	$29,497
Accrued compensation and vacation	3,198	4,388
Current portion of other long-term obligations	359	470
Other	1,351	1,667

Total current liabilities	23,611	36,022

Long-term liabilities:
Revolving loan	2,412	12,348
Other long-term obligations	618	893

Total long-term liabilities	3,030	13,241

Commitments and contingencies (Notes 4 and 8)

Shareholders’ equity
Common stock, no par value, authorized 25,000 shares; issued and outstanding 10,066 and 10,024 shares, respectively	39,359	39,301
Retained earnings	10,843	9,780
Accumulated other comprehensive income	912	—

Total shareholders’ equity	51,114	49,081

Total liabilities and shareholders’ equity	$77,755	$98,344

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)	June 27, 2009	Years Ended June 28, 2008	June 30, 2007
Net sales	$184,924	$204,122	$201,712
Cost of sales	171,744	187,302	184,042

Gross margin	13,180	16,820	17,670

Operating expenses (income):
Research, development and engineering	2,266	2,676	3,162
Selling, general and administrative	8,366	8,261	9,163
Goodwill impairment	765	—	—
Gain on sale of real estate	—	(951)	(1,465)

Total operating expense	11,397	9,986	10,860

Operating income	1,783	6,834	6,810

Interest expense, net	590	989	1,374

Income before income taxes	1,193	5,845	5,436

Income tax provision	130	261	206

Net income	$1,063	$5,584	$5,230

Earnings per share:

Earnings per common share – basic	$0.11	$0.56	$0.53
Weighted average shares outstanding – basic	10,059	9,997	9,898

Earnings per common share – diluted	$0.11	$0.54	$0.51
Weighted average shares outstanding – diluted	10,075	10,267	10,342

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	June 27, 2009	Years Ended June 28, 2008	June 30, 2007
Net income	$1,063	$5,584	$5,230
Other comprehensive income:
Unrealized gain on foreign exchange contracts	912	—	—

Comprehensive income	$1,975	$5,584	$5,230

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Retained Earnings	Accumulated Other
	Common Stock		(Accumulated	Comprehensive
(In thousands)	Shares	Amount	Deficit)	Income	Total
Balances, July 1, 2006	9,750	$38,582	$(1,034)	$—	$37,548
Stock based compensation	—	6	—	—	6
Exercise of stock options	171	460	—	—	460
Net income – 2007	—	—	5,230	—	5,230

Balances, June 30, 2007	9,921	39,048	4,196	—	43,244

Exercise of stock options	103	253	—	—	253
Net income – 2008	—	—	5,584	—	5,584

Balances, June 28, 2008	10,024	39,301	9,780	—	49,081

Exercise of stock options	42	58	—	—	58
Net income – 2009	—	—	1,063	—	1,063
Other comprehensive income	—	—	—	912	912

Balances, June 27, 2009	10,066	$39,359	$10,843	$912	$51,114

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	June 27, 2009	Year Ended June 28, 2008	June 30, 2007
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$1,063	$5,584	$5,230
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,595	1,768	1,814
Goodwill impairment charge	765	—	—
Accretion of deferred gain on sale of building	(78)	(78)	(78)
Provision for obsolete inventory	303	159	544
Provision for doubtful receivables	604	122	555
Provision for (recovery of) warranty	(93)	196	31
Loss (gain) on sale of assets	14	(949)	(1,463)
Stock based compensation expense	—	—	6
Deferred income tax benefit	(104)	—	—
Changes in operating assets and liabilities:
Trade receivables	10,547	(5,757)	(1,935)
Inventories	5,333	(5,740)	3,448
Other assets	2,320	(742)	(1,557)
Accounts payable	(10,794)	5,393	(7,124)
Accrued compensation and vacation	(1,190)	675	(764)
Other liabilities	(247)	(1,349)	(564)

Cash provided by (used in) operating activities	10,038	(718)	(1,857)

Cash flows from investing activities:
Purchase of property and equipment	(1,891)	(1,180)	(3,137)
Proceeds from sale of property and equipment	—	1,485	2,691

Cash provided by (used in) investing activities	(1,891)	305	(446)

Cash flows from financing activities:
Payment of financing costs	(50)	(50)	(50)
Proceeds from exercise of stock options	58	253	460
Proceeds from long-term debt	—	215	499
Repayment of long-term debt	(284)	(249)	(1,025)
Borrowing under revolving credit agreement	194,066	204,940	213,266
Repayment of revolving credit agreement	(204,002)	(205,673)	(210,254)
(Increase) decrease in restricted cash	(85)	470	365

Cash provided by (used in) financing activities	(10,297)	(94)	3,261

Increase (decrease) in cash and cash equivalents	(2,150)	(507)	958

Cash and cash equivalents, beginning of year	2,879	3,386	2,428

Cash and cash equivalents, end of year	$729	$2,879	$3,386

Supplemental cash flow information:
Interest payments	$621	$1,013	$1,303
Income tax payments, net of refunds	$327	$301	$258

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful receivables, the provision for obsolete and non-saleable inventories, the valuation allowances on deferred tax assets, valuation of goodwill, impairment of long-lived assets, medical self insurance liability, long-term incentive compensation accrual, and the provision for warranty costs. Due to uncertainties with respect to the assumptions and estimates actual results could differ from those estimates.

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

Self-funded Insurance

The Company self-funds its domestic employee health plan. The Company contracted with a separate administrative service company to supervise and administer the program and act as its representative. The Company reduces its risk under this self-funded platform by purchasing insurance coverage for claims exceeding $60,000. Under this contract, the Company will also pay the first $25,000 (in addition to the $60,000) for the first individual claim of the year. Thereafter, each subsequent claim begins at $60,000. If the aggregate annual claims amount to more than 125% of expected claims for the plan year, this insurance will also pay those claims amounts, exceeding that level, on behalf of the Company.

The Company estimates its exposure for claims incurred but not paid at the end of each reporting period and uses historical data supplied by the Company’s broker to estimate its liability for these claims. This liability is subject to a total limitation that varies based on employee enrollment and factors that are established at each annual contract renewal. Actual claims experience may differ from the Company’s estimates.

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

Revenues and associated costs from engineering design and development services, which are performed under contract of short term durations, are recognized only after the completed performance of the service. Revenue from engineering design and development services represented approximately 3%, 3%, and 2% of total revenue in fiscal years 2009, 2008, and 2007, respectively.

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

Fair Value of Financial Instruments

The carrying values of financial instruments reflected on the balance sheets at June 27, 2009 and June 28, 2008, reasonably approximate their fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is estimated to be $2.6 million and $12.8 million, respectively, as of June 27, 2009 and June 28, 2008, which approximates the carrying values.

Stock-based Compensation

Effective July 3, 2005, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment, for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, prior to 2005 no compensation expense was recorded in earnings for the Company’s stock options. The pro forma effects on net income and earnings per share for stock options were instead disclosed in a footnote to the financial statements. The Company has not granted any stock options since fiscal year 2005. As of June 27, 2009, there were no unrecognized compensation costs related to remaining unvested stock options.

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

As of December 27, 2008, the Company completed its annual impairment test. The Company performed the first step of its goodwill impairment test and determined that the book value of the Company exceeded its fair value based on the quoted market price of the Company’s stock as of December 26, 2008. The result of the first step indicated that goodwill was impaired and therefore, the Company performed the second step of the goodwill analysis in accordance with SFAS No. 142. The second step analyzes any excess or implied fair value of goodwill upon allocating the fair value of the Company to all its assets and liabilities other than goodwill and then comparing the residual amount, if any, to the book value of the goodwill. There was no residual amount of goodwill to allocate upon completing this step. As the deteriorating global economy adversely affected the Company’s common stock price, the Company concluded that 100% of the goodwill was impaired due to the significant and sustained decline in the Company’s market capitalization to below the book value. The Company recorded an impairment charge of $765,000 for the quarter ended December 27, 2008. As of June 27, 2009, there was no goodwill recorded in the Company’s Consolidated Balance Sheet.

Evaluation of Subsequent Events

The Company has evaluated subsequent events and transactions through September 11, 2009, which is the date that these financial statements were issued. On August 19, 2009, the Company entered into a credit agreement with Wells Fargo Bank, N.A. providing for a revolving line credit facility for up to $20 million and paid off the CIT Group/Business Credit, inc. (CIT) revolving loan (See Note 4 to Consolidated Financial Statements).

Newly Adopted and Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and will be adopted by the Company in the first quarter of its fiscal year 2010. The Company does not expect the adoption of SFAS No. 168 to have a material impact on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 updates previous guidance under GAAP by replacing “type 1” and “type 2” with “recognized” and “unrecognized.” Additionally, it requires disclosure in financial statements of the date through which subsequent events have been evaluated. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 in June 2009 and it did not have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1, APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. 107-1, 28-1 requires disclosure about fair value of financial instruments in interim financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The adoption of this disclosure only guidance is not expected to have a material impact on the Company’s consolidated financial statements and will be effective beginning the Company’s first interim period of fiscal 2010.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5. This FSP also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements. FSP No. 141(R)-1 is effective for the Company as of June 28, 2009. The Company does not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 as of March 28, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure certain financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument with certain exceptions and is applied generally on an irrevocable basis to the entire instrument. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2009. SFAS No. 159 was effective for the Company as of June 29, 2008. The Company did not elect the fair value option for our financial instruments. The adoption of this standard did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the requisite disclosure for fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2009. The Company adopted SFAS No. 157 as of September 27, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements.

Fiscal Year

The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2009, 2008, and 2007 ended on June 27, 2009, June 28, 2008, and June 30, 2007, respectively. Fiscal year 2010 will end on July 3, 2010, which is a 53 week year. Fiscal years 2009, 2008 and 2007 were 52 week years.

2. INVENTORIES

Components of inventories were as follows:

	June 27, 2009	June 28, 2008
	(in thousands)
Finished goods	$7,898	$8,774
Work-in-process	3,968	3,521
Raw materials	20,425	25,632

	$32,291	$37,927

3. PROPERTY, PLANT AND EQUIPMENT

	Life	June 27, 2009	June 28, 2008
	(in years)	(in thousands)
Land	—	$970	$970
Buildings and improvements	3 to 30	13,602	13,096
Equipment	1 to 10	33,346	32,709
Furniture and fixtures	3 to 5	1,761	1,722

		49,679	48,497
Accumulated depreciation		(38,480)	(37,699)

		$11,199	$10,798

During the fourth quarter of fiscal year 2007, the Company sold its under-utilized Las Cruces, New Mexico facility. The total sales price for the facility and adjacent vacant land was $4.3 million. Sales proceeds were in the form of $2.8 million in cash and an additional $1.5 million note from the buyer. The cash received was for the purchase of the building and approximately 9 acres of land while the note was to pay for the adjacent 14 acres of additional land. The note was payable within 45 days of the flood plain designation being removed from the adjacent vacant land. Due to the contingent nature of the note, the Company recognized a $1.5 million gain on real estate held for the sale of the building and 9 acres of land in fiscal year 2007 and deferred the gain on sale of the adjacent land. During the second quarter of fiscal year 2008, the flood plain designation was removed on the adjacent 14 acres of land resulting in the recognition of a gain on sale of real estate of $951,000 with the cash proceeds being received in January 2008.

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

4. LONG-TERM DEBT

In 2001, the Company entered into a financing agreement CIT which provides a revolving credit facility up to $25 million. The interest rate provisions allow for a variable rate based on either the prime rate or a set LIBOR rate on specific short term traunches. The agreement specifies four alternative levels of margin to be added to these base rates depending on achieving a defined financial ratio. The range of interest being paid to CIT on outstanding balances was 1.82% -3.25% as of June 27, 2009 and 4.38% – 6.71% as of June 28, 2008. The decrease in interest rates was a result of lower published prime and LIBOR rates.

The Company negotiated a decrease in the level of margin added in a loan agreement amendment signed in August 2006. The agreement contains financial covenants that related to total equity, earnings before interest, taxes, depreciation and amortization, and a minimum fixed charge ratio. All but one of the financial covenants, the minimum fixed charge ratio, were removed by subsequent amendments to the financing agreement as of August 2006. As of June 27, 2009, the Company was in compliance with the remaining financial covenant. At June 27, 2009, the outstanding revolving loan balance was $2.4 million compared to $12.3 million at fiscal year end June 28, 2008. Based on eligible collateral, approximately $15.3 million was available to draw from the revolving line of credit as of June 27, 2009.

The revolving credit facility with CIT was set to mature on August 22, 2009. On August 19, 2009, the Company entered into a credit agreement with Wells Fargo Bank, N.A. providing for a revolving line credit facility for up to $20 million and paid off the CIT revolving loan of $2.1 million. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the prime rate, daily one month LIBOR plus 1.5%, or the Federal Funds rate plus 1.5% and the fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of trailing four quarters EBITDA.

The new line of credit is secured by substantially all of the assets of the Company. Based on the trailing four quarters EBITDA as of June 27, 2009, the Company could borrow up to $14.4 million under the new line of credit. The agreement is for a term of two years beginning on August 19, 2009 and ending on August 18, 2011. The Company must comply with certain financial covenants, including a cash flow leverage ratio and a trading ratio. The credit agreement requires the Company to maintain a minimum profit threshold, limits the maximum lease expenditures and restricts the Company from declaring or paying dividends in cash or stock.

5. INCOME TAXES

Income tax expense (benefit) consists of the following:

	June 27, 2009	Year Ended June 28, 2008	June 30, 2007
		(in thousands)
Current income tax expense:
United States	$15	$45	$154
Foreign	219	216	52

	234	261	206

Deferred income tax (benefit):
United States	(104)	—	—
Foreign	—	—	—

	(104)	—	—

Total income tax expense	$130	$261	$206

The Company had an income tax provision of $130,000, $261,000 and $206,000 in fiscal years 2009, 2008, and 2007, respectively. The tax provision in fiscal years 2009 and 2008 is primarily related to income taxes in China and Mexico. The income tax provision in 2007 was primarily related to income taxes in the United States which was caused by a one-time repatriation of earnings from our Mexico operations.

In addition to its domestic operations, the Company has subsidiaries in Mexico and China. The Company is currently applying certain tax credits to offset the income tax liabilities of its Mexican subsidiaries. However, as of January 1, 2008, the Company is subject to a recently enacted Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The effect of IETU and an associated presidential decree on fiscal year 2009 has been included in the effective tax rate as of June 27, 2009 and was approximately $199,000. The Company continues to pay income tax in China.

The Company has domestic tax net operating loss carryforwards (NOLs) of approximately $33.2 million at June 27, 2009. In accordance with SFAS No. 109, management assessed the Company’s recent operating levels and the sources of future taxable income to estimate a valuation allowance. A valuation allowance against deferred tax assets is required if it is more likely than not that some of the deferred tax assets will not be realized. Management has determined that the $8.3 million valuation allowance is appropriate.

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

The Company’s effective tax rate differs from the federal tax rate as follows:

	June 27, 2009	Year Ended June 28, 2008	June 30, 2007
		(in thousands)
Federal income tax expense at statutory rates	$406	$1,987	$1,848
Effect of foreign vs. domestic taxes	(248)	(899)	(636)
Expired NOLs and permanent differences	2,345	977	447
Repatriation of accumulated foreign subsidiary income	—	—	2,048
Other	76	158	194
Change in valuation allowance	(2,449)	(1,962)	(3,695)

Income tax provision	$130	$261	$206

The domestic and foreign components of income before income taxes were:

	June 27, 2009	Year Ended June 28, 2008	June 30, 2007
		(in thousands)
Domestic	$475	$2,710	$3,420
Foreign	718	3,135	2,016

Income before income taxes	$1,193	$5,845	$5,436

Deferred income taxes result from temporary differences in the timing of recognition of revenue and expenses. Deferred income tax assets and liabilities consist of the following at:

	June 27, 2009	June 28, 2008
	(in thousands)
Inventory	$536	$621
Vacation accrual	337	329
Other	141	229
Net operating loss carryforwards	272	1,020

Current deferred income tax assets	1,286	2,199
Current portion of valuation allowance	(793)	(1,409)

Current deferred income tax assets, net of valuation allowance	$493	$790

Depreciation and amortization	$(97)	$(1,009)
State deferred taxes	336	377
Net operating loss carryforwards	11,010	13,581
Tax credit carryforwards	384	389
Other	529	256

Noncurrent deferred income tax assets	12,162	13,594
Valuation allowance, net of current portion	(7,551)	(9,384)

Noncurrent deferred income tax assets, net of valuation allowance	$4,611	$4,210

Total deferred income tax assets	$5,104	$5,000

At June 27, 2009 the Company had NOLs of approximately $33.2 million. The remaining net operating loss carryforwards expire in varying amounts through 2025. Utilization of NOLs would be limited in the event the Company’s ownership changes more than 50% in a three-year period. The Company also has general business credits and alternative minimum tax credits approximating $147,000 and $114,000, respectively. The general business credits expire in varying amounts through fiscal year 2010. The alternative minimum tax credits do not expire.

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

	June 27, 2009	Years Ended June 28, 2008	June 30, 2007
Total weighted average shares – basic	10,059,376	9,997,431	9,898,009
Effect of dilutive common stock options	15,596	269,480	444,457

Total weighted average shares – diluted	10,074,972	10,266,911	10,342,466

Antidilutive options not included in diluted earnings per share	741,492	515,550	397,750

7. STOCK OPTION AND BENEFIT PLANS

The Company has an executive stock option plan for certain key employees. Options under this plan vest over one to three years and become exercisable as they vest. Options under the plan become exercisable in full immediately prior to the occurrence of a “Change in Control” as defined in the plan documents. As of June 27, 2009, 697,502 options were outstanding and exercisable under the Executive Stock Option Plan and other plans which have terminated. There are 68,500 shares available for future grant under the plan. These options expire five to ten years from the date of vesting.

The Company also has a stock option plan for “Nonemployee Directors.” Options under this plan vested over a three-year period and are exercisable. The Company reserved 300,000 shares for issuance under this plan. As of June 27, 2009, 87,325 options were outstanding. The plan has terminated and no more options can be granted under this plan. Outstanding options expire five to ten years from the date of vesting.

Compensation expense for vested options totaled approximately $6,000 in fiscal year 2007. There was no compensation expense incurred in conjunction with options vesting in fiscal year 2008 and 2009.

The intrinsic value for options exercised in fiscal year 2008 and 2007 was $226,000 and $398,000, respectively.

The following table summarizes option activity of both plans from June 28, 2008 through June 27, 2009:

	Shares Available For Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at June 28, 2008	68,500	1,268,375	$755	$3.58	1.9
Options canceled and expired	—	(441,882)		$3.96
Options exercised	—	(41,666)	77	$1.38

Balance at June 27, 2009	68,500	784,827	$21	$3.48	1.5

Exercisable at June 27, 2009		784,827	$21	$3.48	1.5

The following is a summary of plan activity:

	Price Range	Number Of Options	Weighted Average Exercise Price
Outstanding, July 1, 2006	$ 1.15 to $ 16.25	1,925,450	$4.28

Exercised during 2007	$ 1.20 to $ 3.94	(170,632)	$2.70
Canceled	$ 3.40 to $ 16.25	(103,980)	$10.08

Outstanding, June 30, 2007	$ 1.15 to $ 16.25	1,650,838	$4.08

Exercised during 2008	$ 1.20 to $ 4.19	(103,263)	$2.45
Canceled	$ 2.75 to $ 16.25	(279,200)	$6.96

Outstanding June 28, 2008	$ 1.15 to $ 6.50	1,268,375	$3.58

Exercised during 2009	$ 1.15 to $ 2.09	(41,666)	$1.38
Canceled	$ 1.15 to $ 6.50	(441,882)	$3.96

Outstanding, June 27, 2009	$ 1.15 to $ 6.50	784,827	$3.48

Additional information regarding options outstanding as of June 27, 2009, is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs.)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$ 1.15 - $ 1.73	43,335	1.7	$ 1.17	43,335	$ 1.17
1.74 - 2.60	46,667	2.3	2.10	46,667	2.10
2.61 - 3.92	407,325	1.8	2.81	407,325	2.81
3.93 - 5.89	250,000	0.7	4.77	250,000	4.77
5.90 - 6.50	37,500	1.6	6.50	37,500	6.50

$ 1.15 - $ 6.50	784,827	1.5	$ 3.48	784,827	$ 3.48

The Company also has a defined contribution plan (401(k)) available to U.S. employees who have attained age 21. The Company contributes an amount equal to 100% of the employee’s contribution on the first 3% of the employee’s compensation and an additional 50% of the employee’s contribution on the following 2% of the employee’s compensation. Company contributions to the plan were $412,000, $416,000, and $427,000 in fiscal years 2009, 2008, and 2007, respectively.

8. COMMITMENTS AND CONTINGENCIES

Leases: As of June 27, 2009, the Company had $740,000 of property and equipment financed under capital leases. The related accumulated depreciation for these capital leases amounted to $362,000 as of June 27, 2009. The Company also has operating leases for certain equipment and production facilities, which expire at various dates during the next five years. Future minimum payments under non-cancelable operating and capital leases with initial or remaining terms of one year or more at June 27, 2009, are summarized as follows (in thousands):

Fiscal Years Ending	Operating Leases	Capital Leases
2010	$3,473	$179
2011	2,585	—
2012	496	—
2013	7	—
2014	—	—

Total minimum lease payments	$6,561	$179	*

*	Includes $7,000 of interest.

Rental expenses under operating leases were approximately $3.4 million, $3.7 million, and $4.4 million in 2009, 2008, and 2007, respectively.

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

Components of the reserve for warranty costs during 2009, 2008, and 2007 were as follows:

Balance at July 1, 2006	$90,000
Additions	30,680
Warranty costs incurred	(80,680)

Balance at June 30, 2007	40,000
Additions	196,200
Warranty costs incurred	(69,085)

Balance at June 28, 2008	167,115
Recovery related to current period sales	(92,500)
Warranty costs incurred	(49,722)

Balance at June 27, 2009	$24,893

The recovery in fiscal year 2009 related to the release of a warranty claim for a specific product that was identified in fiscal year 2008. Warranty expense for fiscal years 2008 and 2007 is related to workmanship claims on keyboards and certain EMS products.

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

There was no residual amount of goodwill to allocate upon completing this step. As the deteriorating global economy adversely affected the Company’s common stock price, the Company concluded that 100% of the goodwill was impaired due to the significant and sustained decline in the Company’s market capitalization to below the book value. The Company recorded an impairment charge of $765,000 for the quarter ended December 27, 2008. As of June 27, 2009, there was no goodwill recorded in the Company’s Consolidated Balance Sheet.

10. FAIR VALUE MEASUREMENTS

The Company has adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and expands disclosures about fair value measurements. There was not a material impact on the Company’s consolidated financial statements as the result of adopting this new standard. There are three levels of fair value hierarchy inputs used to value assets and liabilities which include: Level 1 – inputs are quoted market prices for identical assets or liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – inputs are unobservable inputs for the asset or liability.

The following table summarizes the Company’s financial assets and liabilities (only those required to be measured at fair value on a recurring basis) at fair value as of June 27, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Foreign currency forward contracts	$—	$912	$—	$912

The Company currently has forward contracts to lock in known future cash outflows for expenses denominated in the Mexican peso. These contracts are measured on a recurring basis based on the foreign currency spot rates and forward rates quoted by banks or foreign currency dealers. These contracts are marked to market using level 2 input criteria every period with the unrealized gain or loss reported as a component of shareholders’ equity in accumulated other comprehensive income, as they qualify for hedge accounting.

11. DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to SFAS No. 133, the Company has expanded the quarterly and annual disclosures on its derivative instruments and hedging activities. The Company has entered into foreign currency forward contracts and those contracts are accounted for as cash flow hedges under SFAS No. 133. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive (loss) income (AOCI) and is reclassified into earnings in the same period which the underlying hedged transaction affects earnings. The derivative’s effectiveness represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.

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

As of June 27, 2009, the Company had outstanding foreign currency forward contracts of $17.8 million. These contract maturity dates do not exceed 12 months. As of June 27, 2009, the net amount of existing gains expected to be reclassified into earnings within the next twelve months was $912,000. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial.

The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts are major banking institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote.

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of June 27, 2009 (in thousands):

Derivatives Designated as Hedging Instruments Under SFAS No. 133	Balance Sheet Location	June 27, 2009 Fair Value	June 28, 2008 Fair Value
Foreign currency forward contracts	Other current assets	$912	$—

As of June 27, 2009, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company entered into $26.6 million, and settled $8.8 million, foreign currency forward contracts during fiscal year 2009. There were no significant foreign currency forward contracts entered into during fiscal years 2008 and 2007. The following table summarizes the gain (loss) of derivative instruments on the Consolidated Statement of Operations for the fiscal year 2009 (in thousands):

Derivatives Designated as Hedging Instruments under SFAS No. 133	AOCI Balance as of June 28, 2008	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of June 27, 2009
Settled foreign currency forward contracts	$—	$(439)	$439	$—
Unsettled foreign currency forward contracts	—	912	—	912

Total	$—	$473	$439	$912

12. ENTERPRISE-WIDE DISCLOSURES

Products and Services

Of the revenues for the years ended June 27, 2009, June 28, 2008, and June 30, 2007, EMS sales were $180.7 million, $198.3 million, and $196.1 million, respectively. Keyboard sales for the years ended June 27, 2009, June 28, 2008, and June 30, 2007 were $4.2 million, $5.8 million, and $5.6 million, respectively.

Geographic Areas

Net sales and long-lived assets (property, plant, and equipment) by geographic area as of and for the years ended June 27, 2009, June 28, 2008, and June 30, 2007 are summarized in the following table. Net sales set forth below are based on the shipping destination.

	Domestic (U.S.)	Foreign	Total
		(in thousands)
2009
Net sales	$164,032	$20,892	$184,924
Long-lived assets	$4,909	$6,290	$11,199
2008
Net sales	$192,748	$11,374	$204,122
Long-lived assets	$3,936	$6,862	$10,798
2007
Net sales	$183,261	$18,451	$201,712
Long-lived assets	$5,433	$5,815	$11,248

For the year ended June 27, 2009, 52.3% of the Company’s foreign net sales were to customers in Canada, 24.7% were to Switzerland, 15.8% were to Asia, and the remaining 7.2% were spread among customers in other parts of Europe and Australia.

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

Significant Customers

The percentage of net sales and trade account receivables to customers were as follows:

	Percentage of Net Sales Fiscal Year			Percentage of Trade Accounts Receivable Fiscal Year
	2009	2008	2007	2009	2008
Customer A	14%	15%	18%	14%	17%
Customer B	13%	18%	17%	*	14%
Customer C	10%	*	*	*	*
Customer D	*	18%	22%	*	*

*	Amount was less than 10% of total.

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

13. QUARTERLY FINANCIAL DATA

    (Unaudited)

	Year Ended June 27, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$48,237	$46,990	$44,233	$45,464
Gross profit	3,407	3,816	3,312	2,645
Income before income taxes	462	223	308	200
Net income	408	106	262	287
Earnings per common share-basic	$0.04	$0.01	$0.03	$0.03
Earnings per common share-diluted	$0.04	$0.01	$0.03	$0.03
Weighted average shares outstanding
Basic	10,040	10,065	10,066	10,066
Diluted	10,212	10,073	10,066	10,074

	Year Ended June 28, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$44,550	$50,824	$51,461	$57,287
Gross profit	3,062	3,507	4,227	6,024
Income before income taxes	218	1,704	1,213	2,710
Net income	183	1,636	1,167	2,598
Earnings per common share-basic	$0.02	$0.16	$0.12	$0.26
Earnings per common share-diluted	$0.02	$0.16	$0.11	$0.25
Weighted average shares outstanding
Basic	9,928	10,013	10,024	10,024
Diluted	10,328	10,341	10,207	10,187

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A (T):    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of June 27, 2009, the Company’s disclosure controls and procedures are effective based on that criteria.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 27, 2009. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of June 27, 2009, the Company’s internal control over financial reporting is effective based on that criteria.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during our fourth fiscal quarter ended June 27, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

Item 9B:	OTHER INFORMATION

None

PART III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information on the nominees for election as Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2009 fiscal year.

Executive Officers of the Registrant

This information is included in a separate item captioned “Executive Officers of the Registrant” in Part 1 of this report pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Compliance with Section 16(a) of the Exchange Act:

Incorporated by reference to Key Tronic Corporation’s 2009 Proxy Statement to Shareholders.

Code of Conduct

The Board of Directors has adopted a written Code of Conduct which applies to its directors and employees, including its executive officers. The Code of Conduct is available on the Company’s website at www.keytronic.com. The Company intends to disclose on its website any amendments to or waivers of the Code of Conduct.

Item 11:	EXECUTIVE COMPENSATION

Information appearing under the caption “Executive Compensation” in the Company’s 2009 Proxy Statement is incorporated herein by this reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of June 27, 2009.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	671,159	$3.65	0
Equity compensation plans not approved by security holders(1)	113,668	$2.50	68,500
Total	784,827	$3.48	68,500

(1)	Consists of the Key Tronic Corporation 2000 Employee Stock Option Plan

Information under the caption “Beneficial Ownership of Securities” in the Company’s 2009 Proxy Statement is incorporated herein by this reference.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under the caption “Related Person Transactions”, “Compensation Committee Interlocks and Insider Participation”, and “Directors’ Independence” in the Company’s 2009 Proxy Statement is incorporated herein by this reference.

Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Principal Accountant Fees and Services” in the Company’s 2009 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

2. SCHEDULES

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	24
II. Consolidated Valuation and Qualifying Accounts	49

Other schedules are omitted because of the absence of conditions under which they are required, or because required information is given in the financial statements or notes thereto.

3. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, incorporated by reference to the Exhibits to the Company’s form 10-K for the year ended June 30, 1986

3.2	Bylaws, as amended, incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 30, 1986

10.1*	Executive Stock Option Plan, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended June 30, 1986

10.2*	Amended and Restated 1990 Stock Option Plan for Non-Employee Directors, as amended, incorporated by reference to the Company’s 1997 Proxy Statement (dated October 10, 1997), pages 14-17

10.3*	1995 Executive Stock Option Plan, incorporated by reference to the Company’s 1995 Proxy Statement, pages 19-22

10.4*	2000 Employee Stock Option Plan, incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.5*	Officers’ Employment Contracts, incorporated by reference to the Company’s 1998 Proxy Statement, pages 10 and 11

10.6*	Employment Contract with Michael D. Chard, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended July 1, 2000

10.7*	Addenda to Officers’ Employment Contracts, incorporated by reference to Exhibits to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.8*	Description of Retention Bonus Plan, incorporated by reference to the Exhibits to the Company’s 10-Q for the quarter ended December 28, 2002

10.9*	Addenda to Officers’ Employment Contracts, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended June 29, 2002

10.10	Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended September 29, 2001

10.11	First and Second Amendments to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 29, 2002

10.12	Third Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended December 29, 2002

10.13	Fourth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 28, 2003

10.14	Fifth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended December 27, 2003

10.15	Sixth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended April 3, 2004

10.16	Seventh Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended July 3, 2004

10.17	Eighth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended July 3, 2004

10.18	Ninth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended October 2, 2004

10.19	Tenth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibit to the Company’s Form 8-K filed April 4, 2005

10.20	Promise to execute a Purchase and Sale Agreement with Key Safety Systems de Mexico, S.A. de C.V., incorporated by reference to the Exhibit to the Company’s Form 8-K filed April 26, 2005

10.21	Summary of material terms and conditions of the Purchase and Sale Agreement with Key Safety Systems de Mexico, S.A. de C.V., incorporated by reference to the Exhibit to the Company’s Form 8-K filed June 6, 2005

10.22*	Summary of Key Tronic Corporation Incentive Compensation Plan, incorporated by reference to Exhibit 10.23* the Company’s Form 10-K for the year ended July 2, 2005

10.23*	Employment Contract between Key Tronic Corporation and George Robert Alford, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 26, 2006

10.24*	Summary of Incentive Compensation Plan Performance goals and Target Payments for fiscal year 2007, incorporated by reference to the Company’s Form 8-K filed July 28, 2006

10.25*	Summary of Fiscal Years 2007 – 2009 Long Term Incentive Plan Performance Measures and Awards, incorporated by reference to the Company’s From 8-K filed July 28, 2006

10.26*	Summary of Key Tronic Corporation Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 27, 2005

10.27	Twelfth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibit to the Company’s Form 8-K filed September 7, 2006

10.28	Summary of material terms and conditions of the Purchase and Sale Agreement with Todenko Mexico S.A. de C.V., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 12, 2006

10.29	Summary of material terms and conditions of the Purchase and Sale Agreement with Todenko Mexico S.A. de C.V., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 20, 2006

10.30	Summary of material terms and conditions of the Sale and Purchase Agreement with Adevco Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 5, 2007

10.31	Summary of Second Amendment to Agreement of Sale and Purchase Agreement with Adevco Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 11, 2007

10.32*	Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2008 and Fiscal Years 2008-2010 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 27, 2007

10.33*	Summary of Incentive Compensation Plan Performance Goals and Target payments for Fiscal Year 2009 and Fiscal Years 2009 – 2011 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 24, 2008

10.34*	Summary of Incentive Compensation Plan Performance Goals and Target payments for Fiscal Year 2010 and Fiscal Years 2010 – 2012 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 23, 2009

10.35	Financing Agreement with Wells Fargo Bank, N.A., incorporated by reference to the Exhibits to the Company’s Form 8-K filed on August 24, 2009

21.	Subsidiaries of Registrant, submitted herewith

23.1	Consent of Independent Registered Public Accounting Firm, submitted herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, submitted herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, submitted herewith

32.1	Section 1350 Certification of Chief Executive Officer, submitted herewith

32.2	Section 1350 Certification of Chief Financial Officer, submitted herewith

*	Management contract or compensatory plan or arrangement

PART IV

SCHEDULE II

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

FISCAL YEARS ENDED JUNE 27, 2009, JUNE 28, 2008, AND

JUNE 30, 2007

	2009	2008	2007
		(in thousands)
Allowance for Obsolete Inventory
Balance at beginning of year	$236	$211	$1,669
Provisions	303	159	544
Dispositions	(130)	(134)	(2,002)

Balance at end of year	$409	$236	$211

Allowance for Doubtful Accounts
Balance at beginning of year	$110	$20	$0
Provisions	604	122	555
Write-offs	(603)	(32)	(535)

Balance at end of year	$111	$110	$20

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 11, 2009

KEY TRONIC CORPORATION

	By:	/s/ Craig D. Gates
Craig D. Gates, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Craig D. Gates	September 11, 2009
Craig D. Gates	Date
(President and Chief Executive Officer)

/s/ Ronald F. Klawitter	September 11, 2009
Ronald F. Klawitter	Date
(Principal Financial Officer and Principal Accounting Officer)

/s/ James R. Bean	September 11, 2009
James R. Bean	Date
(Director)

/s/ Dale F. Pilz	September 11, 2009
Dale F. Pilz	Date
(Director, Chairman of the Board)

/s/ Jack W. Oehlke	September 11, 2009
(Director, Former President and Chief Executive Officer)	Date

/s/ Yacov A. Shamash	September 11, 2009
Yacov A. Shamash	Date
(Director)

/s/ Patrick Sweeney	September 11, 2009
Patrick Sweeney	Date
(Director)