Form 10-Q
period 2009-09-26
KEY TRONIC CORP
filed 2009-11-09
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 26, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD FROM TO .

Commission File Number 0-11559

KEY TRONIC CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-0849125
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

As of October 23, 2009, 10,090,140 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

*	Items are not applicable

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 26, 2009	June 27, 2009
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,832	$729
Trade receivables, net allowance for doubtful accounts of $111 and $111	25,276	24,867
Inventories	30,101	32,291
Other	2,638	3,168

Total current assets	59,847	61,055

Property, plant and equipment - net	11,166	11,199

Other assets:
Restricted cash	—	124
Deferred income tax asset	4,576	4,611
Other	720	766

Total other assets	5,296	5,501

Total assets	$76,309	$77,755

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$20,195	$18,703
Accrued compensation and vacation	2,824	3,198
Current portion of other long-term obligations	284	359
Other	1,721	1,351

Total current liabilities	25,024	23,611

Long-term liabilities:
Revolving loan	—	2,412
Other long-term obligations	596	618

Total long-term liabilities	596	3,030

Total liabilities	25,620	26,641

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, no par value - shares authorized 25,000; issued and outstanding 10,069 and 10,066 shares, respectively	39,362	39,359
Retained earnings	11,138	10,843
Accumulated other comprehensive income	189	912

Total shareholders’ equity	50,689	51,114

Total liabilities and shareholders’ equity	$76,309	$77,755

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 26, 2009	September 27, 2008
	(in thousands, except per share amounts)
Net sales	$41,309	$48,237
Cost of sales	38,634	44,830

Gross profit on sales	2,675	3,407

Operating expenses:
Research, development and engineering	562	626
Selling, general and administrative	1,736	2,137

Total operating expenses	2,298	2,763

Operating income	377	644

Interest expense	46	182

Income before income tax provision	331	462

Income tax provision	36	54

Net income	$295	$408

Earnings per share – basic	$0.03	$0.04
Weighted average shares outstanding - basic	10,066	10,040
Earnings per share – diluted	$0.03	$0.04
Weighted average shares outstanding - diluted	10,082	10,212

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended
	September 26, 2009	September 27, 2008
	(in thousands)
Net income	$295	$408

Other comprehensive (loss) income:
Change in fair market value of foreign exchange contracts	(336)	—

Comprehensive (loss) income	$(41)	$408

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 26, 2009	September 27, 2008
	(in thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$295	$408

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	385	401
Provision for doubtful accounts	—	75
Provision for obsolete inventory	—	138
Provision for (recovery of) warranty	(5)	13
Loss on disposal of assets	1	—
Changes in operating assets and liabilities:
Trade receivables	(409)	7,659
Inventories	2,190	(1,869)
Other assets	(95)	(367)
Accounts payable	1,492	(4,278)
Accrued compensation and vacation	(374)	(1,526)
Other liabilities	371	122

Cash provided by operating activities	3,851	776

Cash flows from investing activities:
Purchase of property and equipment	(340)	(126)

Cash (used in) investing activities	(340)	(126)

Cash flows from financing activities:
Payment of financing costs	(50)	(50)
Repayment of long term debt	(74)	(69)
Decrease (increase) in restricted cash	124	(1,181)
Borrowings under revolving credit agreement	9,763	56,747
Repayment of revolving credit agreement	(12,175)	(56,257)
Proceeds from exercise of stock options	4	53

Cash used in financing activities	(2,408)	(757)

Net increase (decrease) in cash and cash equivalents	1,103	(107)
Cash and cash equivalents, beginning of period	729	2,879

Cash and cash equivalents, end of period	$1,832	$2,772

Supplemental cash flow information:
Interest payments	$62	$192
Income tax payments, net of refunds	$36	$127

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful receivables, the provision for obsolete and nonsaleable inventories, the valuation allowances on deferred tax assets, impairment of long-lived assets, medical insurance liability, long-term incentive compensation accrual and the provision for warranty costs. Actual results could differ from those estimates. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 9, 2009. There were no significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarters ended September 26, 2009 and September 27, 2008 were 13 week periods. Fiscal year 2010 will end on July 3, 2010 which is a 53 week year.

2. NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. This statement establishes the FASB Accounting Standards CodificationTM (ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. This statement was codified into FASB ASC Topic 105, Generally Accepted Accounting Principles. The Codification structure was created to organize GAAP pronouncements using numerical designation by topic, subtopic, section, and paragraph so users can more easily access the authoritative accounting guidance. This guidance is effective for interim and annual periods ending after September 15, 2009. The Company adopted this statement in the first quarter of fiscal year 2010 and all SFAS references have been replaced with ASC references.

FASB ASC Topic 825, Financial Instruments, requires disclosure about fair value of financial instruments in interim financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The Company adopted this statement in the first quarter of fiscal year 2010 and it did not have a material impact on the Company’s Consolidated Financial Statements.

3. INVENTORIES

The components of inventories consist of the following (in thousands):

	September 26, 2009	June 27, 2009
Finished goods	$5,030	$7,898
Work-in-process	4,192	3,968
Raw materials and supplies	20,879	20,425

	$30,101	$32,291

4. LONG-TERM DEBT

On August 19, 2009, the Company entered into a credit agreement with Wells Fargo Bank, N.A. providing for a revolving line credit facility for up to $20 million and paid off the CIT Group/Business Credit, Inc. (CIT) revolving loan of $2.1 million. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the JP Morgan Chase prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5% and the fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).

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

The new line of credit is secured by substantially all of the assets of the Company. Based on the trailing four quarters EBITDA as of September 26, 2009, the Company could borrow up to $13.4 million under the Wells Fargo line of credit. There was no outstanding balance under the credit facility as of September 26, 2009. As of September 27, 2008, the range of interest being paid to CIT on outstanding balances was 4.13% to 5.00%.

5. INCOME TAXES

The Company had domestic income tax loss carryforwards of approximately $33.2 million at June 27, 2009. In accordance with FASB ASC Topic 740, Accounting for Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. Management assessed the Company’s recent operating levels and the sources of future taxable income to estimate a valuation allowance. Management has determined that the valuation allowance of $8.1 million is appropriate as of September 26, 2009. The Company’s judgments regarding future use of deferred tax assets may change due to changes in market conditions, changes in tax laws or other factors. If assumptions and estimates change in the future the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional income tax expense or benefit.

In addition to its domestic operations, the Company has subsidiaries in Mexico and China. The Company is currently applying certain tax credits to offset the income tax liabilities of its Mexican subsidiaries. As of January 1, 2008, the Company became subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The effect of IETU and an associated presidential decree in fiscal year 2009 has been included in the effective tax rate for the three months ended September 26, 2009 and was approximately $26,000. Accordingly, the income tax provisions for the first quarter of fiscal years 2010 and 2009 are primarily attributable to the taxable earnings of the Company’s foreign subsidiaries.

FASB ASC Topic 740, Accounting for Income Taxes, requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. If interest or penalties are assessed, the Company would recognize these charges as income tax expense. The Company has not recorded any income tax expense or benefit for uncertain tax positions and does not anticipate any adjustments over the next 12 months.

6. EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by including both the weighted-average number of shares outstanding and any dilutive common share equivalents in the denominator. The following table presents a reconciliation of the denominator and the number of antidilutive common share options that were not included. These antidilutive securities occur when options outstanding have an option price greater than the average market price for the period:

	Three Months Ended
	(in thousands, except per share information)
	September 26, 2009	September 27, 2008
Net income	$295	$408

Weighted average shares outstanding - basic	10,066	10,040
Effect of dilutive common stock options	16	172

Weighted average shares outstanding - diluted	10,082	10,212

Earnings per share - basic	$0.03	$0.04
Earnings per share - diluted	$0.03	$0.04

Antidilutive options not included in diluted earnings per share	506,000	411,000

7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company had no material firm commitments to contractors and suppliers for capital expenditures at September 26, 2009.

Leases

The Company leases certain facilities, equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates over the next five years.

Warranties

The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was $14,000 and $25,000 as of September 26, 2009 and June 27, 2009, respectively.

8. FAIR VALUE MEASUREMENTS

The Company has adopted the FASB ASC Topic 820, Fair Value Measurements and Disclosure, which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and expands disclosures about fair value measurements. There are three levels of fair value hierarchy inputs used to value assets and liabilities which include: Level 1 – inputs are quoted market prices for identical assets or liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – inputs are unobservable inputs for the asset or liability.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 26, 2009 and June 27, 2009 (in thousands):

	September 26, 2009
	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$334	$—	$(145)	$189
Financial Liabilities:
Foreign currency forward contracts	$—	$(145)	$—	$145	$—

(1)	This amount represents the impact of a legally enforceable payment netting agreement that allows the Company to settle positive and negative positions with the same counterparty.

	June 27, 2009
	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$912	$—	$—	$912

(1)	This amount represents the impact of a legally enforceable payment netting agreement that allows the Company to settle positive and negative positions with the same counterparty.

The Company currently has forward contracts to lock in known future cash outflows for expenses denominated in the Mexican peso. These contracts are measured on a recurring basis based on the foreign currency spot rates and forward rates quoted by banks or foreign currency dealers. These contracts are marked to market using level 2 input criteria every period with the unrealized gain or loss reported as a component of shareholders’ equity in accumulated other comprehensive (loss) income, as they qualify for hedge accounting.

The carrying values of the remaining financial instruments reflected on the balance sheet as of September 26, 2009 and June 27, 2009, reasonably approximate their fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt as of September 26, 2009 and June 27, 2009 approximates the carrying values.

9. DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with FASB ASC Topic 815, Derivatives and Hedging, the Company has expanded the quarterly and annual disclosures on its derivative instruments and hedging activities. The Company has entered into foreign currency forward contracts and those contracts are accounted for as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive (loss) income (AOCI) and is reclassified into earnings in the same period which the underlying hedged transaction affects earnings. The derivative’s effectiveness represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.

The Company transacts business in Mexico and is subject to the risk of foreign currency exchange rate fluctuations. The Company enters into foreign currency forward contracts to manage the foreign currency fluctuations for Mexican peso denominated payroll, utility, tax, and certain operating expenses. The foreign currency forward contracts have terms that are matched to the underlying transactions being hedged. As a result they are expected to fully offset the hedged risk and no ineffectiveness has been recorded.

As of September 26, 2009, the Company had outstanding foreign currency forward contracts of $17.3 million. These contract maturity dates do not exceed 12 months. As of September 26, 2009, the net amount of existing gains expected to be reclassified into earnings within the next twelve months was $189,000.

The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts are major banking institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote.

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of September 26, 2009 and June 27, 2009 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 26, 2009 Fair Value(1)	June 27, 2009 Fair Value(1)
Foreign currency forward contracts	Other current assets	$189	$912

(1)	Derivatives are carried at fair value in the consolidated balance sheets after reflecting the impact of legally enforceable payment netting agreements with the same counterparty. Refer to Note 8.

As of September 26, 2009, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company entered into foreign currency forward contracts of $4.0 million and settled $4.5 million of such contracts during the three months ended September 26, 2009.

The following table summarizes the gain (loss) of derivative instruments on the Consolidated Statement of Operations for the three months ended September 26, 2009 (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 27, 2009	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of September 26, 2009
Settled foreign currency forward contracts for the three months ended September 26, 2009	$381	$6	$(387)	$-
Unsettled foreign currency forward contracts	531	(342)	—	189

Total	$912	$(336)	$(387)	$189

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

OVERVIEW

Key Tronic Corporation (dba: KeyTronicEMS Co.), trading on the NASDAQ with the symbol KTCC, was organized in 1969 as a Washington corporation that locally manufactured computer keyboards. Our goal was to become the world’s largest manufacturer of input devices for terminals, word processors and personal computers. The ability to design, build and deliver a quality product led to a reputation in the industry, allowing us to be a leading independent manufacturer of keyboards for computers in the United States. Our fully integrated design, tooling, and automated manufacturing capabilities enabled us to rapidly respond to customers’ needs for keyboards in production quantities worldwide. We supported our sales growth through the development and purchase of international manufacturing facilities. As the computer keyboard market matured with increasing competition from other international providers, we determined that our business could no longer solely rely on keyboard sales.

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

The EMS industry experienced growth over the past several years as more original equipment manufacturers (OEMs) chose to outsource manufacturing. This expansion of the EMS industry allowed us to continue to expand our customer base and the industries that we serve. The recent challenging global economic environment has however, had a negative impact on our results of operations as the demand from our customers has declined. We successfully confronted the challenging global economic environment in fiscal year 2009 by reducing our costs while ramping up new customer programs, which allowed us to maintain profitability and strengthen our balance sheet. The ramp up for our new programs was slowed by the recession, but these new programs continue to represent a growing portion of our revenue and a promising foundation for our future. In keeping with our long-term strategic objectives, we have been successfully building a more diversified customer portfolio and a less concentrated revenue base, spanning a wider range of industries. We currently offer our customers the following services: integrated electronic and mechanical engineering, precision plastic molding, assembly, component selection, sourcing and procurement, worldwide logistics, and new product testing and production all at competitive pricing due to our global footprint.

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

Sales for the first quarter of fiscal year 2010 decreased 14.4% to $41.3 million compared to $48.2 million for the same period of fiscal year 2009. This decrease in sales reflects the expected lower demand from existing programs with established customers due to the unfavorable global economic environment. The decline in demand from our established customers’ programs was partially offset by revenue from new customers and revenue from new programs with existing customers. In the first quarter of fiscal year 2009 new customers contributed 19.4% of revenue. These same customers from 2009 plus new customers in the first quarter of fiscal year 2010 contributed 43.5% of revenue.

In the first quarter of fiscal 2010, we continued to successfully meet the challenges of the global recession by reducing our costs while ramping up our new customer programs and further diversifying our customer portfolio across a wide range of industries. Despite the macro-economic uncertainty, we remain strongly positioned to win new business and currently expect to see growth in the second half of our fiscal year, driven by increased production levels of our new programs for both new and longstanding customers. Sales in the second quarter of fiscal year 2010 are expected to be in the range of $38 million to $43 million. Future results will depend on actual levels of customers’ orders and the timing of the start up of production of new product programs. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

Net income for the first quarter of fiscal year 2010 was $295,000 compared to $408,000 for the first quarter of fiscal year 2009. The decrease in the net income for the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009 reflects the lower revenue from customers due to the unfavorable global economic environment.

Gross profit as a percentage of sales for the first quarter of fiscal year 2010 was 6.5% compared to 7.1% for the first quarter of fiscal year 2009. The decrease in gross profit as a percentage of net sales was the result of lower fixed cost absorption due to decreased sales. The level of gross margin is impacted by facility utilization, product mix, timing of the start up of new programs, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

We maintain a strong balance sheet with a current ratio of 2.4 and a long-term debt to equity ratio of 0. Total cash provided by operations was $3.9 million for the first quarter of fiscal year 2010. We maintain sufficient liquidity for our expected future operations and had approximately $13.4 million available under our Wells Fargo Bank, N.A. line of credit as of September 26, 2009. We believe that internally generated funds, our borrowing capacity, and equipment leasing should provide adequate capital for planned growth over the long term.

On August 19, 2009, we entered into a credit agreement with Wells Fargo Bank, N.A. providing for a revolving line of credit facility of up to $20 million and paid off our CIT revolving loan. The agreement with Wells Fargo Bank, N.A. specifies that we, and our subsidiaries, use the proceeds of the revolving line of credit primarily for working capital and general corporate purposes. We may elect to borrow under this revolving line of credit at an interest rate of either a “Base Rate” or a “Fixed Rate”. The base rate is the higher of the prime rate, daily one month LIBOR plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of trailing four quarters EBITDA.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

We recognize revenue when products are shipped and the sales revenue becomes realizable. FASB ASC Topic 605, Revenue Recognition, states that revenue generally is realized or realizable and earned when all of the following criteria are met:

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

Allowance for Doubtful Accounts

We value our accounts receivable net of an allowance for doubtful accounts of $111,000 at September 26, 2009 and June 27, 2009. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.

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

Income Taxes

We had domestic tax loss carryforwards of approximately $33.2 million and other future deductible temporary differences and tax credit carryforwards at June 27, 2009. In accordance with FASB ASC Topic 740, Accounting for Income Taxes, we assess the sources of future taxable income, based on management’s estimates, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. We have determined that a valuation allowance of $8.1 million on the total deferred tax asset is appropriate as of September 26, 2009. Our judgments regarding future use of deferred tax assets may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and estimates change in the future, the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional income tax expense or benefit.

Derivatives

We adopted FASB ASC Topic 815, Derivatives and Hedging, as of March 28, 2009. All material derivative instruments are recorded on the balance sheet at their respective fair values. Generally, if a derivative instrument is specifically designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. As of September 26, 2009, we had forward contracts to lock in known future cash outflows for payroll, utility, tax, and accounts payable expenses denominated in the Mexican peso. As of September 26, 2009, the fair value of these contracts was an asset of $189,000 which was included in other current assets and recorded as unrealized income in accumulated other comprehensive income.

RESULTS OF OPERATIONS

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes. The following table presents the percentage relationship to net sales of certain items in the Consolidated Statements of Operations for the periods indicated.

	First Quarter Ended
	September 26, 2009	September 27, 2008
Net sales	100.0%	100.0%
Cost of sales	93.5	92.9

Gross profit	6.5	7.1

Operating expenses
Research, development and engineering	1.4	1.3
Selling, general and administrative	4.2	4.5

Total operating expenses	5.6	5.8

Operating income	0.9	1.3

Interest expense	0.1	0.4

Income before income taxes	0.8	0.9

Income tax provision	0.1	0.1

Net income	0.7%	0.8%

Sales

Sales for the first quarter of fiscal year 2010 decreased 14.4% to $41.3 million compared to $48.2 million for the same period of fiscal year 2009. This decrease in sales reflects the expected lower demand from existing programs with established customers due to the unfavorable global economic environment. The decline in demand from our established customers’ programs was partially offset by revenue from new customers and revenue from new programs with existing customers. In the first quarter of fiscal year 2009 new customers contributed approximately 19.4% of revenue. These new customers from 2009 plus new customers in 2010 contributed approximately 43.5% of revenue.

In the first quarter of fiscal 2010, we continued to successfully meet the challenges of the global recession by reducing our costs while ramping up our new customer programs and further diversifying our customer portfolio across a wide range of industries. Despite the macro-economic uncertainty, we remain strongly positioned to win new business and currently expect to see growth in the second half of our fiscal year, driven by increased production levels of our new programs for both new and longstanding customers. Sales in the second quarter of fiscal year 2010 are expected to be in the range of $38 million to $43 million. Future results will depend on actual levels of customers’ orders and the timing of the start up of production of new product programs. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

Sales to our largest customers may vary significantly from quarter to quarter depending on the size and timing of customer program commencement, forecasts, delays, and design modifications. We remain dependent on continued sales to our significant customers and most contracts with customers are not firm long-term purchase commitments. Only a short window of approximately three to six months of total demand information is provided to us by our customers. We seek to maintain flexibility in production capacity by employing skilled temporary and short-term labor and by utilizing short-term leases on equipment and manufacturing facilities. In addition, our capacity and core competencies for printed circuit board assemblies (PCBAs), precision molding, tool making, assembly, and engineering can be applied to a wide variety of products.

Gross Profit

Gross profit as a percentage of sales for the first quarter of fiscal year 2010 was 6.5% compared to 7.1% for the first quarter of fiscal year 2009. The decrease in gross profit as a percentage of net sales was the result of lower fixed cost absorption due to decreased sales. The level of gross margin is impacted by facility utilization, product mix, timing of the start up of new programs, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

Included in gross profit are charges related to changes in the allowance for obsolete inventory. We did not record a provision for obsolete inventory for the first three months of fiscal year 2010. We recorded a $138,000 provision for the first three months of fiscal year 2009. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses

Total operating expenses were $2.3 million in the first quarter of fiscal year 2010 and $2.8 million in the first quarter of fiscal year 2009. The difference was mainly attributable to a decrease in selling, general and administrative (SG&A) expenses. Operating expenses as a percentage of sales decreased to 5.6% in the first quarter of fiscal year 2010 from 5.8% in the first quarter of fiscal year 2009.

Total SG&A expenses were $1.7 million and $2.1 million during the first quarters of fiscal years 2010 and 2009, respectively. The difference was mainly attributable to lower charges for doubtful receivables and lower payroll expense due to a workforce reduction. For the first three months of fiscal year 2010 there was no charge to provide for doubtful collection of receivables. A charge of $75,000 for doubtful collection was recorded in the first three months of fiscal year 2009.

Total research, development, and engineering (RD&E) expenses were $562,000 and $626,000 during the first quarters of fiscal years 2010 and 2009, respectively. Lower RD&E expenses in the first quarter of fiscal year 2010 compared to the same period of fiscal year 2009 were the result of lower payroll expense due to a workforce reduction.

Interest

Interest expense decreased to $46,000 in the first quarter of fiscal year 2010 from $182,000 in the first quarter of fiscal year 2009. The decreases in interest expense in the first quarter of fiscal year 2010 compared to the same period of fiscal year 2009 is due to a decrease in the average outstanding revolving credit facility balance and a decrease in variable interest rates.

Income Taxes

We had domestic income tax loss carryforwards of approximately $33.2 million at June 27, 2009. In accordance with FASB ASC Topic 740, Accounting for Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. Management assessed our recent operating levels and the sources of future taxable income to estimate a valuation allowance. We determined that the valuation allowance of $8.1 million is appropriate as of September 26, 2009. Our judgments regarding future use of deferred tax assets may change due to changes in market conditions, changes in tax laws or other factors. If assumptions and estimates change in the future the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional income tax expense or benefit.

In addition to our domestic operations, we have subsidiaries in Mexico and China. We are currently applying certain tax credits to offset the income tax liabilities of our Mexican subsidiaries. As of January 1, 2008, we became subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The effect of IETU and an associated presidential decree on fiscal year 2010 results has been included in the effective tax rate for the three months ended September 26, 2009 and was approximately $26,000. Accordingly, the income tax provisions for the first quarter of fiscal years 2010 and 2009 are primarily attributable to the taxable earnings of our foreign subsidiaries.

Backlog

On September 26, 2009, we had an order backlog of approximately $27.1 million. This compares with a backlog of approximately $35.2 million on September 27, 2008. The change in backlog at September 26, 2009, when compared to September 27, 2008, was due to the decline in demand from our existing customers as the result of the unfavorable global economic environment. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Net cash provided by operating activities for the three months ended September 26, 2009 was $3.9 million, compared to $776,000 provided during the same period of the prior fiscal year. This consisted primarily of a $2.2 million decrease in inventory and a $1.5 million increase in accounts payable. The decrease in inventory was attributable to a reduction of finished goods during the quarter and the increase in accounts payable was primarily driven by the timing of purchases and cash payments during the first three months of fiscal year 2010. Accounts payable fluctuates with changes in inventory levels and negotiated supplier terms. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change the amount of inventory may also fluctuate.

Investing Cash Flow

During the first three months of fiscal year 2010, we spent $340,000 for capital additions compared to $126,000 in the same period of the previous fiscal year. Our capital expenditures primarily consist of purchases of manufacturing equipment to support our production facilities. We also use leases to acquire equipment. Operating leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.

Financing Cash Flow

Our primary financing activity during the first three months of fiscal years 2010 and 2009 was borrowing and repayment under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $20 million, subject to availability. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the JP Morgan Chase prime rate, daily one month LIBOR plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of trailing four quarters EBITDA.

As of September 26, 2009, we were in compliance with our loan covenants and approximately $13.4 million was available under the revolving line of credit facility.

Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future.

Restricted cash included amounts in our bank account that must be used to pay down our revolving line of credit.

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

Dilution and Stock Price Volatility

As of September 26, 2009, there were outstanding options for the purchase of 546,494 shares of our common stock, all of which were vested and exercisable. Holders of the common stock will suffer immediate dilution to the extent outstanding options to purchase the common stock are exercised. Our stock price may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to us such as variations in quarterly operating results or changes in earnings estimates, or to factors relating to the EMS industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility is secured by substantially all of our assets. The interest rates applicable to our revolving credit facility fluctuate with the JP Morgan Chase Bank prime rate and LIBOR rates. We did not have an amount outstanding under our revolving credit facility as of September 26, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility.

Foreign Currency Exchange Risk

A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $17.3 million of foreign currency forward contracts as of September 26, 2009. The fair value of these contracts was $189,000 and was recorded in other current assets in the Consolidated Balance Sheet as of September 26, 2009. See Note 9 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of September 26, 2009, the Company’s disclosure controls and procedures are effective based on that criteria.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during our first quarter ended September 26, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II. OTHER INFORMATION:

Item 1A.	Risk Factors

Information regarding risk factors appear in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q.

There are no material changes to the risk factors set forth in Part I Item 1A in the Company’s Annual Report on Form 10-K for the year ended June 27, 2009.

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date: November 9, 2009
(President and Chief Executive Officer)

/s/ RONALD F. KLAWITTER
Ronald F. Klawitter	Date: November 9, 2009
(Principal Financial Officer and
Principal Accounting Officer)