Form 10-Q
period 2009-12-26
KEY TRONIC CORP
filed 2010-02-09
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED DECEMBER 26, 2009

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

As of February 5, 2010, 10,090,140 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

Index

		Page No.

PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Consolidated Balance Sheets (Unaudited) December 26, 2009 and June 27, 2009	3

	Consolidated Statements of Operations (Unaudited) for the Second Quarters Ended December 26, 2009 and December 27, 2008	4

	Consolidated Statements of Operations (Unaudited) for the Six Months Ended December 26, 2009 And December 27, 2008	5

	Consolidated Statements of Comprehensive (Loss) Income (Unaudited) for the Second Quarters and Six Months Ended December 26, 2009 and December 27, 2008	6

	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended December 26, 2009 and December 27, 2008	7

	Notes to Consolidated Financial Statements	8 -13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4(T).	Controls and Procedures	22

PART II.	OTHER INFORMATION:

Item 1.	Legal Proceedings*

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds*

Item 3.	Defaults upon Senior Securities*

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information*

Item 6.	Exhibits	23

Signatures		24

*	Items are not applicable

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 26, 2009	June 27, 2009
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$7,217	$729
Trade receivables, net allowance for doubtful accounts of $111 and $111	26,197	24,867
Inventories	28,906	32,291
Other	3,320	3,168

Total current assets	65,640	61,055

Property, plant and equipment - net	11,597	11,199

Other assets:
Restricted cash	—	124
Deferred income tax asset	4,576	4,611
Other	700	766

Total other assets	5,276	5,501

Total assets	$82,513	$77,755

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$23,291	$18,703
Accrued compensation and vacation	3,645	3,198
Current portion of other long-term obligations	243	359
Other	1,797	1,351

Total current liabilities	28,976	23,611

Long-term liabilities:
Revolving loan	—	2,412
Other long-term obligations	674	618

Total long-term liabilities	674	3,030

Total liabilities	29,650	26,641

Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, no par value - shares authorized 25,000; issued and outstanding 10,090 and 10,066 shares, respectively	39,396	39,359
Retained earnings	12,808	10,843
Accumulated other comprehensive income	659	912

Total shareholders’ equity	52,863	51,114

Total liabilities and shareholders’ equity	$82,513	$77,755

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarters Ended
	December 26, 2009	December 27, 2008
	(in thousands, except per share amounts)
Net sales	$44,750	$46,990
Cost of sales	40,040	43,174

Gross profit on sales	4,710	3,816

Operating expenses:
Research, development and engineering	704	592
Selling, general and administrative	2,273	2,056
Goodwill impairment	—	765

Total operating expenses	2,977	3,413

Operating income	1,733	403
Interest expense	19	180

Income before income tax provision	1,714	223
Income tax provision	44	117

Net income	$1,670	$106

Earnings per share - basic	$0.17	$0.01
Weighted average shares outstanding - basic	10,087	10,065
Earnings per share - diluted	$0.17	$0.01
Weighted average shares outstanding - diluted	10,110	10,073

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended
	December 26, 2009	December 27, 2008
	(in thousands, except per share amounts)
Net sales	$86,059	$95,227
Cost of sales	78,674	88,004

Gross profit on sales	7,385	7,223

Operating expenses:
Research, development and engineering	1,267	1,218
Selling, general and administrative	4,009	4,193
Goodwill impairment	—	765

Total operating expenses	5,276	6,176

Operating income	2,109	1,047
Interest expense	64	362

Income before income tax provision	2,045	685
Income tax provision	80	171

Net income	$1,965	$514

Earnings per share - basic	$0.19	$0.05
Weighted average shares outstanding - basic	10,076	10,053
Earnings per share - diluted	$0.19	$0.05
Weighted average shares outstanding - diluted	10,094	10,081

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
	(in thousands)		(in thousands)
Net income	$1,670	$106	$1,965	$514
Other comprehensive (loss) income:
Change in fair market value of foreign exchange contracts	776	(113)	507	(113)

Comprehensive (loss) income	$2,446	$(7)	$2,472	$401

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 26, 2009	December 27, 2008
	(in thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$1,965	$514
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	780	768
Goodwill impairment	—	765
Provision for doubtful accounts	—	75
Provision for obsolete inventory	1,425	200
Provision for warranty	16	21
Loss on disposal of assets	9	3
Changes in operating assets and liabilities:
Trade receivables	(1,330)	6,441
Inventories	1,960	176
Other assets	(310)	610
Accounts payable	4,588	(7,011)
Accrued compensation and vacation	447	(1,832)
Other liabilities	523	124

Cash provided by operating activities	10,073	854

Cash flows from investing activities:
Purchase of property and equipment	(1,170)	(260)

Cash used in investing activities	(1,170)	(260)

Cash flows from financing activities:
Payment of financing costs	(50)	(50)
Repayment of long term debt	(114)	(135)
Decrease (increase) in restricted cash	124	(486)
Borrowings under revolving credit agreement	9,763	104,021
Repayment of revolving credit agreement	(12,175)	(105,374)
Proceeds from exercise of stock options	37	58

Cash used in financing activities	(2,415)	(1,966)

Net increase (decrease) in cash and cash equivalents	6,488	(1,372)
Cash and cash equivalents, beginning of period	729	2,879

Cash and cash equivalents, end of period	$7,217	$1,507

Supplemental cash flow information:
Interest payments	$82	$375
Income tax payments, net of refunds	$64	$310

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful receivables, the provision for obsolete and nonsaleable inventories, the valuation allowances on deferred tax assets, valuation of goodwill, impairment of long-lived assets, medical insurance liability, long-term incentive compensation accrual and the provision for warranty costs. Actual results could differ from those estimates. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on February 9, 2010. There were no significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarters ended December 26, 2009 and December 27, 2008 were 13 week periods. Fiscal year 2010 will end on July 3, 2010 which is a 53 week year.

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

In August 2009, the FASB issued Accounting Standard Update (ASU) 2009-05, Measuring Liabilities at Fair Value, concerning measuring liabilities at fair value. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain valuation techniques. Additionally, it clarifies that a reporting entity is not required to adjust the fair value of a liability for the existence of a restriction that prevents the transfer of the liability. This new guidance is effective for the first reporting period after its issuance, however earlier application is permitted.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of ASU 2010-6 to have a material impact on our consolidated financial statements.

3. INVENTORIES

The components of inventories consist of the following (in thousands):

	December 26, 2009	June 27, 2009
Finished goods	$3,692	$7,898
Work-in-process	4,392	3,968
Raw materials and supplies	20,822	20,425

	$28,906	$32,291

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

The new line of credit is secured by substantially all of the assets of the Company. Based on the trailing four quarters EBITDA as of December 26, 2009, the Company could borrow up to $18.2 million under the Wells Fargo line of credit. There was no outstanding balance under the credit facility as of December 26, 2009. As of December 27, 2008, the range of interest being paid to CIT on outstanding balances was 4.13% to 5.00%.

5. INCOME TAXES

The Company had domestic income tax loss carryforwards of approximately $33.2 million at June 27, 2009. In accordance with FASB ASC Topic 740, Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. Management assessed the Company’s recent operating levels and the sources of future taxable income to estimate a valuation allowance. Management has determined that the valuation allowance of $8.1 million is appropriate as of December 26, 2009. The Company’s judgments regarding future use of deferred tax assets may change due to changes in market conditions, changes in tax laws or other factors. If assumptions and estimates change in the future the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional income tax expense or benefit.

In addition to its domestic operations, the Company has subsidiaries in Mexico and China. The Company is currently applying certain tax credits to offset the income tax liabilities of its Mexican subsidiaries. As of January 1, 2008, the Company became subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The effect of IETU and an associated presidential decree in fiscal year 2009 has been included in the effective tax rate for the six months ended December 26, 2009 and was approximately $55,000. Accordingly, the income tax provisions for the second quarter of fiscal years 2010 and 2009 are primarily attributable to the taxable earnings of the Company’s foreign subsidiaries.

FASB ASC Topic 740, Income Taxes, requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. If interest or penalties are assessed, the Company would recognize these charges as income tax expense. The Company has not recorded any income tax expense or benefit for uncertain tax positions and does not anticipate any adjustments over the next 12 months.

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

	Second Quarters Ended
	(in thousands, except per share information)
	December 26, 2009	December 27, 2008
Net income	$1,670	$106
Weighted average shares outstanding - basic	10,087	10,065
Effect of dilutive common stock options	23	8

Weighted average shares outstanding - diluted	10,110	10,073

Earnings per share - basic	$0.17	$0.01
Earnings per share - diluted	$0.17	$0.01

Antidilutive options not included in diluted earnings per share	445,000	932,000

	Six Months Ended
	(in thousands, except per share information)
	December 26, 2009	December 27, 2008
Net income	$1,965	$514
Weighted average shares outstanding - basic	10,076	10,053
Effect of dilutive common stock options	18	28

Weighted average shares outstanding - diluted	10,094	10,081

Earnings per share - basic	$0.19	$0.05
Earnings per share - diluted	$0.19	$0.05

Antidilutive options not included in diluted earnings per share	445,000	886,000

7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company had no material firm commitments to contractors and suppliers for capital expenditures at December 26, 2009.

Leases

The Company leases certain facilities, equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates over the next five years.

Warranties

The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was $20,000 and $25,000 as of December 26, 2009 and June 27, 2009, respectively.

8. FAIR VALUE MEASUREMENTS

The Company has adopted the FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and expands disclosures about fair value measurements. There are three levels of fair value hierarchy inputs used to value assets and liabilities which include: Level 1 – inputs are quoted market prices for identical assets or liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – inputs are unobservable inputs for the asset or liability.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 26, 2009 and June 27, 2009 (in thousands):

	December 26, 2009
	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$769	$—	$(110)	$659
Financial Liabilities:
Foreign currency forward contracts	$—	$(110)	$—	$110	$—

(1)	This amount represents the impact of a legally enforceable payment netting agreement that allows the Company to settle positive and negative positions with the same counterparty.

	June 27, 2009
	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$912	$—	$—	$912

(1)	This amount represents the impact of a legally enforceable payment netting agreement that allows the Company to settle positive and negative positions with the same counterparty.

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

The carrying values of the remaining financial instruments reflected on the balance sheet as of December 26, 2009 and June 27, 2009, reasonably approximate their fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt as of June 27, 2009 approximates the carrying value.

9. DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with FASB ASC Topic 815, Derivatives and Hedging, the Company has expanded the quarterly and annual disclosures on its derivative instruments and hedging activities. The Company has entered into foreign currency forward contracts and those contracts are accounted for as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI) and is reclassified into earnings in the same period which the underlying hedged transaction affects earnings. The derivative’s effectiveness represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.

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

As of December 26, 2009, the Company had outstanding foreign currency forward contracts of $23.5 million. These contract maturity dates do not exceed 18 months. As of December 26, 2009, the net amount of existing gains expected to be reclassified into earnings within the next 12 months was $713,000.

The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts are major banking institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote.

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of December 26, 2009 and June 27, 2009 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 26, 2009 Fair Value(1)	June 27, 2009 Fair Value(1)
Foreign currency forward contracts	Other current assets	$659	$912

(1)	Derivatives are carried at fair value in the consolidated balance sheets after reflecting the impact of legally enforceable payment netting agreements with the same counterparty. Refer to Note 8.

As of December 26, 2009, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company entered into foreign currency forward contracts of $10.6 million and settled $4.5 million of such contracts during the three months ended December 26, 2009.

The following table summarizes the effect of derivative instruments on the Consolidated Financial Statements for the three months ended December 26, 2009 (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of September 26, 2009	Effective Portion Recorded In AOCI	Effective (Gain) Reclassified From AOCI Into Cost of Sales	AOCI Balance as of December 26, 2009
Settled foreign currency forward contracts for the three months ended December 26, 2009	$306	$209	$(515)	$—
Unsettled foreign currency forward contracts	(117)	776	—	659

Total	$189	$985	$(515)	$659

The Company entered into foreign currency forward contracts of $14.6 million and settled $9.0 million of such contracts during the six months ended December 26, 2009.

The following table summarizes the effect of derivative instruments on the Consolidated Financial Statements for the six months ended December 26, 2009 (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 27, 2009	Effective Portion Recorded In AOCI	Effective (Gain) Reclassified From AOCI Into Cost of Sales	AOCI Balance as of December 26, 2009
Settled foreign currency forward contracts for the six months ended December 26, 2009	$760	$142	$(902)	$—
Unsettled foreign currency forward contracts	152	507	—	659

Total	$912	$649	$(902)	$659

10. GOODWILL

In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other, the Company recorded goodwill in the amount of $765,000, which related to the acquisition of Honeywell’s manufacturing facilities in Juarez, Mexico in fiscal year 1994. In accordance with FASB ASC Topic 350, goodwill is not amortized, but must be analyzed for impairment at least annually.

As of December 27, 2008, the Company completed its annual impairment test. The Company performed the first step of its goodwill impairment test and determined that the book value of the Company exceeded its fair value based on the quoted market price of the Company’s stock as of December 26, 2008. The result of the first step indicated that goodwill was impaired and therefore, the Company performed the second step of the goodwill analysis in accordance with FASB ASC Topic 350. The second step analyzes any excess or implied fair value of goodwill upon allocating the fair value of the Company to all its assets and liabilities other than goodwill and then comparing the residual amount, if any, to the book value of the goodwill. There was no residual amount of goodwill to allocate upon completing this step. As the deteriorating global economy adversely affected the Company’s common stock price, the Company concluded that 100% of the goodwill was impaired due to the significant and sustained decline in the Company’s market capitalization to below the book value. The Company recorded an impairment charge of $765,000 for the quarter ended December 27, 2008. As of December 26, 2009, there was no goodwill recorded in the Company’s Consolidated Balance Sheet.

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

The EMS industry experienced growth over the past several years as more original equipment manufacturers (OEMs) chose to outsource manufacturing. This expansion of the EMS industry allowed us to continue to expand our customer base and the industries that we serve. The recent challenging global economic environment has, however, had a negative impact on our results of operations as the demand from our customers has declined. We successfully confronted the challenging global economic environment in fiscal year 2009 by reducing our costs while ramping up new customer programs, which allowed us to maintain profitability and strengthen our balance sheet. The ramp up for our new programs was slowed by the recession, but these new programs continue to represent a growing portion of our revenue and a promising foundation for our future. In keeping with our long-term strategic objectives, we have been successfully building a more diversified customer portfolio and a less concentrated revenue base, spanning a wider range of industries. We currently offer our customers the following services: integrated electronic and mechanical engineering, precision plastic molding, assembly, component selection, sourcing and procurement, worldwide logistics, and new product testing and production all at competitive pricing due to our global footprint.

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

Sales for the second quarter of fiscal year 2010 decreased 4.8% to $44.8 million compared to $47.0 million for the same period of fiscal year 2009. This decrease in sales reflects the expected lower demand from established customers due to the unfavorable global economic situation. The decline in demand from our established customers’ programs was partially offset by revenue from new customers and revenue from new programs with existing customers. In the second quarter of fiscal year 2009 new customers contributed 21.8% of revenue. These same customers, plus additional new customers, in the second quarter of fiscal year 2010 contributed 51.8% of revenue. Sales for the first six months of fiscal 2010 were $86.1 million or a decrease of 9.6% from $95.2 million during the same period of the prior year.

In the second quarter of fiscal 2010, we continued to successfully meet the challenges of the global recession by reducing our costs while ramping up our new customer programs and further diversifying our customer portfolio across a wide range of industries. Despite the macro-economic uncertainty, we remain strongly positioned to win new business and currently expect to see growth in the second half of our fiscal year, driven by increased production levels of our new programs for both new and longstanding customers. Sales in the third quarter of fiscal year 2010 are expected to be in the range of $44 million to $47 million. Future results will depend on actual levels of customers’ orders and the timing of the start up of production of new product programs. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

Net income for the second quarter of fiscal year 2010 was $1.7 million compared to $106,000 for the second quarter of fiscal year 2009. The increase in the net income for the second quarter of fiscal year 2010 as compared to the second quarter of fiscal year 2009 was due to costs incurred in 2009 that did not recur in 2010. In the second quarter of fiscal year 2009, we recorded a goodwill impairment charge of $765,000. In that quarter, we also incurred severance costs of $400,000 due to a workforce reduction in our Juarez plant and we also incurred foreign exchange losses on hedge contracts of approximately $300,000 due to the decline in the value of the Mexican peso.

Gross profit as a percentage of sales for the second quarter of fiscal year 2010 was 10.5% compared to 8.1% for the second quarter of fiscal year 2009. Gross profit was 8.6% for the first six months of fiscal 2010 compared to 7.6% for the first six months of fiscal 2009. The increase in gross profit as a percentage of net sales was due to lower payroll costs in 2010 resulting from workforce reductions as well as severance costs and foreign exchange losses (described above) incurred in 2009 that did not recur in 2010.

The level of gross margin is impacted by facility utilization, product mix, timing of the start up of new programs, and pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

We maintain a strong balance sheet with a current ratio of 2.3 and a long-term debt to equity of 0. Total cash provided by operations was $10.1 million for the six months ended December 26, 2009. We maintain sufficient liquidity for our expected future operations and had approximately $18.2 million available from our Wells Fargo Bank, N.A. line of credit as of December 26, 2009. We believe the internally generated funds, our borrowing capacity, and equipment leasing should provide adequate capital for planned growth over the long term.

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

Allowance for Doubtful Accounts

We value our accounts receivable net of an allowance for doubtful accounts of $111,000 at December 26, 2009 and June 27, 2009. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.

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

Income Taxes

We had domestic tax loss carryforwards of approximately $33.2 million and other future deductible temporary differences and tax credit carryforwards at June 27, 2009. In accordance with FASB ASC Topic 740, Income Taxes, we assess the sources of future taxable income, based on management’s estimates, which may be available to recognize the deductible differences that comprise deferred tax assets. A valuation allowance against deferred tax assets is required if it is more likely than not that some or all of the deferred tax assets will not be realized. We have determined that a valuation allowance of $8.1 million on the total deferred tax asset is appropriate as of December 26, 2009. Our judgments regarding future use of deferred tax assets may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and estimates change in the future, the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional income tax expense or benefit.

Derivatives

We adopted FASB ASC Topic 815, Derivatives and Hedging, as of March 28, 2009. All material derivative instruments are recorded on the balance sheet at their respective fair values. Generally, if a derivative instrument is specifically designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. As of December 26, 2009, we had forward contracts to lock in known future cash outflows for payroll, utility, tax, and accounts payable expenses denominated in the Mexican peso. As of December 26, 2009, the fair value of these contracts was an asset of $659,000 which was included in other current assets and recorded as unrealized income in accumulated other comprehensive income.

Goodwill

In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other, the Company recorded goodwill in the amount of $765,000, which related to the acquisition of Honeywell’s manufacturing facilities in Juarez, Mexico in fiscal year 1994. In accordance with FASB ASC Topic 350, goodwill is not amortized, but must be analyzed for impairment at last annually.

As of December 27, 2008, the Company completed its annual impairment test. The Company performed the first step of its goodwill impairment test and determined that the book value of the Company exceeded its fair value based on the quoted market price of the Company’s stock as of December 26, 2008. The result of the first step indicated that goodwill was impaired and therefore, the Company performed the second step of the goodwill analysis in accordance with FASB ASC Topic 350. The second step analyzes any excess or implied fair value of goodwill upon allocating the fair value of the Company to all its assets and liabilities other than goodwill and then comparing the residual amount, if any, to the book value of the goodwill. There was no residual amount of goodwill to allocate upon completing this step. As the deteriorating global economy adversely affected the Company’s common stock price, the Company concluded that 100% of the goodwill was impaired due to the significant and sustained decline in the Company’s market capitalization to below the book value. The Company recorded an impairment charge of $765,000 for the quarter ended December 27, 2008. As of December 26, 2009, there was no goodwill recorded in the Company’s Consolidated Balance Sheet.

RESULTS OF OPERATIONS

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes. The following table presents the percentage relationship to net sales of certain items in the Consolidated Statements of Operations for the periods indicated.

	Second Quarter Ended		Six Months Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.5	91.9	91.4	92.4

Gross profit	10.5	8.1	8.6	7.6

Operating expenses
Research, development and engineering	1.6	1.3	1.5	1.3
Selling, general and administrative	5.1	4.4	4.7	4.4
Goodwill impairment	0.0	1.6	0.0	0.8

Total operating expenses	6.7	7.3	6.2	6.5

Operating income	3.8	0.8	2.4	1.1

Interest expense	0.0	0.4	0.1	0.4

Income before income taxes	3.8	0.4	2.3	0.7

Income tax provision	0.1	0.2	0.1	0.2

Net income	3.7%	0.2%	2.2%	0.5%

Sales

Sales for the second quarter of fiscal year 2010 decreased 4.8% to $44.8 million compared to $47.0 million for the same period of fiscal year 2009. This decrease in sales reflects the expected lower demand from established customers due to the unfavorable global economic situation. The decline in demand from our established customers’ programs was partially offset by revenue from new customers and revenue from new programs with existing customers. In the second quarter of fiscal year 2009 new customers contributed approximately 21.8% of revenue. These new customers, plus additional new customers, in the second quarter of 2010 contributed 51.8% of revenue. Sales for the first six months of fiscal 2010 were $86.1 million or a decrease of 9.6% from $95.2 million during the same period of the prior year.

In the second quarter of fiscal 2010, we continued to successfully meet the challenges of the global recession by reducing our costs while ramping up our new customer programs and further diversifying our customer portfolio across a wide range of industries. Despite the macro-economic uncertainty, we remain strongly positioned to win new business and currently expect to see growth in the second half of our fiscal year, driven by increased production levels of our new programs for both new and longstanding customers. Sales in the third quarter of fiscal year 2010 are expected to be in the range of $44 million to $47 million. Future results will depend on actual levels of customers’ orders and the timing of the start up of production of new product programs. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

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

Gross Profit

Gross profit as a percentage of sales for the second quarter of fiscal year 2010 was 10.5% compared to 8.1% for the second quarter of fiscal year 2009. Gross profit was 8.6% for the first six months of fiscal 2010 compared to 7.6% for the first six months of fiscal 2009. The increase in gross profit as a percentage of sales for the second quarter of fiscal year 2010 and the first six months of fiscal 2010 as compared to the same periods of fiscal 2009, was due to reduced labor related costs, improved production efficiencies and lower operating expenses as the result of favorable exchange rates. The level of gross margin is impacted by facility utilization, product mix, timing of the start up of new programs, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

Included in gross profit are charges related to changes in the allowance for obsolete inventory. Specifically, we had provisions for obsolete inventory of $1.4 million and $200,000 for the first six months of fiscal year 2010 and 2009, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase. Also included in 2009 results were severance costs of $400,000 due to workforce reduction and foreign exchange losses in hedge contracts of $300,000.

Operating Expenses

Total operating expenses were $3.0 million in the second quarter of fiscal year 2010 and $3.4 million in the second quarter of fiscal year 2009. The difference was mainly attributable to a goodwill impairment charge of $765,000 in 2009 partially offset by higher payroll costs primarily for incentive compensation in 2010. Operating expenses as a percentage of sales decreased to 6.7% in the second quarter of fiscal year 2010 from 7.3% in the second quarter of fiscal year 2009. Operating expenses for the first six months of fiscal year 2010 were $5.3 million compared to $6.2 million in the first six months of fiscal year 2009. Operating expenses as a percentage of sales decreased to 6.2% in the first six months of fiscal year 2010 from 6.5% in the first six months of fiscal year 2009. The decrease in total operating expenses during the first six months of fiscal year 2010 when compared to the same period of fiscal year 2009, was mainly due to the goodwill impairment charge recorded in 2009.

Total SG&A expenses were $2.3 million and $2.1 million during the second quarters of fiscal years 2010 and 2009, respectively. The difference was mainly attributable to higher payroll costs due to higher incentive compensation which was partially offset by lower headcount. SG&A expenses for the first six months of fiscal year 2010 were $4.0 million compared to $4.2 million in the first six months of fiscal year 2009. Lower SG&A expense for the first six months of fiscal 2010 compared to the same periods of fiscal 2009 were attributable to lower charges for doubtful receivables and lower payroll expense due to a workforce reduction which was partially offset by higher incentive compensation. For the first six months of fiscal year 2010 there was no charge to provide for doubtful collection of receivables. A charge of $75,000 for doubtful collection was recorded in the first six months of fiscal year 2009.

Total research, development, and engineering (RD&E) expenses were $704,000 and $592,000 during the second quarters of fiscal years 2010 and 2009, respectively. RD&E expenses were $1.3 million and $1.2 million in the first six months of fiscal 2010 and 2009, respectively. Higher RD&E expenses in the second quarter and the first six months of fiscal year 2010 compared to the same periods of fiscal year 2009 were the result of higher incentive compensation.

Interest

Interest expense decreased to $19,000 in the second quarter of fiscal year 2010 from $180,000 in the second quarter of fiscal year 2009. For the first six months of fiscal years 2010 and 2009, interest expense amounted to $64,000 and $362,000, respectively. The decreases in interest expense in the second quarter and first six months of fiscal year 2010 compared to the same periods of fiscal year 2009 are due to a decrease in the average outstanding revolving credit facility balance and a decrease in variable interest rates.

Income Taxes

We had domestic income tax loss carryforwards of approximately $33.2 million at June 27, 2009. In accordance with FASB ASC Topic 740, Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. Management assessed our recent operating levels and the sources of future taxable income to estimate a valuation allowance. We determined that the valuation allowance of $8.1 million is appropriate as of December 26, 2009. Our judgments regarding future use of deferred tax assets may change due to changes in market conditions, changes in tax laws or other factors. If assumptions and estimates change in the future the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional income tax expense or benefit.

In addition to our domestic operations, we have subsidiaries in Mexico and China. We are currently applying certain tax credits to offset the income tax liabilities of our Mexican subsidiaries. As of January 1, 2008, we became subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The effect of IETU and an associated presidential decree on fiscal year 2010 results has been included in the effective tax rate for the six months ended December 26, 2009 and was approximately $55,000. Accordingly, the income tax provisions for the second quarter of fiscal years 2010 and 2009 are primarily attributable to the taxable earnings of our foreign subsidiaries.

Backlog

On December 26, 2009, we had an order backlog of approximately $33.6 million. This compares with a backlog of approximately $30.3 million on December 27, 2008. The change in backlog at December 26, 2009, when compared to December 27, 2008, was due to the additional new customers we added this year. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Net cash provided by operating activities for the six months ended December 26, 2009 was $10.1 million, compared to $854,000 provided during the same period of the prior fiscal year. This consisted primarily of net income of $2.0, a $3.4 million decrease in inventory (which includes a $1.4 million provision for obsolete inventory) and a $4.6 million increase in accounts payable. The decrease in inventory was attributable to a reduction of finished goods (principally for one specific customer) and the increase in accounts payable was primarily driven by extending payment terms during the first six months of fiscal year 2010. Accounts payable fluctuates with changes in inventory levels and negotiated supplier terms. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change the amount of inventory may also fluctuate.

Investing Cash Flow

During the first six months of fiscal year 2010, we spent $1.2 million for capital additions compared to $260,000 in the same period of the previous fiscal year. Our capital expenditures primarily consist of purchases of manufacturing equipment to support our production facilities. We also use leases to acquire equipment. Operating leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.

Financing Cash Flow

Our primary financing activity during the first six months of fiscal years 2010 and 2009 was borrowing and repayment under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $20 million, subject to availability. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the JP Morgan Chase prime rate, daily one month LIBOR plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of trailing four quarters EBITDA.

As of December 26, 2009, we were in compliance with our loan covenants and approximately $18.2 million was available under the revolving line of credit facility.

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

Concentration of Credit Risk

Cash and cash equivalents are exposed to concentrations of credit risk. We place our cash with high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions which are not covered by this insurance. If such institutions were to become insolvent during which time it held our cash and cash equivalents in excess of the insurance limit, it could be necessary to obtain other credit financing to operate our facilities.

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

Dilution and Stock Price Volatility

As of December 26, 2009, there were outstanding options for the purchase of 504,000 shares of our common stock, all of which were vested and exercisable. Holders of the common stock will suffer immediate dilution to the extent outstanding options to purchase the common stock are exercised. Our stock price may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to us such as variations in quarterly operating results or changes in earnings estimates, or to factors relating to the EMS industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility is secured by substantially all of our assets. The interest rates applicable to our revolving credit facility fluctuate with the JP Morgan Chase Bank prime rate and LIBOR rates. We did not have an amount outstanding under our revolving credit facility as of December 26, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility.

Foreign Currency Exchange Risk

A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There were $23.5 million outstanding foreign currency forward contracts as of December 26, 2009. The fair value of these contracts was $659,000 and was recorded in other current assets in the Consolidated Balance Sheet as of December 26, 2009. See Note 9 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of December 26, 2009, the Company’s disclosure controls and procedures are effective based on that criteria.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during our second quarter ended December 26, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II. OTHER INFORMATION:

Item 1A.	Risk Factors

Information regarding risk factors appear in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q.

There are no material changes to the risk factors set forth in Part I Item 1A in the Company’s Annual Report on Form 10-K for the year ended July 3, 2010.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on October 22, 2009 at which shareholders voted on proposals as follows:

		Votes For	Votes Against or Withheld	Votes Abstained
Proposal 1:	Election of Directors:
	James R. Bean	9,082,218	323,777
	Craig D. Gates	9,317,113	88,882
	Ronald F. Klawitter	9,174,548	231,447
	Dale F. Pilz	9,030,035	375,960
	Yacov A. Shamash	9,291,899	114,096
	Patrick Sweeney	9,082,081	323,914

Proposal 2:	Ratification of Appointment of BDO Seidman, LLP as independent auditors for fiscal year 2010	9,379,415	19,374	12,700

Item 6.	Exhibits

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

KEY TRONIC CORPORATION

/s/ Craig D. Gates
Craig D. Gates	Date: February 9, 2010
(President and Chief Executive Officer)

/s/ Ronald F. Klawitter
Ronald F. Klawitter	Date: February 9, 2010
(Principal Financial Officer and Principal Accounting Officer)