Form 10-Q
period 2010-04-03
KEY TRONIC CORP
filed 2010-05-11
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED APRIL 3, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD FROM TO .

Commission File Number 0-11559

KEY TRONIC CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-0849125
(State of Incorporation)	(I.R.S. Employer Identification No.)

N. 4424 Sullivan Road

Spokane Valley, Washington 99216

(509) 928-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2010, 10,232,640 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

*	Items are not applicable

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 3, 2010	June 27, 2009
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$4,610	$729
Trade receivables, net allowance for doubtful accounts of $111 and $111	27,078	24,867
Inventories	36,002	32,291
Other	6,878	3,168

Total current assets	74,568	61,055

Property, plant and equipment - net	11,598	11,199

Other assets:
Restricted cash	—	124
Deferred income tax asset	4,560	4,611
Other	903	766

Total other assets	5,463	5,501

Total assets	$91,629	$77,755

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$26,663	$18,703
Accrued compensation and vacation	4,496	3,198
Current portion of other long-term obligations	187	359
Other	1,669	1,351

Total current liabilities	33,015	23,611

Long-term liabilities:
Revolving loan	—	2,412
Other long-term obligations	767	618

Total long-term liabilities	767	3,030

Total liabilities	33,782	26,641

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, no par value - shares authorized 25,000; issued and outstanding 10,168 and 10,066 shares, respectively	39,616	39,359
Retained earnings	17,222	10,843
Accumulated other comprehensive income	1,009	912

Total shareholders’ equity	57,847	51,114

Total liabilities and shareholders’ equity	$91,629	$77,755

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 3, 2010	March 28, 2009
	(in thousands, except per share amounts)
Net sales	$51,697	$44,233
Cost of sales	46,455	40,921

Gross profit on sales	5,242	3,312

Operating expenses:
Research, development and engineering	796	533
Selling, general and administrative	2,216	2,340

Total operating expenses	3,012	2,873

Operating income	2,230	439

Interest expense	13	131

Income before income tax provision (benefit)	2,217	308

Income tax provision (benefit)	(2,197)	46

Net income	$4,414	$262

Earnings per share - basic	$0.44	$0.03
Weighted average shares outstanding - basic	10,126	10,066
Earnings per share - diluted	$0.43	$0.03
Weighted average shares outstanding - diluted	10,254	10,066

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended
	April 3, 2010	March 28, 2009
	(in thousands, except per share amounts)
Net sales	$137,756	$139,460
Cost of sales	125,129	128,925

Gross profit on sales	12,627	10,535

Operating expenses:
Research, development and engineering	2,063	1,751
Selling, general and administrative	6,225	6,533
Goodwill impairment	—	765

Total operating expenses	8,288	9,049

Operating income	4,339	1,486

Interest expense	77	493

Income before income tax provision (benefit)	4,262	993

Income tax provision (benefit)	(2,117)	217

Net income	$6,379	$776

Earnings per share - basic	$0.63	$0.08
Weighted average shares outstanding - basic	10,094	10,057
Earnings per share - diluted	$0.63	$0.08
Weighted average shares outstanding - diluted	10,148	10,075

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
	(in thousands)		(in thousands)
Net income	$4,414	$262	$6,379	$776

Other comprehensive (loss) income:
Change in fair market value of foreign exchange contracts	692	(290)	857	(290)

Comprehensive income (loss), net	$5,106	$(28)	$7,236	$486

Other comprehensive income for the three months and nine months ended April 3, 2010 are reflected net of tax $(497,000).

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	April 3, 2010	March 28, 2009
	(in thousands)
Cash flows from operating activities:
Net income	$6,379	$776

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,156	1,145
Goodwill impairment	—	765
Provision for doubtful accounts	—	608
Provision for obsolete inventory	1,441	248
Provision for warranty	29	(96)
Loss on disposal of assets	3	—
Deferred income taxes	(1,841)	—
Changes in operating assets and liabilities:
Trade receivables	(2,211)	6,829
Inventories	(5,152)	(677)
Other assets	(1,889)	411
Accounts payable	7,960	(8,436)
Accrued compensation and vacation	1,298	(1,676)
Other liabilities	475	211

Cash provided by operating activities	7,648	108

Cash flows from investing activities:
Purchase of property and equipment	(1,542)	(256)
Proceeds from sale of property and equipment	7	—

Cash used in investing activities	(1,535)	(256)

Cash flows from financing activities:
Payment of financing costs	(50)	(50)
Repayment of long term debt	(151)	(211)
Decrease (increase) in restricted cash	124	(53)
Borrowings under revolving credit agreement	9,763	152,598
Repayment of revolving credit agreement	(12,175)	(154,063)
Proceeds from exercise of stock options	257	57

Cash used in financing activities	(2,232)	(1,722)

Net increase (decrease) in cash and cash equivalents	3,881	(1,870)
Cash and cash equivalents, beginning of period	729	2,879

Cash and cash equivalents, end of period	$4,610	$1,009

Supplemental cash flow information:
Interest payments	$98	$509
Income tax payments, net of refunds	$173	$400

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful receivables, the provision for obsolete and nonsaleable inventories, the valuation of deferred tax assets, impairment of long-lived assets, medical insurance liability, long-term incentive compensation accrual and the provision for warranty costs. Actual results could differ from those estimates. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

There were no significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarter ended April 3, 2010 was a 14 week period, whereas the quarter ended March 28, 2009 was a 13 week period. Fiscal year 2010 will end on July 3, 2010 which is a 53 week year.

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

In August 2009, the FASB issued Accounting Standard Update (ASU) 2009-05, Measuring Liabilities at Fair Value, concerning measuring liabilities at fair value. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain valuation techniques. Additionally, it clarifies that a reporting entity is not required to adjust the fair value of a liability for the existence of a restriction that prevents the transfer of the liability. This new guidance is effective for the first reporting period after its issuance, however earlier application is permitted. We have adopted the provisions of ASU 2009-05, which did not have a material impact on our consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09), that amends ASC Subtopic 855-10, Subsequent Events – Overall (ASC 855-10). ASU 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and accordingly, we have adopted the provisions of ASU 2010-09. The adoption of this provision did not have a material impact on our consolidated financial statements.

3. INVENTORIES

The components of inventories consist of the following (in thousands):

	April 3, 2010	June 27, 2009
Finished goods	$4,538	$7,898
Work-in-process	4,715	3,968
Raw materials and supplies	26,749	20,425

	$36,002	$32,291

4. LONG-TERM DEBT

On August 19, 2009, the Company entered into a credit agreement with Wells Fargo Bank, N.A. providing for a revolving line of credit facility for up to $20 million and paid off the CIT Group/Business Credit, Inc. (CIT) revolving loan. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the JP Morgan Chase prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5% and the fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).

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

The new line of credit is secured by substantially all of the assets of the Company. Based on the trailing four quarters EBITDA as of April 3, 2010, the Company could borrow up to $20.0 million under the Wells Fargo line of credit. There was no outstanding balance under the credit facility as of April 3, 2010. As of March 28, 2009, the range of interest being paid to CIT on outstanding balances was 2.85% to 3.25%.

5. INCOME TAXES

The Company had domestic income tax loss carryforwards of approximately $33.2 million at June 27, 2009. In accordance with FASB ASC Topic 740, Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. In prior quarters, the Company had a valuation allowance on a portion of its deferred tax assets. However, based on sustained profitability, revenue growth, new customer programs and updated forecasting that occurred during the quarter, management determined during the third quarter of fiscal year 2010 that an allowance was no longer necessary on the domestic income tax loss carryforwards. This resulted in a non-cash deferred income tax benefit of approximately $6.6 million during the third quarter of fiscal 2010.

In addition to releasing the valuation allowance on its domestic income tax loss carryforwards, during the quarter the Company also reevaluated the potential future need to repatriate foreign earnings from its subsidiaries to fund domestic capital requirements and future acquisition opportunities. Therefore, during the quarter the Company also recorded a deferred tax liability for future anticipated repatriation of earnings. This resulted in a non-cash deferred income tax expense of approximately $4.1 million during the third quarter of fiscal 2010.

The Company’s judgments regarding deferred tax assets and liabilities may change due to changes in market conditions, changes in tax laws or other factors. If assumptions and estimates change in the future the valuation allowance will be adjusted accordingly in subsequent periods and any increase or decrease will result in an additional deferred income tax expense or benefit.

In addition to its domestic operations, the Company has subsidiaries in Mexico and China. The Company is currently applying certain tax credits to offset the income tax liabilities of its Mexican subsidiaries. As of January 1, 2008, the Company became subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The effects of IETU and an associated presidential decree in fiscal year 2009 has been included in the effective tax rate. For the nine months ended April 3, 2010 and March 28, 2009 the tax was approximately $113,000 and $196,000, respectively. There was no tax expense in China due to income tax losses for the nine months ending April 3, 2010 and March 28, 2009. The income tax loss carryforwards in China have a 100% valuation allowance at April 3, 2010.

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

	Three Months Ended
	(in thousands, except per share information)
	April 3, 2010	March 28, 2009
Net income	$4,414	$262

Weighted average shares outstanding - basic	10,126	10,066
Effect of dilutive common stock options	128	—

Weighted average shares outstanding - diluted	10,254	10,066

Earnings per share - basic	$0.44	$0.03
Earnings per share - diluted	$0.43	$0.03

Antidilutive options not included in diluted earnings per share	38,000	973,000

	Nine Months Ended
	(in thousands, except per share information)
	April 3, 2010	March 28, 2009
Net income	$6,379	$776

Weighted average shares outstanding - basic	10,094	10,057
Effect of dilutive common stock options	54	18

Weighted average shares outstanding - diluted	10,148	10,075

Earnings per share - basic	$0.63	$0.08
Earnings per share - diluted	$0.63	$0.08

Antidilutive options not included in diluted earnings per share	180,000	930,000

7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company had no material firm commitments to contractors and suppliers for capital expenditures at April 3, 2010.

Leases

The Company leases certain facilities, equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates over the next five years.

Warranties

The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $24,000 and $25,000 as of April 3, 2010 and June 27, 2009, respectively.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 3, 2010 and June 27, 2009 (in thousands):

	April 3, 2010
	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$1,506	$—	$—	$1,506

(1)	This amount represents the impact of a legally enforceable payment netting agreement that allows the Company to settle positive and negative positions with the same counterparty.

	June 27, 2009
	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$912	$—	$—	$912

(1)	This amount represents the impact of a legally enforceable payment netting agreement that allows the Company to settle positive and negative positions with the same counterparty.

The Company currently has forward contracts to hedge known future cash outflows for expenses denominated in the Mexican peso. These contracts are measured on a recurring basis based on the foreign currency spot rates and forward rates quoted by banks or foreign currency dealers. These contracts are marked to market using level 2 input criteria every period with the unrealized gain or loss, net of tax, reported as a component of shareholders’ equity in accumulated other comprehensive income, as they qualify for hedge accounting.

The carrying values of the remaining financial instruments reflected on the balance sheet as of April 3, 2010 and June 27, 2009, reasonably approximate their fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt as of June 27, 2009 approximates the carrying value.

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

As of April 3, 2010, the Company had outstanding foreign currency forward contracts of $18.8 million. These contract maturity dates do not exceed 18 months. As of April 3, 2010, the net amount of existing gains expected to be reclassified into earnings within the next 15 months was $1.5 million. During the three and nine months ended April 3, 2010, the Company entered into $0 and $14.6 million of foreign currency forward contracts and settled $4.7 million and $13.6 million of such contracts, respectively. Subsequent to April 3, 2010, the Company entered into an additional $16.2 of foreign currency forward contracts that extended the hedged position through June 27, 2012.

The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts are major banking institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote.

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of April 3, 2010 and June 27, 2009 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	April 3, 2010 Fair Value(1)	June 27, 2009 Fair Value(1)
Foreign currency forward contracts	Other current assets	$1,309	$912
Foreign currency forward contracts	Other long term assets	197	—

Total		$1,506	$912

(1)	Derivatives are carried at fair value in the consolidated balance sheets after reflecting the impact of legally enforceable payment netting agreements with the same counterparty. Refer to Note 8.

The following table summarizes the effect of derivative instruments on the Consolidated Financial Statements for the three months ended April 3, 2010 (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of December 26, 2009	Effective Portion Recorded In AOCI	Effective (Gain) Reclassified From AOCI Into Cost of Sales	AOCI Balance as of April 3, 2010
Settled foreign currency forward contracts for the three months ended April 3, 2010	$342	$66	$(408)	$—
Unsettled foreign currency forward contracts	317	692	—	1,009

Total	$659	$758	$(408)	$1,009

The following table summarizes the effect of derivative instruments on the Consolidated Financial Statements for the nine months ended April 3, 2010 (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 27, 2009	Effective Portion Recorded In AOCI	Effective (Gain) Reclassified From AOCI Into Cost of Sales	AOCI Balance as of April 3, 2010
Settled foreign currency forward contracts for the nine months ended April 3, 2010	$760	$550	$(1,310)	$—
Unsettled foreign currency forward contracts	152	857	—	1,009

Total	$912	$1,407	$(1,310)	$1,009

As of April 3, 2010, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

10. GOODWILL

In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other, the Company recorded goodwill in the amount of $765,000, in fiscal year 1994 relating to the acquisition of Honeywell’s manufacturing facilities in Juarez, Mexico. In accordance with FASB ASC Topic 350, goodwill is not amortized, but must be analyzed for impairment at least annually.

On December 27, 2008, the Company completed its annual impairment test. The Company performed the first step of its goodwill impairment test and determined that the book value of the Company exceeded its fair value based on the quoted market price of the Company’s stock as of December 26, 2008. The result of the first step indicated that goodwill was impaired and therefore, the Company performed the second step of the goodwill analysis in accordance with FASB ASC Topic 350. The second step analyzes any excess or implied fair value of goodwill upon allocating the fair value of the Company to all its assets and liabilities other than goodwill and then comparing the residual amount, if any, to the book value of the goodwill. There was no residual amount of goodwill to allocate upon completing this step. As the deteriorating global macroeconomic environment adversely affected the Company’s common stock price, the Company concluded that 100% of the goodwill was impaired due to the significant and sustained decline in the Company’s market capitalization to below the book value. The Company recorded an impairment charge of $765,000 for the quarter ended December 27, 2008. As of April 3, 2010, there was no goodwill recorded in the Company’s Consolidated Balance Sheet.

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

The expansion of the EMS industry allowed us to continue to expand our customer base and the industries that we serve. The recent challenging global macroeconomic environment has, however, had a negative impact on our results of operations as the demand from our customers has declined. We successfully confronted the challenging global macroeconomic environment by reducing our costs while ramping up new customer programs, which allowed us to maintain profitability and strengthen our balance sheet. The ramp up for our new programs was slowed by the recession, but these new programs continue to represent a growing portion of our revenue and a promising foundation for our future. In keeping with our long-term strategic objectives, we have been successfully building a more diversified customer portfolio and a less concentrated revenue base, spanning a wider range of industries. We currently offer our customers the following services: integrated electronic and mechanical engineering, precision plastic molding, assembly, component selection, sourcing and procurement, worldwide logistics, and new product testing and production all at competitive pricing due to our global footprint.

We believe that we are well positioned in the EMS industry to continue the expansion of our customer base and achieve long term growth. Our core strengths continue to support our growth and our customers’ needs. We continue to focus on controlling operating expenses and leveraging the synergistic capabilities of our world-class facilities in the United States, Mexico, and China. This global production capability provides our customers with the benefits of improved supply-chain management, reduced inventory, lower labor costs, lower transportation costs, and reduced product fulfillment time. Given our competitive advantages and the growing need for some potential customers to move forward with their outsourcing strategies, we are strongly positioned to win new business in coming periods and grow our revenue and profits as the global macroeconomic environment improves.

The EMS industry is intensely competitive. We have less than 1% of the potential global market and our revenue can fluctuate significantly due to reliance on a concentrated base of customers. We are planning for new customer growth in the coming quarters by securing new programs, increasing our worldwide manufacturing capacity, and continuing to improve our manufacturing processes. Ongoing challenges that we face include the following: continuing to win programs from new and existing customers, balancing production capacity and key personnel in each of our manufacturing locations, improving operating efficiencies, controlling costs while developing competitive pricing strategies, successfully transitioning new program wins to full production and successfully addressing industry-wide shortages in the global supply chain.

Sales for the third quarter of fiscal year 2010 increased 16.9% to $51.7 million compared to $44.2 million for the same period of fiscal year 2009. This increase in sales was primarily driven by increased demand from both longstanding and new customers, partially offset by an unfavorable macroeconomic environment and industry-wide shortages in the global supply chain. Sales for the first nine months of fiscal 2010 were $137.8 million or a decrease of 1.2% from $139.5 million during the same period of the prior fiscal year. This decrease in sales for the first nine months of fiscal 2010 is primarily related to decreased demand from our customers as a result of an unfavorable macroeconomic environment during the first half of fiscal 2010 and industry-wide shortages in the global supply chain during the third quarter, partially offset by the increased revenue during the third quarter.

In the third quarter of fiscal 2010, we continued to successfully meet the challenges of the global macroeconomic environment by reducing our costs while ramping up our new customer programs and further diversifying our customer portfolio across a wide range of industries. Despite the macroeconomic uncertainty, we remain strongly positioned to win new business and currently expect to see sequential growth in the fourth quarter, driven by increased production levels of our new programs for both new and longstanding customers. Sales in the fourth quarter of fiscal year 2010 are expected to be in the range of $52 million to $58 million. Future results will depend on actual levels of customers’ orders, the timing of the start up of production of new product programs and industry-wide shortages in the global supply chain. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

Net income for the third quarter of fiscal year 2010 was $4.4 million compared to $0.3 million for the third quarter of fiscal year 2009. The increase in net income for the third quarter of fiscal year 2010 as compared to the third quarter of fiscal year 2009 was primarily due to a $7.5 million increase in sales and an approximate 2.6% improvement in our gross margin. Also, our third quarter fiscal 2010 results included a net deferred tax benefit of $2.5 million, resulting from the reduction of our valuation allowance on deferred tax assets related to our net operating loss carryforwards. The results from the third quarter of fiscal 2009 included charges of approximately $0.5 million related to an increased reserve on a doubtful foreign receivable and approximately $0.2 million related to severance charges related to cost reduction efforts that did not occur in the third quarter of fiscal year 2010.

Net income for the first nine months of fiscal year 2010 was $6.4 million compared to $0.8 million for the first nine months of fiscal year 2009. The increase in net income for the first nine months of fiscal year 2010 as compared to the first nine months of fiscal year 2009 was primarily due to an approximate 1.6% improvement in our gross margin. Also, our first nine months fiscal 2010 results included a net deferred tax benefit of $2.5 million, resulting from the reduction of our valuation allowance on deferred tax assets related to our net operating loss carryforwards. The results from the first nine months of fiscal 2009 included charges of approximately $0.8 million related to goodwill impairment, $0.5 million related to increased reserve on a doubtful foreign receivable and approximately $0.2 million related to severance charges related to cost reduction efforts that did not occur during the nine months ended fiscal year 2010.

Gross profit as a percentage of sales for the third quarter of fiscal year 2010 was 10.1% compared to 7.5% for the third quarter of fiscal year 2009. Gross profit was 9.2% for the first nine months of fiscal 2010 compared to 7.6% for the first nine months of fiscal 2009. The increase in gross profit as a percentage of net sales was due to higher sales and lower payroll costs in 2010 resulting from workforce reductions as well as severance costs and foreign exchange losses incurred in 2009 that did not recur in 2010. The level of gross margin is impacted by facility utilization, product mix, foreign exchange rates, timing of the start up of new programs, and pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

Operating income as a percentage of sales for the third quarter of fiscal year 2010 was 4.3% compared to 1.0% for the third quarter of fiscal year 2009. The increase in operating income as a percentage of sales was due to higher sales and gross margin, combined with our continued success in controlling costs and improving efficiencies during the third quarter of fiscal year 2010. Operating income as a percentage of sales for the first nine months of fiscal year 2010 was 3.1% compared to 1.1% for the first nine months of fiscal year 2009. The increase in operating income as a percentage of sales was due to an improved gross margin, combined with our continued success in controlling costs and improving efficiencies during the first nine months of fiscal year 2010.

We maintain a strong balance sheet with a current ratio of 2.3 with no bank debt as of April 3, 2010. Total cash provided by operations was $7.6 million for the nine months ended April 3, 2010. We maintain sufficient liquidity for our expected future operations and had no borrowing on our $20.0 million credit facility with Wells Fargo Bank, N.A. all of which is available as of April 3, 2010. We believe our cash flow generated from operations, our borrowing capacity, and equipment leasing should provide adequate capital for planned growth over the long term.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

We recognize revenue when products are shipped and the sales revenue becomes realizable. FASB ASC Topic 605, Revenue Recognition, states that revenue generally is realized or realizable and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists.

•	Delivery has occurred or services have been rendered.

•	The seller’s price to the buyer is fixed or determinable.

•	Collectability is reasonably assured.

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

•

Collectability is reasonably assured – the credit terms for customers are pre-established based on a review of the customers perceived ability to pay so that collection of the account can be reasonably assured.

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

Allowance for Doubtful Accounts

We value our accounts receivable net of an allowance for doubtful accounts of $111,000 at April 3, 2010 and June 27, 2009. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.

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

Income Taxes

The Company had domestic income tax loss carryforwards of approximately $33.2 million at June 27, 2009. In accordance with FASB ASC Topic 740, Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. In prior quarters, the Company had a valuation allowance on a portion of its deferred tax assets. However, based on sustained profitability, revenue growth, new customer programs and updated forecasting that occurred during the quarter, management determined that during the third quarter of fiscal year 2010 an allowance was no longer necessary on the domestic income tax loss carryforwards. This resulted in a non-cash deferred income tax benefit of approximately $6.6 million during the third quarter of fiscal 2010.

In addition to releasing the valuation allowance on its domestic income tax loss carryforwards, the Company also reevaluated the potential future need to repatriate foreign earnings from its subsidiaries to fund domestic capital requirements and future acquisition opportunities. Therefore, the Company also recorded a deferred tax liability for future anticipated repatriation of earnings during the quarter. This resulted in a non-cash deferred income tax expense of approximately $4.1 million during the third quarter of fiscal 2010.

The Company’s judgments regarding deferred tax assets and liabilities may change due to changes in market conditions, changes in tax laws or other factors. If assumptions and estimates change in the future the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional deferred income tax expense or benefit in subsequent periods.

Derivatives

We adopted FASB ASC Topic 815, Derivatives and Hedging, as of March 28, 2009. All material derivative instruments are recorded on the balance sheet at their respective fair values. Generally, if a derivative instrument is specifically designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. As of April 3, 2010, we had forward contracts to hedge known future cash outflows for payroll, utility, tax, and accounts payable expenses denominated in the Mexican peso. As of April 3, 2010, the fair value of these contracts was an asset of $1.5 million, of which, $1.3 million was included in other current assets and $0.2 million was included in other long term assets and recorded as unrealized income, net of tax, in accumulated other comprehensive income.

Goodwill

In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other, the Company recorded goodwill in the amount of $765,000, in fiscal year 1994 relating to the acquisition of Honeywell’s manufacturing facilities in Juarez, Mexico. In accordance with FASB ASC Topic 350, goodwill is not amortized, but must be analyzed for impairment at least annually.

On December 27, 2008, the Company completed its annual impairment test. The Company performed the first step of its goodwill impairment test and determined that the book value of the Company exceeded its fair value based on the quoted market price of the Company’s stock as of December 26, 2008. The result of the first step indicated that goodwill was impaired and therefore, the Company performed the second step of the goodwill analysis in accordance with FASB ASC Topic 350. The second step analyzes any excess or implied fair value of goodwill upon allocating the fair value of the Company to all its assets and liabilities other than goodwill and then comparing the residual amount, if any, to the book value of the goodwill. There was no residual amount of goodwill to allocate upon completing this step. As the deteriorating global economy adversely affected the Company’s common stock price, the Company concluded that 100% of the goodwill was impaired due to the significant and sustained decline in the Company’s market capitalization to below the book value. The Company recorded an impairment charge of $765,000 for the quarter ended December 27, 2008. As of April 3, 2010, there was no goodwill recorded in the Company’s Consolidated Balance Sheet.

RESULTS OF OPERATIONS

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes. The following table presents the percentage relationship to net sales of certain items in the Consolidated Statements of Operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.9	92.5	90.8	92.4

Gross profit	10.1	7.5	9.2	7.6

Operating expenses
Research, development and engineering	1.5	1.2	1.5	1.3
Selling, general and administrative	4.3	5.3	4.5	4.7
Goodwill impairment	0.0	0.0	0.0	0.5

Operating income	4.3	1.0	3.2	1.1

Interest expense	0.0	0.3	0.1	0.4

Income before income taxes	4.3	0.7	3.1	0.7
Income tax (benefit) provision	(4.2)	0.1	(1.5)	0.1

Net income	8.5%	0.6%	4.6%	0.6%

Sales

Sales for the third quarter of fiscal year 2010 increased 16.9% to $51.7 million compared to $44.2 million for the same period of fiscal year 2009. This increase in sales was primarily driven by increased demand from both longstanding and new customers, partially offset by an unfavorable macroeconomic environment and industry-wide shortages in the global supply chain. Sales for the first nine months of fiscal 2010 were $137.8 million or a decrease of 1.2% from $139.5 million during the same period of the prior fiscal year. This decrease in sales for the first nine months of fiscal 2010 is primarily related to decreased demand from our customers as a result of an unfavorable macroeconomic environment during the first half of fiscal 2010 and industry-wide shortages in the global supply chain during the third quarter, partially offset by the increased revenue during the third quarter.

In the third quarter of fiscal 2010, we continued to successfully meet the challenges of the global macroeconomic environment by reducing our costs while ramping up our new customer programs and further diversifying our customer portfolio across a wide range of industries. Despite the macroeconomic uncertainty, we remain strongly positioned to win new business and currently expect to see sequential growth in the fourth quarter, driven by increased production levels of our new programs for both new and longstanding customers. Sales in the fourth quarter of fiscal year 2010 are expected to be in the range of $52 million to $58 million. Future results will depend on actual levels of customers’ orders, the timing of the start up of production of new product programs and industry-wide shortages in the global supply chain. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

Sales to our largest customers may vary significantly from quarter to quarter depending on the size and timing of customer program commencement, forecasts, delays, supply chain constraints and design modifications. We remain dependent on continued sales to our significant customers and most contracts with customers are not firm long-term purchase commitments. Only a short window of approximately three to six months of total demand information is provided to us by our customers. We seek to maintain flexibility in production capacity by employing skilled temporary and short-term labor and by generally utilizing short-term leases on equipment and manufacturing facilities. In addition, our capacity and core competencies for printed circuit board assemblies (PCBAs), precision molding, tool making, assembly, and engineering can be applied to a wide variety of products.

Gross Profit

Gross profit as a percentage of sales for the third quarter of fiscal year 2010 was 10.1% compared to 7.5% for the third quarter of fiscal year 2009. Gross profit was 9.2% for the first nine months of fiscal 2010 compared to 7.6% for the first nine months of fiscal 2009. The increase in gross profit as a percentage of net sales was due to higher sales and lower payroll costs in 2010 resulting from workforce reductions as well as severance costs and foreign exchange losses incurred in 2009 that did not recur in 2010. The level of gross margin is impacted by facility utilization, product mix, timing of the start up of new programs, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

Included in gross profit are charges related to changes in the allowance for obsolete inventory. Specifically, we had provisions for obsolete inventory of $1.4 million and $0.2 million for the first nine months of fiscal year 2010 and 2009, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses

Total operating expenses were $3.0 million in the third quarter of fiscal year 2010 and $2.9 million in the third quarter of fiscal year 2009. Operating expenses as a percentage of sales decreased to 5.8% in the third quarter of fiscal year 2010 from 6.5% in the third quarter of fiscal year 2009. Operating expenses for the first nine months of fiscal year 2010 were $8.3 million compared to $9.1 million in the first nine months of fiscal year 2009. Operating expenses as a percentage of sales decreased to 6.0% in the first nine months of fiscal year 2010 from 6.5% in the first nine months of fiscal year 2009. The decrease in total operating expenses during the first nine months of fiscal year 2010 when compared to the same period of fiscal year 2009, was mainly due to the goodwill impairment charge recorded in 2009.

Total SG&A expenses were relatively flat at $2.2 million and $2.3 million during the third quarters of fiscal years 2010 and 2009, respectively. SG&A as a percentage of sales decreased to 4.3% in the third quarter of fiscal year 2010 from 5.3% in the third quarter of fiscal 2009. This approximate 1% improvement was the result of improved leveraging due to higher sales during the third quarter of fiscal 2010 as compared with the third quarter of fiscal 2009. SG&A expenses for the first nine months of fiscal year 2010 were $6.2 million compared to $6.5 million in the first nine months of fiscal year 2009. Lower SG&A expense for the first nine months of fiscal 2010 compared to the same periods of fiscal 2009 were attributable to lower charges for doubtful receivables and lower payroll expense due to a workforce reduction which was partially offset by higher incentive compensation. For the first nine months of fiscal year 2010 there was no bad debt expense regarding the collection of receivables. A charge of $0.6 million for bad debt expense was recorded in the first nine months of fiscal year 2009. SG&A as a percentage of sales decreased to 4.5% in the first nine months of fiscal year 2010 from 4.7% in the first nine months of fiscal 2009. This approximate 0.2% improvement is the result of improved leveraging due to lower costs during the first nine months of fiscal 2010 as compared with the first nine months of fiscal 2009.

Total research, development, and engineering (RD&E) expenses were $0.8 million and $0.5 million during the third quarters of fiscal years 2010 and 2009, respectively. RD&E expenses were $2.1 million and $1.8 million in the first nine months of fiscal 2010 and 2009, respectively. Higher RD&E expenses in the third quarter and the first nine months of fiscal year 2010 compared to the same periods of fiscal year 2009 were the result of higher incentive compensation.

Interest

Interest expense decreased to approximately $13,000 in the third quarter of fiscal year 2010 from approximately $131,000 in the third quarter of fiscal year 2009. For the first nine months of fiscal years 2010 and 2009, interest expense amounted to $0.1 million and $0.5 million, respectively. The decreases in interest expense in the third quarter and first nine months of fiscal year 2010 compared to the same periods of fiscal year 2009 are due to a decrease in the average outstanding revolving credit facility balance and a decrease in variable interest rates.

Income Taxes

The Company had domestic income tax loss carryforwards of approximately $33.2 million at June 27, 2009. The majority of these income tax loss carryforwards do not begin to expire until the years 2020 through 2025. In accordance with FASB ASC Topic 740, Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. In prior quarters, the Company maintained a valuation allowance on a portion of its deferred tax assets. However, based on sustained profitability, revenue growth, new customer programs, and forecasted profits in future years management determined that during the third quarter of fiscal year 2010 an allowance was no longer necessary on the domestic income tax loss carryforwards. Based on updated forecasts, manufacturing cost reductions and new business recently acquired, management has determined that it is more than likely that all of the remaining income tax loss carryforwards will be utilized prior to their expiration. Even at current profitability levels, with no revenue growth, we believe we will be able to utilize the NOLs prior to expiration. The Company has now been profitable for the past 25 straight quarters, generating domestic taxable income in each of those quarters. In addition, the Company can employ certain tax strategies, including repatriation of foreign income, if it became evident that the income tax loss carryforwards might not be fully utilized based solely on domestic operating income. However, these tax strategies will not be necessary if our future pretax earnings are stable at the current levels. The release of the valuation allowance during the quarter ended April 3, 2010 resulted in a non-cash deferred income tax benefit of approximately $6.6 million during the third quarter of fiscal 2010.

In addition to releasing the valuation allowance on its domestic income tax loss carryforwards, the Company also reevaluated the potential future need to repatriate foreign earnings from its subsidiaries to fund domestic capital requirements and future acquisition opportunities. Therefore, the Company also recorded a deferred tax liability for future anticipated repatriation of earnings during the quarter. This resulted in a non-cash deferred income tax expense of approximately $4.1 million during the third quarter of fiscal 2010.

The Company’s judgments regarding deferred tax assets and liabilities may change due to changes in market conditions, changes in tax laws or other factors. If assumptions and estimates change in the future the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional income tax expense or benefit in subsequent periods.

In addition to its domestic operations, the Company has subsidiaries in Mexico and China. The Company is currently applying certain tax credits to offset the income tax liabilities of its Mexican subsidiaries. As of January 1, 2008, the Company became subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The effect of IETU and an associated presidential decree in fiscal year 2009 has been included in the effective tax rate. For the nine months ended April 3, 2010 and March 28, 2009 the tax was approximately $113,000 and $196,000, respectively. There was no tax expense in China due to income tax losses for the nine months ending April 3, 2010 and March 28, 2009. The income tax loss carryforwards in China have a 100% valuation allowance at April 3, 2010.

Backlog

On April 3, 2010, we had an order backlog of approximately $49.9 million. This compares with a backlog of approximately $29.7 million on March 28, 2009. The change in backlog at April 3, 2010 compared to March 28, 2009, was due to orders from the additional new customers we added this year. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Net cash provided by operating activities for the nine months ended April 3, 2010 was $7.6 million, compared to $0.1 million provided during the same period of the prior fiscal year. The year over year difference consisted primarily of net income of $6.4 million, an $8.0 million increase in accounts payable offset by a $5.2 million increase in inventory and a $2.2 million increase in accounts receivable.

Net income increased due to higher gross margins related to product mix and decreased payroll costs during the nine months ending April 3, 2010. The increase in inventory was attributable to new customer programs and increasing lead times on certain components which led to some scheduled shipments not being shipped by the end of the quarter. We purchase inventory based on customer forecasts and orders and expected lead times, and when those forecasts cannot be met or changes are made to lead times, inventory can increase. The increase in accounts payable was primarily driven by the increase in inventory and extending payment terms during the first nine months of fiscal year 2010. Accounts payable fluctuates with changes in inventory levels and negotiated supplier terms. The increased accounts receivable was due to the increase in sales that occurred during third quarter of fiscal year 2010 that had not yet been collected.

Investing Cash Flow

During the first nine months of fiscal year 2010, we spent $1.5 million for capital additions compared to $0.3 million in the same period of the previous fiscal year. Additional capital expenditures are anticipated during the next quarter to support new customer programs but there are no firm purchase commitments as of April 3, 2010. Our capital expenditures primarily consist of purchases of manufacturing equipment to support our production facilities. We also use leases to acquire equipment. Operating leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be funded by cash flow generated from operations.

Financing Cash Flow

Our primary financing activity during the first nine months of fiscal years 2010 and 2009 was borrowing and repayment under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $20 million, subject to availability. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. As of April 3, 2010, we were in compliance with our loan covenants and $20.0 million was available under the revolving line of credit facility.

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

Potential Fluctuations in Quarterly Results

Our quarterly operating results have varied in the past and may vary in the future due to a variety of factors, including adverse changes in the U.S. and global macroeconomic environment, volatility in overall demand for our customers’ products, success of customers’ programs, timing of new programs, new product introductions or technological advances by us, our customers and our competitors, and changes in pricing policies by us, our customers, our suppliers, and our competitors. Our customer base is diverse in the markets they serve, however, decreases in demand, particularly from customers that supply the banking and gambling industries, could affect future quarterly results. Additionally, our customers could be impacted by the illiquidity of the credit markets which could directly impact our operating results.

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

Economic Conditions

Recently there have been adverse conditions and uncertainty in the global economy as the result of unstable global financial and credit markets, inflation, and recession. These unfavorable economic conditions and the weakness of the credit market could affect the demand for our customers’ products. If the current global macroeconomic environment continues some of our customers could continue to reduce orders and change forecasts which could adversely affect our sales in future periods. Additionally, the financial strength of our customers and suppliers and their ability to obtain and rely on credit financing may affect their ability to fulfill their obligations to us and have an adverse affect on our financial results.

Credit Markets

The current illiquidity and financial instability in the credit markets could adversely impact lenders and potentially limit the ability of our suppliers and customers to borrow. This may affect their ability to fulfill their obligations to us and have an adverse affect on our financial results.

Dependence on Suppliers

We are dependent on many suppliers, including sole source suppliers, to provide key components and raw materials used in manufacturing customers’ products. Recently, over the past few quarters we have seen supply shortages in certain electronic components. This has resulted in longer lead times and the inability to meet our customers request for flexible production and we have missed or extended shipment dates. If demand for these components continues to outpace supply capacity these delays could further affect future operations. Delays in deliveries from suppliers or the inability to obtain sufficient quantities of components and raw materials could cause delays or reductions in shipment of products to our customers which could adversely affect our operating results and damage customer relationships.

Concentration of Credit Risk

Cash and cash equivalents are exposed to concentrations of credit risk. We place our cash with high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions which are not covered by insurance. If such institutions were to become insolvent during which time it held our cash and cash equivalents in excess of the insurance limit, it could be necessary to obtain other credit financing to operate our facilities.

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

The loss of one or more of our major customers, or the reduction, delay or cancellation of orders from such customers, due to economic conditions or other forces, could materially and adversely affect our business, operating results and financial condition. Specifically, some of our major customers provide products to the banking and gambling industries which have been adversely affected by the unfavorable economic environment. The contraction in demand from our customers in these industries could continue to impact our customer orders and continue to have a negative impact on our operations over the next several fiscal quarters. Additionally, if one or more of our customers were to become insolvent or otherwise unable to pay for the manufacturing services provided by us, our operating results and financial condition would be adversely affected.

Foreign Manufacturing Operations

Most of the products manufactured by us are produced at our facilities located in Mexico and China. These international operations may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;

•	political and economic instability (including acts of terrorism, civil unrest and outbreaks of war), which could impact our ability to ship and/or receive product;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting accounts receivable;

•	export duties, import controls and trade barriers (including quotas);

•	governmental restrictions on the transfer of funds;

•	burdens of complying with a wide variety of foreign laws and labor practices;

•	fluctuations in currency exchange rates, which could affect component costs, local payroll, utility and other expenses; and

•	inability to utilize net operating losses incurred by our foreign operations to reduce our U.S. income taxes;

•	our foreign locations may be impacted by hurricanes, earthquakes, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions and other natural or manmade disasters.

Our operations in certain foreign locations receive favorable income tax treatment in the form of tax holidays or other incentives. In the event that such tax holidays or other incentives are not extended, are repealed, or we no longer qualify for such programs, our taxes may increase, which would reduce our net income.

Additionally, certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our operations in the United States, we may incur significant penalties and/or taxes to repatriate these funds.

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

Dilution and Stock Price Volatility

As of April 3, 2010, there were outstanding options for the purchase of 426,494 shares of our common stock, all of which were vested and exercisable. Holders of the common stock will suffer immediate dilution to the extent outstanding options to purchase the common stock are exercised. Our stock price may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to us such as variations in quarterly operating results or changes in earnings estimates, or to factors relating to the EMS industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

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

Interest Rate Risk

We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility is secured by substantially all of our assets. The interest rates applicable to our revolving credit facility fluctuate with the JP Morgan Chase Bank prime rate and LIBOR rates. We did not have an amount outstanding under our revolving credit facility as of April 3, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility.

Foreign Currency Exchange Risk

A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There were $18.8 million outstanding foreign currency forward contracts as of April 3, 2010. The fair value of these contracts was $1.5 and was recorded in other current assets and other long term assets in the Consolidated Balance Sheet as of April 3, 2010. See Note 9 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of April 3, 2010, the Company’s disclosure controls and procedures are effective based on that criteria.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during our third quarter ended April 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

KEY TRONIC CORPORATION

/s/ Craig D. Gates
Craig D. Gates	Date: May 11, 2010
President and Chief Executive Officer

/s/ Ronald F. Klawitter
Ronald F. Klawitter	Date: May 11, 2010
Principal Financial Officer