Form 10-K
period 2010-07-03
KEY TRONIC CORP
filed 2010-09-13
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2010

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

As of December 26, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $34.9 million based on the closing price as reported on the NASDAQ.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,326,855 shares of common stock were outstanding as of September 2, 2010.

Documents Incorporated by Reference:

The following documents are incorporated by reference to the extent specified herein:

Document Description	Part of Form 10-K
Proxy Statement dated September 17, 2010	Part III

KEY TRONIC CORPORATION

2010 FORM 10-K

FORWARD-LOOKING STATEMENTS

References in this report to “the Company”, “Key Tronic”, “we”, “our”, or “us” mean Key Tronic Corporation together with its subsidiaries, except where the context otherwise requires.

This Annual Report on Form 10-K contains forward-looking statements in addition to historical information. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to those outlined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks and Uncertainties that May Affect Future Results.” Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so. Readers should carefully review the risk factors described in periodic reports the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I

Item 1.	BUSINESS

Background

Key Tronic Corporation (dba: KeyTronicEMS Co.), was organized in 1969 as a Washington corporation that locally manufactured computer keyboards. The ability to design, build and deliver a quality product led to a reputation in the industry, allowing us to be a leading independent manufacturer of keyboards for computers in the United States. Our fully integrated design, tooling, and automated manufacturing capabilities enabled us to rapidly respond to customers’ needs for keyboards in production quantities worldwide. We supported our sales growth through the development and purchase of international manufacturing facilities. As the computer keyboard market matured with increasing competition from other international providers, we determined that our business could no longer solely rely on keyboard sales. After assessing market conditions and our strengths and capabilities, we shifted focus from keyboard manufacturing to contract manufacturing for a wide range of products. This strategy was based on our core strengths of innovative design and engineering expertise in electronics, mechanical engineering, and precision plastics combined with high-quality, low cost production, and assembly on an international basis. These strengths have made our company a strong competitor in the electronic manufacturing services (EMS) market.

Our Industry and Strategy

The expansion of the EMS industry during the last decade allowed us to continue to expand our customer base and the industries that we serve. The recent challenging global macroeconomic environment has had a negative impact on previously held customer programs. However, we successfully confronted the challenging global macroeconomic environment by reducing our costs while winning new customer programs, which allowed us to increase our profitability and strengthen our balance sheet during the global economic downturn. The increase in new programs represents a growing portion of our revenue and a promising foundation for our future. In keeping with our long-term strategic objectives, we have been successfully building a more diversified customer portfolio and a less concentrated revenue base, spanning a wider range of industries. We currently offer our customers the following services: integrated electronic and mechanical engineering, precision plastic molding, assembly, component selection, sourcing and procurement, worldwide logistics, and new product testing and production all at competitive pricing due to our global footprint.

We believe that we are well positioned in the EMS industry to continue the expansion of our customer base and achieve long term growth. Our core strengths continue to support our growth and our customers’ needs. We continue to focus on controlling operating expenses and leveraging the synergistic capabilities of our world-class facilities in the United States, Mexico, and China. This international production capability provides our customers with the benefits of improved supply-chain management, reduced inventory, lower labor costs, lower transportation costs, and reduced product fulfillment time. Given our competitive advantages and the growing need for some potential customers to move forward with their outsourcing strategies, we are strongly positioned to win new business in coming periods and grow our revenue and profits.

The EMS industry is intensely competitive. Although our customer base is growing we still have less than 1% of the potential global market and our revenue can fluctuate significantly due to reliance on a concentrated base of customers. We are planning for new customer growth in the coming quarters by securing new programs, increasing our worldwide manufacturing capacity, and continuing to improve our manufacturing and procurement processes. Ongoing challenges that we face include the following: Continuing to win programs from new and existing customers, balancing production capacity and key personnel in support of new customer programs, improving operating efficiencies, controlling costs while developing competitive pricing strategies, successfully transitioning new program wins to full production and successfully addressing industry-wide shortages in the global supply chain.

Customers and Marketing

We provide a mix of manufacturing services for outsourced Original Equipment Manufacturing (OEM) products. We provide the following EMS services: Product design, surface mount technologies (SMT) and pin through hole capability for printed circuit board assembly, tool making, precision plastic molding, liquid injection molding, automated tape winding, prototype design and full product builds.

Sales of the majority of our products have historically not been seasonal in nature, but may be seasonal in the future if there are changes in the types of products manufactured. Sales can, however, fluctuate significantly between quarters from changes in customers and customer demand due to our concentrated customer base.

For the fiscal years ended July 3, 2010, June 27, 2009, and June 28, 2008, the five largest customers in each year accounted for 57%, 52%, and 68% of total sales, respectively. The following customers represented 10% or more of total net sales over the last three fiscal years: KAZ Inc. (18%, less than 10%, less than 10%) International Game Technology, Inc. (12%, 13%, 18%), and Lexmark International, Inc. (less than 10%, 14%, 15%). It is anticipated that our new customer program wins will dilute our concentration of revenue in the future.

Although keyboard manufacturing is still included in our product offerings, we do not expect annual keyboard sales to be a material component of our business. We realized revenues of approximately $4.5 million, $4.2 million, and $5.8 million in fiscal years 2010, 2009, and 2008, respectively, from the sale of keyboards. In order to accommodate the demand for standard keyboard layouts, we maintain a purchase-from-stock program. The more popular standard layouts are built and stocked for immediate availability. Although we are recognized as a reputable contract manufacturer we still market our products and services primarily through our direct sales department aided by strategically located field sales people and distributors. Although we maintain relationships with several independent sales organizations to assist in marketing our EMS product lines, commissions earned and paid are not material to the consolidated financial statements.

Manufacturing

We have continually made investments in developing and expanding a capital equipment base to achieve vertical integration and efficiencies in our manufacturing processes. We have invested significant capital into SMT for volume manufacturing of complex printed circuit board assemblies. We also design and develop tooling for injection molding and manufacture the majority of plastic parts used in the products we manufacture. Additionally, we have equipment to maintain a controlled clean environment for manufacturing processes that require a high level of precise control.

We use a variety of manual and automated assembly processes in our facilities, depending upon product complexity and degree of customization. Some examples of automated processes include component insertion, SMT, flexible robotic assembly, automated storage tape winding, computerized vision system quality inspection, automated switch and key top installation, and automated functional testing.

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

Research, Development, and Engineering

Research, development, and engineering (RD&E) expenses consist principally of employee related costs, third party development costs, program materials costs, depreciation, and allocated information technology and facilities costs. Our RD&E expenses were $2.8 million, $2.3 million, and $2.7 million in fiscal years 2010, 2009, and 2008 respectively. In each of these years, we focused most of our RD&E efforts on current customer EMS programs. The increase in RD&E in fiscal year 2010 compared to fiscal year 2009 is primarily the result of higher incentive compensation and increased headcount. The decrease in RD&E in fiscal year 2009 compared to fiscal year 2008 is the result of cost reduction efforts and lower incentive and bonus expenses.

Competition

The market for the products and services we provide is highly competitive. There are numerous competitors in the EMS industry, many of which have substantially more resources and are more geographically diverse than we are. Some of our competitors have similar international production capabilities, large financial resources and some have substantially greater manufacturing, research and development, and marketing resources. There is also competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing their products internally versus the advantages of outsourcing. We believe that we can currently compete favorably to these factors primarily on the basis of our international footprint, responsiveness, creativity, vertical production capability, quality, and cost.

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

Employees

We consider our employees to be our primary strength and we make considerable efforts to maintain a well-qualified workforce. Our employee benefits include bonus programs involving periodic payments to all employees based on meeting quarterly or fiscal year performance targets. We regularly provide transportation, medical services, and meals to all of our employees in foreign locations. We maintain a 401(k) plan for U.S. employees, which provides a discretionary matching company contribution of up to 4% of an employee’s salary. We provide group health, life, and disability insurance plans. We also maintain stock option plans and other long term incentive plans for certain employees and outside directors. As of July 3, 2010 we had 2,036 employees compared to 1,963 on June 27, 2009, and 2,502 on June 28, 2008. Since we can have significant fluctuations in product demand, we seek to maintain flexibility in our workforce by utilizing skilled temporary and short-term contract labor in our manufacturing facilities in addition to full-time employees. Our employees in Reynosa, Mexico, are represented by a local union. We have no history of any material interruption of production due to labor disputes. We anticipate that this particular subsidiary will cease its operations during fiscal year 2011. As a result, we will no longer retain employees in Reynosa, Mexico.

Backlog

On July 31, 2010 our order backlog was valued at approximately $56.9 million, compared to approximately $29.9 million on July 25, 2009, which reflects an increase in expected revenue during fiscal year 2011. Even though our order backlog is comprised of firm purchase orders, the amount of backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue. Due to the relationships with our customers, we will occasionally allow orders to be canceled or rescheduled and as a result is not a meaningful indicator of future financial results. If there are canceled or rescheduled orders, we will attempt to negotiate fees to cover the costs we have incurred. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next twelve months, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.

Foreign Markets

Information concerning net sales and long-lived assets (property, plant, and equipment) by geographic areas is set forth in footnote 12 of the consolidated financial statements of this Annual Report on Form 10-K, under the caption “Enterprise-Wide Disclosures”, and that information is incorporated herein.

Executive Officers of the Registrant

The table below sets forth the name, current age and current position of our executive officers and other significant employees as of July 3, 2010:

Name	Age	Positions Held
Executive Officers
Craig D. Gates	51	President and Chief Executive Officer
Ronald F. Klawitter	58	Executive Vice President of Administration, Chief Financial Officer and Treasurer
Douglas G. Burkhardt	52	Executive Vice President of Worldwide Operations
Lawrence J. Bostwick	58	Vice President of Engineering and Quality
Phil Hochberg	48	Vice President of Business Development
Brett R. Larsen	37	Vice President of Finance, and Controller
Don Sinclair*	57	Vice President of Materials

*	Subsequent to July 3, 2010, Mr. Sinclair announced his resignation with the Company effective August 31, 2010.

Executive Officers

CRAIG D. GATES – President and Chief Executive Officer

Mr. Gates, age 51, has been President and Chief Executive officer of the Company since April 2009. Previously he was Executive Vice President and General Manager from August 2002 to April 2009. He served as Executive Vice President of Marketing, Engineering and Sales from July 1997 to August 2002 and served as Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. From 1982 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana.

RONALD F. KLAWITTER – Executive Vice President of Administration, Chief Financial Officer, and Treasurer

Mr. Klawitter, age 58, has been Executive Vice President of Administration, CFO, and Treasurer since July 1997. Previously he was Vice President of Finance, Secretary, and Treasurer of the Company from October 1995 to July 1997. He was Acting Secretary from November 1994 to October 1995 and Vice President of Finance and Treasurer from 1992 to October 1995. From 1987 to 1992, Mr. Klawitter was Vice President of Finance at Baker Hughes Tubular Service, a subsidiary of Baker Hughes, Inc. Mr. Klawitter has a BA degree from Wittenberg University and is a Certified Public Accountant.

DOUGLAS G. BURKHARDT – Executive Vice President of Worldwide Operations

Mr. Burkhardt, age 52, has been Executive Vice President of Worldwide Operations of the company since July 22, 2010. Previously Mr. Burkhardt was Vice President of Worldwide Operations from July 2008 to July 2010 and Director of China Operations and Program Management from January 2006 to July 2008. Mr. Burkhardt also served as Director of Northwest and China Operations from November of 1998 to January of 2006. Mr. Burkhardt also served as Director of Customer Satisfaction from March 1997 to November 1998 and Director of Molding from September of 1995 to March of 1997. Prior to this, Mr. Burkhardt served in other various senior management positions within the company. Mr. Burkhardt has been with the company since May of 1989. Prior to joining Key Tronic, Mr. Burkhardt worked for House of Aluminum and Glass for 12 years where he was the plant manager.

LAWRENCE J. BOSTWICK – Vice President of Engineering and Quality

Mr. Bostwick, age 58, has been Vice President of Engineering and Quality since July 2008. Previously he was Director of Engineering and Quality from February 2007 to July 2008 and served as Corporate Director of Quality from February 2006 to February 2007. From 2003 to 2006 he was Director of Supply Chain Management and Quality for the Lancer Corporation and from 1998 to 2003 he was Vice President of Operations for Thermacore International. He is a graduate of the Westinghouse and General Electric – Engineering and Manufacturing Professional Development Programs. He is certified in both Quality and Industrial Engineering and is a Lean – Six Sigma Master Black Belt. Mr. Bostwick has a combined B.S. degree in Production and Operation and Industrial Engineering from Bowling Green State University and a Masters degree in Industrial Engineering and Business Administration from Syracuse University.

PHIL HOCHBERG – Vice President of Business Development

Mr. Hochberg, age 48, has been Vice President of Business Development since October 2009. Previously he was Director of Business Development and Program Management from July 2008 to October 2009. Mr. Hochberg served as Director of Business Development from October 2004 to July 2008 and as Director of EMS Sales and Marketing from July 2000 to October 2004. Prior to joining Key Tronic, Mr. Hochberg worked for Quinton Instrument Company as their Director of Marketing and Product Management from 1992 to 2000. From 1988 to 1992, he was employed by SpaceLabs Medical as their Business Development Marketing Manager. Mr. Hochberg has an MBA from the University of British Columbia, a BA Psychology, with a minor in Business from Washington University in St. Louis.

BRETT R. LARSEN – Vice President of Finance, and Controller

Mr. Larsen, age 37, has served as Vice President of Finance and Controller since February 2010. He was Chief Financial Officer of FLSmidth Spokane, Inc. from December 2008 to February 22, 2010. From October 2005 through November 2008, Mr. Larsen served as Controller of Key Tronic Corporation. From May 2004 to October 2005, Mr. Larsen served as Manager of Financial Reporting of Key Tronic Corporation. From 2002 to May 2004, Mr. Larsen was an audit manager for the public accounting firm BDO Seidman, LLP. He also held various auditing and supervisory positions with Grant Thornton LLP from 1997 to 2002. Mr. Larsen has a Bachelor of Science degree in Accounting and a Masters degree in Accounting from Brigham Young University and is a Certified Public Accountant.

DON SINCLAIR – Vice President of Material

Mr. Sinclair, age 57, has served as the Vice President of Materials since January 2010. Prior to joining Key Tronic, Mr. Sinclair was employed by Advanced Input Systems Division of Esterline Corporation, where he held various positions such as: Director of Materials, Managing Director – Offshore Operations, and Vice President of Business Development from 1998 to 2009. Prior to 1998, Mr. Sinclair held management positions at companies including Intermec Technologies, Honeywell and Westinghouse. Mr. Sinclair has a Bachelor of Science Degree in Business from Washington State University.

Available Information

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

Potential Fluctuations in Quarterly Results

Our quarterly operating results have varied in the past and may vary in the future due to a variety of factors, including adverse changes in the U.S. and global macroeconomic environment, volatility in overall demand for our customers’ products, success of customers’ programs, timing of new programs, new product introductions or technological advances by us, our customers and our competitors, and changes in pricing policies by us, our customers, our suppliers, and our competitors. Our customer base is diverse in the markets they serve, however, decreases in demand, particularly from customers that supply the banking, consumer products, and gambling industries, could affect future quarterly results. Additionally, our customers could be impacted by the illiquidity of the credit markets which could directly impact our operating results.

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

Operating results can also fluctuate if changes are made to significant estimates and assumptions. Significant estimates and assumptions include the allowance for doubtful receivables, provision for obsolete and non-saleable inventory, the valuation allowance on deferred tax assets, impairment of long-lived assets, long-term incentive compensation accrual, and the provision for warranty costs.

Economic Conditions

Recently there have been adverse conditions and uncertainty in the global economy as the result of unstable global financial and credit markets, inflation, and recession. These unfavorable economic conditions and the weakness of the credit market could affect the demand for our customers’ products. The current global macroeconomic environment may affect some of our customers that could reduce orders and change forecasts which could adversely affect our sales in future periods. Additionally, the financial strength of our customers and suppliers and their ability to obtain and rely on credit financing may affect their ability to fulfill their obligations to us and have an adverse affect on our financial results.

Credit Markets

The current illiquidity and financial instability in the credit markets could adversely impact lenders and potentially limit the ability of our suppliers and customers to borrow. This may affect their ability to fulfill their obligations to us and have an adverse effect on our financial results.

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

Concentration of Major Customers

At present, our customer base is highly concentrated and could become more or less concentrated. Our largest EMS customer accounted for 18% of net sales in fiscal year 2010. This same customer accounted for 6% of sales in 2009 and 0% in 2008. For the fiscal years ended 2010, 2009, and 2008, the five largest customers accounted for 57%, 52%, and 68% of total sales, respectively. There can be no assurance that our principal customers will continue to purchase products from us at current levels. Moreover, we typically do not enter into long-term volume purchase contracts with our customers, and our customers have certain rights to extend or delay the shipment of their orders. We, however, require that our customers contractually agree to buy back inventory purchased within specified lead times to build their products if not used.

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

Foreign Manufacturing Operations

Most of the products manufactured by us are produced at our facilities located in Mexico and China. These international operations may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;

•	political and economic instability (including acts of terrorism, civil unrest, forms of violence and outbreaks of war), which could impact our ability to ship and/or receive product;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting accounts receivable;

•	export duties, import controls and trade barriers (including quotas);

•	governmental restrictions on the transfer of funds;

•	burdens of complying with a wide variety of foreign laws and labor practices;

•	fluctuations in currency exchange rates, which could affect component costs, local payroll, utility and other expenses; and

•	inability to utilize net operating losses incurred by our foreign operations to reduce our U.S. income taxes;

•	our foreign locations may be impacted by hurricanes, earthquakes, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions and other natural or manmade disasters.

Our operations in certain foreign locations receive favorable income tax treatment in the form of tax credits or other incentives. In the event that such tax holidays or other incentives are not extended, are repealed, or we no longer qualify for such programs, our taxes may increase, which would reduce our net income.

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

Disclosure and Internal Controls

Management does not expect that our disclosure controls and internal controls and procedures will prevent all errors or fraud. A control system is designed to give reasonable, but not absolute, assurance that the objectives of the control system are met. In addition, any control system reflects resource constraints and the benefits of controls must be considered relative to their costs. Inherent limitations of a control system may include: judgments in decision making may be faulty, breakdowns can occur simply because of error or mistake and controls can be circumvented by collusion or management override. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

We have manufacturing and sales operations located in the United States, Mexico, and China. The table below lists the locations and square footage of our operating facilities:

Location	Approx. Sq. Ft.	Type of Interest (Leased/Owned)	Description of Use
Spokane Valley, Washington (1)	61,000	Leased	Sales, research, administration and manufacturing

Spokane Valley, Washington	36,000	Leased	Manufacturing
El Paso, Texas	80,000	Leased	Shipping and warehouse

Total USA	177,000

Juarez, Mexico	174,000	Owned	Manufacturing

Juarez, Mexico	60,000	Owned	Manufacturing and warehouse

Juarez, Mexico	66,000	Owned	Manufacturing and warehouse

Juarez, Mexico(2)	115,000	Owned	Manufacturing and warehouse

Juarez, Mexico(3)	72,000	Leased	Manufacturing and warehouse

Reynosa, Mexico(4)	140,000	Leased	Manufacturing

Reynosa, Mexico(4)	100,000	Leased	Warehouse

Total Mexico	727,000

Shanghai, China (5)	83,000	Leased	Manufacturing

Total China	83,000

Grand Total	987,000

(1)

On June 15, 2010, the company amended its lease with Royal Hills Associates (RHA) to extend the lease for an additional ten years, which we continue to occupy as our headquarters (see Note 3 to Consolidated Financial Statements)

(2)

During fiscal year 2010, we purchased a 115, 000 square foot manufacturing facility in Juarez, Mexico for additional assembly space. In addition, as part of the purchase transaction we obtained an option to purchase an additional adjacent manufacturing facility.

(3)	In fiscal year 2009, we leased a new facility in Juarez, Mexico for more storage capacity and additional assembly space.
(4)	These facilities are used exclusively to manufacture products for one EMS customer. We anticipate that this particular subsidiary will cease its operations during fiscal year 2011.
(5)

In fiscal year 2010, we increased our leased space in China to 83,000 sq. ft. to accommodate an additional SMT line and for additional assembly space. Subsequent to fiscal year 2010, we entered into an agreement to lease an additional 36,000 square feet of manufacturing space.

The geographic diversity of these locations allows us to offer services near certain of our customers and major electronics markets with the additional benefit of reduced labor costs. We consider the productive capacity of our current facilities sufficient to carry on our current business. In addition, in Juarez, Mexico one of our buildings includes adjacent vacant land that could be developed into additional manufacturing and warehouse space and we have a purchase option on another facility. All of our facilities are ISO certified to ISO 9001:2008 standards, ISO-14001 environmental standards, and ISO-13485:2003 medical devices standards. The Spokane, Washington facilities are additionally registered to AS9100B, ITAR and ISO/TS 16949. Our China facilities are also registered to AS9100B and ISO/TS.

Item 3.	LEGAL PROCEEDINGS

We are a party to certain lawsuits or claims in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flow.

Item 4.	RESERVED

PART II

Item 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Market, formerly the NASDAQ National Market System under the symbol “KTCC”. Quarterly high and low closing sales prices for our common stock for fiscal years 2010 and 2009 were as follows:

	2010		2009
	High	Low	High	Low
First Quarter	$2.40	$1.60	$3.84	$2.47
Second Quarter	3.60	2.26	2.56	0.97
Third Quarter	6.02	3.69	1.22	0.86
Fourth Quarter	6.61	4.88	1.94	0.91

High and low stock prices are based on the daily closing price reported by the NASDAQ Stock Market. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.

Holders and Dividends

As of July 3, 2010, we had 804 shareholders of common stock on record. As a result of our credit agreement with Wells Fargo, N.A. we are restricted from declaring or paying dividends in cash and stock. We have not paid a cash dividend and do not anticipate payment of dividends in the foreseeable future.

Equity Compensation Plan Information

Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report, under the caption “Securities Authorized for Issuance under Equity Compensation Plans”, and that information is incorporated herein by reference.

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our common stock with the cumulative total return of the NASDAQ Stock Market (U.S. & Foreign) Index and the NASDAQ Electronic Components Index in fiscal 2010.

	7/2/05	6/30/06	6/30/07	6/28/08	6/27/09	7/3/10
Key Tronic Corporation	100.00	113.66	147.97	102.91	47.97	141.86
NASDAQ Composite	100.00	107.08	130.99	114.02	90.79	105.54
NASDAQ Electronic Components	100.00	94.09	110.15	100.35	72.87	88.63

Item 6:	SELECTED FINANCIAL DATA

The following selected data is derived from our audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes, and other information included in this report.

Financial Highlights

(In thousands, except for Supplemental Data and Book Value per Share)

	Fiscal Years
	July 3, 2010	June 27, 2009	June 28, 2008	June 30, 2007	July 1, 2006
Consolidated Statements of Operations Data:
Net sales	$199,620	$184,924	$204,122	$201,712	$187,699
Gross profit	19,250	13,180	16,820	17,670	17,304
Gross margin percentage	9.6%	7.1%	8.2%	8.8%	9.2%
Operating income	7,388	1,783	6,834	6,810	5,861
Operating margin percentage	3.7%	1.0%	3.3%	3.4%	3.1%
Net income	8,690	1,063	5,584	5,230	9,753
Earnings per share – diluted	0.85	0.11	0.54	0.51	0.97

Consolidated Cash Flow Data:
Cash flows provided by (used in) operations	3,697	10,038	(718)	(1,857)	(34)
Capital expenditures	3,378	1,891	1,180	3,137	1,638

Consolidated Balance Sheet Data:
Net working capital (1)	44,708	37,444	45,695	41,222	31,703
Total assets	101,642	77,755	98,344	89,388	88,695
Long-term liabilities	4,236	3,030	13,241	14,719	11,665

Shareholders’ equity	59,417	51,114	49,081	43,244	37,548
Book value per share (2)	5.79	5.08	4.90	4.36	3.85

Supplemental Data:
Number of shares outstanding at year-end	10,264,390	10,065,974	10,024,308	9,921,045	9,750,413
Number of employees at year-end	2,036	1,963	2,502	2,227	2,840
Approximate square footage of operational facilities	987,000	849,000	777,000	784,000	723,000

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

Overview

KeyTronicEMS is a leader in electronic manufacturing services and solutions to original equipment manufacturers of a broad range of products. We provide engineering services, worldwide procurement and distribution, materials management, world-class manufacturing and assembly services, in-house testing, and unparalleled customer service. Our international production capability provides our customers with benefits of improved supply-chain management, reduced inventories, lower transportation costs, and reduced product fulfillment time. We continue to make investments in all of our operating facilities to give us the production capacity and logistical advantages to continue to win new business. The following information should be read in conjunction with the consolidated financial statements included herein and with Item 1A, Risk Factors.

Our mission is to provide our customers with superior manufacturing and engineering services at the lowest total cost for the highest quality products, and create long-term mutually beneficial business relationships.

Executive Summary

Our sales of $199.6 million in fiscal year 2010 increased by 8.0% as compared to sales of $184.9 million in fiscal year 2009. This increase in sales was primarily driven by new customer programs for both longstanding and new customers, partially offset by a continuance of an unfavorable macroeconomic environment and industry-wide shortages in the global supply chain. Sales for the first quarter of fiscal year 2011 are expected to be within the range of $58 million to $61 million. Results will depend on actual levels of customers’ orders and the timing of the start up of production of new product programs. We believe that we are well positioned in the EMS industry to win new business in coming periods and profitably grow our revenue as the economy recovers.

The concentration of our largest customers increased during fiscal year 2010 with the top five customers’ sales increasing to 57% of total sales in 2010 from 52% in 2009, and 68% in 2008. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, and computer accessories. The total number of our customers continued to increase during fiscal year 2010. These new customers have programs that represent small annual sales while others have multi-million-dollar potential.

Gross profit as a percent of sales was 9.6% in fiscal year 2010 compared to 7.1% for the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to higher sales, increased leverage of fixed costs, a decrease in manufacturing facility costs due to favorable foreign exchange changes, a decrease in headcount of overhead employees and severance costs incurred in fiscal year 2009 that did not recur in fiscal year 2010.

Operating income as a percentage of sales for fiscal year 2010 was 3.7% compared to 1.0% for fiscal year 2009. The increase in operating income as a percentage of sales was due to an improved gross margin, combined with our continued success in controlling operating expenses and improving efficiencies during fiscal year 2010.

Net income for fiscal year 2010 was $8.7 million or $0.85 per diluted share, up from $1.1 million or $0.11 per diluted share for fiscal year 2009. The increase in net income for fiscal year 2010 as compared to fiscal year 2009 was primarily due to an approximate 2.5% improvement in our gross margin. Also, our fiscal year 2010 results include an income tax benefit of $1.4 million, resulting in part from the release of our valuation allowance on deferred tax assets related to our domestic net operating loss carryforwards that occurred in the third quarter of fiscal 2010.

We maintain a strong balance sheet with a current ratio of 2.18 and a long-term debt to equity ratio of .03. Total cash provided by operating activities as defined on our cash flow statement was $3.7 million during fiscal year 2010. We maintain sufficient liquidity for our expected future operations and had $1.6 million in borrowings on our revolving line of credit with Wells Fargo, N.A. of which $18.4 million remained available at July 3, 2010. We believe cash flow generated from operations, our borrowing capacity, and equipment lease financing should provide adequate capital for planned growth over the long term.

Results of Operations

The following table sets forth for the periods indicated certain items of the consolidated statements of income expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Years Ended
	July 3, 2010	June 27, 2009	June 28, 2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	90.4	92.9	91.8

Gross profit	9.6	7.1	8.2

Operating expenses (income)
Research, development and engineering	1.4	1.2	1.3
Selling, general and administrative	4.5	4.5	4.0
Goodwill impairment	—	0.4	—
Gain on sale of real estate held for sale	—	—	(0.4)

Total operating expenses	5.9	6.1	4.9

Operating income	3.7	1.0	3.3

Interest expense	—	0.3	0.5

Income before income taxes	3.7	0.7	2.8

Income tax provision (benefit)	(0.7)	0.1	0.1

Net income	4.4%	0.6%	2.7%

Net Sales

Net sales were $199.6 million, $184.9 million, and $204.1 million in fiscal years 2010, 2009, and 2008, respectively.

Net sales increased $14.7 million during fiscal year 2010 as compared with fiscal year 2009. This increase in sales was primarily driven by new customer programs for both longstanding and new customers, partially offset by a continuance of an unfavorable macroeconomic environment and industry-wide shortages in the global supply chain. The $19.2 million decrease in net sales during fiscal year 2009 reflects the expected lower demand from established customers due to the unfavorable global macroeconomic environment. We anticipate that several more new customer programs will enter production in fiscal year 2011 and begin contributing to revenue.

The table below shows the revenue by industry sectors as a percentage of revenue for the following fiscal years:

	Years Ended
	July 3, 2010	June 27, 2009	June 28, 2008
Commercial Printer	9%	15%	16%
Communication	5%	10%	9%
Computer and Peripheral	15%	17%	8%
Consumer	32%	19%	9%
Gaming	13%	13%	19%
Industrial	4%	4%	3%
Transaction Printer	22%	22%	36%

Total	100%	100%	100%

We provide services to customers in a number of industries and produce a variety of products for our customers in each industry. As we continue to diversify our customer base and win new customers we may continue to see a change in the industry concentrations of our revenue.

Sales to foreign locations represented 17.9%, 11.3%, and 5.6% of our total net sales in fiscal years 2010, 2009, and 2008, respectively.

Cost of Sales

Total cost of sales as a percentage of net sales was 90.4%, 92.9%, and 91.8% in fiscal years 2010, 2009, and 2008, respectively.

Total cost of materials as a percentage of net sales was approximately 68.6%, 69.2%, and 66.9% in fiscal years 2010, 2009, and 2008, respectively. The change from year-to-year is directly related to changes in product mix.

Production and support costs as a percentage of net sales were 21.8%, 23.7%, and 24.9% in fiscal years 2010, 2009, and 2008, respectively. The decrease in fiscal year 2010 as compared to fiscal year 2009 is related to higher fixed cost absorption due to a $14.7 million increase in net sales, while production and support costs decreased $0.3 million due to favorable foreign exchange rates and a reduction of manufacturing facility payroll. These savings were partially offset by an increase in the provision for obsolete inventory. The decrease in fiscal year 2009 as compared to fiscal year 2008 was due to a $6.9 million decrease in production and support costs related to headcount reductions, favorable foreign exchange rates and cost saving initiatives. This was partially offset by a $19.2 million decrease in net sales.

We provide for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage. The amounts charged to expense for these inventories were approximately $2.2 million, $0.3 million, and $0.2 million in fiscal years 2010, 2009, and 2008, respectively. The increased provision in fiscal year 2010 was primarily due to no longer manufacturing for certain customers that were no longer viable.

We provide warranties on certain products we sell and estimate warranty costs based on historical experience and anticipated product returns. The amounts charged to expense are determined based on an estimate of warranty exposure. The net warranty expense (recovery) was approximately $45,000, $(93,000), and $196,000 in fiscal years 2010, 2009, and 2008, respectively. Warranty expense for fiscal year 2010 is related to workmanship claims on keyboards and EMS products. The recovery in fiscal year 2009 was related to the release of a warranty claim for a specific product that was identified in fiscal year 2008. Warranty expense for fiscal year 2008 was primarily related to workmanship claims on a specific EMS product.

Gross Profit

Gross profit as a percentage of net sales was 9.6%, 7.1%, and 8.2% in fiscal years 2010, 2009, and 2008, respectively.

The 2.5 percentage point increase in gross profit as a percentage of net sales from fiscal year 2009 to 2010 was primarily the result of a $14.7 million increase in net sales, while production and support cost decreased by $0.3 million due to favorable foreign exchange changes, a decrease in headcount of overhead employees and severance costs incurred in fiscal year 2009 that did not recur in fiscal year 2010. This was partially offset by a $8.9 million increase in material costs. The 1.1 percentage point decrease in gross profit as a percentage of net sales from fiscal year 2008 to 2009 was the result of lower fixed cost absorption due to net sales decreasing $19.2 million. Additionally we incurred charges of approximately $1.3 million for severance charges related to cost reduction efforts during fiscal year 2009.

We took early pay discounts to suppliers that totaled approximately $364,000, $142,000, and $51,000 in fiscal years 2010, 2009, and 2008, respectively. Early pay discounts will fluctuate based on our liquidity and changes in the discounts and terms offered by our suppliers.

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

Research, Development and Engineering

Research, development and engineering expenses (RD&E) consists principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Total RD&E was $2.8 million, $2.3 million, and $2.7 million in fiscal years 2010, 2009, and 2008, respectively. As a percentage of net sales, RD&E was 1.4%, 1.2% and 1.3% in fiscal years 2010, 2009 and 2008, respectively.

The increase in RD&E expenses in fiscal year 2010 compared to fiscal year 2009 is primarily the result of higher incentive compensation expense and increased headcount. The decrease in RD&E expenses in fiscal year 2009 compared to fiscal year 2008 is the result of reduced headcount and lower incentive and bonus expenses.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) consist principally of salaries and benefits, advertising and marketing programs, sales commissions, travel expenses, provision for doubtful accounts, facilities costs, and professional services. Total SG&A expenses were $9.1 million, $8.4 million, and $8.3 million in fiscal years 2010, 2009, and 2008, respectively. As a percentage of net sales SG&A was 4.5%, 4.5%, and 4.0% in fiscal years 2010, 2009, and 2008, respectively. Approximately half of our SG&A expenses relates to salary costs of our employees.

The $0.7 million increase in SG&A expenses in fiscal year 2010 as compared to fiscal year 2009 is primarily due to a $1.6 million increase in incentive compensation expense. This was partially offset by an approximate $0.3 million decrease in salaries in addition to an approximate $0.6 million decrease in expense related to the write off of a receivable in the prior year. The increase in SG&A expenses in fiscal year 2009 compared to fiscal year 2008 is mainly attributable to foreign exchange losses on Mexican peso denominated financial assets and the addition of a sales representative which were partially offset by cost reduction efforts. Additionally, in fiscal year 2009 there was a charge of $0.6 million to provide for doubtful collection of receivables, of which $0.5 million was related to the write off of a foreign receivable.

Goodwill Impairment

We recorded an impairment charge of $765,000 during fiscal year 2009. We did not record an impairment charge during fiscal year 2010. As of July 3, 2010 and June 27, 2009, there was no goodwill recorded in the Company’s Consolidated Balance Sheet.

Interest Expense

We had net interest expense of $0.1 million, $0.6 million and $1.0 million in fiscal years 2010, 2009, and 2008, respectively. Interest expense decreased in fiscal year 2010 when compared to fiscal years 2009 and 2008 as the average balance of the revolving line of credit was lower along with a decrease in variable interest rates. We do not currently use derivatives to hedge interest rate risk. We often utilize short-term fixed LIBOR rates on portions of our revolving line of credit to limit the affect of interest rate volatilities.

Income Tax Provision

We had an income tax benefit of $1.4 million during fiscal year 2010 as compared to $130,000 and $261,000 tax expense in fiscal years 2009, and 2008, respectively. The income tax benefit of fiscal year 2010 is primarily related the release of the valuation allowance on our deferred tax assets related to domestic tax net operating loss carryforwards (NOLs) and foreign tax credits, partially offset by the recognition of domestic deferred tax liabilities for an unremitted portion of foreign and the change of applicable tax regimes in Mexico.

Due to increased profitability, revenue growth, and new customer programs, we have determined that a valuation allowance against our domestic NOLs is not longer required. We anticipate that we will fully utilize our domestic NOLs prior to their expiration. In addition, we reviewed our requirements for liquidity domestically to fund our revenue growth and to look for potential future acquisitions. We have changed our previous assessments of being indefinitely reinvested and now anticipate repatriating a portion of our unremitted foreign earnings. The associated taxes and potential foreign tax credits are included in the income tax benefit that was realized during fiscal year 2010. The tax provision in fiscal years 2009 and 2008 is primarily related to income taxes in China and Mexico. For further information on taxes please review footnote 7 of the “Notes to Consolidated Financial Statements”.

International Subsidiaries

We offer customers a complete global manufacturing solution. Our facilities provide our customers the opportunity to have their products manufactured in the facility that best serves specific cost, product manufacturing, and distribution needs. The locations of active foreign subsidiaries are as follows:

•	Key Tronic Juarez, SA de CV owns an SMT, assembly and molding facility, and three assembly and storage facilities in Juarez, Mexico. This subsidiary is primarily used to support our U.S. operations.

•

Key Tronic Reynosa, SA de CV leases manufacturing and warehouse facilities in Reynosa, Mexico. This subsidiary is used exclusively to manufacture products for one EMS customer. We anticipate that this particular subsidiary will cease its operations during fiscal year 2011, as its one EMS customer will no longer be needing manufacturing services.

•

Key Tronic Computer Peripherals (Shanghai) Co., Ltd. leases a facility with SMT and assembly capabilities in Shanghai, China, which began operations in 1999. Its primary function is to provide EMS services for export; however, it is also currently manufacturing certain electronic keyboards.

Foreign sales (based on shipping instructions) from our worldwide operations, including domestic exports, were $35.7 million, $20.9 million, and $11.4 million in fiscal years 2010, 2009, and 2008, respectively. Products and manufacturing services provided by our subsidiary operations are sold to customers directly by the parent company. Key Tronic Computer Peripherals (Shanghai) Co., Ltd., our subsidiary in Shanghai, China, had only minimal sales to customers in China during the past three fiscal years.

Capital Resources and Liquidity

Cash flows provided by operating activities were $3.7 million in fiscal year 2010 as compared to $10.0 million provided by operating activities in fiscal year 2009 and $(0.7) million used in fiscal year 2008.

The $6.3 million decrease in cash provided by operating activities in fiscal year 2010 as compared with fiscal year 2009 was primarily due to an increase in trade receivables and inventory, partially offset by an increase in accounts payable. Trade receivables increased by $10.1 million as a result of the increase in sales that occurred during the fourth quarter of fiscal year 2010. The $7.5 million increase in inventory was attributable to new customer programs and increasing lead times on certain components which led to some scheduled shipments not being shipped by the end of the fiscal year. We purchase inventory based on customer forecasts and orders and expected lead times, and when those forecasts cannot be met or changes are made to lead times, inventory can increase. The $10.5 million increase in accounts payable was primarily driven by the increase in inventory and extending payment terms during fiscal year 2010.

Accounts payable fluctuates with changes in inventory levels, volume of purchases, and negotiated supplier terms.

The $10.7 million increase in cash provided by operating activities in fiscal year 2009 as compared to fiscal year 2008 was primarily due to a decrease in trade receivables and inventory. Trade receivables and inventory decreased by $10.5 million and $5.3 million, respectively, during fiscal year 2009, partially offset by a $10.8 million decrease in accounts payable. These decreases are the result of lower sales in the fourth quarter of fiscal year 2009 as compared to fiscal year 2008 and a concerted effort to reduce our inventory and align it with our current level of business.

Cash used in investing activities includes capital expenditures and proceeds from the sale of property and equipment. Capital expenditures were $3.4 million, $1.9 million, and $1.2 million in fiscal years 2010, 2009, and 2008, respectively. Our capital expenditures are primarily for purchases of manufacturing assets to support our operations in Spokane Valley, Washington, Mexico and China. The increase in capital expenditures for fiscal year 2010 as compared to fiscal year 2009 was primarily related to the purchase of a manufacturing facility and to a lesser extent the increased investment in manufacturing equipment to support the requirements of our growing customer base and sales. Capital expenditures increased for fiscal year 2009 as compared to fiscal year 2008 as we invested in manufacturing equipment to support the requirements of new customers.

Our primary financing activity in fiscal years 2010, 2009, and 2008 was borrowing and repayment under our revolving line of our credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $20 million, subject to availability. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. The outstanding balance under the credit facility was $1.6 million as of July 3, 2010. We had availability to borrow an additional $18.4 million under the Wells Fargo line of credit and we were in compliance with our loan covenants.

Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future.

Contractual Obligations and Commitments

In the normal course of business, we enter into contracts which obligate us to make payments in the future.

The table below sets forth our significant future obligations by fiscal year:

Payments Due by Fiscal Year (in thousands)

	Total	2011	2012	2013	2014	2015	Thereafter
Wells Fargo Bank N.A. revolving loan (1)	$1,554	$1,554	$—	$—	$—	$—	$—
Operating leases (2)	9,831	2,819	1,251	772	763	762	3,464
Short-term note (3)	671	671
Purchase orders (4)

(1)

The terms of the Wells Fargo Bank N.A. revolving loan are discussed in the consolidated financial statements at Note 4, “Long-Term Debt”. As of July 3, 2010 we were in compliance with our loan covenants. Breaching these covenants could have resulted in a material impact on our operations or financial condition.

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

(3)	See Note 3 to Consolidated Financial Statements for additional discussion related to building and land purchase during the fourth quarter of fiscal year 2010.
(4)

As of July 3, 2010, we had open purchase order commitments for materials and other supplies of approximately $86.5 million. Included in the open purchase orders are various blanket orders for annual requirements. Actual needs under these blanket purchase orders fluctuate with our manufacturing levels. In addition, we have contracts with our customers that minimize our exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with our suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations.

In addition to the cash requirements presented above, we have various other accruals which are not included in the table above. We owe our suppliers approximately $24.1 million for accounts payable and shipments in transit at the end of the fiscal year. We generally pay our suppliers in a range from 30 to 120 days depending on terms offered. These payments are financed by operating cash flows and our revolving line of credit.

We believe that cash flows generated from operations, leasing facilities, and funds available under the revolving credit facility will satisfy cash requirements for a period in excess of 12 months and into the foreseeable future.

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Note 1 to our consolidated financial statements describes the significant accounting policies used in the preparation of our consolidated financial statements. Management believes the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about effects of matters that are inherently uncertain. The most significant areas involving management judgments are described below. Actual results in these areas could differ from management’s estimates.

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

Allowance for Doubtful Accounts

We value our accounts receivable net of an allowance for doubtful accounts of $111,000 at July 3, 2010 and June 27, 2009. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.

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

Income Taxes

The Company had domestic income tax loss carryforwards (NOLs) of approximately $25.1 million at July 3, 2010. In accordance with ASC 740, Income Taxes, a valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in the future. Based on recent sustained profitability, revenue growth, new customer programs and updated forecasting that occurred during fiscal year 2010; management determined that an allowance was no longer necessary on the domestic income tax loss carryforwards.

The Company also changed its estimates of future repatriation of its undistributed earnings of its foreign subsidiaries during fiscal year 2010. Management expects to repatriate approximately $14.5 million based on increased sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. As such earnings are recognized in the United States, the Company would be subject to U.S. federal and state income taxes and potential withholding taxes in foreign jurisdictions. A corresponding foreign tax credit for taxes paid on the repatriated amount can be used domestically to reduce the federal tax liability. The domestic tax, foreign tax credits and estimated withholding tax have been accrued as part of deferred taxes as of July 3, 2010.

Stock-Based Compensation

Stock-based compensation is accounted for according to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation . ASC 718 requires us to expense the fair value of employee stock options, stock appreciation rights and other forms of stock-based compensation. Under the fair value recognition provisions of ASC 718, share-based compensation cost is estimated at the grant date based upon the value of the stock option and at each reporting period for stock appreciation rights classified as liability awards and is recognized as expense ratably over the requisite service period of the award (generally the vesting). Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating the expected life of the share-based award, the expected stock price volatility over the expected life of the share-based award and forfeitures.

To determine the fair value of stock options on the date of grant and at each reporting period for stock appreciation rights classified as liability awards, we use the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate is a less-subjective assumption as it is based on factual data derived from public sources. We use a dividend yield of zero as we have never paid cash dividends and have no intention to pay cash dividends in the foreseeable future. The expected stock price volatility and option life assumptions require a greater level of judgment. Our expected stock-price volatility assumption is based upon the historical volatility of our stock which is obtained from public data sources. The expected life represents either the weighted average period of time that share-based awards are expected to be outstanding (stock options), giving consideration to vesting schedules and historical exercise patterns or using the simplified method by utilizing the midpoint between the remaining vesting period and the remaining contractual life (SARs). We determine the expected life assumption based upon the exercise and post-vesting behavior that has been exhibited historically, adjusted for specific factors that may influence future exercise patterns. If expected volatility or expected life were to increase, that would result in an increase in the fair value of our stock options which would result in higher compensation charges, while a decrease in volatility or the expected life would result in a lower fair value of our stock option awards resulting in lower compensation charges.

We estimate forfeitures for all of our awards based upon historical experience of stock-based pre-vesting forfeitures. We believe that our estimates are based upon outcomes that are reasonably likely to occur. If actual forfeitures are higher than our estimates it would result in lower compensation expense and to the extent the actual forfeitures are lower than our estimate we would record higher compensation expense.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value.

Upon the completion of the Company’s annual impairment test during fiscal year 2009 and as a result of the deteriorating global economy adversely affecting the Company’s common stock price. The Company concluded that 100% of the goodwill was impaired due to the significant and sustained decline in the Company’s market capitalization to below the book value. The Company recorded an impairment charge of $765,000 during the second quarter of fiscal year 2009. As of July 3, 2010 and June 27, 2009, respectively, there was no goodwill recorded in the Company’s Consolidated Balance Sheet.

Derivatives and Hedging Activity

Derivatives are recognized on the balance sheet at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge). The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in “Accumulated other comprehensive income”, until earnings are affected by the variability of cash flows. See Note 11 of the Company’s consolidated financial statements for additional information.

Accounting Pronouncements

See Note 1 to our consolidated financial statements.

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility is secured by substantially all of our assets. The interest rates applicable to our revolving credit facility fluctuate with the JP Morgan Chase Bank prime rate and LIBOR rates. There was outstanding $1.6 million in borrowings under our revolving credit facility as of July 3, 2010, and the rate of interest being paid on the outstanding balance was 3.25%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility.

Foreign Currency Exchange Risk

A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was $30.9 million of foreign currency forward contracts outstanding as of July 3, 2010. The fair value of these contracts was approximately $(361,000). See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Key Tronic Corporation

Spokane Valley, Washington

We have audited the accompanying consolidated balance sheets of Key Tronic Corporation (the Company) as of July 3, 2010 and June 27, 2009 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 3, 2010. These financial statements are the responsibility of the Company’s management. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Tronic Corporation at July 3, 2010 and June 27, 2009, and the results of its operations and its cash flows for each of the three years in the period ended July 3, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Spokane, Washington
September 13, 2010

KEY TRONIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 3, 2010	June 27, 2009
ASSETS

Current assets:
Cash and cash equivalents	$770	$729
Trade receivables, net of allowance for doubtful accounts of $111 and $111	34,617	24,867
Inventories	39,775	32,291
Deferred income tax asset	4,420	493
Other	3,115	2,675

Total current assets	82,697	61,055

Property, plant and equipment, net	13,898	11,199

Other assets:
Restricted cash	—	124
Deferred income tax asset	4,394	4,611
Other, net of accumulated amortization of $106 and $118	653	766

Total assets	$101,642	$77,755

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$29,158	$18,703
Accrued compensation and vacation	5,097	3,198
Current portion of other long-term obligations	146	359
Other	3,588	1,351

Total current liabilities	37,989	23,611

Long-term liabilities:
Revolving loan	1,554	2,412
Other long-term obligations	2,682	618

Total long-term liabilities	4,236	3,030

Commitments and contingencies (Notes 4 and 8)

Shareholders’ equity
Common stock, no par value, authorized 25,000 shares; issued and outstanding 10,264 and 10,066 shares, respectively	40,126	39,359
Retained earnings	19,533	10,843
Accumulated other comprehensive (loss) income	(242)	912

Total shareholders’ equity	59,417	51,114

Total liabilities and shareholders’ equity	$101,642	$77,755

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended
	July 3, 2010	June 27, 2009	June 28, 2008
Net sales	$199,620	$184,924	$204,122
Cost of sales	180,370	171,744	187,302

Gross margin	19,250	13,180	16,820

Operating expenses (income):
Research, development and engineering	2,783	2,266	2,676
Selling, general and administrative	9,079	8,366	8,261
Goodwill impairment	—	765	—
Gain on sale of real estate	—	—	(951)

Total operating expense	11,862	11,397	9,986

Operating income	7,388	1,783	6,834

Interest expense, net	102	590	989

Income before income taxes	7,286	1,193	5,845

Income tax (benefit) provision	(1,404)	130	261

Net income	$8,690	$1,063	$5,584

Earnings per share:
Earnings per common share – basic
	$0.86	$0.11	$0.56
Weighted average shares outstanding – basic	10,124	10,059	9,997
Earnings per common share – diluted	$0.85	$0.11	$0.54
Weighted average shares outstanding – diluted	10,191	10,075	10,267

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Retained Earnings		Total
Balances, June 30, 2007	9,921	$39,048	$4,196	—	$43,244
Net income	—	—	5,584	—	5,584
Exercise of stock options	103	253	—	—	253

Balances, June 28, 2008	10,024	39,301	9,780		49,081

Net income	—	—	1,063	—	1,063
Unrealized gain on foreign exchange contracts	—	—	—	912	912

Comprehensive income, net					1,975
Exercise of stock options	42	58	—	—	58

Balances, June 27, 2009	10,066	39,359	10,843	912	51,114

Net income	—	—	8,690	—	8,690
Unrealized loss on foreign exchange contracts	—	—	—	(1,154)	(1,154)

Comprehensive income, net					7,536
Exercise of stock options	198	604	—	—	604
Tax benefit from exercise of stock options	—	163	—	—	163

Balances, July 3, 2010	10,264	$40,126	$19,533	(242)	$59,417

Other comprehensive income for fiscal year 2010 is reflected net of tax $(119,000).

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
Cash flows from operating activities:
Net income	$8,690	$1,063	$5,584
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,794	1,595	1,768
Goodwill impairment charge	—	765	—
Excess tax benefit from exercise of stock options	163	—	—
Accretion of deferred gain on sale of building	(78)	(78)	(78)
Provision for obsolete inventory	2,182	303	159
Provision for doubtful receivables	—	604	122
Provision for (recovery of) warranty	(45)	(93)	196
Loss (gain) on sale of assets	(58)	14	(949)
SARs expense	57	—	—
Deferred income taxes	(2,062)	(104)	—
Changes in operating assets and liabilities:
Trade receivables	(10,104)	10,547	(5,757)
Inventories	(9,666)	5,333	(5,740)
Other assets	(1,659)	2,320	(742)
Accounts payable	10,455	(10,794)	5,393
Accrued compensation and vacation	1,899	(1,190)	675
Other liabilities	2,129	(247)	(1,349)

Cash provided by (used in) operating activities	3,697	10,038	(718)

Cash flows from investing activities:
Purchase of property and equipment	(3,378)	(1,891)	(1,180)
Proceeds from sale of property and equipment	74	—	1,485

Cash provided by (used in) investing activities	(3,304)	(1,891)	305

Cash flows from financing activities:
Payment of financing costs	(50)	(50)	(50)
Proceeds from exercise of stock options	604	58	253
Proceeds from long-term debt	—	—	215
Repayment of long-term debt	(172)	(284)	(249)
Borrowing under revolving credit agreement	24,931	194,066	204,940
Repayment of revolving credit agreement	(25,789)	(204,002)	(205,673)
Decrease (increase) in restricted cash	124	(85)	470

Cash used in financing activities	(352)	(10,297)	(94)

Increase (decrease) in cash and cash equivalents	41	(2,150)	(507)

Cash and cash equivalents, beginning of year	729	2,879	3,386

Cash and cash equivalents, end of year	$770	$729	$2,879

Supplemental cash flow information:
Interest payments	$85	$621	$1,013
Income tax payments, net of refunds	$415	$327	$301

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Business

Key Tronic Corporation and subsidiaries (the Company) is engaged in electronic manufacturing services (EMS) for original equipment manufacturers (OEMs), and also manufactures keyboards and other input devices. The Company’s headquarters are located in Spokane Valley, Washington with manufacturing operations in Spokane Valley; Juarez and Reynosa, Mexico; and Shanghai, China.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries in Mexico and China. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include the allowance for doubtful receivables, the provision for obsolete and non-saleable inventories, deferred tax assets and liabilities, impairment of long-lived assets, medical self insurance liability, long-term incentive compensation accrual, the provision for warranty costs, and the fair values of options granted under the Company’s stock-based compensation plans. Due to uncertainties with respect to the assumptions and estimates actual results could differ from those estimates.

Cash and Cash Equivalents

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Self-funded Insurance

The Company self-funds its domestic employee health plan. The Company contracted with a separate administrative service company to supervise and administer the program and act as its representative. The Company reduces its risk under this self-funded platform by purchasing stop-loss insurance coverage for claims. In addition, if the aggregate annual claims amount to more than 125% of expected claims for the plan year this insurance will also pay those claims amounts exceeding that level.

The Company estimates its exposure for claims incurred but not paid at the end of each reporting period and uses historical claims data supplied by the Company’s broker to estimate its self-funded insurance liability. This liability is subject to a total limitation that varies based on employee enrollment and factors that are established at each annual contract renewal. Actual claims experience may differ from the Company’s estimates. Costs related to the administration of the plan and related claims are expensed as incurred.

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

Revenues and associated costs from engineering design, development services and tooling, which are performed under contract of short term durations, are recognized only after the completed performance of the service. Revenue from engineering design, development services and tooling represented approximately 2%, 3%, and 3% of total revenue in fiscal years 2010, 2009, and 2008, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the combination of other potentially dilutive weighted average common shares and the weighted average number of common shares outstanding during the period using the treasury stock method. The computation assumes the proceeds from the exercise of stock options were used to repurchase common shares at the average market price during the period. The computation of diluted earnings per common share does not assume conversion, exercise, or contingent issuance of common stock equivalent shares that would have an anti-dilutive effect on earnings per share.

Foreign Currency Transactions

The functional currency of the Company’s subsidiaries in Mexico and China is the U.S. dollar. Realized foreign currency transaction gains and losses are included in cost of goods sold.

Fair Value of Financial Instruments

The carrying values of financial instruments reflected on the balance sheets at July 3, 2010 and June 27, 2009, reasonably approximate their fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is estimated to be $1.6 million and $2.6 million, respectively, as of July 3, 2010 and June 27, 2009, which approximates the carrying values.

Stock -based Compensation

The Company’s incentive plan provides for equity and liability awards to employees in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock–based or cash-based awards. Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period, and is included in selling, general and administrative expenses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments in interim financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The Company adopted this statement in the first quarter of fiscal year 2010 and it did not have a material impact on the Company’s Consolidated Financial Statements.

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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements.

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

Fiscal Year

The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2010, 2009, and 2008, ended on July 3, 2010, June 27, 2009, and June 28, 2008, respectively. Fiscal year 2010 was a 53 week year, whereas fiscal years 2009, and 2008 were 52 week years.

2. INVENTORIES

Components of inventories were as follows:

	July 3, 2010	June 27, 2009
	(in thousands)
Finished goods	$4,492	$7,898
Work-in-process	4,095	3,968
Raw materials	31,188	20,425

	$39,775	$32,291

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. PROPERTY, PLANT AND EQUIPMENT

	Life	July 3, 2010	June 27, 2009
	(in years)	(in thousands)
Land	—	$2,089	$970
Buildings and improvements	3 to 30	15,067	13,602
Equipment	1 to 10	33,884	33,346
Furniture and fixtures	3 to 5	2,108	1,761

		53,148	49,679
Accumulated depreciation		(39,250)	(38,480)

		$13,898	$11,199

During the fourth quarter of fiscal year 2010, the Company purchased a building and land in Juarez, Mexico at a total purchase price of $2.2 million. Of the total $2.2 million, 70% or $1.6 million was paid in cash and the remaining 30% or $0.6 million is payable prior to January 6, 2011.

During the fourth quarter of fiscal year 2007, the Company sold its Las Cruces, New Mexico facility. The total sales price for the facility and adjacent vacant land was $4.3 million. Due to the contingent nature of a portion of the sale, the Company recognized a $1.5 million gain on real estate held and a gain on sale of real estate of $951,000 in fiscal year 2008.

In December 2000, the Company sold its headquarters building, located in Spokane, Washington. In conjunction with the sale, the Company entered into a ten year leaseback agreement for a portion of the building. The gain on the sale of the building was deferred under other long-term obligations and is amortized to offset lease expenses over the remaining original lease term, which expires in December 2010. On June 15, 2010, the company amended the agreement to extend the lease for an additional ten years.

4. LONG-TERM DEBT

On August 19, 2009, the Company entered into a credit agreement with Wells Fargo Bank, N.A. providing for a revolving line of credit facility for up to $20 million and paid off its previously outstanding CIT Group/Business Credit, Inc. (CIT) revolving loan. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the JP Morgan Chase prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The new line of credit is secured by substantially all of the assets of the Company.

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

As of July 3, 2010, the Company had availability to borrow an additional $18.4 million under the Wells Fargo line of credit. The outstanding balance under the credit facility was $1.6 million as of July 3, 2010 and the rate of interest being paid on the outstanding balance was 3.25%. As of June 27, 2009, the outstanding revolving loan balance related to CIT was $2.4 million and the range of interest being paid to CIT on the outstanding balances was 1.82% to 3.25%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
		(in thousands)
Current income tax expense:
United States	$162	$15	$45
Foreign	496	219	216

	658	234	261

Deferred income tax(benefit) expense:
United States	(3,588)	(104)	—
Foreign	1,526	—	—

	(2,062)	(104)	—

Total income tax(benefit) expense	$(1,404)	$130	$261

The Company has domestic NOLs of approximately $25.1 million at July 3, 2010. In accordance with ASC 740, management assessed the Company’s recent operating levels and estimated future taxable income and determined there was not a need for a valuation allowance. A valuation allowance against deferred tax assets is required if it is more likely than not that some of the deferred tax assets will not be realized. Management determined during fiscal year 2010, based on the Company’s increased profitability and estimated repatriation from foreign subsidiaries that it was likely that the NOLs will be fully utilized prior to their expiration.

Management also updated its estimates of future repatriation of its undistributed earnings of its foreign subsidiaries during fiscal year 2010. Management expects to repatriate a portion of its foreign undistributed earnings based on increased sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company expects to repatriate approximately $14.5 million in the future. As such, as earnings are recognized in the United States, the Company would be subject to U.S. federal and state income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax have been recorded as part of deferred taxes as of July 3, 2010. All other unremitted foreign earnings are expected to remain permanently reinvested in planned fixed assets purchases in foreign locations.

The Company has wholly owned foreign subsidiaries in Mexico that apply certain tax credits related to production assets that currently offset all of the income tax liabilities under general Mexican income tax law. However, the Company is subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). Based on certain events that occurred during fiscal year 2010, the Company now anticipates that it will be taxable under IETU for the foreseeable future based on projected assets used in its operations. The effect of IETU and an associated presidential decree on fiscal year 2010 has been included in the effective tax rate as of July 3, 2010.

The Company is required to pay taxes in China on its statutory foreign profits. Its subsidiary in China did not have statutory profits during fiscal year 2010. The Company has a full valuation allowance on its Chinese tax net operating loss carryforwards until a consistent statutory profit can be maintained and it becomes likely that they will be utilized before expiration.

ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. If interest or penalties are assessed, the Company would recognize these charges as income tax expense. The Company does not have any uncertain tax positions as of July 3, 2010. Unrecognized tax benefits are not anticipated to increase or decrease over the next 12 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rate differs from the federal tax rate as follows:

	Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
		(in thousands)
Federal income tax expense at statutory rates	$2,477	$406	$1,987
Effect of foreign vs. domestic taxes	99	(248)	(899)
Expired NOLs, tax credits and permanent differences	—	2,345	977
Effect of repatriation of foreign earnings income, net	2,158	—	—
Effect of change in applied Mexican tax regime	1,526	—	—
Other	211	76	158
Change in valuation allowance	(7,875)	(2,449)	(1,962)

Income tax (benefit) provision	$(1,404)	130	261

The domestic and foreign components of income before income taxes were:

	Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
		(in thousands)
Domestic	$6,117	$475	$2,710
Foreign	1,169	718	3,135

Income before income taxes	$7,286	$1,193	$5,845

Deferred income tax assets and liabilities consist of the following at:

	July 3, 2010	June 27, 2009
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$9,001	$11,282
Tax credit carryforwards	1,028	384
Inventory	839	536
Accruals	1,244	1,343

Deferred income tax assets	12,112	13,545
Valuation allowance	(469)	(8,344)

Deferred income tax assets, net of valuation allowance	$11,643	$5,201

Deferred tax liabilities:
Repatriated earnings of foreign subsidiary, net of foreign tax credits	(2,158)	—
Accruals	(979)	—
Fixed assets	(850)	—
Other	(368)	(97)

Deferred income tax liabilities	$(4,355)	$(97)

Total, net deferred income tax assets	$7,288	$5,104

Balance sheet caption reported in:
Current deferred tax asset	$4,420	$493
Long-term deferred tax asset	4,394	4,611
Other current liabilities	(918)	—
Other long-term obligations	(608)	—

Total, net deferred income tax asset	$7,288	$5,104

At July 3, 2010 the Company had NOLs of approximately $25.1 million. The remaining net operating loss carryforwards expire in varying amounts through 2025. Utilization of NOLs would be limited in the event the Company’s ownership changes more than 50% in a three-year period. The Company also has

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

alternative minimum tax credits approximating $575,000. The alternative minimum tax credits do not expire.

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

	Years Ended
	July 3, 2010	June 27, 2009	June 28, 2008
Total weighted average shares – basic	10,124,320	10,059,376	9,997,431
Effect of dilutive common stock options	66,626	15,596	269,480

Total weighted average shares – diluted	10,190,946	10,074,972	10,266,911

Antidilutive options not included in diluted earnings per share	112,500	741,492	515,550

7. STOCK OPTION AND BENEFIT PLANS

The Company has an executive stock option plan for certain key employees. Options under this plan vest over one to three years and become exercisable as they vest. Options under the plan become exercisable in full immediately prior to the occurrence of a “Change in Control” as defined in the plan documents. As of July 3, 2010, 266,169 options were outstanding and exercisable under the Executive Stock Option Plan and other plans which have terminated. The plan has terminated and no more options can be granted under this plan. These options expire five to ten years from the date of vesting.

The Company also has a stock option plan for “Nonemployee Directors.” Options under this plan vested over a three-year period and are exercisable. The Company reserved 300,000 shares for issuance under this plan. As of July 3, 2010, 57,325 options were outstanding. The plan has terminated and no more options can be granted under this plan. Outstanding options expire five to ten years from the date of vesting.

In May 2010, the Company established a new Stock Incentive Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan was adopted by the Board of Directors in May 2010, and certain aspects are subject to approval by the shareholders at the 2010 Annual Meeting. The 2010 Incentive Plan provides for the granting of nonqualified stock options within the meaning of Section 422 Internal Revenue Code, as well as stock appreciation rights (SARs), restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock –based or cash-based awards. Stock appreciation rights may be settled in stock or cash. Because stock-based awards cannot be issued under the plan until it is approved by shareholders, the Company can only grant stock appreciation rights under the plan as cash-settled SARs. Once the plan has been approved by the shareholders, the Company can then convert the awards into stock-settled SARs at its discretion. Options and SARs under the plan become exercisable in full immediately prior to the occurrence of a “Change in Control” as defined in the plan documents. The 2010 Incentive Plan has a total of 1,200,000 shares authorized for grant. As of July 3, 2010, 555,000 SARs were outstanding. Outstanding options and SARs expire five to ten years from the date of vesting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company granted 555,000 cash-settled SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $5.89 and a grant date weighted average fair market value of $3.04 as of May 14, 2010. In addition to service conditions, these SARs contain a performance condition. The additional performance condition is based upon the achievement of Return on Invested Capital (ROIC) goals relative to a peer group. All awards with performance conditions are measured over the vesting period and are charged to compensation expense over the requisite service period based on the number of shares expected to vest. The SARs cliff vest over a three-year period from date of grant and expire in five years from date of grant. ASC 718 requires that the Company classify cash settled awards as liabilities in the Company’s Consolidated Balance Sheets and measure these awards at fair value at each reporting date until the award is ultimately settled (i.e. until the SAR is exercised or canceled). All changes in fair value are recorded in the Company’s Consolidated Statements of Income. As of July 3, 2010, approximately $57,000 related to cash settled awards was recorded as a liability in the Company’s Consolidated Balance Sheets with a related charge to compensation expense in the income statement.

The fair value for SARs was estimated using the Black-Scholes option valuation model with the following weighted average assumptions as of July 3, 2010:

Fiscal Year 2010
Expected dividend yield	0.00%
Risk-free interest rate	1.45%
Expected volatility	67.8%
Expected life	3.87 years
Fair value	$2.25

Stock-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which differ significantly from the SARs, as traded options have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. Changes in these assumptions can materially affect the fair value estimates.

The intrinsic value for options exercised in fiscal years 2010, 2009 and 2008 was $0.5 million, $0.1 million and $0.2 million, respectively.

As of July 3, 2010, total unrecognized compensation expense related to nonvested share-based compensation arrangements was approximately $1.2 million. This expense is expected to be recognized over a weighted-average period of 2.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes option activity of all plans from June 27, 2009 through July 3, 2010:

	Shares Available For Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance at June 27, 2009	68,500	784,827	21	$3.48	1.5
Options authorized
Options granted
Options canceled and expired	(68,500)	(262,917)
Options exercised	—	(198,416)

Balance at July 3, 2010	—	323,494	483	3.57	1.4

Exercisable at July 3, 2010		323,494	483	3.57	1.4

The following is a summary of plan activity:

	Price Range			Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2007	$1.15	to	$16.25	1,650,838	$4.08

Exercised during 2008	$1.20	to	$4.19	(103,263)	$2.45
Canceled	$2.75	to	$16.25	(279,200)	$6.96

Outstanding, June 28, 2008	$1.15	to	$6.50	1,268,375	$3.58

Exercised during 2009	$1.15	to	$2.09	(41,666)	$1.38
Canceled	$1.15	to	$6.50	(441,882)	$3.96

Outstanding June 27, 2009	$1.15	to	$6.50	784,827	$3.48

Exercised	$1.15	to	$4.81	(198,416)	$3.05
Canceled	$2.61	to	$5.89	(262,917)	$3.69

Outstanding, July 3, 2010	$1.15	to	$6.50	323,494	$3.57

Additional information regarding options outstanding as of July 3, 2010, is as follows:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs.)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$1.15 –$1.73	21,669	1.0	$1.17	21,669	$1.17
1.74 – 2.60	22,500	2.7	2.13	22,500	2.13
2.61 – 3.92	166,825	2.0	2.87	166,825	2.87
3.93 – 5.89	75,000	0.2	4.80	75,000	4.80
5.90 – 6.50	37,500	0.6	6.50	37,500	6.50

$1.15 to $6.50	323,494	1.4	$3.57	323,494	$3.57

The Company also has a defined contribution plan (401(k)) available to U.S. employees who have attained age 21. The Company contributes an amount equal to 100% of the employee’s contribution on the first 3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the employee’s compensation and an additional 50% of the employee’s contribution on the following 2% of the employee’s compensation. Company contributions to the plan were approximately $0.4 million in fiscal years 2010, 2009, and 2008, respectively.

8. COMMITMENTS AND CONTINGENCIES

Leases: The Company has operating leases for certain equipment and production facilities, which expire at various dates during the next ten years. As of July 3, 2010, the Company did not have any property and equipment financed under capital leases. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more at July 3, 2010, are summarized as follows (in thousands):

Fiscal Years Ending	Operating Leases
2011	$2,819
2012	1,251
2013	772
2014	763
2015	762
Thereafter	3,464

Total minimum lease payments	$9,831

Rental expense under operating leases was approximately $3.3 million, $3.4 million, and $3.7 million in fiscal years 2010, 2009, and 2008, respectively.

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

Components of the reserve for warranty costs during fiscal years 2010, 2009, and 2008 were as follows:

Balance at June 30, 2007	$40,000
Additions	196,200
Warranty costs incurred	(69,085)

Balance at June 28, 2008	167,115
Recovery related to current period sales	(92,500)
Warranty costs incurred	(49,722)

Balance at June 27, 2009	24,893
Additions	44,529
Warranty costs incurred	(44,959)

Balance at July 3, 2010	$24,463

Warranty expense for fiscal years 2010 and 2008 is related to workmanship claims on keyboards and certain EMS products. The recovery in fiscal year 2009 is related to the release of a warranty claim for a specific product that was identified in fiscal year 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation: The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.

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

9. GOODWILL

In accordance with ASC 350 Intangibles – Goodwill and Other, goodwill is not amortized, but must be analyzed for impairment at least annually. On December 27, 2008, the Company completed its annual impairment test. As the deteriorating global macroeconomic environment adversely affected the Company’s common stock price, the Company concluded that 100% of the goodwill was impaired due to the significant and sustained decline in the Company’s market capitalization to below the book value. The Company recorded an impairment charge of $765,000 during fiscal year 2009. As of July 3, 2010, and June 27, 2009, respectively, there was no goodwill recorded in the Company’s Consolidated Balance Sheet.

10. FAIR VALUE MEASUREMENTS

The Company has adopted ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and expands disclosures about fair value measurements. There are three levels of fair value hierarchy inputs used to value assets and liabilities which include: Level 1 – inputs are quoted market prices for identical assets or liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – inputs are unobservable inputs for the asset or liability.

The following table summarizes the Company’s financial assets and liabilities (only those required to be measured at fair value on a recurring basis) at fair value as of July 3, 2010 and June 27, 2009 (in thousands):

	July 3, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets
Foreign currency forward contracts	$—	$416	$—	$416
Financial Liabilities
Foreign currency forward contracts	$—	$(777)	$—	$(777)

Total	$—	$(361)	$—	$(361)

	June 27, 2009
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets
Foreign currency forward contracts	$—	$912	$—	$912

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with ASC 815, Derivatives and Hedging, the Company has expanded the quarterly and annual disclosures on its derivative instruments and hedging activities. The Company has entered into foreign currency forward contracts and those contracts are accounted for as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI) and is reclassified into earnings in the same period in which the underlying hedged transaction affects earnings. The derivative’s effectiveness represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.

The Company transacts business in Mexico and is subject to the risk of foreign currency exchange rate fluctuations. The Company enters into foreign currency forward contracts to manage the foreign currency fluctuations for Mexican peso denominated payroll, utility, tax, and accounts payable expenses. The foreign currency forward contracts have terms that are matched to the underlying transactions being hedged. As a result these transactions fully offset the hedged risk and no ineffectiveness has been recorded.

As of July 3, 2010, the Company had outstanding foreign currency forward contracts of $30.9 million. These contract maturity dates extend through June 27, 2012. As of July 3, 2010, the net amount of existing gains (losses) expected to be reclassified into earnings within the next 24 months was $(361,000). During the fiscal year ended July 3, 2010, the Company entered into $30.9 million of foreign currency forward contracts and settled $17.8 million of such contracts. During the fiscal year ended June 27, 2009 the Company entered into $26.6 million and settled $8.8 million of foreign currency forward contracts. There were no significant foreign currency forward contracts entered into during fiscal year 2008. Subsequent to July 3, 2010, the Company entered into an additional $3.9 million of foreign currency forward contracts that extended the hedge position through September 2012.

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of July 3, 2010 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	July 3 , 2010 Fair Value	June 27, 2009 Fair Value
Foreign currency forward contracts	Other current assets	$416	$912
Foreign currency forward contracts	Other long term liabilities	$(777)	$—

The following table summarizes the gain (loss) of derivative instruments on the Consolidated Statement of Operations for the fiscal year 2010 (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 27, 2009	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of July 3, 2010
Settled foreign currency forward contracts	$912	$912	$(1,824)	$—
Unsettled foreign currency forward contracts	—	(242)	—	(242)

Total	$912	$670	$(1,824)	$(242)

The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts are major banking institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote.

As of July 3, 2010, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. ENTERPRISE-WIDE DISCLOSURES

Products and Services

Of the revenues for the years ended July 3, 2010, June 27, 2009, and June 28, 2008, EMS sales were $195.1 million, $180.7 million, and $198.3 million, respectively. Keyboard sales for the years ended July 3, 2010, June 27, 2009, and June 28, 2008 were $4.5 million, $4.2 million, and $5.8 million, respectively.

Geographic Areas

Net sales and long-lived assets (property, plant, and equipment) by geographic area as of July 3, 2010, June 27, 2009, and June 28, 2008, respectively are summarized in the following table. Net sales set forth below are based on the shipping destination.

	Domestic (U.S.)	Foreign	Total
		(in thousands)
2010
Net sales	$163,915	$35,705	$199,620
Long-lived assets	$931	$12,967	$13,898
2009
Net sales	$164,032	$20,892	$184,924
Long-lived assets	$755	$10,444	$11,199
2008
Net sales	$192,748	$11,374	$204,122
Long-lived assets	$802	$9,996	$10,798

For the year ended July 3, 2010, 48.8% of the Company’s foreign net sales were to customers in Canada, 16.9% were to Australia, 13.9% were to China , and the remaining 20.4% were spread among customers in other parts of Europe and Asia.

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

Significant Customers

The percentage of net sales to and trade accounts receivables from significant customers were as follows:

	Percentage of Net Sales Fiscal Year			Percentage of Trade Accounts Receivable Fiscal Year
	2010	2009	2008	2010	2009
Customer A	18%	*	*	22%	14%
Customer B	12%	13%	18%	18%	*
Customer C	*	14%	15%	*	14%
Customer D	*	*	*	10%	*

*	Amount was less than 10% of total.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

13. QUARTERLY FINANCIAL DATA

(Unaudited)

	Year Ended July 3, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$41,309	$44,750	$51,697	$61,864
Gross profit	2,675	4,710	5,242	6,623
Income before income taxes	331	1,714	2,217	3,024
Net income	295	1,670	4,414	2,311
Earnings per common share-basic	$0.03	$0.17	$0.44	$0.23
Earnings per common share-diluted	$0.03	$0.17	$0.43	$0.22
Weighted average shares outstanding
Basic	10,066	10,087	10,126	10,219
Diluted	10,082	10,110	10,254	10,342

	Year Ended June 27, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$48,237	$46,990	$44,233	$45,464
Gross profit	3,407	3,816	3,312	2,645
Income before income taxes	462	223	308	200
Net income	408	106	262	287
Earnings per common share-basic	$0.04	$0.01	$0.03	$0.03
Earnings per common share-diluted	$0.04	$0.01	$0.03	$0.03
Weighted average shares outstanding
Basic	10,040	10,065	10,066	10,066
Diluted	10,212	10,073	10,066	10,074

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A (T): CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief

Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of July 3, 2010, the Company’s disclosure controls and procedures are effective based on that criteria.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of July 3, 2010. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of July 3, 2010, the Company’s internal control over financial reporting is effective based on that criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during our fourth fiscal quarter ended July 3, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

Item 9B:	OTHER INFORMATION

None

PART III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information on the nominees for election as Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

Executive Officers of the Registrant

This information is included in a separate item captioned “Executive Officers of the Registrant” in Item 1 of Part 1 of this report pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Compliance with Section 16(a) of the Exchange Act:

Incorporated by reference to Key Tronic Corporation’s 2010 Proxy Statement to Shareholders.

Code of Conduct

The Board of Directors has adopted a written Code of Conduct which applies to its directors and employees, including its executive officers. The Code of Conduct is available on the Company’s website at www.keytronic.com. The Company intends to disclose on its website any amendments to or waivers of the Code of Conduct.

Item 11:	EXECUTIVE COMPENSATION

Information appearing under the caption “Executive Compensation” in the Company’s 2010 Proxy Statement is incorporated herein by this reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of July 3, 2010.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	243,993	$3.87	—
Equity compensation plans not approved by security holders(1)	79,501	$2.67	—
Total	323,494	$3.57	—

(1)

Consists of the Key Tronic Corporation 2000 Employee Stock Option Plan. Not included are the 1,200,000 shares subject to the 2010 Plan, the issuance of which is subject to shareholder approval of the 2010 Plan at the Annual Meeting, or the cash-settled SARs issued under the 2010 Plan that may be settled in shares of Common Stock, subject to shareholder approval of the 2010 Plan. See “Proposal 3: Approval of the Key Tronic Corporation 2010 Incentive Plan” for further information about the 2010 Plan.

Information under the caption “Beneficial Ownership of Securities” in the Company’s 2010 Proxy Statement is incorporated herein by this reference.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under the caption “Related Person Transactions”, “Compensation Committee Interlocks and Insider Participation”, and “Directors’ Independence” in the Company’s 2010 Proxy Statement is incorporated herein by this reference.

Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Principal Accountant Fees and Services” in the Company’s 2010 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

Page in Form 10-K
FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	26
Consolidated Balance Sheets, as of July 3, 2010, and June 27, 2009	27
Consolidated Statements of Income for the years ended July 3, 2010, June 27, 2009, and June 28, 2008	28
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended July 3, 2010, June 27, 2009, and June 28, 2008	29
Consolidated Statements of Cash Flows for the years ended July 3, 2010, June 27, 2009, and June 28, 2008	30 - 31
Notes to Consolidated Financial Statements	32 - 46

2. SCHEDULES

II. Consolidated Valuation and Qualifying Accounts	53

Other schedules are omitted because of the absence of conditions under which they are required, or because required information is given in the financial statements or notes thereto.

3. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to the Exhibits to the Company’s form 10-K for the year ended June 30, 1986

3.2	Bylaws, as amended, incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 30, 1986

10.1*	Executive Stock Option Plan, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended June 30, 1986

10.2*	Amended and Restated 1990 Stock Option Plan for Non-Employee Directors, as amended, incorporated by reference to the Company’s 1997 Proxy Statement (dated October 10, 1997), pages 14-17

10.3*	1995 Executive Stock Option Plan, incorporated by reference to the Company’s 1995 Proxy Statement, pages 19-22

10.4*	2000 Employee Stock Option Plan, incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.5*	Officers’ Employment Contracts, incorporated by reference to the Company’s 1998 Proxy Statement, pages 10 and 11

10.6*	Employment Contract with Michael D. Chard, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended July 1, 2000

10.7*	Addenda to Officers’ Employment Contracts, incorporated by reference to Exhibits to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.8*	Description of Retention Bonus Plan, incorporated by reference to the Exhibits to the Company’s 10-Q for the quarter ended December 28, 2002

10.9*	Addenda to Officers’ Employment Contracts, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended June 29, 2002

10.10	Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended September 29, 2001

10.11	First and Second Amendments to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 29, 2002

10.12	Third Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended December 29, 2002

10.13	Fourth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 28, 2003

10.14	Fifth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended December 27, 2003

10.15	Sixth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended April 3, 2004

10.16	Seventh Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended July 3, 2004

10.17	Eighth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended July 3, 2004

10.18	Ninth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended October 2, 2004

10.19	Tenth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibit to the Company’s Form 8-K filed April 4, 2005

10.20	Promise to execute a Purchase and Sale Agreement with Key Safety Systems de Mexico, S.A. de C.V., incorporated by reference to the Exhibit to the Company’s

Form 8-K filed April 26, 2005

10.21	Summary of material terms and conditions of the Purchase and Sale Agreement with Key Safety Systems de Mexico, S.A. de C.V., incorporated by reference to the Exhibit to the Company’s Form 8-K filed June 6, 2005

10.22*	Summary of Key Tronic Corporation Incentive Compensation Plan, incorporated by reference to Exhibit 10.23* the Company’s Form 10-K for the year ended July 2, 2005

10.23*	Employment Contract between Key Tronic Corporation and George Robert Alford, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 26, 2006

10.24*	Summary of Incentive Compensation Plan Performance goals and Target Payments for fiscal year 2007, incorporated by reference to the Company’s Form 8-K filed July 28, 2006

10.25*	Summary of Fiscal Years 2007 – 2009 Long Term Incentive Plan Performance Measures and Awards, incorporated by reference to the Company’s From 8-K filed July 28, 2006

10.26*	Summary of Key Tronic Corporation Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 27, 2005

10.27	Twelfth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibit to the Company’s Form 8-K filed September 7, 2006

10.28	Summary of material terms and conditions of the Purchase and Sale Agreement with Todenko Mexico S.A. de C.V., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 12, 2006

10.29	Summary of material terms and conditions of the Purchase and Sale Agreement with Todenko Mexico S.A. de C.V., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 20, 2006

10.30	Summary of material terms and conditions of the Sale and Purchase Agreement with Adevco Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 5, 2007

10.31	Summary of Second Amendment to Agreement of Sale and Purchase Agreement with Adevco Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 11, 2007

10.32*	Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2008 and Fiscal Years 2008-2010 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 27, 2007

10.33*	Summary of Incentive Compensation Plan Performance Goals and Target payments for Fiscal Year 2009 and Fiscal Years 2009 – 2011 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 24, 2008

10.34*	Summary of Incentive Compensation Plan Performance Goals and Target payments for Fiscal Year 2010 and Fiscal Years 2010 – 2012 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 23, 2009

10.35	Financing Agreement with Wells Fargo Bank, N.A., incorporated by reference to the

Exhibits to the Company’s Form 8-K filed on August 24, 2009

10.36*	2010 Incentive Plan, submitted here with the Company’s Form 10-K for the year ended July 3, 2010

10.37*	Employment Contract with Douglas G. Burkhardt, submitted here with the Company’s Form 10-K for the year ended July 3,2010

10.38	Summary of material terms and conditions of the Purchase and Sale Agreement with Autopartes Y Arneses de Mexico S.A. de C.V., submitted here with the Company’s Form 10-K for the year ended July 3,2010

21.	Subsidiaries of Registrant, submitted herewith

23.1	Consent of Independent Registered Public Accounting Firm, submitted herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, submitted herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, submitted herewith

32.1	Section 1350 Certification of Chief Executive Officer, submitted herewith

32.2	Section 1350 Certification of Chief Financial Officer, submitted herewith

*	Management contract or compensatory plan or arrangement

PART IV

SCHEDULE II

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

FISCAL YEARS ENDED JULY 3, 2010, JUNE 27, 2009, AND

JUNE 28, 2008

	2010	2009	2008
		(in thousands)
Allowance for Obsolete Inventory
Balance at beginning of year	$409	$236	$211
Provisions	2,182	303	159
Dispositions	(1,288)	(130)	(134)

Balance at end of year	$1,303	$409	$236

Allowance for Doubtful Accounts
Balance at beginning of year	$111	$110	$20
Provisions	—	604	122
Write-offs	—	(603)	(32)

Balance at end of year	$111	$111	$110

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 13, 2010

KEY TRONIC CORPORATION

By:	/S/ CRAIG D. GATES
Craig D. Gates,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ CRAIG D. GATES	September 13, 2010
Craig D. Gates	Date
Director and President and Chief Executive Officer
(Principal Executive Officer)

/S/ RONALD F. KLAWITTER	September 13, 2010
Ronald F. Klawitter	Date
Director and Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/S/ BRETT R. LARSEN	September 13, 2010
Brett R. Larsen	Date
Vice President of Finance and Controller
(Principal Accounting Officer)

/S/ JAMES R. BEAN	September 13, 2010
James R. Bean,	Date
Director

/S/ DALE F. PILZ	September 13, 2010
Dale F. Pilz,	Date
Director and Chairman of the Board

/S/ YACOV A. SHAMASH	September 13, 2010
Yacov A. Shamash,	Date
Director

/S/ PATRICK SWEENEY	September 13, 2010
Patrick Sweeney,	Date
Director