Form 10-Q
period 2010-10-02
KEY TRONIC CORP
filed 2010-11-12
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED OCTOBER 2, 2010

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

As of October 29, 2010, 10,348,523 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

*	Items are not applicable

“We”, “us”, “our”, “Company”, “KeyTronicEMS” and “KeyTronic”, unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 2, 2010	July 3, 2010
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,422	$770
Trade receivables, net allowance for doubtful accounts of $111 and $111	35,053	34,617
Inventories	45,807	39,775

Deferred income tax asset	3,832	4,420
Other	5,051	3,115

Total current assets	91,165	82,697

Property, plant and equipment - net	14,956	13,898

Other assets:
Deferred income tax asset	4,137	4,394
Other	694	653

Total other assets	4,831	5,047

Total assets	$110,952	$101,642

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$28,041	$29,158
Accrued compensation and vacation	3,853	5,097
Current portion of other long-term obligations	92	146
Other	4,024	3,588

Total current liabilities	36,010	37,989

Long-term liabilities:
Revolving loan	11,051	1,554
Other long-term obligations	1,758	2,682

Total long-term liabilities	12,809	4,236

Total liabilities	48,819	42,225

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, no par value - shares authorized 25,000; issued and outstanding 10,330 and 10,264 shares, respectively	40,427	40,126
Retained earnings	21,275	19,533
Accumulated other comprehensive income (loss)	431	(242)

Total shareholders’ equity	62,133	59,417

Total liabilities and shareholders’ equity	$110,952	$101,642

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	October 2, 2010	September 26, 2009
	(in thousands, except per share amounts)
Net sales	$63,340	$41,309
Cost of sales	57,370	38,634

Gross profit on sales	5,970	2,675

Operating expenses:
Research, development and engineering	914	562
Selling, general and administrative	2,432	1,736

Total operating expenses	3,346	2,298

Operating income	2,624	377

Interest expense	72	46

Income before income tax provision	2,552	331

Income tax provision	810	36

Net income	$1,742	$295

Earnings per share – basic	$0.17	$0.03
Weighted average shares outstanding - basic	10,296	10,066
Earnings per share – diluted	$0.17	$0.03
Weighted average shares outstanding - diluted	10,403	10,082

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	October 2, 2010	September 26, 2009
	(in thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$1,742	$295

Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	532	404
Accretion of deferred gain on sale of building	(19)	(19)
Provision for obsolete inventory	80	—
Provision for (recovery of) warranty	31	(5)
(Gain) loss on disposal of assets	(13)	1
Share-based compensation expense	142	—
Deferred income taxes	494	—
Changes in operating assets and liabilities:
Trade receivables	(436)	(409)
Inventories	(6,112)	2,190
Other assets	(928)	(95)
Accounts payable	(1,117)	1,492
Accrued compensation and vacation	(1,244)	(374)
Other liabilities	(696)	371

Cash (used in) provided by operating activities	(7,544)	3,851

Cash flows from investing activities:
Purchase of property and equipment	(1,566)	(340)
Proceeds from sale of fixed assets	14	—

Cash used in investing activities	(1,552)	(340)

Cash flows from financing activities:
Payment of financing costs	(50)	(50)
Repayment of long term debt	—	(74)
Decrease in restricted cash	—	124
Borrowings under revolving credit agreement	35,011	9,763
Repayment of revolving credit agreement	(25,514)	(12,175)
Proceeds from exercise of stock options	301	4

Cash provided by (used in) financing activities	9,748	(2,408)

Net increase in cash and cash equivalents	652	1,103
Cash and cash equivalents, beginning of period	770	729

Cash and cash equivalents, end of period	$1,422	$1,832

Supplemental cash flow information:
Interest payments	$74	$62
Income tax payments, net of refunds	$199	$36

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010.

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarters ended October 2, 2010 and September 26, 2009 were 13 week periods. Fiscal year 2011 will end on July 2, 2011 which is a 52 week year, whereas fiscal year 2010 which ended on July 3, 2010, was a 53 week year.

2. Significant Accounting Policies

Other Comprehensive Income

	Three Months Ended
	October 2, 2010	September 26, 2009
	(in thousands)
Net income	$1,742	$295

Other comprehensive income (loss):
Unrealized gain (loss) on foreign exchange contracts	673	(336)

Comprehensive income (loss)	$2,415	$(41)

Other comprehensive income for the three months ended October 2, 2010 is reflected net of tax $351,000.

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

Fair Value of Financial Instruments

The carrying values of financial instruments reflected on the balance sheets at October 2, 2010 and July 3, 2010, reasonably approximate their fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is estimated to be $11.1 million and $1.6 million, respectively, as of October 2, 2010 and July 3, 2010, which approximates the carrying values.

Share-based Compensation

The Company’s incentive plan provides for equity and liability awards to employees and non-employee directors in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock –based or cash-based awards. Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period, and is recorded as employee compensation expense in cost of goods sold and selling general and administrative expenses. Share-based compensation is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations.

Total share-based compensation expense recognized from stock appreciation rights (SARs) during the three months ended October 2, 2010 and September 26, 2009 was as follows (in thousands):

	Three Months Ended
	October 2, 2010	September 26, 2009
Stock Appreciation Rights	$142	$—

On October 21, 2010, the Company obtained shareholder approval of the 2010 Incentive Plan at the Annual Shareholder Meeting. As a result, the Company made a decision to modify the SARs granted during the fourth quarter of fiscal 2010 by replacing the cash-settlement feature with a net-share-settlement feature. As a result of this modification the awards will be accounted for as equity awards effective October 21, 2010. As of October 2, 2010 the liability recorded for these awards was approximately $0.2 million and total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $1.3 million. This expense is expected to be recognized over a weighted average period of 2.61 years.

Options to purchase 65,799 and 3,333 shares of our common stock were exercised during the three months ended October 2, 2010 and September 26, 2009, respectively, with an immaterial amount of intrinsic value for both periods presented.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements. This ASU updates guidance related to fair value measurements and disclosures, and requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of the updated guidance to have a material impact on its results of operations or financial position.

3. Inventories

The components of inventories consist of the following (in thousands):

	October 2, 2010	July 3, 2010
Finished goods	$6,725	$4,492
Work-in-process	4,518	4,095
Raw materials and supplies	34,564	31,188

	$45,807	$39,775

4. Long-Term Debt

On August 19, 2009, the Company entered into a credit agreement with Wells Fargo Bank, N.A. providing for a revolving line of credit facility for up to $20 million. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the JP Morgan Chase prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The line of credit is secured by substantially all of the assets of the Company.

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

As of October 2, 2010, the Company had availability to borrow an additional $8.9 million under the Wells Fargo line of credit. The outstanding balance under the credit facility was $11.1 million as of October 2, 2010 and the rate of interest being paid on the outstanding balance was 3.25%. There was no outstanding balance under the credit facility as of September 26, 2009.

Subsequent to the quarter ended October 2, 2010, the Company amended its existing credit agreement with Wells Fargo Bank, N.A. The new amendment increases the revolving line of credit to $30 million and extends the term of the credit agreement to October 15, 2013.

5. Income Taxes

The Company had domestic income tax loss carryforwards (NOLs) of approximately $25.1 million at July 3, 2010. In accordance with ASC 740, management assessed the Company’s recent operating levels and estimated future taxable income and determined there was not a need for a valuation allowance. A valuation allowance against deferred tax assets is required if it is more likely than not that some of the deferred tax assets will not be realized. Management determined during fiscal year 2010 that based on the Company’s increased profitability and estimated repatriation from foreign subsidiaries that it was likely that the NOLs will be fully utilized prior to their expiration.

Management expects to repatriate a portion of its foreign undistributed earnings based on increased sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company expects to repatriate approximately $14.5 million in the future. As such, as earnings are recognized in the United States, the Company would be subject to U.S. federal income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax have been recorded as part of deferred taxes as of October 2, 2010. All other unremitted foreign earnings are expected to remain permanently reinvested in planned fixed assets purchases in foreign locations.

The Company has wholly owned foreign subsidiaries in Mexico that apply certain tax credits related to production assets that currently offset all of the income tax liabilities under general Mexican income tax law. However, the Company is subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The Company anticipates that it will be taxable under IETU for the foreseeable future based on projected assets used in its operations. The effect of IETU and an associated presidential decree has been included in the effective tax rate as of October 2, 2010.

The Company is required to pay taxes in China on its statutory foreign profits. Its subsidiary in China did not have statutory profits during the quarter ended October 2, 2010. The Company has a full valuation allowance on its Chinese tax net operating loss carryforwards until a consistent statutory profit can be maintained and it becomes likely that they will be utilized before expiration.

The Company’s effective tax rate differs from the federal tax rate as follows (in thousands):

	October 2, 2010	September 26, 2009
Federal income tax expense at statutory rate	$868	$113
Effect of foreign vs. domestic taxes	(39)	(13)
Change in valuation allowance	61	(37)
Other	(80)	(27)

Income tax provision	$810	$36

FASB ASC Topic 740, Accounting for Income Taxes, requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. The Company has not recorded any income tax expense or benefit for uncertain tax positions and does not anticipate any adjustments over the next 12 months.

6. Earnings Per Share

Basic earnings per share (EPS) is calculated by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by including both the weighted-average number of shares outstanding and any dilutive common share equivalents in the denominator. The following table presents a reconciliation of the denominator and the number of antidilutive common share options that were not included in the diluted earnings per share calculation. These antidilutive securities occur when options outstanding have an option price greater than the average market price for the period:

	Three Months Ended
	(in thousands, except per share information)
	October 2, 2010	September 26, 2009
Net income	$1,742	$295
Weighted average shares outstanding - basic	10,296	10,066
Effect of dilutive common stock options	107	16

Weighted average shares outstanding - diluted	10,403	10,082

Earnings per share - basic	$0.17	$0.03
Earnings per share - diluted	$0.17	$0.03

Antidilutive options not included in diluted earnings per share	19	506

7. Commitments and Contingencies

Purchase Commitments

The Company had no material firm commitments to contractors and suppliers for capital expenditures at October 2, 2010. The Company still has an option to purchase a manufacturing facility in Juarez, Mexico that expires January 1, 2011.

Leases

The Company leases certain facilities, equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates over the next ten years.

Warranties

The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $35,000 and $25,000 as of October 2, 2010 and July 3, 2010, respectively.

8. Fair Value Measurements

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

The following table summarizes the Company’s financial assets and liabilities (only those required to be measured at fair value on a recurring basis) at fair value as of October 2, 2010 and July 3, 2010 (in thousands):

	October 2, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$663	$—	$663

	July 3, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$416	$—	$416
Financial Liabilities:
Foreign currency forward contracts	$—	$(777)	$—	$(777)

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

9. Derivative Financial Instruments

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

The Company transacts business in Mexico and is subject to the risk of foreign currency exchange rate fluctuations. The Company enters into foreign currency forward contracts to manage the foreign currency fluctuations for Mexican peso denominated payroll, utility, tax, and accounts payable expenses. The foreign currency forward contracts have terms that did not have any ineffectiveness to the underlying transactions being hedged.

As of October 2, 2010, the Company had outstanding foreign currency forward contracts with a total notional amount of $30.8 million. These contract maturity dates extend through September 2012. The Company entered into foreign currency forward contracts of $3.9 million and settled $4.0 million of such contracts during the three months ended October 2, 2010. The Company entered into foreign currency forward contracts of $4.0 million and settled $4.5 million of such contracts during the three months ended September 26, 2009. Subsequent to October, 2 2010, the Company entered into an additional $2.9 million foreign currency forward contracts that extended the hedge position through November 2012.

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of October 2, 2010 and July 3, 2010 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	October 2, 2010 Fair Value	July 3, 2010 Fair Value
Foreign currency forward contracts	Other current assets	$569	$416
Foreign currency forward contracts	Other long-term assets	$94	$—
Foreign currency forward contracts	Other long-term liabilities	$—	$(777)

The following table summarizes the gain (loss) on derivative instruments on the Consolidated Statements of Income for the three months ended October 2, 2010 (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of July 3, 2010	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of October 2, 2010
Settled foreign currency forward contracts for the three months ended October 2, 2010	$149	$127	$(276)	$—
Unsettled foreign currency forward contracts	(391)	822	—	431

Total	$(242)	$949	$(276)	$431

The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts are major banking institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote. As of October 2, 2010, the net amount of existing gains expected to be reclassified into earnings within the next 12 months is approximately $370,000.

As of October 2, 2010, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

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

Overview

KeyTronicEMS is a leader in electronic manufacturing services and solutions to original equipment manufacturers of a broad range of products. We provide engineering services, worldwide procurement and distribution, materials management, world-class manufacturing and assembly services, in-house testing, and expertise in providing customer service. Our international production capability provides our customers with benefits of improved supply-chain management, reduced inventories, lower transportation costs, and reduced product fulfillment time. We continue to make investments in all of our operating facilities to give us the production capacity and logistical advantages to continue to win new business. The following information should be read in conjunction with the consolidated financial statements included herein and with Item 1A, Risk Factors.

Our mission is to provide our customers with superior manufacturing and engineering services at the lowest total cost for the highest quality products, and create long-term mutually beneficial business relationships.

Executive Summary

Our net sales of $63.3 million for the three months ended October 2, 2010 increased by 53.3 percent as compared to net sales of $41.3 million for the three months ended September 26, 2009. The increase in net sales was primarily driven by an increase in revenues related to new programs for both new and longstanding customers and to a lesser extent a net improvement related to increased demand from current customer programs. In addition, net sales were negatively impacted by industry-wide shortages in the global supply chain. We believe that we are well positioned in the EMS industry to win new business in coming periods and profitably grow our revenue as the economy recovers.

The concentration of our largest customers decreased during the first quarter of fiscal year 2011 with the top five customers’ sales decreasing to 58.7 percent of total sales in the first three months of fiscal 2011 from 60.0 percent in same period of the prior year. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, and computer accessories. The total number of our customers continued to increase during the first quarter of fiscal year 2011.

Gross profit as a percent of sales was 9.4 percent for the three months ended October 2, 2010 as compared to 6.5 percent for same three month period of the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to higher sales, increased leverage of certain overhead costs, partially offset by an increase in material costs.

Operating income as a percentage of sales for the three months ended October 2, 2010 was 4.1 percent compared to 0.9 percent for the three months ended September 26, 2009. The increase in operating income as a percentage of sales was due to an improved gross margin, combined with our continued success in controlling operating expenses as selling general and administrative expenses decreased approximately 0.4 percentage points as a percent of net sales when compared to the first quarter of fiscal 2010.

Net income for the three months ended October 2, 2010 was $1.7 million or $0.17 per diluted share, up from $0.3 million or $0.03 per diluted share for the three months ended September 26, 2009. The increase in net income for three months ended October 2, 2010 as compared to the same period in fiscal year 2010 was primarily due to an approximate 2.9 percentage point improvement in our gross margin, primarily resulting from a 53.3 percent increase in net sales.

We maintain a strong balance sheet with a current ratio of 2.53 and a long-term debt to equity ratio of 0.18. Total cash used in operating activities as defined on our cash flow statement was $7.5 million during the three months ended October 2, 2010. We maintain sufficient liquidity for our expected future operations and had $11.1 million in borrowings on our $20.0 million revolving line of credit with Wells Fargo, N.A. of which $8.9 million remained available at October 2, 2010. Subsequent to the quarter ended October 2, 2010 we increased our revolving line of credit with Wells Fargo to $30 million. We believe cash flow generated from operations, our borrowing capacity, and equipment lease financing should provide adequate capital for planned growth over the long term.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on historical results as well as future expectations. Actual results could vary from our estimates and assumptions.

The accounting policies and estimates listed below are those that we believe are the most critical to our consolidated financial condition and results of operations. They are also the accounting policies that typically require our most difficult, subjective and complex judgments and estimates, often for matters that are inherently uncertain. Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended July 3, 2010, for further details.

•	Inactive, Obsolete, and Surplus Inventory Reserve

•	Allowance for Doubtful Accounts

•	Accrued Warranty

•	Income Taxes

•	Stock-Based Compensation

•	Impairment of Long-Lived Assets

•	Derivatives and Hedging Activity

RESULTS OF OPERATIONS

Comparison of the Three Months Ended October 2, 2010 with the Three Months Ended September 26, 2009

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.

The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended October 2, 2010 as compared to the three months ended September 26, 2009. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	October 2,	% of	September 26,	% of
	2010	net sales	2009	net sales	$ change	% change
Net sales	$63,340	100.0%	$41,309	100.0%	$22,031	53.3%
Cost of sales	57,370	90.6	38,634	93.5	18,736	48.5

Gross profit	5,970	9.4	2,675	6.5	3,295	123.2
Operating expenses:
Research, development and engineering	914	1.5	562	1.4	352	62.6
Selling, general and administrative	2,432	3.8	1,736	4.2	696	40.1

Total operating expenses	3,346	5.3	2,298	5.6	1,048	45.6

Operating income	2,624	4.1	377	0.9	2,247	596.0
Interest expense, net	72	0.1	46	0.1	26	56.5

Income before income taxes	2,552	4.0	331	0.8	2,221	671.0
Income tax provision	810	1.3	36	0.1	774	2,150.0

Net income	$1,742	2.7%	$295	0.7	$1,447	490.5%

Effective income tax rate	31.7%		10.9%

Net Sales

The increase in net sales was primarily driven by an approximate $17.2 million increase in revenues related to new programs for both new and longstanding customers and to a lesser extent a $4.8 million net improvement related to increased demand from current customer programs.

In the first quarter of fiscal 2011, we continued to ramp up our new customer programs and further diversified our customer portfolio across a wide range of industries. Despite the macroeconomic uncertainty, we remain strongly positioned to win new business and currently expect to see growth in the second half of our fiscal year, driven by increased production levels of new programs for both new and longstanding customers. Sales in the second quarter of fiscal year 2011 are expected to be in the range of $61 million to $64 million and net sales for the full year are expected to be in the range of $270 million to $280 million. Future results will depend on actual levels of customers’ orders, the timing of the start up of production of new product programs and the impact of the industry-wide shortages in the global supply chain. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

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

Gross Profit

Gross profit as a percentage of sales for the first quarter of fiscal year 2011 was 9.4 percent compared to 6.5 percent for the first quarter of fiscal year 2010. This 2.9 percentage point increase is primarily related to a 9.6 percentage point improvement in leveraging of certain overhead costs, partially offset a 6.2 percentage point decline in gross profit as a percentage of net sales in material costs resulting from higher material content in certain new product offering and a 0.5 percentage point decline related to other cost of sales. The level of gross margin is impacted by facility utilization, product mix, timing of the start up of new programs, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded an $80,000 provision for obsolete inventory for the first three months of fiscal year 2011. We did not record a provision for the first three months of fiscal year 2010. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses

Total selling general and administrative (SG&A) expenses were $2.4 million and $1.7 million during the first quarters of fiscal years 2011 and 2010, respectively. This $0.7 million increase in SG&A during the first quarter of fiscal year 2011 as compared with the first quarter of fiscal 2010 is primarily related to a $0.4 million increase in incentive compensation, a $0.2 million increase is professional fees, and a $0.1 million increase in labor costs.

Total research, development, and engineering (RD&E) expenses were $0.9 million and $0.6 million during the first quarters of fiscal years 2011 and 2010, respectively. This $0.3 million increase is primarily related to $0.2 million and $0.1 million increases in labor costs and incentive compensation costs, respectively.

Total operating expenses were $3.3 million in the first quarter of fiscal year 2011 and $2.3 million in the first quarter of fiscal year 2010. The difference is mainly attributable to the increases in SG&A expenses and RD&E expenses discussed above. Operating expenses as a percentage of sales decreased to 5.3 percent in the first quarter of fiscal year 2011 from 5.6 percent in the first quarter of fiscal year 2010.

Interest

Interest expense increased to $72,000 in the first quarter of fiscal year 2011 from $46,000 in the first quarter of fiscal year 2010. The increases in interest expense in the first quarter of fiscal year 2011 compared to the same period of fiscal year 2010 is due to an increase in the average outstanding revolving credit facility balance.

Income Taxes

The effective tax rate for the first quarter of fiscal year 2011 was 31.7 percent compared to 10.9 percent for the same period in fiscal 2010. The increased effective tax rate is primarily attributable to the release of the valuation allowance during the fiscal year ended July 3, 2010. Accordingly, the effective tax rate for the first quarter of fiscal 2011 is a function of the statutory domestic tax rate of 34 percent offset by lower effective tax rates in foreign jurisdictions. The effective tax rate for the same fiscal period in 2010 was primarily related only to earnings of foreign subsidiaries since there was a valuation allowance related to the domestic operations.

Due to increased profitability, revenue growth, and new customer programs, during the fiscal year ended July 3, 2010, we determined that a valuation allowance against our domestic NOLs was no longer required. We anticipate that we will fully utilize our domestic NOLs prior to their expiration. In addition, we reviewed our requirements for liquidity domestically to fund our revenue growth and to look for potential future acquisitions. We have changed our previous assessments of being indefinitely reinvested and now anticipate repatriating a portion of our unremitted foreign earnings. The associated taxes and potential foreign tax credits are included in the income tax benefit that was realized during fiscal year 2010. For further information on taxes see footnote 5 of the “Notes to Consolidated Financial Statements”.

Our judgments regarding deferred tax assets and liabilities may change due to changes in market conditions, changes in tax laws or other factors. If assumptions and estimates change in the future the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional deferred income tax expense or benefit in subsequent periods.

Backlog

On October 2, 2010, we had an order backlog of approximately $52.4 million. This compares with a backlog of approximately $27.1 million on September 26, 2009. The increase in backlog at October 2, 2010, when compared to September 26, 2009, reflects an increase in expected revenue during the remainder of fiscal year 2011. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Net cash used in operating activities for the three months ended October 2, 2010 was $7.5 million, compared to net cash provided by operating activities of $3.9 during the same period of the prior fiscal year.

On a comparative year-to year basis, the $11.4 million decrease in cash flows provided by operating activities during the three months ended October 2, 2010 as compared with the three months ended September 26, 2009 resulted primarily from a $6.0 million increase in inventory and a $1.1 million decreases in accounts payable during the three months ended October 2, 2010. Whereas during the three months ended September 26, 2009 inventory decreased

$2.2 million and accounts payable increased $1.5 million. The increase in inventory during the three months ended October 2, 2010 was attributable to our anticipated growth in production levels for a number of new programs and orders we could not ship due to the industry wide electronic components supply constraints. The decrease in inventory during the three months ended September 26, 2009 was attributable to a reduction of finished goods. The decrease in accounts payable during the three months ended October 2, 2010 was primarily driven by the timing of purchases and cash payments. The increase in accounts payable during the three months ended September 26, 2009 was also primarily driven by the timing of purchases and cash payments. Accounts payable fluctuates with changes in inventory levels and negotiated supplier terms. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change the amount of inventory may also fluctuate

Investing Cash Flow

During the first three months of fiscal year 2011, we spent $1.6 million for capital additions compared to $340,000 in the same period of the previous fiscal year. Our capital expenditures primarily consist of purchases of manufacturing equipment to support our production facilities and to a lesser extent leasehold improvements to corporate headquarters. We also use leases to acquire equipment. Operating leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.

Financing Cash Flow

Our primary financing activity during the first three months of fiscal years 2011 and 2010 was borrowing and repayment under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $20 million, subject to availability. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the JP Morgan Chase prime rate, daily one month LIBOR plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of our trailing four quarters EBITDA.

As of October 2, 2010, we were in compliance with our loan covenants and approximately $8.9 million was available under the revolving line of credit facility.

Subsequent to October 2, 2010 we amended our existing credit agreement with Wells Fargo Bank, N.A., whereby, the revolving line of credit was increased to $30 million and the term of the credit agreement was extended to October 15, 2013.

Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future.

Contractual Obligations

We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended July 3, 2010. There have been no other material changes in contractual obligations outside the ordinary course of business since July 3, 2010.

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

Managing Growth

Our business is experiencing rapid growth which can place considerable additional demands upon our management team and our operational, financial and management information systems. Our ability to manage growth effectively requires us to continue to implement and improve these systems; avoid cost overruns; maintain customer, supplier and other favorable business relationships during possible transition periods; continue to develop the management skills of our managers and supervisors; and continue to train, motivate and manage our employees. Our failure to effectively manage growth could have a material adverse effect on our results of operations.

Manufacturing Process

We manufacture and design products to our customers’ specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the Food and Drug Administration and non-U.S. counterparts of this agency. In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us or expose us to liability to pay for the recall of a product. Even if our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility is secured by substantially all of our assets. The interest rates applicable to our revolving credit facility fluctuate with the JP Morgan Chase Bank prime rate and LIBOR rates. There was outstanding $11.1 million in borrowings under our revolving credit facility as of October 2, 2010, and the rate of interest being paid on the outstanding balance was 3.25%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility.

Foreign Currency Exchange Risk

A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $30.8 million of foreign currency forward contracts as of October 2, 2010. The fair value of these contracts was $663,000. See Note 9 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of October 2, 2010, the Company’s disclosure controls and procedures are effective based on that criteria.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during our first quarter ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Item 4.	Removed and Reserved

Item 6.	Exhibits

(31.1)	Certification of Chief Executive Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

(31.2)	Certification of Chief Financial Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

(32.1)	Certification of Chief Executive Officer (18 U.S.C. 1350)

(32.2)	Certification of Chief Financial Officer (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date: November 12, 2010
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RONALD F. KLAWITTER
Ronald F. Klawitter	Date: November 12, 2010
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)