Form 10-Q
period 2011-01-01
KEY TRONIC CORP
filed 2011-02-11
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JANUARY 1, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD FROM TO .

Commission File Number 0-11559

KEY TRONIC CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-0849125
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

As of January 29, 2011, 10,348,523 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

*	Items are not applicable

“We”, “us”, “our”, “Company”, “KeyTronicEMS” and “KeyTronic”, unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 1, 2011	July 3, 2010
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,637	$770
Trade receivables, net allowance for doubtful accounts of $126 and $111	37,754	34,617
Inventories	46,588	39,775
Deferred income tax asset	3,748	4,420
Other	6,221	3,115

Total current assets	95,948	82,697

Property, plant and equipment - net	14,967	13,898

Other assets:
Deferred income tax asset	4,356	4,394
Other	993	653

Total other assets	5,349	5,047

Total assets	$116,264	$101,642

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$25,010	$29,158
Accrued compensation and vacation	4,117	5,097
Current portion of other long-term obligations	72	146
Other	2,599	3,588

Total current liabilities	31,798	37,989

Long-term liabilities:
Revolving loan	17,781	1,554
Other long-term obligations	1,830	2,682

Total long-term liabilities	19,611	4,236

Total liabilities	51,409	42,225

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, no par value (in thousands) - shares authorized 25,000; issued and outstanding 10,349 and 10,264 shares, respectively	41,006	40,126
Retained earnings	23,008	19,533
Accumulated other comprehensive income (loss)	841	(242)

Total shareholders’ equity	64,855	59,417

Total liabilities and shareholders’ equity	$116,264	$101,642

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	January 1, 2011	December 26, 2009
	(in thousands, except per share amounts)
Net sales	$61,038	$44,750
Cost of sales	55,592	40,040

Gross profit on sales	5,446	4,710

Operating expenses:
Research, development and engineering	961	704
Selling, general and administrative	2,770	2,273

Total operating expenses	3,731	2,977

Operating income	1,715	1,733

Interest expense	75	19

Income before income tax (benefit) provision	1,640	1,714

Income tax (benefit) provision	(93)	44

Net income	$1,733	$1,670

Earnings per share – basic	$0.17	$0.17
Weighted average shares outstanding - basic	10,345	10,087
Earnings per share – diluted	$0.17	$0.17
Weighted average shares outstanding - diluted	10,448	10,110

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended
	January 1, 2011	December 26, 2009
	(in thousands, except per share amounts)
Net sales	$124,378	$86,059
Cost of sales	112,962	78,674

Gross profit on sales	11,416	7,385

Operating expenses:
Research, development and engineering	1,875	1,267
Selling, general and administrative	5,202	4,009

Total operating expenses	7,077	5,276

Operating income	4,339	2,109

Interest expense	147	64

Income before income tax provision	4,192	2,045

Income tax provision	717	80

Net income	$3,475	$1,965

Earnings per share – basic	$0.34	$0.19
Weighted average shares outstanding - basic	10,321	10,076
Earnings per share – diluted	$0.33	$0.19
Weighted average shares outstanding - diluted	10,420	10,094

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	January 1, 2011	December 26, 2009
	(in thousands)
Cash flows from operating activities:
Net income	$3,475	$1,965

Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	1,082	819
Accretion of deferred gain on sale of building	(39)	(39)
Provision for obsolete inventory	152	1,425
Provision for warranty	75	16
Provision for doubtful accounts	15	—

(Gain) loss on disposal of assets	(13)	9
Share-based compensation expense	256	—
Deferred income taxes	621	—
Changes in operating assets and liabilities:
Trade receivables	(3,152)	(1,330)
Inventories	(6,965)	1,960
Other assets	(2,683)	(310)
Accounts payable	(4,148)	4,588
Accrued compensation and vacation	(980)	447
Other liabilities	(711)	523

Cash (used in) provided by operating activities	(13,015)	10,073

Cash flows from investing activities:
Purchase of property and equipment	(2,772)	(1,170)
Proceeds from sale of fixed assets	15	—
Proceeds from life insurance	113	—

Cash used in investing activities	(2,644)	(1,170)

Cash flows from financing activities:
Payment of financing costs	(50)	(50)
Repayment of long term debt	—	(114)
Decrease in restricted cash	—	124
Borrowings under revolving credit agreement	60,779	9,763
Repayment of revolving credit agreement	(44,552)	(12,175)
Proceeds from exercise of stock options	349	37

Cash provided by (used in) financing activities	16,526	(2,415)

Net increase in cash and cash equivalents	867	6,488
Cash and cash equivalents, beginning of period	770	729

Cash and cash equivalents, end of period	$1,637	$7,217

Supplemental cash flow information:
Interest payments	$227	$82
Income tax payments, net of refunds	$276	$64

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

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three and six month periods ended January 1, 2011 and December 26, 2009 were 13 week and 26 week periods, respectively. Fiscal year 2011 will end on July 2, 2011 which is a 52 week year, whereas fiscal year 2010 which ended on July 3, 2010, was a 53 week year.

2. Significant Accounting Policies

Other Comprehensive Income

	Three Months Ended
	January 1, 2011	December 26, 2009
	(in thousands)
Net income	$1,733	$1,670

Other comprehensive income:
Unrealized gain on foreign exchange contracts	410	776

Comprehensive income	$2,143	$2,446

	Six Months Ended
	January 1, 2011	December 26, 2009
	(in thousands)
Net income	$3,475	$1,965

Other comprehensive income:
Unrealized gain on foreign exchange contracts	1,083	507

Comprehensive income	$4,558	$2,472

Other comprehensive income for the three and six months ended January 1, 2011 is reflected net of tax of approximately $221,000 and $572,000, respectively.

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

Fair Value of Financial Instruments

The carrying values of financial instruments reflected on the balance sheets at January 1, 2011 and July 3, 2010, reasonably approximate their fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is estimated to be $17.8 million and $1.6 million, respectively, as of January 1, 2011 and July 3, 2010, which approximates the carrying values.

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

Total share-based compensation expense recognized during the three and six months ended January 1, 2011 and December 26, 2009 was as follows (in thousands):

	Three Months Ended
	January 1, 2011	December 26, 2009
Stock Appreciation Rights	$114	$—

	Six Months Ended
	January 1, 2011	December 26, 2009
Stock Appreciation Rights	$256	$—

On October 21, 2010, the Company obtained shareholder approval of the 2010 Incentive Plan at the Annual Shareholder Meeting. As a result, the Company made a decision to amend the remaining 522,000 SARs granted during the fourth quarter of fiscal 2010 by replacing the cash-settlement feature with a net-share-settlement feature. As a result of the change the awards were reclassified from liability awards to equity awards effective October 21, 2010 at a weighted average fair value of $2.89. No incremental compensation cost resulted from the change. As of January 1, 2011 total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $1.2 million. This expense is expected to be recognized over a weighted average period of 2.4 years.

Options to purchase 18,334 and 20,833 shares of our common stock were exercised during the three months ended January 1, 2011 and December 26, 2009, respectively, with an immaterial amount of intrinsic value for both periods presented. Options to purchase 84,133 and 24,166 shares of our common stock were exercised during the six months ended January 1, 2011 and December 26, 2009, respectively, with an immaterial amount of intrinsic value for both periods presented.

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

3. Inventories

The components of inventories consist of the following (in thousands):

	January 1, 2011	July 3, 2010
Finished goods	$5,775	$4,492
Work-in-process	4,711	4,095
Raw materials and supplies	36,102	31,188

	$46,588	$39,775

4. Long-Term Debt

On October 15, 2010, the Company entered into an amended credit agreement with Wells Fargo Bank, N.A. thereby increasing the revolving line of credit facility for up to $30 million and extending the term of the credit agreement to October 15, 2013. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the JP Morgan Chase prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The line of credit is secured by substantially all of the assets of the Company.

The Company must comply with certain financial covenants, including a cash flow leverage ratio and a trading ratio. The credit agreement requires the Company to maintain a minimum profit threshold, limits the maximum operating lease expenditures and restricts the Company from declaring or paying dividends in cash or stock. The company is in compliance with all financial covenants for all periods presented.

As of January 1, 2011, the Company had availability to borrow an additional $12.2 million under the Wells Fargo line of credit. The outstanding balance under the credit facility was $17.8 million as of January 1, 2011 and the rate of interest being paid on the outstanding balance was in the range of 2.48% - 3.25%. There was no outstanding balance under the credit facility as of December 26, 2009.

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

Management expects to repatriate a portion of its foreign undistributed earnings based on increased sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company expects to repatriate approximately $15.0 million in the future. As such, as earnings are recognized in the United States, the Company would be subject to U.S. federal income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax have been recorded as part of deferred taxes as of January 1, 2011. All other unremitted foreign earnings are expected to remain permanently reinvested in planned fixed assets purchases in foreign locations.

The Company has wholly owned foreign subsidiaries in Mexico that apply certain tax credits related to production assets that currently offset all of the income tax liabilities under general Mexican income tax law. However, the Company is subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The Company anticipates that it will be taxable under IETU for the foreseeable future. Therefore its deferred taxes of its Mexican operations have been accounted under the IETU tax basis. The effect of IETU and an associated presidential decree has been included in the effective tax rate as of January 1, 2011.

The Company is required to pay taxes in China on its statutory foreign profits. Its subsidiary in China began having statutory profits during the quarter ended January 1, 2011. The Company released its valuation allowance on its Chinese tax net operating loss carryforwards as it became likely that they will be fully utilized in the future.

The Company’s effective tax rate differs from the federal tax rate as follows (in thousands):

	Three Months Ended
	January 1, 2011	December 26, 2009
Federal income tax expense at statutory rate	$558	$583
Effect of foreign vs. domestic taxes	(551)	(49)
Change in valuation allowance	(13)	(447)
Other	(87)	(43)

Income tax provision	$(93)	$44

	Six Months Ended
	January 1, 2011	December 26, 2009
Federal income tax expense at statutory rate	$1,425	$946
Effect of foreign vs. domestic taxes	(542)	(66)
Change in valuation allowance	(13)	(714)
Other	(167)	(86)

Income tax provision	$703	$80

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

	Three Months Ended
	(in thousands, except per share information)
	January 1, 2011	December 26, 2009
Net income	$1,733	$1,670

Weighted average shares outstanding - basic	10,345	10,087
Effect of dilutive common stock options	103	23

Weighted average shares outstanding - diluted	10,448	10,110

Earnings per share - basic	$0.17	$0.17
Earnings per share - diluted	$0.17	$0.17

Antidilutive options not included in diluted earnings per share	541	445

	Six Months Ended
	(in thousands, except per share information)
	January 1, 2011	December 26, 2009
Net income	$3,475	$1,965

Weighted average shares outstanding - basic	10,321	10,076
Effect of dilutive common stock options	99	18

Weighted average shares outstanding - diluted	10,420	10,094

Earnings per share - basic	$0.34	$0.19
Earnings per share - diluted	$0.33	$0.19

Antidilutive options not included in diluted earnings per share	541	445

7. Commitments and Contingencies

Purchase Commitments

The Company had no material firm commitments to contractors and suppliers for capital expenditures at January 1, 2011. The Company allowed an option to purchase an additional manufacturing facility in Juarez, Mexico to expire.

Leases

The Company leases certain facilities, equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates over the next ten years.

Warranties

The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $48,000 and $25,000 as of January 1, 2011 and July 3, 2010, respectively.

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

The following table summarizes the Company’s financial assets and liabilities (only those required to be measured at fair value on a recurring basis) at fair value as of January 1, 2011 and July 3, 2010 (in thousands):

	January 1, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$1,294	$—	$1,294

	July 3, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$416	$—	$416
Financial Liabilities:
Foreign currency forward contracts	$—	$(777)	$—	$(777)

The Company currently has forward contracts to hedge known future cash outflows for expenses denominated in the Mexican peso. These contracts are measured on a recurring basis based on the foreign currency spot rates and forward rates quoted by banks or foreign currency dealers. These contracts are marked to market using level 2 input criteria every period with the unrealized gain or loss, net of tax, reported as a component of shareholders’ equity in accumulated other comprehensive income (AOCI), as they qualify for hedge accounting.

9. Derivative Financial Instruments

The Company has entered into foreign currency forward contracts and those contracts are accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same period in which the underlying hedged transaction affects earnings. The derivative’s effectiveness represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.

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

As of January 1, 2011, the Company had outstanding foreign currency forward contracts with a total notional amount of $30.1 million. These contract maturity dates extend through November 2012. Subsequent to January 1, 2011, the Company entered into an additional $5.9 million foreign currency forward contracts that extended the hedge position through March 2013.

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of January 1, 2011 and July 3, 2010 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	January 1, 2011 Fair Value	July 3, 2010 Fair Value
Foreign currency forward contracts	Other current assets	$847	$416
Foreign currency forward contracts	Other long-term assets	$447	$—
Foreign currency forward contracts	Other long-term liabilities	$—	$(777)

The following tables summarize the gain on derivative instruments on the Consolidated Statements of Income for the three and six months ended January 1, 2011 (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of October 2, 2010	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of January 1, 2011
Settled foreign currency forward contracts for the three months ended January 1, 2011	$107	$139	$(246)	$—
Unsettled foreign currency forward contracts	324	517	—	841

Total	$431	$656	$(246)	$841

Derivatives Designated as Hedging Instruments	AOCI Balance as of July 3, 2010	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of January 1, 2011
Settled foreign currency forward contracts for the six months ended January 1, 2011	$173	$349	$(522)	$—
Unsettled foreign currency forward contracts	(415)	1,256	—	841

Total	$(242)	$1,605	$(522)	$841

The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts are major banking institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote. As of January 1, 2011, the amount of existing gains, net of tax, expected to be reclassified into earnings within the next 12 months is approximately $550,000.

As of January 1, 2011, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

References in this report to “the Company”, “Key Tronic”, “KeyTronicEMS”, “we”, “our”, or “us” mean Key Tronic Corporation together with its subsidiaries, except where the context otherwise requires.

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

Executive Summary

Our net sales of $61.0 million for the three months ended January 1, 2011 increased by 36.4 percent as compared to net sales of $44.8 million for the three months ended December 26, 2009. The increase in net sales was primarily driven by an increase in revenues related to new programs for both new and longstanding customers and to a lesser extent a net improvement related to increased demand from current customer programs. Net sales were negatively impacted by industry-wide shortages in the global supply chain to a lesser extent than previous quarters. We believe that we are well positioned in the EMS industry to win new business in coming periods and profitably grow our revenue as the economy recovers.

The concentration of our largest customers decreased during the second quarter of fiscal year 2011 with the top five customers’ sales decreasing to 56.2 percent of total sales in the second quarter of fiscal 2011 from 62.6 percent in same period of the prior year. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, military supplies and computer accessories. The total number of our customers continued to increase during the second quarter of fiscal year 2011.

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

Gross profit as a percent of sales was 8.9 percent for the three months ended January 1, 2011 as compared to 10.5 percent for same three month period of the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily due to our product mix and start-up costs for new programs. We incurred an increase in material costs as a percentage of sales, partially offset by higher sales, and increased leverage of certain overhead costs, as a percent of sales.

Operating income as a percentage of sales for the three months ended January 1, 2011 was 2.8 percent compared to 3.9 percent for the three months ended December 26, 2009. The decrease in operating income as a percentage of sales was due to a decline in gross margin, partially offset with our continued success in controlling operating expenses as selling general and administrative expenses decreased approximately 0.6 percentage points as a percent of net sales when compared to the second quarter of fiscal 2010.

Net income for the three months ended January 1, 2011 was $1.7 million or $0.17 per diluted share, as compared to $1.7 million or $0.17 per diluted share for the three months ended December 26, 2009. The decrease in net income as a percent of sales for three months ended January 1, 2011 as compared to the same period in fiscal year 2010 was primarily due to an approximate 1.6 percentage point decline in our gross margin.

We maintain a strong balance sheet with a current ratio of 3.02 and a long-term debt to equity ratio of 0.27. Total cash used in operating activities as defined on our cash flow statement was $13.0 million during the six months ended January 1, 2011. We maintain sufficient liquidity for our expected future operations and had $17.8 million in borrowings on our $30.0 million revolving line of credit with Wells Fargo, N.A. of which $12.2 million remained available at January 1, 2011. We believe cash flow generated from operations, our borrowing capacity, and equipment lease financing should provide adequate capital for planned growth.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended January 1, 2011 with the Three Months Ended December 26, 2009

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.

The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended January 1, 2011 as compared to the three months ended December 26, 2009. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	January 1, 2011	% of net sales	December 26, 2009	% of net sales	$ change	% change
Net sales	$61,038	100.0%	$44,750	100.0%	$16,288	36.4%
Cost of sales	55,592	91.1	40,040	89.5	15,552	38.8

Gross profit	5,446	8.9	4,710	10.5	736	15.6
Operating expenses:
Research, development and engineering	961	1.6	704	1.6	257	36.5
Selling, general and administrative	2,770	4.5	2,273	5.1	497	21.9

Total operating expenses	3,731	6.1	2,977	6.7	754	25.3

Operating income	1,715	2.8	1,733	3.9	(18)	(1.0)
Interest expense, net	75	0.1	19	0.1	56	294.7

Income before income taxes	1,640	2.7	1,714	3.8	(74)	(4.3)
Income (benefit) tax provision	(93)	(0.1)	44	0.1	(137)	*

Net income	$1,733	2.8%	$1,670	3.7%	$63	3.8%

Effective income tax rate	(5.7)%		2.6%

*	Changes from negative to positive are not considered meaningful.

Net Sales

The increase in net sales from prior year was primarily driven by an approximate $14.7 million increase in revenues related to new programs for both new and longstanding customers and to a lesser extent a $2.6 million net improvement related to increased demand from current customer programs, partially offset by the negative impact of program losses of approximately $1.0 million.

In the second quarter of fiscal 2011, we continued to ramp up our new customer programs and further diversified our customer portfolio across a wide range of industries. Despite the macroeconomic uncertainty, we remain strongly positioned to win new business and expect modest growth in the second half of our fiscal year, driven by increased production levels of new programs for both new and longstanding customers. Sales in the third quarter of fiscal year 2011 are expected to be in the range of $60 million to $62 million and net sales for the full year are expected to be in the range of $250 million to $260 million. Future results will depend on actual levels of customers’ orders, the timing of the start up of production of new product programs and the impact of the industry-wide shortages in the global supply chain. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

Gross Profit

Gross profit as a percentage of sales for the second quarter of fiscal year 2011 was 8.9 percent compared to 10.5 percent for the second quarter of fiscal year 2010. This 1.6 percentage point decrease is primarily related to an 8.0 percentage point increase in material costs, as a percent of sales, resulting from higher material content in certain new product offerings, partially offset by a 3.1 percentage point improvement in leveraging of certain overhead costs, and a 3.3 percentage point improvement related to other cost of sales. The level of gross margin is impacted by product mix, timing of the start up of new programs, facility utilization, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $72,000 for obsolete inventory for the second quarter of fiscal year 2011 as compared to a $1.4 million provision for obsolete inventory for the second quarter of fiscal year 2010. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses

Total selling general and administrative (SG&A) expenses were $2.8 million and $2.3 million during the second quarters of fiscal years 2011 and 2010, respectively. This $0.5 million increase in SG&A during the second quarter of fiscal year 2011 as compared with the second quarter of fiscal 2010 is primarily related to a $0.2 million increase in professional fees, a $0.1 million increase in China related SG&A costs, and a $0.1 million increase in labor costs.

Total research, development, and engineering (RD&E) expenses were $1.0 million and $0.7 million during the second quarters of fiscal years 2011 and 2010, respectively. This increase is primarily related to $0.3 million increase in labor costs.

Total operating expenses were $3.7 million in the second quarter of fiscal year 2011 and $3.0 million in the second quarter of fiscal year 2010. The difference is mainly attributable to the increases in SG&A expenses and RD&E expenses discussed above. Operating expenses as a percentage of sales decreased to 6.1 percent in the second quarter of fiscal year 2011 from 6.7 percent in the second quarter of fiscal year 2010.

Interest

Interest expense increased to $75,000 in the second quarter of fiscal year 2011 from $19,000 in the second quarter of fiscal year 2010. The increases in interest expense in the second quarter of fiscal year 2011 compared to the same period of fiscal year 2010 is due to an increase in the average outstanding revolving credit facility balance.

Income Taxes

The effective tax rate for the second quarter of fiscal year 2011 was (5.7) percent compared to 2.6 percent for the same period in fiscal 2010. The decreased effective tax rate is primarily attributable to the release of the valuation allowance on net operating loss carryforwards (NOLs) in China during the second quarter of fiscal year 2011. The effective tax rate for the same fiscal period in 2010 was primarily related only to earnings of foreign subsidiaries since there was a valuation allowance related to the domestic operations. For further information on taxes see footnote 5 of the “Notes to Consolidated Financial Statements”.

Our judgments regarding deferred tax assets and liabilities may change due to changes in market conditions, changes in foreign investment requirements, changes in tax laws or other factors. If assumptions and estimates change in the future the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional deferred income tax expense or benefit in subsequent periods.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended January 1, 2011 with the Six Months Ended December 26, 2009

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.

The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the six months ended January 1, 2011 as compared to the six months ended December 26, 2009. It is provided to assist in assessing differences in our overall performance (in thousands):

	Six Months Ended
	January 1, 2011	% of net sales	December 26, 2009	% of net sales	$ change	% change
Net sales	$124,378	100.0%	$86,059	100.0%	$38,319	44.5%
Cost of sales	112,962	90.8	78,674	91.4	34,288	43.6

Gross profit	11,416	9.2	7,385	8.6	4,031	54.6
Operating expenses:
Research, development and engineering	1,875	1.5	1,267	1.5	608	48.0
Selling, general and administrative	5,202	4.2	4,009	4.7	1,193	29.8

Total operating expenses	7,077	5.7	5,276	6.1	1,801	34.1

Operating income	4,339	3.5	2,109	2.5	2,230	105.7
Interest expense, net	147	0.1	64	0.1	83	129.7

Income before income taxes	4,192	3.4	2,045	2..4	2,147	105.0
Income tax provision	717	0.6	80	0.1	637	796.3

Net income	$3,475	2.8%	$1,965	2.3%	$1,510	76.8%

Effective income tax rate	17.1%		3.9%

Net Sales

The increase in net sales from prior year was primarily driven by an approximate $34.6 million increase in revenues related to new programs for both new and longstanding customers and to a lesser extent a $4.1 million net improvement related to increased demand from current customer programs, partially offset by the negative impact of program losses of approximately $0.4 million.

In the first six months of fiscal 2011, we continued to ramp up our new customer programs and further diversified our customer portfolio across a wide range of industries. Despite the macroeconomic uncertainty, we remain strongly positioned to win new business and expect modest growth in the second half of our fiscal year, driven by increased production levels of new programs for both new and longstanding customers. Sales in the third quarter of fiscal year 2011 are expected to be in the range of $60 million to $62 million and net sales for the full year are expected to be in the range of $250 million to $260 million. Future results will depend on actual levels of customers’ orders, the timing of the start up of production of new product programs and the impact of the industry-wide shortages in the global supply chain. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

Gross Profit

Gross profit as a percentage of sales for the first six months of fiscal year 2011 was 9.2 percent compared to 8.6 percent for the first six months of fiscal year 2010. This 0.6 percentage point increase is primarily related to a 6.3 percentage point improvement in leveraging of certain overhead costs and a 1.4 percentage point improvement related to other cost of sales, partially offset by a 7.1 percentage point increase in material costs, as a percent of sales, resulting from higher material content in certain new product offerings. The level of gross margin is impacted by product mix, timing of the start up of new programs, facility utilization, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $152,000 for obsolete inventory for the first six months of fiscal year 2011 as compared to a $1.4 million provision for obsolete inventory for the same period in the prior year. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses

Total selling general and administrative (SG&A) expenses were $5.2 million and $4.0 million during the first six months of fiscal years 2011 and 2010, respectively. This $1.2 million increase in SG&A during the first six months of fiscal year 2011 as compared with the first six months of fiscal 2010 is primarily related to a $0.5 million increase in professional fees, a $0.2 million increase in incentive compensation, a $0.2 million increase in China SG&A costs, a $0.2 million increase on other SG&A costs, and a $0.1 million increase in labor costs.

Total research, development, and engineering (RD&E) expenses were $1.9 million and $1.3 million during the first six months of fiscal years 2011 and 2010, respectively. This $0.6 million increase is primarily related to $0.5 million and $0.1 million increases in labor costs and incentive compensation costs, respectively.

Total operating expenses were $7.1 million in the first six months of fiscal year 2011 and $5.3 million in the first six months of fiscal year 2010. The difference is mainly attributable to the increases in SG&A expenses and RD&E expenses discussed above. Operating expenses as a percentage of sales decreased to 5.7 percent in the first six months of fiscal year 2011 from 6.1 percent in the first six months of fiscal year 2010.

Interest

Interest expense increased to $147,000 in the first six months of fiscal year 2011 from $64,000 in the first six months of fiscal year 2010. The increases in interest expense in the first six months of fiscal year 2011 compared to the same period of fiscal year 2010 is due to an increase in the average outstanding revolving credit facility balance.

Income Taxes

The effective tax rate for the first quarter of fiscal year 2011 was 17.1 percent compared to 3.9 percent for the same period in fiscal 2010. The increased effective tax rate is primarily attributable to the release of the valuation allowance during the fiscal year ended July 3, 2010. The effective tax rate for the same fiscal period in 2010 was primarily related only to earnings of foreign subsidiaries since there was a valuation allowance related to the domestic operations. For further information on taxes see footnote 5 of the “Notes to Consolidated Financial Statements”.

Our judgments regarding deferred tax assets and liabilities may change due to changes in market conditions, changes in foreign investment requirements, changes in tax laws or other factors. If assumptions and estimates change in the future the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional deferred income tax expense or benefit in subsequent periods.

Backlog

On January 1, 2011, we had an order backlog of approximately $37.9 million. This compares with a backlog of approximately $33.6 million on December 26, 2009. The increase in backlog at January 1, 2011, when compared to December 26, 2009, reflects an increase in expected revenue during the remainder of fiscal year 2011. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Net cash used in operating activities for the six months ended January 1, 2011 was $13.0 million, compared to net cash provided by operating activities of $10.1 million during the same period of the prior fiscal year.

On a comparative year-to year basis, the $23.1 million decrease in cash flows provided by operating activities during the six months ended January 1, 2011 as compared with the six months ended December 26, 2009 resulted primarily from a $7.0 million increase in inventory, a $4.1 million decrease in accounts payable, and a $3.2 million increase in trade receivables during the six months ended January 1, 2011. During the six months ended December 26, 2009 inventory decreased $2.0 million and accounts payable increased $4.6 million. The increase in inventory during the six months ended January 1, 2011 was attributable to our anticipated growth in production levels for a number of new programs and orders we could not ship due to the industry wide electronic components supply constraints. The decrease in inventory during the six months ended December 26, 2009 was attributable to a reduction of finished goods. The decrease in accounts payable during the six months ended January 1, 2011 was primarily driven by the timing of purchases and cash payments and to a lesser extent taking advantage of certain early payment discounts. The increase in accounts payable during the six months ended December 26, 2009 was also primarily driven by the timing of purchases and cash payments. Accounts payable fluctuates with changes in inventory levels and negotiated supplier terms. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change the amount of inventory may also fluctuate.

Investing Cash Flow

During the first six months of fiscal year 2011, we paid $2.8 million for capital expenditures compared to $1.2 million in the same period of the previous fiscal year. Our capital expenditures primarily consist of purchases of manufacturing equipment to support our production facilities and to a lesser extent leasehold improvements at our corporate headquarters. We also use leases to acquire equipment. Operating leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.

Financing Cash Flow

Net cash provided by financing activities for the six months ended January 1, 2011 was $16.5 million, compared to net cash used in financing activities of $2.4 million during the same period of the prior fiscal year. Our primary financing activity during the first six months of fiscal year 2011 and 2010 was borrowing and repayment under our revolving line of credit facility, which totaled net borrowings of $16.2 million for the six months ended January 1, 2011 as compared with net repayments of $2.5 million for the same period in the previous year.

As of January 1, 2011, we were in compliance with our loan covenants and approximately $12.2 million was available under the revolving line of credit facility.

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

Concentration of Major Customers

At present, our customer base is concentrated and could become more or less concentrated. Our largest EMS customer accounted for 18% of net sales in fiscal year 2010. This same customer accounted for 6% of sales in 2009 and 0% in 2008. For the fiscal years ended 2010, 2009, and 2008, the five largest customers accounted for 57%, 52%, and 68% of total sales, respectively. There can be no assurance that our principal customers will continue to purchase products from us at current levels. Moreover, we typically do not enter into long-term volume purchase contracts with our customers, and our customers have certain rights to extend or delay the shipment of their orders. We, however, require that our customers contractually agree to buy back inventory purchased within specified lead times to build their products if not used.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility is secured by substantially all of our assets. The interest rates applicable to our revolving credit facility fluctuate with the JP Morgan Chase Bank prime rate and LIBOR rates. There was outstanding $17.8 million in borrowings under our revolving credit facility as of January 1, 2011, and the range of interest being paid on the outstanding balance was 2.48% - 3.25%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility.

Foreign Currency Exchange Risk

A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $30.1 million of foreign currency forward contracts as of January 1, 2011. The fair value of these contracts was $1.3 million. See Note 9 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of January 1, 2011, the Company’s disclosure controls and procedures are effective based on that criteria.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during our second quarter ended January 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date: February 11, 2011
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RONALD F. KLAWITTER
Ronald F. Klawitter	Date: February 11, 2011
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)