Form 10-Q
period 2011-04-02
KEY TRONIC CORP
filed 2011-05-13
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED APRIL 2, 2011

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

As of April 30, 2011, 10,355,523 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

*	Items are not applicable

“We”, “us”, “our”, “Company”, “KeyTronicEMS” and “KeyTronic”, unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 2, 2011	July 3, 2010
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$629	$770
Trade receivables, net of allowance for doubtful accounts of $111 and $111	42,326	34,617
Inventories	45,384	39,775
Deferred income tax asset	3,518	4,420
Other	6,353	3,115

Total current assets	98,210	82,697

Property, plant and equipment - net	15,255	13,898

Other assets:
Deferred income tax asset	4,356	4,394
Other	1,499	653

Total other assets	5,855	5,047

Total assets	$119,320	$101,642

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$27,927	$29,158
Accrued compensation and vacation	4,179	5,097
Current portion of other long-term obligations	752	146
Other	2,719	3,588

Total current liabilities	35,577	37,989

Long-term liabilities:
Revolving loan	13,738	1,554
Other long-term obligations	3,591	2,682

Total long-term liabilities	17,329	4,236

Total liabilities	52,906	42,225

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, no par value (in thousands) - shares authorized 25,000; issued and outstanding 10,356 and 10,264 shares, respectively	41,149	40,126
Retained earnings	23,732	19,533
Accumulated other comprehensive income (loss)	1,533	(242)

Total shareholders’ equity	66,414	59,417

Total liabilities and shareholders’ equity	$119,320	$101,642

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net sales	$63,424	$51,697	$187,802	$137,756
Cost of sales	59,195	46,455	172,157	125,129

Gross profit on sales	4,229	5,242	15,645	12,627
Research, development and engineering expenses	919	796	2,794	2,063
Selling, general and administrative expenses	2,373	2,216	7,575	6,225

Income from operations	937	2,230	5,276	4,339
Interest expense	172	13	319	77

Income before income taxes	765	2,217	4,957	4,262
Income tax provision (benefit)	41	(2,197)	758	(2,117)

Net income	$724	$4,414	$4,199	$6,379

Net income per share — Basic	$0.07	$0.44	$0.41	$0.63

Weighted average shares outstanding — Basic	10,353	10,126	10,332	10,094

Net income per share — Diluted	$0.07	$0.43	$0.40	$0.63

Weighted average shares outstanding — Diluted	10,436	10,254	10,420	10,148

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	April 2, 2011	April 3, 2010
	(in thousands)
Cash flows from operating activities:
Net income	$4,199	$6,379
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	1,640	1,214
Accretion of deferred gain on sale of building	(39)	(58)
Provision for obsolete inventory	210	1,441
Provision for warranty	139	29
Provision for doubtful accounts	15	—
(Gain) loss on disposal of assets	(12)	3
Share-based compensation expense	378	—
Deferred income taxes	589	(1,841)
Changes in operating assets and liabilities:
Trade receivables	(7,724)	(2,211)
Inventories	(5,819)	(5,152)
Other assets	(2,316)	(1,889)
Accounts payable	(1,231)	7,960
Accrued compensation and vacation	(918)	1,298
Other liabilities	(449)	475

Cash (used in) provided by operating activities	(11,338)	7,648

Cash flows from investing activities:
Purchase of property and equipment	(3,595)	(1,542)
Proceeds from sale of fixed assets	15	7
Proceeds from life insurance	113	—

Cash used in investing activities	(3,467)	(1,535)

Cash flows from financing activities:
Payment of financing costs	(50)	(50)
Proceeds from long term debt	2,244	—
Principal payments on long term debt	(84)	(151)
Decrease in restricted cash	—	124
Borrowings under revolving credit agreement	82,791	9,763
Repayment of revolving credit agreement	(70,607)	(12,175)
Proceeds from exercise of stock options	370	257

Cash provided by (used in) financing activities	14,664	(2,232)

Net (decrease) increase in cash and cash equivalents	(141)	3,881
Cash and cash equivalents, beginning of period	770	729

Cash and cash equivalents, end of period	$629	$4,610

Supplemental cash flow information:
Interest payments	$422	$98
Income tax payments, net of refunds	$355	$173

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The year-end consolidated balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010.

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three month periods ended April 2, 2011 and April 3, 2010 were 13 week and 14 week periods, respectively. The nine months ended April 2, 2011 and April 3, 2010 were 39 week and 40 week periods, respectively. Fiscal year 2011 will end on July 2, 2011 which is a 52 week year, whereas fiscal year 2010 which ended on July 3, 2010, was a 53 week year.

2. Significant Accounting Policies

Other Comprehensive Income

	Three Months Ended
	April 2, 2011	April 3, 2010
	(in thousands)
Net income	$724	$4,414

Other comprehensive income:
Unrealized gain on foreign exchange contracts	692	350

Comprehensive income	$1,416	$4,764

	Nine Months Ended
	April 2, 2011	April 3, 2010
	(in thousands)
Net income	$4,199	$6,379

Other comprehensive income:
Unrealized gain on foreign exchange contracts	1,775	97

Comprehensive income	$5,974	$6,476

Other comprehensive income for the three and nine months ended April 2, 2011 is reflected net of tax of approximately $0.3 million and $0.9 million, respectively. Other comprehensive income for both the three and nine months ended April 3, 2010 is reflected net of tax of approximately $0.5 million.

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

Share-based Compensation

The Company’s stock-based compensation incentive plan provides for equity and liability awards to employees and non-employee directors in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock –based or cash-based awards. Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period, and is recorded as employee compensation expense in cost of goods sold and selling general and administrative expenses. Share-based compensation is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations.

Total share-based compensation expense recognized during the three and nine months ended April 2, 2011 and April 3, 2010 was as follows (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Stock Appreciation Rights	$122	$—

	Nine Months Ended
	April 2, 2011	April 3, 2010
Stock Appreciation Rights	$378	$—

On October 21, 2010, the Company obtained shareholder approval of the 2010 Incentive Plan at the Annual Shareholder Meeting. As a result, the Company made a decision to amend the 522,000 SARs granted during the fourth quarter of fiscal 2010 by replacing the cash-settlement feature with a net-share-settlement feature. As a result of the change the awards were reclassified from liability awards to equity awards effective October 21, 2010 at a weighted average fair value of $2.89. No incremental compensation cost resulted from the change. As of April 2, 2011 total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $1.0 million. This expense is expected to be recognized over a weighted average period of 2.1 years.

Options to purchase 7,000 and 77,500 shares of our common stock were exercised during the three months ended April 2, 2011 and April 3, 2010, respectively, with an immaterial amount of intrinsic value for both periods presented. Options to purchase 91,133 and 101,666 shares of our common stock were exercised during the nine months ended April 2, 2011 and April 3, 2010, respectively, with an immaterial amount of intrinsic value for both periods presented.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements. This ASU updates guidance related to fair value measurements and disclosures, and requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We have adopted the provisions of ASU 2010-06 which did not have a material impact on our results of operations or financial position.

3. Inventories

The components of inventories consist of the following (in thousands):

	April 2, 2011	July 3, 2010
Finished goods	$5,321	$4,492
Work-in-process	4,891	4,095
Raw materials and supplies	35,172	31,188

	$45,384	$39,775

4. Long-Term Debt

On October 15, 2010, the Company entered into an amended credit agreement with Wells Fargo Bank, N.A. thereby increasing the revolving line of credit for up to $30 million and extending the term of the credit agreement to October 15, 2013. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The revolving line of credit is secured by substantially all of the assets of the Company.

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

As of April 2, 2011, the Company had availability to borrow an additional $16.3 million under the revolving line of credit. The outstanding balance under the revolving line of credit was $13.7 million as of April 2, 2011 and the rate of interest being paid on the outstanding balance was in the range of 2.48% - 3.25%. The outstanding balance under the revolving line of credit as of July 3, 2010 was $1.6 million.

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt reasonably approximates their carrying values.

5. Income Taxes

The Company had domestic income tax loss carryforwards (NOLs) of approximately $25.1 million at July 3, 2010. In accordance with FASB ASC Topic 740, Accounting for Income Taxes (ASC 740), management assessed the Company’s recent operating levels and estimated future taxable income and determined there was not a need for a valuation allowance. A valuation allowance against deferred tax assets is required if it is more likely than not that the deferred tax assets will not be realized. Management determined during fiscal year 2010 that based on the Company’s increased profitability and estimated repatriation from foreign subsidiaries that it was likely that the NOLs will be fully utilized prior to their expiration.

Management expects to repatriate a portion of its foreign undistributed earnings based on increased sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company repatriated approximately $1.7 million from its Mexican operations during the quarter ended April 2, 2011. The Company expects to repatriate globally approximately $11.3 million in the future. As such, as earnings are recognized in the United States, the Company would be subject to U.S. federal income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax have been recorded as part of deferred taxes as of April 2, 2011. All other existing unremitted foreign earnings are expected to remain permanently reinvested in planned fixed assets purchases in foreign locations.

The Company has wholly owned foreign subsidiaries in Mexico that apply certain tax credits related to production assets that currently offset all of the income tax liabilities under general Mexican income tax law. However, the Company is subject to Impuesto Empresarial a Tasa Unica (IETU), a Mexican business flat tax. The Company anticipates that it will be taxable under IETU for the foreseeable future. Therefore its deferred taxes of its Mexican operations have been accounted under the IETU tax basis. The effect of IETU and an associated presidential decree has been included in the effective tax rate as of April 2, 2011.

The Company is required to pay taxes in China on its statutory foreign profits. Its subsidiary in China began having statutory profits during the current fiscal year. The Company released its valuation allowance on its Chinese tax net operating loss carryforwards in the second quarter of fiscal 2011 as it became likely that they will be fully utilized in the future.

During fiscal year 2011 the three and nine months ended effective tax rate was impacted by foreign versus U.S. tax rates, the release of the valuation allowances on the Company’s China operations, as well as current year U.S tax credits. During fiscal year 2010 the three and nine months ended effective tax rate was impacted by the release of the valuation allowances on the Company’s domestic operations and foreign versus U.S. tax rates.

ASC 740, requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. The Company has not recorded any income tax expense or benefit for uncertain tax positions and does not anticipate any adjustments over the next 12 months.

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

	Three Months Ended
	(in thousands, except per share information)
	April 2, 2011	April 3, 2010
Net income	$724	$4,414

Weighted average shares outstanding - basic	10,353	10,126
Effect of dilutive common stock options	83	128

Weighted average shares outstanding - diluted	10,436	10,254

Earnings per share - basic	$0.07	$0.44
Earnings per share - diluted	$0.07	$0.43

Antidilutive options not included in diluted earnings per share	541	38

	Nine Months Ended
	(in thousands, except per share information)
	April 2, 2011	April 3, 2010
Net income	$4,199	$6,379

Weighted average shares outstanding - basic	10,332	10,094
Effect of dilutive common stock options	88	54

Weighted average shares outstanding - diluted	10,420	10,148

Earnings per share - basic	$0.41	$0.63
Earnings per share - diluted	$0.40	$0.63

Antidilutive options not included in diluted earnings per share	541	180

7. Commitments and Contingencies

Purchase Commitments

The Company had no material firm commitments to contractors and suppliers for capital expenditures at April 2, 2011.

Leases

The Company leases certain facilities, equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates over the next ten years.

Warranties

The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $48,000 and $24,000 as of April 2, 2011 and July 3, 2010, respectively.

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

The following table summarizes the Company’s financial assets and liabilities (only those required to be measured at fair value on a recurring basis) at fair value as of April 2, 2011 and July 3, 2010 (in thousands):

	April 2, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$2,323	$—	$2,323

	July 3, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$416	$—	$416
Financial Liabilities:
Foreign currency forward contracts	$—	$(777)	$—	$(777)

The Company currently has forward contracts to hedge a portion of estimated future cash outflows for expenses denominated in the Mexican peso. These contracts are measured on a recurring basis based on the foreign currency spot rates and forward rates quoted by banks or foreign currency dealers. These contracts are marked to market using level 2 input criteria every period with the unrealized gain or loss, net of tax, reported as a component of shareholders’ equity in accumulated other comprehensive income (AOCI), as they qualify for hedge accounting.

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

As of April 2, 2011, the Company had outstanding foreign currency forward contracts with a total notional amount of $32.4 million. These contract maturity dates extend through March 2013. The Company has not entered into any additional foreign currency forward contracts subsequent to April 2, 2011.

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of April 2, 2011 and July 3, 2010 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	April 2, 2011 Fair Value	July 3, 2010 Fair Value
Foreign currency forward contracts	Other current assets	$1,395	$416
Foreign currency forward contracts	Other long-term assets	$928	$—
Foreign currency forward contracts	Other long-term liabilities	$—	$(777)

The following tables summarize the gain on derivative instruments on the Consolidated Statements of Income for the three and nine months ended April 2, 2011 (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of January 1, 2011	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of April 2, 2011
Settled foreign currency forward contracts for the three months ended April 2, 2011	$217	$226	$(443)	$—

Unsettled foreign currency forward contracts	624	909	—	1,533

Total	$841	$1,135	$(443)	$1,533

Derivatives Designated as Hedging Instruments	AOCI Balance as of July 3, 2010	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of April 2, 2011
Settled foreign currency forward contracts for the nine months ended April 2, 2011	$225	$740	$(965)	$—

Unsettled foreign currency forward contracts	(467)	2,000	—	1,533

Total	$(242)	$2,740	$(965)	$1,533

The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts are major banking institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote. As of April 2, 2011, the amount of existing gains, net of tax, expected to be reclassified into earnings within the next 12 months is approximately $0.9 million.

As of April 2, 2011, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

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

Our mission is to provide our customers with superior manufacturing and engineering services at a lower total cost than our competitors for high quality production, and create long-term mutually beneficial business relationships.

Executive Summary

Our net sales of $63.4 million for the three months ended April 2, 2011 increased by 22.7 percent as compared to net sales of $51.7 million for the three months ended April 3, 2010. The increase in net sales was primarily driven by an increase in revenues related to new programs for both new and longstanding customers, offset by a net decline related to decreased demand from certain current customer programs. We believe that we are well positioned in the EMS industry to win new business in coming periods and profitably grow our revenue as the economy recovers.

The concentration of our largest customers increased during the third quarter of fiscal year 2011 with the top five customers’ sales accounting for 64.1 percent of total sales in the third quarter of fiscal 2011 compared to 52.2 percent in same period of the prior year, primarily due to an increase in the number of product programs of the top five customers from the prior year. We also experienced a change in the composition of our top five customers during the third quarter of fiscal 2011 as compared to the same period of the prior year, which we believe further demonstrates our ability to continue to diversify our growing revenue base. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, military supplies and computer accessories. The total number of our customers also continued to increase during the third quarter of fiscal year 2011.

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

Gross profit as a percent of sales was 6.7 percent for the three months ended April 2, 2011 as compared to 10.1 percent for same three month period of the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily due to increased material costs in the product mix and start-up costs for new programs and to a lesser extent, increased freight costs.

Operating income as a percentage of sales for the three months ended April 2, 2011 was 1.5 percent compared to 4.3 percent for the three months ended April 3, 2010. The decrease in operating income as a percentage of sales was due to a decline in gross margin, partially offset by successfully controlling operating expenses.

Net income for the three months ended April 2, 2011 was $0.7 million or $0.07 per diluted share, as compared to $4.4 million or $0.43 per diluted share for the three months ended April 3, 2010. The decrease in net income as a percent of sales for the three months ended April 2, 2011 as compared to the same period in fiscal year 2010 was primarily due to an approximate 3.4 percentage point decline in our gross margin.

We maintain a strong balance sheet with a current ratio of 2.76 and a long-term debt to equity ratio of 0.24. Total cash used in operating activities as defined on our cash flow statement was $11.3 million during the nine months ended April 2, 2011. We maintain sufficient liquidity for our expected future operations and had $13.7 million in borrowings on our $30.0 million revolving line of credit with Wells Fargo, N.A. of which $16.3 million remained available at April 2, 2011. We believe cash flow generated from operations, our borrowing capacity, and equipment lease financing should provide adequate capital for planned growth.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended April 2, 2011 with the Three Months Ended April 3, 2010

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.

The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended April 2, 2011 as compared to the three months ended April 3, 2010. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	April 2, 2011	% of net sales	April 3, 2010	% of net sales	$ change	% change
Net sales	$63,424	100.0%	$51,697	100.0%	$11,727	22.7%
Cost of sales	59,195	93.3	46,455	89.9	12,740	27.4

Gross profit	4,229	6.7	5,242	10.1	(1,013)	(19.3)
Operating expenses:
Research, development and engineering	919	1.4	796	1.5	123	15.5
Selling, general and administrative	2,373	3.7	2,216	4.3	157	7.1

Total operating expenses	3,292	5.2	3,012	5.8	280	9.3

Operating income	937	1.5	2,230	4.3	(1,293)	(58.0)
Interest expense, net	172	0.3	13	0.0	159	1,223.1

Income before income taxes	765	1.2	2,217	4.3	(1,452)	(65.5)
Income tax provision (benefit)	41	0.1	(2,197)	4.2	(2,238)	*

Net income	$724	1.1%	$4,414	8.5%	$(3,690)	(83.6)%

Effective income tax rate	5.4%		(99.1)%

*	Changes from negative to positive are not considered meaningful.

Net Sales

The increase in net sales from prior year was primarily driven by an approximate $22.3 million increase in revenues related to new programs for both new and longstanding customers. This was partially offset by a $7.8 million net decline related to decreased demand from certain current customer programs and by the negative impact of program losses of approximately $2.8 million.

In the third quarter of fiscal 2011, we continued to ramp up our new customer programs and further diversified our customer portfolio across a wide range of industries. Despite the macroeconomic uncertainty, we remain strongly positioned to win new business in the fourth quarter of our fiscal year, driven by increased production levels of new programs for both new and longstanding customers. Sales in the fourth quarter of fiscal year 2011 are expected to be in the range of $61 million to $65 million. Future results will depend on actual levels of customers’ orders, the timing of the start up of production of new product programs and the potential impact of industry-wide shortages in the global supply chain. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

Gross Profit

Gross profit as a percentage of sales for the third quarter of fiscal year 2011 was 6.7 percent compared to 10.1 percent for the third quarter of fiscal year 2010. This 3.4 percentage point decrease is primarily related to a 7.4 percentage point increase in material costs, as a percent of sales, resulting from higher material content in certain new customer programs, partially offset by a 2.6 percentage point improvement in leveraging of certain overhead costs, and a 1.4 percentage point improvement related to other cost of sales. The level of gross margin is impacted by product mix, timing of the start up of new programs, facility utilization, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $58,000 for obsolete inventory for the third quarter of fiscal year 2011 as compared to a $16,000 provision for obsolete inventory for the third quarter of fiscal year 2010. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated net realizable value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses

Total selling, general and administrative (SG&A) expenses were $2.4 million and $2.2 million during the third quarters of fiscal years 2011 and 2010, respectively. This $0.2 million increase in SG&A during the third quarter of fiscal year 2011 as compared with the third quarter of fiscal 2010 is primarily related to a $0.2 million increase in professional fees.

Total research, development, and engineering (RD&E) expenses were $0.9 million and $0.8 million during the third quarters of fiscal years 2011 and 2010, respectively. This increase is primarily related to $0.1 million increase in labor costs.

Interest

Interest expense increased to $172,000 in the third quarter of fiscal year 2011 from $13,000 in the third quarter of fiscal year 2010. The increase in interest expense in the third quarter of fiscal year 2011 compared to the same period of fiscal year 2010 is primarily due to an increase in the average outstanding revolving line of credit balance and to a lesser extent the expense incurred due to an increase in other long term debt.

Income Taxes

The effective tax rate for the third quarter of fiscal year 2011 was 5.4 percent compared to (99.1) percent for the same period in fiscal 2010. The effective tax rate for the third quarter of fiscal year 2011 includes benefits related to federal research tax credits and from releasing the valuation allowance related to our operations in China. The negative effective tax rate for the same fiscal period in 2010 was primarily related to the benefit of releasing the valuation allowance related to domestic operations. For further information on taxes see footnote 5 of the “Notes to Consolidated Financial Statements”.

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

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended April 2, 2011 with the Nine Months Ended April 3, 2010

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.

The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the nine months ended April 2, 2011 as compared to the nine months ended April 3, 2010. It is provided to assist in assessing differences in our overall performance (in thousands):

	Nine Months Ended
	April 2, 2011	% of net sales	April 3, 2010	% of net sales	$ change	% change
Net sales	$187,802	100.0%	$137,756	100.0%	$50,046	36.3%
Cost of sales	172,157	91.7	125,129	90.8	47,028	37.6

Gross profit	15,645	8.3	12,627	9.2	3,018	23.9
Operating expenses:
Research, development and engineering	2,794	1.5	2,063	1.5	731	35.4
Selling, general and administrative	7,575	4.0	6,225	4.5	1,350	21.7

Total operating expenses	10,369	5.5	8,288	6.0	2,081	25.1

Operating income	5,276	2.8	4,339	3.2	937	21.6
Interest expense, net	319	0.2	77	0.1	242	314.3

Income before income taxes	4,957	2.6	4,262	3.1	695	16.3
Income tax provision (benefit)	758	0.4	(2,117)	1.5	2,875	*

Net income	$4,199	2.2%	$6,379	4.6%	$(2,180)	(34.2)%

Effective income tax rate	15.3%		(49.7)%

*	Changes from negative to positive are not considered meaningful.

Net Sales

The increase in net sales from prior year was primarily driven by an approximate $56.9 million increase in revenues related to new programs for both new and longstanding customers. This was partially offset by a $4.0 million net decline related to decreased demand from certain current customer programs and by the negative impact of program losses of approximately $3.2 million and to a lesser extent the negative impact resulting from industry-wide shortages in the global supply chain.

In the first nine months of fiscal 2011, we continued to ramp up our new customer programs and further diversified our customer portfolio across a wide range of industries. Despite the macroeconomic uncertainty, we remain strongly positioned to win new business in the fourth quarter of our fiscal year, driven by increased production levels of new programs for both new and longstanding customers. Sales in the fourth quarter of fiscal year 2011 are expected to be in the range of $61 million to $65 million. Future results will depend on actual levels of customers’ orders, the timing of the start up of production of new product programs and the potential impact of industry-wide shortages in the global supply chain. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

Gross Profit

Gross profit as a percentage of sales for the first nine months of fiscal year 2011 was 8.3 percent compared to 9.2 percent for the first nine months of fiscal year 2010. This 0.9 percentage point decrease is primarily related to a 7.1 percentage point increase in material costs, as a percent of sales, resulting from higher material content in certain new customer programs, partially offset by a 4.9 percentage point improvement in leveraging of certain overhead costs, and a 1.3 percentage point improvement related to other cost of sales. The level of gross margin is impacted by product mix, timing of the start up of new programs, facility utilization, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $0.2 million for obsolete inventory for the first nine months of fiscal year 2011 as compared to a $1.4 million provision for obsolete inventory for the same period in the prior year. The prior year provision was primarily related to the cancellation of a certain customer program due to the insolvency of the customer. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated net realizable value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses

Total selling general and administrative (SG&A) expenses were $7.6 million and $6.2 million during the first nine months of fiscal years 2011 and 2010, respectively. This $1.4 million increase in SG&A during the first nine months of fiscal year 2011 as compared with the first nine months of fiscal 2010 is primarily related to a $0.6 million increase in outside services and professional fees, a $0.2 million increase in stock based compensation expense, and $0.1 million increases in both labor costs and commission costs. The remaining $0.5 million increase is related to increases in certain administrative overhead costs.

Total research, development, and engineering (RD&E) expenses were $2.8 million and $2.1 million during the first nine months of fiscal years 2011 and 2010, respectively. This $0.7 million increase is primarily related to an approximate $0.7 million increase in labor costs.

Interest

Interest expense increased to $0.3 million in the first nine months of fiscal year 2011 from $0.1 million in the first nine months of fiscal year 2010. The increase in interest expense in the first nine months of fiscal year 2011 compared to the same period of fiscal year 2010 is primarily due to an increase in the average outstanding revolving line of credit balance and to a lesser extent the expense incurred due to an increase in other long term debt.

Income Taxes

The effective tax rate for the first nine months of fiscal year 2011 was 15.3 percent compared to (49.7) percent for the same period in fiscal 2010. The effective tax rate for the first nine months of fiscal year 2011 includes benefits related to federal research tax credits and from releasing the valuation allowance related to our operations in China. The negative effective tax rate for the same fiscal period in 2010 was primarily related the benefit of releasing the valuation allowance related to domestic operations. For further information on taxes see footnote 5 of the “Notes to Consolidated Financial Statements”.

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

Backlog

On April 2, 2011, we had an order backlog of approximately $46.2 million. This compares with a backlog of approximately $49.9 million on April 3, 2010. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Net cash used in operating activities for the nine months ended April 2, 2011 was $11.3 million, compared to net cash provided by operating activities of $7.6 million during the same period of the prior fiscal year.

On a comparative year-to year basis, the $18.9 million decrease in cash flows provided by operating activities during the nine months ended April 2, 2011 as compared with the nine months ended April 3, 2010 resulted primarily from a $5.8 million increase in inventory, a $7.7 million increase in trade receivables, and a $1.2 million decrease in accounts payable during the nine months ended April 2, 2011. During the nine months ended April 3, 2010, the year over year difference consisted primarily of an $8.0 million increase in accounts payable offset by a $5.2 million increase in inventory and a $2.2 million increase in accounts receivable.

The increase in inventory during the nine months ended April 2, 2011 was attributable to our anticipated growth in production levels for a number of new programs. The increase in inventory during the nine months ended April 3, 2010 was attributable to new customer programs and increasing lead times on certain electronic components which led to some scheduled shipments not being shipped by the end of the quarter. We purchase inventory based on customer forecasts and orders and expected lead times, and when those forecasts cannot be met or changes are made to lead times, inventory can increase. The increase in trade receivables during the nine months ended April 2, 2011 and April 3, 2010 was primarily related to the increase in sales that occurred during the third quarters of their respective fiscal years that had not yet been collected. The decrease in accounts payable during the nine months ended April 2, 2011 was primarily driven by the timing of purchases and cash payments. The increase in accounts payable during the nine months ended April 3, 2010 was primarily driven by the increase in inventory and extending payment terms. Accounts payable fluctuates with changes in inventory levels and negotiated supplier terms.

Investing Cash Flow

During the first nine months of fiscal year 2011, we paid $3.6 million for capital expenditures compared to $1.5 million in the same period of the previous fiscal year. Our capital expenditures primarily consist of purchases of manufacturing equipment to support our production facilities and to a lesser extent leasehold improvements at our corporate headquarters. We also use leases to acquire equipment. Operating leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.

Financing Cash Flow

Net cash provided by financing activities for the nine months ended April 2, 2011 was $14.7 million, compared to net cash used in financing activities of $2.2 million during the same period of the prior fiscal year. Our primary financing activity during the first nine months of fiscal year 2011 related to borrowing and repayment under our revolving line of credit, which totaled net borrowings of $12.2 million. Additionally, cash provided by financing activities included $2.2 million of proceeds related to the financing of certain equipment and leasehold improvement purchases during the third quarter of fiscal 2011, offset by capital lease payments of approximately $0.1 million. Our primary financing activity during the first nine months of fiscal year 2010 was related to borrowings and repayments under our revolving line of credit, which totaled net repayments of $2.4 million.

As of April 2, 2011, we were in compliance with our loan covenants and approximately $16.3 million was available under the revolving line of credit.

Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving line of credit and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future.

CONTRACTUAL OBLIGATIONS

We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended July 3, 2010. There have been no material changes in contractual obligations outside the ordinary course of business since July 3, 2010.

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

Dependence on Suppliers

We are dependent on many suppliers, including sole source suppliers, to provide key components and raw materials used in manufacturing customers’ products. Recently, we have seen supply shortages in certain electronic components. This can result in longer lead times and the inability to meet our customers request for flexible production and extended shipment dates. Additionally, force majeure issues in Japan have caused supply constraints from some suppliers; the full effect of the earthquake is still to be determined. If demand for components outpaces supply capacity delays could affect future operations. Delays in deliveries from suppliers or the inability to obtain sufficient quantities of components and raw materials could cause delays or reductions in shipment of products to our customers which could adversely affect our operating results and damage customer relationships.

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

Foreign Manufacturing Operations and Currencies

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

New Program, New Product, and New Customer Risk

The markets for our customers’ products is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and short product life cycles. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. Our success will depend upon our customers’ ability to enhance existing products and to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and emerging industry standards and address evolving and increasingly sophisticated customer requirements. Failure of our customers to do so could substantially harm our customers’ competitive positions. There can be no assurance that our customers will be successful in identifying, developing and marketing products that respond to technological change, emerging industry standards or evolving customer requirements.

Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to obtain required resources in advance can adversely affect our gross margins and operating results. These factors are particularly evident in the ramping stages of new programs. These factors also affect our ability to efficiently use labor and equipment. We are currently managing a number of new programs. Consequently, our exposure to these factors has increased. In addition, if any of these new programs or new customer relationships were terminated, our operating results could be harmed, particularly in the short term. We may not be able to recoup these start-up costs or replace anticipated new program revenues.

Interest Rate Risk

We are exposed to interest rate risk under our revolving line of credit with interest rates based on various levels of margin added to published prime rate and LIBOR rates depending on the calculation of a certain financial covenant.

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

Energy Prices

Certain components that we use in our manufacturing process are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources in our transportation activities. While significant uncertainty currently exists about the future levels of energy prices, a significant increase is possible. Increased energy prices could cause an increase to our raw material costs and transportation costs. In addition, increased transportation costs of certain of our suppliers and customers could be passed along to us. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving line of credit is secured by substantially all of our assets. The interest rates applicable to our revolving line of credit fluctuate with the Wells Fargo Bank prime rate and LIBOR rates. There was outstanding $13.7 million in borrowings under our revolving line of credit as of April 2, 2011, and the range of interest being paid on the outstanding balance was 2.48% - 3.25%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving line of credit.

Foreign Currency Exchange Risk

A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $32.4 million of foreign currency forward contracts as of April 2, 2011. The fair value of these contracts was $2.3 million. See Note 9 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of April 2, 2011, the Company’s disclosure controls and procedures are effective based on that criteria.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during our third quarter ended April 2, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date: May 13, 2011
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RONALD F. KLAWITTER
Ronald F. Klawitter	Date: May 13, 2011
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)