Form 10-K
period 2011-07-02
KEY TRONIC CORP
filed 2011-09-12
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2011

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

As of January 1, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $52.6 million based on the closing price as reported on the NASDAQ.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,439,187 shares of common stock were outstanding as of September 7, 2011.

Documents Incorporated by Reference:

The following documents are incorporated by reference to the extent specified herein:

Document Description	Part of Form 10-K
Proxy Statement dated September 23, 2011	Part III

KEY TRONIC CORPORATION

2011 FORM 10-K

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

Background

Key Tronic Corporation (dba: KeyTronicEMS Co.), was organized in 1969 as a Washington corporation that locally manufactured computer keyboards. The ability to design, build and deliver a quality product led us to become a leading independent manufacturer of keyboards for computers in the United States. Our fully integrated design, tooling, and automated manufacturing capabilities enabled us to rapidly respond to customers’ needs for keyboards in production quantities worldwide. We supported our sales growth through the development and purchase of international manufacturing facilities. As the computer keyboard market matured with increasing competition from other international providers, we determined that our business could no longer solely rely on keyboard sales.

After assessing market conditions and our strengths and capabilities, we shifted focus from keyboard manufacturing to contract manufacturing for a wide range of products. Our unique strategic attributes are based on our core strengths of innovative design and engineering expertise in electronics, mechanical engineering, and precision plastics combined with high-quality, low cost production, and assembly on an international basis while providing exceptional customer service. These strengths have made our company a strong competitor in the electronic manufacturing services (EMS) market.

Our Industry and Strategy

The expansion of the EMS industry during the last decade allowed us to continue to expand our customer base and the industries that we serve. The challenging global macroeconomic environment has had a negative impact on previously held customer programs. However, we successfully confronted the challenging global macroeconomic environment by controlling our costs while winning new customer programs, which allowed us to maintain our profitability and maintain a strong balance sheet during the global economic downturn. The increase in new programs represents a growing portion of our revenue and a promising foundation for our future. In keeping with our long-term strategic objectives, we have been successfully building a more diversified customer portfolio, spanning a wider range of industries. We currently offer our customers the following services: integrated electronic and mechanical engineering, precision plastic molding, assembly, component selection, sourcing and procurement, worldwide logistics, and new product testing and production all at competitive pricing due to our global footprint.

We believe that we are well positioned in the EMS industry to continue the expansion of our customer base and achieve long term growth. Our unique blend of multinational facilities, centralized management, and core strengths continue to support our growth and our customers’ needs. We continue to focus on controlling operating expenses and leveraging the synergistic capabilities of our world-class facilities in the United States, Mexico, and China. This international production capability provides our customers with the benefits of improved supply-chain management, reduced inventory, lower labor costs, lower transportation costs, and reduced product fulfillment time. Given our competitive advantages and the growing need for some potential customers to move forward with their outsourcing strategies, we are strongly positioned to win new business in coming periods and grow our revenue and profits.

The EMS industry is intensely competitive. Although our customer base is growing we still have less than 1% of the potential global market and our revenue can fluctuate significantly due to reliance on a concentrated base of customers. We are planning for new customer growth in the coming quarters by securing new programs, increasing our worldwide manufacturing capacity, and continuing to improve our manufacturing and procurement processes. Ongoing challenges that we face include the following: Continuing to win programs from new and existing customers, balancing production capacity and key personnel in support of new customer programs, improving operating efficiencies, controlling costs while developing competitive pricing strategies, and successfully transitioning new program wins to full production during a time of macroeconomic uncertainty.

Customers and Marketing

We provide a mix of manufacturing services for outsourced Original Equipment Manufacturing (OEM) products. We provide the following EMS services: Product design, surface mount technologies (SMT) and pin through hole capability for printed circuit board assembly, tool making, precision plastic molding, liquid injection molding, automated tape winding, prototype design and full product assembly.

Sales of the majority of our products have historically not been seasonal in nature, but may be seasonal in the future if there are changes in the types of products manufactured. Sales can, however, fluctuate significantly between quarters from changes in customers and customer demand due to our concentrated customer base.

For the fiscal years ended July 2, 2011, July 3, 2010, and June 27, 2009, the five largest customers in each year accounted for 62%, 57%, and 52% of total net sales, respectively. At the end of fiscal year 2011, we were generating revenue from 30 EMS customers as compared with 20 at the end of fiscal year 2010. New customer program wins would dilute our concentration of revenue in the future.

The following table represents all customers that represented 10% or more of total net sales during the last three fiscal years:

	Percentage of Net Sales by Fiscal Year
	2011	2010	2009
Customer A	16%	12%	13%
Customer B	16%	18%	*
Customer C	15%	*	*
Customer D	*	10%	*
Customer E	*	*	14%

*	Amount was less than 10% of total.

Although keyboard manufacturing is still included in our product offerings, we do not expect annual keyboard sales to be a material component of our business. We realized revenues of approximately $3.9 million, $4.5 million, and $4.2 million in fiscal years 2011, 2010, and 2009, respectively, from the sale of keyboards. In order to accommodate the demand for standard keyboard layouts, we maintain a purchase-from-stock program. The more popular standard layouts are built and stocked for immediate availability.

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

Research, Development, and Engineering

As part of our long-term strategy, we are committed to supporting our customers by providing research, development, and engineering services. These services allow us to facilitate in optimizing new product designs, and the production processes of our customers programs.

Research, development, and engineering (RD&E) expenses consist principally of employee related costs, third party development costs, program materials costs, depreciation, and allocated information technology and facilities costs. Our RD&E expenses were $3.8 million, $2.8 million, and $2.3 million in fiscal years 2011, 2010, and 2009, respectively. In each of these years, we focused most of our RD&E efforts on current customer EMS programs. The increase in RD&E in fiscal years 2011 and 2010 as compared to their respective prior fiscal year periods is primarily the result of increased headcount and to a lesser extent higher incentive compensation.

Competition

The market for the products and services we provide is highly competitive. There are numerous competitors in the EMS industry, many of which have substantially more resources and are more geographically diverse than we are. Some of our competitors have similar international production capabilities, large financial resources and some have substantially greater manufacturing, research and development, and marketing resources. There is also competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing their products internally versus the advantages of outsourcing. We believe that we can currently compete favorably in these areas primarily on the basis of our international footprint, responsiveness, creativity, vertical production capability, quality, and cost.

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

As of July 2, 2011 we had 1,997 employees compared to 2,036 on July 3, 2010, and 1,963 on June 27, 2009. Since we can have significant fluctuations in product demand, we seek to maintain flexibility in our workforce by utilizing skilled temporary and short-term contract labor in our manufacturing facilities in addition to full-time employees.

Backlog

On July 30, 2011 our order backlog was valued at approximately $54.9 million, compared to approximately $56.9 million on July 31, 2010. Even though our order backlog is comprised of firm purchase orders, the amount of backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue. Due to the relationships with our customers, we will occasionally allow orders to be canceled or rescheduled and as a result it is not a meaningful indicator of future financial results. If there are canceled or rescheduled orders, we will attempt to negotiate fees to cover the costs we have incurred. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next twelve months, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.

Foreign Markets

Information concerning net sales and long-lived assets (property, plant, and equipment) by geographic areas is set forth in Note 12, “Enterprise-Wide Disclosures” of the consolidated financial statements of this Annual Report on Form 10-K and that information is incorporated herein.

Executive Officers of the Registrant

The table below sets forth the name, current age and current position of our executive officers and other significant employees as of July 2, 2011:

Name	Age	Positions Held
Executive Officers
Craig D. Gates	52	President and Chief Executive Officer
Ronald F. Klawitter	59	Executive Vice President of Administration, Chief Financial Officer and Treasurer
Douglas G. Burkhardt	53	Executive Vice President of Worldwide Operations
Lawrence J. Bostwick	59	Vice President of Engineering and Quality
Phil S. Hochberg	49	Vice President of Business Development
Brett R. Larsen	38	Vice President of Finance, and Controller

Executive Officers

CRAIG D. GATES – President and Chief Executive Officer

Mr. Gates, age 52, has been President and Chief Executive officer of the Company since April 2009. Previously he was Executive Vice President and General Manager from August 2002 to April 2009. He served as Executive Vice President of Marketing, Engineering and Sales from July 1997 to August 2002 and served as Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. From 1982 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana.

RONALD F. KLAWITTER – Executive Vice President of Administration, Chief Financial Officer, and Treasurer

Mr. Klawitter, age 59, has been Executive Vice President of Administration, CFO, and Treasurer since July 1997. Previously he was Vice President of Finance, Secretary, and Treasurer of the Company from October 1995 to July 1997. He was Acting Secretary from November 1994 to October 1995 and Vice President of Finance and Treasurer from 1992 to October 1995. From 1987 to 1992, Mr. Klawitter was Vice President of Finance at Baker Hughes Tubular Service, a subsidiary of Baker Hughes, Inc. Mr. Klawitter has a BA degree from Wittenberg University and is a Certified Public Accountant.

DOUGLAS G. BURKHARDT – Executive Vice President of Worldwide Operations

Mr. Burkhardt, age 53, has been Executive Vice President of Worldwide Operations of the Company since

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

LAWRENCE J. BOSTWICK – Vice President of Engineering and Quality

Mr. Bostwick, age 59, has been Vice President of Engineering and Quality since July 2008. Previously he was Director of Engineering and Quality from February 2007 to July 2008 and served as Corporate Director of Quality from February 2006 to February 2007. From 2003 to 2006 he was Director of Supply Chain Management and Quality for the Lancer Corporation and from 1998 to 2003 he was Vice President of Operations for Thermacore International. He is a graduate of the Westinghouse and General Electric – Engineering and Manufacturing Professional Development Programs. He is certified in both Quality and Industrial Engineering and is a Lean – Six Sigma Master Black Belt. Mr. Bostwick has a combined B.S. degree in Production and Operation and Industrial Engineering from Bowling Green State University and a Masters degree in Industrial Engineering and Business Administration from Syracuse University.

PHIL S. HOCHBERG – Vice President of Business Development

Mr. Hochberg, age 49, has been Vice President of Business Development since October 2009. Previously he was Director of Business Development and Program Management from July 2008 to October 2009. Mr. Hochberg served as Director of Business Development from October 2004 to July 2008 and as Director of EMS Sales and Marketing from July 2000 to October 2004. Prior to joining Key Tronic, Mr. Hochberg worked for Quinton Instrument Company as their Director of Marketing and Product Management from 1992 to 2000. From 1988 to 1992, he was employed by SpaceLabs Medical as their Business Development Marketing Manager. Mr. Hochberg has an MBA from the University of British Columbia, a BA Psychology, with a minor in Business from Washington University in St. Louis.

BRETT R. LARSEN – Vice President of Finance, and Controller

Mr. Larsen, age 38, has served as Vice President of Finance and Controller since February 2010. He was Chief Financial Officer of FLSmidth Spokane, Inc. from December 2008 to February 22, 2010. From October 2005 through November 2008, Mr. Larsen served as Controller of Key Tronic Corporation. From May 2004 to October 2005, Mr. Larsen served as Manager of Financial Reporting of Key Tronic Corporation. From 2002 to May 2004, Mr. Larsen was an audit manager for the public accounting firm BDO Seidman, LLP. He also held various auditing and supervisory positions with Grant Thornton LLP from 1997 to 2002. Mr. Larsen has a Bachelor of Science degree in Accounting and a Masters degree in Accounting from Brigham Young University and is a Certified Public Accountant.

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

Potential Fluctuations in Quarterly Results of Operations

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

Component procurement, production schedules, personnel and other resource requirements are based on estimates of customer requirements. Occasionally, our customers may request accelerated production that can stress resources and reduce operating margins. In addition, because many of our operating expenses are relatively fixed, a reduction in customer demand can harm our gross profit and operating results. The products which we manufacture for our customers have relatively short product lifecycles. Therefore, our business, operating results and financial condition are dependent in a significant way on our ability to obtain orders from new customers and new product programs from existing customers.

Operating results can also fluctuate if changes are made to significant estimates and assumptions. Significant estimates and assumptions include the allowance for doubtful receivables, provision for obsolete and non-saleable inventory, stock-based compensation, the valuation allowance on deferred tax assets, impairment of long-lived assets, long-term incentive compensation accrual, and the provision for warranty costs.

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

Dependence on Suppliers

We are dependent on many suppliers, including sole source suppliers, to provide key components and raw materials used in manufacturing customers’ products. We have seen supply shortages in certain electronic components. This can result in longer lead times and the inability to meet our customers request for flexible production and extended shipment dates. Additionally, force majeure issues in Japan have caused supply constraints from some suppliers. If demand for components outpaces supply, capacity delays could affect future operations. Delays in deliveries from suppliers or the inability to obtain sufficient quantities of components and raw materials could cause delays or reductions in shipment of products to our customers which could adversely affect our operating results and damage customer relationships.

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

The loss of one or more of our major customers, or the reduction, delay or cancellation of orders from such customers, due to economic conditions or other forces, could materially and adversely affect our business, operating results and financial condition. Specifically, some of our major customers provide products to the banking and gambling industries which have been adversely affected by the unfavorable economic environment. The contraction in demand from our customers in these industries could continue to impact our customer orders and continue to have a negative impact on our operations over the foreseeable future. Additionally, if one or more of our customers were to become insolvent or otherwise unable to pay for the manufacturing services provided by us, our operating results and financial condition would be adversely affected.

Foreign Manufacturing Operations and Currencies

Most of the products manufactured by us are produced at our facilities located in Mexico and China. These international operations may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;

•	political and economic instability (including acts of terrorism, civil unrest, forms of violence and outbreaks of war), which could impact our ability to ship and/or receive product;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting accounts receivable;

•	export duties, import controls and trade barriers (including quotas);

•	governmental restrictions on the transfer of funds;

•	burdens of complying with a wide variety of foreign laws and labor practices;

•	fluctuations in currency exchange rates, which could affect component costs, local payroll, utility and other expenses; and

•	inability to utilize net operating losses generated by our foreign operations to reduce our U.S. income taxes;

•	our foreign locations may be impacted by hurricanes, earthquakes, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions and other natural or manmade disasters.

Our operations in certain foreign locations receive favorable income tax treatment in the form of tax credits or other incentives. In the event that such tax incentives are not extended, are repealed, or we no longer qualify for such programs, our taxes may increase, which would reduce our net income.

A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us could directly or indirectly affect our financial results. Future currency fluctuations are dependent upon a number of factors and cannot be easily predicted. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. However, unexpected losses could occur from future fluctuations in exchange rates.

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

We have manufacturing and sales operations located in the United States, Mexico, and China. The table below lists the locations and square footage of our operating facilities:

Location	Approx. Sq. Ft.	Type of Interest (Leased/Owned)	Description of Use
Spokane Valley, Washington (1)	62,000	Leased	Sales, research, administration and manufacturing
Spokane Valley, Washington	36,000	Leased	Manufacturing
El Paso, Texas	80,000	Leased	Shipping and warehouse

Total USA	178,000

Juarez, Mexico	174,000	Owned	Manufacturing
Juarez, Mexico	60,000	Owned	Manufacturing and warehouse
Juarez, Mexico	66,000	Owned	Manufacturing and warehouse
Juarez, Mexico (2)	115,000	Owned	Manufacturing and warehouse
Juarez, Mexico (3)	72,000	Leased	Manufacturing and warehouse

Total Mexico	487,000

Shanghai, China (4)	95,000	Leased	Manufacturing
Shanghai, China (5)	36,000	Leased	Manufacturing

Total China	131,000

Grand Total	796,000

(1)	On June 15, 2010, the company amended its lease with Royal Hills Associates (RHA) to extend the lease for an additional ten years, which we continue to occupy as our headquarters
(2)	During fiscal year 2010, we purchased a 115, 000 square foot manufacturing facility in Juarez, Mexico for additional assembly space. (see Note 3 to Consolidated Financial Statements)
(3)	In fiscal year 2009, we leased a new facility in Juarez, Mexico for more storage capacity and additional assembly space.
(4)

During fiscal year 2011, we amended the lease of our China facility whereby extending the term to December 2015 and increasing our leased space to 95,000 square feet to accommodate an additional SMT line and for additional assembly space.

(5)	During fiscal year 2011, we entered into an agreement to lease an additional 36,000 square feet of manufacturing space.

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

All of our facilities are ISO certified to ISO 9001:2008 standards, ISO-14001 environmental standards, ISO-13485:2003 medical devices standards, AS9001 aviation, space and defense standards, and ISO/TS 16949 automotive standards. The Spokane, Washington facilities are additionally registered to AS9100B, and ITAR. Our China facilities are also registered to AS9100B and ISO/TS.

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

Market Information

Our common stock is traded on the NASDAQ Global Market, formerly the NASDAQ National Market System under the symbol “KTCC”. Quarterly high and low closing sales prices for our common stock for fiscal years 2011 and 2010 were as follows:

	2011		2010
	High	Low	High	Low
First Quarter	$6.03	$4.69	$2.40	$1.60
Second Quarter	6.50	5.06	3.60	2.26
Third Quarter	6.01	4.40	6.02	3.69
Fourth Quarter	5.37	4.16	6.61	4.88

High and low stock prices are based on the daily closing price reported by the NASDAQ Stock Market. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.

Holders and Dividends

As of July 2, 2011, we had 788 shareholders of common stock on record. As a result of our credit agreement with Wells Fargo, N.A. we are restricted from declaring or paying dividends in cash or stock. We have not paid a cash dividend and do not anticipate payment of dividends in the foreseeable future.

Equity Compensation Plan Information

Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report, under the caption “Securities Authorized for Issuance under Equity Compensation Plans”, and that information is incorporated herein by reference.

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our common stock with the cumulative total return of the NASDAQ Stock Market (U.S. & Foreign) Index and the NASDAQ Electronic Components Index in fiscal 2011.

	6/30/06	6/30/07	6/28/08	6/27/09	7/3/10	7/2/11
Key Tronic Corporation	100.00	130.18	90.54	42.20	124.81	115.60
NASDAQ Composite	100.00	122.33	108.31	86.75	100.42	132.75
NASDAQ Electronic Components	100.00	116.80	106.44	77.55	93.33	116.37

Item 6:	SELECTED FINANCIAL DATA

The following selected data is derived from our audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes, and other information included in this report.

Financial Highlights

(In thousands, except for Supplemental Data and Book Value per Share)

	Fiscal Years
	July 2, 2011	July 3, 2010	June 27, 2009	June 28, 2008	June 30, 2007
Consolidated Statements of Operations Data:
Net sales	$253,846	$199,620	$184,924	$204,122	$201,712
Gross profit	20,648	19,250	13,180	16,820	17,670
Gross margin percentage	8.1%	9.6%	7.1%	8.2%	8.8%
Operating income	6,939	7,388	1,783	6,834	6,810
Operating margin percentage	2.7%	3.7%	1.0%	3.3%	3.4%
Net income	5,736	8,690	1,063	5,584	5,230
Earnings per share – diluted	0.55	0.85	0.11	0.54	0.51

Consolidated Cash Flow Data:
Cash flows (used in) provided by operations	(2,569)	3,697	10,038	(718)	(1,857)
Capital expenditures	3,818	3,378	1,891	1,180	3,137

Consolidated Balance Sheet Data:
Net working capital (1)	58,307	44,708	37,444	45,695	41,222
Total assets	116,539	101,642	77,755	98,344	89,388
Long-term liabilities	14,673	4,236	3,030	13,241	14,719
Shareholders’ equity	68,023	59,417	51,114	49,081	43,244
Book value per share (2)	$6.54	$5.79	$5.08	$4.90	$4.36

Supplemental Data:
Number of shares outstanding at year-end	10,399,187	10,264,390	10,065,974	10,024,308	9,921,045
Number of employees at year-end	1,997	2,036	1,963	2,502	2,227
Approximate square footage of operational facilities	796,000	987,000	849,000	777,000	784,000

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

Our mission is to provide our customers with superior manufacturing and engineering services at the lowest total cost for the highest quality products, and create long-term mutually beneficial business relationships by employing our “Trust, Commitment, Results” philosophy.

Executive Summary

Our sales of $253.8 million in fiscal year 2011 increased by 27.2 percent as compared to sales of $199.6 million in fiscal year 2010. This increase in sales was primarily driven by new customer programs for both longstanding and new customers, partially offset by an unfavorable macroeconomic environment and industry-wide shortages in the global supply chain that occurred through most of fiscal year 2011. Sales for the first quarter of fiscal year 2012 are expected to be within the range of $65 million to $69 million. Future results will depend on actual levels of customers’ orders, the timing of the start up of production of new product programs and the potential impact of the macroeconomic uncertainty. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

The concentration of our largest customers increased during fiscal year 2011 with the top five customers’ sales increasing to 62 percent of total sales in 2011 from 57 percent in 2010, and 52 percent in 2009. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, computer accessories, and electronic whiteboards. At the end of fiscal year 2011, we were generating revenue from 30 EMS customers as compared with 20 at the end of fiscal year 2010. These new customers have programs that represent small annual sales while others have multi-million-dollar potential.

Gross profit as a percent of sales was 8.1 percent in fiscal year 2011 compared to 9.6 percent for the prior fiscal year. This 1.5 percentage point decrease is primarily related to a 6.4 percentage point increase in material costs as a percent of sales, resulting from higher material content in certain new customer programs, partially offset by a 4.9 percentage point improvement in leveraging of certain overhead costs. The level of gross margin is impacted by product mix, timing of the start up of new programs, facility utilization, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

Operating income as a percentage of sales for fiscal year 2011 was 2.7 percent compared to 3.7 percent for fiscal year 2010. The decrease in operating income as a percentage of sales was due to a decline in gross margin, partially offset by the leveraging of certain operating expenses and by improving efficiencies during fiscal year 2011.

Net income for fiscal year 2011 was $5.7 million or $0.55 per diluted share, as compared to net income of $8.7 million or $0.85 per diluted share for fiscal year 2010. The decrease in net income for fiscal year 2011 as compared to fiscal year 2010 was primarily due to an approximate 1.5 percentage point decline in our gross margin. Also, our fiscal year 2010 results include an income tax benefit of $1.4 million, resulting in part from the release of our valuation allowance on deferred tax assets related to our domestic net operating loss carryforwards that occurred in the third quarter of fiscal 2010.

We maintain a strong balance sheet with a current ratio of 2.7 and a long-term debt to equity ratio of 0.11. Total cash used in operating activities as defined on our cash flow statement was $2.6 million during fiscal year 2011. However, we maintain sufficient liquidity for our expected future operations and had $6.0 million in borrowings on our revolving line of credit with Wells Fargo, N.A. of which $24.0 million remained available at July 2, 2011. We believe cash flow from operations, our borrowing capacity, and equipment lease financing should provide adequate capital for planned growth over the long term.

RESULTS OF OPERATIONS

Comparison of the Fiscal Year Ended July 2, 2011 with the Fiscal Year Ended July 3, 2010

The following table sets forth for the periods indicated certain items of the consolidated statements of income expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Fiscal Year Ended
	July 2, 2011	% of net sales	July 3, 2010	% of net sales	$ change	% change
Net sales	$253,846	100.0%	$199,620	100.0%	$54,226	27.2%
Cost of sales	233,198	91.9	180,370	90.4	52,828	29.3

Gross profit	20,648	8.1	19,250	9.6	1,398	7.3

Operating expenses:
Research, development and engineering	3,782	1.5	2,783	1.4	999	35.9
Selling, general and administrative	9,927	3.9	9,079	4.5	848	9.3

Total operating expenses	13,709	5.4	11,862	5.9	1,847	15.6

Operating income	6,939	2.7	7,388	3.7	(449)	(6.1)
Interest expense, net	457	0.2	102	0.1	355	348.0

Income before income taxes	6,482	2.6	7,286	3.6	(804)	(11.0)
Income tax provision (benefit)	746	0.3	(1,404)	0.7	(2,150)	*

Net income	$5,736	2.3%	$8,690	4.4%	$(2,954)	(34.0)%

Effective income tax rate	11.5%		(19.3)%

*	Percent change from negative to positive is not considered meaningful.

Net Sales

Net sales were $253.8 million, and $199.6 million in fiscal years 2011 and 2010, respectively.

Net sales increased $54.2 million during fiscal year 2011 as compared with fiscal year 2010. This increase in net sales was primarily driven by an approximate $77.9 million increase in revenues related to new programs for both new and longstanding customers. This was partially offset by a $18.5 million decline related to decreased demand from certain current customer programs. In addition, during fiscal year 2011 we experienced an approximately $5.2 million decline related to the negative impact of end-of-life customer programs and to a lesser extent customer program losses. The negative impact resulting from industry-wide shortages in the global supply chain that occurred throughout most of the year and the uncertain macroeconomic environment are reflected in the analysis of our new and longstanding customers programs as discussed above.

The following table shows the revenue by industry sectors as a percentage of revenue for fiscal years 2011 and 2010:

	Years Ended
	July 2, 2011	July 3, 2010
Commercial Printer	5%	9%
Communication	22	11
Computer and Peripheral	13	15
Consumer	20	26
Gaming	16	13
Industrial	6	4
Transaction Printer	18	22

Total	100%	100%

We provide services to customers in a number of industries and produce a variety of products for our customers in each industry. As we continue to diversify our customer base and win new customers we may continue to see a change in the industry concentrations of our revenue.

Sales to foreign locations represented 31.9 percent, and 17.9 percent of our total net sales in fiscal years 2011, and 2010, respectively.

Cost of Sales

Total cost of sales as a percentage of net sales was 91.9 percent, and 90.4 percent in fiscal years 2011, and 2010, respectively.

Total cost of materials as a percentage of net sales was approximately 73.9 percent, and 68.6 percent in fiscal years 2011, and 2010, respectively. The change from year-to-year is primarily the result of higher material content in certain new customer programs and changes in product mix.

Production and support costs as a percentage of net sales were 18.0 percent, and 21.8 percent in fiscal years 2011, and 2010, respectively. The decrease in fiscal year 2011 is primarily related to the leveraging of our fixed costs as a percentage of sales during the fiscal year.

We provide for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage. The amounts charged to expense for these inventories were approximately $0.3 million, and $2.2 million in fiscal years 2011, and 2010, respectively. The large provision in fiscal year 2010 was primarily due to a discontinuance of manufacturing for certain customers that became no longer viable.

We provide warranties on certain products we sell and estimate warranty costs based on historical experience and anticipated product returns. The amounts charged to expense are determined based on an estimate of warranty exposure. The net warranty expense was approximately $158,000 and $45,000 in fiscal years 2011, and 2010, respectively. Warranty expense for fiscal years 2011 and 2010 is related to workmanship claims on keyboards and EMS products.

Gross Profit

Gross profit as a percentage of net sales was 8.1 percent, and 9.6 percent in fiscal years 2011, and 2010, respectively.

The 1.5 percentage point decrease in gross profit as a percentage of net sales during fiscal year 2011as compared to fiscal year 2010 is primarily related to a 6.4 percentage point increase in material costs, as a percent of sales, resulting from higher material content in certain new customer programs, partially offset by a 4.9 percentage point improvement in leveraging of certain overhead costs.

We took early pay discounts to suppliers that totaled approximately $678,000, and $364,000, in fiscal years 2011, and 2010, respectively. Early pay discounts will fluctuate based on our liquidity and changes in the discounts and terms offered by our suppliers.

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

Research, Development and Engineering

Research, development and engineering expenses (RD&E) consists principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Total RD&E was $3.8 million, and $2.8 million in fiscal years 2011, and 2010, respectively. As a percentage of net sales, RD&E was 1.5 percent and 1.4 percent in fiscal years 2011, and 2010, respectively. The increase in RD&E in fiscal year 2011 is primarily the result of increased headcount and to a lesser extent higher incentive compensation.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) consist principally of salaries and benefits, advertising and marketing programs, sales commissions, travel expenses, provision for doubtful accounts, facilities costs, and professional services. Total SG&A expenses were $9.9 million, and $9.1 million in fiscal years 2011, and 2010, respectively. As a percentage of net sales SG&A was 3.9 percent, and 4.5 percent in fiscal years 2011, and 2010, respectively. Approximately half of our SG&A expenses relates to salary costs of our employees.

The $0.8 million increase in SG&A expenses in fiscal year 2011 as compared to fiscal year 2010 is primarily due to a $0.5 million increase in outside services and professional fees, a $0.4 million increase in salary related costs, and a $0.3 million increase related to other overhead costs. This was partially offset by an approximate $0.4 million decrease in incentive compensation expense.

Interest Expense

We had net interest expense of $0.5 million, and $0.1 million in fiscal years 2011, and 2010, respectively. Interest expense increased in fiscal year 2011 when compared to fiscal year 2010 as the average balance of the revolving line of credit was higher in addition to interest expense incurred as a result of our capital lease obligations. We often utilize short-term fixed LIBOR rates on portions of our revolving line of credit to limit the affect of interest rate volatilities.

Income Tax Provision

We had an income tax expense of $746,000 during fiscal year 2011 as compared to an income tax benefit of $1.4 million in fiscal year 2010. The income tax expense recognized during fiscal 2011 was primarily a function of U.S. and foreign taxes recognized at the statutory rates offset by the net benefit associated with federal research and development tax credits, the release of the valuation allowance in China, and changes in potential foreign tax credits. The income tax benefit of fiscal year 2010 is primarily related to the release of the valuation allowance on our deferred tax assets related to domestic tax net operating loss carryforwards (NOLs) and foreign tax credits, partially offset by the recognition of domestic deferred tax liabilities for an unremitted portion of foreign earnings and the change of applicable tax regimes in Mexico.

Due to increased profitability, revenue growth, and new customer programs, we have determined that a valuation allowance against our domestic NOLs is not required. We anticipate that we will fully utilize our domestic NOLs prior to their expiration. In addition, we reviewed our requirements for liquidity domestically to fund our revenue growth and to look for potential future acquisitions. We have changed our previous assessments of being permanently reinvested and now anticipate repatriating a portion of our unremitted foreign earnings. The associated taxes and potential foreign tax credits were first included in the income tax benefit that was realized during fiscal year 2010 and certain changes in the estimates of foreign earnings and profits and tax pools resulted in the recognition of additional tax benefits during fiscal year 2011. For further information on taxes please review footnote 5 of the “Notes to Consolidated Financial Statements”.

International Subsidiaries

We offer customers a complete global manufacturing solution. Our facilities provide our customers the opportunity to have their products manufactured in the facility that best serves specific cost, product manufacturing, and distribution needs. Key Tronic Reynosa, SA de CV operated manufacturing and warehouse facilities in Reynosa, Mexico for a specific customer program. This subsidiary ceased its operations during fiscal year 2011. The closure of the facility did not have a significant impact on our results of operations. The locations of active foreign subsidiaries are as follows:

•	Key Tronic Juarez, SA de CV owns an SMT, assembly and molding facility, and four assembly and storage facilities in Juarez, Mexico. This subsidiary is primarily used to support our U.S. operations.

•

Key Tronic Computer Peripherals (Shanghai) Co., Ltd. leases a facility with SMT and assembly capabilities in Shanghai, China, which began operations in 1999. Its primary function is to provide EMS services for export; however, it is also currently manufacturing certain electronic keyboards.

Foreign sales (based on shipping instructions) from our worldwide operations, including domestic exports, were $81.1 million, and $35.7 million in fiscal years 2011, and 2010, respectively. Products and manufacturing services provided by our subsidiary operations are sold to customers directly by the parent company. Key Tronic Computer Peripherals (Shanghai) Co., Ltd., our subsidiary in Shanghai, China, had only minimal direct sales to customers in China during the past two fiscal years.

Comparison of the Fiscal Year Ended July 3, 2010 with the Fiscal Year Ended June 27, 2009

The following table sets forth for the periods indicated certain items of the consolidated statements of income expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Fiscal Year Ended
	July 3, 2010	% of net sales	June 27, 2009	% of net sales	$ change	% change
Net sales	$199,620	100.0%	$184,924	100.0%	$14,696	7.9%
Cost of sales	180,370	90.4	171,744	92.9	8,626	5.0

Gross profit	19,250	9.6	13,180	7.1	6,070	46.1

Operating expenses:
Research, development and engineering	2,783	1.4	2,266	1.2	517	22.8
Selling, general and administrative	9,079	4.5	8,366	4.5	713	8.5
Goodwill impairment	—	0.0	765	0.4	(765)	(100)

Total operating expenses	11,862	5.9	11,397	6.2	465	4.1

Operating income	7,388	3.7	1,783	1.0	5,605	314.4
Interest expense, net	102	0.1	590	0.3	(488)	(82.7)

Income before income taxes	7,286	3.6	1,193	0.6	6,093	510.7
Income tax provision (benefit)	(1,404)	0.7	130	0.1	(1,534)	*

Net income	$8,690	4.4%	$1,063	0.6%	$7,627	717.5%

Effective income tax rate	(19.3)%		10.9%

*	Percent change from negative to positive is not considered meaningful.

Net Sales

Net sales were $199.6 million and $184.9 million in fiscal years 2010, and 2009, respectively.

Net sales increased $14.7 million during fiscal year 2010 as compared with fiscal year 2009. This increase in sales was primarily driven by new customer programs for both longstanding and new customers, partially offset by a continuance of an unfavorable macroeconomic environment and industry-wide shortages in the global supply chain.

The table below shows the revenue by industry sectors as a percentage of revenue for the following fiscal years:

	Years Ended
	July 3, 2010	June 27, 2009
Commercial Printer	9%	15%
Communication	11	14
Computer and Peripheral	15	17
Consumer	26	15
Gaming	13	13
Industrial	4	4
Transaction Printer	22	22

Total	100%	100%

We provide services to customers in a number of industries and produce a variety of products for our customers in each industry. As we continue to diversify our customer base and win new customers we may continue to see a change in the industry concentrations of our revenue.

Sales to foreign locations represented 17.9 percent and 11.3 percent of our total net sales in fiscal years 2010, and 2009, respectively.

Cost of Sales

Total cost of sales as a percentage of net sales was 90.4 percent and 92.9 percent in fiscal years 2010, and 2009, respectively.

Total cost of materials as a percentage of net sales was approximately 68.6 percent and 69.2 percent in fiscal years 2010, and 2009, respectively. The change from year-to-year was directly related to changes in product mix.

Production and support costs as a percentage of net sales were 21.8 percent and 23.7 percent in fiscal years 2010, and 2009, respectively. The decrease in fiscal year 2010 as compared to fiscal year 2009 was related to higher fixed cost absorption due to a $14.7 million increase in net sales, while production and support costs decreased $0.3 million due to favorable foreign exchange rates and a reduction of manufacturing facility payroll. These savings were partially offset by an increase in the provision for obsolete inventory.

We provide for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage. The amounts charged to expense for these inventories were approximately $2.2 million, and $0.3 million in fiscal years 2010, and 2009, respectively. The increased provision in fiscal year 2010 was primarily due to no longer manufacturing for certain customers that were no longer viable.

We provide warranties on certain products we sell and estimate warranty costs based on historical experience and anticipated product returns. The amounts charged to expense were determined based on an estimate of warranty exposure. The net warranty expense (recovery) was approximately $45,000, and $(93,000) in fiscal years 2010, and 2009, respectively. Warranty expense for fiscal year 2010 is related to workmanship claims on keyboards and EMS products. The recovery in fiscal year 2009 was related to the release of a warranty claim for a specific product that was identified in fiscal year 2008.

Gross Profit

Gross profit as a percentage of net sales was 9.6 percent and 7.1 percent in fiscal years 2010, and 2009, respectively.

The 2.5 percentage point increase in gross profit as a percentage of net sales during fiscal year 2010 as compared to fiscal year 2009 was primarily the result of a $14.7 million increase in net sales, while production and support cost decreased by $0.3 million due to favorable foreign exchange changes, a decrease in headcount of overhead employees and severance costs incurred in fiscal year 2009 that did not recur in fiscal year 2010. This was partially offset by a $8.9 million increase in material costs.

We took early pay discounts to suppliers that totaled approximately $364,000, and $142,000 in fiscal years 2010, and 2009, respectively. Early pay discounts will fluctuate based on our liquidity and changes in the discounts and terms offered by our suppliers.

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

Research, Development and Engineering

Research, development and engineering expenses (RD&E) consists principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Total RD&E was $2.8 million, and $2.3 million in fiscal years 2010, and 2009, respectively. As a percentage of net sales, RD&E was 1.4 percent, and 1.2 percent in fiscal years 2010, and 2009, respectively. The increase in RD&E expenses in fiscal year 2010 compared to fiscal year 2009 was primarily the result of higher incentive compensation expense and increased headcount.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) consist principally of salaries and benefits, advertising and marketing programs, sales commissions, travel expenses, provision for doubtful accounts, facilities costs, and professional services. Total SG&A expenses were $9.1 million, and $8.4 million in fiscal years 2010, and 2009, respectively. As a percentage of net sales SG&A was 4.5 percent, and 4.5 percent in fiscal years 2010, and 2009, respectively. Approximately half of our SG&A expenses relates to salary costs of our employees.

The $0.7 million increase in SG&A expenses in fiscal year 2010 as compared to fiscal year 2009 was primarily due to a $1.6 million increase in incentive compensation expense. This was partially offset by an approximate $0.3 million decrease in salaries in addition to an approximate $0.6 million decrease in expense related to the write off of a receivable in the prior year.

Goodwill Impairment

We recorded an impairment charge of $765,000 during fiscal year 2009. We did not record an impairment charge during fiscal year 2010. As of July 3, 2010, there was no goodwill recorded in the Company’s Consolidated Balance Sheet.

Interest Expense

We had net interest expense of $0.1 million, and $0.6 million in fiscal years 2010, and 2009, respectively. Interest expense decreased in fiscal year 2010 when compared to fiscal year 2009 as the average balance of the revolving line of credit was lower along with a decrease in variable interest rates. We do not currently use derivatives to hedge interest rate risk. We often utilize short-term fixed LIBOR rates on portions of our revolving line of credit to limit the affect of interest rate volatilities.

Income Tax Provision

We had an income tax benefit of $1.4 million during fiscal year 2010 as compared to $130,000 of tax expense in fiscal year 2009. The income tax benefit of fiscal year 2010 was primarily related the release of the valuation allowance on our deferred tax assets related to domestic tax net operating loss carryforwards (NOLs) and foreign tax credits, partially offset by the recognition of domestic deferred tax liabilities for an unremitted portion of foreign earnings and the change of applicable tax regimes in Mexico.

Due to increased profitability, revenue growth, and new customer programs, we determined that a valuation allowance against our domestic NOLs was not longer required. We anticipate that we will fully utilize our domestic NOLs prior to their expiration. In addition, we reviewed our requirements for liquidity domestically to fund our revenue growth and to look for potential future acquisitions. We changed our previous assessments of being indefinitely reinvested and anticipated repatriating a portion of our unremitted foreign earnings. The associated taxes and potential foreign tax credits are included in the income tax benefit that was realized during fiscal year 2010. The tax provision in fiscal year 2009 was primarily related to income taxes in China and Mexico. For further information on taxes please review footnote 7 of the “Notes to Consolidated Financial Statements”.

International Subsidiaries

Foreign sales (based on shipping instructions) from our worldwide operations, including domestic exports, were $35.7 million, and $20.9 million in fiscal years 2010, and 2009, respectively. Products and manufacturing services provided by our subsidiary operations are sold to customers directly by the parent company. Key Tronic Computer Peripherals (Shanghai) Co., Ltd., our subsidiary in Shanghai, China, had only minimal sales to customers in China during the past two fiscal years.

Capital Resources and Liquidity

Cash flows used in operating activities were $2.6 million in fiscal year 2011 as compared to cash provided by operating activities of $3.7 million and $10.0 million in fiscal years 2010 and 2009, respectively.

The $6.3 million decrease in cash provided by operating activities in fiscal year 2011 as compared with fiscal year 2010 was primarily due to an increase in trade receivables, inventory, and a decrease in accounts payable. Trade receivables increased by $5.7 million as a result of the increase in sales that occurred during the fourth quarter of fiscal year 2011. The $2.1 million increase in inventory was attributable to our recent and expected growth in production levels for a number of new programs. We purchase inventory based on customer forecasts and orders and expected lead times, and when those forecasts cannot be met or changes are made to lead times, inventory can increase. The $3.0 million decrease in accounts payable was primarily driven by the timing of payments and terms of the supply chain related to new programs. Accounts payable fluctuates with changes in inventory levels, volume of purchases, and negotiated supplier terms. The $6.3 million decrease in cash provided by operating activities in fiscal year 2010 as compared with fiscal year 2009 was primarily due to an increase in trade receivables and inventory, partially offset by an increase in accounts payable. Trade receivables increased by $10.1 million as a result of the increase in sales that occurred during the fourth quarter of fiscal year 2010. The $9.7 million increase in inventory was attributable to new customer programs and increasing lead times on certain components which led to some scheduled shipments not being shipped by the end of the fiscal year. We purchase inventory based on customer forecasts and orders and expected lead times, and when those forecasts cannot be met or changes are made to lead times, inventory can increase. The $10.5 million increase in accounts payable was primarily driven by the increase in inventory and extending payment terms during fiscal year 2010. Accounts payable fluctuates with changes in inventory levels, volume of purchases, and negotiated supplier terms.

Cash flows used in investing activities were $3.7 million, $3.3 million, and $1.9 million in fiscal years 2011, 2010 and 2009, respectively. Cash used in investing activities includes capital expenditures and proceeds from the sale of property and equipment. Capital expenditures were $3.8 million, $3.4 million, and $1.9 million in fiscal years 2011, 2010, and 2009, respectively. Our capital expenditures are primarily for purchases of manufacturing assets to support our operations in Spokane Valley, Washington, Mexico and China. The increase in capital expenditures for fiscal year 2011 as compared to fiscal year 2010 is primarily related to the increased investment in manufacturing equipment to support the requirements of our growing customer programs and sales. The increase in capital expenditures for fiscal year 2010 as compared to fiscal year 2009 was primarily related to the purchase of a manufacturing facility and to a lesser extent the increased investment in manufacturing equipment to support the requirements of our growing customer programs and sales.

Cash flows provided by financing activities were $6.7 million in fiscal year 2011 as compared to cash used in financing activities of $0.4 million and $10.3 million in fiscal years 2010 and 2009, respectively. Our primary financing activity in fiscal years 2011, 2010, and 2009 was borrowing and repayment under our revolving line of our credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $30 million. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. The outstanding balance under the credit facility was $6.0 million as of July 2, 2011. We had availability to borrow an additional $24.0 million under the Wells Fargo line of credit and we were in compliance with our loan covenants. During fiscal year 2011, cash provided by financing activities reflected an additional $2.2 million of proceeds to finance capital leases and we made payments of $0.3 million on such capital leases.

Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future.

Contractual Obligations and Commitments

In the normal course of business, we enter into contracts which obligate us to make payments in the future.

The table below sets forth our significant future obligations by fiscal year:

Payments Due by Fiscal Year (in thousands)

	Total	2012	2013	2014	2015	2016	Thereafter
Wells Fargo Bank N.A. revolving loan (1)	$6,000	$—	$—	$6,000	$—	$—	$—
Operating leases (2)	7,342	1,284	911	857	788	205	3,297
Capital leases (3)	2,152	782	782	588	—	—	—
Purchase orders (4)

(1)

The terms of the Wells Fargo Bank N.A. revolving loan are discussed in the consolidated financial statements at Note 4, “Long-Term Debt”. As of July 2, 2011 we were in compliance with our loan covenants. Breaching these covenants could have resulted in a material impact on our operations or financial condition.

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

(3)

During fiscal year 2011, we entered into capital leases for the purchase of certain equipment and leasehold improvements. See Note 4, “Long-Term Debt” for additional discussion of capital lease obligations.

(4)

As of July 2, 2011, we had open purchase order commitments for materials and other supplies of approximately $118.7 million. Included in the open purchase orders are various blanket orders for annual requirements. Actual needs under these blanket purchase orders fluctuate with our manufacturing levels. In addition, we have contracts with our customers that minimize our exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with our suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations.

In addition to the cash requirements presented above, we have various other accruals which are not included in the table above. We owe our suppliers approximately $21.4 million for accounts payable and shipments in transit at the end of the fiscal year. We generally pay our suppliers in a range from 30 to 120 days depending on terms offered. These payments are financed by operating cash flows and our revolving line of credit.

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

Allowance for Doubtful Accounts

We value our accounts receivable net of an allowance for doubtful accounts of $111,000 at July 2, 2011 and July 3, 2010. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.

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

Income Taxes

Income tax expense includes U.S. and international income taxes and the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. The deferred income taxes are classified as current or long-term based on the classification of the related asset or liability. The most significant areas involving management judgments include deferred income tax assets and liabilities, uncertain tax positions, and research and development tax credits. Our estimates of the realization of the deferred tax assets related to our net operating loss carryforwards and tax credits is based upon our estimates of future taxable income which may change.

Stock-Based Compensation

Stock-based compensation is accounted for according to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, Compensation – Stock Compensation . ASC 718 requires us to expense the fair value of employee stock options, stock appreciation rights and other forms of stock-based compensation. Under the fair value recognition provisions of ASC 718, share-based compensation cost is estimated at the grant date based upon the value of the stock option and at each reporting period for stock appreciation rights classified as liability awards and is recognized as expense ratably over the requisite service period of the award (generally the vesting). Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating the expected life of the share-based award, the expected stock price volatility over the expected life of the share-based award and forfeitures.

To determine the fair value of stock based awards on the date of grant and at each reporting period for any stock appreciation rights that may be classified as liability awards, we use the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate is a less-subjective assumption as it is based on factual data derived from public sources. We use a dividend yield of zero as we have never paid cash dividends and have no intention to pay cash dividends in the foreseeable future. The expected stock price volatility and option life assumptions require a greater level of judgment. Our expected stock-price volatility assumption is based upon the historical volatility of our stock which is obtained from public data sources. The expected life represents either the weighted average period of time that share-based awards are expected to be outstanding (stock options), giving consideration to vesting schedules and historical exercise patterns. We determine the expected life assumption based upon the exercise and post-vesting behavior that has been exhibited historically, adjusted for specific factors that may influence future exercise patterns. If expected volatility or expected life were to increase, that would result in an increase in the fair value of our stock options which would result in higher compensation charges, while a decrease in volatility or the expected life would result in a lower fair value of our stock option awards resulting in lower compensation charges.

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

Upon the completion of the Company’s annual impairment test during fiscal year 2009 and as a result of the deteriorating global economy adversely affecting the Company’s common stock price. The Company concluded that 100% of the goodwill was impaired due to the significant and sustained decline in the Company’s market capitalization to below the book value. The Company recorded an impairment charge of $765,000 during the second quarter of fiscal year 2009. As of July 2, 2011 and July 3, 2010, respectively, there was no goodwill recorded in the Company’s Consolidated Balance Sheet.

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

Interest Rate Risk

We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility is secured by substantially all of our assets. The interest rates applicable to our revolving credit facility fluctuate with the JP Morgan Chase Bank prime rate and LIBOR rates. There was outstanding $6.0 million in borrowings under our revolving credit facility as of July 2, 2011, and the rate of interest being paid on the outstanding balance was 2.48%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility.

Foreign Currency Exchange Risk

A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was $37.9 million of foreign currency forward contracts outstanding as of July 2, 2011. The fair value of these contracts was approximately $2.6 million. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Key Tronic Corporation

Spokane Valley, Washington

We have audited the accompanying consolidated balance sheets of Key Tronic Corporation (the Company) as of July 2, 2011 and July 3, 2010 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended July 2, 2011. These financial statements are the responsibility of the Company’s management. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Tronic Corporation at July 2, 2011 and July 3, 2010, and the results of its operations and its cash flows for each of the three years in the period ended July 2, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Spokane, Washington
September 12, 2011

KEY TRONIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 2, 2011	July 3, 2010
ASSETS

Current assets:
Cash and cash equivalents	$1,232	$770
Trade receivables, net of allowance for doubtful accounts of $111 and $111	40,350	34,617
Inventories	41,554	39,775
Deferred income tax asset	4,465	4,420
Other	4,549	3,115

Total current assets	92,150	82,697

Property, plant and equipment, net	14,917	13,898

Other assets:
Deferred income tax asset	7,829	4,394
Other, net of accumulated amortization of $93 and $106	1,643	653

Total assets	$116,539	$101,642

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$26,149	$29,158
Accrued compensation and vacation	4,436	5,097
Current portion of other long-term obligations	761	146
Other	2,497	3,588

Total current liabilities	33,843	37,989

Long-term liabilities:
Revolving loan	6,000	1,554
Deferred income tax liability	5,152	608
Other long-term obligations	3,521	2,074

Total long-term liabilities	14,673	4,236

Commitments and contingencies (Notes 4 and 8)

Shareholders’ equity
Common stock, no par value, authorized 25,000 shares; issued and outstanding 10,399 and 10,264 shares, respectively	41,014	40,126
Retained earnings	25,269	19,533
Accumulated other comprehensive income (loss)	1,740	(242)

Total shareholders’ equity	68,023	59,417

Total liabilities and shareholders’ equity	$116,539	$101,642

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Net sales	$253,846	$199,620	$184,924
Cost of sales	233,198	180,370	171,744

Gross margin	20,648	19,250	13,180

Operating expenses:
Research, development and engineering	3,782	2,783	2,266
Selling, general and administrative	9,927	9,079	8,366
Goodwill impairment	—	—	765

Total operating expenses	13,709	11,862	11,397

Operating income	6,939	7,388	1,783
Interest expense, net	457	102	590

Income before income taxes	6,482	7,286	1,193
Income tax provision (benefit)	746	(1,404)	130

Net income	$5,736	$8,690	$1,063

Earnings per share:

Earnings per common share – basic	$0.55	$0.86	$0.11
Weighted average shares outstanding – basic	10,344	10,124	10,059

Earnings per common share – diluted	$0.55	$0.85	$0.11
Weighted average shares outstanding – diluted	10,407	10,191	10,075

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Comprehensive income:
Net Income	$5,736	$8,690	$1,063
Other comprehensive income (loss):
Unrealized gain (loss) on foreign exchange contracts	1,982	(1,154)	912

Comprehensive income	$7,718	$7,536	$1,975

Other comprehensive income for fiscal years 2011 and 2010 are reflected net of tax of approximately $1.0 million and $(0.1) million, respectively.

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balances, June 28, 2008	10,024	$39,301	$9,780	$—	$49,081

Net income	—	—	1,063	—	1,063
Unrealized gain on foreign exchange contracts	—	—	—	912	912
Exercise of stock options	42	58	—	—	58

Balances, June 27, 2009	10,066	39,359	10,843	912	51,114

Net income	—	—	8,690	—	8,690
Unrealized loss on foreign exchange contracts	—	—	—	(1,154)	(1,154)
Exercise of stock options	198	604	—	—	604
Tax benefit from exercise of stock options	—	163	—	—	163
Balances, July 3, 2010	10,264	40,126	19,533	$(242)	59,417

Net income	—	—	5,736	—	5,736
Unrealized gain on foreign exchange contracts	—	—	—	1,982	1,982
Exercise of stock options	135	332	—	—	332
Stock-based compensation	—	556	—	—	556
Balances, July 2, 2011	10,399	$41,014	$25,269	$1,740	$68,023

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	July 2, 2011	Year Ended July 3, 2010	June 27, 2009
Cash flows from operating activities:
Net income	$5,736	$8,690	$1,063
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,212	1,794	1,595
Goodwill impairment charge	—	—	765
Excess tax benefit from exercise of stock options	—	163	—
Accretion of deferred gain on sale of building	(39)	(78)	(78)
Provision for obsolete inventory	299	2,182	303
Provision for doubtful receivables	15	—	604
Provision for (recovery of) warranty	158	(45)	(93)
Loss (gain) on sale of assets	(6)	(58)	14
SARs expense	500	57	—
Deferred income taxes	470	(2,062)	(104)
Changes in operating assets and liabilities:
Trade receivables	(5,748)	(10,104)	10,547
Inventories	(2,078)	(9,666)	5,333
Other assets	(274)	(1,659)	2,320
Accounts payable	(3,009)	10,455	(10,794)
Accrued compensation and vacation	(661)	1,899	(1,190)
Other liabilities	(144)	2,129	(247)

Cash (used in) provided by operating activities	(2,569)	3,697	10,038

Cash flows from investing activities:
Purchase of property and equipment	(3,818)	(3,378)	(1,891)
Proceeds from sale of property and equipment	15	74	—
Proceeds from life insurance	113	—	—

Cash used in investing activities	(3,690)	(3,304)	(1,891)

Cash flows from financing activities:
Payment of financing costs	(50)	(50)	(50)
Proceeds from exercise of stock options	332	604	58
Proceeds from capital lease financings	2,244	—	—
Capital lease payments	(251)	(172)	(284)
Borrowing under revolving credit agreement	98,985	24,931	194,066
Repayment of revolving credit agreement	(94,539)	(25,789)	(204,002)
Decrease (increase) in restricted cash	—	124	(85)

Cash provided by (used in) financing activities	6,721	(352)	(10,297)

Increase (decrease) in cash and cash equivalents	462	41	(2,150)
Cash and cash equivalents, beginning of year	770	729	2,879

Cash and cash equivalents, end of year	$1,232	$770	$729

Supplemental cash flow information:
Interest payments	$463	$85	$621
Income tax payments, net of refunds	$533	$415	$327

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Business

Key Tronic Corporation and subsidiaries (the Company) is engaged in electronic manufacturing services (EMS) for original equipment manufacturers (OEMs), and also manufactures keyboards and other input devices. The Company’s headquarters are located in Spokane Valley, Washington with manufacturing operations in Spokane Valley; Juarez, Mexico; and Shanghai, China.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries in Mexico and China. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include the allowance for doubtful receivables, the provision for obsolete and non-saleable inventories, deferred tax assets and liabilities, uncertain tax positions, impairment of long-lived assets, medical self insurance liability, long-term incentive compensation accrual, the provision for warranty costs, and the fair values of options granted under the Company’s stock-based compensation plans. Due to uncertainties with respect to the assumptions and estimates actual results could differ from those estimates.

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

Self-funded Insurance

The Company self-funds its domestic employee health plan. The Company contracted with a separate administrative service company to supervise and administer the program and act as its representative. The Company reduces its risk under this self-funded platform by purchasing stop-loss insurance coverage for claims. In addition, if the aggregate annual claims amount to more than 125 percent of expected claims for the plan year this insurance will also pay those claims amounts exceeding that level.

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

Revenues and associated costs from engineering design, development services and tooling, which are performed under contract of short term durations, are recognized only after the completed performance of the service. Revenue from engineering design, development services and tooling represented approximately 3.3 percent, 2.4 percent, and 3.3 percent of total revenue in fiscal years 2011, 2010, and 2009, respectively.

Shipping and Handling Fees

The Company classifies costs associated with shipping and handling fees as a component of cost of goods sold. Customer billings related to shipping and handling fees are reported as revenue.

Research, Development and Engineering

Research, development and engineering expenses include unreimbursed EMS costs as well as design and engineering costs associated with the production of EMS programs. Research, development and engineering costs are expensed as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.

We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. We did not have any unrecognized tax benefits. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, we have not incurred charges for interest or penalties in relation to the underpayment of income taxes. The tax years 1993 through the present remain open to examination by the major taxing jurisdictions to which we are subject.

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

Foreign Currency Transactions

The functional currency of the Company’s subsidiaries in Mexico and China is the U.S. dollar. Realized foreign currency transaction gains and losses for local currency denominated assets and liabilities are included in cost of goods sold.

Fair Value of Financial Instruments

The carrying values of financial instruments reflected on the balance sheets at July 2, 2011 and July 3, 2010, reasonably approximate their fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is estimated to be $6.0 million and $1.6 million, respectively, as of July 2, 2011 and July 3, 2010.

Stock-based Compensation

The Company’s incentive plan provides for equity and liability awards to employees in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock –based or cash-based awards. Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period, and is included in cost of goods sold and selling, general, and administrative expenses.

Newly Adopted and Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 amends Accounting Standards Codification (ASC)Topic 820, Fair Value Measurements (ASC 820) by: (1) clarifying that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of non-financial assets; (2) allowing a reporting entity to measure the fair value of the net asset or net liability position in a manner consistent with how market participants would price the net risk position, if certain criteria are met; (3) providing a framework for considering whether a premium or discount can be applied in a fair value measurement; (4) providing that the fair value of an instrument classified in a reporting entity’s shareholders’ equity is estimated from the perspective of a market participant that holds the identical item as an asset; and (5) expanding the qualitative and quantitative fair value disclosure requirements. The expanded disclosures include, for Level 3 items, a description of the valuation process and a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. ASU 2011-04 also requires disclosures about the highest-and-best-use of a non-financial asset when this use differs from the asset’s current use and the reasons for such a difference. In addition, this ASU amends Accounting Standards Codification 820, Fair Value Measurements, to require disclosures to include any transfers between Level 1 and Level 2 of the fair value hierarchy. These amendments are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The amendments of ASU 2011-04, when adopted, are not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income. This ASU does not change the items that must be reported in other comprehensive income. These provisions are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years; however, early adoption is permitted. The provisions of ASU 2011-05, when adopted, are not expected to have a material impact on the Company’s consolidated financial statements.

Fiscal Year

The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2011, 2010, and 2009, ended on July 2, 2011, July 3, 2010, and June 27, 2009, respectively. Fiscal year 2010 was a 53 week year, whereas fiscal years 2011, and 2009 were 52 week years.

2. INVENTORIES

Components of inventories were as follows:

	July 2, 2011	July 3, 2010
	(in thousands)
Finished goods	$5,660	$4,492
Work-in-process	4,821	4,095
Raw materials	31,073	31,188

	$41,554	$39,775

3. PROPERTY, PLANT AND EQUIPMENT

	Life	July 2, 2011	July 3, 2010
	(in years)	(in thousands)
Land	—	$2,089	$2,089
Buildings and improvements	3 to 30	16,855	15,067
Equipment	1 to 10	34,686	33,884
Furniture and fixtures	3 to 5	2,530	2,108

		56,160	53,148
Accumulated depreciation		(41,243)	(39,250)

		$14,917	$13,898

During fiscal year 2010, the Company purchased a building and land in Juarez, Mexico at a total purchase price of $2.2 million of which $1.6 million was paid during fiscal year 2010 and the remainder was paid during the first quarter of fiscal year 2011.

4. LONG-TERM DEBT

Note Payable – Bank

On October 15, 2010, the Company entered into an amended credit agreement with Wells Fargo Bank, N.A. thereby increasing its revolving line of credit for up to $30 million and extending the term of the credit agreement to October 15, 2013. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The revolving line of credit is secured by substantially all of the assets of the Company.

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

As of July 2, 2011, the Company had availability to borrow an additional $24.0 million under the Wells Fargo line of credit. The outstanding balance under the credit facility was $6.0 million as of July 2, 2011 and the interest rate being paid on the outstanding balance was 2.48%. The outstanding balance under the credit facility was $1.6 million as of July 3, 2010 and the interest rate on the outstanding balances was 3.25%.

Capital Lease Obligations

On January 11, 2011, the Company entered into a capital lease agreement. The term of the capital lease agreement extends to January 2014 with monthly payments of $16,760 and a fixed interest rate of 3.86%. At July 2, 2011, the outstanding principal balance was $569,212 under the capital lease agreement and the net book value of the equipment was $618,486.

On April 1, 2011, the Company entered into two capital lease agreements. The term of the capital lease agreements extends to March 2014 with monthly payments of $39,445 and $8,961, with fixed interest rates of 6.21%. At July 2, 2011, the outstanding principal balances were $1,160,533 and $263,664 under the capital lease agreements. The net book value at July 2, 2011 for the equipment under the capital lease agreements was $1,217,898 and $276,208, respectively.

5. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
		(in thousands)
Current income tax expense:
United States	$34	$162	$15
Foreign	242	496	219

	276	658	234

Deferred income tax(benefit) expense:
United States	1,250	(3,588)	(104)
Foreign	(780)	1,526	—

	470	(2,062)	(104)

Total income tax(benefit) expense	$746	$(1,404)	$130

The Company has domestic net operating loss ( NOLs) of approximately $14 million and tax credit carryforwards of approximately $5.9 million at July 2, 2011. In accordance with ASC 740, Income Taxes (ASC 740), management assessed the Company’s recent operating levels and estimated future taxable income and determined there was no need for a valuation allowance other than for certain tax credits related to research and development activities. A valuation allowance against deferred tax assets is required if it is more likely than not that some of the deferred tax assets will not be realized. Management determined during fiscal year 2010, based on the Company’s increased profitability and estimated repatriation from foreign subsidiaries, that it was more likely than not that the NOLs and a majority of the tax credits would be fully utilized prior to their expiration.

During the fourth quarter of the year ended July 2, 2011, management determined it had a gross potential research and development (R&D) tax credit of approximately $2.7 million. Approximately $1.6 million relates to tax credits which will expire during the fiscal years ending in 2012 and 2013. Currently, the Company anticipates generating future taxable income but also anticipates utilizing the remainder of its domestic NOLs during those same years. Accordingly, the Company has recognized a partial valuation allowance of $720,000 against the expiring credits. Management believes it is more likely than not that all other tax credits generated will be utilized in future years and therefore there is no other valuation allowance.

Management updated its estimates of future repatriation of its undistributed earnings of its foreign subsidiaries during fiscal year 2010. Management expects to repatriate only a portion of its foreign undistributed earnings based on increased sales growth driving additional U.S. capital requirements, cash requirements for potential acquisitions and to implement certain tax strategies. A total of $4.6 million was repatriated from its Mexican subsidiaries during fiscal 2011. The Company expects to repatriate approximately an additional $8.0 million in the future. As such, as earnings are recognized in the United States, the Company would be subject to U.S. federal and state income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax have been recorded as part of deferred taxes as of July 2, 2011. Included in tax credits is $2.7 million related to foreign tax credits that can be used to offset future domestic income tax. All other unremitted foreign earnings are expected to remain permanently reinvested in planned fixed asset purchases in foreign locations.

The Company has not provided for U.S. income taxes or foreign withholding taxes on approximately $6 million of earnings for certain non-U.S. subsidiaries which are permanently reinvested outside the U.S. The unrecognized deferred tax liability associated with these earnings is approximately $870,000.

The Company has wholly owned foreign subsidiaries in Mexico that apply certain tax credits related to production assets that currently offset all of the income tax liabilities under general Mexican income tax law. However, the Company is subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The Company now anticipates that it will be taxable under IETU for the foreseeable future based on projected assets used in its operations. The effect of IETU and an associated presidential decree in fiscal year 2011 has been included in the effective tax rate for the year ended July 2, 2011.

The Company is required to pay taxes in China on its statutory foreign profits. As of July 3, 2010 the Company had recognized a full valuation allowance on its Chinese tax NOL carryforwards. However, based on the statutory profits earned during fiscal 2011 and anticipated future profits in China, the entire valuation allowance was released during the second quarter of fiscal 2011. The China subsidiary will not pay any taxes related to fiscal 2011 due to NOL carryforwards available in China. The Company recorded an adjustment in the fourth quarter of fiscal 2011 to account for China foreign tax credits related to future repatriations of earnings. This resulted in a tax benefit of approximately $268,000 in the fourth quarter, which was not material in prior periods.

The Company’s effective tax rate differs from the federal tax rate as follows:

	Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
	(in thousands)
Federal income tax expense at statutory rates	$2,205	$2,477	$406
Effect of foreign vs. domestic taxes	(326)	99	(248)
Effect of income tax credits	(1,249)	—	—
Expired NOLs	—	—	2,345
Effect of repatriation of foreign earnings, net	72	2,158	—
Effect of change in applied Mexican tax regime	—	1,526	—
Other	(86)	211	76
Change in valuation allowance	130	(7,875)	(2,449)

Income tax (benefit) provision	$746	(1,404)	130

The domestic and foreign components of income before income taxes were:

	Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
		(in thousands)
Domestic	$4,048	$6,117	$475
Foreign	2,434	1,169	718

Income before income taxes	$6,482	$7,286	$1,193

Deferred income tax assets and liabilities consist of the following at:

	July 2, 2011	July 3, 2010
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$4,565	$9,001
Tax credit carryforwards	5,933	1,028
Inventory	224	839
Accruals	1,789	1,244
Other	503	—

Deferred income tax assets	13,014	12,112
Valuation allowance	(720)	(469)

Deferred income tax assets, net of valuation allowance	$12,294	$11,643

Deferred tax liabilities:
Repatriated earnings of foreign subsidiary	(3,173)	(2,158)
Accruals	—	(979)
Fixed assets	(1,542)	(850)
Other	(1,002)	(368)

Deferred income tax liabilities	$(5,717)	$(4,355)

Net deferred income tax assets	$6,577	$7,288

Balance sheet caption reported in:
Current deferred tax asset	$4,465	$4,420
Long-term deferred tax asset	7,829	4,394
Other current liabilities	(565)	(918)
Long term deferred income tax liability	(5,152)	(608)

Net deferred income tax asset	$6,577	$7,288

At July 2, 2011 the Company had NOLs of approximately $14 million, which expire in varying amounts through 2027. Utilization of NOLs would be limited in the event the Company’s ownership changes more than 50% in a three-year period. The Company also has alternative minimum tax credits approximating $768,000. The alternative minimum tax credits do not expire.

Uncertain Tax Positions

As of July 2, 2011, the Company had unrecognized tax benefits of $781,000. The unrecognized tax benefits relate to certain R&D tax credits generated in 2011 and prior years. No unrecognized tax benefits were recognized as of July 3, 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 3, 2010	$—
Additions based on tax positions related to the current year	781
Reductions for tax positions of the prior years	—

Balance at July 2, 2011 (included in other long term liabilities)	$781

Since a portion of the $781,000 of unrecognized tax benefits relates to credits expiring at the end of fiscal 2012, it is expected that this liability will be reduced by approximately $270,000 during the next 12 months if these credits are unable to be used. Management does not anticipate any other material changes.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has not recognized any interest or penalties in the fiscal years presented in these financial statements. The Company is subject to income tax in the U.S. federal jurisdiction, Mexico and China. Certain years remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions.

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

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Total weighted average shares – basic	10,343,705	10,124,320	10,059,376
Effect of dilutive common stock options	62,993	66,626	15,596

Total weighted average shares – diluted	10,406,698	10,190,946	10,074,972

Antidilutive options not included in diluted earnings per share	540,750	112,500	741,492

7. STOCK OPTION AND BENEFIT PLANS

The Company has an executive stock option plan for certain key employees. Options under this plan vest over one to three years and become exercisable as they vest. Options under the plan become exercisable in full immediately prior to the occurrence of a “Change in Control” as defined in the plan documents. As of July 2, 2011, 106,753 options were outstanding and exercisable under the Executive Stock Option Plan. The plan has terminated and no more options can be granted under this plan. These options expire five to ten years from the date of grant.

The Company also has a stock option plan for “Nonemployee Directors.” Options under this plan vested over a three-year period and are exercisable as they vest. As of July 2, 2011, 39,860 options were outstanding. The plan has terminated and no more options can be granted under this plan. Outstanding options expire five to ten years from the date of grant.

In May 2010, the Company established a new Stock Incentive Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan has a total of 1,200,000 shares authorized for grant. The 2010 Incentive Plan was adopted by the Board of Directors in May 2010, and approved by the shareholders at the 2010 Annual Meeting. The 2010 Incentive Plan provides for the granting of nonqualified stock options within the meaning of Section 422 of the Internal Revenue Code, as well as stock appreciation rights (SARs), restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock-based or cash-based awards. Stock appreciation rights may be settled in stock or cash at the Company’s discretion. Options and SARs under the plan become exercisable in full immediately prior to the occurrence of a “Change in Control” as defined in the plan documents. As a result of the shareholder approval, the Company made a decision to amend the accounting of 522,000 SARs granted during the fourth quarter of fiscal 2010 by replacing the cash-settlement feature with a net-share-settlement feature. As a result of the change the awards were reclassified from liability awards to equity awards effective October 21, 2010 at a weighted average fair value of $2.89. No incremental compensation cost resulted from the change.

As of July 2, 2011, 522,000 SARs were outstanding. In addition to service conditions, these SARs contain a performance condition. The additional performance condition is based upon the achievement of Return on Invested Capital (ROIC) goals relative to a peer group. All awards with performance conditions are measured over the vesting period and are charged to compensation expense over the requisite service period based on the number of shares expected to vest. The SARs cliff vest over a three-year period from date of grant and expire five years from date of grant.

The fair value for the liability awards amended to equity awards during fiscal year 2011 were estimated using the Black-Scholes option valuation model with the following weighted average assumptions as of October 21, 2010:

Expected dividend yield	0.00%
Risk-free interest rate	0.73%
Expected volatility	68.3%
Expected life	3.56 years
Fair value	$2.89

Stock-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. Stock-based compensation expense for fiscal years ended July 2, 2011 and July 3, 2010 was $0.5 million and $0.1 million, respectively. No stock-based compensation expense was recognized during the year ended June 29, 2009.

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

The intrinsic value for options exercised in fiscal years 2011, 2010 and 2009 was $0.2 million, $0.5 million and $0.1 million, respectively.

As of July 2, 2011, total unrecognized compensation expense related to nonvested share-based compensation arrangements was approximately $0.9 million. This expense is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes option/SARs activity of all plans from July 3, 2010 through July 2, 2011:

	Shares Available For Grant	Options/SARs Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance at July 3, 2010	—	323,494	$483	$3.57	1.4
Shares authorized	1,200,000
Options granted		—
SARs amended to equity	(522,000)	522,000
Options canceled and expired	—	(42,084)
Options exercised	—	(134,797)

Balance at July 2, 2011	678,000	668,613	$240	$5.29	3.3

Exercisable at July 2, 2011		146,613	$240	$3.14	1.4

The following is a summary of plan activity:

	Number of Options/SARs	Weighted Average Exercise Price
Outstanding, June 28, 2008	1,268,375	$3.58

Exercised during 2009	(41,666)	1.38
Canceled	(441,882)	3.96

Outstanding June 27, 2009	784,827	3.48

Exercised during 2010	(198,416)	3.05
Canceled	(262,917)	3.69

Outstanding July 3, 2010	323,494	3.57

Amended to equity	522,000	5.89
Exercised	(134,797)	3.66
Canceled	(42,084)	4.85

Outstanding, July 2, 2011	668,613	$5.29

Additional information regarding options outstanding as of July 2, 2011, is as follows:

		Options/SARs Outstanding	Options/SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs.)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$1.15 – $1.73	7,500	1.3	$1.20	7,500	$1.20
1.74 – 2.60	22,500	1.7	2.13	22,500	2.13
2.61 – 3.92	97,863	1.6	2.87	97,863	2.87
5.89	522,000	3.9	5.89	—	—
5.90 – 6.50	18,750	0.1	6.50	18,750	6.50

$1.15 to $6.50	668,613	3.3	$5.29	146,613	$3.14

The Company also has a defined contribution plan (401(k)) available to U.S. employees who have attained age 21. The Company contributes an amount equal to 100% of the employee’s contribution on the first 3% of the employee’s compensation and an additional 50% of the employee’s contribution on the following 2% of the employee’s compensation. Company contributions to the plan were approximately $0.5 million during fiscal year 2011 and approximately $0.4 million during each of fiscal years 2010 and 2009.

8. COMMITMENTS AND CONTINGENCIES

Leases: As of July 2, 2011, the Company had $2.2 million in equipment that is being financed through capital leases. The related depreciation expense was $0.1 million as of July 2, 2011. The Company has operating and capital leases for certain equipment and production facilities, which expire at various dates during the next ten years.

Future minimum payments under non-cancelable operating and capital leases with initial or remaining terms of one year or more at July 2, 2011, are summarized as follows (in thousands):

Fiscal Years Ending	Operating Leases	Capital Leases
2012	$1,284	$782
2013	911	782
2014	857	588
2015	788	—
2016	205	—
Thereafter	3,297	—

Total minimum lease payments	$7,342	$2,152	*

*	Includes $202 of interest.

Rental expense under operating leases was approximately $2.4 million, $3.3 million, and $3.4 million during fiscal years 2011, 2010, and 2009, respectively.

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

Components of the reserve for warranty costs during fiscal years 2011, 2010, and 2009 were as follows (in thousands):

Balance at June 28, 2008	$167
Recovery related to current period sales	(93)
Warranty costs incurred	(49)

Balance at June 27, 2009	25
Additions	45
Warranty costs incurred	(45)

Balance at July 3, 2010	25
Additions	158
Warranty costs incurred	(173)

Balance at July 2, 2011	$10

Warranty expense for fiscal years 2011 and 2010 is related to workmanship claims on keyboards and certain EMS products. The recovery in fiscal year 2009 is related to the release of a warranty claim for a specific product that was identified in fiscal year 2008.

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

9. GOODWILL

In accordance with ASC 350 Intangibles – Goodwill and Other, goodwill is not amortized, but must be analyzed for impairment at least annually. On December 27, 2008, the Company completed its annual impairment test. As the deteriorating global macroeconomic environment adversely affected the Company’s common stock price, the Company concluded that 100% of the goodwill was impaired due to the significant and sustained decline in the Company’s market capitalization to below the book value. The Company recorded an impairment charge of $765,000 during fiscal year 2009. As of July 2, 2011, and July 3, 2010, there was no goodwill recorded in the Company’s Consolidated Balance Sheet.

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

The following table summarizes the Company’s financial assets and liabilities (only those required to be measured at fair value on a recurring basis) at fair value as of July 2, 2011 and July 3, 2010 (in thousands):

	July 2, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$2,723	$—	$2,723
Financial Liabilities:
Foreign currency forward contracts	$—	$(82)	$—	$(82)

	July 3, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$416	$—	$416
Financial Liabilities:
Foreign currency forward contracts	$—	$(777)	$—	$(777)

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

The Company transacts business in Mexico and is subject to the risk of foreign currency exchange rate fluctuations. The Company enters into foreign currency forward contracts to manage the foreign currency fluctuations for Mexican peso denominated payroll, utility, tax, and accounts payable expenses. The foreign currency forward contracts have terms that are matched to the underlying transactions being hedged. As a result, these transactions fully offset the hedged risk and no ineffectiveness has been recorded.

As of July 2, 2011, the Company had outstanding foreign currency forward contracts of $37.9 million. These contract maturity dates extend through September 25, 2013. As of July 2, 2011, the net amount of existing gains expected to be reclassified into earnings within the next 12 months was $1.6 million. During the fiscal year ended July 2, 2011, the Company entered into $21.7 million of foreign currency forward contracts and settled $14.6 million of such contracts. During the fiscal year ended July 3, 2010, the Company entered into $30.9 million of foreign currency forward contracts and settled $17.8 million of such contracts. During the fiscal year ended June 27, 2009, the Company entered into $26.6 million of foreign currency forward contracts and settled $8.8 million of such contracts. Subsequent to July 2, 2011, the Company entered into $4.4 million of additional foreign currency forward contracts for October through December 2013.

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of July 2, 2011 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	July 2, 2011 Fair Value	July 3, 2010 Fair Value
Foreign currency forward contracts	Other current assets	$1,645	$416
Foreign currency forward contracts	Other long term assets	$1,078	$—
Foreign currency forward contracts	Other long term liabilities	$(82)	$(777)

The following table summarizes the gain (loss) of derivative instruments on the Consolidated Statement of Operations for the fiscal year 2011 (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of July 3, 2010	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of July 2, 2011
Settled foreign currency forward contracts	$279	$1,253	$(1,532)	$—
Unsettled foreign currency forward contracts	(521)	2,261	—	1,740

Total	$(242)	$3,514	$(1,532)	$1,740

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

The following table summarizes the gain (loss) of derivative instruments on the Consolidated Statement of Operations for the fiscal year 2009 (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 28, 2008	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of June 27, 2009
Settled foreign currency forward contracts	$—	$(439)	$439	$—
Unsettled foreign currency forward contracts	—	912	—	912

Total	$—	$473	$439	$912

The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts are major banking institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote.

As of July 2, 2011, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our line of credit as well foreign currency risk resulting from our China operations. The Company does not currently manage these risk exposures by using derivative instruments.

12. ENTERPRISE-WIDE DISCLOSURES

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of July 2, 2011, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services.

Products and Services

Of the revenues for the years ended July 2, 2011, July 3, 2010, and June 27, 2009, EMS sales and services were $249.9 million, $195.1 million, and $180.7 million, respectively. Keyboard sales for the years ended July 2, 2011, July 3, 2010, and June 27, 2009 were $3.9 million, $4.5 million, and $4.2 million, respectively.

Geographic Areas

Net sales and long-lived assets (property, plant, and equipment) by geographic area for the years ended and as of July 2, 2011, July 3, 2010, and June 27, 2009 are summarized in the following table. Net sales set forth below are based on the shipping destination.

	Domestic (U.S.)	Foreign	Total
	(in thousands)
2011
Net sales	$172,778	$81,068	$253,846
Long-lived assets	$1,588	$13,329	$14,917
2010
Net sales	$163,915	$35,705	$199,620
Long-lived assets	$931	$12,967	$13,898
2009
Net sales	$164,032	$20,892	$184,924
Long-lived assets	$755	$10,444	$11,199

For the year ended July 2, 2011, 50.7% of the Company’s foreign net sales were to customers in Canada, 24.4% were to Australia, 6.9% were to Switzerland, 6.1% were to England, 5.1% were to New Zealand, and the remaining 6.8% were spread among customers in other parts of Europe and Asia.

For the year ended July 3, 2010, 48.8% of the Company’s foreign net sales were to customers in Canada, 16.9% were to Australia, 13.9% were to China, and the remaining 20.4% were spread among customers in other parts of Europe and Asia.

For the year ended June 27, 2009, 52.3% of the Company’s foreign net sales were to customers in Canada, 24.7% were to Switzerland, 15.8% were to Asia, and the remaining 7.2% were spread among customers in other parts of Europe and Australia.

Significant Customers

The percentage of net sales to and trade accounts receivables from significant customers were as follows:

	Percentage of Net Sales Fiscal Year			Percentage of Trade Accounts Receivable Fiscal Year
	2011	2010	2009	2011	2010
Customer A	16%	12%	13%	14%	18%
Customer B	16%	18%	*	20%	22%
Customer C	15%	*	*	21%	10%
Customer D	*	10%	*	*	*
Customer E	*	*	14%	*	*

*	Amount was less than 10% of total.

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

13. QUARTERLY FINANCIAL DATA

	Year Ended July 2, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$63,340	$61,038	$63,424	$66,044
Gross profit	5,970	5,446	4,229	5,003
Income before income taxes	2,552	1,640	765	1,525
Net income	1,742	1,733	724	1,537
Earnings per common share-basic	$0.17	$0.17	$0.07	$0.15
Earnings per common share-diluted	$0.17	$0.17	$0.07	$0.15
Weighted average shares outstanding
Basic	10,296	10,345	10,353	10,380
Diluted	10,403	10,448	10,436	10,435

	Year Ended July 3, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$41,309	$44,750	$51,697	$61,864
Gross profit	2,675	4,710	5,242	6,623
Income before income taxes	331	1,714	2,217	3,024
Net income	295	1,670	4,414	2,311
Earnings per common share-basic	$0.03	$0.17	$0.44	$0.23
Earnings per common share-diluted	$0.03	$0.17	$0.43	$0.22
Weighted average shares outstanding
Basic	10,066	10,087	10,126	10,219
Diluted	10,082	10,110	10,254	10,342

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our Company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of July 2, 2011, the Company’s disclosure controls and procedures are effective based on that criteria.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of July 2, 2011. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on our assessment, we believe that as of July 2, 2011, the Company’s internal control over financial reporting is effective based on that criteria.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during our fourth fiscal quarter ended July 2, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

Item 9B:	OTHER INFORMATION

None

PART III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information on the nominees for election as Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2011 fiscal year.

Executive Officers of the Registrant

This information is included in a separate item captioned “Executive Officers of the Registrant” in Item 1 of Part 1 of this report pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Compliance with Section 16(a) of the Exchange Act:

Incorporated by reference to Key Tronic Corporation’s 2011 Proxy Statement to Shareholders.

Code of Conduct

The Board of Directors has adopted a written Code of Conduct which applies to its directors and employees, including its executive officers. The Code of Conduct is available on the Company’s website at www.keytronic.com. The Company intends to disclose on its website any amendments to or waivers of the Code of Conduct.

Item 11:	EXECUTIVE COMPENSATION

Information appearing under the caption “Executive Compensation” in the Company’s 2011 Proxy Statement is incorporated herein by this reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of July 2, 2011.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	633,944	$5.42	678,000
Equity compensation plans not approved by security holders (2)	34,669	$2.85	—
Total	668,613	$5.29	678,000

(1)

Included are the 1,200,000 shares subject to the 2010 Plan, the issuance of which were approved by the shareholders at the 2010 Annual Meeting. As a result of the shareholder approval, the Company made the decision to amend the cash-settled SARs granted during fiscal year 2010 to stock-settled SARs effective October 21, 2011.

(2)	Consists of the Key Tronic Corporation 2000 Employee Stock Option Plan.

Information under the caption “Beneficial Ownership of Securities” in the Company’s 2011 Proxy Statement is incorporated herein by this reference.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under the caption “Related Person Transactions”, “Compensation Committee Interlocks and Insider Participation”, and “Directors’ Independence” in the Company’s 2011 Proxy Statement is incorporated herein by this reference.

Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Principal Accountant Fees and Services” in the Company’s 2011 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

2. SCHEDULES

II. Consolidated Valuation and Qualifying Accounts	57

Other schedules are omitted because of the absence of conditions under which they are required, or because required information is given in the financial statements or notes thereto.

3. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to the Exhibits to the Company’s form 10-K for the year ended June 30, 1986

3.2	Bylaws, as amended, incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 30, 1986

10.1*	Executive Stock Option Plan, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended June 30, 1986

10.2*	Amended and Restated 1990 Stock Option Plan for Non-Employee Directors, as amended, incorporated by reference to the Company’s 1997 Proxy Statement (dated October 10, 1997), pages 14-17

10.3*	1995 Executive Stock Option Plan, incorporated by reference to the Company’s 1995 Proxy Statement, pages 19-22

10.4*	2000 Employee Stock Option Plan, incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.5*	Officers’ Employment Contracts, incorporated by reference to the Company’s 1998 Proxy Statement, pages 10 and 11

10.6*	Employment Contract with Michael D. Chard, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended July 1, 2000

10.7*	Addenda to Officers’ Employment Contracts, incorporated by reference to Exhibits to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.8*	Description of Retention Bonus Plan, incorporated by reference to the Exhibits to the Company’s 10-Q for the quarter ended December 28, 2002

10.9*	Addenda to Officers’ Employment Contracts, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended June 29, 2002

10.10	Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended September 29, 2001

10.11	First and Second Amendments to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 29, 2002

10.12	Third Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended December 29, 2002

10.13	Fourth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 28, 2003

10.14	Fifth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended December 27, 2003

10.15	Sixth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended April 3, 2004

10.16	Seventh Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended July 3, 2004

10.17	Eighth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended July 3, 2004

10.18	Ninth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended October 2, 2004

10.19	Tenth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibit to the Company’s Form 8-K filed April 4, 2005

10.20	Promise to execute a Purchase and Sale Agreement with Key Safety Systems de Mexico, S.A. de C.V., incorporated by reference to the Exhibit to the Company’s Form 8-K filed April 26, 2005

10.21	Summary of material terms and conditions of the Purchase and Sale Agreement with Key Safety Systems de Mexico, S.A. de C.V., incorporated by reference to the Exhibit to the Company’s Form 8-K filed June 6, 2005

10.22*	Summary of Key Tronic Corporation Incentive Compensation Plan, incorporated by reference to Exhibit 10.23* the Company’s Form 10-K for the year ended July 2, 2005

10.23*	Employment Contract between Key Tronic Corporation and George Robert Alford, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 26, 2006

10.24*	Summary of Incentive Compensation Plan Performance goals and Target Payments for fiscal year 2007, incorporated by reference to the Company’s Form 8-K filed July 28, 2006

10.25*	Summary of Fiscal Years 2007 – 2009 Long Term Incentive Plan Performance Measures and Awards, incorporated by reference to the Company’s Form 8-K filed July 28, 2006

10.26*	Summary of Key Tronic Corporation Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 27, 2005

10.27	Twelfth Amendment to Financing Agreement with CIT Group Business Credit, Inc., incorporated by reference to the Exhibit to the Company’s Form 8-K filed September 7, 2006

10.28	Summary of material terms and conditions of the Purchase and Sale Agreement with Todenko Mexico S.A. de C.V., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 12, 2006

10.29	Summary of material terms and conditions of the Purchase and Sale Agreement with Todenko Mexico S.A. de C.V., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 20, 2006

10.30	Summary of material terms and conditions of the Sale and Purchase Agreement with Adevco Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 5, 2007

10.31	Summary of Second Amendment to Agreement of Sale and Purchase Agreement with Adevco Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 11, 2007

10.32*	Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2008 and Fiscal Years 2008 – 2010 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 27, 2007

10.33*	Summary of Incentive Compensation Plan Performance Goals and Target payments for Fiscal Year 2009 and Fiscal Years 2009 – 2011 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 24, 2008

10.34*	Summary of Incentive Compensation Plan Performance Goals and Target payments for Fiscal Year 2010 and Fiscal Years 2010 – 2012 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 23, 2009

10.35	Financing Agreement with Wells Fargo Bank, N.A., incorporated by reference to the Exhibits to the Company’s Form 8-K filed on August 24, 2009

10.36*	2010 Incentive Plan, incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K for the year ended July 3, 2010

10.37*	Employment Contract with Douglas G. Burkhardt, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended July 3, 2010

10.38	Summary of material terms and conditions of the Purchase and Sale Agreement with Autopartes Y Arneses de Mexico S.A. de C.V., incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the year ended July 3, 2010

10.39*	Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2011 and Fiscal Years 2011 – 2013 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 27, 2011

10.40*	Amendment to Employment Contract of Craig D. Gates, dated August 23, 2011; of Ronald F. Klawitter, dated August 23, 2011 and of Douglas G. Burkhardt dated September 6, 2011; submitted here with the Company’s Form 10-K for the year ended July 2, 2011

21.	Subsidiaries of Registrant, submitted herewith

23.1	Consent of Independent Registered Public Accounting Firm, submitted herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, submitted herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, submitted herewith

32.1	Section 1350 Certification of Chief Executive Officer, submitted herewith

32.2	Section 1350 Certification of Chief Financial Officer, submitted herewith

*	Management contract or compensatory plan or arrangement

PART IV

SCHEDULE II

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

FISCAL YEARS ENDED JULY 2, 2011, JULY 3, 2010, AND JUNE 27, 2009

	2011	2010	2009
		(in thousands)
Allowance for Obsolete Inventory
Balance at beginning of year	$1,303	$409	$236
Provisions	299	2,182	303
Dispositions	(870)	(1,288)	(130)

Balance at end of year	$732	$1,303	$409

Allowance for Doubtful Accounts
Balance at beginning of year	$111	$111	$110
Provisions	15	—	604
Write-offs	(15)	—	(603)

Balance at end of year	$111	$111	$111

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 12, 2011

KEY TRONIC CORPORATION

	By:	/s/ Craig D. Gates
Craig D. Gates, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Craig D. Gates	September 12, 2011
Craig D. Gates	Date
Director and President and Chief Executive Officer (Principal Executive Officer)

/s/ Ronald F. Klawitter	September 12, 2011
Ronald F. Klawitter	Date
Director and Executive Vice President of Administration, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Brett R. Larsen	September 12, 2011
Brett R. Larsen	Date
Vice President of Finance and Controller (Principal Accounting Officer)

/s/ James R. Bean	September 12, 2011
James R. Bean, Director	Date

/s/ Dale F. Pilz	September 12, 2011
Dale F. Pilz, Director and Chairman of the Board	Date

/s/ Yacov A. Shamash	September 12, 2011
Yacov A. Shamash, Director	Date

/s/ Patrick Sweeney	September 12, 2011
Patrick Sweeney, Director	Date