Form 10-Q
period 2011-10-01
KEY TRONIC CORP
filed 2011-11-14
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED OCTOBER 1, 2011

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

As of October 29, 2011, 10,446,687 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

*	Items are not applicable

“We”, “us”, “our”, “Company”, “KeyTronicEMS” and “KeyTronic”, unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 1, 2011	July 2, 2011
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$347	$1,232
Trade receivables, net (allowance for doubtful accounts of $0 and $111)	48,277	40,350
Inventories	46,728	41,554
Deferred income tax asset	4,689	3,900
Other	3,432	4,549

Total current assets	103,473	91,585

Property, plant and equipment—net	14,757	14,917
Other assets:
Deferred income tax asset	4,947	4,219
Other	516	1,643

Total other assets	5,463	5,862

Total assets	$123,693	$112,364

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$32,568	$26,149
Accrued compensation and vacation	3,726	4,436
Current portion of other long-term obligations	771	761
Other	3,107	1,932

Total current liabilities	40,172	33,278

Long-term liabilities:
Revolving loan	11,339	6,000
Deferred income tax liability	1,040	1,542
Other long-term obligations	5,911	3,521

Total long-term liabilities	18,290	11,063

Total liabilities	58,462	44,341

Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,447 and 10,399 shares, respectively	41,288	41,014
Retained earnings	26,516	25,269
Accumulated other comprehensive (loss) income	(2,573)	1,740

Total shareholders’ equity	65,231	68,023

Total liabilities and shareholders’ equity	$123,693	$112,364

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	October 1, 2011	October 2, 2010
	(in thousands, except per share amounts)
Net sales	$69,761	$63,340
Cost of sales	64,756	57,370

Gross profit on sales	5,005	5,970

Operating expenses:
Research, development and engineering	956	914
Selling, general and administrative	2,434	2,432

Total operating expenses	3,390	3,346

Operating income	1,615	2,624
Interest expense	103	72

Income before income tax provision	1,512	2,552
Income tax provision	265	810

Net income	$1,247	$1,742

Earnings per share – basic	$0.12	$0.17
Weighted average shares outstanding - basic	10,418	10,296
Earnings per share – diluted	$0.12	$0.17
Weighted average shares outstanding - diluted	10,446	10,403

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	October 1, 2011	October 2, 2010
	(in thousands)
Comprehensive income:
Net income	$1,247	$1,742
Other comprehensive (loss) income:
Unrealized (loss) gain on foreign exchange contracts	(4,313)	673

Comprehensive (loss) income	$(3,066)	$2,415

Other comprehensive (loss) income for the three months ended October 1, 2011 and October 2, 2010 is reflected net of tax of approximately $2.2 million and $0.4 million, respectively.

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	October 1, 2011	October 2, 2010
	(in thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$1,247	$1,742
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	573	532
Accretion of deferred gain on sale of building	—	(19)
Provision for obsolete inventory	92	80
Provision for warranty	60	31
Recovery of doubtful accounts	(111)	—
Gain on disposal of assets	—	(13)
Share-based compensation expense	146	142
Deferred income taxes	204	494
Changes in operating assets and liabilities:
Trade receivables	(7,816)	(436)
Inventories	(5,266)	(6,112)
Other assets	(497)	(928)
Accounts payable	6,419	(1,117)
Accrued compensation and vacation	(782)	(1,244)
Other liabilities	(56)	(696)

Cash used in operating activities	(5,787)	(7,544)

Cash flows from investing activities:
Purchase of property and equipment	(396)	(1,566)
Proceeds from sale of fixed assets	—	14

Cash used in investing activities	(396)	(1,552)

Cash flows from financing activities:
Payment of financing costs	—	(50)
Capital lease payments	(169)	—
Borrowings under revolving credit agreement	24,768	35,011
Repayment of revolving credit agreement	(19,429)	(25,514)
Proceeds from exercise of stock options	128	301

Cash provided by financing activities	5,298	9,748

Net (decrease) increase in cash and cash equivalents	(885)	652
Cash and cash equivalents, beginning of period	1,232	770

Cash and cash equivalents, end of period	$347	$1,422

Supplemental cash flow information:
Interest payments	$42	$74
Income tax payments, net of refunds	$116	$199

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2011.

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three month periods ended October 1, 2011 and October 2, 2010 were 13 week periods. Fiscal year 2012 will end on June 30, 2012 which is a 52 week year, and fiscal year 2011 which ended on July 2, 2011, was also a 52 week year.

2. Significant Accounting Policies

Reclassifications

As discussed in Note 5, the Company reclassified certain deferred tax assets and liabilities on its July 2, 2011 balance sheet. The reclassification was not material to the July 2, 2011 financial statements.

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

We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments based on new assessments and changes in estimates and which may not accurately forecast actual outcomes. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, we have not incurred charges for interest or penalties in relation to the underpayment of income taxes. The tax years 1993 through the present remain open to examination by the major taxing jurisdictions to which we are subject. Refer to Note 5 for further discussions.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the combination of other potentially dilutive weighted average common shares and the weighted average number of common shares outstanding during the period using the treasury stock method. The computation assumes the proceeds from the exercise of equity awards were used to repurchase common shares at the average market price during the period. The computation of diluted earnings per common share does not assume conversion, exercise, or contingent issuance of common stock equivalent shares that would have an anti-dilutive effect on earnings per share.

Fair Value of Financial Instruments

The carrying values of financial instruments reflected on the balance sheets at October 1, 2011 and July 2, 2011, reasonably approximate their fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is estimated to be $11.3 million and $6.0 million, respectively, as of October 1, 2011 and July 2, 2011, which approximates the carrying values.

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

On October 21, 2010, the Company obtained shareholder approval of the 2010 Incentive Plan at the Annual Shareholder Meeting. As a result, the Company replaced the cash-settlement feature with a net-share-settlement feature. As a result of the change the awards were reclassified from liability awards to equity awards effective October 21, 2010 at a weighted average fair value of $2.89.

On July 27, 2011, the Company granted 184,666 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $4.40 and a grant date weighted average fair market value of $2.20. In addition to service conditions, these SARs contain a performance condition. The additional performance condition is based upon the achievement of Return on Invested Capital (ROIC) goals relative to a peer group. All awards with performance conditions are measured over the vesting period and are charged to compensation expense over the requisite service period based on the number of shares expected to vest. The SARs cliff vest over a three-year period from date of grant and expire five years from date of grant.

The grant date fair value for the awards granted during the first quarter of fiscal year 2012 were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of July 27, 2011:

Expected dividend yield	0.00%
Risk – free interest rate	1.16%
Expected volatility	65.50%
Expected life	4.00
Fair value	$2.20

Total share-based compensation expense recognized during the three months ended October 1, 2011 and October 2, 2010 was as follows:

	Three Months Ended
	October 1, 2011	October 2, 2010
Stock Appreciation Rights	$146	$142

As of October 1, 2011 total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $1.2 million. This expense is expected to be recognized over a weighted average period of 2.08 years.

Options to purchase 47,500 and 65,799 shares of our common stock were exercised during the three months ended October 1, 2011 and October 2, 2010, respectively, with an immaterial amount of intrinsic value for both periods presented.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 amends Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements (ASC 820) by: (1) clarifying that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of non-financial assets; (2) allowing a reporting entity to measure the fair value of the net asset or net liability position in a manner consistent with how market participants would price the net risk position, if certain criteria are met; (3) providing a framework for considering whether a premium or discount can be applied in a fair value measurement; (4) providing that the fair value of an instrument classified in a reporting entity’s shareholders’ equity is estimated from the perspective of a market participant that holds the identical item as an asset; and (5) expanding the qualitative and quantitative fair value disclosure requirements. The expanded disclosures include, for Level 3 items, a description of the valuation process and a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. ASU 2011-04 also requires disclosures about the highest-and-best-use of a non-financial asset when this use differs from the asset’s current use and the reasons for such a difference. In addition, this ASU amends Accounting Standards Codification 820, Fair Value Measurements, to require disclosures to include any transfers between Level 1 and Level 2 of the fair value hierarchy. These amendments are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The amendments of ASU 2011-04, when adopted, are not expected to have a material impact on the Company’s consolidated financial statements.

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

3. Inventories

The components of inventories consist of the following (in thousands):

	October 1, 2011	July 2, 2011
Finished goods	$6,024	$5,660
Work-in-process	5,445	4,821
Raw materials and supplies	35,259	31,073

Total	$46,728	$41,554

4. Long-Term Debt

Note Payable - Bank

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

As of October 1, 2011, the Company had availability to borrow an additional $18.7 million under the Wells Fargo line of credit. The outstanding balance under the credit facility was $11.3 million as of October 1, 2011 and the interest rate being paid on the outstanding balance was 2.35% - 3.25%. The outstanding balance under the credit facility was $6.0 million as of July 2, 2011 and the interest rate on the outstanding balances was 2.48%.

5. Income Taxes

The Company has a domestic net operating loss (NOL) and tax credit carryforwards of approximately $13.0 million and $5.9 million, respectively, as of October 1, 2011. In accordance with ASC 740, Income Taxes, management assessed the Company’s recent operating results and estimated future taxable income. Based on the Company’s increased profitability and estimated future repatriation from foreign subsidiaries, the Company determined it is more likely than not that the NOL’s and a majority of the tax credits would be fully utilized prior to their expiration. The Company has a valuation allowance of approximately $0.7 million related to certain of the research and development tax credits at October 1, 2011 and July 2, 2011.

The Company expects to repatriate a portion of its foreign earnings based on increased sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company expects to repatriate approximately $8 million in the future. As such, earnings are recognized in the United States, and the Company would be subject to U.S. federal income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax have been recorded as part of deferred taxes as of October 1, 2011. Included in tax credits is $2.7 million related to foreign tax credits that can be used to offset future domestic income tax. All other unremitted foreign earnings are expected to remain permanently reinvested in planned fixed assets purchases in foreign locations.

The Company has a wholly owned foreign subsidiary in Mexico that utilizes certain tax credits related to production assets that currently offset all of the income tax liabilities under general Mexican income tax law. However, the Company is subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The Company anticipates that it will be taxable under IETU for the foreseeable future based on projected assets used in its operations. The effect of IETU and an associated presidential decree has been included in the effective tax rate for the quarter ending October 1, 2011.

The Company is required to pay taxes in China on its statutory foreign profits. Its subsidiary in China did not have statutory profits during the quarter ended October 1, 2011. However, the Company anticipates generating future taxable income in China and also anticipates utilizing the reminder of its Chinese NOL’s. Accordingly, there is no valuation allowance related to the Chinese NOL.

The Company’s effective tax rate differs from the federal tax rate as follows (in thousands):

	October 1, 2011	October 2, 2010
Federal income tax provision at statutory rate	$514	$868
Foreign earnings taxed at lower rates	(45)	(39)
Effect of foreign currency rate changes	(258)	—
Change in valuation allowance	—	61
Other	54	(80)

Income tax provision	$265	$810

ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. During the fourth quarter of the year ended July 2, 2011, the Company recorded an unrecognized tax benefit of approximately $0.8 million which is related to certain R&D tax credits generated in 2010 and prior years. No additional unrecognized tax benefits were recognized during the quarter ending October 1, 2011. The Company is finalizing the R&D credit study which was begun in the prior fiscal year. At this time, it is anticipated that additional gross credits and additional unrecognized tax benefit may be recorded in the future. However, at this time, management is not able to accurately estimate these amounts. Accordingly, no additional tax benefit or uncertain tax position has been recognized during the first quarter.

The July 2, 2011 balance sheet in the accompanying financial statements includes two reclassifications that were not reflected in the July 2, 2011 Form 10-K. The reclassifications decreased the short term deferred tax asset by approximately $0.6 million with a corresponding decrease in the current portion of the deferred tax liability. There was also a reclassification to decrease the long term portion of the deferred tax asset by approximately $3.6 million with a corresponding decrease in the deferred tax liability. These balance sheet reclassifications related to the netting of the deferred tax accounts within the same tax jurisdiction and did not impact the Company’s working capital, cash flows or income statement accounts and were not material to the July 2, 2011 consolidated financial statements.

6. Earnings Per Share

Basic earnings per share (EPS) is calculated by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by including both the weighted-average number of shares outstanding and any dilutive common share equivalents in the denominator. The following table presents a reconciliation of the denominator and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period:

	Three Months Ended
	(in thousands, except per share information)
	October 1, 2011	October 2, 2010
Net income	$1,247	$1,742
Weighted average shares outstanding - basic	10,418	10,296
Effect of dilutive common stock options	28	107

Weighted average shares outstanding - diluted	10,446	10,403

Earnings per share - basic	$0.12	$0.17
Earnings per share - diluted	$0.12	$0.17

Antidilutive options not included in diluted earnings per share	707	19

7. Commitments and Contingencies

Purchase Commitments

The Company had no material firm commitments to contractors and suppliers for capital expenditures at October 1, 2011.

Leases

The Company leases certain facilities, equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates over the next ten years.

Warranties

The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $17,000 and $10,000 as of October 1, 2011 and July 2, 2011, respectively.

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

The following table summarizes the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of October 1, 2011 and July 2, 2011 (in thousands):

	October 1, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Financial Liabilities:
Foreign currency forward contracts	$—	$(3,893)	$—	$(3,893)

	July 2, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$2,723	$—	$2,723
Financial Liabilities:
Foreign currency forward contracts	$—	$(82)	$—	$(82)

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

9. Derivative Financial Instruments

The Company has entered into foreign currency forward contracts which are accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the same period in which the underlying hedged transaction affects earnings. The derivative’s effectiveness represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.

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

As of October 1, 2011, the Company had outstanding foreign currency forward contracts with a total notional amount of $42.3 million. These contract maturity dates extend through March 2014. The Company entered into foreign currency forward contracts of $8.6 million and settled $4.2 million of such contracts during the three months ended October 1, 2011. During the same period of the previous year, the Company entered into foreign currency forward contracts of $3.9 million and settled $4.0 million of such contracts during the three months ended October 2, 2010. Subsequent to October 1, 2011, the Company did not enter into any additional foreign currency forward contracts.

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of October 1, 2011 and July 2, 2011 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	October 1, 2011 Fair Value	July 2, 2011 Fair Value
Foreign currency forward contracts	Other current assets	$—	$1,645
Foreign currency forward contracts	Other long-term assets	$—	$1,078
Foreign currency forward contracts	Other current liabilities	$(754)	$—
Foreign currency forward contracts	Other long-term liabilities	$(3,139)	$(82)

The following table summarizes the gain (loss) on derivative instruments on the Consolidated Statements of Income for the three months ended October 1, 2011 (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of July 2, 2011	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of October 1, 2011
Settled foreign currency forward contracts for the three months ended October 1, 2011	$268	$(47)	$(221)	$—
Unsettled foreign currency forward contracts	1,472	(4,045)	—	(2,573)

Total	$1,740	$(4,092)	$(221)	$(2,573)

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

The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts are major banking institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote. As of October 1, 2011, the net amount of existing loss expected to be reclassified into earnings within the next 12 months is approximately $0.5 million.

As of October 1, 2011, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

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

Executive Summary

Our net sales of $69.8 million for the three months ended October 1, 2011 increased by 10.1 percent as compared to net sales of $63.3 million for the three months ended October 2, 2010. The increase in net sales was primarily driven by an increase in revenues related to new programs for both new and longstanding customers, partially offset by the negative impact of the uncertain macroeconomic environment. We believe that we are well positioned in the electronics manufacturing services (EMS) industry to win new business in coming periods and profitably grow our revenue as the economy recovers.

The concentration of our largest customers increased during the first quarter of fiscal year 2012 with the top five customers’ sales increasing to 71.5 percent of total sales in the first three months of fiscal 2012 from 58.7 percent in same period of the prior year. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, computer accessories and electronic whiteboards. The total number of our customers continued to increase during the first quarter of fiscal year 2012.

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

Gross profit as a percent of sales was 7.2 percent for the three months ended October 1, 2011 as compared to 9.4 percent for same three month period of the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily due to an increase in material costs as a percentage of net sales. The increase in material cost was primarily related to a change in the mix of customer programs and a higher material content in certain products, partially offset by increased leverage of certain overhead costs.

Operating income as a percentage of sales for the three months ended October 1, 2011 was 2.3 percent compared to 4.1 percent for the three months ended October 2, 2010. The decrease in operating income as a percentage of sales was primarily due to a lower gross margin during the first quarter of fiscal 2012 as compared with the same period of the prior year. This decrease was partially offset by our continued success in leveraging operating expenses as selling general and administrative expenses and RD&E expenses were both relatively flat as compared with the first quarter of the prior year.

Net income for the three months ended October 1, 2011 was $1.2 million or $0.12 per diluted share, down from $1.7 million or $0.17 per diluted share for the three months ended October 2, 2010. The decrease in net income for three months ended October 1, 2011 as compared to the same period in fiscal year 2011 was primarily due to the approximate 2.2 percentage point decline in our gross margin discussed above and in further detail in “Results of Operations” section.

We maintain a strong balance sheet with a current ratio of 2.6 and a long-term debt to equity ratio of 0.20. Total cash used in operating activities as defined on our cash flow statement was $5.8 million during the three months ended October 1, 2011. We maintain sufficient liquidity for our expected future operations and had $11.3 million in borrowings on our $30.0 million revolving line of credit with Wells Fargo, N.A. of which $18.7 million remained available at October 1, 2011. We believe cash flow from operations, our borrowing capacity, and equipment lease financing should provide adequate capital for planned growth.

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

The accounting policies and estimates listed below are those that we believe are the most critical to our consolidated financial condition and results of operations. They are also the accounting policies that typically require our most difficult, subjective and complex judgments and estimates, often for matters that are inherently uncertain. Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended July 2, 2011, for further details.

•	Inactive, Obsolete, and Surplus Inventory Reserve

•	Allowance for Doubtful Accounts

•	Accrued Warranty

•	Income Taxes

•	Stock-Based Compensation

•	Impairment of Long-Lived Assets

•	Derivatives and Hedging Activity

RESULTS OF OPERATIONS

Comparison of the Three Months Ended October 1, 2011 with the Three Months Ended October 2, 2010

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.

The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended October 1, 2011 as compared to the three months ended October 2, 2010. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	October 1,	% of	October 2,	% of		% point
	2011	net sales	2010	net sales	$ change	change
Net sales	$69,761	100.0%	$63,340	100.0%	$6,421	—%
Cost of sales	64,756	92.8	57,370	90.6	7,386	2.2

Gross profit	5,005	7.2	5,970	9.4	(965)	(2.2)
Operating expenses:
Research, development and engineering	956	1.4	914	1.5	42	(0.1)
Selling, general and administrative	2,434	3.5	2,432	3.8	2	(0.3)

Total operating expenses	3,390	4.9	3,346	5.3	44	(0.4)

Operating income	1,615	2.3	2,624	4.1	(1,009)	(1.8)
Interest expense, net	103	0.1	72	0.1	31	—

Income before income taxes	1,512	2.2	2,552	4.0	(1,040)	(1.8)
Income tax provision	265	0.4	810	1.3	(545)	(0.9)

Net income	$1,247	1.8%	$1,742	2.7%	$(495)	(0.9)%

Effective income tax rate	17.5%		31.7%

Net Sales

The increase in net sales was primarily driven by an approximate $16.8 million increase in revenues related to new programs for both new and longstanding customers. This increase was partially offset by a $7.4 million net decline related to decreased demand from current customer programs. In addition, we experienced an approximate $3.0 million decline primarily related to the negative impact of end-of-life customer programs and to a lesser extent customer program losses. We believe the negative impact of the uncertain macroeconomic environment is reflected in the analysis of our new and longstanding customer programs discussed above.

In the first quarter of fiscal 2012, we continued to ramp up our new customer programs and further diversified our customer portfolio across a wide range of industries. Despite the macroeconomic uncertainty, we remain strongly positioned to win new business and currently expect to see revenue growth driven by increased production levels of new programs for both new and longstanding customers. Sales in the second quarter of fiscal year 2012 are expected to be in the range of $75 million to $80 million. Future results will depend on actual levels of customers’ orders, the timing of the start up of production of new product programs and the impact of the industry-wide shortages in the global supply chain. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

Gross Profit

Gross profit as a percentage of sales for the first quarter of fiscal year 2012 was 7.2 percent compared to 9.4 percent for the first quarter of fiscal year 2011. This 2.2 percentage point decline is primarily related to a 2.8 percentage point increase in material costs as a percent of net sales resulting from higher material content in certain new product offerings, partially offset by a 0.6 percentage point improvement in leveraging of certain overhead costs The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a $0.1 million provision for obsolete inventory for the first three months of fiscal year 2012. We recorded an $80,000 provision for obsolete inventory for the first three months of fiscal year 2011. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses

Total selling general and administrative (SG&A) expenses remained flat at $2.4 million during the first quarter of fiscal year 2012 as compared to the first quarter of fiscal year 2011.

Total research, development, and engineering (RD&E) expenses were $1.0 million and $0.9 million during the first quarters of fiscal years 2012 and 2011, respectively. This $0.1 million increase is primarily related to increased headcount as a result of our growing customer base.

Interest

Interest expense increased to $103,000 in the first quarter of fiscal year 2012 from $72,000 in the first quarter of fiscal year 2011. The increase in interest expense in the first quarter of fiscal year 2012 as compared to the same period of fiscal year 2011 is primarily due to an increase in the average outstanding revolving line of credit balance and capital lease obligations.

Income Taxes

The effective tax rate for the first quarter of fiscal year 2012 was 17.5 percent compared to 31.7 percent for the same period in fiscal 2011. The decreased effective tax rate is primarily attributable to of the fact that the statutory domestic tax rate of 34 percent is offset by lower effective tax rates in foreign jurisdictions and changes in deferred foreign tax liabilities related to fluctuations of foreign currency translation. For further information on taxes see Note 5 of the “Notes to Consolidated Financial Statements”.

Our judgments regarding deferred tax assets and liabilities may change due to changes in market conditions, changes in estimates, changes in tax laws or other factors. If assumptions and estimates change in the future the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional deferred income tax expense or benefit in subsequent periods.

Backlog

On October 1, 2011, we had an order backlog of approximately $53.2 million. This compares with a backlog of approximately $52.4 million on October 2, 2010. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Net cash used in operating activities for the three months ended October 1, 2011 was $5.8 million, compared to net cash used in operating activities of $7.5 million during the same period of the prior fiscal year.

Working capital was $63.3 million during the three months ended October 1, 2011 as compared to working capital of $55.2 million during the three months ended October 2, 2010. The $8.1 million increase in working capital year-over-year was primarily the result of a $5.3 million increase in inventory, a $7.8 million increase in accounts receivable, and a $6.4 million increase in accounts payable during the three months ended October 1, 2011. Whereas during the three months ended October 2, 2010 the $7.5 million of cash flows used in operating activities resulted primarily from a $6.1 million increase in inventory and a $1.1 million decrease in accounts payable. Accounts payable fluctuates with the timing of inventory receipts and negotiated supplier terms. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change the amount of inventory may also fluctuate.

Investing Cash Flow

Cash flows used in investing activities were $0.4 million during the first three months of fiscal year 2012. During the three months ended October 1, 2011, we spent $0.4 million for capital additions compared to $1.6 million in the same period of the previous fiscal year. Our capital expenditures primarily consist of purchases of manufacturing equipment to support our production facilities and to a lesser extent leasehold improvements to corporate headquarters. We also use leases to acquire equipment. Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.

Financing Cash Flow

Cash flows provided by financing activities were $5.3 million during the first three months of fiscal year 2012 as compared to $9.7 million in the same period of the previous fiscal year. Our primary financing activity during the first three months of fiscal years 2012 and 2011 was borrowing and repayment under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $30 million, subject to availability. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the JP Morgan Chase prime rate, daily one month LIBOR plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of our trailing four quarters EBITDA.

As of October 1, 2011, we were in compliance with our loan covenants and approximately $18.7 million was available under the revolving line of credit facility. The outstanding balance under the credit facility was $11.3 million as of October 1, 2011 and the interest rate being paid on the outstanding balance was 2.35% - 3.25%.

Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future.

Contractual Obligations

We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended July 2, 2011. There have been no other material changes in contractual obligations outside the ordinary course of business since July 2, 2011.

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

Foreign Manufacturing Operations and Currencies

Most of the products manufactured by us are produced at our facilities located in Mexico and China. These international operations may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;

•	political and economic instability (including acts of terrorism, civil unrest, forms of violence and outbreaks of war), which could impact our ability to ship and/or receive product;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting accounts receivable;

•	export duties, import controls and trade barriers (including quotas);

•	governmental restrictions on the transfer of funds;

•	burdens of complying with a wide variety of foreign laws and labor practices;

•	fluctuations in currency exchange rates, which could affect component costs, local payroll, utility and other expenses;

•	inability to utilize net operating losses generated by our foreign operations to reduce our U.S. income taxes; and

•	our foreign locations may be impacted by hurricanes, earthquakes, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions and other natural or manmade disasters.

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

Dilution and Stock Price Volatility

Holders of the common stock will suffer immediate dilution to the extent outstanding equity awards are exercised to purchase common stock. Our stock price may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to us such as variations in quarterly operating results or changes in earnings estimates, or to factors relating to the EMS industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility is secured by substantially all of our assets. The interest rates applicable to our revolving credit facility fluctuate with the JP Morgan Chase Bank prime rate and LIBOR rates. There was outstanding $11.3 million in borrowings under our revolving credit facility as of October 1, 2011, and the range of interest being paid on the outstanding balance was 2.48% - 3.25%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving line of credit.

Foreign Currency Exchange Risk

A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $42.3 million of foreign currency forward contracts as of October 1, 2011. The fair value of these contracts was approximately a negative $3.9 million. See Note 9 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of October 1, 2011, the Company’s disclosure controls and procedures are effective based on that criteria.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during our first quarter ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

There are no material changes to the risk factors set forth in Part I Item 1A in the Company’s Annual Report on Form 10-K for the year ended July 2, 2011.

Item 4. Removed and Reserved

Item 6. Exhibits

(31.1)	Certification of Chief Executive Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

(31.2)	Certification of Chief Financial Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

(32.1)	Certification of Chief Executive Officer (18 U.S.C. 1350)

(32.2)	Certification of Chief Financial Officer (18 U.S.C. 1350)

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/S/ CRAIG D. GATES
Craig D. Gates President and Chief Executive Officer (Principal Executive Officer)	Date: November 14, 2011

/S/ RONALD F. KLAWITTER
Ronald F. Klawitter Executive Vice President of Administration, Chief Financial Officer and Treasurer (Principal Financial Officer)	Date: November 14, 2011