Form 10-Q
period 2011-12-31
KEY TRONIC CORP
filed 2012-02-13
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED DECEMBER 31, 2011

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

As of January 28, 2012, 10,446,687 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

*	Items are not applicable

“We”, “us”, “our”, “Company”, “KeyTronicEMS” and “KeyTronic”, unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2011	July 2, 2011
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$596	$1,232
Trade receivables, net (allowance for doubtful accounts of $0 and $111)	47,479	40,350
Inventories	53,245	41,554
Deferred income tax asset	4,742	3,900
Other	4,016	4,549

Total current assets	110,078	91,585

Property, plant and equipment – net	16,556	14,917
Other assets:
Deferred income tax asset	7,553	4,219
Other	574	1,643

Total other assets	8,127	5,862

Total assets	$134,761	$112,364

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$41,170	$26,149
Accrued compensation and vacation	4,276	4,436
Current portion of other long-term obligations	781	761
Other	3,905	1,932

Total current liabilities	50,132	33,278

Long-term liabilities:
Revolving loan	7,483	6,000
Deferred income tax liability	811	1,542
Other long-term obligations	7,554	3,521

Total long-term liabilities	15,848	11,063

Total liabilities	65,980	44,341

Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, no par value (in thousands) - shares authorized 25,000; issued and outstanding 10,447 and 10,399 shares, respectively	41,442	41,014
Retained earnings	29,690	25,269
Accumulated other comprehensive (loss) income	(2,351)	1,740

Total shareholders’ equity	68,781	68,023

Total liabilities and shareholders’ equity	$134,761	$112,364

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(in thousands, except per share amounts)
Net sales	$84,454	$61,038	$154,215	$124,378
Cost of sales	77,586	55,592	142,342	112,962

Gross profit on sales	6,868	5,446	11,873	11,416
Research, development and engineering expenses	1,157	961	2,113	1,875
Selling, general and administrative expenses	2,916	2,770	5,350	5,202

Income from operations	2,795	1,715	4,410	4,339
Interest expense	124	75	227	147

Income before income taxes	2,671	1,640	4,183	4,192
Income tax (benefit) provision	(503)	(93)	(238)	717

Net income	$3,174	$1,733	$4,421	$3,475

Net income per share — Basic	$0.30	$0.17	$0.42	$0.34

Weighted average shares outstanding — Basic	10,447	10,345	10,432	10,321

Net income per share — Diluted	$0.30	$0.17	$0.42	$0.33

Weighted average shares outstanding — Diluted	10,479	10,448	10,462	10,420

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(in thousands)
Comprehensive income:
Net income	$3,174	$1,733	$4,421	$3,475
Other comprehensive income:
Unrealized gain (loss) on foreign exchange contracts	222	410	(4,091)	1,083

Comprehensive income	$3,396	$2,143	$330	$4,558

Other comprehensive income for the three months ended December 31, 2011 and January 1, 2011 is reflected net of tax of approximately $115,000 and $221,000, respectively. Other comprehensive income for the six months ended December 31, 2011 and January 1, 2011 is reflected net of tax of approximately ($2.1) million and $572,000, respectively.

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31, 2011	January 1, 2011
	(in thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$4,421	$3,475
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,154	1,082
Accretion of deferred gain on sale of building	—	(39)
Provision for obsolete inventory	158	152
Provision for warranty	60	75
(Recovery of) provision for doubtful accounts	(111)	15
Gain on disposal of assets	—	(13)
Share-based compensation expense	300	256
Deferred income taxes	(2,596)	621
Changes in operating assets and liabilities:
Trade receivables	(7,018)	(3,152)
Inventories	(11,849)	(6,965)
Other assets	(1,159)	(2,683)
Accounts payable	15,022	(4,148)
Accrued compensation and vacation	(160)	(980)
Other liabilities	2,626	(711)

Cash provided by (used in) operating activities	848	(13,015)

Cash flows from investing activities:
Purchase of property and equipment	(2,765)	(2,772)
Proceeds from sale of fixed assets	9	15
Proceeds from life insurance	—	113

Cash used in investing activities	(2,756)	(2,644)

Cash flows from financing activities:
Payment of financing costs	—	(50)
Capital lease payments	(339)	—
Borrowings under revolving credit agreement	53,865	60,779
Repayment of revolving credit agreement	(52,382)	(44,552)
Proceeds from exercise of stock options	128	349

Cash provided by financing activities	1,272	16,526

Net (decrease) increase in cash and cash equivalents	(636)	867
Cash and cash equivalents, beginning of period	1,232	770

Cash and cash equivalents, end of period	$596	$1,637

Supplemental cash flow information:
Interest payments	$174	$227
Income tax payments, net of refunds	$227	$276

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Shares	Common Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(in thousands)
Balances, July 2, 2011	10,399	$41,014	$25,269	$1,740	$68,023
Net income	—	—	4,421	—	4,421
Unrealized loss on foreign exchange contracts	—	—	—	(4,091)	(4,091)
Exercise of stock options	48	128	—	—	128
Stock-based compensation	—	300	—	—	300

Balances, December 31, 2011	10,447	$41,442	$29,690	$(2,351)	$68,781

See accompanying notes to condensed consolidated financial statements.

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

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three and six month periods ended December 31, 2011 and January 1, 2011 were 13 week and 26 week periods, respectively. Fiscal year 2012 will end on June 30, 2012 which is a 52 week year, and fiscal year 2011 which ended on July 2, 2011, was also a 52 week year.

2. Significant Accounting Policies

Reclassifications

As discussed in Note 5, in the first quarter fiscal year 2012 financial statements the Company reclassified certain deferred tax assets and liabilities on its July 2, 2011 balance sheet. The reclassification was not material to the July 2, 2011 financial statements.

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

Fair Value of Financial Instruments

The carrying values of financial instruments reflected on the balance sheets at December 31, 2011 and January 1, 2011, reasonably approximate their fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is estimated to be $7.5 million and $6.0 million, respectively, as of December 31, 2011 and July 2, 2011, which approximates the carrying values.

Share-based Compensation

The Company’s incentive plan provides for equity and liability awards to employees and non-employee directors in the form of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock –based or cash-based awards. Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period, and is recorded as employee compensation expense in cost of goods sold and selling general and administrative expenses. Share-based compensation is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations.

On October 21, 2010, the Company obtained shareholder approval of the 2010 Incentive Plan at the Annual Shareholder Meeting. As a result, the Company replaced the cash-settlement feature with a net-share-settlement feature for the SARs granted during the fourth quarter of fiscal 2010. Therefore the awards were reclassified from liability awards to equity awards effective October 21, 2010 at a weighted average fair value of $2.89.

On July 27, 2011, the Company granted 184,666 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $4.40 and a grant date weighted average fair market value of $2.20. In addition to service conditions, these SARs contain a performance condition. The additional performance condition is based upon the achievement of Return on Invested Capital (ROIC) goals relative to a peer group. All awards with performance conditions are measured over the vesting period and are charged to compensation expense over the requisite service period based on the number of shares expected to vest. The SARs cliff vest after a three-year period from date of grant and expire five years from date of grant.

The grant date fair value for the awards granted during the first quarter of fiscal year 2012 were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of July 27, 2011:

Expected dividend yield	0.00%
Risk – free interest rate	1.16%
Expected volatility	65.50%
Expected life	4.00

Total share-based compensation expense recognized during the three and six months ended December 31, 2011 and January 1, 2011 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Stock Appreciation Rights	$154	$114	$300	$256

As of December 31, 2011 total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $1.0 million. This expense is expected to be recognized over a weighted average period of 1.77 years.

No options to purchase shares of common stock were exercised during the three months ended December 31, 2011 and 18,334 options to purchase shares of common stock were exercised during the three months ended January 1, 2011, with an immaterial amount of intrinsic value for the three months ended January, 1, 2011. Options to purchase 47,500 and 84,133 shares of common stock were exercised during the six months ended December 31, 2011 and January 1, 2011, respectively, with an immaterial amount of intrinsic value for both periods presented.

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

In December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The Board has reinstated the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05. The amendments of ASU 2011-12 are not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this Update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for fiscal years beginning after January 1, 2013 and for interim periods within those fiscal years. The amendments of ASU 2011-11 are not expected to have a material impact on the Company’s consolidated financial statements.

3. Inventories

The components of inventories consist of the following (in thousands):

	December 31, 2011	July 2, 2011
Finished goods	$7,939	$5,660
Work-in-process	5,751	4,821
Raw materials and supplies	39,555	31,073

Total	$53,245	$41,554

4. Long-Term Debt

Note Payable – Bank

On October 15, 2010, the Company entered into an amended credit agreement with Wells Fargo Bank, N.A. thereby increasing its revolving line of credit facility for up to $30 million and extending the term of the credit agreement to October 15, 2013. On January 30, 2012, the Company entered into a second amendment to the credit agreement thereby extending the term to October 15, 2016. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The revolving line of credit is secured by substantially all of the assets of the Company.

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

As of December 31, 2011, the Company had availability to borrow an additional $22.5 million under the Wells Fargo Bank, N.A. line of credit. The outstanding balance under the credit facility was $7.5 million as of December 31, 2011 and the interest rate being paid on the outstanding balance was in the range of 2.48% - 3.25%. As of July 2, 2011, the outstanding balance under the credit facility was $6.0 million and the interest rate on the outstanding balance was in the range of 2.48% - 3.25%.

5. Income Taxes

The Company has a domestic net operating loss (NOL) and tax credit carryforwards of approximately $10.4 million and $7.7 million, respectively, as of December 31, 2011. In accordance with ASC 740, Income Taxes, management assesses the Company’s recent operating results and estimated future taxable income. Based on the Company’s continued and increased profitability and estimated future repatriation from foreign subsidiaries, the Company believes it is more likely than not that the NOL’s and a majority of the tax credits will be fully utilized prior to their expiration. The Company has a valuation allowance of approximately $0.9 million related to certain research and development tax credits at December 31, 2011 because it is anticipated that those credits will expire prior to utilization.

The Company expects to repatriate a portion of its foreign earnings based on increased sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $8.8 million in the future. As such, earnings are recognized in the United States, and the Company would be subject to U.S. federal income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax have been recorded as part of deferred taxes as of December 31, 2011. All other unremitted foreign earnings are expected to remain permanently reinvested in planned fixed assets purchases in foreign locations.

The Company has a wholly owned foreign subsidiary in Mexico that utilizes certain tax credits related to production assets that currently offset all of the income tax liabilities under general Mexican income tax law. However, the Company is subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The Company anticipates that it will be taxable under IETU for the foreseeable future based on projected assets used in its operations. The effect of IETU and an associated presidential decree has been included in the effective tax rate for the quarter ending December 31, 2011.

The Company is required to pay taxes in China on its statutory foreign profits. Its subsidiary in China had statutory profits during the quarter ended December 31, 2011 and it is anticipated that the Chinese subsidiary will utilize the remainder of its NOL carryforward during the fiscal year ending June 30, 2012. Accordingly, there is no valuation allowance related to the Chinese NOL.

The Company’s effective tax rate differs from the federal tax rate as follows (in thousands):

	Three Months Ended
	December 31, 2011	January 1, 2011
Federal income tax expense at statutory rate	$927	$558
Foreign earnings taxed at lower rates	(229)	(551)
Effect of foreign currency rate changes	106	—
Recognition of tax credits	(1,469)	—
Change in valuation allowance	183	(13)
Other	(21)	(87)

Income tax provision	$(503)	$(93)

	Six Months Ended
	December 31, 2011	January 1, 2011
Federal income tax expense at statutory rate	$1,441	$1,425
Foreign earnings taxed at lower rates	(274)	(542)
Effect of foreign currency rate changes	(151)	—
Recognition of tax credits	(1,469)	—
Change in valuation allowance	183	(13)
Other	32	(167)

Income tax provision	$(238)	$703

ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. During the fourth quarter of the year ended July 2, 2011, the Company recorded an unrecognized tax benefit of approximately $0.8 million which is related to certain R&D tax credits generated in 2010 and prior years. In the fourth quarter of 2011, a second and distinct unit of account was identified for potential additional R&D credits and the Company initiated a study to analyze the relevant case law and the specific facts and circumstances in this area. During the quarter ended December 31, 2011, the Company recognized an additional $4.0 million of additional tax credits based upon the updated results of this study. For the additional R&D tax credits recorded in December 2011, the Company also recorded $2.0 million of additional unrecognized tax benefits based upon its assessment under ASC 740. The Company accounted for these credits and the related net unrecognized tax benefits as a change in estimate and as a discrete item in December 2011.

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

	Three Months Ended
	(in thousands, except per share information)
	December 31, 2011	January 1, 2011
Net income	$3,174	$1,733
Weighted average shares outstanding - basic	10,447	10,345
Effect of dilutive common stock options	32	103

Weighted average shares outstanding - diluted	10,479	10,448

Earnings per share - basic	$0.30	$0.17
Earnings per share - diluted	$0.30	$0.17

Antidilutive options not included in diluted earnings per share	707	541

	Six Months Ended
	(in thousands, except per share information)
	December 31, 2011	January 1, 2011
Net income	$4,421	$3,475
Weighted average shares outstanding - basic	10,432	10,321
Effect of dilutive common stock options	30	99

Weighted average shares outstanding - diluted	10,462	10,420

Earnings per share - basic	$0.42	$0.34
Earnings per share - diluted	$0.42	$0.33

Antidilutive options not included in diluted earnings per share	707	541

7. Commitments and Contingencies

Purchase Commitments

The Company had no material firm commitments to contractors and suppliers for capital expenditures at December 31, 2011.

Leases

The Company leases certain facilities, equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates over the next ten years.

Warranties

The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $10,000 as of December 31, 2011 and July 2, 2011.

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

The following table summarizes the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2011 and July 2, 2011 (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Financial Liabilities:
Foreign currency forward contracts	$—	$(3,556)	$—	$(3,556)

	July 2, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$2,723	$—	$2,723
Financial Liabilities:
Foreign currency forward contracts	$—	$(82)	$—	$(82)

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

The Company transacts business in Mexico and is subject to the risk of foreign currency exchange rate fluctuations. The Company enters into foreign currency forward contracts to manage the foreign currency fluctuations for Mexican peso denominated payroll, utility, tax, and accounts payable expenses. The foreign currency forward contracts have terms that were effective to the underlying transactions being hedged.

As of December 31, 2011, the Company had outstanding foreign currency forward contracts with a total notional amount of $41.9 million. These contract maturity dates extend through June 2014. The Company entered into foreign currency forward contracts of $3.6 million and settled $4.0 million of such contracts during the three months ended December 31, 2011. During the same period of the previous year, the Company entered into foreign currency forward contracts of $2.9 million and settled $3.5 million of such contracts.

For the six months ended December 31, 2011, the Company entered into forward contracts of $12.2 million and settled $8.2 million of such contracts. During the same period of the previous year, the Company entered into foreign currency forward contracts of $6.8 million and settled $7.5 million of such contracts.

Subsequent to December 31, 2011, the Company entered into an additional $5.0 million foreign currency forward contracts.

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of December 31, 2011 and July 2, 2011 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2011 Fair Value	July 2, 2011 Fair Value
Foreign currency forward contracts	Other current assets	$—	$1,645
Foreign currency forward contracts	Other long-term assets	$—	$1,078
Foreign currency forward contracts	Other current liabilities	$(839)	$—
Foreign currency forward contracts	Other long-term liabilities	$(2,717)	$(82)

The following tables summarize the gain on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended December 31, 2011 and January 1, 2011, respectively (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of October 1, 2011	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of December 31, 2011
Settled foreign currency forward contracts for the three months ended December 31, 2011	$(170)	$15	$155	$—
Unsettled foreign currency forward contracts	(2,403)	52	—	(2,351)

Total	$(2,573)	$67	$155	$(2,351)

Derivatives Designated as Hedging Instruments	AOCI Balance as of October 2, 2010	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of January 1, 2011
Settled foreign currency forward contracts for the three months ended January 1, 2011	$107	$139	$(246)	$—
Unsettled foreign currency forward contracts	324	517	—	841

Total	$431	$656	$(246)	$841

The following tables summarize the gain on derivative instruments, net of tax, on the Consolidated Statements of Income for the six months ended December 31, 2011 and January 1, 2011, respectively (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of July 2, 2011	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of December 31, 2011
Settled foreign currency forward contracts for the six months ended December 31, 2011	$534	$(469)	$(65)	$—
Unsettled foreign currency forward contracts	1,206	(3,557)	—	(2,351)

Total	$1,740	$(4,026)	$(65)	$(2,351)

Derivatives Designated as Hedging Instruments	AOCI Balance as of July 3, 2010	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of January 1, 2011
Settled foreign currency forward contracts for the six months ended January 1, 2011	$173	$349	$(522)	$—
Unsettled foreign currency forward contracts	(415)	1,256	—	841

Total	$(242)	$1,605	$(522)	$841

The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts are major banking institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote. As of December 31, 2011, the net amount of existing loss expected to be reclassified into earnings within the next 12 months is approximately ($0.6) million.

As of December 31, 2011, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

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

Executive Summary

Net sales of $84.5 million for the second quarter of fiscal year 2012 increased by 38.4 percent as compared to net sales of $61.0 million for the second quarter of fiscal year 2011. The increase in net sales was primarily driven by an increase in revenues related to new programs for both new and longstanding customers, partially offset by the negative impact of the uncertain macroeconomic environment. We believe that we are well positioned in the electronics manufacturing services (EMS) industry to win new business in coming periods and profitably grow our revenue as the economy recovers.

The concentration of our top five customers’ sales increased to 71.8 percent of total sales in the second quarter of fiscal year 2012 from 56.2 percent in same period of the prior fiscal year. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, military supplies computer accessories and electronic whiteboards. The total number of our customers generating revenue during the second quarter of fiscal year 2012 was 40 customers, as compared to 26 customers during the same period of the previous fiscal year.

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

Gross profit as a percent of sales was 8.1 percent for the second quarter of fiscal year 2012 as compared to 8.9 percent for same quarter of the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily due to an increase in material costs as a percentage of net sales. The increase in material cost was primarily related to a change in the mix of customer programs and a higher material content in certain products, partially offset by increased leverage of certain overhead costs.

Operating income as a percentage of sales for the second quarter of fiscal year 2012 was 3.3 percent compared to 2.8 percent for the same quarter of the prior fiscal year. The increase in operating income as a percentage of sales was primarily due to our continued success in leveraging operating expenses, partially offset by a lower gross margin.

Net income for the second quarter of fiscal 2012 was $3.2 million or $0.30 per diluted share, as compared to $1.7 million or $0.17 per diluted share for the second quarter of fiscal 2011. The increase in net income as a percent of sales for the second quarter of fiscal year 2012 as compared to the same period in fiscal year 2011 is the result of an improvement in operating income as discussed above and in further detail in the “Results of Operations” section. In addition, the second quarter of fiscal 2012 results included a $1.1 million income tax benefit resulting from the recognition of certain research and development tax credits.

We maintain a strong balance sheet with a current ratio of 2.2 and a long-term debt to equity ratio of 0.11. Total cash provided by operating activities as defined on our cash flow statement was $0.8 million during the six months ended December 31, 2011. We maintain sufficient liquidity for our expected future operations and had $7.5 million in borrowings on our $30.0 million revolving line of credit with Wells Fargo Bank, N.A. of which $22.5 million remained available at December 31, 2011. We believe cash flow generated from operations, our borrowing capacity, and equipment lease financing should provide adequate capital for planned growth.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2011 with the Three Months Ended January 1, 2011

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.

The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended December 31, 2011 as compared to the three months ended January 1, 2011. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	December 31, 2011	% of net sales	January 1, 2011	% of net sales	$ change	% point change
Net sales	$84,454	100.0%	$61,038	100.0%	$23,416	—%
Cost of sales	77,586	91.9	55,592	91.1	21,994	0.8

Gross profit	6,868	8.1	5,446	8.9	1,422	(0.8)
Operating expenses:
Research, development and engineering	1,157	1.4	961	1.6	196	(0.2)
Selling, general and administrative	2,916	3.5	2,770	4.5	146	(1.0)

Total operating expenses	4,073	4.8	3,731	6.1	342	(1.3)

Operating income	2,795	3.3	1,715	2.8	1,080	0.5
Interest expense, net	124	0.1	75	0.1	49	—

Income before income taxes	2,671	3.2	1,640	2.7	1,031	0.5
Income tax benefit	(503)	(0.6)	(93)	(0.2)	(410)	(0.4)

Net income	$3,174	3.8%	$1,733	2.8%	$1,441	1.0%

Effective income tax rate	(18.8)%		(5.7)%

Net Sales

The increase in net sales from prior year was primarily driven by an approximate $32.3 million increase in revenues related to new programs for both new and longstanding customers. This increase was partially offset by an $8.8 million net decline related to demand from current customer programs, partially offset by the negative impact of program losses of approximately $0.1 million.

During the three months ended December 31, 2011, we continued to ramp up our new customer programs and further diversified our customer portfolio across a wide range of industries. Despite the macroeconomic uncertainty, we remain strongly positioned to win new business and expect to see revenue growth in the second half of our fiscal year, driven by increased production levels of new programs for both new and longstanding customers. Sales in the third quarter of fiscal year 2012 are expected to be in the range of $92 million to $97 million. Future results will depend on actual levels of customers’ orders, the timing of the start up of production of new product programs and the impact of the industry-wide shortages in the global supply chain. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

Gross Profit

Gross profit as a percentage of sales for the three months ended December 31, 2011 was 8.1 percent compared to 8.9 percent for the three months ended January 1, 2011. This 0.8 percentage point decrease is primarily related to a 3.0 percentage points increase in material costs, as a percent of net sales, resulting from higher material content in certain new product offerings, partially offset by a 2.2 percentage points improvement in leveraging of certain overhead costs. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $178,000 and $72,000 for obsolete inventory during the three months ended December 31, 2011 and January 1, 2011, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses

Total research, development, and engineering (RD&E) expenses were $1.2 million and $1.0 million during the three months ended December 31, 2011 and January 1, 2011, respectively. This $0.2 million increase is primarily related to an increase in labor related expenses resulting from an increase in headcount.

Total research, development, and engineering (RD&E) expenses as a percent of net sales were 1.4 percent and 1.6 percent during the three months ended December 31, 2011 and January 1, 2011, respectively. This 0.2 percentage point improvement in RD&E is primarily related to our continued success in leveraging operating expenses as a percent of net sales.

Total selling general and administrative (SG&A) expenses were $2.9 million during the three months ended December 31, 2011 compared to $2.8 million during the three months ended January 1, 2011. This $0.1 million increase in SG&A during the three months ended December 31, 2011 as compared to the three months ended January 1, 2011 is primarily related to an increase in labor related expenses resulting from an increase in headcount.

Total selling general and administrative (SG&A) expenses as a percent of net sales were 3.5 percent during the three months ended December 31, 2011 compared to 4.5 percent during the three months ended January 1, 2011. This 1.0 percentage point improvement in SG&A is primarily related to our continued success in leveraging operating expenses as a percent of net sales.

Total operating expenses were $4.0 million or 4.8 percent of net sales for the three months ended December 31, 2011 and $3.7 million or 6.1 percent of net sales for the three months ended January 1, 2011. The 1.3 percentage points improvement in operating expenses as a percent of net sales is primarily related to our successful leveraging of RD&E and SG&A expenses as a percent of net sales.

Interest

Interest expense increased to $124,000 during the three months ended December 31, 2011 from $75,000 during the three months ended January 1, 2011. The increase in interest expense is primarily due to an increase in our capital lease obligations and to a lesser extent a decrease in interest income.

Income Taxes

The effective tax rate for the three months ended December 31, 2011 was (18.8) percent compared to (5.7) percent for the same period in fiscal year 2011. The increased tax benefit is primarily attributable to additional Federal R&D tax credits recognized during the second quarter. For further information on taxes see footnote 5 of the “Notes to Consolidated Financial Statements”.

Our judgments regarding deferred tax assets and liabilities may change due to changes in market conditions, changes in estimates, changes in tax laws or other factors. If assumptions and estimates change in the future the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional deferred income tax expense or benefit in subsequent periods.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended December 31, 2011 with the Six Months Ended January 1, 2011

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.

The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the six months ended December 31, 2011 as compared to the six months ended January 1, 2011. It is provided to assist in assessing differences in our overall performance (in thousands):

	Six Months Ended
	December 31,	% of	January 1,	% of		% point
	2011	net sales	2011	net sales	$ change	change
Net sales	$154,215	100.0%	$124,378	100.0%	$29,837	—%
Cost of sales	142,342	92.3	112,962	90.8	29,380	1.5

Gross profit	11,873	7.7	11,416	9.2	457	(1.5)
Operating expenses:
Research, development and engineering	2,113	1.4	1,875	1.5	238	(0.1)
Selling, general and administrative	5,350	3.5	5,202	4.2	148	(0.7)

Total operating expenses	7,463	4.8	7,077	5.7	386	(0.9)

Operating income	4,410	2.9	4,339	3.5	71	(0.6)
Interest expense, net	227	0.1	147	0.1	80	—

Income before income taxes	4,183	2.7	4,192	3.4	(9)	(0.7)
Income tax (benefit) provision	(238)	(0.2)	717	0.6	(955)	(0.8)

Net income	$4,421	2.9%	$3,475	2.8%	$946	0.1%

Effective income tax rate	(5.7)%		17.1%

Net Sales

The increase in net sales from prior year was primarily driven by an approximate $54.2 million increase in revenues related to new programs for both new and longstanding customers. This increase was partially offset by a $21.3 million net decline related to decreased demand from current customer programs and to a lesser extent a $3.1 million decline related to program losses.

During the six months ended December 31, 2011, we continued to ramp up our new customer programs and further diversified our customer portfolio across a wide range of industries. Despite the macroeconomic uncertainty, we remain strongly positioned to win new business and expect to see revenue growth in the second half of our fiscal year, driven by increased production levels of new programs for both new and longstanding customers. Sales in the third quarter of fiscal year 2012 are expected to be in the range of $92 million to $97 million. Future results will depend on actual levels of customers’ orders, the timing of the start up of production of new product programs and the impact of the industry-wide shortages in the global supply chain. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

Gross Profit

Gross profit as a percentage of sales for the six months ended December 31, 2011 was 7.7 percent compared to 9.2 percent for the six months ended January 1, 2011. This 1.5 percentage point decrease is primarily related to a 3.0 percentage points increase in material cost, as a percent of net sales, resulting from higher material content in certain new product offerings partially offset by a 1.5 percentage points improvement in leveraging of certain overhead costs. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $270,000 and $152,000 for obsolete inventory for the six months ended December 31, 2011 and January 1, 2011, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses

Total research, development, and engineering (RD&E) expenses were $2.1 million and $1.9 million during the six months ended December 31, 2011and January 1, 2011, respectively. This $0.2 million increase is primarily related to an increase in labor related expenses resulting from an increase in headcount.

Total research, development, and engineering (RD&E) expenses as a percent of net sales were 1.4 percent and 1.5 percent during the six months ended December 31, 2011 and January 1, 2011, respectively. This 0.1 percentage point improvement in RD&E is primarily related to our continued success in leveraging operating expenses as a percent of net sales.

Total selling general and administrative (SG&A) expenses were $5.4 million and $5.2 million during the six months ended December 31, 2011 and January 1, 2011, respectively. This $0.2 million increase in SG&A during the six months ended December 31, 2011 as compared with the six months ended January 1, 2011 is primarily related to an increase in labor related expenses resulting from an increase in headcount.

Total selling general and administrative (SG&A) expenses as a percent of net sales were 3.5 percent during the six months ended December 31, 2011 compared to 4.2 percent during the six months ended January 1, 2011. This 0.7 percentage point improvement in SG&A is primarily related to our continued success in leveraging operating expenses as a percent of net sales.

Total operating expenses were $7.5 million or 4.8 percent of net sales during the six months ended December 31, 2011 and $7.1 million or 5.7 percent of net sales during the six months ended January 1, 2011. The 0.9 percentage point improvement in operating expenses as a percent of net sales is primarily related to our successful leveraging of RD&E and SG&A expenses as a percent of net sales.

Interest

Interest expense increased to $227,000 during the six months ended December 31, 2011 from $147,000 during the six months ended January 1, 2011. The increase in interest expense is primarily due to an increase in our capital lease obligations and to a lesser extent a decrease in interest income.

Income Taxes

The effective tax rate for the six months ended December 31, 2011 was (5.7) percent compared to 17.1 percent for the same period in fiscal 2011. The decreased effective tax rate is primarily attributable to additional federal R&D tax credits recognized during the second quarter. For further information on taxes see footnote 5 of the “Notes to Consolidated Financial Statements”.

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

Backlog

On December 31, 2011, we had an order backlog of approximately $53.2 million. This compares with a backlog of approximately $37.9 million on January 1, 2011. The increase in backlog at December 31, 2011, when compared to January 1, 2011, reflects an increase in expected revenue during the remainder of fiscal year 2012. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Net cash provided by operating activities for the six months ended December 31, 2011 was $0.8 million, compared to net cash used in operating activities of $13.0 million during the same period of the prior fiscal year.

This $13.8 million year-over-year increase is derived from the $0.8 million cash provided by operating activities for the first six months of fiscal 2012 and the $13.0 million cash used in operating activities for the same period of the prior year. This year-over-year change is primarily related to an $11.9 million increase in inventory, a $7.0 million increase in accounts receivable, and partially offset by a $15.0 million increase in accounts payable during the six months ended December 31, 2011. As compared to a $13.0 million of cash flows used in operating activities during the six months ended January 1, 2011, which resulted primarily from a $7.0 million increase in inventory, a $4.1 million decrease in accounts payable, and a $3.2 million increase in trade receivables. The increase in inventory and accounts receivable during the six months ended December 31, 2011 was attributable to our revenue growth and anticipated growth in production levels for a number of new programs. The increase in accounts payable during the six months ended December 31, 2011 was primarily driven by the timing of purchases and cash payments resulting from our growth in revenues and production. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate.

Investing Cash Flow

Cash flows used in investing activities were $2.8 million during the six months ended December 31, 2011 as compared to $2.7 million during the six months ended January 1, 2011. Our investing cash flows primarily consist of capital expenditures to purchase manufacturing facilities and equipment to support production and to a lesser extent leasehold improvements at our corporate headquarters. During the first six months of fiscal year 2012 our investing activities included $1.8 million related to the purchase of a building and land in Juarez, Mexico.

Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.

Financing Cash Flow

Cash flows provided by financing activities were $1.3 million during the six months ended December 31, 2011 as compared to $16.5 million in the same period of the previous fiscal year. Our primary financing activity during the first six months of fiscal year 2012 and 2011 was borrowing and repayment under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $30 million, subject to availability. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month LIBOR plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of our trailing four quarters EBITDA.

As of December 31, 2011, we were in compliance with our loan covenants and approximately $22.5 million was available under the revolving line of credit facility. The outstanding balance under the credit facility was $7.5 million as of December 31, 2011 and the interest rate being paid on the outstanding balance was 2.48% – 3.25%.

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

Computer Viruses and Similar Events

We rely on information technology networks and systems to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for a variety of functions, including worldwide financial reporting, inventory management, procurement, invoicing and email communications. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. Despite the implementation of network security measures, our systems and those of third parties on which we rely may also be vulnerable to computer viruses, break-ins and similar disruptions. If we or our vendors are unable to prevent such outages and breaches, our operations could be disrupted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility is secured by substantially all of our assets. The interest rates applicable to our revolving credit facility fluctuate with the JP Morgan Chase Bank prime rate and LIBOR rates. There was outstanding $7.5 million in borrowings under our revolving credit facility as of December 31, 2011, and the range of interest being paid on the outstanding balance was 2.48% - 3.25%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving line of credit.

Foreign Currency Exchange Risk

A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $41.9 million of foreign currency forward contracts as of December 31, 2011. The fair value of these contracts was $3.6 million. See Note 9 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of December 31, 2011, the Company’s disclosure controls and procedures are effective based on that criteria.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during our second quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

Item 4. Removed and Reserved

Item 6. Exhibits

(31.1)	Certification of Chief Executive Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

(31.2)	Certification of Chief Financial Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

(32.1)	Certification of Chief Executive Officer (18 U.S.C. 1350)

(32.2)	Certification of Chief Financial Officer (18 U.S.C. 1350)

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/S/ CRAIG D. GATES
Craig D. Gates	Date: February 13, 2012
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RONALD F. KLAWITTER
Ronald F. Klawitter	Date: February 13, 2012
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)