Form 10-Q
period 2012-03-31
KEY TRONIC CORP
filed 2012-05-14
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 31, 2012

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

As of April 28, 2012, 10,466,688 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

*	Items are not applicable

“We”, “us”, “our”, “Company”, “KeyTronicEMS” and “KeyTronic”, unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2012	July 2, 2011
Assets
Current assets:
Cash and cash equivalents	$488	$1,232
Trade receivables, net (allowance for doubtful accounts of $0 and $111)	59,694	40,350
Inventories	53,893	41,554
Deferred income tax asset	3,965	3,900
Other	4,892	4,549

Total current assets	122,932	91,585

Property, plant and equipment—net	16,862	14,917
Other assets:
Deferred income tax asset	10,418	4,219
Other	934	1,643

Total other assets	11,352	5,862

Total assets	$151,146	$112,364

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$40,972	$26,149
Accrued compensation and vacation	5,353	4,436
Current portion of other long-term obligations	718	761
Other	2,565	1,932

Total current liabilities	49,608	33,278

Long-term liabilities:
Revolving loan	16,228	6,000
Deferred income tax liability	4,847	1,542
Other long-term obligations	5,807	3,521

Total long-term liabilities	26,882	11,063

Total liabilities	76,490	44,341

Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,453 and 10,399 shares, respectively	41,622	41,014
Retained earnings	33,084	25,269
Accumulated other comprehensive (loss) income	(50)	1,740

Total shareholders’ equity	74,656	68,023

Total liabilities and shareholders’ equity	$151,146	$112,364

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net sales	$95,527	$63,424	$249,742	$187,802
Cost of sales	86,803	59,195	229,145	172,157

Gross profit on sales	8,724	4,229	20,597	15,645
Research, development and engineering expenses	1,153	919	3,266	2,794
Selling, general and administrative expenses	2,879	2,373	8,229	7,575

Income from operations	4,692	937	9,102	5,276
Interest expense	130	172	357	319

Income before income taxes	4,562	765	8,745	4,957
Income tax provision	1,168	41	930	758

Net income	$3,394	$724	$7,815	$4,199

Net income per share — Basic	$0.32	$0.07	$0.75	$0.41

Weighted average shares outstanding — Basic	10,447	10,353	10,437	10,332

Net income per share — Diluted	$0.32	$0.07	$0.74	$0.40

Weighted average shares outstanding — Diluted	10,762	10,436	10,517	10,420

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Comprehensive income:
Net income	$3,394	$724	$7,815	$4,199
Other comprehensive income:
Unrealized gain (loss) on foreign exchange contracts, net of tax	2,301	692	(1,790)	1,775

Comprehensive income	$5,695	$1,416	$6,025	$5,974

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	March 31, 2012	April 2, 2011
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$7,815	$4,199
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,725	1,640
Accretion of deferred gain on sale of building	—	(39)
Provision for obsolete inventory	692	210
Provision for warranty	60	139
(Recovery of) Provision for doubtful accounts	(91)	15
Loss (Gain) on disposal of assets	5	(12)
Share-based compensation expense	461	378
Deferred income taxes	496	589
Changes in operating assets and liabilities:
Trade receivables	(19,253)	(7,724)
Inventories	(13,031)	(5,819)
Other assets	(1,527)	(2,316)
Accounts payable	14,824	(1,231)
Accrued compensation and vacation	845	(918)
Other liabilities	66	(449)

Cash used in operating activities	(6,913)	(11,338)

Cash flows from investing activities:
Purchase of property and equipment	(3,627)	(3,595)
Proceeds from sale of fixed assets	9	15
Proceeds from life insurance	—	113

Cash used in investing activities	(3,618)	(3,467)

Cash flows from financing activities:
Payment of financing costs	(75)	(50)
Proceeds from long term debt	—	2,244
Principal payments on long term debt	(513)	(84)
Borrowings under revolving credit agreement	88,400	82,791
Repayment of revolving credit agreement	(78,172)	(70,607)
Proceeds from exercise of stock options	147	370

Cash provided by financing activities	9,787	14,664

Net decrease in cash and cash equivalents	(744)	(141)
Cash and cash equivalents, beginning of period	1,232	770

Cash and cash equivalents, end of period	$488	$629

Supplemental cash flow information:
Interest payments	$299	$422
Income tax payments, net of refunds	$493	$355

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited, in thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, July 2, 2011	10,399	$41,014	$25,269	$1,740	$68,023
Net income	—	—	7,815	—	7,815
Unrealized loss on foreign exchange contracts, net	—	—	—	(1,790)	(1,790)
Exercise of stock options	54	147	—	—	147
Stock-based compensation	—	461	—	—	461

Balances, March 31, 2012	10,453	$41,622	$33,084	$(50)	$74,656

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

The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three and nine month periods ended March 31, 2012 and April 2, 2011 were 13 week and 39 week periods, respectively. Fiscal year 2012 will end on June 30, 2012 which is a 52 week year, and fiscal year 2011 which ended on July 2, 2011, was also a 52 week year.

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

We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments based on new assessments and changes in estimates and which may not accurately forecast actual outcomes. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, we have not incurred charges for interest or penalties in relation to the underpayment of income taxes. The tax years 1993 through the present remain open to examination by the major U.S. taxing jurisdictions to which we are subject. Refer to Note 5 for further discussions.

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

On October 21, 2010, the Company obtained shareholder approval of the 2010 Incentive Plan at the Annual Shareholder Meeting. As a result, the Company replaced the cash-settlement feature with a net-share-settlement feature for the SARs granted during the fourth quarter of fiscal 2010. Therefore, the awards were reclassified from liability awards to equity awards effective October 21, 2010 at a weighted average fair value of $2.89.

On July 27, 2011, the Company granted 184,666 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $4.40 and a grant date weighted average fair market value of $2.20. On January 26, 2012, the Company granted 32,000 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $6.30 and a grant date weighted average fair market value of $3.08. In addition to service conditions, these SARs contain a performance condition. The additional performance condition is based upon the achievement of Return on Invested Capital (ROIC) goals relative to a peer group. All awards with performance conditions are measured over the vesting period and are charged to compensation expense over the requisite service period based on the number of shares expected to vest. The SARs cliff vest after a three-year period from date of grant and expire five years from date of grant.

The grant date fair value for the awards granted during the first nine months of fiscal year 2012 were estimated using the Black Scholes option valuation method with the following weighted average assumptions on grant date:

	January 26, 2012	July 27, 2011
Expected dividend yield	0.00%	0.00%
Risk – free interest rate	0.52%	1.16%
Expected volatility	64.90%	65.50%
Expected life	4.00	4.00

Total share-based compensation expense recognized during the three and nine months ended March 31, 2012 and April 2, 2011 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Stock Appreciation Rights	$161	$122	$461	$378

As of March 31, 2012 total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.9 million. This expense is expected to be recognized over a weighted average period of 1.67 years.

Options to purchase 6,667 shares of common stock were exercised during the three months ended March 31, 2012 and 7,000 options to purchase shares of common stock were exercised during the three months ended April 2, 2011, with an immaterial amount of intrinsic value for each of the periods presented. Options to purchase 54,167 and 91,133 shares of common stock were exercised during the nine months ended March 31, 2012 and April 2, 2011, respectively, with an immaterial amount of intrinsic value for each of the periods presented.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 amends Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements (ASC 820) by: (1) clarifying that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of non-financial assets; (2) allowing a reporting entity to measure the fair value of the net asset or net liability position in a manner consistent with how market participants would price the net risk position, if certain criteria are met; (3) providing a framework for considering whether a premium or discount can be applied in a fair value measurement; (4) providing that the fair value of an instrument classified in a reporting entity’s shareholders’ equity is estimated from the perspective of a market participant that holds the identical item as an asset; and (5) expanding the qualitative and quantitative fair value disclosure requirements. The expanded disclosures include, for Level 3 items, a description of the valuation process and a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. ASU 2011-04 also requires disclosures about the highest-and-best-use of a non-financial asset when this use differs from the asset’s current use and the reasons for such a difference. In addition, this ASU amends Accounting Standards Codification 820, Fair Value Measurements, to require disclosures to include any transfers between Level 1 and Level 2 of the fair value hierarchy. These amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of the amendments of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

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

3. Inventories

The components of inventories consist of the following (in thousands):

	March 31, 2012	July 2, 2011
Finished goods	$6,445	$5,660
Work-in-process	6,398	4,821
Raw materials and supplies	41,050	31,073

	$53,893	$41,554

4. Long-Term Debt

Note Payable – Bank

On October 15, 2010, the Company entered into an amended credit agreement with Wells Fargo Bank, N.A. thereby increasing its revolving line of credit facility for up to $30.0 million. On January 30, 2012, the Company entered into a second amendment to the credit agreement extending the term to October 15, 2016. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The revolving line of credit is secured by substantially all of the assets of the Company.

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

As of March 31, 2012, the Company had availability to borrow an additional $13.8 million under the line of credit. The outstanding balance under the credit facility was $16.2 million as of March 31, 2012 and the interest rate on the outstanding balance was in the range of 2.35% - 3.25%. As of July 2, 2011, the outstanding balance under the credit facility was $6.0 million and the interest rate on the outstanding balance was 2.48%.

5. Income Taxes

The Company has a domestic net operating loss (NOL) and tax credit carryforwards of approximately $6.2 million and $7.1 million, respectively, as of March 31, 2012. In accordance with ASC 740, Income Taxes, management assesses the Company’s recent operating results and estimated future taxable income. Based on the Company’s continued and increased profitability and estimated future repatriation of earnings from foreign subsidiaries, the Company believes it is more likely than not that the NOLs and a majority of the tax credits will be fully utilized prior to their expiration. The Company has a valuation allowance of approximately $0.5 million related to certain research and development tax credits at March 31, 2012 because those credits may expire prior to utilization.

The Company expects to repatriate a portion of its foreign earnings based on increased sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $8.8 million of foreign earnings in the future. As such, these earnings would be recognized in the United States, and the Company would be subject to U.S. federal income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax of expected repatriation of foreign earnings have been recorded as part of deferred taxes as of March 31, 2012. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases in foreign locations.

The Company has a wholly owned foreign subsidiary in Mexico that utilizes certain tax credits related to production assets that currently offset all of the income tax liabilities under general Mexican income tax law. However, the Company is subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The Company anticipates that it will be taxable under IETU for the foreseeable future based on projected assets used in its operations. The effect of IETU and an associated presidential decree has been included in the effective tax rate for the three and nine months ended March 31, 2012.

The Company is required to pay taxes in China on its statutory foreign profits. Its subsidiary in China had statutory profits during the three and nine months ended March 31, 2012 and it is anticipated that the Chinese subsidiary will utilize the remainder of its NOL carryforward during the fiscal year ending June 30, 2012. Accordingly, there is no valuation allowance related to the Chinese NOL.

The Company’s effective tax rate differs from the federal tax rate as follows (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Federal income tax expense at statutory rate	$1,532	$260
Foreign earnings taxed at lower rates	(83)	(182)
Effect of foreign currency rate changes	81	—
Recognition of tax credits	(191)	(200)
Change in valuation allowance	(445)	15
Other	274	148

Income tax provision	$1,168	$41

	Nine Months Ended
	March 31, 2012	April 2, 2011
Federal income tax expense at statutory rate	$2,973	$1,685
Foreign earnings taxed at lower rates	(357)	(360)
Effect of foreign currency rate changes	(70)	—
Recognition of tax credits	(1,660)	(200)
Change in valuation allowance	(262)	(348)
Other	306	(19)

Income tax provision	$930	$758

During the fourth quarter of the year ended July 2, 2011, the Company recorded an unrecognized tax benefit of approximately $0.8 million which is related to certain R&D tax credits generated in 2010 and prior years. In the fourth quarter of 2011, a second and distinct unit of account was identified for potential additional R&D credits and the Company initiated a study to analyze the relevant case law and the specific facts and circumstances in this area. During the quarters ended December 31, 2011 and March 31, 2012, the Company recognized an additional $4.0 million and $0.4 million, respectively, of additional tax credits based upon the updated results of this study. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. For the additional R&D tax credits recorded during these quarters, the Company also recorded $2.2 million of additional unrecognized tax benefits based upon its assessment under ASC 740. The Company accounted for these credits and the related net unrecognized tax benefits as a change in estimate and as a discrete item in fiscal year 2012.

The July 2, 2011 balance sheet in the accompanying financial statements includes two reclassifications that were not reflected in the July 2, 2011 Form 10-K. The reclassifications decreased the short term deferred tax asset by approximately $0.6 million with a corresponding decrease in the current portion of the deferred tax liability. There was also a reclassification to decrease the long term portion of the deferred tax asset by approximately $3.6 million with a corresponding decrease in the deferred tax liability. These balance sheet reclassifications related to the netting of the deferred tax accounts within the same tax jurisdiction and did not impact the Company’s debt covenants, working capital, cash flows or income statement accounts and were not material to the July 2, 2011 consolidated financial statements.

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

	Three Months Ended
	(in thousands, except per share information)
	March 31, 2012	April 2, 2011
Net income	$3,394	$724
Weighted average shares outstanding—basic	10,447	10,353
Effect of dilutive common stock options	315	83

Weighted average shares outstanding—diluted	10,762	10,436

Earnings per share—basic	$0.32	$0.07
Earnings per share—diluted	$0.32	$0.07

Antidilutive options not included in diluted earnings per share	—	541

	Nine Months Ended
	(in thousands, except per share information)
	March 31, 2012	April 2, 2011
Net income	$7,815	$4,199
Weighted average shares outstanding—basic	10,437	10,332
Effect of dilutive common stock options	80	88

Weighted average shares outstanding—diluted	10,517	10,420

Earnings per share—basic	$0.75	$0.41
Earnings per share—diluted	$0.74	$0.40

Antidilutive options not included in diluted earnings per share	554	541

7. Commitments and Contingencies

Purchase Commitments

The Company had no material firm commitments to contractors and suppliers for capital expenditures at March 31, 2012.

Leases

The Company leases certain facilities, equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates over the next ten years.

Warranties

The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $15,000 and $10,000 as of March 31, 2012 and July 2, 2011, respectively.

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

The following table summarizes the fair values of assets/(liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of March 31, 2012 and July 2, 2011 (in thousands):

	March 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$813	$—	$813
Financial Liabilities:
Foreign currency forward contracts	$—	$(884)	$—	$(884)

	July 2, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$2,723	$—	$2,723
Financial Liabilities:
Foreign currency forward contracts	$—	$(82)	$—	$(82)

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

The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at March 31, 2012 and July 2, 2011, reasonably approximate their fair value. The Company’s long-term debt primarily consists of a revolving line of credit. Borrowings under this revolving line of credit bear interest at the higher of Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5% to 2.5%, or the Federal Funds rate plus 1.5%. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk. As a result of the determinable market rate for our revolving credit debt it is classified within Level 2 of the fair value hierarchy. The discounted cash flow of the revolving line of credit is estimated to be $16.2 million and $6.0 million, respectively, as of March 31, 2012 and July 2, 2011, which carrying value approximates the fair value.

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

The Company transacts business in Mexico and is subject to the risk of foreign currency exchange rate fluctuations. The Company enters into foreign currency forward contracts to manage the foreign currency fluctuations for Mexican peso denominated payroll, utility, tax, and other local expenses. The foreign currency forward contracts have terms that were effective to the underlying transactions being hedged.

As of March 31, 2012, the Company had outstanding foreign currency forward contracts with a total notional amount of $41.0 million. These contract maturity dates extend through June 2014. The Company entered into foreign currency forward contracts of $5.0 million and settled $5.9 million of such contracts during the three months ended March 31, 2012. For the three months ended April 2, 2011, the Company entered into foreign currency forward contracts of $5.9 million and settled $3.7 million of such contracts.

For the nine months ended March 31, 2012, the Company entered into forward contracts of $17.2 million and settled $14.1 million of such contracts. For the nine months ended April 2, 2011, the Company entered into foreign currency forward contracts of $12.7 million and settled $11.2 million of such contracts.

Subsequent to March 31, 2012, the Company entered into $11.0 million of forward contracts that extended our hedge position through September 2014. In addition, the Company entered into $5.6 million of foreign cross currency swaps which will also be accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging.

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of March 31, 2012 and July 2, 2011 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2012 Fair Value	July 2, 2011 Fair Value
Foreign currency forward contracts	Other current assets	$506	$1,645
Foreign currency forward contracts	Other long-term assets	$307	$1,078
Foreign currency forward contracts	Other current liabilities	$(114)	$—
Foreign currency forward contracts	Other long-term liabilities	$(770)	$(82)

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended March 31, 2012 and April 2, 2011, respectively (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of December 31, 2011	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of March 31, 2012
Settled foreign currency forward contracts for the three months ended March 31, 2012	$(167)	$217	$(50)	$—
Unsettled foreign currency forward contracts	(2,184)	2,134	—	(50)

Total	$(2,351)	$2,351	$(50)	$(50)

Derivatives Designated as Hedging Instruments	AOCI Balance as of January 1, 2011	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of April 2, 2011
Settled foreign currency forward contracts for the three months ended April 2, 2011	$217	$226	$(443)	$—
Unsettled foreign currency forward contracts	624	909	—	1,533

Total	$841	$1,135	$(443)	$1,533

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the nine months ended March 31, 2012 and April 2, 2011, respectively (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of July 2, 2011	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of March 31, 2012
Settled foreign currency forward contracts for the nine months ended March 31, 2012	$800	$(684)	$(116)	$—
Unsettled foreign currency forward contracts	940	(990)	—	(50)

Total	$1,740	$(1,674)	$(116)	$(50)

Derivatives Designated as Hedging Instruments	AOCI Balance as of July 3, 2010	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of April 2, 2011
Settled foreign currency forward contracts for the nine months ended April 2, 2011	$225	$740	$(965)	$—
Unsettled foreign currency forward contracts	(467)	2,000	—	1,533

Total	$(242)	$2,740	$(965)	$1,533

The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts and subsequent to March 31, 2012 foreign cross currency swaps are major financial institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote. As of March 31, 2012, the net amount of existing gain expected to be reclassified into earnings within the next 12 months is approximately $0.3 million.

As of March 31, 2012, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

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

Overview

KeyTronicEMS is a leader in electronic manufacturing services and solutions to original equipment manufacturers of a broad range of products. We provide engineering services, worldwide procurement and distribution, materials management, world-class manufacturing and assembly services, in-house testing, and expertise in providing customer service. Our international production capability provides our customers with benefits of improved supply-chain management, reduced inventories, lower transportation costs, and reduced product fulfillment time. We continue to make investments in all of our operating facilities to give us the production capacity and logistical advantages to continue to win new business. The following information should be read in conjunction with the consolidated financial statements included herein and with Part II Item 1A, Risk Factors included as part of this filling.

Our mission is to provide our customers with superior manufacturing and engineering services at the lowest total cost for the highest quality products, and create long-term mutually beneficial business relationships.

Executive Summary

Net sales of $95.5 million for the third quarter of fiscal year 2012 increased by 50.6 percent as compared to net sales of $63.4 million for the third quarter of fiscal year 2011. The increase in net sales was primarily driven by an increase in revenues related to new programs for both new and longstanding customers and a net increase in demand related to current customer programs, partially offset by the negative impact of the uncertain macroeconomic environment. We believe that we are well positioned in the electronic manufacturing services (EMS) industry to win new business in coming periods and profitably grow our revenue as the economy recovers.

The concentration of our top five customers’ sales increased to 72.6 percent of total sales in the third quarter of fiscal year 2012 from 64.1 percent in same period of the prior fiscal year. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, military supplies computer accessories and electronic whiteboards. The total number of our customers generating revenue during the third quarter of fiscal year 2012 was 42, as compared to 29 during the same period of the previous fiscal year.

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

Gross profit as a percent of sales was 9.1 percent for the third quarter of fiscal year 2012 as compared to 6.7 percent for same quarter of the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to a decrease in material costs as a percentage of net sales as well as increased leverage of certain overhead costs.

Operating income as a percentage of sales for the third quarter of fiscal year 2012 was 4.9 percent compared to 1.5 percent for the same quarter of the prior fiscal year. The increase in operating income as a percentage of sales was primarily due to the increase in gross profit and our continued success in leveraging our operating expenses.

Net income for the third quarter of fiscal year 2012 was $3.4 million or $0.32 per diluted share, as compared to $0.7 million or $0.07 per diluted share for the third quarter of fiscal year 2011. The increase in net income as a percent of sales for the third quarter of fiscal year 2012 as compared to the same period in fiscal year 2011, is the result of an increase in net sales coupled with an improvement in our gross margin and operating income as discussed above and in further detail in the “Results of Operations” section.

We maintain a strong balance sheet with a current ratio of 2.5 and a long-term debt to equity ratio of 0.22. Total cash used in operating activities as defined on our cash flow statement was $6.9 million during the nine months ended March 31, 2012. We maintain sufficient liquidity for our expected future operations and had $16.2 million in borrowings on our $30.0 million revolving line of credit with Wells Fargo Bank, N.A. of which $13.8 million remained available March 31, 2012. We believe cash flow generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2012 with the Three Months Ended April 2, 2011

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.

The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended March 31, 2012 as compared to the three months ended April 2, 2011. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	March 31,	% of	April 2,	% of		% point
	2012	net sales	2011	net sales	$ change	change
Net sales	$95,527	100.0%	$63,424	100.0%	$32,103	—%
Cost of sales	86,803	90.9	59,195	93.3	27,608	(2.4)

Gross profit	8,724	9.1	4,229	6.7	4,495	2.4
Operating expenses:
Research, development and engineering	1,153	1.2	919	1.4	234	(0.2)
Selling, general and administrative	2,879	3.0	2,373	3.7	506	(0.7)

Total operating expenses	4,032	4.2	3,292	5.2	740	(1.0)

Operating income	4,692	4.9	937	1.5	3,755	3.4
Interest expense, net	130	0.1	172	0.3	(42)	(0.2)

Income before income taxes	4,562	4.8	765	1.2	3,797	3.6
Income tax provision	1,168	1.2	41	0.1	1,127	1.1

Net income	$3,394	3.6%	$724	1.1%	$2,670	2.5%

Effective income tax rate	25.6%		5.4%

Net Sales

The increase in net sales from the prior year period was primarily driven by an approximate $21.2 million increase in revenues related to new programs for both new and longstanding customers as well as an $11.3 million increase in revenues related to increased demand from current customer programs. This increase was partially offset by the negative impact of program losses of approximately $0.4 million.

During the three months ended March 31, 2012, we continued to ramp up our new customer programs and further diversified our customer portfolio across a wide range of industries. Despite the macroeconomic uncertainty, we remain strongly positioned to win new business and expect to see a modest growth in revenue during the remainder of the year, driven by increased production levels of new programs for both new and longstanding customers. Sales in the fourth quarter of fiscal year 2012 are expected to be in the range of $93 million to $98 million. Future results will depend on actual levels of customers’ orders, the timing of the startup of production of new product programs and the impact of the industry-wide shortages in the global supply chain. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

Gross Profit

Gross profit as a percentage of sales for the three months ended March 31, 2012 was 9.1 percent compared to 6.7 percent for the three months ended April 2, 2011. This 2.4 percentage point increase is primarily related to a 0.9 percentage points decrease in material costs as a percent of net sales, as well as a 1.5 percentage points improvement in leveraging of certain overhead costs. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $534,000 and $58,000 for obsolete inventory during the three months ended March 31, 2012 and April 2, 2011, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses

Total research, development, and engineering (RD&E) expenses were $1.2 million and $0.9 million during the three months ended March 31, 2012 and April 2, 2011, respectively. This $0.3 million increase is primarily related to an increase in labor related expenses.

Total RD&E expenses as a percent of net sales were 1.2 percent and 1.4 percent during the three months ended March 31, 2012 and April 2, 2011, respectively. This 0.2 percentage point improvement in RD&E is primarily related to our continued success in leveraging operating expenses as a percent of net sales.

Total selling, general and administrative (SG&A) expenses were $2.9 million during the three months ended March 31, 2012 compared to $2.4 million during the three months ended April 2, 2011.This $0.5 million increase in SG&A during the three months ended March 31, 2012 as compared to the three months ended April 2, 2011 is primarily related to an increase in labor related expenses.

Total SG&A expenses as a percent of net sales were 3.0 percent during the three months ended March 31, 2012 compared to 3.7 percent during the three months ended April 2, 2011. This 0.7 percentage point improvement in SG&A is primarily related to our continued success in leveraging operating expenses as a percent of net sales.

Total operating expenses were $4.0 million or 4.2 percent of net sales for the three months ended March 31, 2012 and $3.3 million or 5.2 percent of net sales for the three months ended April 2, 2011. The 1.0 percentage points improvement in operating expenses as a percent of net sales is primarily related to our successful leveraging of RD&E and SG&A expenses as a percent of net sales.

Interest

Interest expense decreased to $130,000 during the three months ended March 31, 2012 from $172,000 during the three months ended April 2, 2011. The decrease in interest expense is primarily due to a decrease in our long-term debt interest rate, partially offset by an increase in interest expense related to capital lease obligations.

Income Taxes

The effective tax rate for the three months ended March 31, 2012 was 25.6 percent compared to 5.4 percent for the same period in fiscal year 2011. For further information on taxes see footnote 5 of the “Notes to Consolidated Financial Statements”.

Our judgments regarding deferred tax assets and liabilities may change due to changes in market conditions, changes in estimates, changes in tax laws or other factors. If assumptions and estimates change in the future the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional deferred income tax expense or benefit in subsequent periods.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended March 31, 2012 with the Nine Months Ended April 2, 2011

The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.

The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the nine months ended March 31, 2012 as compared to the nine months ended April 2, 2011. It is provided to assist in assessing differences in our overall performance (in thousands):

	Nine Months Ended
	March 31, 2012	% of net sales	April 2, 2011	% of net sales	$ change	% point change
Net sales	$249,742	100.0%	$187,802	100.0%	$61,940	—%
Cost of sales	229,145	91.8	172,157	91.7	56,988	0.1

Gross profit	20,597	8.2	15,645	8.3	4,952	(0.1)
Operating expenses:
Research, development and engineering	3,266	1.3	2,794	1.5	472	(0.2)
Selling, general and administrative	8,229	3.3	7,575	4.0	654	(0.7)

Total operating expenses	11,495	4.6	10,369	5.5	1,126	(0.9)

Operating income	9,102	3.6	5,276	2.8	3,826	0.8
Interest expense, net	357	0.1	319	0.2	38	(0.1)

Income before income taxes	8,745	3.5	4,957	2.6	3,788	0.9
Income tax provision	930	0.4	758	0.4	172	—

Net income	$7,815	3.1%	$4,199	2.2%	$3,616	0.9%

Effective income tax rate	10.6%		15.3%

Net Sales

The increase in net sales from prior year was primarily driven by an approximate $68.8 million increase in revenues related to new programs for both new and longstanding customers. This increase was partially offset by a $3.4 million net decline related to decreased demand from current customer programs and a $3.4 million decline related to program losses.

During the nine months ended March 31, 2012, we continued to ramp up our new customer programs and further diversified our customer portfolio across a wide range of industries. Despite the macroeconomic uncertainty, we remain strongly positioned to win new business and expect to see a modest growth in revenue during the remainder of the year, driven by increased production levels of new programs for both new and longstanding customers. Sales in the fourth quarter of fiscal year 2012 are expected to be in the range of $93 million to $98 million. Future results will depend on actual levels of customers’ orders, the timing of the startup of production of new product programs and the impact of the industry-wide shortages in the global supply chain. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

Gross Profit

Gross profit as a percentage of sales for the nine months ended March 31, 2012 was 8.2 percent compared to 8.3 percent for the nine months ended April 2, 2011. This 0.1 percentage point decrease is primarily related to a 1.7 percentage points increase in material cost, as a percent of net sales, resulting from higher material content in certain new product offerings partially offset by a 1.6 percentage points improvement in leveraging of certain overhead costs. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $0.7 million and $0.2 million for obsolete inventory for the nine months ended March 31, 2012 and April 2, 2011, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses

Total research, development, and engineering (RD&E) expenses were $3.3 million and $2.8 million during the nine months ended March 31, 2012 and April 2, 2011, respectively. This $0.5 million increase is primarily related to an increase in labor related expenses.

Total RD&E expenses as a percent of net sales were 1.3 percent and 1.5 percent during the nine months ended March 31, 2012 and April 2, 2011, respectively. This 0.2 percentage point improvement in RD&E is primarily related to our continued success in leveraging operating expenses as a percent of net sales.

Total selling general and administrative (SG&A) expenses were $8.2 million and $7.6 million during the nine months ended March 31, 2012 and April 2, 2011, respectively. This $0.6 million increase in SG&A during the nine months ended March 31, 2012 as compared to the nine months ended April 2, 2011 is primarily related to an increase in labor related expenses and to a lesser extent other overhead costs.

Total SG&A expenses as a percent of net sales were 3.3 percent during the nine months ended March 31, 2012 compared to 4.0 percent during the nine months ended April 2, 2011. This 0.7 percentage point improvement in SG&A is primarily related to our continued success in leveraging operating expenses as a percent of net sales.

Total operating expenses were $11.5 million or 4.6 percent of net sales during the nine months ended March 31, 2012 and $10.4 million or 5.5 percent of net sales during the nine months ended April 2, 2011. The 0.9 percentage point improvement in operating expenses as a percent of net sales is primarily related to our successful leveraging of RD&E and SG&A expenses as a percent of net sales.

Interest

Interest expense during the nine months ended March 31, 2012 remained relatively flat as compared to the same nine month period of the previous year.

Income Taxes

The effective tax rate for the nine months ended March 31, 2012 was 10.6 percent compared to 15.3 percent for the same period in fiscal year 2011. The decreased effective tax rate for the nine months ended March 31, 2012 is primarily attributable to the additional federal R&D tax credits recognized during the first half of fiscal 2012. For further information on taxes see footnote 5 of the “Notes to Consolidated Financial Statements”.

Our judgments regarding deferred tax assets and liabilities may change due to changes in market conditions, changes in estimates, changes in tax laws or other factors. If assumptions and estimates change in the future the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional deferred income tax expense or benefit in subsequent periods.

Backlog

On March 31, 2012, we had an order backlog of approximately $72.6 million. This compares with a backlog of approximately $46.2 million on April 2, 2011. The increase in backlog at March 31, 2012, when compared to April 2, 2011, reflects an increase in new customers and programs. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flow

Net cash used in operating activities for the nine months ended March 31, 2012 was $6.9 million, compared to net cash used in operating activities of $11.3 million during the same period of the prior fiscal year.

This $4.4 million year-over-year decrease is primarily related to a $13.0 million increase in inventory, a $19.3 million increase in accounts receivable, and partially offset by a $14.8 million increase in accounts payable during the nine months ended March 31, 2012. As compared to an $11.3 million of cash flows used in operating activities during the nine months ended April 2, 2011, which resulted primarily from a $5.8 million increase in inventory, a $7.7 million increase in trade receivables, and a $1.2 million decrease in accounts payable. The increase in inventory and accounts receivable during the nine months ended March 31, 2012 was attributable to our revenue growth and anticipated growth in production levels for a number of new programs. The increase in accounts payable during the nine months ended March 31, 2012 was primarily driven by the timing of purchases and cash payments resulting from our growth in revenues and production. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate.

Investing Cash Flow

Cash flows used in investing activities were $3.6 million during the nine months ended March 31, 2012 as compared to $3.6 million during the nine months ended April 2, 2011. Our investing cash flows primarily consist of capital expenditures to purchase manufacturing facilities and equipment to support production and to a lesser extent leasehold improvements at our corporate headquarters. During the first nine months of fiscal year 2012, our investing activities included $1.8 million related to the purchase of a building and land in Juarez, Mexico.

Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.

Financing Cash Flow

Cash flows provided by financing activities were $9.8 million during the nine months ended March 31, 2012 as compared to $14.7 million in the same period of the previous fiscal year. Our primary financing activity during the first nine months of fiscal year 2012 and 2011 was borrowing and repayment under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $30 million, subject to availability. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month LIBOR plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of our trailing four quarters EBITDA.

As of March 31, 2012, we were in compliance with our loan covenants and approximately $13.8 million was available under the revolving line of credit facility. The outstanding balance under the credit facility was $16.2 million as of March 31, 2012 and the interest rate being paid on the outstanding balance was 2.35% - 3.25%.

Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of March 31, 2012, we had approximately $0.5 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company could be subject to additional income taxes payable in the U.S. The total amount of additional tax required for the amount of foreign subsidiary cash on hand as of March 31, 2012 would approximate $33,000.

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

We may experience fluctuations in quarterly results of operations.

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

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.

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

The financial markets have experienced significant turmoil, which may adversely affect financial arrangements our suppliers and customers use to borrow.

The current illiquidity and financial instability in the credit markets could adversely impact lenders and potentially limit the ability of our suppliers and customers to borrow. This may affect their ability to fulfill their obligations to us and have an adverse effect on our financial results.

We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and result in a significant change in our results of operations.

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

We operate in a highly competitive industry; if we are not able to compete effectively in the EMS industry, our business could be adversely affected.

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

The majority of our sales come from a small number of customers and a decline in sales to any of these customers could adversely affect our business.

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

Our international operations may be subject to certain risks.

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

Our success will continue to depend to a significant extent on our key personnel.

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

If we are unable to maintain our technological and manufacturing process expertise, our business could be adversely affected.

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

Start-up costs and inefficiencies related to new or transferred programs can adversely affect our operating results and such costs may not be recoverable if such new programs or transferred programs are cancelled.

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

An adverse change in the interest rates for our borrowings could adversely affect our financial condition.

We are exposed to interest rate risk under our revolving line of credit with interest rates based on various levels of margin added to published prime rate and LIBOR rates depending on the calculation of a certain financial covenant.

Compliance or the failure to comply with current and future environmental laws or regulations could cause us significant expense.

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

Our stock price is volatile.

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

Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner.

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

If we do not manage our growth effectively, our profitability could decline.

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

If our manufacturing processes and services do not comply with applicable statutory and regulatory requirements, or if we manufacture products containing design or manufacturing defects, demand for our services may decline and we may be subject to liability claims.

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

Energy price increases may negatively impact our results of operations.

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

Disruptions to our information systems, including security breaches, losses of data or outages, could adversely affect our operations.

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

We are involved in various legal proceedings.

In the past, we have been notified of claims relating to various matters including contractual matters, intellectual property rights or other issues arising in the ordinary course of business. In the event of such a claim, we may be required to spend a significant amount of money to defend or otherwise address the claim. Any litigation, even where a claim is without merit, could result in substantial costs and diversion of resources. Accordingly, the resolution or adjudication of such disputes, even those encountered in the ordinary course of business, could have a material adverse effect on our business, consolidated financial conditions and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility is secured by substantially all of our assets. The interest rates applicable to our revolving credit facility fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. There was outstanding $16.2 million in borrowings under our revolving credit facility as of March 31, 2012, and the range of interest being paid on the outstanding balance was 2.35% - 3.25%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving line of credit.

Foreign Currency Exchange Risk

A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $41.0 million of foreign currency forward contracts as of March 31, 2012. The fair value of these contracts was ($0.1) million. See Note 9 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of March 31, 2012, the Company’s disclosure controls and procedures are effective based on that criteria.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during our third quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

Item 4.	Removed and Reserved

Item 6.	Exhibits

10.1*	Amendment to Employment Contract of Craig D. Gates, dated May 10, 2012, submitted herewith

10.2*	Amendment to Employment Contract of Douglas G. Burkhardt, dated May 10, 2012, submitted herewith

31.1	Certification of Chief Executive Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

31.2	Certification of Chief Financial Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

32.1	Certification of Chief Executive Officer (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer (18 U.S.C. 1350)

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Management contract or compensatory plan or arrangement

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES	Date: May 14, 2012
Craig D. Gates
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RONALD F. KLAWITTER	Date: May 14, 2012
Ronald F. Klawitter
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)