Form 10-K
period 2012-06-30
KEY TRONIC CORP
filed 2012-09-10
CIK 719733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

As of December 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $47.7 million based on the closing price as reported on the NASDAQ.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,488,856 shares of common stock were outstanding as of September 5, 2012.

Documents Incorporated by Reference:

The following documents are incorporated by reference to the extent specified herein:

Document Description	Part of Form 10-K
Proxy Statement dated September 21, 2012	Part III

KEY TRONIC CORPORATION

2012 FORM 10-K

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

Our Industry and Strategy

The expansion of the EMS industry has allowed us to continue to expand our customer base and the industries that we serve. The challenging global macroeconomic environment has had a negative impact on previously held customer programs. However, we are successfully confronting the challenging global macroeconomic environment by controlling our costs and winning new customer programs, which allowed us to increase our profitability and maintain a strong balance sheet during the global economic downturn. The increase in new programs represents a growing portion of our revenue and a promising foundation for our future. In keeping with our long-term strategic objectives, we have been successfully building a more diversified customer portfolio, spanning a wider range of industries. We currently offer our customers the following services: integrated electronic and mechanical engineering, precision plastic molding, assembly, component selection, sourcing and procurement, worldwide logistics, and new product testing and production all at competitive pricing due to our global footprint.

We believe that we are well positioned in the EMS industry to continue the expansion of our customer base and achieve long term growth. Our unique blend of multinational facilities, centralized management, and core strengths continue to support our growth and our customers’ needs. We continue to focus on controlling operating expenses and leveraging the synergistic capabilities of our world-class facilities in the United States, Mexico, and China. This international production capability provides our customers with the benefits of improved supply-chain management, reduced inventory, lower labor costs, lower transportation costs, and reduced product fulfillment time. Given our competitive advantages and the growing pressure for new potential customers to move forward with their outsourcing strategies, we are strongly positioned to win new business in coming periods and grow our revenue and profits.

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

Customers and Marketing

We provide a mix of manufacturing services for outsourced Original Equipment Manufacturing (OEM) products. We provide the following EMS services: Product design, surface mount technologies (SMT) and pin through hole capability for printed circuit board assembly, tool making, precision plastic molding, liquid injection molding, complex assembly, automated tape winding, prototype design and full product assembly.

Sales of the majority of our products have historically not been seasonal in nature, but may be seasonal in the future if there are changes in the types of products manufactured. Sales can, however, fluctuate significantly between quarters from changes in customers and customer demand due to the concentration of sales generated by our largest customers.

For the fiscal years ended June 30, 2012, July 2, 2011, and July 3, 2010, the five largest customers in each year accounted for 73%, 62%, and 57% of combined total net sales, respectively. At the end of fiscal year 2012, we were generating revenue from 165 separate programs and 48 distinct customers as compared to 119 programs and 33 customers at the end of fiscal year 2011. As these new customers’ sales ramp and new programs are won our concentration of revenue should decrease in the future.

The following table represents all customers that represented 10% or more of total net sales during the last three fiscal years:

	Percentage of Net Sales by Fiscal Year
	2012	2011	2010
Customer A	29%	15%	* %
Customer B	17%	16%	12%
Customer C	16%	16%	18
Customer D	*	*	10%

*	Amount was less than 10% of total.

Although keyboard manufacturing is still included in our product offerings, we do not expect annual keyboard sales to be a material component of our business. We realized revenues of approximately $2.8 million, $3.9 million, and $4.5 million in fiscal years 2012, 2011, and 2010, respectively, from the sale of keyboards. In order to accommodate the demand for standard keyboard layouts, we maintain a purchase-from-stock program. The more popular standard layouts are built and stocked for immediate availability.

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

Trademarks and Patents

Our name and logo are federally registered trademarks, and we believe they are valuable assets of our business. During 2001, we began operating under the trade name “KeyTronicEMS” to better identify our primary business concentration. We also own several keyboard patents; however, since our focus is EMS, management believes that these patents will not have a significant impact on future revenues.

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

As of June 30, 2012 we had 2,700 employees compared to 1,997 on July 2, 2011, and 2,036 on July 3, 2010. Since we can have significant fluctuations in product demand, we seek to maintain flexibility in our workforce by utilizing skilled temporary and short-term contract labor in our manufacturing facilities in addition to full-time employees.

Backlog

On July 28, 2012 our order backlog was valued at approximately $83.1 million, compared to approximately $54.9 million on July 30, 2011. Even though our order backlog is comprised of firm purchase orders, the amount of backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue. Due to the relationships with our customers, we will occasionally allow orders to be canceled or rescheduled and as a result it is not a meaningful indicator of future financial results. If there are canceled or rescheduled orders, we will attempt to negotiate fees to cover the costs we have incurred. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next twelve months, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.

Foreign Markets

Information concerning net sales and long-lived assets (property, plant, and equipment) by geographic areas is set forth in Note 11, “Enterprise-Wide Disclosures” of the consolidated financial statements of this Annual Report on Form 10-K and that information is incorporated herein.

Executive Officers of the Registrant

The table below sets forth the name, current age and current position of our executive officers and other significant employees:

Name	Age	Positions Held
Executive Officers
Craig D. Gates	53	President and Chief Executive Officer
Ronald F. Klawitter	60	Executive Vice President of Administration, Chief Financial Officer and Treasurer
Douglas G. Burkhardt	54	Executive Vice President of Worldwide Operations
Philip S. Hochberg	50	Executive Vice President of Business Development
Lawrence J. Bostwick	60	Vice President of Engineering and Quality
Brett R. Larsen	39	Vice President of Finance and Controller
Frank Crispigna III	51	Vice President of Materials
Duane D. Mackleit	44	Vice President of Program Management

Executive Officers

CRAIG D. GATES – President and Chief Executive Officer

Mr. Gates, age 53, has been President and Chief Executive officer of the Company since April 2009. Previously he was Executive Vice President and General Manager from August 2002 to April 2009. He served as Executive Vice President of Marketing, Engineering and Sales from July 1997 to August 2002 and served as Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. From 1982 to 1991 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana.

RONALD F. KLAWITTER – Executive Vice President of Administration, Chief Financial Officer, and Treasurer

Mr. Klawitter, age 60, has been Executive Vice President of Administration, CFO, and Treasurer since July 1997. Previously he was Vice President of Finance, Secretary, and Treasurer of the Company from October 1995 to July 1997. He was Acting Secretary from November 1994 to October 1995 and Vice President of Finance and Treasurer from 1992 to October 1995. From 1987 to 1992, Mr. Klawitter was Vice President of Finance at Baker Hughes Tubular Service, a subsidiary of Baker Hughes, Inc. Mr. Klawitter has a BA degree from Wittenberg University and is a Certified Public Accountant.

DOUGLAS G. BURKHARDT – Executive Vice President of Worldwide Operations

Mr. Burkhardt, age 54, has been Executive Vice President of Worldwide Operations of the Company since July 22, 2010. Previously Mr. Burkhardt was Vice President of Worldwide Operations from July 2008 to July 2010 and Director of China Operations and Program Management from January 2006 to July 2008. Mr. Burkhardt also served as Director of Northwest and China Operations from November of 1998 to January of 2006. Mr. Burkhardt also served as Director of Customer Satisfaction from March 1997 to November 1998 and Director of Molding from September of 1995 to March of 1997. Prior to this, Mr. Burkhardt served in other various senior management positions within the Company. Mr. Burkhardt has been with the Company since May of 1989. Prior to joining Key Tronic, Mr. Burkhardt worked for House of Aluminum and Glass for 12 years where he was the plant manager.

PHILIP S. HOCHBERG – Executive Vice President of Business Development

Mr. Hochberg, age 50, has been Executive Vice President of Business Development since July 2012. Prior this, Mr. Hochberg served as Vice President of Business Development from October 2009 through June 2012. He was Director of Business Development and Program Management from July 2008 to October 2009. Mr. Hochberg served as Director of Business Development from October 2004 to July 2008 and as Director of EMS Sales and Marketing from July 2000 to October 2004. Prior to joining Key Tronic, Mr. Hochberg worked for Quinton Instrument Company as their Director of Marketing and Product Management from 1992 to 2000. From 1988 to 1992, he was employed by SpaceLabs Medical as their Business Development Marketing Manager. Mr. Hochberg has an MBA from the University of British Columbia, a BA Psychology, with a minor in Business from Washington University in St. Louis.

LAWRENCE J. BOSTWICK – Vice President of Engineering and Quality

Mr. Bostwick, age 60, has been Vice President of Engineering and Quality since July 2008. Previously he was Director of Engineering and Quality from February 2007 to July 2008 and served as Corporate Director of Quality from February 2006 to February 2007. From 2003 to 2006 he was Director of Supply Chain Management and Quality for the Lancer Corporation and from 1998 to 2003 he was Vice President of Operations for Thermacore International. He is a graduate of the Westinghouse and General Electric – Engineering and Manufacturing Professional Development Programs. He is certified in both Quality and Industrial Engineering and is a Lean – Six Sigma Master Black Belt. Mr. Bostwick has a combined B.S. degree in Production and Operation and Industrial Engineering from Bowling Green State University and a Masters degree in Industrial Engineering and Business Administration from Syracuse University.

BRETT R. LARSEN – Vice President of Finance, and Controller

Mr. Larsen, age 39, has served as Vice President of Finance and Controller since February 2010. He was Chief Financial Officer of FLSmidth Spokane, Inc. from December 2008 to February 2010. From October 2005 through November 2008, Mr. Larsen served as Controller of Key Tronic Corporation. From May 2004 to October 2005, Mr. Larsen served as Manager of Financial Reporting of Key Tronic Corporation. From 2002 to May 2004, Mr. Larsen was an audit manager for the public accounting firm BDO Seidman, LLP. He also held various auditing and supervisory positions with Grant Thornton LLP from 1997 to 2002. Mr. Larsen has a Bachelor of Science degree in Accounting and a Masters degree in Accounting from Brigham Young University and is a Certified Public Accountant.

FRANK CRISPIGNA III – Vice President of Materials

Mr. Crispigna, age 51, has been Vice President of Materials of the company since October 2011. Prior to this, Mr. Crispigna held a variety of Materials and Supply Chain positions at Plexus Corporation since 1997, most recently serving as the Director – Supply Chain Solutions from 2005 - 2011. He has a Masters degree in Business Administration, and a Bachelor of Business Administration Degree in Marketing from the University of Wisconsin – Oshkosh. Mr. Crispigna also is a C.P.M., and received his certification in Supply Chain Leadership from the University of Wisconsin.

DUANE D. MACKLEIT – Vice President of Program Management

Mr. Mackleit, age 44, has been Vice President of Program Management of the company since July 2012. He served as Director of Program Management from July 2008 through June 2012. From May 2006 to July 2008 he served as Principal Program Manager. Prior to that, he served as Program Manager from March 2002 to May 2006 and Associate Program Manager from August 2000 to March 2002. Mr. Mackleit has also held several other positions with Key Tronic Corporation. Mr. Mackleit has an AA in Business from Spokane Falls Community College and a BA in Business/Marketing from Eastern Washington University. He also holds a MBA from Gonzaga University.

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

Our quarterly operating results have varied in the past and may vary in the future due to a variety of factors, including adverse changes in the U.S. and global macroeconomic environment, volatility in overall demand for our customers’ products, success of customers’ programs, timing of new programs, new product introductions or technological advances by us, our customers and our competitors, and changes in pricing policies by us, our customers, our suppliers, and our competitors. Our customer base is diverse in the markets they serve, however, decreases in demand, particularly from customers that supply the education, consumer products, and gambling industries, could affect future quarterly results. Additionally, our customers could be impacted by the illiquidity of the credit markets which could directly impact our operating results.

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

The Company’s ability to secure and maintain sufficient credit arrangements is key to its continued operations.

There is no assurance that the Company will be able to retain or renew its credit agreements in the future. In the event the business grows rapidly or the uncertain macroeconomic climate continues, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all in the future. For a summary of the Company’s banking arrangements, see Note 4, Long-Term Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

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

Competitors may offer customers lower prices on certain high volume programs. This could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect our business, operating results, and financial condition. If we were unable to provide comparable or better manufacturing services at a lower cost than our competitors, it could cause sales to decline. In addition, competitors can copy our non-proprietary designs and processes after we have invested in development of products for customers, thereby enabling such competitors to offer lower prices on such products due to savings in development costs.

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

Most of the products we manufacture are in facilities located in Mexico and China. These international operations may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;

•	political and economic instability (including acts of terrorism, civil unrest, forms of violence and outbreaks of war), which could impact our ability to ship, manufacture, and/or receive product;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting accounts receivable;

•	export duties, import controls and trade barriers (including quotas);

•	governmental restrictions on the transfer of funds;

•	burdens of complying with a wide variety of foreign laws and labor practices;

•	fluctuations in currency exchange rates, which could affect component costs, local payroll, utility and other expenses;

•	inability to utilize net operating losses generated by our foreign operations to reduce our U.S. income taxes; and

•	our foreign locations may be impacted by hurricanes, earthquakes, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions and other natural or manmade disasters.

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

We manufacture and design products to our customers’ specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the Food and Drug Administration and non-U.S. counterparts of this agency. In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility. Our customers are required to indemnify us against liability associated with designing products to meet their specifications. However, if our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims.

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

We have manufacturing and sales operations located in the United States, Mexico, and China. The table below lists the locations and square footage of our operating facilities:

Location	Approx. Sq. Ft.	Type of Interest (Leased/ Owned)	Description of Use
Spokane Valley, Washington (1)	75,000	Leased	Sales, research, administration and manufacturing
Spokane Valley, Washington	36,000	Leased	Manufacturing
El Paso, Texas	80,000	Leased	Shipping and warehouse

Total USA	191,000

Juarez, Mexico	174,000	Owned	Manufacturing
Juarez, Mexico	60,000	Owned	Manufacturing and warehouse
Juarez, Mexico	66,000	Owned	Manufacturing and warehouse
Juarez, Mexico(2)	115,000	Owned	Manufacturing and warehouse
Juarez, Mexico(3)	—	Leased	Manufacturing and warehouse
Juarez, Mexico(4)	103,000	Owned	Manufacturing and warehouse
Juarez, Mexico(5)	105,000	Leased	Warehouse

Total Mexico	623,000

Shanghai, China (6)	95,000	Leased	Manufacturing
Shanghai, China (7)	36,000	Leased	Manufacturing

Total China	131,000

Grand Total	945,000

(1)

On June 15, 2010, the company amended its lease with Royal Hills Associates (RHA) to extend the lease for an additional ten years, which we continue to occupy as our headquarters. Subsequent to June 30, 2012, we added an additional 13,000 square feet to extend our manufacturing and warehouse space.

(2)	During fiscal year 2010, we purchased a 115,000 square foot manufacturing facility in Juarez, Mexico for additional assembly space.
(3)	In fiscal year 2009, we leased a 72,000 square feet facility in Juarez, Mexico for more storage capacity and additional assembly space. This lease expired August 30, 2012.
(4)	During fiscal year 2012, we purchased an additional 103,000 square feet of manufacturing and warehouse space.
(5)	During fiscal year 2012, we entered into an agreement to lease an additional 105,000 square feet of warehouse space to replace the 72,000 square feet leased space that expired August 30, 2012.
(6)

During fiscal year 2011, we amended the lease of our China facility whereby extending the term to December 2015 and increasing our leased space to 95,000 square feet to accommodate an additional SMT line and for additional assembly space.

(7)	During fiscal year 2011, we entered into an agreement to lease an additional 36,000 square feet of manufacturing space.

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

All of our facilities are ISO certified to ISO 9001:2008 standards, ISO-14001 environmental standards, ISO-13485:2003 medical devices standards, AS9100C aviation, space and defense standards, ISO/TS 16949 automotive standards and to Customs Trade Partnership against Terrorism (CTPAT). The Spokane, Washington facilities are additionally registered by the US State Department for International Traffic in Arms Regulations (ITAR).

Item 3.	LEGAL PROCEEDINGS

We are a party to certain lawsuits or claims in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flow.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

Item 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Market, formerly the NASDAQ National Market System under the symbol “KTCC”. Quarterly high and low sales prices for our common stock for fiscal years 2012 and 2011 were as follows:

	2012		2011
	High	Low	High	Low
First Quarter	$4.70	$3.21	$6.17	$4.60
Second Quarter	5.08	3.22	6.84	5.01
Third Quarter	11.49	4.71	6.11	4.31
Fourth Quarter	13.16	7.60	5.50	4.05

High and low stock prices are based on the daily sales prices reported by the NASDAQ Stock Market. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.

Holders and Dividends

As of June 30, 2012, we had 762 shareholders of common stock on record. As a result of our credit agreement with Wells Fargo, N.A. we are restricted from declaring or paying dividends in cash or stock. We have not paid a cash dividend and do not anticipate payment of dividends in the foreseeable future.

Equity Compensation Plan Information

Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report, under the caption “Securities Authorized for Issuance under Equity Compensation Plans”, and that information is incorporated herein by reference.

Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our common stock with the cumulative total return of the NASDAQ Stock Market (U.S. & Foreign) Index and the NASDAQ Electronic Components Index in fiscal 2012.

	6/30/07	6/28/08	6/27/09	7/3/10	7/2/11	6/30/12
Key Tronic Corporation	100.00	69.55	32.42	95.87	88.80	161.89
NASDAQ Composite	100.00	84.54	73.03	82.88	110.33	115.30
NASDAQ Electronic Components	100.00	89.07	65.96	78.95	100.22	84.78

Item 6:	SELECTED FINANCIAL DATA

The following selected data is derived from our audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes, and other information included in this report.

Financial Highlights

(In thousands, except for Supplemental Data and Per Share Amounts)

	Fiscal Years
	June 30, 2012	July 2, 2011	July 3, 2010	June 27, 2009	June 28, 2008
Consolidated Statements of Operations Data:
Net sales	$346,475	$253,846	$199,620	$184,924	$204,122
Gross profit	29,836	20,648	19,250	13,180	16,820
Gross margin percentage	8.6%	8.1%	9.6%	7.1%	8.2%
Operating income	14,351	6,939	7,388	1,783	6,834
Operating margin percentage	4.1%	2.7%	3.7%	1.0%	3.3%
Net income	11,626	5,736	8,690	1,063	5,584
Earnings per share – diluted	1.10	0.55	0.85	0.11	0.54

Consolidated Cash Flow Data:
Cash flows (used in) provided by operations	(5,066)	(2,569)	3,534	10,038	(718)
Capital expenditures	4,654	3,818	3,378	1,891	1,180

Consolidated Balance Sheet Data:
Net working capital (1)	76,236	58,307	44,708	37,444	45,695
Total assets	150,912	112,364	101,642	77,755	98,344
Long-term liabilities	19,050	11,063	4,236	3,030	13,241
Shareholders’ equity	78,608	68,023	59,417	51,114	49,081
Book value per share (2)	$7.50	$6.54	$5.79	$5.08	$4.90

Supplemental Data:
Number of shares outstanding at year-end	10,481,356	10,399,187	10,264,390	10,065,974	10,024,308
Number of employees at year-end	2,700	1,997	2,036	1,963	2,502
Approximate square footage of operational facilities	945,000	796,000	987,000	849,000	777,000

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

Executive Summary

During fiscal year 2012 we set a new record for annual revenue of $346.5 million, a 36.5 percent growth as compared to sales of $253.8 million in fiscal year 2011. The increase in net sales was primarily driven by an increase in revenues related to new programs for both new and longstanding customers and a net increase in demand related to current customer programs, partially offset by the negative impact of the uncertain macroeconomic environment. Net sales for the first quarter of fiscal year 2013 are expected to be within the range of $94 million to $99 million. Future results will depend on actual levels of customers’ orders, the timing of the start up of production of new product programs and the potential impact of the macroeconomic uncertainty. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.

The concentration of our largest customers increased during fiscal year 2012 with the top five customers’ sales increasing to 73 percent of total sales in 2012 from 62 percent in 2011, and 57 percent in 2010. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, military supplies, computer accessories, electronic whiteboards, medical, educational, irrigations, automotive, transportation management and robotics. The growth during fiscal year 2012 was powered by an increasingly diverse mix of new customer programs. At the end of fiscal year 2012, we were generating revenue from 165 separate programs and 48 distinct customers as compared to 119 programs and 33 customers at the end of fiscal year 2011. These new customers have programs that represent small annual sales while others have multi-million-dollar potential.

Gross profit as a percent of sales was 8.6 percent in fiscal year 2012 compared to 8.1 percent for the prior fiscal year. This 0.5 percentage point increase in gross profit as a percentage of net sales during fiscal year 2012 as compared to fiscal year 2011 is primarily related to a 2.3 percentage point improvement in leveraging of certain overhead costs, as a percent of sales, partially offset by a 1.8 percentage point increase in material costs, as a percent of sales, resulting from higher material content in certain new customer programs. The level of gross margin is impacted by product mix, timing of the start up of new programs, facility utilization, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

Operating income as a percentage of sales for fiscal year 2012 was 4.1 percent compared to 2.7 percent for fiscal year 2011. The increase in operating income as a percentage of sales was due to an increase in gross margin, leveraging of certain operating expenses and by improving efficiencies during fiscal year 2012.

Net income for fiscal year 2012 was $11.6 million or $1.10 per diluted share, as compared to net income of $5.7 million or $0.55 per diluted share for fiscal year 2011. The increase in net income for fiscal year 2012 as compared to fiscal year 2011 was primarily due to the increase in net sales coupled with an improvement in our gross margin and operating income partially offset by an increase in income tax expense.

We maintain a strong balance sheet with a current ratio of 2.4 and a long-term debt to equity ratio of 0.19. Total cash used in operating activities as defined on our cash flow statement was $5.1 million during fiscal year 2012. However, we maintain sufficient liquidity for our expected future operations and had $15.0 million in outstanding borrowings on our revolving line of credit with Wells Fargo, N.A. and $15.0 million remained available at June 30, 2012. We believe cash flow from operations, our borrowing capacity, and equipment lease financing should provide adequate capital for planned growth over the long term.

RESULTS OF OPERATIONS

Comparison of the Fiscal Year Ended June 30, 2012 with the Fiscal Year Ended July 2, 2011

The following table sets forth for the periods indicated certain items of the consolidated statements of income expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Fiscal Year Ended
	June 30, 2012	% of net sales	July 2, 2011	% of net sales	$ change	% point change
Net sales	$346,475	100.0%	$253,846	100.0%	$92,629	—%
Cost of sales	316,639	91.4	233,198	91.9	83,441	(0.5)

Gross profit	29,836	8.6	20,648	8.1	9,188	0.5
Operating expenses:
Research, development and engineering	4,444	1.3	3,782	1.5	662	(0.2)
Selling, general and administrative	11,041	3.2	9,927	3.9	1,114	(0.7)

Total operating expenses	15,485	4.5	13,709	5.4	1,776	(0.9)

Operating income	14,351	4.1	6,939	2.7	7,412	1.4
Interest expense, net	510	0.1	457	0.2	53	(0.1)

Income before income taxes	13,841	4.0	6,482	2.6	7,359	1.4
Income tax provision	2,215	0.6	746	0.3	1,469	0.3

Net income	$11,626	3.4%	$5,736	2.3%	$5,890	1.1%

Effective income tax rate	16.0%		11.5%

Net Sales

Net sales were $346.5 million and $253.8 million in fiscal years 2012 and 2011, respectively.

Net sales increased $92.6 million during fiscal year 2012 as compared with fiscal year 2011. This increase in net sales was primarily driven by an approximate $90.6 million increase in revenues related to new programs for both new and longstanding customers and to a lesser extent a $2.9 million increase related to increased demand from certain current customer programs. These increases were partially offset by $0.9 million related to customer program losses. The negative impact resulting from the uncertain macroeconomic environment is reflected in the analysis of our new and longstanding customers programs as discussed above.

The following table shows the revenue by industry sectors as a percentage of revenue for fiscal years 2012 and 2011:

	Years Ended
	June 30, 2012	July 2, 2011
Communication	36%	22%
Consumer	20	20
Gaming	18	16
Transaction Printer	12	18
Computer and Peripheral	7	13
Industrial	6	6
Commercial Printer	1	5

Total	100%	100%

We provide services to customers in a number of industries and produce a variety of products for our customers in each industry. As we continue to diversify our customer base and win new customers we may continue to see a change in the industry concentrations of our revenue.

Sales to foreign locations represented 40.6 percent, and 31.9 percent of our total net sales in fiscal years 2012, and 2011, respectively.

Cost of Sales

Total cost of sales as a percentage of net sales was 91.4 percent, and 91.9 percent in fiscal years 2012, and 2011, respectively.

Total cost of materials as a percentage of net sales was approximately 70.4 percent, and 68.6 percent in fiscal years 2012, and 2011, respectively. The change from year-to-year is primarily the result of higher material content in certain new customer programs and changes in product mix.

Production and support costs as a percentage of net sales were 21.0 percent, and 23.3 percent in fiscal years 2012, and 2011, respectively. The decrease in fiscal year 2012 is primarily related to the leveraging of our fixed costs as a percentage of sales during the fiscal year.

We provide for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage. The amounts charged to expense for these inventories were approximately $0.8 million, and $0.3 million in fiscal years 2012, and 2011, respectively.

We provide warranties on certain products we sell and estimate warranty costs based on historical experience and anticipated product returns. Warranty expense is related to workmanship claims on keyboards and EMS products. The amounts charged to expense are determined based on an estimate of warranty exposure. The net warranty expense was approximately $65,000 and $158,000 in fiscal years 2012, and 2011, respectively.

Gross Profit

Gross profit as a percentage of net sales was 8.6 percent, and 8.1 percent in fiscal years 2012, and 2011, respectively.

The 0.5 percentage point increase in gross profit as a percentage of net sales during fiscal year 2012 as compared to fiscal year 2011 is primarily related to a 2.3 percentage point improvement in leveraging of certain overhead costs, as a percent of sales, partially offset by a 1.8 percentage point increase in material costs, as a percent of sales, resulting from higher material content in certain new customer programs and changes in product mix.

We took early pay discounts to suppliers that totaled approximately $932,000 and $678,000, in fiscal years 2012, and 2011, respectively. Early pay discounts will fluctuate based on our liquidity and changes in the discounts and terms offered by our suppliers.

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

Research, Development and Engineering

Research, development and engineering expenses (RD&E) consists principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Total RD&E expense was $4.4 million and $3.8 million in fiscal years 2012, and 2011, respectively. This $0.6 million increase is primarily the result of increased headcount and to a lesser extent higher incentive compensation.

Total RD&E expenses as a percent of net sales were 1.3 percent and 1.5 percent in fiscal years 2012, and 2011, respectively. This 0.2 percentage point improvement in RD&E is primarily related to our continued success in leveraging operating expenses as a percent of net sales.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) consist principally of salaries and benefits, advertising and marketing programs, sales commissions, travel expenses, provision for doubtful accounts, facilities costs, and professional services. Total SG&A expenses were $11.0 million and $9.9 million in fiscal years 2012, and 2011, respectively. This $1.1 million increase is primarily related to an increase in headcount.

Total SG&A expenses as a percent of net sales were 3.2 percent, and 3.9 percent in fiscal years 2012, and 2011, respectively. This 0.7 percentage point improvement in SG&A is primarily related to our continued success in leveraging operating expenses as a percent of net sales.

Interest Expense

We had net interest expense of $0.5 million, and $0.5 million in fiscal years 2012, and 2011, respectively. Interest expense for fiscal year 2012 remained relatively flat as compared to fiscal year 2011.

Income Tax Provision

We had an income tax expense of $2.2 million during fiscal year 2012 as compared to an income tax expense of $746,000 in fiscal year 2011. The income tax expense recognized during fiscal 2012 was primarily a function of U.S. and foreign taxes recognized at the statutory rates offset by the net benefit associated with federal research and development tax credits and changes in potential foreign tax credits. The income tax expense recognized during fiscal 2011 was primarily a function of U.S. and foreign taxes recognized at the statutory rates offset by the net benefit associated with federal research and development tax credits, the release of the valuation allowance in China, and changes in potential foreign tax credits.

Due to increased profitability, revenue growth, and new customer programs, we utilized all remaining domestic net operating loss carryforwards (NOLs) during fiscal year 2012. Furthermore, all previous NOL carryforwards in China have been fully utilized as well. As a result, there is no remaining deferred tax asset as of June 30, 2012 related to NOLs. In addition, we reviewed our requirements for liquidity domestically to fund our revenue growth and to look for potential future acquisitions. We continue to anticipate repatriating a portion of our unremitted foreign earnings. The associated taxes and potential foreign tax credits were first included in the income tax benefit that was realized during fiscal year 2010 and certain changes in the estimates of foreign earnings and profits and tax pools resulted in the recognition of additional tax benefits during fiscal years 2011 and 2012. For further information on taxes please review footnote 5 of the “Notes to Consolidated Financial Statements”.

International Subsidiaries

We offer customers a complete global manufacturing solution. Our facilities provide our customers the opportunity to have their products manufactured in the facility that best serves specific cost, product manufacturing, and distribution needs. The locations of active foreign subsidiaries are as follows:

•	Key Tronic Juarez, SA de CV owns an SMT, assembly and molding facility, and five assembly and storage facilities in Juarez, Mexico. This subsidiary is primarily used to support our U.S. operations.

•

Key Tronic Computer Peripherals (Shanghai) Co., Ltd. leases two facilities with SMT, assembly and warehouse capabilities in Shanghai, China, which began operations in 1999. Its primary function is to provide EMS services for export; however, it is also currently manufacturing certain electronic keyboards.

Foreign sales (based on shipping instructions) from our worldwide operations, including domestic exports, were $140.8 million and $81.1 million in fiscal years 2012, and 2011, respectively. Products and manufacturing services provided by our subsidiary operations are primarily sold to customers directly by the parent company. Key Tronic Computer Peripherals (Shanghai) Co., Ltd., our subsidiary in Shanghai, China, had only minimal direct sales to customers in China during the past two fiscal years.

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

	Fiscal Year Ended
	July 2, 2011	% of net sales	July 3, 2010	% of net sales	$ change	% point change
Net sales	$253,846	100.0%	$199,620	100.0%	$54,226	—%
Cost of sales	233,198	91.9	180,370	90.4	52,828	1.5

Gross profit	20,648	8.1	19,250	9.6	1,398	(1.5)
Operating expenses:
Research, development and engineering	3,782	1.5	2,783	1.4	999	0.1
Selling, general and administrative	9,927	3.9	9,079	4.5	848	(0.6)

Total operating expenses	13,709	5.4	11,862	5.9	1,847	(0.5)

Operating income	6,939	2.7	7,388	3.7	(449)	(1.0)
Interest expense, net	457	0.2	102	0.1	355	0.1

Income before income taxes	6,482	2.6	7,286	3.6	(804)	(1.0)
Income tax provision (benefit)	746	0.3	(1,404)	0.7	(2,150)	(0.4)

Net income	$5,736	2.3%	$8,690	4.4%	$(2,954)	(2.1)%

Effective income tax rate	11.5%		(19.3)%

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

The following table shows the revenue by industry sectors as a percentage of revenue for fiscal years 2011 and 2010:

	Years Ended
	July 2, 2011	July 3, 2010
Communication	22%	11%
Consumer	20	26
Gaming	16	13
Transaction Printer	18	22
Computer and Peripheral	13	15
Industrial	6	4
Commercial Printer	5	9

Total	100%	100%

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

Total cost of materials as a percentage of net sales was approximately 68.6 percent, and 62.2 percent in fiscal years 2011, and 2010, respectively. The change from year-to-year is primarily the result of higher material content in certain new customer programs and changes in product mix.

Production and support costs as a percentage of net sales were 23.3 percent, and 28.2 percent in fiscal years 2011, and 2010, respectively. The decrease in fiscal year 2011 is primarily related to the leveraging of our fixed costs as a percentage of sales during the fiscal year.

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

We provide warranties on certain products we sell and estimate warranty costs based on historical experience and anticipated product returns. Warranty expense is related to workmanship claims on keyboards and EMS products. The amounts charged to expense are determined based on an estimate of warranty exposure. The net warranty expense was approximately $158,000 and $45,000 in fiscal years 2011, and 2010, respectively.

Gross Profit

Gross profit as a percentage of net sales was 8.1 percent, and 9.6 percent in fiscal years 2011, and 2010, respectively.

The 1.5 percentage point decrease in gross profit as a percentage of net sales during fiscal year 2011 as compared to fiscal year 2010 is primarily related to a 6.4 percentage point increase in material costs, as a percent of sales, resulting from higher material content in certain new customer programs, partially offset by a 4.9 percentage point improvement in leveraging of certain overhead costs.

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

Income Tax Provision

We had an income tax expense of $746,000 during fiscal year 2011 as compared to an income tax benefit of $1.4 million in fiscal year 2010. The income tax expense recognized during fiscal 2011 was primarily a function of U.S. and foreign taxes recognized at the statutory rates offset by the net benefit associated with federal research and development tax credits, the release of the valuation allowance in China, and changes in potential foreign tax credits. The income tax benefit of fiscal year 2010 is primarily related to the release of the valuation allowance on our deferred tax assets related to domestic NOLs and foreign tax credits, partially offset by the recognition of domestic deferred tax liabilities for an unremitted portion of foreign earnings and the change of applicable tax regimes in Mexico.

Due to increased profitability, revenue growth, and new customer programs, we determined that a valuation allowance against our domestic NOLs is not required. We anticipated that we would fully utilize our domestic NOLs prior to their expiration. In addition, we reviewed our requirements for liquidity domestically to fund our revenue growth and to look for potential future acquisitions. We have changed our previous assessments of being permanently reinvested and now anticipate repatriating a portion of our unremitted foreign earnings. The associated taxes and potential foreign tax credits were first included in the income tax benefit that was realized during fiscal year 2010 and certain changes in the estimates of foreign earnings and profits and tax pools resulted in the recognition of additional tax benefits during fiscal year 2011. For further information on taxes please review footnote 5 of the “Notes to Consolidated Financial Statements”.

International Subsidiaries

Foreign sales (based on shipping instructions) from our worldwide operations, including domestic exports, were $81.1 million, and $35.7 million in fiscal years 2011, and 2010, respectively. Products and manufacturing services provided by our subsidiary operations are primarily sold to customers directly by the parent company. Key Tronic Computer Peripherals (Shanghai) Co., Ltd., our subsidiary in Shanghai, China, had only minimal direct sales to customers in China during the past two fiscal years.

Capital Resources and Liquidity

Operating Cash Flow

Net cash used in operating activities for fiscal years 2012 and 2011 were $5.1 million and $2.6 million compared to net cash provided by operating activities of $3.5 million in fiscal year 2010.

This $2.5 million year-over-year change is primarily due to an increase in trade receivables and inventory, partially offset by an increase in accounts payable. Trade receivables increased by $20.3 million as a result of the increase in sales that occurred during fiscal year 2012. The $17.6 million increase in inventory was attributable to our recent and expected growth in production levels for a number of new programs. The $16.9 million increase in accounts payable was primarily driven by the timing of payments and terms of the supply chain related to new programs.

This $6.1 million year-over-year change from fiscal year 2011 and 2010 was primarily due to an increase in trade receivables and inventory, and a decrease in accounts payable. Trade receivables increased by $5.7 million as a result of the increase in sales that occurred during the fourth quarter of fiscal year 2011. The $2.1 million increase in inventory was attributable to our recent and expected growth in production levels for a number of new programs. The $3.0 million decrease in accounts payable was primarily driven by the timing of payments and terms of the supply chain related to new programs.

We purchase inventory based on customer forecasts, orders and expected lead times. When those forecasts cannot be met or changes are made to lead times, inventory can increase. Accounts payable fluctuates with changes in inventory levels, volume of purchases, and negotiated supplier terms.

Investing Cash Flow

Cash flows used in investing activities were $4.6 million, $3.7 million, and $3.3 million in fiscal years 2012, 2011 and 2010, respectively. Cash used in investing activities is for capital expenditures partially offset by proceeds from the sale of property and equipment. Capital expenditures were $4.7 million, $3.8 million, and $3.4 million in fiscal years 2012, 2011, and 2010, respectively. Our capital expenditures are primarily for purchases of manufacturing assets to support our operations in the United States, Mexico and China. The increase in capital expenditures for fiscal year 2012 as compared to fiscal year 2011 was primarily related to the purchase of a manufacturing facility and to a lesser extent the increased investment in manufacturing equipment to support the requirements of our growing customer programs and sales. The increase in capital expenditures for fiscal year 2011 as compared to fiscal year 2010 is primarily related to the increased investment in manufacturing equipment to support the requirements of our growing customer programs and sales.

Financing Cash Flow

Cash flows provided by financing activities were $9.0 million in fiscal year 2012 as compared to cash flows provided by financing activities of $6.7 million and cash used in financing activities of $0.2 million in fiscal years 2011 and 2010, respectively. Our primary financing activity in fiscal years 2012, 2011, and 2010 was borrowing and repayment under our revolving line of our credit facility. Our credit agreement with Wells Fargo Bank, N.A. provides a revolving line of credit facility of up to $30 million. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. The outstanding balance under the credit facility was $15.0 million as of June 30, 2012. We had availability to borrow an additional $15.0 million under the Wells Fargo line of credit and we were in compliance with our loan covenants. During fiscal year 2012, cash provided by financing activities reflected payments of $0.7 million on capital leases.

Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of June 30, 2012, we had approximately $0.5 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company could be subject to additional income taxes payable in the U.S. The total amount of additional tax required for the amount of foreign subsidiary cash on hand as of June 30, 2012 would approximate $28,000.

Contractual Obligations and Commitments

In the normal course of business, we enter into contracts which obligate us to make payments in the future. The table below sets forth our significant future obligations by fiscal year:

Payments Due by Fiscal Year (in thousands)

	Total	2013	2014	2015	2016	2017	Thereafter
Wells Fargo Bank N.A. revolving loan (1)	$15,000	$—	$—	$—	$—	$15,000	$—
Operating leases (2)	8,281	1,461	1,478	1,423	976	722	2,221
Capital leases(3)	1,370	782	588	—	—	—	—
Purchase orders (4)

(1)

The terms of the Wells Fargo Bank N.A. revolving loan are discussed in the consolidated financial statements at Note 4, “Long-Term Debt”. As of June 30, 2012, we were in compliance with our loan covenants. Breaching these covenants could have resulted in a material impact on our operations or financial condition.

(2)

We maintain vertically integrated manufacturing operations in Mexico and China. Such operations are heavily dependent upon technically superior manufacturing equipment including molding machines in various tonnages, Surface Mount Technology (SMT) lines, clean rooms, and automated insertion, and test equipment for the various products we are capable of producing. In addition, we lease some of our administrative and manufacturing facilities. A complete discussion of properties can be found in Part 1, Item 2 at “Properties”. Leases have proven to be an acceptable method for us to acquire new or replacement equipment and to maintain facilities with a minimum impact on our short term cash flows for operations. Subsequent to June 30, 2012, the Company entered into an additional lease of approximately 13,000 square feet at a rate of $8.00 per square foot per year with the lease terminating on February 28, 2016.

(3)

During fiscal year 2011, we entered into capital leases for the purchase of certain equipment and leasehold improvements. See Note 8, “Commitments and Contingencies” for additional discussion of capital lease obligations. Amounts presented above include interest and principal, if applicable.

(4)

As of June 30, 2012, we had open purchase order commitments for materials and other supplies of approximately $171.3 million. Included in the open purchase orders are various blanket orders for annual requirements. Actual needs under these blanket purchase orders fluctuate with our manufacturing levels. In addition, we have contracts with our customers that minimize our exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with our suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations.

In addition to the cash requirements presented above, we have various other accruals which are not included in the table above. We owe our suppliers approximately $36.4 million for accounts payable and shipments in transit at the end of the fiscal year. We generally pay our suppliers in a range from 30 to 120 days depending on terms offered. These payments are financed by operating cash flows and our revolving line of credit.

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

Inactive, Obsolete, and Surplus Inventory Reserve

We reserve for inventories that we deem inactive, obsolete or surplus. This reserve is calculated based upon the demand for the products that we produce. Demand is determined by expected sales, customer purchase orders, or customer forecasts. If expected sales do not materialize, then we would have inventory in excess of our reserves and would have to charge the excess against future earnings. In the case where we have purchased material based upon a customer’s forecast or purchase orders, we are usually covered by lead-time assurance agreements or purchase orders with each customer. These contracts state that the financial liability for material purchased within agreed upon lead-time and based upon the customer’s forecasts, lies with the customer. If we purchase material outside the lead-time assurance agreement and the customer’s forecasts do not materialize or if we have no lead-time assurance agreement for a specific program, we would have the financial liability and may have to charge inactive, obsolete or surplus inventory against earnings.

Allowance for Doubtful Accounts

We value our accounts receivable net of an allowance for doubtful accounts. As of June 30, 2012, we deemed no allowance was necessary. The allowance for doubtful accounts was $111,000 as of July 2, 2011. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.

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

Income Taxes

Income tax expense includes U.S. and international income taxes and the provision for U.S. taxes on undistributed earnings of foreign subsidiaries not deemed to be permanently invested. We do not record tax liabilities on undistributed earnings of international subsidiaries that are permanently reinvested. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. The deferred income taxes are classified as current or long-term based on the classification of the related asset or liability. The most significant areas involving management judgments include deferred income tax assets and liabilities, uncertain tax positions, and research and development tax credits. Our estimates of the realization of the deferred tax assets related to our tax credits are based upon our estimates of future taxable income which may change.

Stock-Based Compensation

Stock-based compensation is accounted for according to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation. ASC 718 requires us to expense the fair value of employee stock options, stock appreciation rights and other forms of stock-based compensation. Under the fair value recognition provisions of ASC 718, share-based compensation cost is estimated at the grant date based upon the value of the award and is recognized as expense ratably over the requisite service period of the award (generally the vesting period). Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating the expected life of the share-based award, the expected stock price volatility over the expected life of the share-based award and forfeitures.

To determine the fair value of stock based awards on the date of grant we use the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate is a less-subjective assumption as it is based on factual data derived from public sources. We use a dividend yield of zero as we have never paid cash dividends and have no intention to pay cash dividends in the foreseeable future. The expected stock price volatility and option life assumptions require a greater level of judgment. Our expected stock-price volatility assumption is based upon the historical volatility of our stock which is obtained from public data sources. The expected life represents the weighted average period of time that share-based awards are expected to be outstanding, giving consideration to vesting schedules and historical exercise patterns. We determine the expected life assumption based upon the exercise and post-vesting behavior that has been exhibited historically, adjusted for specific factors that may influence future exercise patterns. If expected volatility or expected life were to increase, that would result in an increase in the fair value of our stock options which would result in higher compensation charges, while a decrease in volatility or the expected life would result in a lower fair value of our stock option awards resulting in lower compensation charges.

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

Derivatives and Hedging Activity

Derivatives are recognized on the balance sheet at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge). The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in “Accumulated Other Comprehensive Income”, until earnings are affected by the variability of cash flows. See Note 10 of the Company’s consolidated financial statements for additional information.

Accounting Pronouncements

See Note 1 to our consolidated financial statements.

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility is secured by substantially all of our assets. The interest rates applicable to our revolving credit facility fluctuate with the JP Morgan Chase Bank prime rate and LIBOR rates. There was $15.0 million in outstanding borrowings under our revolving credit facility as of June 30, 2012, and the interest rate being paid on the outstanding balance was in the range of 2.35% – 3.25%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility.

Foreign Currency Exchange Risk

A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was $57.8 million of foreign currency forward contracts outstanding as of June 30, 2012. The fair value of these contracts was approximately ($1.0) million. See Note 10 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Key Tronic Corporation

Spokane Valley, Washington

We have audited the accompanying consolidated balance sheets of Key Tronic Corporation (the Company) as of June 30, 2012 and July 2, 2011 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Tronic Corporation at June 30, 2012 and July 2, 2011, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Spokane, Washington
September 10, 2012

KEY TRONIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2012	July 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$502	$1,232
Trade receivables, net (allowance for doubtful accounts of $0 and $111)	60,709	40,350
Inventories	58,439	41,554
Deferred income tax asset	5,201	3,900
Other	4,639	4,549

Total current assets	129,490	91,585

Property, plant and equipment, net	17,306	14,917
Other assets:
Deferred income tax asset	2,703	4,219
Other, net of accumulated amortization of $82 and $93	1,413	1,643

Total assets	$150,912	$112,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,025	$26,149
Accrued compensation and vacation	6,337	4,436
Current portion of other long-term obligations	729	761
Other	3,163	1,932

Total current liabilities	53,254	33,278

Long-term liabilities:
Revolving loan	15,011	6,000
Deferred income tax liability	1,094	1,542
Other long-term obligations	2,945	3,521

Total long-term liabilities	19,050	11,063

Commitments and contingencies (Notes 4 and 8)
Shareholders’ equity:
Common stock, no par value, authorized 25,000 shares; issued and outstanding 10,481 and 10,399 shares, respectively	42,372	41,014
Retained earnings	36,895	25,269
Accumulated other comprehensive (loss) income	(659)	1,740

Total shareholders’ equity	78,608	68,023

Total liabilities and shareholders’ equity	$150,912	$112,364

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Net sales	$346,475	$253,846	$199,620
Cost of sales	316,639	233,198	180,370

Gross margin	29,836	20,648	19,250

Operating expenses:
Research, development and engineering	4,444	3,782	2,783
Selling, general and administrative	11,041	9,927	9,079

Total operating expenses	15,485	13,709	11,862

Operating income	14,351	6,939	7,388
Interest expense, net	510	457	102

Income before income taxes	13,841	6,482	7,286
Income tax provision (benefit)	2,215	746	(1,404)

Net income	$11,626	$5,736	$8,690

Earnings per share:

Earnings per common share – basic	$1.11	$0.55	$0.86
Weighted average shares outstanding – basic	10,447	10,344	10,124

Earnings per common share – diluted	$1.10	$0.55	$0.85
Weighted average shares outstanding – diluted	10,609	10,407	10,191

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Comprehensive income:
Net income	$11,626	$5,736	$8,690
Other comprehensive income:
Unrealized (loss) gain on foreign exchange contracts, net of tax	(2,399)	1,982	(1,154)

Comprehensive income	$9,227	$7,718	$7,536

Other comprehensive income for fiscal years 2012, 2011, and 2010 are reflected net of tax of approximately $(1.2) million, $1.0 million, and $(0.1) million, respectively.

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
Balances, June 27, 2009	10,066	$39,359	$10,843	$912	$51,114

Net income	—	—	8,690	—	8,690
Unrealized loss on foreign exchange contracts	—	—	—	(1,154)	(1,154)
Exercise of stock options	198	604	—	—	604
Tax benefit from exercise of stock options	—	163	—	—	163

Balances, July 3, 2010	10,264	40,126	19,533	(242)	59,417
Net income	—	—	5,736	—	5,736
Unrealized gain on foreign exchange contracts	—	—	—	1,982	1,982
Exercise of stock options	135	332	—	—	332
Stock-based compensation	—	556	—	—	556

Balances, July 2, 2011	10,399	41,014	25,269	1,740	68,023
Net income	—	—	11,626	—	11,626
Unrealized loss on foreign exchange contracts	—	—	—	(2,399)	(2,399)
Exercise of stock options	82	225	—	—	225
Stock-based compensation	—	624	—	—	624
Tax benefit from exercise of stock options	—	509	—	—	509

Balances, June 30, 2012	10,481	$42,372	$36,895	$(659)	$78,608

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	June 30, 2012	Year Ended July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net income	$11,626	$5,736	$8,690
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	2,333	2,212	1,794
Excess tax benefit from exercise of stock options	(509)	—	(163)
Accretion of deferred gain on sale of building	—	(39)	(78)
Provision for obsolete inventory	762	299	2,182
(Recovery of) provision for doubtful receivables	(111)	15	—
Provision for (recovery of) warranty	60	158	(45)
Loss (gain) on sale of assets	5	(6)	(58)
Share-based compensation expense	624	500	57
Deferred income taxes	221	1,036	(2,062)
Changes in operating assets and liabilities:
Trade receivables	(20,268)	(5,748)	(10,104)
Inventories	(17,647)	(2,078)	(9,666)
Other assets	(1,732)	(274)	(1,659)
Accounts payable	16,876	(3,009)	10,455
Accrued compensation and vacation	1,829	(661)	1,899
Other liabilities	865	(710)	2,292

Cash (used in) provided by operating activities	(5,066)	(2,569)	3,534

Cash flows from investing activities:
Purchase of property and equipment	(4,654)	(3,818)	(3,378)
Proceeds from sale of property and equipment	9	15	74
Proceeds from life insurance	—	113	—

Cash used in investing activities	(4,645)	(3,690)	(3,304)

Cash flows from financing activities:
Payment of financing costs	(75)	(50)	(50)
Proceeds from exercise of stock options	225	332	604
Excess tax benefit from exercise of stock options	509	—	163
Proceeds from long term debt	—	2,244	—
Principal payments on long term debt	(689)	(251)	(172)
Borrowing under revolving credit agreement	114,591	98,985	24,931
Repayment of revolving credit agreement	(105,580)	(94,539)	(25,789)
Decrease in restricted cash	—	—	124

Cash provided by (used in) financing activities	8,981	6,721	(189)

(Decrease) increase in cash and cash equivalents	(730)	462	41
Cash and cash equivalents, beginning of year	1,232	770	729

Cash and cash equivalents, end of year	$502	$1,232	$770

Supplemental cash flow information:
Interest payments	$443	$463	$85
Income tax payments, net of refunds	$1,412	$533	$415

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include the allowance for doubtful receivables, the provision for obsolete and non-saleable inventories, deferred tax assets and liabilities, uncertain tax positions, impairment of long-lived assets, medical self-funded insurance liability, long-term incentive compensation accrual, the provision for warranty costs, and the fair values of options and stock appreciation rights granted under the Company’s stock-based compensation plans. Due to uncertainties with respect to the assumptions and estimates actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Allowance for Doubtful Accounts

The Company evaluates the collectability of accounts receivable and records an allowance for doubtful accounts, which reduces the receivables to an amount that management reasonably estimates will be collected. A specific allowance is recorded against receivables considered to be impaired based on the Company’s knowledge of the financial condition of the customer. In determining the amount of the allowance, the Company considers several factors including the aging of the receivables, the current business environment, and historical experience. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out (FIFO) method. The Company provides an allowance for obsolete and non-saleable inventories based on specific identification of inventory against current demand forecasts, recent usage, and customer contract requirements.

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

Self-funded Insurance

The Company self-funds its domestic employee health plan. The Company contracted with a separate administrative service company to supervise and administer the program and act as its representative. The Company reduces its risk under this self-funded platform by purchasing stop-loss insurance coverage for individual claims. In addition, if the aggregate annual claims amount to more than 125 percent of expected claims for the plan year this insurance will also pay those claims amounts exceeding that level.

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

Revenue Recognition

Sales revenue from manufacturing is recognized upon shipment of the manufactured product per contractual terms. Upon shipment, title transfers and the customer assumes risks and rewards of ownership of the product. The price to the buyer is fixed or determinable and recoverability is reasonably assured. Unless specifically stated in contractual terms, there are no formal customer acceptance requirements or further obligations related to the manufacturing services; if any such requirements exist, then sales revenue is recognized at the time when such requirements are completed and such obligations are fulfilled. Revenue is recorded net of estimated returns of manufactured product based on management’s analysis of historical returns.

Revenues and associated costs from engineering design, development services and tooling, which are performed under contract of short term durations, are recognized only after the completed performance of the service. Revenue from engineering design, development services and tooling represented approximately 2.1 percent, 3.3 percent, and 2.4 percent of total revenue in fiscal years 2012, 2011, and 2010, respectively.

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

We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments based on new assessments and changes in estimates and which may not accurately forecast actual outcomes. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax provision. To date, we have not incurred charges for interest or penalties in relation to the underpayment of income taxes. The tax years 1997 through the present remain open to examination by the major U.S. taxing jurisdictions to which we are subject. Refer to Note 5 for further discussions.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at June 30, 2012 and July 2, 2011, reasonably approximate their fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is estimated to be $15.0 million and $6.0 million, respectively, as of June 30, 2012 and July 2, 2011.

Stock-based Compensation

The Company’s incentive plan may provide for equity and liability awards to employees in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock –based or cash-based awards. Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period, and is included in cost of goods sold and selling, general, and administrative expenses.

Newly Adopted and Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 amends Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements (ASC 820) by: (1) clarifying that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of non-financial assets; (2) allowing a reporting entity to measure the fair value of the net asset or net liability position in a manner consistent with how market participants would price the net risk position, if certain criteria are met; (3) providing a framework for considering whether a premium or discount can be applied in a fair value measurement; (4) providing that the fair value of an instrument classified in a reporting entity’s shareholders’ equity is estimated from the perspective of a market participant that holds the identical item as an asset; and (5) expanding the qualitative and quantitative fair value disclosure requirements. The expanded disclosures include, for Level 3 items, a description of the valuation process and a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. ASU 2011-04 also requires disclosures about the highest-and-best-use of a non-financial asset when this use differs from the asset’s current use and the reasons for such a difference. In addition, this ASU amends Accounting Standards Codification 820, Fair Value Measurements, to require disclosures to include any transfers between Level 1 and Level 2 of the fair value hierarchy. The adoption of the amendments of ASU 2011-04 during the third quarter of fiscal year 2012 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income. This ASU does not change the items that must be reported in other comprehensive income. These provisions are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years; however, early adoption is permitted. The adoption of the provisions of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The Board has reinstated the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05. The adoption of the amendments of ASU 2011-12 did not have a material impact on the Company’s consolidated financial statements.

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

Fiscal Year

The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2012, 2011, and 2010, ended on June 30, 2012, July 2, 2011, and July 3, 2010, respectively. Fiscal years 2012 and 2011 were 52 week years, whereas fiscal year 2010 was a 53 week year.

2. INVENTORIES

Components of inventories were as follows:

	June 30, 2012	July 2, 2011
	(in thousands)
Finished goods	$9,805	$5,660
Work-in-process	6,340	4,821
Raw materials	42,294	31,073

	$58,439	$41,554

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	Life	June 30, 2012	July 2, 2011
	(in years)	(in thousands)
Land	—	$2,629	$2,089
Buildings and improvements	3 to 30	18,300	16,855
Equipment	1 to 10	35,160	34,686
Furniture and fixtures	3 to 5	2,378	2,530

		58,467	56,160
Accumulated depreciation		(41,161)	(41,243)

		$17,306	$14,917

4. LONG-TERM DEBT

Note Payable - Bank

On October 15, 2010, the Company entered into an amended credit agreement with Wells Fargo Bank, N.A. thereby increasing its revolving line of credit for up to $30 million. On January 30, 2012, the Company entered into a second amendment to the credit agreement extending the term to October 15, 2016. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The revolving line of credit is secured by substantially all of the assets of the Company.

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

As of June 30, 2012, the Company had availability to borrow an additional $15.0 million under the line of credit. The outstanding balance under the credit facility was $15.0 million as of June 30, 2012 and the interest rate being paid on the outstanding balance was in the range of 2.35% - 3.25%. The outstanding balance under the credit facility was $6.0 million as of July 2, 2011 and the interest rate on the outstanding balances was 2.48%.

5. INCOME TAXES

Income tax provision (benefit) consists of the following:

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(in thousands)
Current income tax provision:
United States	$1,483	$34	$162
Foreign	511	242	496

	1,994	276	658

Deferred income tax (benefit) provision:
United States	(85)	1,250	(3,588)
Foreign	306	(780)	1,526

	221	470	(2,062)

Total income tax (benefit) provision	$2,215	$746	$(1,404)

The Company has total tax credit carryforwards of approximately $10.2 million at June 30, 2012. Included in total tax credits carryforwards is approximately $6.8 million in research and development (R&D) tax credits. In accordance with ASC 740, Income Taxes, management assessed the Company’s estimated taxable income and determined a need for a valuation allowance of certain tax credits related to research and development activities which are anticipated to expire in 2012. A valuation allowance of approximately $257,000 has been recognized as of June 30, 2012 related to these tax credits.

Management also has reviewed its other deferred tax assets for purposes of determining whether or not a valuation allowance may be required. A valuation allowance against these deferred tax assets is required if it is more likely than not that some of the deferred tax assets will not be realized. Based on the Company’s increased profitability and estimated future repatriations from foreign subsidiaries, it has been determined that it is more likely than not that the deferred tax assets will be realized. Therefore, no additional valuation allowance has been recognized.

Management has reviewed and updated as necessary estimates of future repatriations of the undistributed earnings of its foreign subsidiaries. Based on this analysis, management expects to repatriate a portion of the foreign undistributed earnings based on increased sales growth driving additional U.S. capital requirements, cash requirements for potential acquisitions and to potentially implement certain tax strategies. No foreign earnings were repatriated from either foreign subsidiary during fiscal 2012. The Company currently estimates that future repatriations from foreign subsidiaries will approximate $7.5 million. As such, as earnings are recognized in the United States, the Company would be subject to U.S. federal and state income taxes and potential withholding taxes estimated to be approximately $3.1 million. Both the domestic tax and estimated withholding tax have been recorded as part of deferred taxes as of June 30, 2012. Included in tax credits is $2.6 million related to foreign tax credits that can be used to offset future domestic income tax. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed asset purchases in foreign locations.

The Company has not provided for U.S. income taxes or foreign withholding taxes on approximately $7.8 million of earnings from foreign subsidiaries which are permanently reinvested outside the U.S. The unrecognized net tax provision that would be associated with these earnings would be approximately $1.0 million.

The Company has a wholly owned foreign subsidiary in Mexico that applies certain tax credits related to production assets that currently offset all of the income tax liabilities under general Mexican income tax law. However, the Company is subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The Company anticipates that it will be taxable under IETU for the foreseeable future based on projected assets used in its operations and anticipated future cash flows. The effect of IETU and the associated presidential decrees have been included in the effective tax rate for the year ended June 30, 2012.

The Company is required to pay taxes in China on its statutory foreign profits. The Chinese subsidiary paid approximately $275,000 in income tax for the calendar year ended December 31, 2011 after utilization of all remaining NOL carryforwards from prior years. The Company’s effective tax rate differs from the federal tax rate as follows:

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(in thousands)
Federal income tax provision at statutory rates	$4,706	$2,205	$2,477
Foreign tax rate differences	(361)	(326)	99
Effect of income tax credits	(2,104)	(1,249)	—
Effect of repatriation of foreign earnings, net	—	72	2,158
Effect of change in applied Mexican tax regime	—	—	1,526
Other	288	(86)	211
Change in valuation allowance	(462)	130	(7,875)
Permanent difference	148	—	—

Income tax provision (benefit)	$2,215	$746	$(1,404)

The domestic and foreign components of income before income taxes were:

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(in thousands)
Domestic	$10,666	$4,048	$6,117
Foreign	3,175	2,434	1,169

Income before income taxes	$13,841	$6,482	$7,286

Deferred income tax assets and liabilities consist of the following at:

	June 30, 2012	July 2, 2011
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$—	$4,565
Tax credit carryforwards, net	4,559	3,488
Foreign subsidiaries – future tax credits	2,600	2,445
Inventory	396	224
Accruals	3,069	1,789
Other	740	503

Deferred income tax assets	11,364	13,014
Valuation allowance	(257)	(720)

Deferred income tax assets, net of valuation allowance	$11,107	$12,294

Deferred tax liabilities:
Foreign subsidiaries – unremitted earnings	(3,138)	(3,173)
Fixed assets	(1,157)	(1,542)
Other	(2)	(1,783)

Deferred income tax liabilities	$(4,297)	$(6,498)

Net deferred income tax assets	$6,810	$5,796

Balance sheet caption reported in:
Current deferred tax asset	$5,201	$3,900
Long-term deferred tax asset	2,703	4,219
Long term deferred income tax liability	(1,094)	(1,542)
Other long term obligations	—	(781)

Net deferred income tax asset	$6,810	$5,796

At June 30, 2012 the Company utilized all its NOLs carried forward from prior years in both the U. S. and Chinese jurisdictions. The Company has R&D tax credits that approximate $6.8 million that have 15 or 20 year carryforwards before expiring. The Company’s R&D tax credits expire in various fiscal years from 2013 to 2032. The Company also has alternative minimum tax credits approximating $726,000. The alternative minimum tax credits do not expire.

Uncertain Tax Positions

As of June 30, 2012, the Company had unrecognized tax benefits of $3.0 million. The unrecognized tax benefits relate to certain R&D tax credits generated in 2012 and prior years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 3, 2010	$—
Additions in fiscal 2011	781

Balance at July 2, 2011	$781
Additions in fiscal 2012	2,222
Balance at June 30, 2012	$3,003

The increase from the prior year is due to additional R&D credits that were recorded in 2012 as discussed above. Management does not anticipate any material changes to this amount during the next 12 months.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in its income tax provision. The Company has not recognized any interest or penalties in the fiscal years presented in these financial statements. The Company is subject to income tax in the U.S. federal jurisdiction, Mexico and China. Certain years remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions.

The July 2, 2011 balance sheet in the accompanying financial statements includes two reclassifications that were not reflected in the July 2, 2011 Form 10-K. The reclassifications decreased the short term deferred tax asset by approximately $0.6 million with a corresponding decrease in the current portion of the deferred tax liability. There was also a reclassification to decrease the long term portion of the deferred tax asset by approximately $3.6 million with a corresponding decrease in the deferred tax liability. These balance sheet reclassifications related to the netting of the deferred tax accounts within the same tax jurisdiction did not impact the Company’s debt covenants, working capital, cash flows or income statement accounts and were not material to the July 2, 2011 consolidated financial statements.

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

	Years Ended
	(in thousands, except per share information)
	June 30, 2012	July 2, 2011	July 3, 2010
Net income	$11,626	$5,736	$8,690
Weighted average shares – basic	10,447	10,344	10,124
Effect of dilutive common stock options	162	63	67

Weighted average shares – diluted	10,609	10,407	10,191

Earnings per share – basic	$1.11	$0.55	$0.86
Earnings per share – diluted	$1.10	$0.55	$0.85
Antidilutive options not included in diluted earnings per share	—	541	113

7. STOCK OPTION AND BENEFIT PLANS

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

On July 27, 2011, the Company granted 184,666 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $4.40 and a grant date weighted average fair market value of $2.20. On January 26, 2012, the Company granted 32,000 SARs under the 2010 Incentive Plan to certain key employees at a strike price of $6.30 and a grant date weighted average fair market value of $3.08. In addition to service conditions, these SARs contain a performance condition. The additional performance condition is based upon the achievement of Return on Invested Capital (ROIC) goals relative to a peer group. All awards with performance conditions are measured over the vesting period and are charged to compensation expense over the requisite service period based on the number of shares expected to vest. The SARs cliff vest after a three-year period from date of grant and expire five years from date of grant.

The grant date fair value for the awards granted during fiscal year 2012 were estimated using the Black Scholes option valuation method with the following weighted average assumptions on grant date:

	Fiscal Year 2012
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

The fair value for the liability awards amended to equity awards during fiscal year 2011 were estimated using the Black-Scholes option valuation model with the following weighted average assumptions as of October 21, 2010:

Fiscal Year 2011
October 21, 2010
Expected dividend yield	0.00%
Risk – free interest rate	0.73%
Expected volatility	68.30%
Expected life	3.56

Stock-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. Stock-based compensation expense for fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010 was $0.6 million, $0.5 million and $0.1 million, respectively.

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

The intrinsic value for options exercised in fiscal years 2012, 2011 and 2010 was $0.3 million, $0.2 million and $0.5 million, respectively.

As of June 30, 2012, total unrecognized compensation expense related to nonvested share-based compensation arrangements was approximately $0.8 million. This expense is expected to be recognized over a weighted-average period of 1.47 years.

The following table summarizes option/SARs activity of all plans from July 2, 2011 through June 30, 2012:

	Shares Available For Grant	Options/SARs Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance at July 2, 2011	678,000	668,613	$240	$5.29	3.3
Shares authorized	—
Options/SARs granted	(216,666)	216,666
Options canceled and expired	—	(18,750)
Options exercised	—	(82,169)

Balance at June 30, 2012	461,334	784,360	$2,261	$5.36	3.1

Exercisable at June 30, 2012		45,694	$264	$2.47	1.3

The following is a summary of plan activity:

	Number of Options/SARs	Weighted Average Exercise Price
Outstanding June 27, 2009	784,827	$3.48

Exercised during 2010	(198,416)	3.05
Canceled	(262,917)	3.69

Outstanding July 3, 2010	323,494	3.57

Amended to equity	522,000	5.89
Exercised during 2011	(134,797)	3.66
Canceled	(42,084)	4.85

Outstanding, July 2, 2011	668,613	5.29

Granted during 2012	216,666	4.68
Exercised during 2012	(82,169)	2.74
Canceled	(18,750)	6.50

Outstanding, June 30, 2012	784,360	$5.36

Additional information regarding options outstanding as of June 30, 2012, is as follows:

		Options/SARs Outstanding		Options/SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs.)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$1.20 – $1.80	7,500	0.3	$1.20	7,500	$1.20
1.81 – 2.71	15,000	1.3	2.20	15,000	2.20
2.73 – 4.09	23,194	1.5	3.06	23,194	3.06
4.10 – 6.15	706,666	3.2	5.50	—	—
6.16 – 6.30	32,000	4.6	6.30	—	—

$1.20 to $6.30	784,360	3.1	$5.36	45,694	$2.47

The Company also has a defined contribution plan (401(k)) available to U.S. employees who have attained age 21. The Company contributes an amount equal to 100% of the employee’s contribution on the first 3% of the employee’s compensation and an additional 50% of the employee’s contribution on the following 2% of the employee’s compensation. Company contributions to the plan were approximately $0.5 million, $0.5 million, and $0.4 million during fiscal years 2012, 2011, and 2010, respectively.

8. COMMITMENTS AND CONTINGENCIES

Leases: As of June 30, 2012, the Company had equipment financed through capital leases with a net book value of $1.9 million. The related depreciation expense for fiscal year 2012 was $0.3 million. The Company has operating and capital leases for certain equipment and production facilities, which expire at various dates during the next ten years.

Future minimum payments under non-cancelable operating and capital leases with initial or remaining terms of one year or more at June 30, 2012, are summarized as follows (in thousands):

Fiscal Years Ending	Operating Leases	Capital Leases
2013	$1,461	$782
2014	1,478	588
2015	1,423	—
2016	976	—
2017	722	—
Thereafter	2,221	—

Total minimum lease payments	$8,281	$1,370	*

*	Includes $65 of interest.

On January 11, 2011, the Company entered into a capital lease agreement. The term of the capital lease agreement extends to January 2014 with monthly payments of $16,760 and a fixed interest rate of 3.86%. At June 30, 2012, the outstanding principal balance was $386,882 under the capital lease agreement and the net book value of the equipment was $590,424.

On April 1, 2011, the Company entered into two capital lease agreements. The term of the capital lease agreements extends to March 2014 with monthly payments of $39,445 and $8,961, with fixed interest rates of 6.21%. At June 30, 2012, the outstanding principal balances were $747,621 and $169,853 under the capital lease agreements. The net book value at June 30, 2012 for the equipment under the capital lease agreements was $1,152,501 and $241,295, respectively.

Subsequent to June 30, 2012, the Company entered into an additional lease of approximately 13,000 square feet at a rate of $8.00 per square foot per year with the lease terminating on February 28, 2016.

Rental expense under operating leases was approximately $1.5 million, $2.4 million, and $3.3 million during fiscal years 2012, 2011, and 2010, respectively.

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

Components of the reserve for warranty costs during fiscal years 2012, 2011, and 2010 were as follows (in thousands):

Balance at June 27, 2009	$25
Additions	45
Warranty costs incurred	(45)

Balance at July 3, 2010	25
Additions	158
Warranty costs incurred	(173)

Balance at July 2, 2011	10
Additions	65
Warranty costs incurred	(52)

Balance at June 30, 2012	$23

Warranty expense for fiscal years 2012, 2011 and 2010 is related to workmanship claims on keyboards and certain EMS products.

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

9. FAIR VALUE MEASUREMENTS

The Company has adopted ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and expands disclosures about fair value measurements. There are three levels of fair value hierarchy inputs used to value assets and liabilities which include: Level 1 – inputs are quoted market prices for identical assets or liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – inputs are unobservable inputs for the asset or liability. There have been no changes in the fair value methodologies used at June 30, 2012 and July 2, 2011.

The following table summarizes the Company’s financial assets and liabilities (only those required to be measured at fair value on a recurring basis) at fair value as of June 30, 2012 and July 2, 2011 (in thousands):

	June 30, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$858	$—	$858
Financial Liabilities:
Foreign currency forward contracts	$—	$(1,851)	$—	$(1,851)

	July 2, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$2,723	$—	$2,723
Financial Liabilities:
Foreign currency forward contracts	$—	$(82)	$—	$(82)

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

The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at June 30, 2012 and July 2, 2011, reasonably approximate their fair value. The Company’s long-term debt primarily consists of a revolving line of credit. Borrowings under this revolving line of credit bear interest at the higher of Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5% to 2.5%, or the Federal Funds rate plus 1.5%. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk. As a result of the determinable market rate for our revolving credit debt it is classified within Level 2 of the fair value hierarchy. The discounted cash flow of the revolving line of credit is estimated to be $15.0 million and $6.0 million, respectively, as of June 30, 2012 and July 2, 2011, which carrying value approximates the fair value.

10. DERIVATIVE FINANCIAL INSTRUMENTS

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

As of June 30, 2012, the Company had outstanding foreign currency forward contracts of $57.8 million. These contract maturity dates extend through March 2015. As of June 30, 2012, the net amount of existing losses expected to be reclassified into earnings within the next 12 months is $0.3 million. During the fiscal year ended June 30, 2012, the Company entered into $41.1 million of foreign currency forward contracts, which includes $5.6 million of foreign cross currency swaps which are also accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging, and settled $21.2 million of such contracts. During the fiscal year ended July 2, 2011, the Company entered into $21.7 million of foreign currency forward contracts and settled $14.6 million of such contracts. During the fiscal year ended July 3, 2010, the Company entered into $30.9 million of foreign currency forward contracts and settled $17.8 million of such contracts.

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of June 30, 2012 and July 2, 2011 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2012 Fair Value	July 2, 2011 Fair Value
Foreign currency forward contracts	Other current assets	$199	$1,645
Foreign currency forward contracts	Other long term assets	$659	$1,078
Foreign currency forward contracts	Other current liabilities	$(923)	$—
Foreign currency forward contracts	Other long term liabilities	$(928)	$(82)

The following table summarizes the gain (loss) of derivative instruments on the Consolidated Statement of Operations for the fiscal year 2012 (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of July 2, 2011	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of June 30, 2012
Settled foreign currency forward contracts	$1,035	$(1,119)	$84	$—
Unsettled foreign currency forward contracts	705	(1,364)	—	(659)

Total	$1,740	$(2,483)	$84	$(659)

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

The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts are major banking institutions. These institutions do not require collateral for the contracts, and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote.

As of June 30, 2012, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our line of credit and foreign currency risk resulting from its China operations. The Company does not currently manage these risk exposures by using derivative instruments.

11. ENTERPRISE-WIDE DISCLOSURES

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of June 30, 2012, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services.

Products and Services

Of the revenues for the years ended June 30, 2012, July 2, 2011, and July 3, 2010, EMS sales and services were $343.7 million, $249.9 million, and $195.1 million, respectively. Keyboard sales for the years ended June 30, 2012, July 2, 2011, and July 3, 2010 were $2.8 million, $3.9 million, and $4.5 million, respectively.

Geographic Areas

Net sales and long-lived assets (property, plant, and equipment) by geographic area for the years ended and as of June 30, 2012, July 2, 2011, and July 3, 2010 are summarized in the following table. Net sales set forth below are based on the shipping destination.

	Domestic (U.S.)	Foreign	Total
		(in thousands)
2012
Net sales	$205,668	$140,807	$346,475
Long-lived assets	$1,660	$15,646	$17,306
2011
Net sales	$172,778	$81,068	$253,846
Long-lived assets	$1,588	$13,329	$14,917
2010
Net sales	$163,915	$35,705	$199,620
Long-lived assets	$931	$12,967	$13,898

For the year ended June 30, 2012, 70.9% of the Company’s foreign net sales were to customers in Canada, 12.5% were to Australia, 5.4% were to Switzerland, 3.9% were to England, 1.5% were to New Zealand, and the remaining 5.8% were spread among customers in other parts of Europe and Asia.

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

Significant Customers

The percentage of net sales to and trade accounts receivables from significant customers were as follows:

	Percentage of Net Sales Fiscal Year				Percentage of Trade Accounts Receivable Fiscal Year
	2012	2011	2010		2012	2011
Customer A	29%	15%	*	%	30%	21%
Customer B	17%	16%	12		16%	14%
Customer C	16%	16%	18		20%	20%
Customer D	*	*	10%		*	*

*	Amount was less than 10% of total.

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

12. QUARTERLY FINANCIAL DATA

	Year Ended June 30, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$69,761	$84,454	$95,527	$96,733
Gross profit	5,005	6,868	8,724	9,239
Income before income taxes	1,512	2,671	4,562	5,096
Net income	1,247	3,174	3,394	3,811
Earnings per common share-basic	$0.12	$0.30	$0.32	$0.36
Earnings per common share-diluted	$0.12	$0.30	$0.32	$0.35
Weighted average shares outstanding
Basic	10,418	10,447	10,447	10,474
Diluted	10,446	10,479	10,762	10,843

	Year Ended July 2, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$63,340	$61,038	$63,424	$66,044
Gross profit	5,970	5,446	4,229	5,003
Income before income taxes	2,552	1,640	765	1,525
Net income	1,742	1,733	724	1,537
Earnings per common share-basic	$0.17	$0.17	$0.07	$0.15
Earnings per common share-diluted	$0.17	$0.17	$0.07	$0.15
Weighted average shares outstanding
Basic	10,296	10,345	10,353	10,380
Diluted	10,403	10,448	10,436	10,435

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our Company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of June 30, 2012, the Company’s disclosure controls and procedures are effective based on that criteria.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2012. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of June 30, 2012, the Company’s internal control over financial reporting is effective based on that criteria.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during our fourth fiscal quarter ended June 30, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

Item 9B:	OTHER INFORMATION

None

PART III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information on the nominees for election as Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year.

Executive Officers of the Registrant

This information is included in a separate item captioned “Executive Officers of the Registrant” in Item 1 of Part 1 of this report pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Compliance with Section 16(a) of the Exchange Act:

Incorporated by reference to Key Tronic Corporation’s 2012 Proxy Statement to Shareholders.

Code of Conduct

The Board of Directors has adopted a written Code of Conduct which applies to its directors and employees, including its executive officers. The Code of Conduct is available on the Company’s website at www.keytronic.com. The Company intends to disclose on its website any amendments to or waivers of the Code of Conduct.

Item 11:	EXECUTIVE COMPENSATION

Information appearing under the caption “Executive Compensation” in the Company’s 2012 Proxy Statement is incorporated herein by this reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of June 30, 2012.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	777,693	$5.38	—
Equity compensation plans not approved by security holders(2)	6,667	$2.81	—
Total	784,360	$5.36	—

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

Information under the caption “Beneficial Ownership of Securities” in the Company’s 2012 Proxy Statement is incorporated herein by this reference.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under the caption “Related Person Transactions”, “Compensation Committee Interlocks and Insider Participation”, and “Directors’ Independence” in the Company’s 2012 Proxy Statement is incorporated herein by this reference.

Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Principal Accountant Fees and Services” in the Company’s 2012 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

2. SCHEDULES

II. Consolidated Valuation and Qualifying Accounts	59

Other schedules are omitted because of the absence of conditions under which they are required, or because required information is given in the financial statements or notes thereto.

3. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to the Exhibits to the Company’s form 10-K for the year ended June 30, 1986

3.2	Bylaws, as amended, incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended June 30, 1986

10.1*	Executive Stock Option Plan, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended June 30, 1986

10.2*	Amended and Restated 1990 Stock Option Plan for Non-Employee Directors, as amended, incorporated by reference to the Company’s 1997 Proxy Statement (dated October 10, 1997), pages 14-17

10.3*	1995 Executive Stock Option Plan, incorporated by reference to the Company’s 1995 Proxy Statement, pages 19-22

10.4*	2000 Employee Stock Option Plan, incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.5*	Officers’ Employment Contracts, incorporated by reference to the Company’s 1998 Proxy Statement, pages 10 and 11

10.6*	Addenda to Officers’ Employment Contracts, incorporated by reference to Exhibits to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.7*	Description of Retention Bonus Plan, incorporated by reference to the Exhibits to the Company’s 10-Q for the quarter ended December 28, 2002

10.8*	Addenda to Officers’ Employment Contracts, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended June 29, 2002

10.9	Promise to execute a Purchase and Sale Agreement with Key Safety Systems de Mexico, S.A. de C.V., incorporated by reference to the Exhibit to the Company’s Form 8-K filed April 26, 2005

10.10	Summary of material terms and conditions of the Purchase and Sale Agreement with Key Safety Systems de Mexico, S.A. de C.V., incorporated by reference to the Exhibit to the Company’s Form 8-K filed June 6, 2005

10.11*	Summary of Key Tronic Corporation Incentive Compensation Plan, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended July 2, 2005

10.12*	Summary of Incentive Compensation Plan Performance goals and Target Payments for fiscal year 2007, incorporated by reference to the Company’s Form 8-K filed July 28, 2006

10.13*	Summary of Fiscal Years 2007 – 2009 Long Term Incentive Plan Performance Measures and Awards, incorporated by reference to the Company’s Form 8-K filed July 28, 2006

10.14*	Summary of Key Tronic Corporation Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 27, 2005

10.15	Summary of material terms and conditions of the Purchase and Sale Agreement with Todenko Mexico S.A. de C.V., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 12, 2006

10.16	Summary of material terms and conditions of the Purchase and Sale Agreement with Todenko Mexico S.A. de C.V., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 20, 2006

10.17	Summary of material terms and conditions of the Sale and Purchase Agreement with Adevco Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 5, 2007

10.18	Summary of Second Amendment to Agreement of Sale and Purchase Agreement with Adevco Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 11, 2007

10.19*	Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2008 and Fiscal Years 2008-2010 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 27, 2007

10.20*	Summary of Incentive Compensation Plan Performance Goals and Target payments for Fiscal Year 2009 and Fiscal Years 2009 – 2011 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 24, 2008

10.21*	Summary of Incentive Compensation Plan Performance Goals and Target payments for Fiscal Year 2010 and Fiscal Years 2010 – 2012 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 23, 2009

10.22	Financing Agreement with Wells Fargo Bank, N.A., incorporated by reference to the Exhibits to the Company’s Form 8-K filed on August 24, 2009

10.23*	2010 Incentive Plan, incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K for the year ended July 3, 2010

10.24*	Employment Contract with Douglas G. Burkhardt, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended July 3, 2010

10.25	Summary of material terms and conditions of the Purchase and Sale Agreement with Autopartes Y Arneses de Mexico S.A. de C.V., incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the year ended July 3, 2010

10.26*	Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2011 and Fiscal Years 2011 – 2013 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 27, 2011

10.27*	Amendment to Employment Contract of Craig D. Gates, dated August 23, 2011; of Ronald F. Klawitter, dated August 23, 2011 and of Douglas G. Burkhardt dated September 6, 2011; incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended July 2, 2011

10.28	Second Loan Modification Agreement to the Credit Agreement with Wells Fargo Bank, N.A., incorporated by reference to the Exhibits to the Company’s Form 8-K filed on January 30, 2012

10.29*	Amendment to Employment Contract of Craig D. Gates, dated May 10, 2012, and of Douglas G. Burkhardt dated May 10, 2012; incorporated by reference to the Exhibits to the Company’s Form 10-Q filed on May 14, 2012

10.30*	Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2013 and Fiscal Years 2013 – 2015 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 7, 2012

21.	Subsidiaries of Registrant, submitted herewith

23.1	Consent of Independent Registered Public Accounting Firm, submitted herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, submitted herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, submitted herewith

32.1	Section 1350 Certification of Chief Executive Officer, submitted herewith

32.2	Section 1350 Certification of Chief Financial Officer, submitted herewith

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Management contract or compensatory plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

PART IV

SCHEDULE II

KEY TRONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

FISCAL YEARS ENDED JUNE 30, 2012, JULY 2, 2011, AND JULY 3, 2010

	2012	2011	2010
	(in thousands)
Allowance for Obsolete Inventory
Balance at beginning of year	$732	$1,303	$409
Provisions	762	299	2,182
Dispositions	(348)	(870)	(1,288)

Balance at end of year	$1,146	$732	$1,303

Allowance for Doubtful Accounts
Balance at beginning of year	$111	$111	$111
Provisions	—	15	—
Write-offs	(111)	(15)	—

Balance at end of year	$—	$111	$111

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 10, 2012

KEY TRONIC CORPORATION

By:	/s/ Craig D. Gates
Craig D. Gates, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Craig D. Gates	September 10, 2012
Craig D. Gates	Date
Director and President and Chief Executive Officer (Principal Executive Officer)

/s/ Ronald F. Klawitter	September 10, 2012
Ronald F. Klawitter	Date
Director and Executive Vice President of Administration, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Brett R. Larsen	September 10, 2012
Brett R. Larsen	Date
Vice President of Finance and Controller (Principal Accounting Officer)

/s/ James R. Bean	September 10, 2012
James R. Bean, Director	Date

/s/ Dale F. Pilz	September 10, 2012
Dale F. Pilz, Director and Chairman of the Board	Date

/s/ Yacov A. Shamash	September 10, 2012
Yacov A. Shamash, Director	Date

/s/ Patrick Sweeney	September 10, 2012
Patrick Sweeney, Director	Date