Form 10-Q
period 2012-09-29
KEY TRONIC CORP
filed 2012-11-09
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED SEPTEMBER 29, 2012
OR
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD FROM             TO             .
Commission File Number 0-11559
 ____________________________________________________________
KEY TRONIC CORPORATION
(Exact name of registrant as specified in its charter)
 ____________________________________________________________

Washington	91-0849125
(State of Incorporation)	(I.R.S. Employer Identification No.)
N. 4424 Sullivan Road
Spokane Valley, Washington 99216
(509) 928-8000
  ____________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2012, 10,488,856 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We”, “us”, “our”, “Company”, “KeyTronicEMS” and “KeyTronic”, unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 29, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,801	$502
Trade receivables, net (allowance for doubtful accounts of $54 and $0)	56,691	60,709
Inventories	56,912	58,439
Deferred income tax asset	3,835	5,201
Other	6,240	4,639
Total current assets	125,479	129,490
Property, plant and equipment—net	17,463	17,306
Other assets:
Deferred income tax asset	2,416	2,703
Other	1,980	1,413
Total other assets	4,396	4,116
Total assets	$147,338	$150,912
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,918	$43,025
Accrued compensation and vacation	7,162	6,337
Current portion of other long-term obligations	739	729
Other	4,080	3,163
Total current liabilities	49,899	53,254
Long-term liabilities:
Revolving loan	11,093	15,011
Deferred income tax liability	1,301	1,094
Other long-term obligations	1,141	2,945
Total long-term liabilities	13,535	19,050
Total liabilities	63,434	72,304
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,489 and 10,481 shares, respectively	42,692	42,372
Retained earnings	40,639	36,895
Accumulated other comprehensive income (loss)	573	(659)
Total shareholders’ equity	83,904	78,608
Total liabilities and shareholders’ equity	$147,338	$150,912
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	September 29, 2012	October 1, 2011
Net sales	$97,508	$69,761
Cost of sales	88,033	64,756
Gross profit	9,475	5,005
Research, development and engineering expenses	1,250	956
Selling, general and administrative expenses	2,529	2,434
Total operating expenses	3,779	3,390
Operating income	5,696	1,615
Interest expense, net	116	103
Income before income taxes	5,580	1,512
Income tax provision	1,836	265
Net income	$3,744	$1,247
Net income per share — Basic	$0.36	$0.12
Weighted average shares outstanding — Basic	10,486	10,418
Net income per share — Diluted	$0.35	$0.12
Weighted average shares outstanding — Diluted	10,830	10,446
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended
	September 29, 2012	October 1, 2011
Comprehensive income:
Net income	$3,744	$1,247
Other comprehensive income:
Unrealized gain (loss) on foreign exchange contracts, net of tax	1,232	(4,313)
Comprehensive income (loss)	$4,976	$(3,066)
Other comprehensive income (loss) for the three months ended September 29, 2012 and October 1, 2011 is reflected net of tax of approximately $0.6 million and $(2.2) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	September 29, 2012	October 1, 2011
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$3,744	$1,247
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	612	573
Excess tax benefit from exercise of stock options	(103)	—
Provision for obsolete inventory	174	92
Provision for warranty	—	60
Provision for (recovery of) doubtful accounts	54	(111)
Share-based compensation expense	208	146
Deferred income taxes	1,226	204
Changes in operating assets and liabilities:
Trade receivables	3,964	(7,816)
Inventories	1,353	(5,266)
Other assets	(1,550)	(497)
Accounts payable	(5,107)	6,419
Accrued compensation and vacation	825	(782)
Other liabilities	622	(56)
Cash provided by (used in) operating activities	6,022	(5,787)
Cash flows from investing activities:
Purchase of property and equipment	(739)	(396)
Cash used in investing activities	(739)	(396)
Cash flows from financing activities:
Principal payments on long term debt	(178)	(169)
Borrowings under revolving credit agreement	31,494	24,768
Repayment of revolving credit agreement	(35,412)	(19,429)
Excess tax benefit from exercise of stock options	103	—
Proceeds from exercise of stock options	9	128
Cash (used in) provided by financing activities	(3,984)	5,298
Net increase (decrease) in cash and cash equivalents	1,299	(885)
Cash and cash equivalents, beginning of period	502	1,232
Cash and cash equivalents, end of period	$1,801	$347
Supplemental cash flow information:
Interest payments	$133	$42
Income tax payments, net of refunds	$479	$116
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, June 30, 2012	10,481	$42,372	$36,895	$(659)	$78,608
Net income	—	—	3,744	—	3,744
Unrealized gain on foreign exchange contracts, net	—	—	—	1,232	1,232
Exercise of stock options	8	9	—	—	9
Stock-based compensation	—	208	—	—	208
Tax benefit from exercise of stock options		103			103
Balances, September 29, 2012	10,489	$42,692	$40,639	$573	$83,904
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three month periods ended September 29, 2012 and October 1, 2011 were 13 week periods. Fiscal year 2013 will end on June 29, 2013 which is a 52 week year, and fiscal year 2012 which ended on June 30, 2012, was also a 52 week year.

2.	Significant Accounting Policies
Income Taxes
We compute our interim income tax provision through the use of an estimated annual effective tax rate (ETR) applied to year-to-date operating results and specific events that are discretely recognized as they occur. In determining the estimated annual ETR, we analyze various factors, including projections of our annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual ETR.
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
On July 27, 2011, the Company granted 184,666 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $4.40 and a grant date weighted average fair market value of $2.20. On January 26, 2012, the Company granted 32,000 SARs under the 2010 Incentive Plan to certain key employees at a strike price of $6.30 and a grant date weighted average fair market value of $3.08. On July 25, 2012, the Company granted 210,666 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $7.44 and a grant date weighted average fair market value of $3.71.
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
The grant date fair value for the awards granted were estimated using the Black Scholes option valuation method with the following weighted average assumptions on grant date:

	July 25, 2012	January 26, 2012	July 27, 2011
Expected dividend yield	—%	—%	—%
Risk – free interest rate	0.46%	0.52%	1.16%
Expected volatility	66.50%	64.90%	65.50%
Expected life	4.00	4.00	4.00
Total share-based compensation expense recognized during the three months ended September 29, 2012 and October 1, 2011 was as follows (in thousands):

	Three Months Ended
	September 29, 2012	October 1, 2011
Stock Appreciation Rights	$208	$146
As of September 29, 2012 total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $1.3 million. This expense is expected to be recognized over a weighted average period of 2.12 years.
Options to purchase 7,500 shares of common stock were exercised during the three months ended September 29, 2012 and 47,500 options to purchase shares of common stock were exercised during the three months ended October 1, 2011, with an immaterial amount of intrinsic value for each of the periods presented.
Recently Issued Accounting Standards
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this Update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with Accounting Standards Codification (ASC) 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for fiscal years beginning on or after January 1, 2013 and for interim periods within those fiscal years. The amendments of ASU 2011-11 are not expected to have a material impact on the Company’s consolidated financial statements.
Management has assessed the potential impact of other recently issued, but not yet effective,  accounting standards and determined that the provisions are either not applicable to the Company, or are not anticipated to have a material impact on the consolidated financial statements.

3.	Inventories
The components of inventories consist of the following (in thousands):

	September 29, 2012	June 30, 2012
Finished goods	$10,414	$9,805
Work-in-process	6,788	6,340
Raw materials and supplies	39,710	42,294
	$56,912	$58,439

4.	Long-Term Debt
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
As of September 29, 2012, the Company had availability to borrow an additional $18.9 million under the line of credit. The outstanding balance under the credit facility was $11.1 million as of September 29, 2012 and the interest rate on the outstanding balance was 3.25%. As of June 30, 2012, the outstanding balance under the credit facility was $15.0 million and the interest rate on the outstanding balance was in the range of 2.35% - 3.25%.

5.	Income Taxes
The Company expects to repatriate a portion of its foreign earnings based on increased sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $7.9 million of foreign earnings in the future. As such, these earnings would be recognized in the United States, and the Company would be subject to U.S. federal income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax of expected repatriation of foreign earnings have been recorded as part of deferred taxes as of September 29, 2012. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases in foreign locations.
The Company has available approximately $5.9 million of federal research and development tax credits. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of September 29, 2012, the Company had previously recorded $2.9 million of unrecognized tax benefits associated with these federal tax credits.
The Company has a wholly owned foreign subsidiary in Mexico that utilizes certain tax credits related to production assets that currently offset all of the income tax liabilities under general Mexican income tax law. However, the Company is subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The Company anticipates that it will be taxable under IETU for the foreseeable future based on projected assets used in its operations. The effect of IETU and an associated presidential decree has been included in the effective tax rate for the three months ended September 29, 2012.
The Company’s effective tax rate differs from the federal tax rate as follows (in thousands):

	Three Months Ended
	September 29, 2012	October 1, 2011
Federal income tax provision at statutory rate	$1,897	$514
Foreign earnings taxed at lower rates	(112)	(45)
Effect of foreign currency rate changes	(67)	(258)
Other	118	54
Income tax provision	$1,836	$265

6.	Earnings Per Share
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

	Three Months Ended
	(in thousands, except per share information)
	September 29, 2012	October 1, 2011
Net income	$3,744	$1,247
Weighted average shares outstanding—basic	10,486	10,418
Effect of dilutive common stock options	344	28
Weighted average shares outstanding—diluted	10,830	10,446
Earnings per share—basic	$0.36	$0.12
Earnings per share—diluted	$0.35	$0.12
Antidilutive options not included in diluted earnings per share	—	707

7.	Commitments and Contingencies
Purchase Commitments
The Company had approximately $0.5 million of firm commitments to suppliers for capital expenditures at September 29, 2012.
Leases
The Company leases certain facilities, equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates over the next ten years.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $19,000 and $23,000 as of September 29, 2012 and June 30, 2012, respectively.

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
The following table summarizes the fair values of assets/(liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of September 29, 2012 and June 30, 2012 (in thousands):

	September 29, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$1,506	$—	$1,506
Financial Liabilities:
Foreign currency forward contracts	$—	$(632)	$—	$(632)

	June 30, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$858	$—	$858
Financial Liabilities:
Foreign currency forward contracts	$—	$(1,851)	$—	$(1,851)

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
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at September 29, 2012 and June 30, 2012, reasonably approximate their fair value. The Company’s long-term debt primarily consists of a revolving line of credit. Borrowings under this revolving line of credit bear interest at the higher of Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5% to 2.5%, or the Federal Funds rate plus 1.5%. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk. As a result of the determinable market rate for our revolving credit debt it is classified within Level 2 of the fair value hierarchy. The discounted cash flow of the revolving line of credit is estimated to be $11.1 million and $15.0 million, respectively, as of September 29, 2012 and June 30, 2012, which carrying value approximates the fair value.

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
As of September 29, 2012, the Company had outstanding foreign currency forward contracts with a total notional amount of $52.2 million. These contract maturity dates extend through March 2015. The Company did not enter into any foreign currency forward contracts during the three months ended September 29, 2012. However, the Company settled $5.5 million of foreign currency forward contracts during the three months ended September 29, 2012. For the three months ended October 1, 2011, the Company entered into foreign currency forward contracts of $8.6 million and settled $4.2 million of such contracts.
Subsequent to September 29, 2012, the Company entered into $10.6 million of forward contracts that extended our hedge position through September 2015.
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of September 29, 2012 and June 30, 2012 (in thousands):

		September 29, 2012	June 30, 2012
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other current assets	$171	$199
Foreign currency forward contracts	Other long-term assets	$1,335	$659
Foreign currency forward contracts	Other current liabilities	$(435)	$(923)
Foreign currency forward contracts	Other long-term liabilities	$(197)	$(928)
The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended September 29, 2012 and October 1, 2011, respectively (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 30, 2012	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of September 29, 2012
Settled foreign currency forward contracts for the three months ended September 29, 2012	$118	$153	$(271)	$—
Unsettled foreign currency forward contracts	(777)	1,350	—	573
Total	$(659)	$1,503	$(271)	$573

Derivatives Designated as Hedging Instruments	AOCI Balance as of July 2, 2011	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of October 1, 2011
Settled foreign currency forward contracts for the three months ended October 1, 2011	$268	$(47)	$(221)	$—
Unsettled foreign currency forward contracts	1,472	(4,045)	—	(2,573)
Total	$1,740	$(4,092)	$(221)	$(2,573)

The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts are major financial institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote. As of September 29, 2012, the net amount of unrealized loss expected to be reclassified into earnings within the next 12 months is approximately $(0.2) million.
As of September 29, 2012, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

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
Executive Summary
Net sales of $97.5 million for the first quarter of fiscal year 2013 increased by 39.8 percent as compared to net sales of $69.8 million for the first quarter of fiscal year 2012. The increase in net sales was primarily driven by an increase in revenues related to new programs for both new and longstanding customers and a net increase in demand related to current customer programs, partially offset by the negative impact of the uncertain macroeconomic environment and program losses. We believe that we are well positioned in the electronic manufacturing services (EMS) industry to win new business in coming periods and profitably grow our revenue as the economy recovers.
The concentration of our top five customers’ sales increased to 73.1 percent of total sales in the first quarter of fiscal year 2013 from 71.5 percent in the same period of the prior fiscal year. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, military supplies, computer accessories and electronic whiteboards. At the end of the first quarter of fiscal year 2013, we were generating revenue from 168 separate programs and 51 distinct customers as compared to 135 programs and 36 customers at the end of the first quarter of fiscal year 2012. Some of these new customers have programs that represent small annual sales while others have multi-million-dollar potential.
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
Gross profit as a percent of sales was 9.7 percent for the first quarter of fiscal year 2013 as compared to 7.2 percent for the same quarter of the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to a decrease in material-related costs as a percentage of net sales as well as increased leverage of certain overhead costs.
Operating income as a percentage of sales for the first quarter of fiscal year 2013 was 5.8 percent compared to 2.3 percent for the same quarter of the prior fiscal year. The increase in operating income as a percentage of sales was primarily due to the increase in gross profit and our continued success in leveraging our operating expenses.
Net income for the first quarter of fiscal year 2013 was $3.7 million or $0.35 per diluted share, as compared to $1.2 million or $0.12 per diluted share for the first quarter of fiscal year 2012. The increase in net income as a percent of sales for the first quarter of fiscal year 2013 as compared to the same period in fiscal year 2012, is the result of an increase in net sales coupled with an improvement in our gross margin and operating income as discussed above and in further detail in the “Results of Operations” section.
We maintain a strong balance sheet with a current ratio of 2.5 and a long-term debt to equity ratio of 0.15. Total cash provided by operating activities as defined on our cash flow statement was $6.0 million during the first quarter of fiscal year 2013. We maintain sufficient liquidity for our expected future operations and had $11.1 million in borrowings on our $30.0 million revolving line of credit with Wells Fargo Bank, N.A. of which $18.9 million remained available at September 29, 2012. We believe cash flow generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.
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
The accounting policies and estimates listed below are those that we believe are the most critical to our consolidated financial condition and results of operations. They are also the accounting policies that typically require our most difficult, subjective and complex judgments and estimates, often for matters that are inherently uncertain including.

•	Inactive, Obsolete, and Surplus Inventory Reserve

•	Allowance for Doubtful Accounts

•	Accrued Warranty

•	Income Taxes

•	Stock-Based Compensation

•	Impairment of Long-Lived Assets

•	Derivatives and Hedging Activity
Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2012, for further details.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 29, 2012 with the Three Months Ended October 1, 2011
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended September 29, 2012 as compared to the three months ended October 1, 2011. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	September 29, 2012	% of net sales	October 1, 2011	% of net sales	$ change	% point change
Net sales	$97,508	100.0%	$69,761	100.0%	$27,747	—%
Cost of sales	88,033	90.3%	64,756	92.8%	23,277	(2.5)%
Gross profit	9,475	9.7%	5,005	7.2%	4,470	2.5%
Research, development and engineering	1,250	1.3%	956	1.4%	294	(0.1)%
Selling, general and administrative	2,529	2.6%	2,434	3.5%	95	(0.9)%
Total operating expenses	3,779	3.9%	3,390	4.9%	389	(1.0)%
Operating income	5,696	5.8%	1,615	2.3%	4,081	3.5%
Interest expense, net	116	0.1%	103	0.1%	13	—%
Income before income taxes	5,580	5.7%	1,512	2.2%	4,068	3.5%
Income tax provision	1,836	1.9%	265	0.4%	1,571	1.5%
Net income	$3,744	3.8%	$1,247	1.8%	$2,497	2.0%
Effective income tax rate	32.9%		17.5%
Net Sales
The increase in net sales from the prior year period was primarily driven by an approximate $19.9 million increase in revenues related to new programs for both new and longstanding customers as well as a $7.9 million net increase in revenues related to increased demand from current customer programs, partially offset by the impact of an uncertain macroeconomic environment. Additionally, program losses of approximately $0.1 million had a negative impact on our results of operations.
During the three months ended September 29, 2012, we continued to ramp up our new customer programs and further diversified our customer portfolio across a wide range of industries. Despite the macroeconomic uncertainty, we remain strongly positioned to win new business and expect to see a modest growth in revenue during the remainder of the year, driven by increased production levels of new programs for both new and longstanding customers. For the second quarter of fiscal year 2013, the Company expects to report revenue in the range of $93 million to $99 million, and earnings in the range of $0.32 to $0.38 per diluted share. Future results will depend on actual levels of customers’ orders, the timing of the startup of production of new product programs and the impact of the industry-wide shortages in the global supply chain. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.
Gross Profit
Gross profit as a percentage of sales for the three months ended September 29, 2012 was 9.7 percent compared to 7.2 percent for the three months ended October 1, 2011. This 2.5 percentage point increase is primarily related to a 0.5 percentage point decrease in material related costs as a percent of net sales, as well as a 2.0 percentage points improvement in leveraging of certain overhead costs. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $0.2 million and $0.1 million for obsolete inventory during the three months ended September 29, 2012 and October 1, 2011, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $1.3 million and $1.0 million during the three months ended September 29, 2012 and October 1, 2011, respectively. This $0.3 million increase is primarily related to an increase in labor related expenses.
Total RD&E expenses as a percent of net sales were 1.3 percent and 1.4 percent during the three months ended September 29, 2012 and October 1, 2011, respectively. This 0.1 percentage point decrease in RD&E is primarily related to our continued success in leveraging operating expenses as a percent of net sales.
Total selling, general and administrative (SG&A) expenses were $2.5 million during the three months ended September 29, 2012 compared to $2.4 million during the three months ended October 1, 2011. This $0.1 million increase in SG&A is primarily related to an increase in labor related expenses. This is partially offset by the positive impact of a non-recurring adjustment of approximately $0.5 million related to the elimination of a deferred compensation liability.
Total SG&A expenses as a percent of net sales were 2.6 percent during the three months ended September 29, 2012 compared to 3.5 percent during the three months ended October 1, 2011. This 0.9 percentage point decrease in SG&A is primarily related to our continued success in leveraging operating expenses as a percent of net sales and the non-recurring adjustment discussed above.
Total operating expenses were $3.8 million or 3.9 percent of net sales for the three months ended September 29, 2012 and $3.4 million or 4.9 percent of net sales for the three months ended October 1, 2011. The 1.0 percentage point decrease in operating expenses as a percent of net sales is primarily related to our successful leveraging of RD&E and SG&A expenses as a percent of net sales.
Interest
Interest expense increased to $116,000 during the three months ended September 29, 2012 from $103,000 during the three months ended October 1, 2011. The slight increase was related to an increase in the average balance outstanding, as interest rates remained flat quarter to quarter.
Income Taxes
The effective tax rate for the three months ended September 29, 2012 was 32.9 percent compared to 17.5 percent for the same period in fiscal year 2012. The increase in the effective tax rate was related to a change in foreign currency rates and R&D tax credits not being extended during the period that includes the three months ended September 29, 2012. For further information on taxes see footnote 5 of the “Notes to Consolidated Financial Statements”.
Our judgments regarding deferred tax assets and liabilities may change due to changes in market conditions, changes in estimates, changes in tax laws or other factors. If assumptions and estimates change in the future the deferred tax assets and liability will be adjusted accordingly and any increase or decrease will result in an additional deferred income tax expense or benefit in subsequent periods.
Backlog
On September 29, 2012, we had an order backlog of approximately $81.0 million. This compares with a backlog of approximately $53.2 million on October 1, 2011. The increase in backlog at September 29, 2012, when compared to October 1, 2011, reflects an increase in new customers and programs. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow

Net cash provided by operating activities for the three months ended September 29, 2012 was $6.0 million, compared to net cash used in operating activities of $5.8 million during the same period of the prior fiscal year. Cash flows provided by operating activities increased primarily due to improved working capital management and higher net income.
This $11.8 million year-over-year increase is primarily related to a $1.4 million decrease in inventory, and a $4.0 million decrease in accounts receivable offset by a $5.1 million decrease in accounts payable during the three months ended September 29, 2012. This compares to a $5.8 million of cash flows used in operating activities during the three months ended October 1, 2011, which resulted primarily from a $5.3 million increase in inventory, a $7.8 million increase in accounts receivable, which were offset by a $6.4 million increase in accounts payable. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms.
Investing Cash Flow
Cash used in investing activities was $0.7 million during the three months ended September 29, 2012 as compared to $0.4 million during the three months ended October 1, 2011. Our investing cash flows primarily consist of capital expenditures to purchase manufacturing equipment to support production and to a lesser extent leasehold improvements at our corporate headquarters.
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.
Financing Cash Flow
Cash used in financing activities was $4.0 million during the three months ended September 29, 2012 as compared to cash provided by financing activities of $5.3 million in the same period of the previous fiscal year. Our primary financing activity during the first three months of fiscal year 2013 and 2012 was borrowing and repayment under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $30.0 million, subject to availability. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month LIBOR plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of our trailing four quarters EBITDA.
As of September 29, 2012, we were in compliance with our loan covenants and approximately $18.9 million was available under the revolving line of credit facility. The outstanding balance under the credit facility was $11.1 million as of September 29, 2012 and the interest rate being paid on the outstanding balance was 3.25%.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of September 29, 2012, we had approximately $1.8 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company could be subject to additional income taxes payable in the U.S. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of September 29, 2012 would approximate $82,000. We have accrued for expected future repatriation of foreign earnings as discussed in footnote 5 of the "Notes to Consolidated Financial Statements".
CONTRACTUAL OBLIGATIONS
We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended June 30, 2012. There have been no material changes in contractual obligations outside the ordinary course of business since June 30, 2012.
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
Our quarterly operating results have varied in the past and may vary in the future due to a variety of factors, including adverse changes in the U.S. and global macroeconomic environment, volatility in overall demand for our customers' products, success of customers' programs, timing of new programs, new product introductions or technological advances by us, our customers and our competitors, and changes in pricing policies by us, our customers, our suppliers, and our competitors. Our customer base is diverse in the markets they serve, however, decreases in demand, particularly from customers that supply the education, consumer products, and gambling industries, could affect future quarterly results. Additionally, our customers could be impacted by the illiquidity of the credit markets which could directly impact our operating results.
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
Recently there have been adverse conditions and uncertainty in the global economy as the result of unstable global financial and credit markets, inflation, and recession. These unfavorable economic conditions and the weakness of the credit market could affect the demand for our customers' products. The current global macroeconomic environment may affect some of our customers that could reduce orders and change forecasts which could adversely affect our sales in future periods. Additionally, the financial strength of our customers and suppliers and their ability to obtain and rely on credit financing may affect their ability to fulfill their obligations to us and have an adverse effect on our financial results.
The Company's ability to secure and maintain sufficient credit arrangements is key to its continued operations.
There is no assurance that the Company will be able to retain or renew its credit agreements in the future. In the event the business grows rapidly or the uncertain macroeconomic climate continues, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all in the future. For a summary of the Company's banking arrangements, see Note 4, Long-Term Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.
We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and result in a significant change in our results of operations.
We are dependent on many suppliers, including sole source suppliers, to provide key components and raw materials used in manufacturing customers' products. We have seen supply shortages in certain electronic components. This can result in longer lead times and the inability to meet our customers request for flexible production and extended shipment dates. If demand for components outpaces supply, capacity delays could affect future operations. Delays in deliveries from suppliers or the inability to obtain sufficient quantities of components and raw materials could cause delays or reductions in shipment of products to our customers which could adversely affect our operating results and damage customer relationships.
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
Most of the products we manufacture are in facilities located in Mexico and China. These international operations may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;

•	political and economic instability (including acts of terrorism, civil unrest, forms of violence and outbreaks of war), which could impact our ability to ship, manufacture, and/or receive product;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting accounts receivable;

•	export duties, import controls and trade barriers (including quotas);

•	governmental restrictions on the transfer of funds;

•	burdens of complying with a wide variety of foreign laws and labor practices;

•	fluctuations in currency exchange rates, which could affect component costs, local payroll, utility and other expenses;

•	inability to utilize net operating losses generated by our foreign operations to reduce our U.S. income taxes; and

•	our foreign locations may be impacted by hurricanes, earthquakes, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions and other natural or man-made disasters.
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

The markets for our customers' products is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and short product life cycles. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. Our success will depend upon our customers' ability to enhance existing products and to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and emerging industry standards and address evolving and increasingly sophisticated customer requirements. Failure of our customers to do so could substantially harm our customers' competitive positions. There can be no assurance that our customers will be successful in identifying, developing and marketing products that respond to technological change, emerging industry standards or evolving customer requirements.
Start-up costs and inefficiencies related to new or transferred programs can adversely affect our operating results and such costs may not be recoverable if such new programs or transferred programs are canceled.
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
We manufacture and design products to our customers' specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the Food and Drug Administration and non-U.S. counterparts of this agency. In addition, our customers' products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or canceled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility. Our customers are required to indemnify us against liability associated with designing products to meet their specifications. However, if our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims.
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility is secured by substantially all of our assets. The interest rates applicable to our revolving credit facility fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. There was outstanding $11.1 million in borrowings under our revolving credit facility as of September 29, 2012, and the interest being paid on the outstanding balance was 3.25%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving line of credit.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $52.2 million of foreign currency forward contracts as of September 29, 2012. The fair value of these contracts was $0.9 million. See Note 9 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of September 29, 2012, the Company’s disclosure controls and procedures are effective based on that criteria.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during three months ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).
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
There are no material changes to the risk factors set forth in Part I Item 1A in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

Item 4.	Mine Safety Disclosures
None

Item 6.	Exhibits

	31.1	Certification of Chief Executive Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

	31.2	Certification of Chief Financial Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

	32.1	Certification of Chief Executive Officer (18 U.S.C. 1350)

	32.2	Certification of Chief Financial Officer (18 U.S.C. 1350)

	101.INS	XBRL Instance Document *

	101.SCH	XBRL Taxonomy Extension Schema Document *

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	November 9, 2012
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RONALD F. KLAWITTER
Ronald F. Klawitter	Date:	November 9, 2012
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)