Form 10-Q
period 2012-12-29
KEY TRONIC CORP
filed 2013-02-06
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED DECEMBER 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 25, 2013, 10,488,856 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We”, “us”, “our”, “Company”, “KeyTronicEMS” and “KeyTronic”, unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	December 29, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$245	$502
Trade receivables, net	54,797	60,709
Inventories	49,145	58,439
Deferred income tax asset	3,761	5,201
Other	6,422	4,639
Total current assets	114,370	129,490
Property, plant and equipment—net	18,284	17,306
Other assets:
Deferred income tax asset	2,015	2,703
Other	1,828	1,413
Total other assets	3,843	4,116
Total assets	$136,497	$150,912
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,669	$43,025
Accrued compensation and vacation	5,327	6,337
Current portion of other long-term obligations	749	729
Other	3,989	3,163
Total current liabilities	41,734	53,254
Long-term liabilities:
Revolving loan	4,731	15,011
Deferred income tax liability	1,465	1,094
Other long-term obligations	1,076	2,945
Total long-term liabilities	7,272	19,050
Total liabilities	49,006	72,304
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,489 and 10,481 shares, respectively	42,909	42,372
Retained earnings	44,218	36,895
Accumulated other comprehensive income (loss)	364	(659)
Total shareholders’ equity	87,491	78,608
Total liabilities and shareholders’ equity	$136,497	$150,912
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Net sales	$94,567	$84,454	$192,075	$154,215
Cost of sales	85,071	77,586	173,104	142,342
Gross profit	9,496	6,868	18,971	11,873
Research, development and engineering expenses	1,225	1,157	2,475	2,113
Selling, general and administrative expenses	2,939	2,916	5,468	5,350
Total operating expenses	4,164	4,073	7,943	7,463
Operating income	5,332	2,795	11,028	4,410
Interest expense, net	92	124	208	227
Income before income taxes	5,240	2,671	10,820	4,183
Income tax provision (benefit)	1,661	(503)	3,497	(238)
Net income	$3,579	$3,174	$7,323	$4,421
Net income per share — Basic	$0.34	$0.30	$0.70	$0.42
Weighted average shares outstanding — Basic	10,489	10,447	10,487	10,432
Net income per share — Diluted	$0.33	$0.30	$0.67	$0.42
Weighted average shares outstanding — Diluted	10,899	10,479	10,864	10,462
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Comprehensive income:
Net income	$3,579	$3,174	$7,323	$4,421
Other comprehensive income:
Unrealized gain (loss) on foreign exchange contracts, net of tax	(209)	222	1,023	(4,091)
Comprehensive income	$3,370	$3,396	$8,346	$330

Other comprehensive income for the three months ended December 29, 2012 and December 31, 2011 is reflected net of tax of approximately $(110,000) and $115,000, respectively. Other comprehensive income for the six months ended December 29, 2012 and December 31, 2011 is reflected net of tax of approximately $0.5 million and $(2.1) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	December 29, 2012	December 31, 2011
Decrease in cash and cash equivalents:
Cash flows from operating activities:
Net income	$7,323	$4,421
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,270	1,154
Excess tax benefit from exercise of stock options	(103)	—
Provision for obsolete inventory	355	158
Provision for warranty	—	60
Provision for (recovery of) doubtful accounts	22	(111)
Loss on disposal of fixed assets	31	—
Share-based compensation expense	425	300
Deferred income taxes	1,972	(2,596)
Changes in operating assets and liabilities:
Trade receivables	5,890	(7,018)
Inventories	8,939	(11,849)
Other assets	(1,866)	(1,159)
Accounts payable	(11,356)	15,022
Accrued compensation and vacation	(1,010)	(160)
Other liabilities	524	2,626
Cash provided by operating activities	12,416	848
Cash flows from investing activities:
Purchase of property and equipment	(2,215)	(2,765)
Proceeds from sale of fixed assets	—	9
Proceeds from life insurance	144	—
Cash used in investing activities	(2,071)	(2,756)
Cash flows from financing activities:
Payment of financing costs	(75)	—
Principal payments on long term debt	(359)	(339)
Borrowings under revolving credit agreement	57,797	53,865
Repayment of revolving credit agreement	(68,077)	(52,382)
Excess tax benefit from exercise of stock options	103	—
Proceeds from exercise of stock options	9	128
Cash (used in) provided by financing activities	(10,602)	1,272
Net decrease in cash and cash equivalents	(257)	(636)
Cash and cash equivalents, beginning of period	502	1,232
Cash and cash equivalents, end of period	$245	$596
Supplemental cash flow information:
Interest payments	$231	$174
Income tax payments, net of refunds	$868	$227
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, June 30, 2012	10,481	$42,372	$36,895	$(659)	$78,608
Net income	—	—	7,323	—	7,323
Unrealized gain on foreign exchange contracts, net	—	—	—	1,023	1,023
Exercise of stock options	8	9	—	—	9
Stock-based compensation	—	425	—	—	425
Tax benefit from exercise of stock options	—	103	—	—	103
Balances, December 29, 2012	10,489	$42,909	$44,218	$364	$87,491
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three and six month periods ended December 29, 2012 and December 31, 2011 were 13 week and 26 week periods, respectively. Fiscal year 2013 will end on June 29, 2013 which is a 52 week year, and fiscal year 2012 which ended on June 30, 2012, was also a 52 week year.

2.	Significant Accounting Policies
Income Taxes
We compute our interim income tax provision through the use of an estimated annual effective tax rate (ETR) applied to year-to-date operating results and specific events that are discretely recognized as they occur. In determining the estimated annual ETR, we analyze various factors, including projections of our annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual ETR. Refer to Note 5 for further discussions.
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
The grant date fair value for the awards granted were estimated using the Black Scholes option valuation method with the following weighted average assumptions at each of the respective grant dates:

	July 25, 2012	January 26, 2012	July 27, 2011
Expected dividend yield	—%	—%	—%
Risk – free interest rate	0.46%	0.52%	1.16%
Expected volatility	66.50%	64.90%	65.50%
Expected life (in years)	4.00	4.00	4.00
Total share-based compensation expense recognized during the three and six months ended December 29, 2012 and December 31, 2011 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Stock Appreciation Rights	$217	$154	$425	$300
As of December 29, 2012, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $1.1 million. This expense is expected to be recognized over a weighted average period of 1.99 years.
No options to purchase shares of common stock were exercised during the three months ended December 29, 2012 and December 31, 2011. Options to purchase 7,500 and 47,500 shares of common stock were exercised during the six months ended December 29, 2012 and December 31, 2011, respectively, with an immaterial amount of intrinsic value for each of the periods presented.
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

3.	Inventories
The components of inventories consist of the following (in thousands):

	December 29, 2012	June 30, 2012
Finished goods	$8,548	$9,805
Work-in-process	5,320	6,340
Raw materials and supplies	35,277	42,294
	$49,145	$58,439

4.	Long-Term Debt
Note Payable – Bank
On October 15, 2010, the Company entered into an amended credit agreement with Wells Fargo Bank, N.A. thereby increasing its revolving line of credit facility for up to $30.0 million. On January 30, 2012, the Company entered into a second amendment to the credit agreement extending the term to October 15, 2016. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The revolving line of credit is secured by substantially all of the assets of the Company.
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
As of December 29, 2012, the Company had availability to borrow an additional $25.3 million under the line of credit. The outstanding balance under the credit facility was $4.7 million as of December 29, 2012 and the interest rate on the outstanding balance was 3.25%. As of June 30, 2012, the outstanding balance under the credit facility was $15.0 million and the interest rate on the outstanding balance was in the range of 2.35% - 3.25%.

5.	Income Taxes
The Company expects to repatriate a portion of its foreign earnings based on increased sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $8.5 million of foreign earnings in the future. As such, these earnings would be recognized in the United States, and the Company would be subject to U.S. federal income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax of expected repatriation of foreign earnings have been recorded as part of deferred taxes as of December 29, 2012. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases in foreign locations.
The Company has available approximately $5.4 million of federal research and development tax credits. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of December 29, 2012, the Company had previously recorded $2.9 million of unrecognized tax benefits associated with these federal tax credits.
The Company has a wholly owned foreign subsidiary in Mexico that utilizes certain tax credits related to production assets that currently offset all of the income tax liabilities under general Mexican income tax law. However, the Company is subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The Company anticipates that it will be taxable under IETU for the foreseeable future based on projected assets used in its operations. The effect of IETU and an associated presidential decree has been included in the effective tax rate for the six months ended December 29, 2012.

The Company’s effective tax rate differs from the federal tax rate as follows (in thousands):

	Three Months Ended
	December 29, 2012	December 31, 2011
Federal income tax provision at statutory rate	$1,782	$908
Foreign earnings taxed at lower rates	(196)	(229)
Effect of foreign currency rate changes	10	106
Recognition of tax credits	—	(1,469)
Change in valuation allowance	—	183
Other	65	(2)
Income tax provision	$1,661	$(503)

	Six Months Ended
	December 29, 2012	December 31, 2011
Federal income tax provision at statutory rate	$3,679	$1,442
Foreign earnings taxed at lower rates	(308)	(274)
Effect of foreign currency rate changes	(57)	(151)
Recognition of tax credits	—	(1,469)
Change in valuation allowance	—	183
Other	183	31
Income tax provision	$3,497	$(238)

6.	Earnings Per Share
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

	Three Months Ended
	(in thousands, except per share information)
	December 29, 2012	December 31, 2011
Net income	$3,579	$3,174
Weighted average shares outstanding—basic	10,489	10,447
Effect of dilutive common stock options	410	32
Weighted average shares outstanding—diluted	10,899	10,479
Earnings per share—basic	$0.34	$0.30
Earnings per share—diluted	$0.33	$0.30
Antidilutive options not included in diluted earnings per share	—	707

	Six Months Ended
	(in thousands, except per share information)
	December 29, 2012	December 31, 2011
Net income	$7,323	$4,421
Weighted average shares outstanding—basic	10,487	10,432
Effect of dilutive common stock options	377	30
Weighted average shares outstanding—diluted	10,864	10,462
Earnings per share—basic	$0.70	$0.42
Earnings per share—diluted	$0.67	$0.42
Antidilutive options not included in diluted earnings per share	—	707

7.	Commitments and Contingencies
Purchase Commitments
The Company had approximately $0.1 million of firm commitments to suppliers for capital expenditures at December 29, 2012.
Leases
The Company leases certain facilities, equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates over the next ten years.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $11,000 and $23,000 as of December 29, 2012 and June 30, 2012, respectively.

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
The following table summarizes the fair values of assets/(liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of December 29, 2012 and June 30, 2012 (in thousands):

	December 29, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$1,323	$—	$1,323
Financial Liabilities:
Foreign currency forward contracts	$—	$(765)	$—	$(765)

	June 30, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$858	$—	$858
Financial Liabilities:
Foreign currency forward contracts	$—	$(1,851)	$—	$(1,851)

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
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at December 29, 2012 and June 30, 2012, reasonably approximate their fair value. The Company’s long-term debt primarily consists of a revolving line of credit. Borrowings under this revolving line of credit bear interest at the higher of Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5% to 2.5%, or the Federal Funds rate plus 1.5%. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk. As a result of the determinable market rate for our revolving credit debt it is classified within Level 2 of the fair value hierarchy. The discounted cash flow of the revolving line of credit is estimated to be $4.7 million and $15.0 million, respectively, as of December 29, 2012 and June 30, 2012, which approximates carrying value.

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
As of December 29, 2012, the Company had outstanding foreign currency forward contracts with a total notional amount of $57.1 million. These contract maturity dates extend through September 2015. The Company entered into $10.6 million of foreign currency forward contracts and settled $5.7 million of foreign currency forward contracts during the three months ended December 29, 2012. For the three months ended December 31, 2011, the Company entered into foreign currency forward contracts of $3.6 million and settled $4.0 million of such contracts.
For the six months ended December 29, 2012, the Company entered into forward contracts of $10.6 million and settled $11.2 million of such contracts. During the same period of the previous year, the Company entered into foreign currency forward contracts of $12.2 million and settled $8.2 million of such contracts.
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of December 29, 2012 and June 30, 2012 (in thousands):

		December 29, 2012	June 30, 2012
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other current assets	$100	$199
Foreign currency forward contracts	Other long-term assets	$1,223	$659
Foreign currency forward contracts	Other current liabilities	$(641)	$(923)
Foreign currency forward contracts	Other long-term liabilities	$(124)	$(928)

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended December 29, 2012 and December 31, 2011, respectively (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of September 29, 2012	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of December 29, 2012
Settled foreign currency forward contracts for the three months ended December 29, 2012	$57	$10	$(67)	$—
Unsettled foreign currency forward contracts	516	(152)	—	364
Total	$573	$(142)	$(67)	$364

Derivatives Designated as Hedging Instruments	AOCI Balance as of October 1, 2011	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of December 31, 2011
Settled foreign currency forward contracts for the three months ended December 31, 2011	$(170)	$15	$155	$—
Unsettled foreign currency forward contracts	(2,403)	52	—	(2,351)
Total	$(2,573)	$67	$155	$(2,351)
The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the six months ended December 29, 2012 and December 31, 2011, respectively (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 30, 2012	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of December 29, 2012
Settled foreign currency forward contracts for the six months ended December 29, 2012	$4	$334	$(338)	$—
Unsettled foreign currency forward contracts	(663)	1,027	—	364
Total	$(659)	$1,361	$(338)	$364

Derivatives Designated as Hedging Instruments	AOCI Balance as of July 2, 2011	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of December 31, 2011
Settled foreign currency forward contracts for the six months ended December 31, 2011	$534	$(469)	$(65)	$—
Unsettled foreign currency forward contracts	1,206	(3,557)	—	(2,351)
Total	$1,740	$(4,026)	$(65)	$(2,351)
The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts are major financial institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote. As of December 29, 2012, the net amount of unrealized loss expected to be reclassified into earnings within the next 12 months is approximately $(0.4) million.
As of December 29, 2012, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

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
Executive Summary
Net sales of $94.6 million for the second quarter of fiscal year 2013 increased by 12.0 percent as compared to net sales of $84.5 million for the second quarter of fiscal year 2012. The increase in net sales was primarily driven by an increase in revenues related to new programs for both new and longstanding customers and a net increase in demand related to current customer programs, partially offset by the negative impact of the uncertain macroeconomic environment and program losses as further discussed below. We believe that we are well positioned in the electronic manufacturing services (EMS) industry to win new business in coming periods and profitably grow our revenue as the economy recovers.
The concentration of our top five customers’ sales increased to 72.9 percent of total sales in the second quarter of fiscal year 2013 from 71.8 percent in the same period of the prior fiscal year. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, military supplies, computer accessories and electronic whiteboards. At the end of the second quarter of fiscal year 2013, we were generating revenue from 169 separate programs and 52 distinct customers as compared to 149 programs and 40 customers at the end of the second quarter of fiscal year 2012. Some of these new customers have programs that represent small annual sales while others have multi-million-dollar potential.
While we maintained strong operating efficiencies and further strengthened our balance sheet during the second quarter of fiscal 2013, our sequential quarterly revenue was impacted by a significant slowdown in demand from one customer, as well as by the decisions of two other customers to change the mix of in-house versus outsourced production for portions of certain programs. At the same time, our many new customer programs continued to ramp up and we continued to diversify our future revenue base by winning new customer programs involving RFID, exercise, and security equipment.
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
Gross profit as a percent of sales was 10.0 percent for the second quarter of fiscal year 2013 as compared to 8.1 percent for the same quarter of the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to a decrease in material-related costs as a percentage of net sales as well as increased leverage of certain overhead costs.
Operating income as a percentage of sales for the second quarter of fiscal year 2013 was 5.6 percent compared to 3.3 percent for the same quarter of the prior fiscal year. The increase in operating income as a percentage of sales was primarily due to the increase in gross profit and our continued success in leveraging our operating expenses.
Net income for the second quarter of fiscal year 2013 was $3.6 million or $0.33 per diluted share, as compared to $3.2 million or $0.30 per diluted share for the second quarter of fiscal year 2012. The increase in net income as a percent of sales for the second quarter of fiscal year 2013 as compared to the same period in fiscal year 2012, is the result of an increase in net sales coupled with an improvement in our gross margin and operating income partially offset by the fact that last year's net income includes a discrete benefit from recording significant R&D tax credits in the calculation of the income tax benefit as discussed in further detail in the “Results of Operations” section.
We maintain a strong balance sheet with a current ratio of 2.7 and a long-term debt to equity ratio of 0.06. Total cash provided by operating activities as defined on our cash flow statement was $12.4 million for the six months ended December 29, 2012. We maintain sufficient liquidity for our expected future operations and had $4.7 million in borrowings on our $30.0 million revolving line of credit with Wells Fargo Bank, N.A. of which $25.3 million remained available at December 29, 2012. We believe cash flow generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.
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

RESULTS OF OPERATIONS
Comparison of the Three months ended December 29, 2012 with the Three months ended December 31, 2011
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our consolidated statements of income for the three months ended December 29, 2012 as compared to the three months ended December 31, 2011. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	December 29, 2012	% of net sales	December 31, 2011	% of net sales	$ change	% point change
Net sales	$94,567	100.0%	$84,454	100.0%	$10,113	—%
Cost of sales	85,071	90.0%	77,586	91.9%	7,485	(1.9)%
Gross profit	9,496	10.0%	6,868	8.1%	2,628	1.9%
Research, development and engineering	1,225	1.3%	1,157	1.4%	68	(0.1)%
Selling, general and administrative	2,939	3.1%	2,916	3.5%	23	(0.4)%
Total operating expenses	4,164	4.4%	4,073	4.8%	91	(0.4)%
Operating income	5,332	5.6%	2,795	3.3%	2,537	2.3%
Interest expense, net	92	0.1%	124	0.1%	(32)	—%
Income before income taxes	5,240	5.5%	2,671	3.2%	2,569	2.3%
Income tax provision	1,661	1.8%	(503)	(0.6)%	2,164	2.4%
Net income	$3,579	3.8%	$3,174	3.8%	$405	—%
Effective income tax rate	31.7%		(18.8)%

Net Sales
The increase in net sales from the prior year period was primarily driven by an approximate $4.7 million increase in revenues related to new programs for both new and longstanding customers as well as a $5.4 million net increase in revenues related to increased demand from current customer programs, partially offset by the impact of an uncertain macroeconomic environment and program losses.
During the three months ended December 29, 2012, we continued to ramp up our new customer programs and further diversified our customer portfolio across a wide range of industries. Despite the macroeconomic uncertainty, we remain strongly positioned to win new business and expect to see a modest growth in revenue during the remainder of the year, driven by increased production levels of new programs for both new and longstanding customers.
For the third quarter of fiscal year 2013, we expect to report revenue in the range of $83 million to $90 million. Our revenue is being reduced by the continued slowdown in demand from the same customer that began to reduce its production levels in the second quarter. In coming periods, however, we expect to see the continued ramp up of our new programs to more than offset this customer's decrease in demand. We also have a very robust pipeline of potential new business, including programs with larger revenue potential than most of our current customer programs. We believe this trend towards larger quote opportunities reflects increased recognition of the competitive advantages of North American based manufacturing for products sold in the Americas. Over the long term, we believe our unique combination of global logistics with world-class engineering and production capabilities in North America and China will continue to fuel our growth. Future results will depend on actual levels of customers’ orders, the timing of the startup of production of new product programs and the impact of the industry-wide shortages in the global supply chain. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.
Gross Profit
Gross profit as a percentage of sales for the three months ended December 29, 2012 was 10.0 percent compared to 8.1 percent for the three months ended December 31, 2011. This 1.9 percentage point increase is primarily related to a 0.7 percentage point decrease in material related costs as a percent of net sales, as well as a 1.2 percentage point improvement in leveraging of certain overhead costs. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $180,000 and $178,000 for obsolete inventory during the three months ended December 29, 2012 and December 31, 2011, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated net realizable value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were flat at $1.2 million during the three months ended December 29, 2012 and December 31, 2011. Total RD&E expenses as a percent of net sales were 1.3 percent and 1.4 percent during the three months ended December 29, 2012 and December 31, 2011, respectively. This 0.1 percentage point improvement in RD&E is primarily related to our continued success in leveraging operating expenses as a percent of net sales.
Total selling, general and administrative (SG&A) expenses were flat at $2.9 million during the three months ended December 29, 2012 and December 31, 2011. Total SG&A expenses as a percent of net sales were 3.1 percent during the three months ended December 29, 2012 compared to 3.5 percent during the three months ended December 31, 2011. This 0.4 percentage point improvement in SG&A is primarily related to our continued success in leveraging operating expenses as a percent of net sales.
Total operating expenses were $4.2 million or 4.4 percent of net sales for the three months ended December 29, 2012 and $4.1 million or 4.8 percent of net sales for the three months ended December 31, 2011. The 0.4 percentage point improvement in operating expenses as a percent of net sales is primarily related to our successful leveraging of RD&E and SG&A expenses as a percent of net sales.
Interest
Interest expense decreased to $92,000 during the three months ended December 29, 2012 from $124,000 during the three months ended December 31, 2011. This decrease is related to a decrease in the average balance outstanding on our line of credit.

Income Taxes
The effective tax rate for the three months ended December 29, 2012 was 31.7 percent compared to (18.8) percent for the three months ended December 31, 2011. The effective tax rate increased from prior year primarily due to a discrete item recorded in the three months ended December 31, 2011 for certain tax credits that were not applicable in the current quarter. For further information on the effective tax rate see footnote 5 of the “Notes to Consolidated Financial Statements”.
On January 2, 2013, the American Taxpayer Relief Act (ATRA) of 2012 was signed into law. As part of this legislation, the federal research and development (R&D) tax credit was retroactively reinstated for qualifying costs incurred from January 1, 2012 through December 31, 2013. Previously, we had only recognized tax benefits associated with credits generated through December 31, 2011. Due to the fact that ATRA was signed into law after the end of our second quarter, the benefits associated with potential tax credits from January 1, 2012 through December 29, 2012 will not be recognized until the third quarter of fiscal 2013. This will have an impact on the effective tax rate in our next quarter and subsequent quarters as future R&D projects occur.
Our judgments regarding deferred tax assets and liabilities may change due to changes in market conditions, changes in estimates, changes in tax laws or other factors. If assumptions and estimates change in the future the deferred tax assets and liabilities will be adjusted accordingly and any increase or decrease will result in an additional deferred income tax expense or benefit in subsequent periods.
RESULTS OF OPERATIONS
Comparison of the Six Months Ended December 29, 2012 with the Six Months Ended December 31, 2011
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our consolidated statements of income for the six months ended December 29, 2012 as compared to the six months ended December 31, 2011. It is provided to assist in assessing differences in our overall performance (in thousands):

	Six Months Ended
	December 29, 2012	% of net sales	December 31, 2011	% of net sales	$ change	% point change
Net sales	$192,075	100.0%	$154,215	100.0%	$37,860	—%
Cost of sales	173,104	90.1%	142,342	92.3%	30,762	(2.2)%
Gross profit	18,971	9.9%	11,873	7.7%	7,098	2.2%
Research, development and engineering	2,475	1.3%	2,113	1.4%	362	(0.1)%
Selling, general and administrative	5,468	2.8%	5,350	3.5%	118	(0.7)%
Total operating expenses	7,943	4.1%	7,463	4.8%	480	(0.7)%
Operating income	11,028	5.7%	4,410	2.9%	6,618	2.8%
Interest expense, net	208	0.1%	227	0.1%	(19)	—%
Income before income taxes	10,820	5.6%	4,183	2.7%	6,637	2.9%
Income tax provision	3,497	1.8%	(238)	(0.2)%	3,735	2.0%
Net income	$7,323	3.8%	$4,421	2.9%	$2,902	0.9%
Effective income tax rate	32.3%		(5.7)%
Net Sales
The increase in net sales from prior year was primarily driven by an approximate $24.0 million increase in revenues related to new programs for both new and longstanding customers as well as a $14.0 million net increase related to increased demand from current customer programs, partially offset by the impact of an uncertain macroeconomic environment and program losses of approximately $0.1 million.
During the six months ended December 29, 2012, we continued to ramp up our new customer programs and further diversified our customer portfolio across a wide range of industries. Despite the macroeconomic uncertainty, we remain strongly positioned to win new business and expect to see a modest growth in revenue during the remainder of the year, driven by increased production levels of new programs for both new and longstanding customers.
For the third quarter of fiscal year 2013, we expect to report revenue in the range of $83 million to $90 million. Our revenue is being reduced by the continued slowdown in demand from the same customer that began to reduce its production levels in the second quarter. In coming periods, however, we expect to see the continued ramp up of our new programs to more than offset this customer's decrease in demand. We also have a very robust pipeline of potential new business, including programs with larger revenue potential than most of our current customer programs. We believe this trend towards larger quote opportunities reflects increased recognition of the competitive advantages of North American based manufacturing for products sold in the Americas. Over the long term, we believe our unique combination of global logistics with world-class engineering and production capabilities in North America and China will continue to fuel our growth. Future results will depend on actual levels of customers’ orders, the timing of the startup of production of new product programs and the impact of the industry-wide shortages in the global supply chain. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.
Gross Profit
Gross profit as a percentage of sales for the six months ended December 29, 2012 was 9.9 percent compared to 7.7 percent for the six months ended December 31, 2011. This 2.2 percent point increase is primarily related to a 0.7 percentage point decrease in material cost, as a percent of net sales, as well as a 1.5 percentage point improvement in leveraging of certain overhead costs. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $355,000 and $270,000 for obsolete inventory for the six months ended December 29, 2012 and December 31, 2011, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated net realizable value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $2.5 million and $2.1 million during the six months ended December 29, 2012 and December 31, 2011, respectively. This $0.4 million increase is primarily related to an increase in labor related expenses.
Total RD&E expenses as a percent of net sales were 1.3 percent and 1.4 percent during the six months ended December 29, 2012 and December 31, 2011, respectively. This 0.1 percent point improvement in RD&E is primarily related to our continued success in leveraging operating expenses as a percent of net sales.
Total selling general and administrative (SG&A) expenses were $5.5 million and $5.4 million during the six months ended December 29, 2012 and December 31, 2011, respectively. This $0.1 million increase in SG&A during the six months ended December 29, 2012 as compared to the six months ended December 31, 2011 is primarily related to an increase in labor related expenses and to a lesser extent other overhead costs. This is partially offset by the positive impact of a non-recurring adjustment of approximately $0.5 million related to the elimination of a deferred compensation liability.
Total SG&A expenses as a percent of net sales were 2.8 percent during the six months ended December 29, 2012 compared to 3.5 percent during the six months ended December 31, 2011. This 0.7 percent point improvement in SG&A is primarily related to our continued success in leveraging operating expenses as a percent of net sales and the non-recurring adjustment discussed above.
Total operating expenses were $7.9 million or 4.1 percent of net sales during the six months ended December 29, 2012 and $7.5 million or 4.8 percent of net sales during the six months ended December 31, 2011. The 0.7 percent point improvement in operating expenses as a percent of net sales is primarily related to our successful leveraging of RD&E and SG&A expenses as a percent of net sales.
Interest
Interest expense decreased to $208,000 during the six months ended December 29, 2012 from $227,000 during the six months ended December 31, 2011. This decrease is related to a decrease in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the six months ended December 29, 2012 was 32.3 percent compared to (5.7) percent for the six months ended December 31, 2011. The effective tax rate increased from prior year primarily due to a discrete item recorded during the six months ended December 31, 2011 for certain tax credits that were not applicable in the first six months of fiscal year 2013. For further information on the effective tax rate see footnote 5 of the “Notes to Consolidated Financial Statements.”
On January 2, 2013, the American Taxpayer Relief Act (ATRA) of 2012 was signed into law. As part of this legislation, the federal research and development (R&D) tax credit was retroactively reinstated for qualifying costs incurred from January 1, 2012 through December 31, 2013. Previously, we had only recognized tax benefits associated with credits generated through

December 31, 2011. Due to the fact that ATRA was signed into law after the end of our second quarter, the benefits associated with potential tax credits from January 1, 2012 through December 29, 2012 will not be recognized until the third quarter of fiscal 2013. This will have an impact on the effective tax rate in our next quarter and subsequent quarters as future R&D projects occur.
Our judgments regarding deferred tax assets and liabilities may change due to changes in market conditions, changes in estimates, changes in tax laws or other factors. If assumptions and estimates change in the future the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional deferred income tax expense or benefit in subsequent periods.
Backlog
On December 29, 2012, we had an order backlog of approximately $64.9 million. This compares with a backlog of approximately $53.2 million on December 31, 2011. The increase in backlog at December 29, 2012, when compared to December 31, 2011, reflects an increase in new customers and programs. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the six months ended December 29, 2012 was $12.4 million, compared to net cash provided by operating activities of $0.8 million during the same period of the prior fiscal year. Cash flows provided by operating activities increased primarily due to improved working capital management and higher net income.
The working capital increase year-over-year is primarily related to an $8.9 million decrease in inventory, and a $5.9 million decrease in accounts receivable offset by an $11.4 million decrease in accounts payable during the six months ended December 29, 2012. The working capital changes during the six months ended December 31, 2011, are primarily due to an $11.9 million increase in inventory, a $7.0 million increase in accounts receivable, and partially offset by a $15.0 million increase in accounts payable. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall sales are not typically seasonal in nature, we ship the majority of our product during the latter half of each quarter. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, negotiated supplier terms, and taking advantage of early pay discounts.
Investing Cash Flow
Cash used in investing activities was $2.1 million during the six months ended December 29, 2012 as compared to $2.8 million during the six months ended December 31, 2011. Our investing cash flows primarily consist of capital expenditures to purchase manufacturing equipment to support production and to a lesser extent leasehold improvements at our corporate headquarters.
Operating and capital leases may be utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds and available borrowing capacities.
Financing Cash Flow
Cash used in financing activities was $10.6 million during the six months ended December 29, 2012 as compared to cash provided by financing activities of $1.3 million in the same period of the previous fiscal year. Our primary financing activity during the first six months of fiscal year 2013 and 2012 was borrowing and repayment under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $30.0 million, subject to availability. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes.
As of December 29, 2012, we were in compliance with our loan covenants and approximately $25.3 million was available under the revolving line of credit facility. The outstanding balance under the credit facility was $4.7 million as of December 29, 2012 and the interest rate being paid on the outstanding balance was 3.25%.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of December 29, 2012, we had approximately $0.2 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, we could be subject to additional income taxes payable in the U.S. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of December 29, 2012 would approximate $14,000. We have accrued for expected future repatriation of foreign earnings as discussed in footnote 5 of the "Notes to Consolidated Financial Statements."
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
Our ability to secure and maintain sufficient credit arrangements is key to its continued operations.
There is no assurance that we will be able to retain or renew our credit agreements in the future. In the event the business grows rapidly or the uncertain macroeconomic climate continues, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that we will be able to obtain equity or debt financing at acceptable terms, or at all in the future. For a summary of our banking arrangements, see Note 4, Long-Term Debt, of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.
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

Increases in our own market capitalization and changes in securities laws and regulations will increase our costs and risk of noncompliance.
As a result of our increased market capitalization as of the end of our second quarter of fiscal year 2013, we will be required to file our next 10-K as an accelerated filer. As such, we are subject to additional requirements contained in the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) and more recently the Dodd-Frank Act. The Sarbanes-Oxley and Dodd-Frank Acts required or will require changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of the Sarbanes-Oxley and Dodd-Frank Acts, the SEC and NASDAQ promulgated new rules and additional rulemaking is expected in the future. Compliance with these new rules and future rules has increased and may increase further our legal, financial and accounting costs as well as a potential risk of noncompliance. Absent significant changes in related rules, which we cannot assure, we anticipate some level of increased costs related to these new regulations to continue indefinitely. We also expect these developments to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our Board of Directors or qualified management personnel. Further, the costs associated with the compliance with and implementation of procedures under these and future laws and related rules could have a material impact on our results of operations. In addition, the costs associated with noncompliance with additional securities laws and regulations could also impact our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility is secured by substantially all of our assets. The interest rates applicable to our revolving credit facility fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. There was outstanding $4.7 million in borrowings under our revolving credit facility as of December 29, 2012, and the interest being paid on the outstanding balance was 3.25%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving line of credit.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $57.1 million of foreign currency forward contracts as of December 29, 2012. The fair value of these contracts was $0.6 million. See Note 9 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of December 29, 2012, the Company’s disclosure controls and procedures are effective based on that criteria.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during our second quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).
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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	February 6, 2013
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RONALD F. KLAWITTER
Ronald F. Klawitter	Date:	February 6, 2013
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)