Form 10-Q
period 2013-03-30
KEY TRONIC CORP
filed 2013-05-08
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED MARCH 30, 2013
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2013, 10,488,856 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We”, “us”, “our”, “Company”, “KeyTronicEMS” and “KeyTronic”, unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 30, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,202	$502
Trade receivables, net	48,435	60,709
Inventories	47,743	58,439
Deferred income tax asset	891	5,201
Other	7,610	4,639
Total current assets	107,881	129,490
Property, plant and equipment—net	18,195	17,306
Other assets:
Deferred income tax asset	4,270	2,703
Other	3,896	1,413
Total other assets	8,166	4,116
Total assets	$134,242	$150,912
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,284	$43,025
Accrued compensation and vacation	6,797	6,337
Current portion of other long-term obligations	762	729
Other	3,802	3,163
Total current liabilities	38,645	53,254
Long-term liabilities:
Revolving loan	—	15,011
Deferred income tax liability	1,607	1,094
Other long-term obligations	956	2,945
Total long-term liabilities	2,563	19,050
Total liabilities	41,208	72,304
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,489 and 10,481 shares, respectively	43,131	42,372
Retained earnings	47,081	36,895
Accumulated other comprehensive income (loss)	2,822	(659)
Total shareholders’ equity	93,034	78,608
Total liabilities and shareholders’ equity	$134,242	$150,912
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net sales	$84,343	$95,527	$276,418	$249,742
Cost of sales	76,483	86,803	249,587	229,145
Gross profit	7,860	8,724	26,831	20,597
Research, development and engineering expenses	1,329	1,153	3,804	3,266
Selling, general and administrative expenses	2,938	2,879	8,406	8,229
Total operating expenses	4,267	4,032	12,210	11,495
Operating income	3,593	4,692	14,621	9,102
Interest expense, net	38	130	246	357
Income before income taxes	3,555	4,562	14,375	8,745
Income tax provision	692	1,168	4,189	930
Net income	$2,863	$3,394	$10,186	$7,815
Net income per share — Basic	$0.27	$0.32	$0.97	$0.75
Weighted average shares outstanding — Basic	10,489	10,447	10,488	10,437
Net income per share — Diluted	$0.26	$0.32	$0.94	$0.74
Weighted average shares outstanding — Diluted	10,931	10,762	10,888	10,517
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Comprehensive income:
Net income	$2,863	$3,394	$10,186	$7,815
Other comprehensive income:
Unrealized gain (loss) on foreign exchange contracts, net of tax	2,458	2,301	3,481	(1,790)
Comprehensive income	$5,321	$5,695	$13,667	$6,025

Other comprehensive income for the three months ended March 30, 2013 and March 31, 2012 is reflected net of tax of approximately $1.3 million and $1.2 million, respectively. Other comprehensive income for the nine months ended March 30, 2013 and March 31, 2012 is reflected net of tax of approximately $1.8 million and $(0.9) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	March 30, 2013	March 31, 2012
Decrease in cash and cash equivalents:
Cash flows from operating activities:
Net income	$10,186	$7,815
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,955	1,725
Excess tax benefit from exercise of stock options	(103)	—
Provision for obsolete inventory	422	692
Provision for warranty	16	60
Provision for (recovery of) doubtful accounts	62	(91)
Loss on disposal of fixed assets	27	5
Share-based compensation expense	647	461
Deferred income taxes	1,495	496
Changes in operating assets and liabilities:
Trade receivables	12,212	(19,253)
Inventories	10,274	(13,031)
Other assets	(2,199)	(1,527)
Accounts payable	(15,741)	14,824
Accrued compensation and vacation	460	845
Other liabilities	1,127	66
Cash provided by (used in) operating activities	20,840	(6,913)
Cash flows from investing activities:
Purchase of property and equipment	(2,768)	(3,627)
Proceeds from sale of fixed assets	—	9
Proceeds from life insurance	144	—
Cash used in investing activities	(2,624)	(3,618)
Cash flows from financing activities:
Payment of financing costs	(75)	(75)
Principal payments on long term debt	(542)	(513)
Borrowings under revolving credit agreement	66,528	88,400
Repayment of revolving credit agreement	(81,539)	(78,172)
Excess tax benefit from exercise of stock options	103	—
Proceeds from exercise of stock options	9	147
Cash (used in) provided by financing activities	(15,516)	9,787
Net increase (decrease) in cash and cash equivalents	2,700	(744)
Cash and cash equivalents, beginning of period	502	1,232
Cash and cash equivalents, end of period	$3,202	$488
Supplemental cash flow information:
Interest payments	$289	$299
Income tax payments, net of refunds	$1,781	$493
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, June 30, 2012	10,481	$42,372	$36,895	$(659)	$78,608
Net income	—	—	10,186	—	10,186
Unrealized gain on foreign exchange contracts, net	—	—	—	3,481	3,481
Exercise of stock options	8	9	—	—	9
Share-based compensation	—	647	—	—	647
Tax benefit from exercise of stock options	—	103	—	—	103
Balances, March 30, 2013	10,489	$43,131	$47,081	$2,822	$93,034
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three and nine month periods ended March 30, 2013 and March 31, 2012 were 13 week and 39 week periods, respectively. Fiscal year 2013 will end on June 29, 2013 which is a 52 week year, and fiscal year 2012 which ended on June 30, 2012, was also a 52 week year.

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

Share-based Compensation
The Company’s incentive plan provides for equity and liability awards to employees and non-employee directors in the form of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock-based or cash-based awards. Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period, and is recorded as employee compensation expense in cost of goods sold and selling, general and administrative expenses. Share-based compensation is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations.
On July 27, 2011, the Company granted 184,666 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $4.40 and a grant date fair value of $2.20. On January 26, 2012, the Company granted 32,000 SARs under the 2010 Incentive Plan to certain key employees at a strike price of $6.30 and a grant date fair value of $3.08. On July 25, 2012, the Company granted 210,666 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $7.44 and a grant date fair value of $3.71.
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
The grant date fair value for the awards granted were estimated using the Black Scholes option valuation method with the following assumptions at each of the respective grant dates:

	July 25, 2012	January 26, 2012	July 27, 2011
Expected dividend yield	—%	—%	—%
Risk – free interest rate	0.46%	0.52%	1.16%
Expected volatility	66.50%	64.90%	65.50%
Expected life (in years)	4.00	4.00	4.00
Total share-based compensation expense recognized during the three and nine months ended March 30, 2013 and March 31, 2012 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Stock Appreciation Rights	$222	$161	$647	$461
As of March 30, 2013, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.8 million. This expense is expected to be recognized over a weighted average period of 1.95 years.
No options to purchase shares of common stock were exercised during the three months ended March 30, 2013. During the three months ended March 31, 2012, 6,667 shares of common stock were exercised with an immaterial amount of intrinsic value for each of the periods presented. Options to purchase 7,500 and 54,167 shares of common stock were exercised during the nine months ended March 30, 2013 and March 31, 2012, respectively, with an immaterial amount of intrinsic value for each of the periods presented.

Recently Issued Accounting Standards
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this Update will enhance disclosures required by U.S. generally accepted accounting principles (GAAP) by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with Accounting Standards Codification (ASC) 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for fiscal years beginning on or after January 1, 2013 and for interim periods within those fiscal years. The amendments of ASU 2011-11 are not expected to have a material impact on the Company’s consolidated financial statements.
In January 2013, the FASB issued Accounting Standards Update 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The main objective in developing this Update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet Topic 210: Disclosures about Offsetting Assets and Liabilities. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments of ASU 2013-01 are not expected to have a material impact on the Company’s consolidated financial statements.
In February 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those annual periods. The amendments of ASU 2013-02, when adopted, are not expected to have a material impact on the Company’s consolidated financial statements, however will require additional disclosure within the notes to the financial statements.
Management has assessed the potential impact of other recently issued, but not yet effective,  accounting standards and determined that the provisions are either not applicable to the Company, or are not anticipated to have a material impact on the consolidated financial statements.

3.	Inventories
The components of inventories consist of the following (in thousands):

	March 30, 2013	June 30, 2012
Finished goods	$7,755	$9,805
Work-in-process	6,297	6,340
Raw materials and supplies	33,691	42,294
	$47,743	$58,439

4.	Long-Term Debt
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
As of March 30, 2013, the Company had availability to borrow $30.0 million under the line of credit. The Company did not have an outstanding balance on the line of credit as of March 30, 2013. As of June 30, 2012, the outstanding balance under the credit facility was $15.0 million and the interest rate on the outstanding balance was in the range of 2.35% - 3.25%.

5.	Income Taxes
The Company expects to repatriate a portion of its foreign earnings based on increased sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $9.2 million of foreign earnings in the future. As such, these earnings would be recognized in the United States, and the Company would be subject to U.S. federal income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax of expected repatriation of foreign earnings have been recorded as part of deferred taxes as of March 30, 2013. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases in foreign locations.
The Company has available approximately $5.6 million of federal research and development tax credits as of March 30, 2013. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of March 30, 2013, the Company has recorded $3.0 million to date of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $2.6 million.
The Company has a wholly owned foreign subsidiary in Mexico that utilizes certain tax credits related to production assets that currently offset all of the income tax liabilities under general Mexican income tax law. However, the Company is subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The Company anticipates that it will be taxable under IETU for the foreseeable future based on projected assets used in its operations. The effect of IETU and an associated presidential decree has been included in the effective tax rate for the nine months ended March 30, 2013.
The Company’s effective tax rate differs from the federal tax rate as follows (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Federal income tax provision at statutory rate	$1,209	$1,551
Foreign earnings taxed at lower rates	(194)	(83)
Effect of foreign currency rate changes	(40)	81
Recognition of tax credits, net	(490)	(191)
Change in valuation allowance	—	(445)
Other	207	255
Income tax provision	$692	$1,168

	Nine Months Ended
	March 30, 2013	March 31, 2012
Federal income tax provision at statutory rate	$4,888	$2,973
Foreign earnings taxed at lower rates	(502)	(357)
Effect of foreign currency rate changes	(97)	(70)
Recognition of tax credits, net	(490)	(1,660)
Change in valuation allowance	—	(262)
Other	390	306
Income tax provision	$4,189	$930

On January 2, 2013, President Obama signed the American Taxpayer Relief Act (ATRA) of 2012 into law. As part of this legislation, the federal research and development (R&D) tax credit was retroactively reinstated for qualifying costs incurred from January 1, 2012 through December 31, 2013. Previously, the Company had only recognized tax benefits associated with credits generated through December 31, 2011.

Because ATRA was signed into law after the end of the Company's second quarter, the benefits associated with R&D tax credits generated from January 1, 2012 through March 30, 2013 were recognized during the third quarter of fiscal 2013, resulting in net tax benefit of approximately $490,000 after consideration of an increase in the allowance for uncertain tax positions related to these credits in the amount of $121,000.

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

	Three Months Ended
	(in thousands, except per share information)
	March 30, 2013	March 31, 2012
Net income	$2,863	$3,394
Weighted average shares outstanding—basic	10,489	10,447
Effect of dilutive common stock options	442	315
Weighted average shares outstanding—diluted	10,931	10,762
Earnings per share—basic	$0.27	$0.32
Earnings per share—diluted	$0.26	$0.32
Antidilutive options not included in diluted earnings per share	—	—

	Nine Months Ended
	(in thousands, except per share information)
	March 30, 2013	March 31, 2012
Net income	$10,186	$7,815
Weighted average shares outstanding—basic	10,488	10,437
Effect of dilutive common stock options	400	80
Weighted average shares outstanding—diluted	10,888	10,517
Earnings per share—basic	$0.97	$0.75
Earnings per share—diluted	$0.94	$0.74
Antidilutive options not included in diluted earnings per share	—	554

7.	Commitments and Contingencies
Purchase Commitments
The Company had no material firm commitments to contractors and suppliers for capital expenditures at March 30, 2013.
Leases
The Company leases certain facilities, equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates over the next ten years.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $9,400 and $23,000 as of March 30, 2013 and June 30, 2012, respectively.

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
The following table summarizes the fair values of assets/(liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of March 30, 2013 and June 30, 2012 (in thousands):

	March 30, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$4,285	$—	$4,285
Financial Liabilities:
Foreign currency forward contracts	$—	$(3)	$—	$(3)

	June 30, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$858	$—	$858
Financial Liabilities:
Foreign currency forward contracts	$—	$(1,851)	$—	$(1,851)

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
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at March 30, 2013 and June 30, 2012, reasonably approximate their fair value.

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
As of March 30, 2013, the Company had outstanding foreign currency forward contracts with a total notional amount of $62.2 million. These contract maturity dates extend through March 2016. The Company entered into $10.9 million of foreign currency forward contracts and settled $5.8 million of foreign currency forward contracts during the three months ended March 30, 2013. For the three months ended March 31, 2012, the Company entered into foreign currency forward contracts of $5.0 million and settled $5.9 million of such contracts.
For the nine months ended March 30, 2013, the Company entered into forward contracts of $21.5 million and settled $17.0 million of such contracts. During the same period of the previous year, the Company entered into foreign currency forward contracts of $17.2 million and settled $14.1 million of such contracts.
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of March 30, 2013 and June 30, 2012 (in thousands):

		March 30, 2013	June 30, 2012
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other current assets	$953	$199
Foreign currency forward contracts	Other long-term assets	$3,332	$659
Foreign currency forward contracts	Other current liabilities	$(3)	$(923)
Foreign currency forward contracts	Other long-term liabilities	$—	$(928)

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended March 30, 2013 and March 31, 2012, respectively (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of December 29, 2012	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of March 30, 2013
Settled foreign currency forward contracts for the three months ended March 30, 2013	$(9)	$184	$(175)	$—
Unsettled foreign currency forward contracts	373	2,449	—	2,822
Total	$364	$2,633	$(175)	$2,822

Derivatives Designated as Hedging Instruments	AOCI Balance as of December 31, 2011	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of March 31, 2012
Settled foreign currency forward contracts for the three months ended March 31, 2012	$(167)	$217	$(50)	$—
Unsettled foreign currency forward contracts	(2,184)	2,134	—	(50)
Total	$(2,351)	$2,351	$(50)	$(50)
The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the nine months ended March 30, 2013 and March 31, 2012, respectively (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 30, 2012	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of March 30, 2013
Settled foreign currency forward contracts for the nine months ended March 30, 2013	$(162)	$675	$(513)	$—
Unsettled foreign currency forward contracts	(497)	3,319	—	2,822
Total	$(659)	$3,994	$(513)	$2,822

Derivatives Designated as Hedging Instruments	AOCI Balance as of July 2, 2011	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of March 31, 2012
Settled foreign currency forward contracts for the nine months ended March 31, 2012	$800	$(684)	$(116)	$—
Unsettled foreign currency forward contracts	940	(990)	—	(50)
Total	$1,740	$(1,674)	$(116)	$(50)
The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts are major financial institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote. As of March 30, 2013, the net amount of unrealized gain expected to be reclassified into earnings within the next 12 months is approximately $0.6 million.
As of March 30, 2013, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

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
Executive Summary
After strong year-over-year growth in the first half of fiscal 2013, our revenue in the third quarter was primarily impacted by the anticipated and previously disclosed slowdown from the large customer that began to reduce production levels in the second quarter. Although we saw a continued ramp up of our new programs in the third quarter, those increases did not yet offset the decreased demand from this one customer. At the same time, we maintained strong operating efficiencies and further strengthened our balance sheet.
Net sales of $84.3 million for the third quarter of fiscal year 2013 decreased by 11.7 percent as compared to net sales of $95.5 million for the third quarter of fiscal year 2012. The decrease in net sales was primarily driven by the overall decrease in demand related to current customer programs, which includes the larger customer discussed above, the uncertain macroeconomic environment and program losses, and was partially offset by the positive impact of new customer programs. We believe that we are well positioned in the electronic manufacturing services (EMS) industry to win new business in coming periods and renew sequential revenue growth during the coming fiscal year.
The concentration of our top five customers’ sales decreased to 62.4 percent of total sales in the third quarter of fiscal year 2013 from 72.6 percent in the same period of the prior fiscal year. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, military supplies, computer accessories, and electronic whiteboards. At the end of the third quarter of fiscal year 2013, we were generating revenue from 177 separate programs and 56 distinct customers as compared to 155 programs and 42 customers at the end of the third quarter of fiscal year 2012. We continue to see a robust pipeline of potential new business and have further diversified our future revenue base during the third quarter by winning new customer programs involving RFID, industrial power, LED lighting and commercial washroom equipment.
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

Gross profit as a percent of sales was 9.3 percent for the third quarter of fiscal year 2013 as compared to 9.1 percent for the same quarter of the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to a decrease in material-related costs as a percentage of net sales and a decrease in inventory provision, partially offset by an increase in certain overhead costs.
Operating income as a percentage of sales for the third quarter of fiscal year 2013 was 4.3 percent compared to 4.9 percent for the same quarter of the prior fiscal year. The decrease in operating income as a percentage of sales was primarily due to the slight increase in headcount to support recently won business and anticipated future growth.
Net income for the third quarter of fiscal year 2013 was $2.9 million or $0.26 per diluted share, as compared to $3.4 million or $0.32 per diluted share for the third quarter of fiscal year 2012. The decrease in net income for the third quarter of fiscal year 2013 as compared to the same period in fiscal year 2012, is the result of a decrease in net sales as discussed in further detail in the “Results of Operations” section.
We maintain a strong balance sheet with a current ratio of 2.8 and a long-term debt to equity ratio of 0.01 as of March 30, 2013. Total cash provided by operating activities as defined on our cash flow statement was $20.8 million for the nine months ended March 30, 2013. We maintain sufficient liquidity for our expected future operations. We did not have an outstanding balance on our revolving line of credit with Wells Fargo Bank, N.A. as of March 30, 2013. As a result, $30.0 million remained available to borrow as of March 30, 2013. We believe cash flow generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.
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

•	Inactive, Obsolete, and Surplus Inventory Reserve

•	Allowance for Doubtful Accounts

•	Accrued Warranty

•	Income Taxes

•	Share-Based Compensation

•	Impairment of Long-Lived Assets

•	Derivatives and Hedging Activity
Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2012, for further details.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 30, 2013 with the Three Months Ended March 31, 2012
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our consolidated statements of income for the three months ended March 30, 2013 as compared to the three months ended March 31, 2012. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	March 30, 2013	% of net sales	March 31, 2012	% of net sales	$ change	% point change
Net sales	$84,343	100.0%	$95,527	100.0%	$(11,184)	—%
Cost of sales	76,483	90.7%	86,803	90.9%	(10,320)	(0.2)%
Gross profit	7,860	9.3%	8,724	9.1%	(864)	0.2%
Research, development and engineering	1,329	1.6%	1,153	1.2%	176	0.4%
Selling, general and administrative	2,938	3.5%	2,879	3.0%	59	0.5%
Total operating expenses	4,267	5.1%	4,032	4.2%	235	0.9%
Operating income	3,593	4.3%	4,692	4.9%	(1,099)	(0.6)%
Interest expense, net	38	—%	130	0.1%	(92)	(0.1)%
Income before income taxes	3,555	4.2%	4,562	4.8%	(1,007)	(0.6)%
Income tax provision	692	0.8%	1,168	1.2%	(476)	(0.4)%
Net income	$2,863	3.4%	$3,394	3.6%	$(531)	(0.2)%
Effective income tax rate	19.5%		25.6%
Net Sales
The decrease in net sales from the prior year period was primarily driven by an $11.8 million overall decrease in demand related to current customer programs, which includes the larger customer discussed previously, the uncertain macroeconomic environment and program losses of approximately $2.3 million. This was partially offset by an increase of approximately $2.9 million related to new customer programs.
During the three months ended March 30, 2013, we continued to ramp up our new customer programs and further diversified our customer portfolio across a wide range of industries. Despite the macroeconomic uncertainty, we remain strongly positioned to win new business and expect to see a modest growth in revenue during the remainder of the year, driven by increased production levels of new programs for both new and longstanding customers.
For the fourth quarter of fiscal year 2013, we expect to report revenue in the range of $83 million to $87 million. After strong year-over-year growth in the first half of fiscal 2013, our revenue in the third quarter was primarily impacted by the anticipated and previously disclosed slowdown from a significant customer that began to reduce production levels in the second quarter. Although we saw a continued ramp up of our new programs in the third quarter, those increases did not yet offset the decreased demand from this one customer. At the same time, we maintained strong operating efficiencies and further strengthened our balance sheet. While we expect our fourth quarter results to be similar to the third quarter, we currently anticipate renewed sequential growth during the coming fiscal year.
Future results will depend on actual levels of customers’ orders, the timing of the startup of production of new product programs and the impact of the industry-wide shortages in the global supply chain. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.
Gross Profit
Gross profit as a percentage of sales for the three months ended March 30, 2013 was 9.3 percent compared to 9.1 percent for the three months ended March 31, 2012. This 0.2 percentage point increase is primarily related to a 2.5 percentage point decrease in material related costs as a percent of net sales, partially offset by a 2.3 percentage point increase of certain overhead costs. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $67,000 and $534,000 for obsolete inventory during the three months ended March 30, 2013 and March 31, 2012, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated net realizable value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $1.3 million and $1.2 million during the three months ended March 30, 2013 and March 31, 2012, respectively. Total RD&E expenses as a percent of net sales were 1.6 percent and 1.2 percent during the three months ended March 30, 2013 and March 31, 2012, respectively. This 0.4 percentage point increase in RD&E is primarily related to the decrease in net sales and a slight increase in headcount to support new programs and anticipated growth.
Total selling, general and administrative (SG&A) expenses were flat at $2.9 million during the three months ended March 30, 2013 and March 31, 2012. Total SG&A expenses as a percent of net sales were 3.5 percent during the three months ended March 30, 2013 compared to 3.0 percent during the three months ended March 31, 2012. This 0.5 percentage point increase in SG&A as a percentage of net sales is primarily related to the decrease in net sales, an increase in labor related expenses and to a lesser extent other overhead costs.
Total operating expenses were $4.3 million or 5.1 percent of net sales for the three months ended March 30, 2013 and $4.0 million or 4.2 percent of net sales for the three months ended March 31, 2012. The 0.9 percentage point increase in operating expenses as a percentage of net sales is primarily related to the decrease in net sales, an increase in labor related expenses and to a lesser extent other overhead costs.
Interest
Interest expense decreased to $38,000 during the three months ended March 30, 2013 from $130,000 during the three months ended March 31, 2012. This decrease is related to a decrease in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the three months ended March 30, 2013 was 19.5 percent compared to 25.6 percent for the three months ended March 31, 2012. The effective tax rate decreased from prior year primarily due to a discrete item recorded in the three months ended March 30, 2013 for certain R&D tax credits. For further information on the effective tax rate see footnote 5 of the “Notes to Consolidated Financial Statements”.
On January 2, 2013, the American Taxpayer Relief Act (ATRA) of 2012 was signed into law. As part of this legislation, the federal research and development (R&D) tax credit was retroactively reinstated for qualifying costs incurred from January 1, 2012 through December 31, 2013. Previously, we had only recognized tax benefits associated with credits generated through December 31, 2011. Due to the fact that ATRA was signed into law after the end of our second quarter, a net benefit of approximately $490,000 related to tax credits from January 1, 2012 through March 30, 2013 was recognized during the third quarter of fiscal 2013.
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

RESULTS OF OPERATIONS
Comparison of the Nine Months Ended March 30, 2013 with the Nine Months Ended March 31, 2012
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our consolidated statements of income for the nine months ended March 30, 2013 as compared to the nine months ended March 31, 2012. It is provided to assist in assessing differences in our overall performance (in thousands):

	Nine Months Ended
	March 30, 2013	% of net sales	March 31, 2012	% of net sales	$ change	% point change
Net sales	$276,418	100.0%	$249,742	100.0%	$26,676	—%
Cost of sales	249,587	90.3%	229,145	91.8%	20,442	(1.5)%
Gross profit	26,831	9.7%	20,597	8.2%	6,234	1.5%
Research, development and engineering	3,804	1.4%	3,266	1.3%	538	0.1%
Selling, general and administrative	8,406	3.0%	8,229	3.3%	177	(0.3)%
Total operating expenses	12,210	4.4%	11,495	4.6%	715	(0.2)%
Operating income	14,621	5.3%	9,102	3.6%	5,519	1.7%
Interest expense, net	246	0.1%	357	0.1%	(111)	—%
Income before income taxes	14,375	5.2%	8,745	3.5%	5,630	1.7%
Income tax provision	4,189	1.5%	930	0.4%	3,259	1.1%
Net income	$10,186	3.7%	$7,815	3.1%	$2,371	0.6%
Effective income tax rate	29.1%		10.6%
Net Sales
The increase in net sales from prior year was primarily driven by an approximate $20.5 million overall increase related to increased demand from current customer programs, which was partially offset by the previously disclosed slowdown from the large customer that began to reduce production levels in the second quarter of fiscal year 2013. In addition, we experienced a $6.7 million increase in revenues related to new customer programs, partially offset by the negative impact of an uncertain macroeconomic environment and program losses of approximately $0.5 million.
During the nine months ended March 30, 2013, we continued to ramp up our new customer programs and further diversified our customer portfolio across a wide range of industries. Despite the macroeconomic uncertainty, we remain strongly positioned to win new business and expect to see a modest growth in revenue during the remainder of the year, driven by increased production levels of new programs for both new and longstanding customers.
For the fourth quarter of fiscal year 2013, we expect to report revenue in the range of $83 million to $87 million. Our revenue is being reduced by the continued slowdown in demand from the same customer that began to reduce its production levels in the second quarter. In coming periods, however, we expect to see the continued ramp up of our new programs to more than offset this customer's decrease in demand. We continue to see a robust pipeline of potential new business and have further diversified our future revenue base during the third quarter by winning new customer programs involving RFID, industrial power, LED lighting and commercial washroom equipment. We believe this trend towards larger quote opportunities reflects increased recognition of the competitive advantages of North American based manufacturing for products sold in the Americas. Over the long term, we believe our unique combination of global logistics with world-class engineering and production capabilities in North America and China will continue to fuel our growth. Future results will depend on actual levels of customers’ orders, the timing of the startup of production of new product programs and the impact of the industry-wide shortages in the global supply chain. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.
Gross Profit
Gross profit as a percentage of sales for the nine months ended March 30, 2013 was 9.7 percent compared to 8.2 percent for the nine months ended March 31, 2012. This 1.5 percent point increase is primarily related to a 1.2 percentage point decrease in material cost as a percent of net sales and a 0.3 percentage point improvement in leveraging of certain overhead costs. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $422,000 and $692,000 for obsolete inventory for the nine months ended March 30, 2013 and March 31, 2012, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated net realizable value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $3.8 million and $3.3 million during the nine months ended March 30, 2013 and March 31, 2012, respectively. This $0.5 million increase is primarily related to an increase in labor related expenses.
Total RD&E expenses as a percent of net sales were 1.4 percent and 1.3 percent during the nine months ended March 30, 2013 and March 31, 2012, respectively. This 0.1 percent point increase in RD&E as a percentage of net sales is primarily related to the decrease in net sales and a slight increase in headcount to support new programs and anticipated growth.
Total selling general and administrative (SG&A) expenses were $8.4 million and $8.2 million during the nine months ended March 30, 2013 and March 31, 2012, respectively. This $0.2 million increase in SG&A during the nine months ended March 30, 2013 as compared to the nine months ended March 31, 2012 is primarily related to an increase in labor related expenses and to a lesser extent other overhead costs. This is partially offset by the positive impact of a non-recurring adjustment of approximately $0.5 million related to the elimination of a deferred compensation liability.
Total SG&A expenses as a percent of net sales were 3.0 percent during the nine months ended March 30, 2013 compared to 3.3 percent during the nine months ended March 31, 2012. This 0.3 percent point improvement in SG&A as a percentage of net sales is primarily related to our continued success in leveraging operating expenses and the non-recurring adjustment discussed above.
Total operating expenses were $12.2 million or 4.4 percent of net sales during the nine months ended March 30, 2013 and $11.5 million or 4.6 percent of net sales during the nine months ended March 31, 2012. The 0.2 percent point improvement in operating expenses as a percent of net sales is primarily related to our continued success in leveraging operating expenses.
Interest
Interest expense decreased to $246,000 during the nine months ended March 30, 2013 from $357,000 during the nine months ended March 31, 2012. This decrease is related to a decrease in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the nine months ended March 30, 2013 was 29.1 percent compared to 10.6 percent for the nine months ended March 31, 2012. The effective tax rate increased from prior year primarily due to a discrete item recorded during the nine months ended March 31, 2012 for certain tax credits that were not as significant in the first nine months of fiscal year 2013. For further information on the effective tax rate see footnote 5 of the “Notes to Consolidated Financial Statements.”
On January 2, 2013, the American Taxpayer Relief Act (ATRA) of 2012 was signed into law. As part of this legislation, the federal research and development (R&D) tax credit was retroactively reinstated for qualifying costs incurred from January 1, 2012 through December 31, 2013. Previously, we had only recognized tax benefits associated with credits generated through December 31, 2011. Due to the fact that ATRA was signed into law after the end of our second quarter, a net benefit of approximately $490,000 related to tax credits from January 1, 2012 through March 30, 2013 was recognized during the third quarter of fiscal 2013.
Our judgments regarding deferred tax assets and liabilities may change due to changes in market conditions, changes in estimates, changes in tax laws or other factors. If assumptions and estimates change in the future the valuation allowance will be adjusted accordingly and any increase or decrease will result in an additional deferred income tax expense or benefit in subsequent periods.

Backlog
On March 30, 2013, we had an order backlog of approximately $64.2 million. This compares with a backlog of approximately $72.6 million on March 31, 2012. The decrease in backlog at March 30, 2013, when compared to March 31, 2012, reflects a decrease in demand partially offset by an increase in new customers and programs. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the nine months ended March 30, 2013 was $20.8 million, compared to net cash used in operating activities of $6.9 million during the same period of the prior fiscal year. Cash flows provided by operating activities increased primarily due to improved working capital management and higher net income.
The working capital increase year-over-year is primarily related to a $10.3 million decrease in inventory, and a $12.2 million decrease in accounts receivable offset by a $15.7 million decrease in accounts payable during the nine months ended March 30, 2013. The working capital changes during the nine months ended March 31, 2012, are primarily due to a $13.0 million increase in inventory and a $19.3 million increase in accounts receivable, which were partially offset by a $14.8 million increase in accounts payable. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall sales are not typically seasonal in nature, we ship the majority of our product during the latter half of each quarter. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, negotiated supplier terms, and taking advantage of early pay discounts.
Investing Cash Flow
Cash used in investing activities was $2.6 million during the nine months ended March 30, 2013 as compared to $3.6 million during the nine months ended March 31, 2012. Our investing cash flows primarily consist of capital expenditures to purchase manufacturing equipment to support production and to a lesser extent leasehold improvements at our corporate headquarters.
Operating and capital leases may be utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds and available borrowing capacities.
Financing Cash Flow
Cash used in financing activities was $15.5 million during the nine months ended March 30, 2013 as compared to cash provided by financing activities of $9.8 million in the same period of the previous fiscal year. Our primary financing activity during the first nine months of fiscal year 2013 and 2012 was borrowing and repayment under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $30.0 million, subject to availability. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes.
As of March 30, 2013, we were in compliance with our loan covenants and approximately $30.0 million was available under the revolving line of credit facility. The Company did not have an outstanding balance under the credit facility as of March 30, 2013.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of March 30, 2013, we had approximately $0.4 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, we could be subject to additional income taxes payable in the U.S. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of March 30, 2013 would approximate $23,000. We have accrued for expected future repatriation of foreign earnings as discussed in footnote 5 of the "Notes to Consolidated Financial Statements."
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility is secured by substantially all of our assets. The interest rates applicable to our revolving credit facility fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. The Company did not have an outstanding balance on the line of credit as of March 30, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving line of credit.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $62.2 million of foreign currency forward contracts as of March 30, 2013. The fair value of these contracts was $4.3 million. See Note 9 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of March 30, 2013, the Company’s disclosure controls and procedures are effective based on that criteria.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during our third quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).
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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	May 8, 2013
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RONALD F. KLAWITTER
Ronald F. Klawitter	Date:	May 8, 2013
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)