Form 10-K
period 2013-06-29
KEY TRONIC CORP
filed 2013-09-06
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-K
 ____________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 29, 2013
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
 ____________________________________________________________
Securities Registered Pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Common stock, no par value	The NASDAQ Stock Market LLC
Securities Registered Pursuant to Section 12(g) of the Act: None
  ____________________________________________________________

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
(Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
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
As of December 29, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $98.8 million based on the closing price as reported on the NASDAQ.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,509,688 shares of common stock were outstanding as of September 4, 2013.
 ____________________________________________________________
Documents Incorporated by Reference:
The following documents are incorporated by reference to the extent specified herein:

Document Description	Part of Form 10-K
Proxy Statement dated September 20, 2013	Part III

KEY TRONIC CORPORATION
2013 FORM 10-K

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
After assessing market conditions and our strengths and capabilities, we shifted focus from keyboard manufacturing to contract manufacturing for a wide range of products. Our unique strategic attributes are based on our core strengths of innovative design and engineering expertise in electronics, mechanical engineering, sheet metal and stamping, and precision plastics combined with high-quality, low cost production, and assembly on an international basis while providing exceptional customer service. These strengths have made our company a strong competitor in the electronic manufacturing services (EMS) market.
Our Industry and Strategy
The expansion of the EMS industry has allowed us to continue to expand our customer base and the industries that we serve. The challenging global macroeconomic environment has had a negative impact on previously held customer programs. However, we are successfully confronting the challenging global macroeconomic environment by controlling our costs and winning new customer programs, which allowed us to increase our profitability and maintain a strong balance sheet. The increase in new programs represents a growing portion of our revenue and a promising foundation for our future. In keeping with our long-term strategic objectives, we have been successfully building a more diversified customer portfolio, spanning a wider range of industries. We currently offer our customers the following services: integrated electronic and mechanical engineering, precision plastic molding, sheet metal fabrication, assembly, component selection, sourcing and procurement, worldwide logistics, and new product testing and production all at competitive pricing due to our global footprint.
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
The EMS industry is intensely competitive. Although our customer base is growing we still have less than 1% of the potential global market and our revenue can fluctuate significantly due to reliance on a concentrated base of customers. We are planning for new customer growth in the coming quarters by securing new programs with new and existing customers, increasing our worldwide manufacturing capacity, and continuing to improve our manufacturing and procurement processes. Ongoing challenges that we face include the following: Continuing to win programs from new and existing customers, balancing production capacity and key personnel in support of new customer programs, improving operating efficiencies, controlling costs while developing competitive pricing strategies, and successfully transitioning new program wins to full production during a time of macroeconomic uncertainty.

Customers and Marketing
We provide a mix of manufacturing services for outsourced Original Equipment Manufacturing (OEM) products. We provide the following EMS services: Product design, surface mount technologies (SMT) and pin through hole capability for printed circuit board assembly, tool making, precision plastic molding, sheet metal fabrication, liquid injection molding, complex assembly, automated tape winding, prototype design and full product assembly.
Sales of the majority of our products have historically not been seasonal in nature, but may be seasonal in the future if there are changes in the types of products manufactured. Sales can, however, fluctuate significantly between quarters from changes in customers and customer demand due to the concentration of sales generated by our largest customers.
For the fiscal years 2013, 2012 and 2011, the five largest customers in each year accounted for 71%, 73%, and 62% of combined total net sales, respectively. At the end of fiscal year 2013, we were generating revenue from 183 separate programs and 56 distinct customers as compared to 165 programs and 48 customers at the end of fiscal year 2012. As these new customers’ sales ramp up and new programs are won our concentration of revenue should decrease in the future.
The following table represents all customers that represented 10% or more of total net sales during the last three fiscal years:

	Percentage of Net Sales by Fiscal Year
	2013	2012	2011
Customer A	23%	29%	15%
Customer B	21%	17%	16%
Customer C	19%	16%	16%
Although keyboard manufacturing is still included in our product offerings, we do not expect annual keyboard sales to be a material component of our business. We realized revenues of approximately $2.4 million, $2.8 million, and $3.9 million in fiscal years 2013, 2012, and 2011, respectively, from the sale of keyboards. In order to accommodate the demand for standard keyboard layouts, we maintain a purchase-from-stock program. The more popular standard layouts are built and stocked for immediate availability.
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
As of June 29, 2013 we had 2,584 employees compared to 2,700 on June 30, 2012, and 1,997 on July 2, 2011. Since we can have significant fluctuations in product demand, we seek to maintain flexibility in our workforce by utilizing skilled temporary and short-term contract labor in our manufacturing facilities in addition to full-time employees.
Backlog
On July 27, 2013 our order backlog was valued at approximately $60.0 million, compared to approximately $83.1 million on July 28, 2012. Even though our order backlog is comprised of firm purchase orders, the amount of backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue. Due to the relationships with our customers, we will occasionally allow orders to be canceled or rescheduled and as a result it is not a meaningful indicator of future financial results. If there are canceled or rescheduled orders, we typically negotiate fees to cover the costs we have incurred. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next twelve months, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.
Foreign Markets
Information concerning net sales and long-lived assets (property, plant, and equipment) by geographic areas is set forth in Note 11, “Enterprise-Wide Disclosures” of the consolidated financial statements of this Annual Report on Form 10-K and that information is incorporated herein.

Executive Officers of the Registrant
The table below sets forth the name, current age and current position of our executive officers and other significant employees:

Name	Age	Positions Held
Executive Officers
Craig D. Gates	54	President and Chief Executive Officer
Ronald F. Klawitter	61	Executive Vice President of Administration, Chief Financial Officer and Treasurer
Douglas G. Burkhardt	55	Executive Vice President of Worldwide Operations
Philip S. Hochberg	51	Executive Vice President of Business Development
Lawrence J. Bostwick	61	Vice President of Engineering and Quality
Brett R. Larsen	40	Vice President of Finance and Controller
Frank Crispigna III	52	Vice President of Materials
Duane D. Mackleit	45	Vice President of Program Management
Executive Officers
CRAIG D. GATES – President and Chief Executive Officer
Mr. Gates, age 54, has been President and Chief Executive officer of the Company since April 2009. Previously he was Executive Vice President and General Manager from August 2002 to April 2009. He served as Executive Vice President of Marketing, Engineering and Sales from July 1997 to August 2002 and served as Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. From 1982 to 1991 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana.
RONALD F. KLAWITTER – Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Mr. Klawitter, age 61, has been Executive Vice President of Administration, CFO, and Treasurer since July 1997. Previously he was Vice President of Finance, Secretary, and Treasurer of the Company from October 1995 to July 1997. He was Acting Secretary from November 1994 to October 1995 and Vice President of Finance and Treasurer from 1992 to October 1995. From 1987 to 1992, Mr. Klawitter was Vice President of Finance at Baker Hughes Tubular Service, a subsidiary of Baker Hughes, Inc. Mr. Klawitter has a BA degree from Wittenberg University and is a Certified Public Accountant.
DOUGLAS G. BURKHARDT – Executive Vice President of Worldwide Operations
Mr. Burkhardt, age 55, has been Executive Vice President of Worldwide Operations of the Company since July 22, 2010. Previously Mr. Burkhardt was Vice President of Worldwide Operations from July 2008 to July 2010 and Director of China Operations and Program Management from January 2006 to July 2008. Mr. Burkhardt also served as Director of Northwest and China Operations from November of 1998 to January of 2006. Mr. Burkhardt also served as Director of Customer Satisfaction from March 1997 to November 1998 and Director of Molding from September of 1995 to March of 1997. Prior to this, Mr. Burkhardt served in other various senior management positions within the Company. Mr. Burkhardt has been with the Company since May of 1989. Prior to joining Key Tronic, Mr. Burkhardt worked for House of Aluminum and Glass for 12 years where he was the plant manager.
PHILIP S. HOCHBERG – Executive Vice President of Business Development
Mr. Hochberg, age 51, has been Executive Vice President of Business Development since July 2012. Prior this, Mr. Hochberg served as Vice President of Business Development from October 2009 through June 2012. He was Director of Business Development and Program Management from July 2008 to October 2009. Mr. Hochberg served as Director of Business Development from October 2004 to July 2008 and as Director of EMS Sales and Marketing from July 2000 to October 2004. Prior to joining Key Tronic, Mr. Hochberg worked for Quinton Instrument Company as their Director of Marketing and Product Management from 1992 to 2000. From 1988 to 1992, he was employed by SpaceLabs Medical as their Business Development Marketing Manager. Mr. Hochberg has an MBA from the University of British Columbia, a BA Psychology, with a minor in Business from Washington University in St. Louis.

LAWRENCE J. BOSTWICK – Vice President of Engineering and Quality
Mr. Bostwick, age 61, has been Vice President of Engineering and Quality since July 2008. Previously he was Director of Engineering and Quality from February 2007 to July 2008 and served as Corporate Director of Quality from February 2006 to February 2007. From 2003 to 2006 he was Director of Supply Chain Management and Quality for the Lancer Corporation and from 1998 to 2003 he was Vice President of Operations for Thermacore International. He is a graduate of the Westinghouse and General Electric – Engineering and Manufacturing Professional Development Programs. He is certified in both Quality and Industrial Engineering and is a Lean – Six Sigma Master Black Belt. Mr. Bostwick has a combined B.S. degree in Production and Operation and Industrial Engineering from Bowling Green State University and a Masters degree in Industrial Engineering and Business Administration from Syracuse University.
BRETT R. LARSEN – Vice President of Finance, and Controller
Mr. Larsen, age 40, has served as Vice President of Finance and Controller since February 2010. He was Chief Financial Officer of FLSmidth Spokane, Inc. from December 2008 to February 2010. From October 2005 through November 2008, Mr. Larsen served as Controller of Key Tronic Corporation. From May 2004 to October 2005, Mr. Larsen served as Manager of Financial Reporting of Key Tronic Corporation. From 2002 to May 2004, Mr. Larsen was an audit manager for the public accounting firm BDO Seidman, LLP. He also held various auditing and supervisory positions with Grant Thornton LLP from 1997 to 2002. Mr. Larsen has a Bachelor of Science degree in Accounting and a Masters degree in Accounting from Brigham Young University and is a Certified Public Accountant.
FRANK CRISPIGNA III – Vice President of Materials
Mr. Crispigna, age 52, has been Vice President of Materials of the company since October 2011. Prior to this, Mr. Crispigna held a variety of Materials and Supply Chain positions at Plexus Corporation since 1997, most recently serving as the Director – Supply Chain Solutions from 2005 - 2011. He has a Masters degree in Business Administration, and a Bachelor of Business Administration Degree in Marketing from the University of Wisconsin – Oshkosh. Mr. Crispigna also is a C.P.M., and received his certification in Supply Chain Leadership from the University of Wisconsin.
DUANE D. MACKLEIT – Vice President of Program Management
Mr. Mackleit, age 45, has been Vice President of Program Management of the company since July 2012. He served as Director of Program Management from July 2008 through June 2012. From May 2006 to July 2008 he served as Principal Program Manager. Prior to that, he served as Program Manager from March 2002 to May 2006 and Associate Program Manager from August 2000 to March 2002. Mr. Mackleit has also held several other positions with Key Tronic Corporation. Mr. Mackleit has an AA in Business from Spokane Falls Community College and a BA in Business/Marketing from Eastern Washington University. He also holds a MBA from Gonzaga University.
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
Operating results can also fluctuate if changes are made to significant estimates and assumptions. Significant estimates and assumptions include the allowance for doubtful receivables, provision for obsolete and non-saleable inventory, stock-based compensation, the valuation allowance on deferred tax assets, impairment of long-lived assets, long-term incentive compensation accrual, the provision for warranty costs, and the impact of hedging activities.
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
At present, our customer base is concentrated and could become more or less concentrated. There can be no assurance that our principal customers will continue to purchase products from us at current levels. Moreover, we typically do not enter into long-term volume purchase contracts with our customers, and our customers have certain rights to extend or delay the shipment of their orders. We, however, typically require that our customers contractually agree to buy back inventory purchased within specified lead times to build their products if not used.
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
We are exposed to interest rate risk under our revolving line of credit with interest rates based on various levels of margin added to published prime rate and LIBOR rates depending on the calculation of a certain financial covenant. We have not historically hedged the interest rate on our credit facility, therefore, significant changes in interest rates could adversely affect our results of operations.
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
As a result of our increased market capitalization as of the end of our second quarter of fiscal year 2013, we are required to file as an accelerated filer. As such, we are subject to additional requirements contained in the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) and more recently the Dodd-Frank Act. The Sarbanes-Oxley and Dodd-Frank Acts required or will require changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of the Sarbanes-Oxley and Dodd-Frank Acts, the SEC and NASDAQ promulgated new rules and additional rulemaking is expected in the future. Compliance with these new rules and future rules has increased and may increase further our legal, financial and accounting costs as well as a potential risk of noncompliance. Absent significant changes in related rules, which we cannot assure, we anticipate some level of increased costs related to these new regulations to continue indefinitely. We also expect these developments to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our Board of Directors or qualified management personnel. Further, the costs associated with the compliance with and implementation of procedures under these and future laws and related rules could have a material impact on our results of operations. In addition, the costs associated with noncompliance with additional securities laws and regulations could also impact our business.
We may encounter complications with acquisitions, which could potentially harm our business.
Any current or future acquisitions may require additional equity financing, which could be dilutive to our existing shareholders, or additional debt financing, which could potentially affect our credit ratings. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The integration of acquired businesses may be further complicated by difficulties managing operations in geographically dispersed locations. The integration of acquired businesses may not be successful and could result in disruption by diverting management's attention from the core business. In addition, the integration of acquired businesses may require that we incur significant restructuring charges or other increases in our expenses and working capital requirements, which reduce our return on invested capital.
Acquisitions may involve numerous other risks and challenges including but not limited to: potential loss of key employees and customers of the acquired companies; the potential for deficiencies in internal controls at acquired companies; lack of experience operating in the geographic market or industry sector of the acquired business; and exposure to unanticipated liabilities of acquired companies. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our consolidated business and operating results.

Item 1B.	UNRESOLVED STAFF COMMENTS
None

Item 2.	PROPERTIES
We have manufacturing and sales operations located in the United States, Mexico, and China. The table below lists the locations and square footage of our operating facilities:

Location	Approx. Sq. Ft.	Type of Interest (Leased/ Owned)	Description of Use
Spokane Valley, Washington	75,000	Leased	Sales, research, administration and manufacturing
Spokane Valley, Washington	36,000	Leased	Manufacturing
El Paso, Texas	80,000	Leased	Shipping and warehouse
Total USA	191,000
Juarez, Mexico	174,000	Owned	Manufacturing
Juarez, Mexico	60,000	Owned	Manufacturing and warehouse
Juarez, Mexico	66,000	Owned	Manufacturing and warehouse
Juarez, Mexico	115,000	Owned	Manufacturing and warehouse
Juarez, Mexico (1)	103,000	Owned	Manufacturing and warehouse
Juarez, Mexico (2)	105,000	Leased	Warehouse
Juarez, Mexico (3)	66,000	Leased	Manufacturing
Total Mexico	689,000
Shanghai, China (4)	95,000	Leased	Manufacturing
Shanghai, China (5)	36,000	Leased	Manufacturing
Total China	131,000
Grand Total	1,011,000

(1)	During fiscal year 2012, we purchased an additional 103,000 square feet of manufacturing and warehouse space.

(2)	During fiscal year 2012, we entered into an agreement to lease an additional 105,000 square feet of warehouse space to replace the 72,000 square feet leased space that expired August 30, 2012.

(3)
Subsequent to fiscal year 2013, we completed our acquisition of Sabre Manufacturing resulting in an additional 66,000 square feet of leased manufacturing space with the lease expiring on August 30, 2016.

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
Market Information
Our common stock is traded on the NASDAQ Global Market, formerly the NASDAQ National Market System under the symbol “KTCC”. Quarterly high and low sales prices for our common stock for fiscal years 2013 and 2012 were as follows:

	2013		2012
	High	Low	High	Low
First Quarter	$11.35	$7.15	$4.70	$3.21
Second Quarter	11.62	8.69	5.08	3.22
Third Quarter	12.28	9.36	11.49	4.71
Fourth Quarter	12.12	10.16	13.16	7.60
High and low stock prices are based on the daily sales prices reported by the NASDAQ Stock Market. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.
Holders and Dividends
As of June 29, 2013, we had 726 shareholders of common stock on record. As a result of our credit agreement with Wells Fargo Bank, N.A. we are restricted from declaring or paying dividends in cash or stock without the Bank's prior written consent. We have not paid a cash dividend and do not anticipate payment of dividends in the foreseeable future.

Equity Compensation Plan Information
Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report, under the caption “Securities Authorized for Issuance under Equity Compensation Plans”, and that information is incorporated herein by reference.
Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock with the cumulative total return of the NASDAQ Stock Market (U.S. & Foreign) Index and the NASDAQ Electronic Components Index in fiscal 2013.

	6/28/2008	6/27/2009	7/3/2010	7/2/2011	6/30/2012	6/29/2013
Key Tronic Corporation	100.00	46.61	137.85	127.68	232.77	292.37
NASDAQ Composite	100.00	80.56	93.30	124.28	132.47	155.74
NASDAQ Electronic Components	100.00	74.56	89.10	113.46	107.40	119.76

Item 6:	SELECTED FINANCIAL DATA
The following selected data is derived from our audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes, and other information included in this report.
Financial Highlights
(In thousands, except for Supplemental Data and Per Share Amounts)

	Fiscal Years
	June 29, 2013	June 30, 2012	July 2, 2011	July 3, 2010	June 27, 2009
Consolidated Statements of Operations Data:
Net sales	$361,033	$346,475	$253,846	$199,620	$184,924
Gross profit	34,512	29,836	20,648	19,250	13,180
Gross margin percentage	9.6%	8.6%	8.1%	9.6%	7.1%
Operating income	18,126	14,351	6,939	7,388	1,783
Operating margin percentage	5.0%	4.1%	2.7%	3.7%	1.0%
Net income	12,583	11,626	5,736	8,690	1,063
Earnings per share – diluted	1.15	1.10	0.55	0.85	0.11
Consolidated Cash Flow Data:
Cash flows provided by (used in) operations	29,282	(5,066)	(2,569)	3,534	10,038
Capital expenditures	3,470	4,654	3,818	3,378	1,891
Consolidated Balance Sheet Data:
Net working capital (1)	73,827	76,236	58,307	44,708	37,444
Total assets	135,130	150,912	112,364	101,642	77,755
Long-term liabilities	3,030	19,050	11,063	4,236	3,030
Shareholders’ equity	94,160	78,608	68,023	59,417	51,114
Book value per share (2)	$8.97	$7.50	$6.54	$5.79	$5.08
Supplemental Data:
Number of shares outstanding at year-end	10,502,188	10,481,356	10,399,187	10,264,390	10,065,974
Number of employees at year-end	2,584	2,700	1,997	2,036	1,963
Approximate square footage of operational facilities	1,011,000	945,000	796,000	987,000	849,000

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
Executive Summary
After strong year-over-year growth in the first half of fiscal 2013, our revenue decreased slightly in the second half. This was primarily due to the anticipated slowdown from a large customer that reduced its production requirements in the second quarter. Although we saw a continued ramp up of new programs in the second half of fiscal 2013, those increases did not yet offset the decreased demand from this one customer. However, we maintained strong operating efficiencies and significantly strengthened our balance sheet and paid off our revolving line of credit.
During fiscal year 2013 we set a new record for annual revenue of $361.0 million, a 4.2 percent growth as compared to sales of $346.5 million in fiscal year 2012. The increase in net sales was primarily driven by an increasingly diverse mix of new customer programs. At the end of fiscal year 2013, we were generating revenue from 183 separate programs and 56 distinct customers as compared to 165 programs and 48 customers at the end of fiscal year 2012. These new customers have programs that represent small annual sales while others have multi-million-dollar potential. Moving into the first quarter of fiscal 2014, we are currently seeing a reduction in orders from another large customer and a few of our new programs are not ramping up as rapidly as anticipated. Net sales for the first quarter of fiscal year 2014 are expected to be within the range of $73 million to $78 million. Future results will depend on actual levels of customers’ orders, the timing of the start up of production of new product programs and the potential impact of the macroeconomic uncertainty. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.
The concentration of our largest customers decreased during fiscal year 2013 with the top five customers’ sales decreasing to 71 percent of total sales in 2013 from 73 percent in 2012, and 62 percent in 2011. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, military supplies, computer accessories, electronic whiteboards, medical, educational, irrigations, automotive, transportation management, robotics, RFID, power supply and offroad vehicle equipment. The growth during fiscal year 2013 was powered by an increasingly diverse mix of new customer programs.
Gross profit as a percent of sales was 9.6 percent in fiscal year 2013 compared to 8.6 percent for the prior fiscal year. This 1.0 percentage point increase in gross profit as a percentage of net sales during fiscal year 2013 as compared to fiscal year 2012 is primarily related to a 1.9 percentage point improvement in material costs, as a percent of sales, partially offset by a 0.9 percentage point increase in certain overhead costs as we brought on additional headcount and equipment to support new customer programs. The level of gross margin is impacted by product mix, timing of the start up of new programs, facility utilization, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter and year to year.
Operating income as a percentage of sales for fiscal year 2013 was 5.0 percent compared to 4.1 percent for fiscal year 2012. The increase in operating income as a percentage of sales was due to an increase in gross margin, while keeping operating expenses relatively flat and by improving efficiencies during fiscal year 2013.
Net income for fiscal year 2013 was $12.6 million or $1.15 per diluted share, as compared to net income of $11.6 million or $1.10 per diluted share for fiscal year 2012. The increase in net income for fiscal year 2013 as compared to fiscal year 2012 was primarily due to the increase in net sales that led an improvement in our gross margin and operating income, partially offset by an increase in income tax expense.

We maintain a strong balance sheet with a current ratio of 2.9 and a long-term debt to equity ratio of 0.01. Total cash provided by operating activities as defined on our cash flow statement was $29.3 million during fiscal year 2013. We maintain sufficient liquidity for our expected future operations. We did not have an outstanding balance on our revolving line of credit with Wells Fargo Bank, N.A. as of June 29, 2013. As a result, $30.0 million remained available to borrow as of June 29, 2013. We believe cash flow from operations, our borrowing capacity, and equipment lease financing should provide adequate capital for planned growth over the long term.
RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended June 29, 2013 with the Fiscal Year Ended June 30, 2012
The following table sets forth for the periods indicated certain items of the consolidated statements of income expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Fiscal Year Ended
	June 29, 2013	% of net sales	June 30, 2012	% of net sales	$ change	% point change
Net sales	$361,033	100.0%	$346,475	100.0%	$14,558	—
Cost of sales	326,521	90.4	316,639	91.4	9,882	(1.0)
Gross profit	34,512	9.6	29,836	8.6	4,676	1.0
Operating expenses:
Research, development and engineering	5,156	1.4	4,444	1.3	712	0.1
Selling, general and administrative	11,230	3.1	11,041	3.2	189	(0.1)
Total operating expenses	16,386	4.5	15,485	4.5	901	—
Operating income	18,126	5.0	14,351	4.1	3,775	0.9
Interest expense, net	271	0.1	510	0.1	(239)	—
Income before income taxes	17,855	4.9	13,841	4.0	4,014	0.9
Income tax provision	5,272	1.5	2,215	0.6	3,057	0.9
Net income	$12,583	3.5%	$11,626	3.4%	$957	0.1
Effective income tax rate	29.5%		16.0%
Net Sales
The increase in net sales from prior year was primarily driven by an approximate $11.7 million increase in revenues related to new programs for both new and longstanding customers and to a lesser extent a net $5.5 million increase related to increased demand from current customer programs, which was partially offset by the previously disclosed slowdown from the large customer that began to reduce production levels in the second quarter of fiscal year 2013. In addition, the increases were negatively impacted by $2.6 million related to customer program losses. The negative impact resulting from the previously discussed slowdown of demand from one of our larger customers is reflected in the analysis above.
The following table shows the revenue by industry sectors as a percentage of revenue for fiscal years 2013 and 2012:

	Years Ended
	June 29, 2013	June 30, 2012
Communication	29%	36%
Consumer	24	20
Gaming	22	18
Transaction Printer	11	12
Industrial	8	6
Computer and Peripheral	6	7
Commercial Printer	—	1
Total	100%	100%
We provide services to customers in a number of industries and produce a variety of products for our customers in each industry. As we continue to diversify our customer base and win new customers we will continue to see a change in the industry concentrations of our revenue.

Sales to foreign locations outside the United States represented 31.8 percent, and 40.6 percent of our total net sales in fiscal years 2013, and 2012, respectively.
Cost of Sales
Total cost of sales as a percentage of net sales was 90.4 percent and 91.4 percent in fiscal years 2013, and 2012, respectively.
Total cost of materials as a percentage of net sales was approximately 68.5 percent and 70.4 percent in fiscal years 2013 and 2012, respectively. The change from year-to-year is primarily the result of a change in product mix and to a lesser degree improved pricing of certain raw materials.
Production and support costs as a percentage of net sales were 21.9 percent, and 21.0 percent in fiscal years 2013 and 2012, respectively. The increase in fiscal year 2013 is primarily related to adding headcount and manufacturing capacity to support new programs.
We provide a reserve for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage. The amounts charged to expense for these inventories were approximately $0.5 million, and $0.8 million in fiscal years 2013 and 2012, respectively.
We provide warranties on certain products we sell and estimate warranty costs based on historical experience and anticipated product returns. Warranty expense is related to workmanship claims on keyboards and EMS products. The amounts charged to expense are determined based on an estimate of warranty exposure. The net warranty expense was approximately $26,000 and $65,000 in fiscal years 2013 and 2012, respectively.
Gross Profit
Gross profit as a percentage of net sales was 9.6 percent and 8.6 percent in fiscal years 2013, and 2012, respectively. The 1.0 percentage point increase in gross profit as a percentage of net sales during fiscal year 2013 as compared to fiscal year 2012 is primarily related to a 1.9 percentage point improvement in material costs, as a percent of sales, partially offset by a 0.9 percentage point increase in certain overhead costs.
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
We took early pay discounts to suppliers that totaled approximately $946,000 and $932,000 in fiscal years 2013 and 2012, respectively. Early pay discounts will fluctuate based on our liquidity and changes in the discounts and terms offered by our suppliers.
Research, Development and Engineering
Research, development and engineering expenses (RD&E) consists principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Total RD&E expense was $5.2 million and $4.4 million in fiscal years 2013 and 2012, respectively. This $0.7 million increase is primarily the result of an increase in payroll related expenses as additional headcount was necessary to support new programs as they ramp up.
Total RD&E expenses as a percent of net sales were 1.4 percent and 1.3 percent in fiscal years 2013 and 2012, respectively. This 0.1 percentage point increase in RD&E is primarily related to our deleveraging of operating expenses as a percent of net sales.
Selling, General and Administrative
Selling, general and administrative expenses (SG&A) consist principally of salaries and benefits, advertising and marketing programs, sales commissions, travel expenses, provision for doubtful accounts, facilities costs, and professional services. Total SG&A expenses were $11.2 million and $11.0 million in fiscal years 2013 and 2012, respectively. This $0.2 million increase is primarily related to an increase in payroll related expenses due to increased headcount and higher incentive compensation as compared to the prior year. This increase is partially offset by the positive impact of a non-recurring adjustment of approximately $0.5 million related to the elimination of a deferred compensation liability.
Total SG&A expenses as a percent of net sales were 3.1 percent and 3.2 percent in fiscal years 2013 and 2012, respectively. This 0.1 percent percentage point improvement in SG&A is primarily related to our continued success in leveraging operating expenses as a percent of net sales.

Interest Expense
We had net interest expense of $0.3 million and $0.5 million in fiscal years 2013 and 2012, respectively. This decrease is primarily related to a decrease in the average balance outstanding on our line of credit during the year and the impact of not having an outstanding balance on our line of credit at fiscal year end 2013.
Income Tax Provision
We had an income tax expense of $5.3 million during fiscal year 2013 as compared to an income tax expense of $2.2 million in fiscal year 2012. The income tax expense recognized during both fiscal 2013 and 2012 was primarily a function of U.S. and foreign taxes recognized at the statutory rates offset by the net benefit associated with federal research and development tax credits and changes in potential foreign tax credits. The impact of this offset was greater in 2012 because the Company recognized a benefit related to federal research and development tax credits during fiscal 2012, due to the results of a multi-year tax credit study performed during that year. Fiscal 2013 recognized credits were related to expenses incurred during the current year.
Due to increased profitability, revenue growth, and new customer programs, we utilized all remaining domestic and foreign net operating loss carryforwards (NOLs) during fiscal year 2012. As a result, there was no remaining deferred tax asset as of June 30, 2012 related to NOLs. In addition, we continually review our requirements for liquidity domestically to fund revenue growth and to look for potential future acquisitions. We continue to anticipate repatriating a portion of our unremitted foreign earnings. The associated taxes and potential foreign tax credits are included in the income tax calculation. For further information on taxes please review footnote 5 of the “Notes to Consolidated Financial Statements”.
International Subsidiaries
We offer customers a complete global manufacturing solution. Our facilities provide our customers the opportunity to have their products manufactured in the facility that best serves specific cost, product manufacturing, and distribution needs. The locations of active foreign subsidiaries are as follows:

•
Key Tronic Juarez, SA de CV owns an SMT, assembly and molding facility, newly acquired sheet metal fabrication, and five assembly and storage facilities in Juarez, Mexico. This subsidiary is primarily used to support our U.S. operations.

•
Key Tronic Computer Peripherals (Shanghai) Co., Ltd. leases two facilities with SMT, assembly, global purchasing and warehouse capabilities in Shanghai, China, which began operations in 1999. Its primary function is to provide EMS services for export; however, it is also currently manufacturing certain electronic keyboards.

Foreign sales (based on shipping instructions) from our worldwide operations, including domestic exports, were $115.0 million, $140.8 million and $81.1 million in fiscal years 2013, 2012 and 2011, respectively. Products and manufacturing services provided by our subsidiary operations are primarily sold to customers directly by the parent company. Key Tronic Computer Peripherals (Shanghai) Co., Ltd., our subsidiary in Shanghai, China, had only minimal direct sales to customers in China during the past two fiscal years.

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

	Fiscal Year Ended
	June 30, 2012	% of net sales	July 2, 2011	% of net sales	$ change	% point change
Net sales	$346,475	100.0%	$253,846	100.0%	$92,629	—
Cost of sales	316,639	91.4	233,198	91.9	83,441	(0.5)
Gross profit	29,836	8.6	20,648	8.1	9,188	0.5
Operating expenses:
Research, development and engineering	4,444	1.3	3,782	1.5	662	(0.2)
Selling, general and administrative	11,041	3.2	9,927	3.9	1,114	(0.7)
Total operating expenses	15,485	4.5	13,709	5.4	1,776	(0.9)
Operating income	14,351	4.1	6,939	2.7	7,412	1.4
Interest expense, net	510	0.1	457	0.2	53	(0.1)
Income before income taxes	13,841	4.0	6,482	2.6	7,359	1.4
Income tax provision	2,215	0.6	746	0.3	1,469	0.3
Net income	$11,626	3.4%	$5,736	2.3%	$5,890	1.1
Effective income tax rate	16.0%		11.5%
Net Sales
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
Sales to foreign locations represented 40.6 percent, and 31.9 percent of our total net sales in fiscal years 2012 and 2011, respectively.

Cost of Sales
Total cost of sales as a percentage of net sales was 91.4 percent, and 91.9 percent in fiscal years 2012 and 2011, respectively.
Total cost of materials as a percentage of net sales was approximately 70.4 percent, and 68.6 percent in fiscal years 2012 and 2011, respectively. The change from year-to-year is primarily the result of higher material content in certain new customer programs and changes in product mix.
Production and support costs as a percentage of net sales were 21.0 percent, and 23.3 percent in fiscal years 2012 and 2011, respectively. The decrease in fiscal year 2012 is primarily related to the leveraging of our fixed costs as a percentage of sales during the fiscal year.
We provide for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage. The amounts charged to expense for these inventories were approximately $0.8 million, and $0.3 million in fiscal years 2012 and 2011, respectively.
We provide warranties on certain products we sell and estimate warranty costs based on historical experience and anticipated product returns. Warranty expense is related to workmanship claims on keyboards and EMS products. The amounts charged to expense are determined based on an estimate of warranty exposure. The net warranty expense was approximately $65,000 and $158,000 in fiscal years 2012 and 2011, respectively.
Gross Profit
Gross profit as a percentage of net sales was 8.6 percent, and 8.1 percent in fiscal years 2012 and 2011, respectively. The 0.5 percentage point increase in gross profit as a percentage of net sales during fiscal year 2012 as compared to fiscal year 2011 is primarily related to a 2.3 percentage point improvement in leveraging of certain overhead costs, as a percent of sales, partially offset by a 1.8 percentage point increase in material costs, as a percent of sales, resulting from higher material content in certain new customer programs and changes in product mix.
We took early pay discounts to suppliers that totaled approximately $932,000 and $678,000, in fiscal years 2012 and 2011, respectively. Early pay discounts will fluctuate based on our liquidity and changes in the discounts and terms offered by our suppliers.
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
Research, Development and Engineering
Research, development and engineering expenses (RD&E) consists principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Total RD&E expense was $4.4 million and $3.8 million in fiscal years 2012 and 2011, respectively. This $0.6 million increase is primarily the result of increased headcount and to a lesser extent higher incentive compensation.
Total RD&E expenses as a percent of net sales were 1.3 percent and 1.5 percent in fiscal years 2012 and 2011, respectively. This 0.2 percentage point improvement in RD&E is primarily related to our continued success in leveraging operating expenses as a percent of net sales.
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
Interest Expense
We had net interest expense of $0.5 million, and $0.5 million in fiscal years 2012 and 2011, respectively. Interest expense for fiscal year 2012 remained relatively flat as did the average balance and interest rate compared to fiscal year 2011.

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
Capital Resources and Liquidity
Operating Cash Flow
Net cash provided by operating activities for fiscal year 2013 was $29.3 million compared to net cash used in operating activities of $5.1 million and $2.6 million in fiscal years 2012 and 2011, respectively. Cash flows provided by operating activities increased primarily due to a drop in working capital caused by decreased revenue in the fourth quarter of fiscal 2013 when compared to fiscal 2012. The decreased revenue allowed the company to decrease its accounts receivable and inventories. Additionally, the Company improved its inventory turns through better management of order quantities and requiring certain customer payments on aged inventory purchased to forecast but subsequently not consumed.
The working capital increase year-over-year is primarily related to a $13.3 million decrease in inventory, and a $13.6 million decrease in accounts receivable partially offset by a $16.6 million decrease in accounts payable. The working capital changes during fiscal year 2012, are primarily due to a $17.6 million increase in inventory and a $20.3 million increase in accounts receivable, which were partially offset by a $16.9 million increase in accounts payable. The increase in working capital during fiscal 2012 was related to a significant increase in revenue occurring during the year.
We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts receivable fluctuates based on the timing of shipments, terms offered and collections. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, negotiated supplier terms, and taking advantage of early pay discounts.
Investing Cash Flow
Cash flows used in investing activities were $3.3 million, $4.6 million, and $3.7 million in fiscal years 2013, 2012 and 2011, respectively. Our investing cash flows primarily consist of capital expenditures to purchase manufacturing equipment to support production and to a lesser extent leasehold improvements at our corporate headquarters.
Operating and capital leases may be utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds and available borrowing capacities.
Financing Cash Flow
Cash flows used in financing activities were $15.7 million in fiscal year 2013 as compared to cash flows provided by financing activities of $9.0 million and $6.7 million in fiscal years 2012 and 2011, respectively. Our primary financing activity in fiscal years 2013, 2012, and 2011 was borrowing and repayment under our revolving line of our credit facility. Our credit agreement with Wells Fargo Bank, N.A. provides a revolving line of credit facility of up to $30.0 million. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. The Company did not have an outstanding balance on the line of credit as of June 29, 2013. We had availability to borrow $30.0 million under the Wells Fargo line of credit and we were in compliance with our loan covenants. During fiscal year 2013, cash used in financing activities also reflected payments of $0.7 million on capital leases.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future.

As of June 29, 2013, we had approximately $0.8 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company could be subject to additional income taxes payable in the U.S. The total amount of U.S. taxes required to be paid for the amount of foreign subsidiary cash on hand as of June 29, 2013 would approximate $81,000. The Company also has approximately $19.1 million of foreign earnings that has not been repatriated back to the U.S. Of that amount, the Company estimates that $9.3 million is to be repatriated in the future, requiring U.S. taxes of $1.5 million that is currently accrued in our deferred tax liabilities. The remaining $9.8 million is considered to be permanently reinvested in Mexico and China. If these amounts were required to be repatriated it would create an additional $1.2 million U.S. tax liability.
Contractual Obligations and Commitments
In the normal course of business, we enter into contracts which obligate us to make payments in the future. The table below sets forth our significant future obligations by fiscal year:
Payments Due by Fiscal Year (in thousands)

	Total	2014	2015	2016	2017	2018	Thereafter
Wells Fargo Bank N.A. revolving loan (1)	$—	$—	$—	$—	$—	$—	$—
Operating leases (2)	8,526	1,874	1,898	1,420	881	735	1,718
Capital leases(3)	588	588	—	—	—	—	—
Purchase orders (4)

(1)
The terms of the Wells Fargo Bank N.A. revolving loan are discussed in the consolidated financial statements at Note 4, “Long-Term Debt”. As of June 29, 2013, we were in compliance with our loan covenants. Breaching these covenants could have resulted in a material impact on our operations or financial condition.

(2)
We maintain vertically integrated manufacturing operations in Mexico and China. We lease some of our administrative and manufacturing facilities. A complete discussion of properties can be found in Part 1, Item 2 at “Properties”. Leases have proven to be an acceptable method for us to acquire new or replacement equipment and to maintain facilities with a minimum impact on our short term cash flows for operations. In addition, such operations are heavily dependent upon technically superior manufacturing equipment including molding machines in various tonnages, Surface Mount Technology (SMT) lines, clean rooms, and automated insertion, and test equipment for the various products we are capable of producing.

(3)
During fiscal year 2011, we entered into capital leases for the purchase of certain equipment and leasehold improvements. See Note 8, “Commitments and Contingencies” for additional discussion of capital lease obligations. Amounts presented above include interest and principal, if applicable.

(4)
As of June 29, 2013, we had open purchase order commitments for materials and other supplies of approximately $68.5 million. Included in the open purchase orders are various blanket orders for annual requirements. Actual needs under these blanket purchase orders fluctuate with our manufacturing levels. In addition, we have contracts with our customers that minimize our exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with our suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations.

In addition to the cash requirements presented above, we have various other accruals which are not included in the table above. For example, we owe our suppliers approximately $26.4 million for accounts payable and shipments in transit at the end of the fiscal year. We generally pay our suppliers in a range from 30 to 120 days depending on terms offered. These payments are financed by operating cash flows and our revolving line of credit.
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

Revenue
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
Allowance for Doubtful Accounts
We value our accounts receivable net of an allowance for doubtful accounts. The allowance for doubtful accounts was $40,000 as of June 29, 2013. As of June 30, 2012, we deemed that no allowance was necessary. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.
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
Income Taxes
Income tax expense includes U.S. and international income taxes and the provision for U.S. taxes on undistributed earnings of foreign subsidiaries not deemed to be permanently invested. We do not record U.S. tax liabilities on undistributed earnings of international subsidiaries that are deemed to be permanently reinvested. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. The deferred income taxes are classified as current or long-term based on the classification of the related asset or liability. The most significant areas involving management judgments include deferred income tax assets and liabilities, uncertain tax positions, and research and development tax credits. Our estimates of the realization of the deferred tax assets related to our tax credits are based upon our estimates of future taxable income which may change.
Stock-Based Compensation
Stock-based compensation is accounted for according to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation. ASC 718 requires us to expense the fair value of employee stock options, stock appreciation rights and other forms of stock-based compensation. Under the fair value recognition provisions of ASC 718, share-based compensation cost is estimated at the grant date based upon the fair value of the award and is recognized as expense ratably over the requisite service period of the award (generally the vesting period). Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating the expected life of the share-based award, the expected stock price volatility over the expected life of the share-based award and forfeitures.

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
New and Future Accounting Pronouncements
See Note 1 to our consolidated financial statements.

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility is secured by substantially all of our assets. The interest rates applicable to our revolving credit facility fluctuate with the JP Morgan Chase Bank prime rate and LIBOR rates. The Company did not have an outstanding balance on the line of credit as of June 29, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was $69.7 million of foreign currency forward contracts outstanding as of June 29, 2013. The fair value of these contracts was approximately $2.0 million. See Note 10 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Key Tronic Corporation
Spokane Valley, Washington
We have audited the accompanying consolidated balance sheets of Key Tronic Corporation (the “Company”) as of June 29, 2013 and June 30, 2012 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 29, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Tronic Corporation at June 29, 2013 and June 30, 2012, and the results of its operations and its cash flows for each of the three years in the period ended June 29, 2013, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Key Tronic Corporation's internal control over financial reporting as of June 29, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated September 6, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington
September 6, 2013

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 29, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$10,819	$502
Trade receivables, net	47,009	60,709
Inventories	44,664	58,439
Deferred income tax asset	1,767	5,201
Other	7,508	4,639
Total current assets	111,767	129,490
Property, plant and equipment, net	17,911	17,306
Other assets:
Deferred income tax asset	3,179	2,703
Other	2,273	1,413
Total other assets	5,452	4,116
Total assets	$135,130	$150,912
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,400	$43,025
Accrued compensation and vacation	7,413	6,337
Current portion of other long-term obligations	576	729
Other	3,551	3,163
Total current liabilities	37,940	53,254
Long-term liabilities:
Revolving loan	—	15,011
Deferred income tax liability	1,585	1,094
Other long-term obligations	1,445	2,945
Total long-term liabilities	3,030	19,050
Total liabilities	40,970	72,304
Commitments and contingencies (Note 4 and 8)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,502 and 10,481 shares, respectively	43,369	42,372
Retained earnings	49,478	36,895
Accumulated other comprehensive income (loss)	1,313	(659)
Total shareholders’ equity	94,160	78,608
Total liabilities and shareholders’ equity	$135,130	$150,912
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Net sales	$361,033	$346,475	$253,846
Cost of sales	326,521	316,639	233,198
Gross profit	34,512	29,836	20,648
Research, development and engineering expenses	5,156	4,444	3,782
Selling, general and administrative expenses	11,230	11,041	9,927
Total operating expenses	16,386	15,485	13,709
Operating income	18,126	14,351	6,939
Interest expense, net	271	510	457
Income before income taxes	17,855	13,841	6,482
Income tax provision	5,272	2,215	746
Net income	$12,583	$11,626	$5,736
Net income per share — Basic	$1.20	$1.11	$0.55
Weighted average shares outstanding — Basic	10,490	10,447	10,344
Net income per share — Diluted	$1.15	$1.10	$0.55
Weighted average shares outstanding — Diluted	10,897	10,609	10,407
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Comprehensive income:
Net income	$12,583	$11,626	$5,736
Other comprehensive income:
Unrealized gain (loss) on foreign exchange contracts, net of tax	1,972	(2,399)	1,982
Comprehensive income	$14,555	$9,227	$7,718

Other comprehensive income for fiscal years 2013, 2012, and 2011 is reflected net of tax expense (benefit) of approximately $1.0 million, $(1.2) million, and $1.0 million respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Operating activities:
Net income	$12,583	$11,626	$5,736
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,965	2,333	2,212
Accretion of deferred gain on sale of building	—	—	(39)
Excess tax benefit from exercise of stock options	(103)	(509)	—
Provision for obsolete inventory	525	762	299
Provision for warranty	26	60	158
Provision for (recovery of) doubtful accounts	62	(111)	15
Loss (gain) on disposal of fixed assets	27	5	(6)
Share-based compensation expense	848	624	500
Deferred income taxes	2,493	221	1,036
Deferred compensation	(546)	—	—
Changes in operating assets and liabilities:
Trade receivables	13,638	(20,268)	(5,748)
Inventories	13,250	(17,647)	(2,078)
Other assets	(2,381)	(1,732)	(274)
Accounts payable	(16,625)	16,876	(3,009)
Accrued compensation and vacation	1,148	1,829	(661)
Other liabilities	1,372	865	(710)
Cash provided by (used in) operating activities	29,282	(5,066)	(2,569)
Investing activities:
Purchase of property and equipment	(3,470)	(4,654)	(3,818)
Proceeds from sale of fixed assets	27	9	15
Proceeds from life insurance	144	—	113
Cash used in investing activities	(3,299)	(4,645)	(3,690)
Financing activities:
Payment of financing costs	(75)	(75)	(50)
Proceeds from long term debt	—	—	2,244
Principal payments on long term debt	(729)	(689)	(251)
Borrowings under revolving credit agreement	66,528	114,591	98,985
Repayment of revolving credit agreement	(81,539)	(105,580)	(94,539)
Excess tax benefit from exercise of stock options	103	509	—
Proceeds from exercise of stock options	46	225	332
Cash (used in) provided by financing activities	(15,666)	8,981	6,721
Net increase (decrease) in cash and cash equivalents	10,317	(730)	462
Cash and cash equivalents, beginning of period	502	1,232	770
Cash and cash equivalents, end of period	$10,819	$502	$1,232
Supplemental cash flow information:
Interest payments	$317	$443	$463
Income tax payments, net of refunds	$2,708	$1,412	$533
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, July 3, 2010	10,264	$40,126	$19,533	$(242)	$59,417
Net Income	—	—	5,736	—	5,736
Unrealized gain on foreign exchange contracts, net	—	—	—	1,982	1,982
Exercise of stock options	135	332	—	—	332
Share-based compensation	—	556	—	—	556
Balances, July 2, 2011	10,399	$41,014	$25,269	$1,740	$68,023
Net Income	—	—	11,626	—	11,626
Unrealized loss on foreign exchange contracts, net	—	—	—	(2,399)	(2,399)
Exercise of stock options	82	225	—	—	225
Share-based compensation	—	624	—	—	624
Tax benefit from exercise of stock options	—	509	—	—	509
Balances, June 30, 2012	10,481	$42,372	$36,895	$(659)	$78,608
Net income	—	—	12,583	—	12,583
Unrealized gain on foreign exchange contracts, net	—	—	—	1,972	1,972
Exercise of stock options	21	46	—	—	46
Share-based compensation	—	848	—	—	848
Tax benefit from exercise of stock options	—	103	—	—	103
Balances, June 29, 2013	10,502	$43,369	$49,478	$1,313	$94,160
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
Reclassifications
Certain prior period reclassifications were made to conform with the current period presentation. These reclassifications had no effect on reported income, comprehensive income, cash flows, total assets, or shareholders' equity as previously reported.
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
Cash and Cash Equivalents
The Company considers investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company may have cash and cash equivalents at financial institutions that are in excess of federally insured limits from time to time.
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
Inventories
Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out (FIFO) method. Customer orders are based upon forecasted quantities of product manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demands for products frequently change, sometimes creating excess and obsolete inventories. The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company's carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount.
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
Revenues and associated costs from engineering design, development services and tooling, which are performed under contract of short term durations, are recognized only after the completed performance of the service. Revenue from engineering design, development services and tooling represented approximately 2.5 percent, 2.1 percent, and 3.3 percent of total revenue in fiscal years 2013, 2012, and 2011, respectively.
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
Derivative Instruments and Hedging Activities
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
The Company's foreign currency forward contracts potentially expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by seeking high quality counterparties. The Company’s counterparties to the foreign currency forward contracts are major banking institutions. These institutions do not require collateral for the contracts, and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote. The Company does not enter into derivative instruments for trading or speculative purposes.
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at June 29, 2013 and June 30, 2012, reasonably approximate their fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt was estimated to be $15.0 million as of June 30, 2012. As of June 29, 2013, the Company did not have an outstanding balance on the line of credit.
Share-based Compensation
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

Newly Adopted and Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities. The amendments in this Update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for fiscal years beginning after January 1, 2013 and for interim periods within those fiscal years. The amendments of ASU 2011-11 are not expected to have a material impact on the Company’s consolidated financial statements.
In January 2013, the FASB issued Accounting Standards Update 2013-01 (ASU 2013-01), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The main objective in developing this Update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet Topic 210: Disclosures about Offsetting Assets and Liabilities. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments of ASU 2013-01 are not expected to have a material impact on the Company’s consolidated financial statements.
In February 2013, the FASB issued Accounting Standards Update 2013-02 (ASU 2013-02), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those annual periods. The amendments of ASU 2013-02, when adopted, are not expected to have a material impact on the Company’s consolidated financial statements, however will require additional disclosure within the notes to the financial statements.
In July 2013, the FASB issued Accounting Standards Update 2013-11 (ASU 2013-11), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists a consensus of the FASB Emerging Issues Task Force. The objective of this Update is to eliminate the diversities that exist in financial statement presentation. The amendments aim at attaining this objective by giving explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments of ASU 2013-11, when adopted, are not expected to have a material impact on the Company's consolidated financial statements.
Fiscal Year
The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2013, 2012, and 2011, ended on June 29, 2013, June 30, 2012, and July 2, 2011, respectively and each year was a 52 week year.

2. INVENTORIES
The components of inventories consist of the following (in thousands):

	June 29, 2013	June 30, 2012
Finished goods	$7,097	$9,805
Work-in-process	5,098	6,340
Raw materials and supplies	32,469	42,294
	$44,664	$58,439

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	Life	June 29, 2013	June 30, 2012
	(in years)	(in thousands)
Land	—	$2,629	$2,629
Buildings and improvements	3 to 30	18,919	18,300
Equipment	1 to 10	37,317	35,160
Furniture and fixtures	3 to 5	2,730	2,378
		61,595	58,467
Accumulated depreciation		(43,684)	(41,161)
		$17,911	$17,306

4. LONG-TERM DEBT
Note Payable - Bank
On October 15, 2010, the Company entered into an amended credit agreement with Wells Fargo Bank, N.A. thereby increasing its revolving line of credit for up to $30.0 million. On January 30, 2012, the Company entered into a second amendment to the credit agreement extending the term to October 15, 2016. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The revolving line of credit is secured by substantially all of the assets of the Company.
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
As of June 29, 2013, the Company had availability to borrow $30.0 million under the line of credit. The Company did not have an outstanding balance on the line of credit as of June 29, 2013. The outstanding balance under the credit facility was $15.0 million as of June 30, 2012 and the interest rate on the outstanding balances was in the range of 2.35% - 3.25%.

5. INCOME TAXES
Income tax provision consists of the following:

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(in thousands)
Current income tax provision:
United States	$1,729	$1,483	$34
Foreign	1,050	511	242
	2,779	1,994	276
Deferred income tax provision:
United States	2,049	(85)	1,250
Foreign	444	306	(780)
	2,493	221	470
Total income tax provision	$5,272	$2,215	$746
The Company has total tax credit carryforwards of approximately $7.9 million at June 29, 2013. Included in total tax credits carryforwards is approximately $5.7 million in research and development (R&D) tax credits.
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
Management has reviewed and updated as necessary estimates of future repatriations of the undistributed earnings of its foreign subsidiaries. Based on this analysis, management expects to repatriate a portion of the foreign undistributed earnings based on increased sales growth driving additional U.S. capital requirements, cash requirements for potential acquisitions and to potentially implement certain tax strategies. No foreign earnings were repatriated from either foreign subsidiary during fiscal 2013 or 2012. The Company currently estimates that future repatriations from foreign subsidiaries will approximate $9.3 million. As such, as earnings are recognized in the United States, the Company would be subject to U.S. federal and state income taxes and potential withholding taxes estimated to be approximately $4.6 million. Both the domestic tax and estimated withholding tax have been recorded as part of deferred taxes as of June 29, 2013. Included in tax credits is $3.9 million related to foreign tax credits that can be used to offset future domestic income tax. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed asset purchases in foreign locations.
The Company has not provided for U.S. income taxes or foreign withholding taxes on approximately $9.8 million of earnings from foreign subsidiaries which are permanently reinvested outside the U.S. The unrecognized net tax provision, after netting U.S. federal and state income tax and any related foreign tax credits, would be approximately $1.2 million associated to these earnings.
The Company has a wholly owned foreign subsidiary in Mexico that applies certain tax credits related to production assets that currently offset all of the income tax liabilities under general Mexican income tax law. However, the Company is subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The Company anticipates that it will be taxable under IETU for the foreseeable future based on projected assets used in its operations and anticipated future cash flows. The effect of IETU and the associated presidential decrees have been included in the effective tax rate for the year ended June 29, 2013.

The Company’s effective tax rate differs from the federal tax rate as follows:

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(in thousands)
Federal income tax provision at statutory rates	$6,071	$4,706	$2,205
Foreign tax rate differences	(625)	(361)	(326)
Effect of income tax credits	(340)	(2,104)	(1,249)
Effect of repatriation of foreign earnings, net	188	—	72
Other	235	436	(86)
Change in valuation allowance	(257)	(462)	130
Income tax provision	$5,272	$2,215	$746
The domestic and foreign components of income before income taxes were:

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(in thousands)
Domestic	$12,863	$10,666	$4,048
Foreign	4,992	3,175	2,434
Income before income taxes	$17,855	$13,841	$6,482
Deferred income tax assets and liabilities consist of the following at:

	June 29, 2013	June 30, 2012
	(in thousands)
Deferred tax assets:
Tax credit carryforwards, net	$3,414	$4,559
Foreign subsidiaries – future tax credits	3,389	2,600
Inventory	131	396
Accruals	1,925	3,069
Fixed Assets	755	378
Other	185	362
Deferred income tax assets	9,799	11,364
Valuation allowance	—	(257)
Deferred income tax assets, net of valuation allowance	$9,799	$11,107
Deferred tax liabilities:
Foreign subsidiaries – unremitted earnings	(4,115)	(3,138)
Fixed assets	(1,617)	(1,157)
Other	(706)	(2)
Deferred income tax liabilities	$(6,438)	$(4,297)
Net deferred income tax assets	$3,361	$6,810
Balance sheet caption reported in:
Current deferred tax asset	$1,767	$5,201
Long-term deferred tax asset	3,179	2,703
Long term deferred income tax liability	(1,585)	(1,094)
Net deferred income tax asset	$3,361	$6,810
At June 30, 2012 the Company utilized all its NOLs carried forward from prior years in both the U. S. and Chinese jurisdictions. The Company has R&D tax credits that approximate $5.7 million that have 20 year carryforwards before expiring. The Company’s R&D tax credits expire in various fiscal years from 2019 to 2033. The Company also has alternative minimum tax credits, which do not expire, approximating $726,000.

Uncertain Tax Positions
As of June 29, 2013, the Company had unrecognized tax benefits of $3.0 million related to its gross R&D tax credits. The unrecognized tax benefits relate to certain R&D tax credits generated from 1999 to 2013.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balances, July 2, 2011	$781
Additions in fiscal 2012	2,222
Balances, June 30, 2012	$3,003
Additions in fiscal 2013	97
Deletions in fiscal 2013	(69)
Balances, June 29, 2013	$3,031
The increase from the prior year is due to additional R&D credits that were recorded in 2013 as discussed above. Management does not anticipate any material changes to this amount during the next 12 months.
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

	Years Ended (in thousands, except per share information)
	June 29, 2013	June 30, 2012	July 2, 2011
Net income	$12,583	$11,626	$5,736
Weighted average shares outstanding– basic	10,490	10,447	10,344
Effect of dilutive common stock options	407	162	63
Weighted average shares outstanding – diluted	10,897	10,609	10,407
Earnings per share – basic	$1.20	$1.11	$0.55
Earnings per share – diluted	$1.15	$1.10	$0.55
Antidilutive options not included in diluted earnings per share	—	—	541

7. STOCK OPTION AND BENEFIT PLANS
The Company’s incentive plan provides for equity and liability awards to employees and non-employee directors in the form of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock – based or cash-based awards. Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period, and is recorded as employee compensation expense in cost of goods sold and selling general and administrative expenses. Share-based compensation is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations.
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
On July 25, 2012, the Company granted 210,666 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $7.44 and a grant date fair value of $3.71, as of June 29, 2013 203,166 remain outstanding. The grant date fair value for the awards granted during fiscal year 2013 were estimated using the Black Scholes option valuation method with the following weighted average assumptions as July 25, 2012:

Fiscal Year 2013
July 25, 2012
Expected dividend yield	—%
Risk – free interest rate	0.46%
Expected volatility	66.50%
Expected life	4.00

On July 27, 2011, the Company granted 184,666 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $4.40 and a grant date weighted average fair market value of $2.20, as of June 29, 2013, 179,666 remain outstanding. On January 26, 2012, the Company granted 32,000 SARs under the 2010 Incentive Plan to certain key employees at a strike price of $6.30 and grant date weighted average fair market value of $3.08. The grant date fair value for the awards granted during fiscal year 2012 were estimated using the Black Scholes option valuation method with the following weighted average assumptions at each of the respective grant dates:

	Fiscal Year 2012
	January 26, 2012	July 27, 2011
Expected dividend yield	—%	—%
Risk – free interest rate	0.52%	1.16%
Expected volatility	64.90%	65.50%
Expected life	4.00	4.00
On October 21, 2010, the Company obtained shareholder approval of the 2010 Incentive Plan at the Annual Shareholder Meeting. As a result, the Company replaced the cash-settlement feature with a net-share-settlement feature for the 522,000 SARs granted during the fourth quarter of fiscal 2010. Therefore, the awards were reclassified from liability awards to equity awards effective October 21, 2010 at a weighted average fair value of $2.89. The fair value for the liability awards amended to equity awards during fiscal year 2011 were estimated using the Black-Scholes option valuation model with the following weighted average assumptions as of October 21, 2010:

Fiscal Year 2011
October 21, 2010
Expected dividend yield	—%
Risk – free interest rate	0.73%
Expected volatility	68.30%
Expected life	3.56
Share-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. Share-based compensation expense for fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011 was $0.8 million, $0.6 million and $0.5 million, respectively.
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
The intrinsic value for options exercised in fiscal years 2013, 2012 and 2011 was $0.2 million, $0.3 million and $0.2 million, respectively.
As of June 29, 2013, total unrecognized compensation expense related to nonvested share-based compensation arrangements was approximately $0.7 million. This expense is expected to be recognized over a weighted-average period of 1.84 years.

The following table summarizes option/SARs activity of all plans from June 30, 2012 through June 29, 2013:

	Shares Available For Grant	Options/SARs Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balances, June 30, 2012	461,334	784,360	$2,261	$5.36	3.1
Shares authorized	—	—	—	—	—
Options/SARs granted	—	210,666	—	7.44	—
Options canceled and expired	—	(12,502)	—	6.22	—
Options exercised	—	(20,832)	157	2.23	—
Balances, June 29, 2013	461,334	961,692	$4,309	$5.87	2.6
Exercisable at June 29, 2013		546,860	$3,141	$5.74	1.8

Additional information regarding options outstanding as of June 29, 2013, is as follows:

		Options/SARs Outstanding		Options/SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs.)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$1.81 – $2.72	15,000	0.3	$2.20	15,000	$2.20
2.73 – 4.09	9,860	3.0	3.40	9,860	3.40
4.10 – 6.15	701,666	2.5	5.51	522,000	5.89
6.16 – 7.44	235,166	4.0	7.28	—	—
$1.81 to $7.44	961,692	2.6	$5.87	546,860	$5.74
The Company also has a defined contribution plan (401(k)) available to U.S. employees who have attained age 21. The Company contributes an amount equal to 100% of the employee’s contribution on the first 3% of the employee’s compensation and an additional 50% of the employee’s contribution on the following 2% of the employee’s compensation. Company contributions to the plan were approximately $0.5 million for each of fiscal years 2013, 2012, and 2011.
8. COMMITMENTS AND CONTINGENCIES
Leases: The Company had equipment financed through capital leases with a net book value of $1.7 million, $1.9 million, and $2.2 million during fiscal years 2013, 2012, and 2011, respectively. The related depreciation expense was $0.3 million for fiscal years 2013 and 2012, and $0.1 million for fiscal year 2011. The Company has operating and capital leases for certain equipment and production facilities, which expire at various dates during the next ten years.
Future minimum payments under non-cancelable operating and capital leases with initial or remaining terms of one year or more at June 29, 2013, are summarized as follows (in thousands):

Fiscal Years Ending	Operating Leases	Capital Leases
2014	$1,874	$588
2015	1,898	—
2016	1,420	—
2017	881	—
2018	735	—
Thereafter	1,718	—
Total minimum lease payments	$8,526	$588	*
* Includes $12 of interest.

Subsequent to fiscal year 2013, the Company completed the acquisition of Sabre Manufacturing resulting in an additional 66,000 square feet of leased manufacturing space with the lease expiring on August 30, 2016. The operating lease obligation is included in the table above.
On January 11, 2011, the Company entered into a capital lease agreement. The term of the capital lease agreement extends to January 2014 with monthly payments of $16,760 and a fixed interest rate of 3.86%. At June 29, 2013, the outstanding principal balance was $197,379 under the capital lease agreement and the net book value of the equipment was $483,788.
On April 1, 2011, the Company entered into two capital lease agreements. The term of the capital lease agreements extends to March 2014 with monthly payments of $39,445 and $8,961, with fixed interest rates of 6.21%. At June 29, 2013, the outstanding principal balances were $308,336 and $70,051 under the capital lease agreements. The net book value at June 29, 2013 for the equipment under the capital lease agreements was $969,522 and $171,468, respectively.
Rental expense under operating leases was approximately $1.5 million, $1.5 million, and $2.4 million during fiscal years 2013, 2012, and 2011, respectively.
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
Components of the reserve for warranty costs during fiscal years 2013, 2012, and 2011 were as follows (in thousands):

Balances, July 3, 2010	$25
Additions	158
Warranty costs incurred	(173)
Balances, July 2, 2011	10
Additions	65
Warranty costs incurred	(52)
Balances, June 30, 2012	23
Additions	26
Warranty costs incurred	(40)
Balances, June 29, 2013	$9
Warranty expense for fiscal years 2013, 2012 and 2011 is related to workmanship claims on keyboards and certain EMS products.
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
9. FAIR VALUE MEASUREMENTS
The Company has adopted ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and expands disclosures about fair value measurements. There are three levels of fair value hierarchy inputs used to value assets and liabilities which include: Level 1 – inputs are quoted market prices for identical assets or liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – inputs are unobservable inputs for the asset or liability. There have been no changes in the fair value methodologies used at June 29, 2013 and June 30, 2012.

The following table summarizes the Company’s financial assets and liabilities (only those required to be measured at fair value on a recurring basis) at fair value as of June 29, 2013 and June 30, 2012 (in thousands):

	June 29, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$2,429	$—	$2,429
Financial Liabilities:
Foreign currency forward contracts	$—	$(434)	$—	$(434)

	June 30, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$858	$—	$858
Financial Liabilities:
Foreign currency forward contracts	$—	$(1,851)	$—	$(1,851)
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
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at June 29, 2013 and June 30, 2012, reasonably approximate their fair value. The Company’s long-term debt primarily consists of a revolving line of credit. Borrowings under this revolving line of credit bear interest at the higher of Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5% to 2.5%, or the Federal Funds rate plus 1.5%. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk. As a result of the determinable market rate for our revolving credit debt it is classified within Level 2 of the fair value hierarchy. The Company did not have an outstanding balance on the line of credit as of June 29, 2013. The discounted cash flow of the revolving line of credit was estimated to be $15.0 million as of June 30, 2012, which carrying value approximates the fair value.
10. DERIVATIVE FINANCIAL INSTRUMENTS
As of June 29, 2013, the Company had outstanding foreign currency forward contracts of $69.7 million. These contract maturity dates extend through September 2016. As of June 29, 2013, the net amount of existing gains expected to be reclassified into earnings within the next 12 months is $0.4 million. During the fiscal year ended June 29, 2013, the Company entered into $34.7 million of foreign currency forward contracts and settled $22.7 million of such contracts. During the fiscal year ended June 30, 2012, the Company entered into $41.1 million of foreign currency forward contracts and settled $21.2 million of such contracts. During the fiscal year ended July 2, 2011, the Company entered into $21.7 million of foreign currency forward contracts and settled $14.6 million of such contracts. Subsequent to June 29, 2013, the Company entered into $5.0 million of additional foreign currency forward contracts that extended our hedge position through December 2016.
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of June 29, 2013 and June 30, 2012 (in thousands):

		June 29, 2013	June 30, 2012
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other current assets	$760	$199
Foreign currency forward contracts	Other long-term assets	$1,669	$659
Foreign currency forward contracts	Other current liabilities	$(145)	$(923)
Foreign currency forward contracts	Other long-term liabilities	$(289)	$(928)

The following table summarizes the gain (loss) of derivative instruments on the Consolidated Statement of Operations for the fiscal year 2013 (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 30, 2012	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of June 29, 2013
Settled foreign currency forward contracts	$(479)	$1,060	$(581)	$—
Unsettled foreign currency forward contracts	(180)	1,493	—	1,313
Total	$(659)	$2,553	$(581)	$1,313
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
As of June 29, 2013, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our line of credit and foreign currency risk resulting from our China operations. The Company does not currently manage these risk exposures by using derivative instruments.
11. ENTERPRISE-WIDE DISCLOSURES
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of June 29, 2013, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services.
Products and Services
Of the revenues for the years ended June 29, 2013, June 30, 2012, and July 2, 2011, EMS sales and services were $358.6 million, $343.7 million, and $249.9 million, respectively. Keyboard sales for the years ended June 29, 2013, June 30, 2012, and July 2, 2011 were $2.4 million, $2.8 million, and $3.9 million, respectively.

Geographic Areas
Net sales and long-lived assets (property, plant, and equipment) by geographic area for the years ended June 29, 2013, June 30, 2012, and July 2, 2011 are summarized in the following table. Net sales set forth below are based on the shipping destination.

	Domestic (U.S.)	Foreign (in thousands)	Total
2013
Net sales	$246,059	$114,974	$361,033
Long-lived assets	$2,045	$15,866	$17,911
2012
Net sales	$205,668	$140,807	$346,475
Long-lived assets	$1,660	$15,646	$17,306
2011
Net sales	$172,778	$81,068	$253,846
Long-lived assets	$1,588	$13,329	$14,917
For the year ended June 29, 2013, 70.3% of the Company’s foreign net sales were to customers in Canada, 10.6% were to Australia, 9.5% were to Switzerland, 3.2% were to England, 1.5% were to New Zealand, and the remaining 4.9% were spread among customers in other parts of Europe and Asia.
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
Significant Customers
The percentage of net sales to and trade accounts receivables from significant customers were as follows:

	Percentage of Net Sales Fiscal Year			Percentage of Trade Accounts Receivable Fiscal Year
	2013	2012	2011	2013	2012
Customer A	23%	29%	15%	21%	30%
Customer B	21%	17%	16%	13%	16%
Customer C	19%	16%	16%	24%	20%
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

12. QUARTERLY FINANCIAL DATA (Unaudited)

	Year Ended June 29, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$97,508	$94,567	$84,343	$84,615
Gross profit	9,475	9,496	7,860	7,681
Income before income taxes	5,580	5,240	3,555	3,480
Net income	3,744	3,579	2,863	2,397
Earnings per common share-basic	$0.36	$0.34	$0.27	$0.23
Earnings per common share-diluted	$0.35	$0.33	$0.26	$0.22
Weighted average shares outstanding
Basic	10,486	10,489	10,489	10,495
Diluted	10,830	10,899	10,931	10,946

	Year Ended June 30, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$69,761	$84,454	$95,527	$96,733
Gross profit	5,005	6,868	8,724	9,239
Income before income taxes	1,512	2,671	4,562	5,096
Net income	1,247	3,174	3,394	3,811
Earnings per common share-basic	$0.12	$0.30	$0.32	$0.36
Earnings per common share-diluted	$0.12	$0.30	$0.32	$0.35
Weighted average shares outstanding
Basic	10,418	10,447	10,447	10,474
Diluted	10,446	10,479	10,762	10,843

13. SUBSEQUENT EVENTS
On July 1, 2013, the Company acquired Sabre Assembly & Manufacturing Co. of Texas (“Sabre”), a sheet metal fabrication company with facilities located in Juarez, Mexico. Sabre enables the Company to offer metal fabrication directly to its customers, in combination with plastic molding, PCB assembly, complete product assembly, design engineering and testing engineering services. Under the terms of the transaction, the assets acquired included manufacturing equipment, inventory, customer relationships and non-compete agreements with key employees. No debt or liabilities were assumed. The total cash payment of $6.0 million was funded through existing cash. The Company incurred an immaterial amount of costs related to due diligence and closing this acquisition. The Company has not yet determined the initial purchase price allocation in connection with the Sabre acquisition.

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

Item 9A:	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our Company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of June 29, 2013, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 29, 2013. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of June 29, 2013, the Company’s internal control over financial reporting is effective based on that criteria.
The effectiveness of the Company's internal control over financial reporting as of June 29, 2013 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during our fourth fiscal quarter ended June 29, 2013 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Key Tronic Corporation
Spokane Valley, Washington
We have audited Key Tronic Corporation's internal control over financial reporting as of June 29, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Key Tronic Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A “Management's Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Key Tronic Corporation maintained, in all material respects, effective internal control over financial reporting as of June 29, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Key Tronic Corporation as of June 29, 2013 and June 30, 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 29, 2013 and our report dated September 6, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Spokane, Washington
September 6, 2013

Item 9B:	OTHER INFORMATION
None

PART III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
Information on the nominees for election as Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2013 fiscal year.
Executive Officers of the Registrant
This information is included in a separate item captioned “Executive Officers of the Registrant” in Item 1 of Part 1 of this report pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
Compliance with Section 16(a) of the Exchange Act:
Incorporated by reference to Key Tronic Corporation’s 2013 Proxy Statement to Shareholders.
Code of Conduct
The Board of Directors has adopted a written Code of Conduct which applies to its directors and employees, including its executive officers. The Code of Conduct is available on the Company’s website at www.keytronic.com. The Company intends to disclose on its website any amendments to or waivers of the Code of Conduct.

Item 11:	EXECUTIVE COMPENSATION
Information appearing under the caption “Executive Compensation” in the Company’s 2013 Proxy Statement is incorporated herein by this reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of June 29, 2013.
EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	961,692	$5.87	—
Equity compensation plans not approved by security holders	—	$—	—
Total	961,692	$5.87	—

(1)
Included are the 1,200,000 shares subject to the 2010 Plan, the issuance of which were approved by the shareholders at the 2010 Annual Meeting. As a result of the shareholder approval, the Company made the decision to amend the cash-settled SARs granted during fiscal year 2010 to stock-settled SARs effective October 21, 2011. Also included are the shares subject to the 1990 Stock Option Plan for Non-Employee Directors.

Information under the caption “Beneficial Ownership of Securities” in the Company’s 2013 Proxy Statement is incorporated herein by this reference.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the caption “Related Person Transactions”, “Compensation Committee Interlocks and Insider Participation”, and “Directors’ Independence” in the Company’s 2013 Proxy Statement is incorporated herein by this reference.

Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information appearing under the caption “Principal Accountant Fees and Services” in the Company’s 2013 Proxy Statement is incorporated herein by this reference.
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

10.29*
Amendment to Employment Contract of Craig D. Gates, dated May 10, 2012, and of Douglas G. Burkhardt dated May 10, 2012; incorporated by reference to the Exhibits to the Company’s Form 10-Q filed on May 14, 2012

10.30*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2013 and Fiscal Years 2013 – 2015 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 7, 2012

10.31*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2014 and Fiscal Years 2014 – 2016 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 6, 2013

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

SCHEDULE II
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED JUNE 29, 2013, JUNE 30, 2012, AND JULY 2, 2011

	2013	2012	2011
	(in thousands)
Allowance for Obsolete Inventory
Balance at beginning of year	$1,146	$732	$1,303
Provisions	525	762	299
Dispositions	(1,290)	(348)	(870)
Balance at end of year	$381	$1,146	$732
Allowance for Doubtful Accounts
Balance at beginning of year	$—	$111	$111
Provisions	60	—	15
Write-offs	(20)	(111)	(15)
Balance at end of year	$40	$—	$111

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 6, 2013

KEY TRONIC CORPORATION

By:	/s/ Craig D. Gates
Craig D. Gates, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Craig D. Gates	September 6, 2013
Craig D. Gates	Date
Director and President and Chief Executive Officer (Principal Executive Officer)

/s/ Ronald F. Klawitter	September 6, 2013
Ronald F. Klawitter	Date
Director and Executive Vice President of Administration, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Brett R. Larsen	September 6, 2013
Brett R. Larsen	Date
Vice President of Finance and Controller (Principal Accounting Officer)

/s/ James R. Bean	September 6, 2013
James R. Bean, Director	Date

/s/ Yacov A. Shamash	September 6, 2013
Yacov A. Shamash, Director	Date

/s/ Patrick Sweeney	September 6, 2013
Patrick Sweeney, Director and Chairman of the Board	Date