Form 10-Q
period 2013-09-28
KEY TRONIC CORP
filed 2013-11-06
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED SEPTEMBER 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2013, 10,528,291 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We”, “us”, “our”, “Company”, “KeyTronicEMS” and “KeyTronic”, unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 28, 2013	June 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,960	$10,819
Trade receivables, net	48,570	47,009
Inventories	45,631	44,664
Deferred income tax asset	1,272	1,767
Other	7,788	7,508
Total current assets	105,221	111,767
Property, plant and equipment—net	19,489	17,911
Other assets:
Deferred income tax asset	4,070	3,179
Other	3,622	2,273
Goodwill	1,639	—
Other intangible assets	2,267	—
Total other assets	11,598	5,452
Total assets	$136,308	$135,130
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,600	$26,400
Accrued compensation and vacation	6,007	7,413
Current portion of other long-term obligations	387	576
Other	3,807	3,551
Total current liabilities	37,801	37,940
Long-term liabilities:
Deferred income tax liability	1,741	1,585
Other long-term obligations	907	1,445
Total long-term liabilities	2,648	3,030
Total liabilities	40,449	40,970
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,516 and 10,502 shares, respectively	43,617	43,369
Retained earnings	51,183	49,478
Accumulated other comprehensive income	1,059	1,313
Total shareholders’ equity	95,859	94,160
Total liabilities and shareholders’ equity	$136,308	$135,130
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	September 28, 2013	September 29, 2012
Net sales	$77,974	$97,508
Cost of sales	71,352	88,033
Gross profit	6,622	9,475
Research, development and engineering expenses	1,345	1,250
Selling, general and administrative expenses	2,817	2,529
Total operating expenses	4,162	3,779
Operating income	2,460	5,696
Interest expense, net	22	116
Income before income taxes	2,438	5,580
Income tax provision	733	1,836
Net income	$1,705	$3,744
Net income per share — Basic	$0.16	$0.36
Weighted average shares outstanding — Basic	10,507	10,486
Net income per share — Diluted	$0.16	$0.35
Weighted average shares outstanding — Diluted	10,933	10,830
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended
	September 28, 2013	September 29, 2012
Comprehensive income:
Net income	$1,705	$3,744
Other comprehensive income:
Unrealized (loss) gain on foreign exchange contracts, net of tax	(254)	1,232
Comprehensive income	$1,451	$4,976
Other comprehensive income for the three months ended September 28, 2013 and September 29, 2012 is reflected net of tax (benefit) expense of approximately $(0.1) million and $0.6 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	September 28, 2013	September 29, 2012
Operating activities:
Net income	$1,705	$3,744
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	864	612
Excess tax benefit from exercise of stock options	(77)	(103)
Provision for obsolete inventory	102	174
Provision for warranty	1	—
Provision for doubtful accounts	—	54
Share-based compensation expense	154	208
Deferred income taxes	(46)	1,226
Changes in operating assets and liabilities:
Trade receivables	(1,561)	3,964
Inventories	(191)	1,353
Other assets	(2,031)	(1,550)
Accounts payable	1,200	(5,107)
Accrued compensation and vacation	(1,406)	825
Other liabilities	(317)	622
Cash (used in) provided by operating activities	(1,603)	6,022
Investing activities:
Acquisition of Sabre	(6,027)	—
Purchase of property and equipment	(1,134)	(739)
Cash used in investing activities	(7,161)	(739)
Financing activities:
Principal payments on capital lease obligations	(189)	(178)
Borrowings under revolving credit agreement	—	31,494
Repayment of revolving credit agreement	—	(35,412)
Excess tax benefit from exercise of stock options	77	103
Proceeds from exercise of stock options	17	9
Cash used in financing activities	(95)	(3,984)
Net (decrease) increase in cash and cash equivalents	(8,859)	1,299
Cash and cash equivalents, beginning of period	10,819	502
Cash and cash equivalents, end of period	$1,960	$1,801
Supplemental cash flow information:
Interest payments	$26	$133
Income tax payments, net of refunds	$135	$479
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, June 29, 2013	10,502	$43,369	$49,478	$1,313	$94,160
Net income	—	—	1,705	—	1,705
Unrealized loss on foreign exchange contracts, net	—	—	—	(254)	(254)
Exercise of stock options	14	17	—	—	17
Share-based compensation	—	154	—	—	154
Tax benefit from exercise of stock options	—	77	—	—	77
Balances, September 28, 2013	10,516	$43,617	$51,183	$1,059	$95,859
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2013.
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three month periods ended September 28, 2013 and September 29, 2012 were 13 week periods. Fiscal year 2014 will end on June 28, 2014 which is a 52 week year, and fiscal year 2013 which ended on June 29, 2013, was also a 52 week year.

2.	Significant Accounting Policies
Earnings Per Common Share
Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the combination of other potentially dilutive weighted average common shares and the weighted average number of common shares outstanding during the period using the treasury stock method. The computation assumes the proceeds from the exercise of equity awards were used to repurchase common shares at the average market price during the period. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of common stock equivalent shares that would have an anti-dilutive effect on EPS.
Derivative Instruments and Hedging Activities
The Company has entered into foreign currency forward contracts which are accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI) and is reclassified into earnings in the same period in which the underlying hedged transaction affects earnings. The derivative's effectiveness represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.
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
The Company's foreign currency forward contracts potentially expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by seeking high quality counterparties. The Company's counterparties to the foreign currency forward contracts are major banking institutions. These institutions do not require collateral for the contracts, and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote. The Company does not enter into derivative instruments for trading or speculative purposes.

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
We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments based on new assessments and changes in estimates and which may not accurately forecast actual outcomes. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, we have not incurred charges for interest or penalties in relation to the underpayment of income taxes. The tax years 1998 through the present remain open to examination by the major U.S. taxing jurisdictions to which we are subject.
Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those annual periods. The amendments of ASU 2013-02 did not have a material impact on the Company's consolidated financial statements.
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

3.	Inventories
The components of inventories consist of the following (in thousands):

	September 28, 2013	June 29, 2013
Finished goods	$6,731	$7,097
Work-in-process	6,088	5,098
Raw materials and supplies	32,812	32,469
	$45,631	$44,664

4.	Long-Term Debt
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
As of September 28, 2013, the Company had availability to borrow $30.0 million under the line of credit. The company did not have an outstanding balance on the line of credit as of September 28, 2013 or June 29, 2013.

5.	Income Taxes
The Company expects to repatriate a portion of its foreign earnings based on increased sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $9.6 million of foreign earnings in the future. As such, these earnings would be recognized in the United States, and the Company would be subject to U.S. federal income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax of expected repatriation of foreign earnings have been recorded as part of deferred taxes as of September 28, 2013. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
The Company has available approximately $5.4 million of federal research and development tax credits as of September 28, 2013. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of September 28, 2013, the Company has recorded $3.1 million to date of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $2.3 million.
The Company has a wholly owned foreign subsidiary in Mexico that utilizes certain tax credits related to production assets that currently offset all of the income tax liabilities under general Mexican income tax law. However, the Company is subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). The Company anticipates that it will be taxable under IETU based on projected assets used in its operations. As such, the effect of IETU and an associated presidential decree has been included in the effective tax rate for the three months ended September 28, 2013. However, the Mexican government is currently considering a repeal of the IETU regime which may impact the determination of the Mexican subsidiaries effective tax rate at some point during fiscal 2014.

6.	Earnings Per Share
The following table presents a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except per share information)
	September 28, 2013	September 29, 2012
Net income	$1,705	$3,744
Weighted average shares outstanding—basic	10,507	10,486
Effect of dilutive common stock options	426	344
Weighted average shares outstanding—diluted	10,933	10,830
Earnings per share—basic	$0.16	$0.36
Earnings per share—diluted	$0.16	$0.35
Antidilutive options not included in diluted earnings per share	213	—

7. Share-based Compensation
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
The grant date fair value for the awards granted below were estimated using the Black Scholes option valuation method:

	July 31, 2013	July 25, 2012	January 26, 2012	July 27, 2011
SARs Granted	213,166	210,666	32,000	184,666
Strike Price	$11.34	$7.44	$6.30	$4.40
Fair Value	$4.67	$3.71	$3.08	$2.20
Total share-based compensation expense recognized during the three months ended September 28, 2013 and September 29, 2012 was $154,000 and $208,000, respectively. As of September 28, 2013 total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $1.5 million. This expense is expected to be recognized over a weighted average period of 2.36 years.
During the three months ended September 28, 2013, 7,500 options to purchase shares of common stock were exercised and 15,000 SARs were exercised, with an intrinsic value of $0.1 million. During the three months ended September 29, 2012, 7,500 options to purchase shares of common stock were exercised with an immaterial amount of intrinsic value.

8.	Commitments and Contingencies
Purchase Commitments
The Company had no material firm commitments to contractors or suppliers for capital expenditures as of September 28, 2013.
Leases
The Company leases certain facilities, equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates over the next ten years.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $7,000 and $9,000 as of September 28, 2013 and June 29, 2013, respectively.

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
The following table summarizes the fair values of assets/(liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of September 28, 2013 and June 29, 2013 (in thousands):

	September 28, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$2,091	$—	$2,091
Financial Liabilities:
Foreign currency forward contracts	$—	$(481)	$—	$(481)

	June 29, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$2,429	$—	$2,429
Financial Liabilities:
Foreign currency forward contracts	$—	$(434)	$—	$(434)
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
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at September 28, 2013 and June 29, 2013, reasonably approximate their fair value.

10.	Derivative Financial Instruments
As of September 28, 2013, the Company had outstanding foreign currency forward contracts with a total notional amount of $68.5 million. These contract maturity dates extend through December 2016. For the three months ended September 28, 2013, the Company entered into foreign currency forward contracts of $5.0 million and settled $6.2 million of such contracts. The Company did not enter into any foreign currency forward contracts during the three months ended September 29, 2012. However, the Company settled $5.5 million of foreign currency forward contracts during the three months ended September 29, 2012.
Subsequent to September 28, 2013, the Company entered into $5.2 million of forward contracts that extended our hedge position through March 2017.
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of September 28, 2013 and June 29, 2013 (in thousands):

		September 28, 2013	June 29, 2013
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other current assets	$948	$760
Foreign currency forward contracts	Other long-term assets	$1,143	$1,669
Foreign currency forward contracts	Other current liabilities	$(115)	$(145)
Foreign currency forward contracts	Other long-term liabilities	$(366)	$(289)
The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended September 28, 2013 and September 29, 2012, respectively (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 29, 2013	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of September 28, 2013
Settled foreign currency forward contracts for the three months ended September 28, 2013	$15	$60	$(75)	$—
Unsettled foreign currency forward contracts	1,298	(239)		1,059
Total	$1,313	$(179)	$(75)	$1,059

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 30, 2012	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of September 29, 2012
Settled foreign currency forward contracts for the three months ended September 29, 2012	$118	$153	$(271)	$—
Unsettled foreign currency forward contracts	(777)	1,350	—	573
Total	$(659)	$1,503	$(271)	$573

The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts are major financial institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote. As of September 28, 2013, the net amount of unrealized gain expected to be reclassified into earnings within the next 12 months is approximately $0.6 million. As of September 28, 2013, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

11. Acquisition
On July 1, 2013, the Company acquired substantially all of the assets of Sabre Assembly & Manufacturing Co. of Texas (“Sabre”), a sheet metal fabrication company with facilities located in Juarez, Mexico. The acquisition of Sabre enables the Company to offer metal fabrication directly to its customers, in combination with plastic molding, PCB assembly, complete product assembly, design engineering and testing engineering services. Under the terms of the transaction, the assets acquired included manufacturing equipment, inventory, customer relationships and non-compete agreements with key employees. No debt or liabilities were assumed. The total cash payment of $6.0 million was funded through existing cash. The Company incurred approximately $50,000 of costs related to due diligence and closing this acquisition.
The following table summarizes the estimated fair values of the assets acquired as of the date of acquisition (in thousands):

Estimated Fair Values
At July 1, 2013
Current Assets	$878
Fixed Assets	1,168
Non-Compete Agreements	372
Customer Relationships	1,970
Goodwill	1,639
Fair value of assets acquired	$6,027
The Sabre acquisition is accounted for using the acquisition method of accounting whereby the total purchase price is allocated to tangible and intangible assets and liabilities based on their fair values on the date of acquisition. The Company determines the purchase price allocations on the acquisition based on estimates of the fair values of the assets acquired. Goodwill recorded in connection with the above acquisition is primarily attributable to the synergies expected to arise after the Company’s acquisition of the business and the assembled workforce of the acquired business. The goodwill is not amortized for financial accounting purposes but is deductible for tax purposes over a 15-year period. The intangibles related to non-compete agreements and customer relationships will be amortized using the straight-line method over five and ten years, respectively. We are not aware of specific elements of the allocation of purchase price above that are subject to change. However, the overall allocation is preliminary, as the independent valuation report and review by management have not been finalized as of the date of this filing.

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
Overview
KeyTronicEMS is a leader in electronic manufacturing services and solutions to original equipment manufacturers of a broad range of products. We provide engineering services, worldwide procurement and distribution, materials management, world-class manufacturing and assembly services, in-house testing, and unparalleled customer service. Our international production capability provides our customers with benefits of improved supply-chain management, reduced inventories, lower transportation costs, and reduced product fulfillment time. We continue to make investments in all of our operating facilities to give us the production capacity, capabilities and logistical advantages to continue to win new business. The following information should be read in conjunction with the consolidated financial statements included herein and with Part II Item 1A, Risk Factors included as part of this filling.

Our mission is to provide our customers with superior manufacturing and engineering services at the lowest total cost for the highest quality products, and create long-term mutually beneficial business relationships by employing our "Trust, Commitment, Results" philosophy.
Executive Summary
As expected, our revenue and earnings were impacted by a significant reduction in orders from two of our large, longstanding customers in the first quarter of fiscal year 2014. While our new programs typically take over 18 months to begin contributing revenue, we saw the continued ramp up of these new programs and increasing revenue diversification. As a result, we expect to see strong sequential growth during the second half of fiscal year 2014, as increasing revenue from several new customers should offset and then exceed the revenue reductions in recent periods by these certain large customers.
Net sales of $78.0 million for the first quarter of fiscal year 2014 decreased by 20.0 percent as compared to net sales of $97.5 million for the first quarter of fiscal year 2013. The decrease in net sales was primarily driven by the overall decrease in demand related to current customer programs, which includes the large customers discussed above, the uncertain macroeconomic environment and program losses. This decrease in net sales was partially offset by the positive impact of new customer programs and the revenue generated from the acquisition of Sabre. We believe that we are well positioned in the electronic manufacturing services (EMS) industry to win new business in coming periods and profitably grow our revenue as the economy recovers and new programs ramp into full production.
The concentration of our top five customers’ sales decreased to 64.2 percent of total sales in the first quarter of fiscal year 2014 from 73.1 percent in the same period of the prior fiscal year. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, military supplies, computer accessories, electronic whiteboards, medical, educational, irrigation, automotive, transportation management, robotics, RFID, power supply, off-road vehicle equipment, fitness equipment and HVAC controls. At the end of the first quarter of fiscal year 2014, we were generating revenue from 189 separate programs and 57 distinct customers as compared to 168 programs and 51 customers at the end of the first quarter of fiscal year 2013. Some of these new customers have programs that represent small annual sales while others have multi-million-dollar potential.
During the three months ended September 28, 2013, we acquired Sabre, a sheet metal fabrication company with facilities located in Juarez, Mexico. The acquisition of Sabre enables us to offer metal fabrication directly to our customers, in combination with plastic molding, printed circuit board assembly (PCBA), complete product assembly, design engineering and testing engineering services.
Sales to our largest customers may vary significantly from quarter to quarter depending on the size and timing of customer program commencement, forecasts, delays, and design modifications. We remain dependent on continued sales to our significant customers and most contracts with customers are not firm long-term purchase commitments. We seek to maintain flexibility in production capacity by employing skilled temporary and short-term labor and by utilizing short-term leases on equipment and manufacturing facilities. In addition, our capacity and core competencies for PCBAs, precision molding, sheet metal fabrication, tool making, assembly, and engineering can be applied to a wide variety of products.
Gross profit as a percent of sales was 8.5 percent for the first quarter of fiscal year 2014 as compared to 9.7 percent for the same quarter of the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily due to the deleveraging of fixed expenses resulting from a decrease in revenue.
Operating income as a percentage of sales for the first quarter of fiscal year 2014 was 3.2 percent compared to 5.8 percent for the same quarter of the prior fiscal year. The decrease in operating income as a percentage of net sales was primarily due to a decrease in gross margin and a slight increase in headcount in program management and engineering to support recently won business and anticipated future growth.
Net income for the first quarter of fiscal year 2014 was $1.7 million or $0.16 per diluted share, as compared to $3.7 million or $0.35 per diluted share for the first quarter of fiscal year 2013. The decrease in net income for the first quarter of fiscal year 2014 as compared to the same period in fiscal year 2013, is the result of a decrease in demand from some of our large, longstanding customers as well as an increase in certain overhead costs as a percentage of net sales, partially offset by a decrease in material-related costs as a percentage of net sales as discussed above and in further detail in the “Results of Operations” section.
We maintain a strong balance sheet with a current ratio of 2.8 and currently have no bank debt. Total cash used in operating activities as defined on our cash flow statement was $1.6 million during the first quarter of fiscal year 2014. We maintain sufficient liquidity for our expected future operations. We did not have an outstanding balance on our revolving line of credit with Wells Fargo Bank, N.A. as of September 28, 2013. As a result, $30.0 million remained available to borrow as of September 28, 2013. We believe cash flow generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.

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
Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended June 29, 2013, for further details.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 28, 2013 with the Three Months Ended September 29, 2012
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended September 28, 2013 as compared to the three months ended September 29, 2012. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	September 28, 2013	% of net sales	September 29, 2012	% of net sales	$ change	% point change
Net sales	$77,974	100.0%	$97,508	100.0%	$(19,534)	—%
Cost of sales	71,352	91.5%	88,033	90.3%	(16,681)	1.2%
Gross profit	6,622	8.5%	9,475	9.7%	(2,853)	(1.2)%
Research, development and engineering	1,345	1.7%	1,250	1.3%	95	0.4%
Selling, general and administrative	2,817	3.6%	2,529	2.6%	288	1.0%
Total operating expenses	4,162	5.3%	3,779	3.9%	383	1.4%
Operating income	2,460	3.2%	5,696	5.8%	(3,236)	(2.6)%
Interest expense, net	22	0.0%	116	0.1%	(94)	(0.1)%
Income before income taxes	2,438	3.1%	5,580	5.7%	(3,142)	(2.6)%
Income tax provision	733	0.9%	1,836	1.9%	(1,103)	(1.0)%
Net income	$1,705	2.2%	$3,744	3.8%	$(2,039)	(1.6)%
Effective income tax rate	30.1%		32.9%
Net Sales
The decrease in net sales from the prior year period was primarily driven by an approximate $21.4 million decrease in revenues related to decreased demand from current customer programs, an approximate $3.3 million decrease in revenues related to program losses, partially offset by a $5.2 million increase in revenues related to new program wins and the revenue generated from the acquisition of Sabre.
During the three months ended September 28, 2013, we continue to see a robust pipeline of potential new business and have further diversified our future revenue base during the first quarter by winning new customer programs involving fitness equipment and HVAC controls. Furthermore, our continued integration of Sabre Manufacturing into our operations is allowing us to begin rapidly expanding our sheet metal fabrication business across our customer base.
For the second quarter of fiscal year 2014, the Company expects to report revenue in the range of $75 million to $80 million. Future results will depend on actual levels of customers’ orders, the timing of the startup of production of new product programs and the impact of the industry-wide shortages in the global supply chain. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.
Gross Profit
Gross profit as a percentage of sales for the three months ended September 28, 2013 was 8.5 percent compared to 9.7 percent for the three months ended September 29, 2012. This 1.2 percentage point decrease is primarily related to a 5.1 percentage point increase in certain overhead costs, partially offset by a 3.9 percentage point decrease in material-related costs. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $0.1 million and $0.2 million for obsolete inventory during the three months ended September 28, 2013 and September 29, 2012, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $1.3 million and $1.3 million during the three months ended September 28, 2013 and September 29, 2012, respectively. Total RD&E expenses as a percent of net sales were 1.7 percent and 1.3 percent during the three months ended September 28, 2013 and September 29, 2012, respectively. This 0.4 percentage point increase in RD&E as a percentage of net sales is primarily related to the decrease in net sales.
Total selling, general and administrative (SG&A) expenses were $2.8 million during the three months ended September 28, 2013 compared to $2.5 million during the three months ended September 29, 2012. Total SG&A expenses as a percentage of net sales were 3.6 percent during the three months ended September 28, 2013 compared to 2.6 percent during the three months ended September 29, 2012. This 1.0 percentage point increase in SG&A is primarily related to the decrease in net sales, an increase in labor related expenses, and to a lesser extent other overhead costs. SG&A expenses for the three months ended September 29, 2012, included a positive impact of a non-recurring adjustment of approximately $0.5 million related to the reversal of a deferred compensation liability.
Total operating expenses were $4.2 million or 5.3 percent of net sales for the three months ended September 28, 2013 and $3.8 million or 3.9 percent of net sales for the three months ended September 29, 2012. The 1.4 percentage point increase in operating expenses as a percentage of net sales is primarily related to the decrease in net sales, an increase in labor related expenses and to a lesser extent other overhead costs.
Interest
Interest expense decreased to $22,000 during the three months ended September 28, 2013 from $116,000 during the three months ended September 29, 2012. The decrease is related to a decrease in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the three months ended September 28, 2013 was 30.1 percent compared to 32.9 percent for the same period in fiscal year 2013. The effective tax rate decreased from prior year primarily due to a discrete item recorded in the three months ended September 28, 2013 for certain R&D tax credits. For further information on taxes see footnote 5 of the “Notes to Consolidated Financial Statements."
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
Backlog
On September 28, 2013, we had an order backlog of approximately $55.1 million. This compares with a backlog of approximately $81.0 million on September 29, 2012. The decrease in backlog at September 28, 2013, when compared to September 29, 2012, reflects a decrease in demand partially offset by an increase in new customers and programs. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash used in operating activities for the three months ended September 28, 2013 was $1.6 million, compared to net cash provided by operating activities of $6.0 million during the same period of the prior fiscal year.
This $7.6 million year-over-year decrease in cash provided by operating activities is primarily related to a $0.2 million increase in inventory and a $1.6 million increase in accounts receivable offset by a $1.2 million increase in accounts payable during the three months ended September 28, 2013. This compares to $6.0 million of cash flows provided by operating activities during the three months ended September 29, 2012, which resulted primarily from a $1.4 million decrease in inventory and a $4.0 million decrease in accounts receivable offset by a $5.1 million decrease in accounts payable. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms.

Investing Cash Flow
Cash used in investing activities was $7.2 million during the three months ended September 28, 2013 as compared to $0.7 million during the three months ended September 29, 2012. Our primary investing activity during the three months ended September 28, 2013, was the acquisition of Sabre as discussed in further detail in footnote 11 of the "Notes to Consolidated Financial Statements." In addition, investing cash flows consist of capital expenditures to purchase manufacturing equipment to support production and to a lesser extent leasehold improvements at our corporate headquarters.
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.
Financing Cash Flow
Cash used in financing activities was $0.1 million during the three months ended September 28, 2013 as compared to $4.0 million in the same period of the previous fiscal year. Our primary financing activity during the three months ended September 28, 2013, was principal payments on our capital lease obligations. Our primary financing activity during the three months ended September 29, 2012, was borrowing and repayment under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $30.0 million, subject to availability. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month LIBOR plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 2.1% or LIBOR plus 2.5% depending on the level of our trailing four quarters EBITDA.
As of September 28, 2013, we were in compliance with our loan covenants and approximately $30.0 million was available under the revolving line of credit facility. The Company did not have an outstanding balance under the credit facility as of September 28, 2013.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of September 28, 2013, we had approximately $0.5 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company could be subject to additional income taxes payable in the U.S. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of September 28, 2013 would approximate $59,000. We have accrued for expected future repatriation of foreign earnings as discussed in footnote 5 of the "Notes to Consolidated Financial Statements."
CONTRACTUAL OBLIGATIONS
We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended June 29, 2013. There have been no material changes in contractual obligations outside the ordinary course of business since June 29, 2013.

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
We are dependent on suppliers, including sole source suppliers, to provide key components and raw materials used in manufacturing customers' products. We have seen supply shortages in certain electronic components. This can result in longer lead times and the inability to meet our customers request for flexible production and extended shipment dates. If demand for components outpaces supply, capacity delays could affect future operations. Delays in deliveries from suppliers or the inability to obtain sufficient quantities of components and raw materials could cause delays or reductions in shipment of products to our customers which could adversely affect our operating results and damage customer relationships.
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility is secured by substantially all of our assets. The interest rates applicable to our revolving credit facility fluctuate with the JP Morgan Chase Bank prime rate and LIBOR rates. The company did not have an outstanding balance on the line of credit as of September 28, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility.

Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $68.5 million of foreign currency forward contracts as of September 28, 2013. The fair value of these contracts was $1.6 million. See Note 9 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of September 28, 2013, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during three months ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).
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
There are no material changes to the risk factors set forth in Part I Item 1A in the Company’s Annual Report on Form 10-K for the year ended June 29, 2013.

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	November 6, 2013
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RONALD F. KLAWITTER
Ronald F. Klawitter	Date:	November 6, 2013
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)