Form 10-Q
period 2013-12-28
KEY TRONIC CORP
filed 2014-02-05
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED DECEMBER 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 24, 2014, 10,533,157 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We”, “us”, “our”, “Company”, “KeyTronicEMS” and “KeyTronic”, unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	December 28, 2013	June 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,433	$10,819
Trade receivables, net	51,435	47,009
Inventories	47,065	44,664
Deferred income tax asset	1,602	1,767
Other	7,798	7,508
Total current assets	109,333	111,767
Property, plant and equipment—net	20,182	17,911
Other assets:
Deferred income tax asset	3,267	3,179
Other	2,150	2,273
Goodwill	1,639	—
Other intangible assets	2,207	—
Total other assets	9,263	5,452
Total assets	$138,778	$135,130
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,779	$26,400
Accrued compensation and vacation	5,913	7,413
Current portion of other long-term obligations	196	576
Other	4,358	3,551
Total current liabilities	38,246	37,940
Long-term liabilities:
Deferred income tax liability	—	1,585
Other long-term obligations	722	1,445
Total long-term liabilities	722	3,030
Total liabilities	38,968	40,970
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,533 and 10,502 shares, respectively	43,888	43,369
Retained earnings	54,297	49,478
Accumulated other comprehensive income	1,625	1,313
Total shareholders’ equity	99,810	94,160
Total liabilities and shareholders’ equity	$138,778	$135,130
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Net sales	$78,250	$94,567	$156,224	$192,075
Cost of sales	71,300	85,071	142,652	173,104
Gross profit	6,950	9,496	13,572	18,971
Research, development and engineering expenses	1,421	1,225	2,767	2,475
Selling, general and administrative expenses	3,163	2,939	5,979	5,468
Total operating expenses	4,584	4,164	8,746	7,943
Operating income	2,366	5,332	4,826	11,028
Interest expense, net	16	92	38	208
Income before income taxes	2,350	5,240	4,788	10,820
Income tax (benefit) provision	(764)	1,661	(31)	3,497
Net income	$3,114	$3,579	$4,819	$7,323
Net income per share — Basic	$0.30	$0.34	$0.46	$0.70
Weighted average shares outstanding — Basic	10,530	10,489	10,519	10,487
Net income per share — Diluted	$0.28	$0.33	$0.44	$0.67
Weighted average shares outstanding — Diluted	10,932	10,899	10,925	10,864
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Comprehensive income:
Net income	$3,114	$3,579	$4,819	$7,323
Other comprehensive income:
Unrealized gain (loss) on foreign exchange contracts, net of tax	566	(209)	312	1,023
Comprehensive income	$3,680	$3,370	$5,131	$8,346
Other comprehensive income for the three months ended December 28, 2013 and December 29, 2012 is reflected net of tax expense (benefit) of approximately $290,000 and $(110,000), respectively. Other comprehensive income for the six months ended December 28, 2013 and December 29, 2012 is reflected net of tax expense of approximately $160,000 and $530,000, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	December 28, 2013	December 29, 2012
Operating activities:
Net income	$4,819	$7,323
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	1,786	1,270
Excess tax benefit from exercise of stock options	(134)	(103)
Provision for obsolete inventory	171	355
Provision for warranty	6	—
Provision for doubtful accounts	—	22
Loss on disposal of assets	5	31
Share-based compensation expense	335	425
Deferred income taxes	(1,728)	1,972
Changes in operating assets and liabilities:
Trade receivables	(4,426)	5,890
Inventories	(1,694)	8,939
Other assets	(81)	(1,866)
Accounts payable	1,379	(11,356)
Accrued compensation and vacation	(1,500)	(1,010)
Other liabilities	518	524
Cash (used in) provided by operating activities	(544)	12,416
Investing activities:
Acquisition of Sabre	(6,027)	—
Proceeds from life insurance	—	144
Purchase of property and equipment	(2,608)	(2,215)
Cash used in investing activities	(8,635)	(2,071)
Financing activities:
Payment of financing costs	(11)	(75)
Principal payments on capital lease obligations	(380)	(359)
Borrowings under revolving credit agreement	—	57,797
Repayment of revolving credit agreement	—	(68,077)
Excess tax benefit from exercise of stock options	134	103
Proceeds from exercise of stock options	50	9
Cash used in financing activities	(207)	(10,602)
Net decrease in cash and cash equivalents	(9,386)	(257)
Cash and cash equivalents, beginning of period	10,819	502
Cash and cash equivalents, end of period	$1,433	$245
Supplemental cash flow information:
Interest payments	$44	$231
Income tax payments, net of refunds	$987	$868
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, June 29, 2013	10,502	$43,369	$49,478	$1,313	$94,160
Net income	—	—	4,819	—	4,819
Unrealized loss on foreign exchange contracts, net	—	—	—	312	312
Exercise of stock options	31	50	—	—	50
Share-based compensation	—	335	—	—	335
Tax benefit from exercise of stock options	—	134	—	—	134
Balances, December 28, 2013	10,533	$43,888	$54,297	$1,625	$99,810
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three and six month periods ended December 28, 2013 and December 29, 2012 were 13 week and 26 week periods, respectively. Fiscal year 2014 will end on June 28, 2014 which is a 52 week year, and fiscal year 2013 which ended on June 29, 2013, was also a 52 week year.

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
Recently Issued Accounting Standards
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2013-11 (ASU 2013-11), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force.) The objective of this Update is to eliminate the diversities that exist in financial statement presentation. The amendments aim at attaining this objective by giving explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments of ASU 2013-11 were adopted during the second quarter of fiscal 2014 and did not have a material impact on the Company's consolidated financial statements.
Management has assessed the potential impact of other recently issued, but not yet effective,  accounting standards and determined that the provisions are either not applicable to the Company, or are not anticipated to have a material impact on the consolidated financial statements.

3.	Inventories
The components of inventories consist of the following (in thousands):

	December 28, 2013	June 29, 2013
Finished goods	$5,428	$7,097
Work-in-process	5,893	5,098
Raw materials and supplies	35,744	32,469
	$47,065	$44,664

4.	Long-Term Debt
On October 15, 2010, the Company entered into an amended credit agreement with Wells Fargo Bank, N.A. thereby increasing its revolving line of credit facility for up to $30.0 million. On November 8, 2013, the Company entered into a third amendment to the credit agreement extending the term to October 15, 2018. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 1.75%, LIBOR plus 2.00%, or LIBOR plus 2.25% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The revolving line of credit is secured by substantially all of the assets of the Company.
The Company must comply with certain financial covenants, including a cash flow leverage ratio and an asset coverage ratio. The credit agreement requires the Company to maintain a minimum profit threshold, limits the maximum operating lease expenditures and restricts the Company from declaring or paying dividends in cash or stock. The Company is in compliance with all financial covenants for all periods presented.
As of December 28, 2013, the Company had availability to borrow $30.0 million under the line of credit. The company did not have an outstanding balance on the line of credit as of December 28, 2013 or June 29, 2013.

5.	Income Taxes
The Company expects to repatriate a portion of its foreign earnings based on increased sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $9.9 million of foreign earnings in the future. As such, these earnings would be recognized in the United States, and the Company would be subject to U.S. federal income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax of expected repatriation of foreign earnings have been recorded as part of deferred taxes as of December 28, 2013. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
Mexican tax reform was signed into law in December 2013 creating a discrete benefit of approximately $1.5 million that was recognized during the second quarter as a result of a change in applicable tax regimes. In recent years, the Company had been subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). However, effective January 1, 2014, IETU was repealed as part of a larger reform of the Mexican tax system. The Company is now subject to the general Mexican tax regime (ISR). The effective tax rate for the six months ended December 28, 2013 is based on the anticipated annualized effects of both the IETU and ISR regimes for fiscal year 2014.
The Company has available approximately $5.3 million of gross federal research and development tax credits as of December 28, 2013. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of December 28, 2013, the Company has recorded $3.1 million to date of gross unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $2.2 million.

6.	Earnings Per Share
The following table presents a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except per share information)
	December 28, 2013	December 29, 2012
Net income	$3,114	$3,579
Weighted average shares outstanding—basic	10,530	10,489
Effect of dilutive common stock options	402	410
Weighted average shares outstanding—diluted	10,932	10,899
Earnings per share—basic	$0.30	$0.34
Earnings per share—diluted	$0.28	$0.33
Antidilutive options not included in diluted earnings per share	213	—

	Six Months Ended
	(in thousands, except per share information)
	December 28, 2013	December 29, 2012
Net income	$4,819	$7,323
Weighted average shares outstanding—basic	10,519	10,487
Effect of dilutive common stock options	406	377
Weighted average shares outstanding—diluted	10,925	10,864
Earnings per share—basic	$0.46	$0.70
Earnings per share—diluted	$0.44	$0.67
Antidilutive options not included in diluted earnings per share	213	—
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
Total share-based compensation expense recognized during the three months ended December 28, 2013 and December 29, 2012 was $181,000 and $217,000, respectively. Total share-based compensation expense recognized during the six months ended December 28, 2013 and December 29, 2012 was $335,000 and $425,000, respectively. As of December 28, 2013 total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $1.3 million. This expense is expected to be recognized over a weighted average period of 2.15 years.

During the three months ended December 28, 2013, 12,430 options to purchase shares of common stock were exercised and 15,000 SARs were exercised, with an intrinsic value of $0.2 million. No options to purchase shares of common stock or SARs were exercised during the three months ended December 29, 2012. During the six months ended December 28, 2013, 19,930 options to purchase shares of common stock were exercised and 30,000 SARs were exercised, with an intrinsic value of $0.3 million. Options to purchase 7,500 shares of common stock were exercised and no SARs were exercised during the six months ended December 29, 2012 with an immaterial amount of intrinsic value for each of the prior periods presented.

8.	Commitments and Contingencies
Purchase Commitments
The Company had no material firm commitments to contractors or suppliers for capital expenditures as of December 28, 2013.
Leases
The Company leases certain facilities, equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates over the next ten years.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $5,000 and $9,000 as of December 28, 2013 and June 29, 2013, respectively.

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
The following table summarizes the fair values of assets/(liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of December 28, 2013 and June 29, 2013 (in thousands):

	December 28, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$2,655	$—	$2,655
Financial Liabilities:
Foreign currency forward contracts	$—	$(187)	$—	$(187)

	June 29, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$2,429	$—	$2,429
Financial Liabilities:
Foreign currency forward contracts	$—	$(434)	$—	$(434)
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
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at December 28, 2013 and June 29, 2013, reasonably approximate their fair value.

10.	Derivative Financial Instruments
As of December 28, 2013, the Company had outstanding foreign currency forward contracts with a total notional amount of $68.0 million. These contract maturity dates extend through March 2017. For the three months ended December 28, 2013, the Company entered into foreign currency forward contracts of $5.2 million and settled $5.7 million of such contracts. For the three months ended December 29, 2012, the Company entered into $10.6 million of foreign currency forward contracts and settled $5.7 million of foreign currency forward contracts.
For the six months ended December 28, 2013, the Company entered into forward contracts of $10.2 million and settled $11.9 million of such contracts. During the same period of the previous year, the Company entered into foreign currency forward contracts of $10.6 million and settled $11.2 million of such contracts.
Subsequent to December 28, 2013, the Company entered into $5.0 million of forward contracts that extended our hedge position through June 2017.
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of December 28, 2013 and June 29, 2013 (in thousands):

		December 28, 2013	June 29, 2013
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other current assets	$1,561	$760
Foreign currency forward contracts	Other long-term assets	$1,094	$1,669
Foreign currency forward contracts	Other current liabilities	$(7)	$(145)
Foreign currency forward contracts	Other long-term liabilities	$(180)	$(289)
The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended December 28, 2013 and December 29, 2012, respectively (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of September 28, 2013	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of December 28, 2013
Settled foreign currency forward contracts for the three months ended December 28, 2013	$(42)	$55	$(13)	$—
Unsettled foreign currency forward contracts	1,101	524	—	1,625
Total	$1,059	$579	$(13)	$1,625

Derivatives Designated as Hedging Instruments	AOCI Balance as of September 29, 2012	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of December 29, 2012
Settled foreign currency forward contracts for the three months ended December 29, 2012	$57	$10	$(67)	$—
Unsettled foreign currency forward contracts	516	(152)	—	364
Total	$573	$(142)	$(67)	$364

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the six months ended December 28, 2013 and December 29, 2012, respectively (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 29, 2013	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of December 28, 2013
Settled foreign currency forward contracts for the six months ended December 28, 2013	$4	$84	$(88)	$—
Unsettled foreign currency forward contracts	1,309	316	—	1,625
Total	$1,313	$400	$(88)	$1,625

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 30, 2012	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of December 29, 2012
Settled foreign currency forward contracts for the six months ended December 29, 2012	$4	$334	$(338)	$—
Unsettled foreign currency forward contracts	(663)	1,027	—	364
Total	$(659)	$1,361	$(338)	$364
The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts are major financial institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote. As of December 28, 2013, the net amount of unrealized gain expected to be reclassified into earnings within the next 12 months is approximately $1.1 million. As of December 28, 2013, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.
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

The Sabre acquisition is accounted for using the acquisition method of accounting whereby the total purchase price is allocated to tangible and intangible assets and liabilities based on their fair values on the date of acquisition. The Company determines the purchase price allocations on the acquisition based on estimates of the fair values of the assets acquired. Goodwill recorded in connection with the above acquisition is primarily attributable to the synergies expected to arise after the Company’s acquisition of the business and the assembled workforce of the acquired business. The goodwill is not amortized for financial accounting purposes but is deductible for tax purposes over a 15-year period. The intangibles related to non-compete agreements and customer relationships will be amortized using the straight-line method over five and ten years, respectively. We are not aware of specific elements of the allocation of purchase price above that are subject to change. However, the overall allocation is preliminary. The carrying values of goodwill and intangibles reasonably approximate their fair values as of December 28, 2013.

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
Executive Summary
During the second quarter and moving into the third quarter of fiscal year 2014, many new programs continue to ramp up, despite greater than anticipated reductions in orders from some of our large, longstanding customers. We currently expect to see sequential growth either during the fourth quarter of fiscal year 2014 or the first quarter of fiscal year 2015, as growing revenue from several new customers should offset and then exceed the revenue reductions in recent periods by certain large customers.
Net sales of $78.3 million for the second quarter of fiscal year 2014 decreased by 17.3 percent as compared to net sales of $94.6 million for the second quarter of fiscal year 2013. The decrease in net sales was primarily driven by the overall decrease in demand related to current customer programs, which includes the large customers discussed above and program losses. This decrease in net sales was partially offset by the positive impact of new customer programs and the revenue generated from the acquisition of Sabre. We believe that we are well positioned in the electronic manufacturing services (EMS) industry to win new business in coming periods and profitably grow our revenue as the economy recovers and new programs ramp into full production.

The concentration of our top three customers’ sales decreased to 49.2 percent of total sales in the second quarter of fiscal year 2014 from 63.5 percent in the same period of the prior fiscal year. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, military supplies, computer accessories, electronic whiteboards, medical, educational, irrigation, automotive, transportation management, robotics, RFID, power supply, off-road vehicle equipment, fitness equipment and HVAC controls. At the end of the second quarter of fiscal year 2014, we were generating revenue from 190 separate programs and 57 distinct customers as compared to 169 programs and 52 customers at the end of the second quarter of fiscal year 2013. Some of these new customers have programs that represent small annual sales while others have multi-million-dollar potential.
Sales to our largest customers may vary significantly from quarter to quarter depending on the size and timing of customer program commencement, forecasts, delays, and design modifications. We remain dependent on continued sales to our significant customers and most contracts with customers are not firm long-term purchase commitments. We seek to maintain flexibility in production capacity by employing skilled temporary and short-term labor and by utilizing short-term leases on equipment and manufacturing facilities. In addition, our capacity and core competencies for printed circuit board assemblies, precision molding, sheet metal fabrication, tool making, assembly, and engineering can be applied to a wide variety of products.
Gross profit as a percent of sales was 8.9 percent for the second quarter of fiscal year 2014 as compared to 10.0 percent for the same quarter of the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily due to less absorption of fixed expenses resulting from a decrease in revenue.
Operating income as a percentage of sales for the second quarter of fiscal year 2014 was 3.0 percent compared to 5.6 percent for the same quarter of the prior fiscal year. The decrease in operating income as a percentage of net sales was primarily due to a decrease in gross margin and a slight increase in headcount in program management and engineering to support new program wins and anticipated future growth.
Net income for the second quarter of fiscal year 2014 was $3.1 million or $0.28 per diluted share, as compared to $3.6 million or $0.33 per diluted share for the second quarter of fiscal year 2013. Results for the second quarter of fiscal year 2014 include a one-time tax benefit of approximately $1.5 million or $0.13 per diluted share due to changes in Mexico’s tax laws enacted in December of 2013.The decrease in net income for the second quarter of fiscal year 2014 as compared to the same period in fiscal year 2013, is the result of a decrease in demand from some of our large, longstanding customers as well as an increase in certain overhead costs as a percentage of net sales, partially offset by a decrease in material-related costs as a percentage of net sales as discussed above and in further detail in the “Results of Operations” section.
For the third quarter of fiscal year 2014, the Company expects to report revenue in the range of $73 million to $78 million. Future results will depend on actual levels of customers’ orders, the timing of the startup of production of new product programs and the impact of the industry-wide shortages in the global supply chain. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.
We maintain a strong balance sheet with a current ratio of 2.9 and currently have no bank debt. Total cash used in operating activities as defined on our cash flow statement was $0.5 million during the second quarter of fiscal year 2014. We maintain sufficient liquidity for our expected future operations. We did not have an outstanding balance on our revolving line of credit with Wells Fargo Bank, N.A. as of December 28, 2013. As a result, $30.0 million remained available to borrow as of December 28, 2013. We believe cash flow generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.

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
RESULTS OF OPERATIONS
Comparison of the Three Months Ended December 28, 2013 with the Three Months Ended December 29, 2012
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended December 28, 2013 as compared to the three months ended December 29, 2012. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	December 28, 2013	% of net sales	December 29, 2012	% of net sales	$ change	% point change
Net sales	$78,250	100.0%	$94,567	100.0%	$(16,317)	—%
Cost of sales	71,300	91.1%	85,071	90.0%	(13,771)	1.1%
Gross profit	6,950	8.9%	9,496	10.0%	(2,546)	(1.1)%
Research, development and engineering	1,421	1.8%	1,225	1.3%	196	0.5%
Selling, general and administrative	3,163	4.0%	2,939	3.1%	224	0.9%
Total operating expenses	4,584	5.8%	4,164	4.4%	420	1.4%
Operating income	2,366	3.0%	5,332	5.6%	(2,966)	(2.6)%
Interest expense, net	16	—%	92	0.1%	(76)	(0.1)%
Income before income taxes	2,350	3.0%	5,240	5.5%	(2,890)	(2.5)%
Income tax (benefit) provision	(764)	(1.0)%	1,661	1.8%	(2,425)	(2.8)%
Net income	$3,114	4.0%	$3,579	3.8%	$(465)	0.2%
Effective income tax rate	(32.5)%		31.7%
Net Sales
The decrease in net sales from the prior year period was primarily driven by an approximate $17.1 million decrease in revenues related to decreased demand from current customer programs, an approximate $1.8 million decrease in revenues related to program losses, partially offset by a $2.6 million increase in revenues related to new program wins and the revenue generated from the acquisition of Sabre.

During the three months ended December 28, 2013, we continue to see a robust pipeline of potential new business and have further diversified our future revenue base during the second quarter by winning two new programs from new customers involving consumer dental hygiene products and consumer home products. Furthermore, our continued integration of Sabre Manufacturing into our operations is allowing us to begin rapidly expanding our sheet metal fabrication business across our customer base.
Gross Profit
Gross profit as a percentage of sales for the three months ended December 28, 2013 was 8.9 percent compared to 10.0 percent for the three months ended December 29, 2012. This 1.1 percentage point decrease is primarily related to a 7.8 percentage point increase in certain overhead costs, partially offset by a 6.7 percentage point decrease in material-related costs. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $70,000 and $180,000 for obsolete inventory during the three months ended December 28, 2013 and December 29, 2012, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $1.4 million and $1.2 million during the three months ended December 28, 2013 and December 29, 2012, respectively. Total RD&E expenses as a percent of net sales were 1.8 percent and 1.3 percent during the three months ended December 28, 2013 and December 29, 2012, respectively. This 0.5 percentage point increase in RD&E as a percentage of net sales is primarily related to a slight increase in headcount in program management and engineering to support new program wins and anticipated future growth coupled with the decline in revenue.
Total selling, general and administrative (SG&A) expenses were $3.2 million during the three months ended December 28, 2013 compared to $2.9 million during the three months ended December 29, 2012. Total SG&A expenses as a percentage of net sales were 4.0 percent during the three months ended December 28, 2013 compared to 3.1 percent during the three months ended December 29, 2012. This 0.9 percentage point increase in SG&A is primarily related to the decrease in net sales, an increase in labor related expenses, and to a lesser extent an increase in other overhead costs.
Total operating expenses were $4.6 million or 5.8 percent of net sales for the three months ended December 28, 2013 and $4.2 million or 4.4 percent of net sales for the three months ended December 29, 2012. The 1.4 percentage point increase in operating expenses as a percentage of net sales is primarily related to the decrease in net sales, an increase in labor related expenses, and to a lesser extent an increase in other overhead costs.
Interest
Interest expense decreased to $16,000 during the three months ended December 28, 2013 from $92,000 during the three months ended December 29, 2012. The decrease in interest expense is primarily related to a decrease in the average balance outstanding on our line of credit and to a lesser extent paying down existing capital leases.
Income Taxes
The effective tax rate for the three months ended December 28, 2013 was (32.5) percent compared to 31.7 percent for the same period in fiscal year 2013. The effective tax rate decreased from the prior year primarily due to a $1.5 million discrete benefit recorded during the three months ended December 28, 2013 related to the repeal of the IETU tax regime in Mexico. For further information on taxes see footnote 5 of the “Notes to Consolidated Financial Statements."
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

RESULTS OF OPERATIONS
Comparison of the Six Months Ended December 28, 2013 with the Six Months Ended December 29, 2012
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the six months ended December 28, 2013 as compared to the six months ended December 29, 2012. It is provided to assist in assessing differences in our overall performance (in thousands):

	Six Months Ended
	December 28, 2013	% of net sales	December 29, 2012	% of net sales	$ change	% point change
Net sales	$156,224	100.0%	$192,075	100.0%	$(35,851)	—%
Cost of sales	142,652	91.3%	173,104	90.1%	(30,452)	1.2%
Gross profit	13,572	8.7%	18,971	9.9%	(5,399)	(1.2)%
Research, development and engineering	2,767	1.8%	2,475	1.3%	292	0.5%
Selling, general and administrative	5,979	3.8%	5,468	2.8%	511	1.0%
Total operating expenses	8,746	5.6%	7,943	4.1%	803	1.5%
Operating income	4,826	3.1%	11,028	5.7%	(6,202)	(2.6)%
Interest expense, net	38	—%	208	0.1%	(170)	(0.1)%
Income before income taxes	4,788	3.1%	10,820	5.6%	(6,032)	(2.5)%
Income tax (benefit) provision	(31)	—%	3,497	1.8%	(3,528)	(1.8)%
Net income	$4,819	3.1%	$7,323	3.8%	$(2,504)	(0.7)%
Effective income tax rate	(0.6)%		32.3%
Net Sales
The decrease in net sales from the prior year period was primarily driven by an approximate $37.3 million decrease in revenues related to decreased demand from current customer programs, an approximate $5.2 million decrease in revenues related to program losses, partially offset by a $6.6 million increase in revenues related to new program wins and the revenue generated from the acquisition of Sabre.
During the six months ended December 28, 2013, we continue to see a robust pipeline of potential new business and have further diversified our future revenue base during the second quarter by winning two new programs from new customers involving consumer dental hygiene products and consumer home products. Furthermore, our continued integration of Sabre Manufacturing into our operations is allowing us to begin rapidly expanding our sheet metal fabrication business across our customer base.
Gross Profit
Gross profit as a percentage of sales for the six months ended December 28, 2013 was 8.7 percent compared to 9.9 percent for the six months ended December 29, 2012. This 1.2 percentage point decrease is primarily related to a 6.5 percentage point increase in certain overhead costs, partially offset by a 5.3 percentage point decrease in material-related costs. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $170,000 and $355,000 for obsolete inventory during the six months ended December 28, 2013 and December 29, 2012, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $2.8 million and $2.5 million during the six months ended December 28, 2013 and December 29, 2012, respectively. Total RD&E expenses as a percent of net sales were 1.8 percent and 1.3 percent during the six months ended December 28, 2013 and December 29, 2012, respectively. This 0.5 percentage point increase in RD&E as a percentage of net sales is primarily related to a slight increase in headcount in program management and engineering to support new program wins and anticipated future growth coupled with the decline in revenue.
Total selling, general and administrative (SG&A) expenses were $6.0 million during the six months ended December 28, 2013 compared to $5.5 million during the six months ended December 29, 2012. Total SG&A expenses as a percentage of net sales were 3.8 percent during the six months ended December 28, 2013 compared to 2.8 percent during the six months ended December 29, 2012. This 1.0 percentage point increase in SG&A is primarily related to the decrease in net sales, an increase in labor related expenses, and to a lesser extent an increase in other overhead costs. SG&A expenses for the six months ended December 29, 2012, included a positive impact of a non-recurring adjustment of approximately $0.5 million related to the reversal of a deferred compensation liability.
Total operating expenses were $8.7 million or 5.6 percent of net sales for the six months ended December 28, 2013 and $7.9 million or 4.1 percent of net sales for the six months ended December 29, 2012. The 1.5 percentage point increase in operating expenses as a percentage of net sales is primarily related to the decrease in net sales, an increase in labor related expenses and to a lesser extent an increase in other overhead costs.
Interest
Interest expense decreased to $38,000 during the six months ended December 28, 2013 from $208,000 during the six months ended December 29, 2012. The decrease in interest expense is primarily related to a decrease in the average balance outstanding on our line of credit and to a lesser extent paying down existing capital leases.
Income Taxes
The effective tax rate for the six months ended December 28, 2013 was (0.6) percent compared to 32.3 percent for the same period in fiscal year 2013. The effective tax rate decreased from the prior year primarily due to a $1.5 million discrete benefit recorded during the second quarter of fiscal year 2014 related to the repeal of the IETU tax regime in Mexico. For further information on taxes see footnote 5 of the “Notes to Consolidated Financial Statements."
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
BACKLOG
On December 28, 2013, we had an order backlog of approximately $56.0 million. This compares with a backlog of approximately $64.9 million on December 29, 2012. The decrease in backlog at December 28, 2013, when compared to December 29, 2012, reflects a decrease in demand partially offset by an increase in new customers and programs. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash used in operating activities for the six months ended December 28, 2013 was $0.5 million, compared to net cash provided by operating activities of $12.4 million during the same period of the prior fiscal year.
This $12.9 million year-over-year decrease in cash provided by operating activities is primarily related to a $1.7 million increase in inventory and a $4.4 million increase in accounts receivable offset by a $1.4 million increase in accounts payable during the six months ended December 28, 2013. This compares to $12.4 million of cash flows provided by operating activities during the six months ended December 29, 2012, which resulted primarily from an $8.9 million decrease in inventory and a $5.9 million decrease in accounts receivable offset by a $11.4 million decrease in accounts payable. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. During the six months ended December 28, 2013, accounts receivable increased due to the change in the product mix of sales in the latter half of the quarter compared to the same period of the prior fiscal year. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms.

Investing Cash Flow
Cash used in investing activities was $8.6 million during the six months ended December 28, 2013 as compared to $2.1 million during the six months ended December 29, 2012. Our primary investing activity during the six months ended December 28, 2013, was the acquisition of Sabre as discussed in further detail in footnote 11 of the "Notes to Consolidated Financial Statements." In addition, investing cash flows consist of capital expenditures to purchase sheet metal and plastic injection molding equipment to support production.
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.
Financing Cash Flow
Cash used in financing activities was $0.2 million during the six months ended December 28, 2013 as compared to $10.6 million in the same period of the previous fiscal year. Our primary financing activity during the six months ended December 28, 2013, was principal payments on our capital lease obligations. Our primary financing activity during the six months ended December 29, 2012, was borrowing and repayment under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $30.0 million, subject to availability. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month LIBOR plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 1.75%, LIBOR plus 2.00%, or LIBOR plus 2.25% depending on the level of our trailing four quarters EBITDA.
As of December 28, 2013, we were in compliance with our loan covenants and approximately $30.0 million was available under the revolving line of credit facility. The Company did not have an outstanding balance under the credit facility as of December 28, 2013.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of December 28, 2013, we had approximately $1.0 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company could be subject to additional income taxes payable in the U.S. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of December 28, 2013 would approximate $96,000. We have accrued for expected future repatriation of foreign earnings as discussed in footnote 5 of the "Notes to Consolidated Financial Statements."
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
As a result of our increased market capitalization as of the end of our second quarter of fiscal year 2013, we are required to file as an accelerated filer. As such, we are subject to additional requirements contained in the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) and more recently the Dodd-Frank Act. The Sarbanes-Oxley and Dodd-Frank Acts required or will require changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of the Sarbanes-Oxley and Dodd-Frank Acts, the SEC and NASDAQ promulgated new rules and additional rulemaking is expected in the future. As part of the Dodd-Frank Act, the SEC requires that certain companies will be subject to due diligence, disclosure and reporting requirements for manufacturing products that include components containing certain conflict minerals.
Compliance with these new rules and future rules has increased and may increase further our legal, financial and accounting costs as well as a potential risk of noncompliance. In addition, these new rules and future rules may result in a decrease in the supply of such minerals, an increase in their cost and/or a disruption to our supply chain. Absent significant changes in related rules, which we cannot assure, we anticipate some level of increased costs related to these new regulations to continue indefinitely. Further, the costs associated with the compliance with and implementation of procedures under these and future laws and related rules could have a material impact on our results of operations. In addition, the costs associated with noncompliance with additional securities laws and regulations could also impact our business.
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility is secured by substantially all of our assets. The interest rates applicable to our revolving credit facility fluctuate with the JP Morgan Chase Bank prime rate and LIBOR rates. The company did not have an outstanding balance on the line of credit as of December 28, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility.

Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $68.0 million of foreign currency forward contracts as of December 28, 2013. The fair value of these contracts was $2.5 million. See Note 9 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of December 28, 2013, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during three months ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).
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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	February 5, 2014
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RONALD F. KLAWITTER
Ronald F. Klawitter	Date:	February 5, 2014
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)