Form 10-Q
period 2014-03-29
KEY TRONIC CORP
filed 2014-05-08
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED MARCH 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2014, 10,539,503 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We”, “us”, “our”, “Company”, “KeyTronicEMS” and “KeyTronic”, unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 29, 2014	June 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,241	$10,819
Trade receivables, net of allowances of $37 and $40, respectively	52,637	47,009
Inventories	46,086	44,664
Deferred income tax asset	1,516	1,767
Other	9,464	7,508
Total current assets	111,944	111,767
Property, plant and equipment—net	21,188	17,911
Other assets:
Deferred income tax asset	3,052	3,179
Other	1,914	2,273
Goodwill	1,740	—
Other intangible assets	2,138	—
Total other assets	8,844	5,452
Total assets	$141,976	$135,130
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,540	$26,400
Accrued compensation and vacation	6,297	7,413
Current portion of other long-term obligations	—	576
Other	5,021	3,551
Total current liabilities	39,858	37,940
Long-term liabilities:
Deferred income tax liability	—	1,585
Other long-term obligations	564	1,445
Total long-term liabilities	564	3,030
Total liabilities	40,422	40,970
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,533 and 10,502 shares, respectively	44,015	43,369
Retained earnings	55,711	49,478
Accumulated other comprehensive income	1,828	1,313
Total shareholders’ equity	101,554	94,160
Total liabilities and shareholders’ equity	$141,976	$135,130
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales	$77,043	$84,343	$233,267	$276,418
Cost of sales	70,436	76,483	213,088	249,587
Gross profit	6,607	7,860	20,179	26,831
Research, development and engineering expenses	1,414	1,329	4,181	3,804
Selling, general and administrative expenses	2,985	2,938	8,964	8,406
Total operating expenses	4,399	4,267	13,145	12,210
Operating income	2,208	3,593	7,034	14,621
Interest expense, net	12	38	50	246
Income before income taxes	2,196	3,555	6,984	14,375
Income tax provision	782	692	751	4,189
Net income	$1,414	$2,863	$6,233	$10,186
Net income per share — Basic	$0.13	$0.27	$0.59	$0.97
Weighted average shares outstanding — Basic	10,533	10,489	10,523	10,488
Net income per share — Diluted	$0.13	$0.26	$0.57	$0.94
Weighted average shares outstanding — Diluted	10,926	10,931	10,920	10,888
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Comprehensive income:
Net income	$1,414	$2,863	$6,233	$10,186
Other comprehensive income:
Unrealized gain on foreign exchange contracts, net of tax	203	2,458	515	3,481
Comprehensive income	$1,617	$5,321	$6,748	$13,667
Other comprehensive income for the three months ended March 29, 2014 and March 30, 2013 is reflected net of tax expense of approximately $0.1 million and $1.3 million, respectively. Other comprehensive income for the nine months ended March 29, 2014 and March 30, 2013 is reflected net of tax expense of approximately $0.3 million and $1.8 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	March 29, 2014	March 30, 2013
Operating activities:
Net income	$6,233	$10,186
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,792	1,955
Excess tax benefit from exercise of stock options	(113)	(103)
Provision for obsolete inventory	227	422
Provision for warranty	19	16
Provision for doubtful accounts	37	62
Loss on disposal of assets	10	27
Share-based compensation expense	483	647
Deferred income taxes	(1,532)	1,495
Changes in operating assets and liabilities:
Trade receivables	(5,665)	12,212
Inventories	(872)	10,274
Other assets	(1,411)	(2,199)
Accounts payable	2,140	(15,741)
Accrued compensation and vacation	(1,116)	460
Other liabilities	1,120	1,127
Cash provided by operating activities	2,352	20,840
Investing activities:
Payment for acquisition	(6,027)	—
Proceeds from life insurance	—	144
Purchase of property and equipment	(4,467)	(2,768)
Cash used in investing activities	(10,494)	(2,624)
Financing activities:
Payment of financing costs	(23)	(75)
Principal payments on capital lease obligations	(576)	(542)
Borrowings under revolving credit agreement	—	66,528
Repayment of revolving credit agreement	—	(81,539)
Excess tax benefit from exercise of stock options	113	103
Proceeds from exercise of stock options	50	9
Cash used in financing activities	(436)	(15,516)
Net (decrease) increase in cash and cash equivalents	(8,578)	2,700
Cash and cash equivalents, beginning of period	10,819	502
Cash and cash equivalents, end of period	$2,241	$3,202
Supplemental cash flow information:
Interest payments	$56	$289
Income tax payments, net of refunds	$1,850	$1,781
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances, June 29, 2013	10,502	$43,369	$49,478	$1,313	$94,160
Net income	—	—	6,233	—	6,233
Unrealized gain on foreign exchange contracts, net	—	—	—	515	515
Exercise of stock options	31	50	—	—	50
Share-based compensation	—	483	—	—	483
Tax benefit from exercise of stock options	—	113	—	—	113
Balances, March 29, 2014	10,533	$44,015	$55,711	$1,828	$101,554
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three and nine month periods ended March 29, 2014 and March 30, 2013 were 13 week and 39 week periods, respectively. Fiscal year 2014 will end on June 28, 2014 which is a 52 week year, and fiscal year 2013 which ended on June 29, 2013, was also a 52 week year.

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
The Company transacts business in Mexico and is subject to the risk of foreign currency exchange rate fluctuations. The Company enters into foreign currency forward contracts to manage the majority of foreign currency fluctuations for Mexican peso denominated payroll, utility, tax, and accounts payable expenses. The foreign currency forward contracts have terms that are matched to the underlying transactions being hedged. As a result, these transactions fully offset the hedged risk and no ineffectiveness has been recorded.
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
Recently Issued Accounting Standards
Management has assessed the potential impact of recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to the Company, or are not anticipated to have a material impact on the consolidated financial statements.

3.	Inventories
The components of inventories consist of the following (in thousands):

	March 29, 2014	June 29, 2013
Finished goods	$5,789	$7,097
Work-in-process	5,583	5,098
Raw materials and supplies	34,714	32,469
	$46,086	$44,664

4.	Long-Term Debt
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
As of March 29, 2014, the Company had availability to borrow $30.0 million under the line of credit. The company did not have an outstanding balance on the line of credit as of March 29, 2014 or June 29, 2013.

5.	Income Taxes
The Company expects to repatriate a portion of its foreign earnings based on increased sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $9.9 million of foreign earnings in the future. As such, these earnings would be recognized in the United States, and the Company would be subject to U.S. federal income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax of expected repatriation of foreign earnings have been recorded as part of deferred taxes as of March 29, 2014. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
Mexican tax reform was signed into law in December 2013 creating a discrete benefit of approximately $1.5 million that was recognized during the second quarter as a result of a change in applicable tax regimes. In recent years, the Company had been subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). However, effective January 1, 2014, IETU was repealed as part of a larger reform of the Mexican tax system. The Company is now subject to the general Mexican tax regime (ISR). The effective tax rate for the nine months ended March 29, 2014 is based on the anticipated annualized effects of both the IETU and ISR regimes for fiscal year 2014.
The Company has available approximately $5.0 million of gross federal research and development tax credits as of March 29, 2014. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of March 29, 2014, the Company has recorded $3.1 million to date of gross unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $1.9 million.

6.	Earnings Per Share
The following table presents a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except per share information)
	March 29, 2014	March 30, 2013
Net income	$1,414	$2,863
Weighted average shares outstanding—basic	10,533	10,489
Effect of dilutive common stock options	393	442
Weighted average shares outstanding—diluted	10,926	10,931
Earnings per share—basic	$0.13	$0.27
Earnings per share—diluted	$0.13	$0.26
Antidilutive options not included in diluted earnings per share	208	—

	Nine Months Ended
	(in thousands, except per share information)
	March 29, 2014	March 30, 2013
Net income	$6,233	$10,186
Weighted average shares outstanding—basic	10,523	10,488
Effect of dilutive common stock options	397	400
Weighted average shares outstanding—diluted	10,920	10,888
Earnings per share—basic	$0.59	$0.97
Earnings per share—diluted	$0.57	$0.94
Antidilutive options not included in diluted earnings per share	208	—
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
In addition to service conditions, SARs contain a performance condition. The additional performance condition is based upon the achievement of Return on Invested Capital (ROIC) goals relative to a peer group. All awards with performance conditions are measured over the vesting period and are charged to compensation expense over the requisite service period based on the number of shares expected to vest. The SARs cliff vest after a three-year period from date of grant and expire five years from date of grant.
The grant date fair value for the awards granted below were estimated using the Black Scholes option valuation method:

	July 31, 2013	July 25, 2012	January 26, 2012	July 27, 2011
SARs Granted	213,166	210,666	32,000	184,666
Strike Price	$11.34	$7.44	$6.30	$4.40
Fair Value	$4.67	$3.71	$3.08	$2.20
Total share-based compensation expense recognized during the three months ended March 29, 2014 and March 30, 2013 was approximately $148,000 and $222,000, respectively. Total share-based compensation expense recognized during the nine months ended March 29, 2014 and March 30, 2013 was approximately $483,000 and $647,000, respectively. As of March 29, 2014 total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $1.1 million. This expense is expected to be recognized over a weighted average period of 1.95 years.

No options to purchase shares of common stock or SARs were exercised during the three months ended March 29, 2014 or the three months ended March 30, 2013. During the nine months ended March 29, 2014, 19,930 options to purchase shares of common stock were exercised and 30,000 SARs were exercised, with an intrinsic value of approximately $0.3 million. Options to purchase 7,500 shares of common stock were exercised during the nine months ended March 30, 2013, with an immaterial amount of intrinsic value.

8.	Commitments and Contingencies
Purchase Commitments
The Company had no material firm commitments to contractors or suppliers for capital expenditures as of March 29, 2014.
Leases
The Company leases certain facilities, equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates over the next ten years.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $8,000 and $9,000 as of March 29, 2014 and June 29, 2013, respectively.

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
The following table summarizes the fair value of assets/(liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of March 29, 2014 and June 29, 2013 (in thousands):

	March 29, 2014
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$2,833	$—	$2,833
Financial Liabilities:
Foreign currency forward contracts	$—	$(59)	$—	$(59)

	June 29, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$2,429	$—	$2,429
Financial Liabilities:
Foreign currency forward contracts	$—	$(434)	$—	$(434)
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
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at March 29, 2014 and June 29, 2013, reasonably approximate their fair value.

10.	Derivative Financial Instruments
As of March 29, 2014, the Company had outstanding foreign currency forward contracts with a total notional amount of $67.4 million. The maturity dates for these contracts extend through June 2017. For the three months ended March 29, 2014, the Company entered into foreign currency forward contracts of $5.0 million and settled $5.7 million of such contracts. For the three months ended March 30, 2013, the Company entered into $10.9 million of foreign currency forward contracts and settled $5.8 million of such contracts.
For the nine months ended March 29, 2014, the Company entered into forward contracts of $15.2 million and settled $17.6 million of such contracts. During the same period of the previous year, the Company entered into foreign currency forward contracts of $21.5 million and settled $17.0 million of such contracts.
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of March 29, 2014 and June 29, 2013 (in thousands):

		March 29, 2014	June 29, 2013
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other current assets	$2,020	$760
Foreign currency forward contracts	Other long-term assets	$813	$1,669
Foreign currency forward contracts	Other current liabilities	$—	$(145)
Foreign currency forward contracts	Other long-term liabilities	$(59)	$(289)
The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended March 29, 2014 and March 30, 2013, respectively (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of December 28, 2013	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of March 29, 2014
Settled foreign currency forward contracts for the three months ended March 29, 2014	$110	$11	$(121)	$—
Unsettled foreign currency forward contracts	1,515	313	—	1,828
Total	$1,625	$324	$(121)	$1,828

Derivatives Designated as Hedging Instruments	AOCI Balance as of December 29, 2012	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of March 30, 2013
Settled foreign currency forward contracts for the three months ended March 30, 2013	$(9)	$184	$(175)	$—
Unsettled foreign currency forward contracts	373	2,449	—	2,822
Total	$364	$2,633	$(175)	$2,822

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the nine months ended March 29, 2014 and March 30, 2013, respectively (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 29, 2013	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of March 29, 2014
Settled foreign currency forward contracts for the nine months ended March 29, 2014	$85	$124	$(209)	$—
Unsettled foreign currency forward contracts	1,228	600	—	1,828
Total	$1,313	$724	$(209)	$1,828

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 30, 2012	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of March 30, 2013
Settled foreign currency forward contracts for the nine months ended March 30, 2013	$(162)	$675	$(513)	$—
Unsettled foreign currency forward contracts	(497)	3,319	—	2,822
Total	$(659)	$3,994	$(513)	$2,822
The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts are major financial institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote. As of March 29, 2014, the net amount of unrealized gain expected to be reclassified into earnings within the next 12 months is approximately $1.4 million. As of March 29, 2014, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.
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
The following table summarizes the fair values of the assets acquired as of the date of acquisition (in thousands):

Fair Values
At July 1, 2013
Current Assets	$777
Fixed Assets	1,168
Non-Compete Agreements	372
Customer Relationships	1,970
Goodwill	1,740
Fair value of assets acquired	$6,027
The Sabre acquisition is accounted for using the acquisition method of accounting whereby the total purchase price is allocated to tangible and intangible assets and liabilities based on their fair values on the date of acquisition. The Company determines the purchase price allocations on the acquisition based on estimates of the fair values of the assets acquired. Goodwill recorded in connection with the above acquisition is primarily attributable to the synergies expected to arise after the Company’s acquisition of the business and the assembled workforce of the acquired business. The goodwill is not amortized for financial accounting purposes but is deductible for tax purposes over a 15-year period. The intangibles related to non-compete agreements and customer relationships will be amortized using the straight-line method over five and ten years, respectively. The carrying values of goodwill and intangibles reasonably approximate their fair values as of March 29, 2014.

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
Executive Summary
During the third quarter of fiscal year 2014, many of our new programs continued to ramp up. We expect to see sequential growth during the fourth quarter of fiscal year 2014, as growing revenue from new customers and new programs should offset and then exceed the demand reductions in recent periods by our two largest customers.
Net sales of $77.0 million for the third quarter of fiscal year 2014 decreased by 8.7 percent as compared to net sales of $84.3 million for the third quarter of fiscal year 2013. The decrease in net sales was primarily driven by the overall decrease in demand related to current customer programs, which includes the large customers discussed above. This decrease in net sales was partially offset by the positive impact of new customer programs and the revenue generated from the acquisition of Sabre. We believe that we are well positioned in the electronic manufacturing services (EMS) industry to win new business in coming periods and profitably grow our revenue as the economy recovers and new programs ramp into full production.

The concentration of our top three customers’ sales decreased to 54.2 percent of total sales in the third quarter of fiscal year 2014 from 55.3 percent in the same period of the prior fiscal year. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, military supplies, computer accessories, electronic whiteboards, medical, educational, irrigation, automotive, transportation management, robotics, RFID, power supply, off-road vehicle equipment, fitness equipment, HVAC controls, and consumer products. At the end of the third quarter of fiscal year 2014, we were generating revenue from 192 separate programs compared to 177 programs at the end of the third quarter of fiscal year 2013. Some of these new programs represent small annual sales while others have multi-million-dollar potential.
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
Gross profit as a percent of sales was 8.6 percent for the third quarter of fiscal year 2014 as compared to 9.3 percent for the same quarter of the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily due to less absorption of fixed expenses resulting from a decrease in revenue.
Operating income as a percentage of sales for the third quarter of fiscal year 2014 was 2.9 percent compared to 4.3 percent for the same quarter of the prior fiscal year. The decrease in operating income as a percentage of net sales was primarily due to a decrease in gross margin and a slight increase in headcount in program management and engineering to support new program wins and anticipated future growth.
Net income for the third quarter of fiscal year 2014 was $1.4 million or $0.13 per diluted share, as compared to $2.9 million or $0.26 per diluted share for the third quarter of fiscal year 2013. The decrease in net income for the third quarter of fiscal year 2014 as compared to the same period in fiscal year 2013, is the result of a decrease in demand from some of our large, longstanding customers as well as an increase in certain overhead costs as a percentage of net sales, partially offset by a decrease in material-related costs as a percentage of net sales which is discussed in further detail in the “Results of Operations” section.
Our pipeline of potential new business is also increasingly robust, involving programs with greater long-term revenue potential and higher quality requirements. Our increased competitiveness in the EMS marketplace is being driven by the growing recognition of the advantages of Mexico-based production for North America consumption, as well as by the growing number of opportunities where we can capitalize on the continued expansion of our new sheet metal fabrication capabilities in concert with our plastic molding, printed circuit, and product assembly capabilities. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.
For the fourth quarter of fiscal year 2014, the Company expects to report revenue in the range of $78 million to $85 million. Future results will depend on actual levels of customers’ orders, the timing of the startup of production of new product programs and the impact of the industry-wide shortages in the global supply chain.
We maintain a strong balance sheet with a current ratio of 2.8 and currently have no bank debt. Total cash provided by operating activities as defined on our cash flow statement was $2.4 million during the third quarter of fiscal year 2014. We maintain sufficient liquidity for our expected future operations. We did not have an outstanding balance on our revolving line of credit with Wells Fargo Bank, N.A. as of March 29, 2014. As a result, $30.0 million remained available to borrow as of March 29, 2014. We believe cash flow generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.

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
RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 29, 2014 with the Three Months Ended March 30, 2013
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended March 29, 2014 as compared to the three months ended March 30, 2013. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	March 29, 2014	% of net sales	March 30, 2013	% of net sales	$ change	% point change
Net sales	$77,043	100.0%	$84,343	100.0%	$(7,300)	—%
Cost of sales	70,436	91.4%	76,483	90.7%	(6,047)	0.7%
Gross profit	6,607	8.6%	7,860	9.3%	(1,253)	(0.7)%
Research, development and engineering	1,414	1.8%	1,329	1.6%	85	0.2%
Selling, general and administrative	2,985	3.9%	2,938	3.5%	47	0.4%
Total operating expenses	4,399	5.7%	4,267	5.1%	132	0.6%
Operating income	2,208	2.9%	3,593	4.3%	(1,385)	(1.4)%
Interest expense, net	12	—%	38	—%	(26)	—%
Income before income taxes	2,196	2.9%	3,555	4.2%	(1,359)	(1.3)%
Income tax provision	782	1.0%	692	0.8%	90	0.2%
Net income	$1,414	1.8%	$2,863	3.4%	$(1,449)	(1.6)%
Effective income tax rate	35.6%		19.5%
Net Sales
The decrease in net sales from the prior year period was primarily driven by an approximate $13.6 million decrease in revenues related to decreased demand from current customer programs, partially offset by a $6.3 million increase in revenues related to new program wins and the revenue generated from the acquisition of Sabre.

During the three months ended March 29, 2014, we continue to see a robust pipeline of potential new business and have further diversified our future revenue base during the third quarter by winning two new programs from new customers involving consumer products and fitness equipment. Furthermore, our continued integration of Sabre Manufacturing into our operations is allowing us to begin rapidly expanding our sheet metal fabrication business across our customer base.
Gross Profit
Gross profit as a percentage of sales for the three months ended March 29, 2014 was 8.6 percent compared to 9.3 percent for the three months ended March 30, 2013. This 0.7 percentage point decrease is primarily related to a 3.8 percentage point increase in certain overhead costs, partially offset by a 3.1 percentage point decrease in material-related costs. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $56,000 and $67,000 for obsolete inventory during the three months ended March 29, 2014 and March 30, 2013, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $1.4 million and $1.3 million during the three months ended March 29, 2014 and March 30, 2013, respectively. Total RD&E expenses as a percent of net sales were 1.8 percent and 1.6 percent during the three months ended March 29, 2014 and March 30, 2013, respectively. This 0.2 percentage point increase in RD&E as a percentage of net sales is primarily related to a slight increase in headcount in program management and engineering to support new program wins and anticipated future growth coupled with the decline in revenue.
Total selling, general and administrative (SG&A) expenses were $3.0 million during the three months ended March 29, 2014 compared to $2.9 million during the three months ended March 30, 2013. Total SG&A expenses as a percentage of net sales were 3.9 percent during the three months ended March 29, 2014 compared to 3.5 percent during the three months ended March 30, 2013. This 0.4 percentage point increase in SG&A is primarily related to the decrease in net sales, an increase in labor related expenses, and to a lesser extent an increase in other overhead costs.
Total operating expenses were $4.4 million or 5.7 percent of net sales for the three months ended March 29, 2014 and $4.3 million or 5.1 percent of net sales for the three months ended March 30, 2013. The 0.6 percentage point increase in operating expenses as a percentage of net sales is primarily related to the decrease in net sales, an increase in labor related expenses, and to a lesser extent an increase in other overhead costs.
Interest
Interest expense decreased to $12,000 during the three months ended March 29, 2014 from $38,000 during the three months ended March 30, 2013. The decrease in interest expense is primarily related to a decrease in the average balance outstanding on our line of credit and to a lesser extent paying down existing capital leases.
Income Taxes
The effective tax rate for the three months ended March 29, 2014 was 35.6 percent compared to 19.5 percent for the same period in fiscal year 2013. The effective tax rate increased from the prior year primarily due to a discrete benefit recognized during the third quarter of fiscal year 2013 related to federal R&D tax credits. For further information on taxes see footnote 5 of the “Notes to Consolidated Financial Statements."
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

RESULTS OF OPERATIONS
Comparison of the Nine Months Ended March 29, 2014 with the Nine Months Ended March 30, 2013
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the nine months ended March 29, 2014 as compared to the nine months ended March 30, 2013. It is provided to assist in assessing differences in our overall performance (in thousands):

	Nine Months Ended
	March 29, 2014	% of net sales	March 30, 2013	% of net sales	$ change	% point change
Net sales	$233,267	100.0%	$276,418	100.0%	$(43,151)	—%
Cost of sales	213,088	91.3%	249,587	90.3%	(36,499)	1.0%
Gross profit	20,179	8.7%	26,831	9.7%	(6,652)	(1.0)%
Research, development and engineering	4,181	1.8%	3,804	1.4%	377	0.4%
Selling, general and administrative	8,964	3.8%	8,406	3.0%	558	0.8%
Total operating expenses	13,145	5.6%	12,210	4.4%	935	1.2%
Operating income	7,034	3.0%	14,621	5.3%	(7,587)	(2.3)%
Interest expense, net	50	—%	246	0.1%	(196)	(0.1)%
Income before income taxes	6,984	3.0%	14,375	5.2%	(7,391)	(2.2)%
Income tax provision	751	0.3%	4,189	1.5%	(3,438)	(1.2)%
Net income	$6,233	2.7%	$10,186	3.7%	$(3,953)	(1.0)%
Effective income tax rate	10.8%		29.1%
Net Sales
The decrease in net sales from the prior year period was primarily driven by an approximate $51.1 million decrease in revenues related to decreased demand from current customer programs, an approximate $5.2 million decrease in revenues related to program losses, partially offset by a $13.1 million increase in revenues related to new program wins and the revenue generated from the acquisition of Sabre.
During the nine months ended March 29, 2014, we continue to see a robust pipeline of potential new business and have further diversified our future revenue base during the third quarter by winning two new programs from new customers involving consumer products and fitness equipment. Furthermore, our continued integration of Sabre Manufacturing into our operations is allowing us to begin rapidly expanding our sheet metal fabrication business across our customer base.
Gross Profit
Gross profit as a percentage of sales for the nine months ended March 29, 2014 was 8.7 percent compared to 9.7 percent for the nine months ended March 30, 2013. This 1.0 percentage point decrease is primarily related to a 5.4 percentage point increase in certain overhead costs, partially offset by a 4.4 percentage point decrease in material-related costs. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $227,000 and $422,000 for obsolete inventory during the nine months ended March 29, 2014 and March 30, 2013, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $4.2 million and $3.8 million during the nine months ended March 29, 2014 and March 30, 2013, respectively. Total RD&E expenses as a percent of net sales were 1.8 percent and 1.4 percent during the nine months ended March 29, 2014 and March 30, 2013, respectively. This 0.4 percentage point increase in RD&E as a percentage of net sales is primarily related to a slight increase in headcount in program management and engineering to support new program wins and anticipated future growth coupled with the decline in revenue.
Total selling, general and administrative (SG&A) expenses were $9.0 million during the nine months ended March 29, 2014 compared to $8.4 million during the nine months ended March 30, 2013. Total SG&A expenses as a percentage of net sales were 3.8 percent during the nine months ended March 29, 2014 compared to 3.0 percent during the nine months ended March 30, 2013. This 0.8 percentage point increase in SG&A is primarily related to the decrease in net sales, an increase in labor related expenses, and to a lesser extent an increase in other overhead costs. In addition, SG&A expenses for the nine months ended March 30, 2013, included a positive impact of a non-recurring adjustment of approximately $0.5 million related to the reversal of a deferred compensation liability.
Total operating expenses were $13.1 million or 5.6 percent of net sales for the nine months ended March 29, 2014 and $12.2 million or 4.4 percent of net sales for the nine months ended March 30, 2013. The 1.2 percentage point increase in operating expenses as a percentage of net sales is primarily related to the decrease in net sales, an increase in labor related expenses and to a lesser extent an increase in other overhead costs.
Interest
Interest expense decreased to $50,000 during the nine months ended March 29, 2014 from $246,000 during the nine months ended March 30, 2013. The decrease in interest expense is primarily related to a decrease in the average balance outstanding on our line of credit and to a lesser extent paying down existing capital leases.
Income Taxes
The effective tax rate for the nine months ended March 29, 2014 was 10.8 percent compared to 29.1 percent for the same period in fiscal year 2013. The effective tax rate decreased from the prior year primarily due to a $1.5 million discrete benefit recorded during the second quarter of fiscal year 2014 related to the repeal of the IETU tax regime in Mexico. For further information on taxes see footnote 5 of the “Notes to Consolidated Financial Statements."
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
BACKLOG
On March 29, 2014, we had an order backlog of approximately $64.6 million. This compares with a backlog of approximately $64.2 million on March 30, 2013. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the nine months ended March 29, 2014 was $2.4 million, compared to net cash provided by operating activities of $20.8 million during the same period of the prior fiscal year.
This $18.4 million year-over-year decrease in cash provided by operating activities is primarily related to a $0.9 million increase in inventory and a $5.7 million increase in accounts receivable offset by a $2.1 million increase in accounts payable during the nine months ended March 29, 2014. This compares to $20.8 million of cash flows provided by operating activities during the nine months ended March 30, 2013, which resulted primarily from a $10.3 million decrease in inventory and a $12.2 million decrease in accounts receivable offset by a $15.7 million decrease in accounts payable. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. During the nine months ended March 29, 2014, accounts receivable increased due to the change in the product mix of sales in the latter half of the quarter compared to the same period of the prior fiscal year. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms.

Investing Cash Flow
Cash used in investing activities was $10.5 million during the nine months ended March 29, 2014 as compared to $2.6 million during the nine months ended March 30, 2013. Our primary investing activity during the nine months ended March 29, 2014, was the acquisition of Sabre as discussed in further detail in footnote 11 of the "Notes to Consolidated Financial Statements." In addition, investing cash flows consist of capital expenditures to purchase sheet metal and plastic injection molding equipment to support production.
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.
Financing Cash Flow
Cash used in financing activities was $0.4 million during the nine months ended March 29, 2014 as compared to $15.5 million in the same period of the previous fiscal year. Our primary financing activity during the nine months ended March 29, 2014, was principal payments on our capital lease obligations. Our primary financing activity during the nine months ended March 30, 2013, was borrowing and repayment under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $30.0 million, subject to availability. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month LIBOR plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 1.75%, LIBOR plus 2.00%, or LIBOR plus 2.25% depending on the level of our trailing four quarters EBITDA.
As of March 29, 2014, we were in compliance with our loan covenants and approximately $30.0 million was available under the revolving line of credit facility. The Company did not have an outstanding balance under the credit facility as of March 29, 2014.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of March 29, 2014, we had approximately $0.6 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company could be subject to additional income taxes payable in the U.S. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of March 29, 2014 would approximate $57,000. We have accrued for expected future repatriation of foreign earnings as discussed in footnote 5 of the "Notes to Consolidated Financial Statements."
CONTRACTUAL OBLIGATIONS
We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended June 29, 2013. There have been no material changes in contractual obligations outside the ordinary course of business since June 29, 2013.

RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS
The following risks and uncertainties could affect our actual results and could cause results to differ materially from past results or those contemplated by our forward-looking statements. When used herein, the words “expects,” “believes,” “anticipates” and other similar expressions are intended to identify forward-looking statements.
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
Operating results can also fluctuate if changes are made to significant estimates and assumptions. Significant estimates and assumptions include the allowance for doubtful receivables, provision for obsolete and non-saleable inventory, share-based compensation, the valuation allowance on deferred tax assets, impairment of long-lived assets, long-term incentive compensation accrual, the provision for warranty costs, and the impact of hedging activities.
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
Currently, our customer base is concentrated and could become more or less concentrated. There can be no assurance that our principal customers will continue to purchase products from us at current levels. Moreover, we typically do not enter into long-term volume purchase contracts with our customers, and our customers have certain rights to extend or delay the shipment of their orders. We, however, typically require that our customers contractually agree to buy back inventory purchased within specified lead times to build their products if not used.
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
There is no assurance that we will be able to retain or renew our credit agreements in the future. In the event the business grows rapidly or the uncertain macroeconomic climate continues, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that we will be able to obtain equity or debt financing at acceptable terms, or at all in the future. For a summary of our banking arrangements, see Note 4 Long-Term Debt of the “Notes to Consolidated Financial Statements.”
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility is secured by substantially all of our assets. The interest rates applicable to our revolving credit facility fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. The company did not have an outstanding balance on the line of credit as of March 29, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility.

Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $67.4 million of foreign currency forward contracts as of March 29, 2014. The fair value of these contracts was $2.8 million. See Note 9 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of March 29, 2014, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during three months ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).
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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	May 8, 2014
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RONALD F. KLAWITTER
Ronald F. Klawitter	Date:	May 8, 2014
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)