Form 10-K
period 2014-06-28
KEY TRONIC CORP
filed 2014-09-05
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-K
 ____________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 28, 2014
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
As of December 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $110.6 million based on the closing price as reported on the NASDAQ.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,551,680 shares of common stock were outstanding as of September 3, 2014.
 ____________________________________________________________
Documents Incorporated by Reference:
The following documents are incorporated by reference to the extent specified herein:

Document Description	Part of Form 10-K
Proxy Statement dated September 19, 2014	Part III

KEY TRONIC CORPORATION
2014 FORM 10-K

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
After assessing market conditions and our strengths and capabilities, we shifted focus from keyboard manufacturing to contract manufacturing for a wide range of products. Our unique strategic attributes are based on our core strengths of innovative design and engineering expertise in electronics, mechanical engineering, sheet metal fabrication and stamping, and precision plastics combined with high-quality, low cost production, and assembly on an international basis while providing exceptional customer service. These strengths have made our company a strong competitor in the electronic manufacturing services (EMS) market.
Our Industry and Strategy
The expansion of the EMS industry has allowed us to continue to expand our customer base and the industries that we serve. The challenging global macroeconomic environment had a negative impact on previously held customer programs during the past fiscal year, as we saw a significant decrease in revenue generated from two of our largest customer programs. However, we are successfully confronting the challenging global macroeconomic environment by controlling our costs and winning new customer programs, which allowed us to maintain our profitability and a strong balance sheet. The increase in new programs represents a growing portion of our revenue and a promising foundation for our future. In keeping with our long-term strategic objectives, we have been successfully building a more diversified customer portfolio, spanning a wider range of industries. We currently offer our customers the following services: integrated electronic and mechanical engineering, precision plastic molding, sheet metal fabrication, assembly, component selection, sourcing and procurement, worldwide logistics, and new product testing and production all at competitive pricing due to our global footprint.
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
Sales of the majority of our products have not historically been seasonal in nature, but may be seasonal in the future if there are changes in the types of products manufactured. Sales can, however, fluctuate significantly between quarters from changes in customers and customer demand due to the concentration of sales generated by our largest customers.
For the fiscal years 2014, 2013 and 2012, the five largest customers in each year accounted for 62%, 71% and 73% of combined total net sales, respectively. At the end of fiscal year 2014, we were generating revenue from 196 separate programs and 59 distinct customers as compared to 183 programs and 56 customers at the end of fiscal year 2013. As these new customers’ sales ramp up and new programs are won our concentration of revenue should continue to decrease in the future.
The following table represents all customers that represented 10% or more of total net sales during the last three fiscal years:

	Percentage of Net Sales by Fiscal Year
	2014	2013	2012
Customer A	20%	19%	16%
Customer B	15%	23%	29%
Customer C	15%	21%	17%
Although keyboard manufacturing is still included in our product offerings, we do not expect annual keyboard sales to be a material component of our business. We realized revenues of approximately $2.3 million, $2.4 million and $2.8 million in fiscal years 2014, 2013 and 2012, respectively, from the sale of keyboards. In order to accommodate the demand for standard keyboard layouts, we maintain a purchase-from-stock program. The more popular standard layouts are built and stocked for immediate availability.
We market our products and services primarily through our direct sales department aided by strategically located field sales people and distributors. Although we maintain relationships with several independent sales organizations to assist in marketing our EMS product lines, commissions earned and paid are not material to the consolidated financial statements.
Manufacturing
We have continually made investments in developing and expanding a capital equipment base to achieve vertical integration and efficiencies in our manufacturing processes. We have invested significant capital into SMT for volume manufacturing of complex printed circuit board assemblies and in our metal shop providing precision metal stamping, fabricating, and finishing. We also design and develop tooling for injection molding and manufacture the majority of plastic parts used in the products we manufacture. Additionally, we have equipment to maintain a controlled clean environment for manufacturing processes that require a high level of precise control.
We use a variety of manual and automated assembly processes in our facilities, depending upon product complexity and degree of customization. Some examples of automated processes include component insertion, SMT, selective soldering, flexible robotic assembly, automated storage tape winding, computerized vision system quality inspection, laser turrets, automated switch and key top installation, and automated functional testing.
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
Trademarks and Patents
Our name and logo are federally registered trademarks, and we believe they are valuable assets of our business. We operate under the trade name “KeyTronicEMS” to better identify our primary business concentration in contract manufacturing in the EMS industry. We also own several keyboard patents; however, since our focus is EMS, management believes that these patents will not have a significant impact on future revenues.
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
As of June 28, 2014 we had 3,343 employees compared to 2,584 on June 29, 2013, and 2,700 on June 30, 2012. Since we can have significant fluctuations in product demand, we seek to maintain flexibility in our workforce by utilizing skilled temporary and short-term contract labor in our manufacturing facilities in addition to full-time employees.
Backlog
On July 26, 2014 our order backlog was valued at approximately $103.1 million, compared to approximately $60.0 million on July 27, 2013. Even though our order backlog is comprised of firm purchase orders, the amount of backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue. Due to the relationships with our customers, we will occasionally allow orders to be canceled or rescheduled and as a result it is not a meaningful indicator of future financial results. If there are canceled or rescheduled orders, we typically negotiate fees to cover the costs we have incurred. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next twelve months, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.
Foreign Markets
Information concerning net sales and long-lived assets (property, plant, and equipment) by geographic areas is set forth in Note 12, “Enterprise-Wide Disclosures” of the consolidated financial statements of this Annual Report on Form 10-K and that information is incorporated herein.

Executive Officers of the Registrant
The table below sets forth the name, current age and current position of our executive officers and other significant employees:

Name	Age	Positions Held
Executive Officers
Craig D. Gates	55	President and Chief Executive Officer
Ronald F. Klawitter	62	Executive Vice President of Administration, Chief Financial Officer and Treasurer
Douglas G. Burkhardt	56	Executive Vice President of Worldwide Operations
Philip S. Hochberg	52	Executive Vice President of Business Development
Lawrence J. Bostwick	62	Vice President of Engineering and Quality
Brett R. Larsen	41	Vice President of Finance and Controller
Frank Crispigna III	53	Vice President of Materials
Duane D. Mackleit	46	Vice President of Program Management
Executive Officers
CRAIG D. GATES – President and Chief Executive Officer
Mr. Gates, age 55, has been President and Chief Executive officer of the Company since April 2009. Previously he was Executive Vice President and General Manager from August 2002 to April 2009. He served as Executive Vice President of Marketing, Engineering and Sales from July 1997 to August 2002 and served as Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. From 1982 to 1991 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana.
RONALD F. KLAWITTER – Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Mr. Klawitter, age 62, has been Executive Vice President of Administration, CFO, and Treasurer since July 1997. Previously he was Vice President of Finance, Secretary, and Treasurer of the Company from October 1995 to July 1997. He was Acting Secretary from November 1994 to October 1995 and Vice President of Finance and Treasurer from 1992 to October 1995. From 1987 to 1992, Mr. Klawitter was Vice President of Finance at Baker Hughes Tubular Service, a subsidiary of Baker Hughes, Inc. Mr. Klawitter has a BA degree from Wittenberg University and is a Certified Public Accountant.
DOUGLAS G. BURKHARDT – Executive Vice President of Worldwide Operations
Mr. Burkhardt, age 56, has been Executive Vice President of Worldwide Operations of the Company since July 2010. Previously Mr. Burkhardt was Vice President of Worldwide Operations from July 2008 to July 2010 and Director of China Operations and Program Management from January 2006 to July 2008. Mr. Burkhardt also served as Director of Northwest and China Operations from November of 1998 to January of 2006. Mr. Burkhardt also served as Director of Customer Satisfaction from March 1997 to November 1998 and Director of Molding from September of 1995 to March of 1997. Prior to this, Mr. Burkhardt served in other various senior management positions within the Company. Mr. Burkhardt has been with the Company since May of 1989. Prior to joining Key Tronic, Mr. Burkhardt worked for House of Aluminum and Glass for 12 years where he was the plant manager.
PHILIP S. HOCHBERG – Executive Vice President of Business Development
Mr. Hochberg, age 52, has been Executive Vice President of Business Development since July 2012. Prior this, Mr. Hochberg served as Vice President of Business Development from October 2009 through June 2012. He was Director of Business Development and Program Management from July 2008 to October 2009. Mr. Hochberg served as Director of Business Development from October 2004 to July 2008 and as Director of EMS Sales and Marketing from July 2000 to October 2004. Prior to joining Key Tronic, Mr. Hochberg worked for Quinton Instrument Company as their Director of Marketing and Product Management from 1992 to 2000. From 1988 to 1992, he was employed by SpaceLabs Medical as their Business Development Marketing Manager. Mr. Hochberg has an MBA from the University of British Columbia, a BA Psychology, with a minor in Business from Washington University in St. Louis.

LAWRENCE J. BOSTWICK – Vice President of Engineering and Quality
Mr. Bostwick, age 62, has been Vice President of Engineering and Quality since July 2008. Previously he was Director of Engineering and Quality from February 2007 to July 2008 and served as Corporate Director of Quality from February 2006 to February 2007. From 2003 to 2006 he was Director of Supply Chain Management and Quality for the Lancer Corporation and from 1998 to 2003 he was Vice President of Operations for Thermacore International. He is a graduate of the Westinghouse and General Electric – Engineering and Manufacturing Professional Development Programs. He is certified in both Quality and Industrial Engineering and is a Lean – Six Sigma Master Black Belt. Mr. Bostwick has a combined B.S. degree in Production and Operation and Industrial Engineering from Bowling Green State University and a Masters degree in Industrial Engineering and Business Administration from Syracuse University.
BRETT R. LARSEN – Vice President of Finance, and Controller
Mr. Larsen, age 41, has served as Vice President of Finance and Controller since February 2010. He was Chief Financial Officer of FLSmidth Spokane, Inc. from December 2008 to February 2010. From October 2005 through November 2008, Mr. Larsen served as Controller of Key Tronic Corporation. From May 2004 to October 2005, Mr. Larsen served as Manager of Financial Reporting of Key Tronic Corporation. From 2002 to May 2004, Mr. Larsen was an audit manager for the public accounting firm BDO Seidman, LLP. He also held various auditing and supervisory positions with Grant Thornton LLP from 1997 to 2002. Mr. Larsen has a Bachelor of Science degree in Accounting and a Masters degree in Accounting from Brigham Young University and is a Certified Public Accountant.
FRANK CRISPIGNA III – Vice President of Materials
Mr. Crispigna, age 53, has been Vice President of Materials of the company since October 2011. Prior to this, Mr. Crispigna held a variety of Materials and Supply Chain positions at Plexus Corporation since 1997, most recently serving as the Director – Supply Chain Solutions from 2005 - 2011. He has a Masters degree in Business Administration, and a Bachelor of Business Administration Degree in Marketing from the University of Wisconsin – Oshkosh. Mr. Crispigna also is a C.P.M., and received his certification in Supply Chain Leadership from the University of Wisconsin.
DUANE D. MACKLEIT – Vice President of Program Management
Mr. Mackleit, age 46, has been Vice President of Program Management of the company since July 2012. He served as Director of Program Management from July 2008 through June 2012. From May 2006 to July 2008 he served as Principal Program Manager. Prior to that, he served as Program Manager from March 2002 to May 2006 and Associate Program Manager from August 2000 to March 2002. Mr. Mackleit has also held several other positions with Key Tronic Corporation. Mr. Mackleit has an AA in Business from Spokane Falls Community College and a BA in Business/Marketing from Eastern Washington University. He also holds a MBA from Gonzaga University.
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
Operating results can also fluctuate if changes are made to significant estimates and assumptions. Significant estimates and assumptions include the allowance for doubtful receivables, provision for obsolete and non-saleable inventory, stock-based compensation, the valuation allowance on deferred tax assets, valuation of goodwill, impairment of long-lived assets, long-term incentive compensation accrual, the provision for warranty costs, and the impact of hedging activities.
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
We depend on a limited number of suppliers for certain components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and result in a significant change in our results of operations.
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

•
political and economic instability (including acts of terrorism, pandemics, civil unrest, forms of violence and outbreaks of war), which could impact our ability to ship, manufacture, and/or receive product;

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
We are exposed to interest rate risk under our revolving line of credit with interest rates based on various levels of margin added to published prime rate and LIBOR rates depending on the calculation of a certain financial covenant. We have not historically hedged the interest rate on our credit facility; therefore, unless we do so significant changes in interest rates could adversely affect our results of operations.
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
Acquisitions may involve numerous other risks and challenges including but not limited to: potential loss of key employees and customers of the acquired companies; the potential for deficiencies in internal controls at acquired companies; lack of experience operating in the geographic market or industry sector of the acquired business; constraints on available liquidity, and exposure to unanticipated liabilities of acquired companies. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our consolidated business and operating results.
Our goodwill and identifiable intangible assets could become impaired, which could reduce the value of our assets and reduce net income in the year in which the write-off occurs.
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company also ascribes value to certain identifiable intangible assets, which consists of customer relationships and non-compete agreements, as a result of the acquisition of Sabre. The Company may incur impairment charges on goodwill or identifiable intangible assets if it determines that the fair values of goodwill or identifiable intangible assets are less than their current carrying values. The Company evaluates, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to earnings would become necessary.
Refer to Notes 1 and 15 to the consolidated financial statements and 'critical accounting policies' in management's discussion and analysis of financial condition and results of operations for further discussion regarding the impairment testing of goodwill and identifiable intangible assets.
A decline in general economic conditions or global equity valuations could impact the judgments and assumptions about the fair value of the Company's businesses and the Company could be required to record impairment charges on its goodwill or other identifiable intangible assets in the future, which could impact the Company's consolidated balance sheet, as well as the Company's consolidated statement of operations. If the Company was required to recognize an impairment charge in the future, the charge would not impact the Company's consolidated cash flows, current liquidity, capital resources, and covenants under its existing credit facilities.

Item 1B.	UNRESOLVED STAFF COMMENTS
None

Item 2.	PROPERTIES
We have manufacturing and sales operations located in the United States, Mexico, and China. The table below lists the locations and square footage of our operating facilities:

Location	Approx. Sq. Ft.	Type of Interest (Leased/Owned)	Description of Use
Spokane Valley, Washington (1)	95,000	Leased	Sales, research, administration and manufacturing
Spokane Valley, Washington	36,000	Leased	Manufacturing
El Paso, Texas	80,000	Leased	Shipping and warehouse
Total USA	211,000
Juarez, Mexico	174,000	Owned	Manufacturing
Juarez, Mexico	60,000	Owned	Manufacturing and warehouse
Juarez, Mexico	66,000	Owned	Manufacturing and warehouse
Juarez, Mexico	115,000	Owned	Manufacturing and warehouse
Juarez, Mexico (2)	103,000	Owned	Manufacturing and warehouse
Juarez, Mexico (3)	193,000	Leased	Warehouse
Juarez, Mexico (4)	66,000	Leased	Manufacturing
Total Mexico	777,000
Shanghai, China (5)	115,000	Leased	Manufacturing and warehouse
Shanghai, China	36,000	Leased	Manufacturing
Total China	151,000
Grand Total	1,139,000

(1)	During fiscal year 2014, we amended the lease agreement whereby increasing our leased space to 95,000 square feet.

(2)	During fiscal year 2012, we purchased an additional 103,000 square feet of manufacturing and warehouse space.

(3)	During fiscal year 2014, we amended the lease agreement whereby increasing our leased space to 193,000 square feet to accommodate additional warehouse space.

(4)	During fiscal year 2014, we completed our acquisition of Sabre Manufacturing resulting in an additional 66,000 square feet of leased manufacturing space.

(5)	During fiscal year 2014, we amended the lease of our China facility whereby increasing our leased space to 115,000 square feet to accommodate additional manufacturing and warehouse space.
On September 3, 2014, the Company acquired CDR Manufacturing resulting in an increase in our manufacturing and warehouse space; however, the amount is yet to be determined.
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
All of our facilities are ISO certified to ISO 9001:2008 standards, ISO-14001 environmental standards, ISO-13485:2003 medical devices standards, AS9100C aviation, space and defense standards, ISO/TS 16949 automotive standards, ANSI/ESD S20.20-2007 Electrostatic Discharge Control Program and to Customs Trade Partnership against Terrorism (CTPAT). The Spokane, Washington facilities are additionally registered ISO/IEC 80079-34 explosive atmospheres and by the US State Department for International Traffic in Arms Regulations (ITAR).

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
Market Information
Our common stock is traded on the NASDAQ Global Market, formerly the NASDAQ National Market System under the symbol “KTCC”. Quarterly high and low sales prices for our common stock for fiscal years 2014 and 2013 were as follows:

	2014		2013
	High	Low	High	Low
First Quarter	$12.19	$9.60	$11.35	$7.15
Second Quarter	11.36	9.83	11.62	8.69
Third Quarter	11.44	9.81	12.28	9.36
Fourth Quarter	10.99	10.00	12.12	10.16
High and low stock prices are based on the daily sales prices reported by the NASDAQ Stock Market. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.
Holders and Dividends
As of June 28, 2014, we had 721 shareholders of common stock on record. As a result of our credit agreement with Wells Fargo Bank, N.A. we are restricted from declaring or paying dividends in cash or stock without the Bank's prior written consent. We have not paid a cash dividend and do not anticipate payment of dividends in the foreseeable future.

Equity Compensation Plan Information
Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report, under the caption “Securities Authorized for Issuance under Equity Compensation Plans”, and that information is incorporated herein by reference.
Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock with the cumulative total return of the NASDAQ Stock Market (U.S. & Foreign) Index and the NASDAQ Electronic Components Index in fiscal 2014.

	6/27/2009	7/3/2010	7/2/2011	6/30/2012	6/29/2013	6/28/2014
Key Tronic Corporation	100.00	295.76	273.94	499.39	627.27	650.30
NASDAQ Composite	100.00	117.06	154.79	167.05	197.48	259.41
NASDAQ Electronic Components	100.00	119.12	151.74	143.59	160.15	222.48

Item 6:	SELECTED FINANCIAL DATA
The following selected data is derived from our audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes, and other information included in this report.
Financial Highlights
(In thousands, except for Supplemental Data and Per Share Amounts)

	Fiscal Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012	July 2, 2011	July 3, 2010
Consolidated Statements of Operations Data:
Net sales	$305,394	$361,033	$346,475	$253,846	$199,620
Gross profit	26,854	34,512	29,836	20,648	19,250
Gross margin percentage	8.8%	9.6%	8.6%	8.1%	9.6%
Operating income	9,304	18,126	14,351	6,939	7,388
Operating margin percentage	3.0%	5.0%	4.1%	2.7%	3.7%
Net income	7,613	12,583	11,626	5,736	8,690
Earnings per share – diluted	0.67	1.12	1.07	0.55	0.85
Consolidated Cash Flow Data:
Cash flows provided by (used in) operations	1,458	29,282	(5,066)	(2,569)	3,534
Capital expenditures	7,763	3,470	4,654	3,818	3,378
Consolidated Balance Sheet Data:
Net working capital (1)	71,049	73,827	76,236	58,307	44,708
Total assets	156,660	135,130	150,912	112,364	101,642
Long-term liabilities	848	3,030	19,050	11,063	4,236
Shareholders’ equity	103,645	94,160	78,608	68,023	59,417
Book value per share (2)	$9.83	$8.97	$7.50	$6.54	$5.79
Supplemental Data:
Number of shares outstanding at year-end	10,546,750	10,502,188	10,481,356	10,399,187	10,264,390
Number of employees at year-end	3,343	2,584	2,700	1,997	2,036
Approximate square footage of operational facilities	1,139,000	1,011,000	945,000	796,000	987,000

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
Overview
KeyTronicEMS is a leader in electronic manufacturing services and solutions to original equipment manufacturers of a broad range of products. We provide engineering services, worldwide procurement and distribution, materials management, world-class manufacturing and assembly services, in-house testing, and unparalleled customer service. Our international production capability provides our customers with benefits of improved supply-chain management, reduced inventories, lower transportation costs, and reduced product fulfillment time. We continue to make investments in all of our operating facilities to give us the production capacity, capabilities and logistical advantages to continue to win new business. The following information should be read in conjunction with the consolidated financial statements included herein and with Item 1A, Risk Factors included as part of this filing.
Our mission is to provide our customers with superior manufacturing and engineering services at the lowest total cost for the highest quality products, and create long-term mutually beneficial business relationships by employing our “Trust, Commitment, Results” philosophy.
Executive Summary
While fiscal year 2014 was a challenging year with respect to our total revenue, we continued to make significant progress in ramping up our new programs, expanding our customer base and extending our capabilities. Throughout the year, our revenue was impacted by slowdowns and delays from certain longstanding customers. At the same time, we saw the continued ramp up of our new programs, while maintaining operating efficiencies and a strong balance sheet.
Net sales of $305.4 million for fiscal year 2014 decreased by 15.4 percent as compared to net sales of $361.0 million in fiscal year 2013. The decrease in net sales was primarily driven by the overall decrease in demand related to current customer programs. At the end of fiscal year 2014, we were generating revenue from 196 separate programs and 59 distinct customers as compared to 183 programs and 56 customers at the end of fiscal year 2013. These new customers have programs that represent small annual sales while others have multi-million-dollar potential. Moving into the first quarter of fiscal 2015, our new customer programs continue to steadily ramp up and we expect to see renewed sequential growth. Furthermore, our acquisition of CDR Manufacturing on September 3, 2014, represents a major step forward for Key Tronic, significantly growing our revenue and extending capabilities and customer base worldwide. Excluding the potential impact of the acquisition of CDR manufacturing in fiscal year 2015, the Company expects to report revenue in the range of $76 million to $82 million for the first quarter of fiscal year 2015. Future results will depend on actual levels of customers’ orders, the timing of the start-up of production of new product programs and the potential impact of the macroeconomic uncertainty. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.
The concentration of our largest customers decreased during fiscal year 2014 with the top five customers’ sales decreasing to 62 percent of total sales in 2014 from 71 percent in 2013, and 73 percent in 2012. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, military supplies, computer accessories, electronic whiteboards, medical, educational, irrigation, automotive, transportation management, robotics, RFID, power supply, off-road vehicle equipment, fitness equipment, HVAC controls, and consumer products.
Gross profit as a percent of sales was 8.8 percent in fiscal year 2014 compared to 9.6 percent for the prior fiscal year. This 0.8 percentage point decrease in gross profit as a percentage of net sales during fiscal year 2014 as compared to fiscal year 2013 is primarily related to a 5.1 percentage point increase in certain overhead costs as we brought on additional headcount and equipment to support new customer programs, partially offset by a 4.3 percentage point improvement in material costs. The level of gross margin is impacted by product mix, timing of the startup of new programs, facility utilization, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter and year to year.
Operating income as a percentage of sales for fiscal year 2014 was 3.0 percent compared to 5.0 percent for fiscal year 2013. The decrease in operating income as a percentage of net sales was primarily due to a decrease in gross margin and a slight increase in headcount in program management and engineering to support new program wins and anticipated future growth.
Net income for fiscal year 2014 was $7.6 million or $0.67 per diluted share, as compared to net income of $12.6 million or $1.12 per diluted share for fiscal year 2013. The decrease in net income for fiscal year 2014 as compared to fiscal year 2013 was primarily due to a decrease in demand from some of our large, longstanding customers as well as an increase in certain overhead costs as a percentage of net sales, partially offset by a decrease in material-related costs as a percentage of net sales.

We maintain a strong balance sheet with a current ratio of 2.4 and currently have no bank debt apart from $7.9 million outstanding under a factoring agreement described in Note 5. Total cash provided by operating activities as defined on our cash flow statement was $1.5 million during fiscal year 2014. We maintain sufficient liquidity for our expected future operations. We did not have an outstanding balance on our revolving line of credit with Wells Fargo Bank, N.A. as of June 28, 2014. As a result, $30.0 million remained available to borrow as of June 28, 2014. We believe cash flow from operations, our borrowing capacity, our accounts receivable sale program, and equipment lease financing should provide adequate capital for planned growth over the long term.
RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended June 28, 2014 with the Fiscal Year Ended June 29, 2013
The following table sets forth for the periods indicated certain items of the consolidated statements of income expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Fiscal Year Ended
	June 28, 2014	% of net sales	June 29, 2013	% of net sales	$ change	% point change
Net sales	$305,394	100.0%	$361,033	100.0%	$(55,639)	—
Cost of sales	278,540	91.2	326,521	90.4	(47,981)	0.8
Gross profit	26,854	8.8	34,512	9.6	(7,658)	(0.8)
Operating expenses:
Research, development and engineering	5,586	1.8	5,156	1.4	430	0.4
Selling, general and administrative	11,964	3.9	11,230	3.1	734	0.8
Total operating expenses	17,550	5.7	16,386	4.5	1,164	1.2
Operating income	9,304	3.0	18,126	5.0	(8,822)	(2.0)
Interest expense, net	81	—	271	0.1	(190)	(0.1)
Income before income taxes	9,223	3.0	17,855	4.9	(8,632)	(1.9)
Income tax provision	1,610	0.5	5,272	1.5	(3,662)	(1.0)
Net income	$7,613	2.5%	$12,583	3.5%	$(4,970)	(1.0)
Effective income tax rate	17.5%		29.5%
Net Sales
The decrease in net sales from prior year was primarily driven by an approximate $67.4 million decrease in revenues related to decreased demand from current customer programs, an approximate $5.2 million decrease in revenues related to program losses, partially offset by a $17.0 million increase in revenues related to new program wins and the revenue generated from the acquisition of Sabre.
The following table shows the revenue by industry sectors as a percentage of revenue for fiscal years 2014 and 2013:

	Fiscal Year Ended
	June 28, 2014	June 29, 2013
Consumer	30%	24%
Communication	23	29
Industrial and Commercial Printer	17	8
Gaming	15	22
Transaction Printer	11	11
Computer and Peripheral	4	6
Total	100%	100%
We provide services to customers in a number of industries and produce a variety of products for our customers in each industry. As we continue to diversify our customer base and win new customers we will continue to see a change in the industry concentrations of our revenue.
Sales to foreign locations outside the United States represented 35.3 percent, and 31.8 percent of our total net sales in fiscal years 2014, and 2013, respectively.

Cost of Sales
Total cost of sales as a percentage of net sales was 91.2 percent and 90.4 percent in fiscal years 2014, and 2013, respectively.
Total cost of materials as a percentage of net sales was approximately 64.5 percent and 68.5 percent in fiscal years 2014 and 2013, respectively. The change from year-to-year is primarily the result of a change in product mix and to a lesser degree improved pricing of certain raw materials.
Production and support costs as a percentage of net sales were 26.7 percent and 21.9 percent in fiscal years 2014 and 2013, respectively. The increase in fiscal year 2014 is primarily related to adding headcount and manufacturing capacity to support new programs.
We provide a reserve for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage. The amounts charged to expense for these inventories were approximately $0.3 million, and $0.5 million in fiscal years 2014 and 2013, respectively.
We provide warranties on certain products we sell and estimate warranty costs based on historical experience and anticipated product returns. Warranty expense is related to workmanship claims on keyboards and EMS products. The amounts charged to expense are determined based on an estimate of warranty exposure. The net warranty expense was approximately $35,000 and $26,000 in fiscal years 2014 and 2013, respectively.
Gross Profit
Gross profit as a percentage of net sales was 8.8 percent and 9.6 percent in fiscal years 2014, and 2013, respectively. The 0.8 percentage point decrease in gross profit as a percentage of net sales during fiscal year 2014 as compared to fiscal year 2013 is primarily related to a 5.1 percentage point increase in certain overhead costs, partially offset by a 4.3 percentage point improvement in material costs.
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
We took early pay discounts to suppliers that totaled approximately $1.1 million and $0.9 million in fiscal years 2014 and 2013, respectively. Early pay discounts will fluctuate based on our liquidity and changes in the discounts and terms offered by our suppliers.
Research, Development and Engineering
Research, development and engineering expenses (RD&E) consists principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Total RD&E expense was $5.6 million and $5.2 million in fiscal years 2014 and 2013, respectively. This $0.4 million increase is primarily the result of an increase in payroll related expenses as additional headcount was necessary to support new program wins and anticipated future growth.
Total RD&E expenses as a percent of net sales were 1.8 percent and 1.4 percent in fiscal years 2014 and 2013, respectively. This 0.4 percentage point increase in RD&E is primarily related to a slight increase in headcount in program management and engineering to support new program wins and anticipated future growth coupled with the decline in revenue.
Selling, General and Administrative
Selling, general and administrative expenses (SG&A) consist principally of salaries and benefits, advertising and marketing programs, sales commissions, travel expenses, provision for doubtful accounts, facilities costs, and professional services. Total SG&A expenses were $12.0 million and $11.2 million in fiscal years 2014 and 2013, respectively. This $0.7 million increase is primarily related to an increase in payroll related expenses due to increased headcount. In addition, SG&A expenses for fiscal year 2013, included a positive impact of a non-recurring adjustment of approximately $0.5 million related to the reversal of a deferred compensation liability.
Total SG&A expenses as a percent of net sales were 3.9 percent and 3.1 percent in fiscal years 2014 and 2013, respectively. This 0.8 percent percentage point increase in SG&A is primarily related to an increase in labor related expenses and the decrease in net sales.

Interest Expense
We had net interest expense of $0.1 million and $0.3 million in fiscal years 2014 and 2013, respectively. This decrease in interest expense is primarily related to a decrease in the average balance outstanding on our line of credit and to a lesser extent paying down existing capital leases.
Income Tax Provision
We had an income tax expense of $1.6 million during fiscal year 2014 as compared to an income tax expense of $5.3 million in fiscal year 2013. The income tax expense recognized during both fiscal years 2014 and 2013 was primarily a function of U.S. and foreign taxes recognized at the statutory rates offset by the net benefit associated with federal research and development tax credits, changes in potential foreign tax credits and changes in foreign tax regimes. The impact of this offset was greater in 2014 because the Company recognized a one-time benefit related to the repeal of the IETU tax regime in Mexico during fiscal year 2014.
We continually review our requirements for liquidity domestically to fund revenue growth and to look for potential future acquisitions. We continue to anticipate repatriating a portion of our unremitted foreign earnings. The associated taxes and potential foreign tax credits are included in the income tax calculation. For further information on taxes please review footnote 6 of the “Notes to Consolidated Financial Statements.”
International Subsidiaries
We offer customers a complete global manufacturing solution. Our facilities provide our customers the opportunity to have their products manufactured in the facility that best serves specific cost, product manufacturing and distribution needs. The locations of active foreign subsidiaries are as follows:

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

Foreign sales (based on shipping instructions) from our worldwide operations, including domestic exports, were $107.7 million, $115.0 million and $140.8 million in fiscal years 2014, 2013 and 2012, respectively. Products and manufacturing services provided by our subsidiary operations are primarily sold to customers directly by the parent company. Key Tronic Computer Peripherals (Shanghai) Co., Ltd., our subsidiary in Shanghai, China, had only minimal direct sales to customers in China during the past two fiscal years.

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
Net Sales
The increase in net sales from prior year was primarily driven by an approximate $11.7 million increase in revenues related to new programs for both new and longstanding customers and to a lesser extent a net $5.5 million increase related to increased demand from current customer programs, which was partially offset by the slowdown from the large customer that began to reduce production levels in the second quarter of fiscal year 2013. In addition, the increases were negatively impacted by $2.6 million related to customer program losses. The negative impact resulting from the previously discussed slowdown of demand from one of our larger customers is reflected in the analysis above.
The following table shows the revenue by industry sectors as a percentage of revenue for fiscal years 2013 and 2012:

	Fiscal Year Ended
	June 29, 2013	June 30, 2012
Communication	29%	36%
Consumer	24	20
Gaming	22	18
Transaction Printer	11	12
Industrial and Commercial Printer	8	7
Computer and Peripheral	6	7
Total	100%	100%
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
Due to increased profitability, revenue growth, and new customer programs, we utilized all remaining domestic and foreign net operating loss carryforwards (NOLs) during fiscal year 2012. As a result, there was no remaining deferred tax asset as of June 30, 2012 related to NOLs. In addition, we continually review our requirements for liquidity domestically to fund revenue growth and to look for potential future acquisitions. We continue to anticipate repatriating a portion of our unremitted foreign earnings. The associated taxes and potential foreign tax credits are included in the income tax calculation. For further information on taxes please review footnote 6 of the “Notes to Consolidated Financial Statements.”
Capital Resources and Liquidity
Operating Cash Flow
Net cash provided by operating activities for fiscal year 2014 was $1.5 million compared to net cash provided by operating activities of $29.3 million and net cash used in operating activities of $5.1 million in fiscal years 2013 and 2012, respectively.
The working capital year-over-year change is primarily related to a $10.5 million increase in inventory, a $2.7 million increase in accounts receivable, partially offset by a $6.1 million increase in accounts payable. The working capital changes during fiscal year 2013 are primarily due to a $13.3 million decrease in inventory and a $13.6 million decrease in accounts receivable, which were partially offset by a $16.6 million decrease in accounts payable.
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
Investing Cash Flow
Cash flows used in investing activities were $13.8 million, $3.3 million, and $4.6 million in fiscal years 2014, 2013 and 2012, respectively. Our primary investing activity during fiscal year 2014 was the acquisition of Sabre as discussed in further detail in Footnote 14 of the "Notes to Consolidated Financial Statements." In addition, investing cash flows consists of capital expenditures to purchase sheet metal and plastic injection molding equipment to support production.
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds and available borrowing capacities.
Financing Cash Flow
Cash flows provided by financing activities were $7.3 million in fiscal year 2014 as compared to cash flows used in financing activities of $15.7 million and cash flows provided by financing activities of $9.0 million in fiscal years 2013 and 2012, respectively. Our primary financing activities in fiscal years 2014, 2013, and 2012 was borrowing and repayment under our revolving line of credit facility and principal payments on our capital lease obligations. Our credit agreement with Wells Fargo Bank, N.A. provides a revolving line of credit facility of up to $30.0 million. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. The Company did not have an outstanding balance on the line of credit as of June 28, 2014. We had availability to borrow $30.0 million under the Wells Fargo line of credit and we were in compliance with our loan covenants. During fiscal year 2014, cash provided by financing activities also reflected payments of $0.6 million on capital leases. Additionally, the Company received $7.9 million in cash as a result of our accounts receivable purchase program with Wells Fargo Bank, N.A. during fiscal year 2014. The Company did not receive any cash related to the accounts receivable purchase program during fiscal years 2013 and 2012.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future.

As of June 28, 2014, we had approximately $0.8 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company could be subject to additional income taxes payable in the U.S. The total amount of U.S. taxes required to be paid for the amount of foreign subsidiary cash on hand as of June 28, 2014 would approximate $82,000. The Company also has approximately $23.8 million of foreign earnings that has not been repatriated back to the U.S. Of that amount, the Company estimates that $10.5 million is to be repatriated in the future, requiring U.S. taxes of $1.5 million that is currently accrued in our deferred tax liabilities. The remaining $13.3 million is considered to be permanently reinvested in Mexico and China. If these amounts were required to be repatriated it would create an additional $2.8 million U.S. tax liability.
Contractual Obligations and Commitments
In the normal course of business, we enter into contracts which obligate us to make payments in the future. The table below sets forth our significant future obligations by fiscal year:
Payments Due by Fiscal Year (in thousands)

	Total	2015	2016	2017	2018	2019	Thereafter
Wells Fargo Bank N.A. revolving loan (1)	$—	$—	$—	$—	$—	$—	$—
Operating leases (2)	8,169	2,806	1,776	900	755	757	1,175
Purchase orders (3)

(1)
The terms of the Wells Fargo Bank N.A. revolving loan are discussed in the consolidated financial statements at Note 4, “Long-Term Debt.” As of June 28, 2014, we were in compliance with our loan covenants. Breaching these covenants could have resulted in a material impact on our operations or financial condition and could impact our ability to borrow under this facility in the future.

(2)
We maintain vertically integrated manufacturing operations in Mexico and China. We lease some of our administrative and manufacturing facilities. A complete discussion of properties can be found in Part 1, Item 2 at “Properties.” Leases have proven to be an acceptable method for us to acquire new or replacement equipment and to maintain facilities with a minimum impact on our short term cash flows for operations. In addition, such operations are heavily dependent upon technically superior manufacturing equipment including molding machines in various tonnages, Surface Mount Technology (SMT) lines, clean rooms, and automated insertion, and test equipment for the various products we are capable of producing.

(3)
As of June 28, 2014, we had open purchase order commitments for materials and other supplies of approximately $47.7 million. Included in the open purchase orders are various blanket orders for annual requirements. Actual needs under these blanket purchase orders fluctuate with our manufacturing levels. In addition, we have contracts with our customers that minimize our exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with our suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations.

On September 3, 2014, the Company acquired CDR Manufacturing resulting in an increase in our operating leases; however, the amount is yet to be determined.
In addition to the cash requirements presented above, we have various other accruals which are not included in the table above. For example, we owe our suppliers approximately $32.5 million for accounts payable and shipments in transit at the end of the fiscal year. We generally pay our suppliers in a range from 30 to 120 days depending on terms offered. These payments are financed by operating cash flows and our revolving line of credit. Also, the Company had a net liability of $7.9 million to WFB for accounts receivables transferred as of June 28, 2014.
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
Allowance for Doubtful Accounts
We value our accounts receivable net of an allowance for doubtful accounts. As of June 28, 2014, we deemed that no allowance was necessary. The allowance for doubtful accounts was $40,000 as of June 29, 2013. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.
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
Long-Term Incentive Compensation Accrual
Long-term incentive compensation is recognized as expense ratably over the requisite service period of the award which is generally three years. The Board of Directors approve target performance measures for the three year period for each of the Company’s officers and non-employee Directors. Performance measures are based on a combination of sales growth targets and return on invested capital targets. No cash awards will be made to participants if actual Company performance does not exceed the minimum target performance measures. The calculation used to determine the necessary accrual uses a combination of actual results and projected results. We believe that our estimates are based upon outcomes that are reasonably likely to occur. These estimates and assumptions are based on historical results as well as future expectations. Actual results could vary from our estimates and assumptions.
Impairment of Goodwill
In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value then the Company is not required to take further action. However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired. In the event that goodwill is impaired, an impairment charge to earnings would become necessary. The Company also has the option to bypass the qualitative assessment for goodwill in any period and proceed directly to performing the quantitative impairment test.

New and Future Accounting Pronouncements
See Note 1 to our consolidated financial statements.

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility is secured by substantially all of our assets. The interest rates applicable to our revolving credit facility fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. The Company did not have an outstanding balance on the line of credit as of June 28, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility.
In addition, we are subject to market risk related to our trade accounts receivable transfer program. The interest rates applicable to our trade accounts receivable transfer program fluctuate with the Wells Fargo Bank, N.A. LIBOR rates. As of June 28, 2014, the Company had a net liability to WFB of $7.9 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 5 – “Trade Accounts Receivable Transfer Program” to the Consolidated Financial Statements for additional information.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was $62.4 million of foreign currency forward contracts outstanding as of June 28, 2014. The fair value of these contracts was approximately $3.6 million. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Key Tronic Corporation
Spokane Valley, Washington
We have audited the accompanying consolidated balance sheets of Key Tronic Corporation as of June 28, 2014 and June 29, 2013 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 28, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Tronic Corporation at June 28, 2014 and June 29, 2013, and the results of its operations and its cash flows for each of the three years in the period ended June 28, 2014, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Key Tronic Corporation's internal control over financial reporting as of June 28, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 5, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington
September 5, 2014

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 28, 2014	June 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$5,803	$10,819
Trade receivables, net	49,658	47,009
Inventories	55,634	44,664
Deferred income tax asset	935	1,767
Other	11,186	7,508
Total current assets	123,216	111,767
Property, plant and equipment, net	23,596	17,911
Other assets:
Deferred income tax asset	3,325	3,179
Other	2,712	2,273
Goodwill	1,740	—
Other intangible assets	2,071	—
Total other assets	9,848	5,452
Total assets	$156,660	$135,130
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,459	$26,400
Accrued compensation and vacation	7,562	7,413
Current portion of debt	7,853	576
Other	4,293	3,551
Total current liabilities	52,167	37,940
Long-term liabilities:
Deferred income tax liability	270	1,585
Other long-term obligations	578	1,445
Total long-term liabilities	848	3,030
Total liabilities	53,015	40,970
Commitments and contingencies (Note 4 and 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,547 and 10,502 shares, respectively	44,151	43,369
Retained earnings	57,091	49,478
Accumulated other comprehensive income	2,403	1,313
Total shareholders’ equity	103,645	94,160
Total liabilities and shareholders’ equity	$156,660	$135,130
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Net sales	$305,394	$361,033	$346,475
Cost of sales	278,540	326,521	316,639
Gross profit	26,854	34,512	29,836
Research, development and engineering expenses	5,586	5,156	4,444
Selling, general and administrative expenses	11,964	11,230	11,041
Total operating expenses	17,550	16,386	15,485
Operating income	9,304	18,126	14,351
Interest expense, net	81	271	510
Income before income taxes	9,223	17,855	13,841
Income tax provision	1,610	5,272	2,215
Net income	$7,613	$12,583	$11,626
Net income per share — Basic	$0.72	$1.20	$1.11
Weighted average shares outstanding — Basic	10,528	10,490	10,447
Net income per share — Diluted	$0.67	$1.12	$1.07
Weighted average shares outstanding — Diluted	11,358	11,252	10,838
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Comprehensive income:
Net income	$7,613	$12,583	$11,626
Other comprehensive income:
Unrealized gain (loss) on foreign exchange contracts, net of tax	1,090	1,972	(2,399)
Comprehensive income	$8,703	$14,555	$9,227

Other comprehensive income for fiscal years 2014, 2013, and 2012 is reflected net of tax expense (benefit) of approximately $0.6 million, $1.0 million and $(1.2) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Operating activities:
Net income	$7,613	$12,583	$11,626
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	3,829	2,965	2,333
Excess tax benefit from exercise of stock options	(73)	(103)	(509)
Provision for obsolete inventory	257	525	762
Provision for warranty	35	26	60
Provision for (recovery of) doubtful accounts	37	62	(111)
Loss on disposal of fixed assets	12	27	5
Share-based compensation expense	659	848	624
Deferred income taxes	(687)	2,493	221
Deferred compensation	—	(546)	—
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(2,686)	13,638	(20,268)
Inventories	(10,450)	13,250	(17,647)
Other assets	(3,145)	(2,381)	(1,732)
Accounts payable	6,059	(16,625)	16,876
Accrued compensation and vacation	149	1,148	1,829
Other liabilities	(151)	1,372	865
Cash provided by (used in) operating activities	1,458	29,282	(5,066)
Investing activities:
Payment for acquisition	(6,027)	—	—
Purchase of property and equipment	(7,763)	(3,470)	(4,654)
Proceeds from sale of fixed assets	—	27	9
Proceeds from life insurance	—	144	—
Cash used in investing activities	(13,790)	(3,299)	(4,645)
Financing activities:
Payment of financing costs	(84)	(75)	(75)
Principal payments on capital lease obligations	(576)	(729)	(689)
Borrowings under revolving credit agreement	8,212	66,528	114,591
Repayment of revolving credit agreement	(8,212)	(81,539)	(105,580)
Proceeds from accounts receivable purchase agreement	7,853	—	—
Excess tax benefit from exercise of stock options	73	103	509
Proceeds from exercise of stock options	50	46	225
Cash (used in) provided by financing activities	7,316	(15,666)	8,981
Net (decrease) increase in cash and cash equivalents	(5,016)	10,317	(730)
Cash and cash equivalents, beginning of period	10,819	502	1,232
Cash and cash equivalents, end of period	$5,803	$10,819	$502
Supplemental cash flow information:
Interest payments	$90	$317	$443
Income tax payments, net of refunds	$2,184	$2,708	$1,412
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, July 2, 2011	10,399	$41,014	$25,269	$1,740	$68,023
Net Income	—	—	11,626	—	11,626
Unrealized loss on foreign exchange contracts, net	—	—	—	(2,399)	(2,399)
Exercise of stock options	82	225	—	—	225
Share-based compensation	—	624	—	—	624
Tax benefit from exercise of stock options	—	509	—	—	509
Balances, June 30, 2012	10,481	$42,372	$36,895	$(659)	$78,608
Net Income	—	—	12,583	—	12,583
Unrealized gain on foreign exchange contracts, net	—	—	—	1,972	1,972
Exercise of stock options	21	46	—	—	46
Share-based compensation	—	848	—	—	848
Tax benefit from exercise of stock options	—	103	—	—	103
Balances, June 29, 2013	10,502	$43,369	$49,478	$1,313	$94,160
Net income	—	—	7,613	—	7,613
Unrealized gain on foreign exchange contracts, net	—	—	—	1,090	1,090
Exercise of stock options	45	50	—	—	50
Share-based compensation	—	659	—	—	659
Tax benefit from exercise of stock options	—	73	—	—	73
Balances, June 28, 2014	10,547	$44,151	$57,091	$2,403	$103,645
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include the allowance for doubtful receivables, the provision for obsolete and non-saleable inventories, deferred tax assets and liabilities, uncertain tax positions, valuation of goodwill, impairment of long-lived assets, medical self-funded insurance liability, long-term incentive compensation accrual, the provision for warranty costs, and the fair values of options and stock appreciation rights granted under the Company’s stock-based compensation plans. Due to uncertainties with respect to the assumptions and estimates, actual results could differ from those estimates.
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

Impairment of Goodwill
The Company records intangible assets that are acquired individually or with a group of other assets in the financial statements at acquisition. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value.
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
Revenues and associated costs from engineering design, development services and tooling, which are performed under contract of short term durations, are recognized only after the completed performance of the service. Revenue from engineering design, development services and tooling represented approximately 3.4 percent, 2.5 percent and 2.1 percent of total revenue in fiscal years 2014, 2013, and 2012, respectively.
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

We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments based on new assessments and changes in estimates and which may not accurately forecast actual outcomes. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax provision. To date, we have not incurred charges for interest or penalties in relation to the underpayment of income taxes. The tax years 1997 through the present remain open to examination by the major U.S. taxing jurisdictions to which we are subject. Refer to Note 6 for further discussions.
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at June 28, 2014 and June 29, 2013, reasonably approximate their fair value. As of June 28, 2014 and June 29, 2013, the Company did not have an outstanding balance on the line of credit.
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

Newly Adopted and Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities. The amendments in this Update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for fiscal years beginning after January 1, 2013 and for interim periods within those fiscal years. The amendments of ASU 2011-11 did not have a material impact on the Company’s consolidated financial statements.
In January 2013, the FASB issued Accounting Standards Update 2013-01 (ASU 2013-01), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The main objective in developing this Update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet Topic 210: Disclosures about Offsetting Assets and Liabilities. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments of ASU 2013-01 did not have a material impact on the Company’s consolidated financial statements.
In February 2013, the FASB issued Accounting Standards Update 2013-02 (ASU 2013-02), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those annual periods. The amendments of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.
In July 2013, the FASB issued Accounting Standards Update 2013-11 (ASU 2013-11), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists a consensus of the FASB Emerging Issues Task Force. The objective of this Update is to eliminate the diversities that exist in financial statement presentation. The amendments aim at attaining this objective by giving explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments of ASU 2013-11 did not have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Companies have the option of using either a full or modified retrospective approach in applying this standard. The Company is in the process of assessing the impact of ASU 2014-09 on its consolidated financial statements.
Management has assessed the potential impact of recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to the Company, or are not anticipated to have a material impact on the consolidated financial statements.
Fiscal Year
The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2014, 2013, and 2012, ended on June 28, 2014, June 29, 2013, and June 30, 2012, respectively and each year was a 52 week year.

2. INVENTORIES
The components of inventories consist of the following (in thousands):

	June 28, 2014	June 29, 2013
Finished goods	$5,826	$7,097
Work-in-process	7,068	5,098
Raw materials and supplies	42,740	32,469
	$55,634	$44,664

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	Life	June 28, 2014	June 29, 2013
	(in years)	(in thousands)
Land	—	$2,670	$2,629
Buildings and improvements	3 to 30	19,839	18,919
Equipment	1 to 10	44,257	37,317
Furniture and fixtures	3 to 5	3,029	2,730
		69,795	61,595
Accumulated depreciation		(46,199)	(43,684)
		$23,596	$17,911

4. LONG-TERM DEBT
Note Payable - Bank
On October 15, 2010, the Company entered into an amended credit agreement with Wells Fargo Bank, N.A. thereby increasing its revolving line of credit for up to $30.0 million. On November 8, 2013, the Company entered into a third amendment to the credit agreement extending the term to October 15, 2018. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 1.75%, LIBOR plus 2.0% or LIBOR plus 2.25% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The revolving line of credit is secured by substantially all of the assets of the Company.
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
As of June 28, 2014, the Company had availability to borrow $30.0 million under the line of credit. The Company did not have an outstanding balance on the line of credit as of June 28, 2014 or June 29, 2013.
5. TRADE ACCOUNTS RECEIVABLE PURCHASE PROGRAM
On June 25, 2014, the Company entered into an Account Purchase Agreement with Wells Fargo Bank, N.A. ("WFB") which provides that the Company may sell and assign to WFB and WFB may purchase from Company the accounts receivable of certain Company customers in a maximum aggregate amount of $50.0 million. The initial term of the agreement is 36 months with successive 12 month renewal terms. For the year ended June 28, 2014, total accounts receivables transferred was approximately $9.0 million. The receivables that were transferred remain on our consolidated balance sheet and the cash received was reflected as cash provided by financing activities in the consolidated statements of cash flows. As of June 28, 2014, the Company's net liability to WFB for accounts receivables transferred was $7.9 million classified as current portion of debt.

6. INCOME TAXES
Income tax provision consists of the following:

	Fiscal Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(in thousands)
Current income tax provision:
United States	$1,220	$1,729	$1,483
Foreign	1,017	1,050	511
	2,237	2,779	1,994
Deferred income tax provision:
United States	1,566	2,049	(85)
Foreign	(2,193)	444	306
	(627)	2,493	221
Total income tax provision	$1,610	$5,272	$2,215
The Company has total tax credit carryforwards of approximately $9.3 million at June 28, 2014. Included in total tax credits carryforwards is approximately $5.1 million in research and development (R&D) tax credits.
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
Management has reviewed and updated as necessary estimates of future repatriations of the undistributed earnings of its foreign subsidiaries. Based on this analysis, management expects to repatriate a portion of the foreign undistributed earnings based on increased sales growth driving additional U.S. capital requirements, cash requirements for potential acquisitions and to potentially implement certain tax strategies. No foreign earnings were repatriated from either foreign subsidiary during fiscal 2014 or 2013. The Company currently estimates that future repatriations from foreign subsidiaries will approximate $10.5 million. As such, as earnings are recognized in the United States, the Company would be subject to U.S. federal and state income taxes and potential withholding taxes estimated to be approximately $4.9 million. Both the domestic tax and estimated withholding tax have been recorded as part of deferred taxes as of June 28, 2014. Included in tax credits is $3.4 million related to foreign tax credits that can be used to offset future domestic income tax. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed asset purchases in foreign locations.
The Company has not provided for U.S. income taxes or foreign withholding taxes on approximately $13.3 million of earnings from foreign subsidiaries which are permanently reinvested outside the U.S. The unrecognized net tax provision, after netting U.S. federal and state income tax and any related foreign tax credits, would be approximately $2.8 million associated with these earnings.
In recent years, the Company's wholly owned foreign subsidiary in Mexico has been subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). However, effective January 1, 2014, IETU was repealed as part of a larger reform of the Mexican tax system and the impact of the repeal was recognized as a discrete tax benefit of $1.5 million during the second quarter of fiscal year 2014. The Company is now subject to the general Mexican tax regime (ISR). The effects of IETU and ISR have been included in the effective tax rate for the year ended June 28, 2014.

The Company’s effective tax rate differs from the federal tax rate as follows:

	Fiscal Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(in thousands)
Federal income tax provision at statutory rates	$3,136	$6,071	$4,706
Foreign tax rate differences	(439)	(625)	(361)
Effect of income tax credits	(202)	(340)	(2,104)
Effect of repatriation of foreign earnings, net	287	188	—
Other	330	235	436
Change in valuation allowance	—	(257)	(462)
Effect of IETU repeal	(1,502)	—	—
Income tax provision	$1,610	$5,272	$2,215
The domestic and foreign components of income before income taxes were:

	Fiscal Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(in thousands)
Domestic	$4,687	$12,863	$10,666
Foreign	4,536	4,992	3,175
Income before income taxes	$9,223	$17,855	$13,841
Deferred income tax assets and liabilities consist of the following at:

	June 28, 2014	June 29, 2013
	(in thousands)
Deferred tax assets:
Tax credit carryforwards, net	$2,795	$3,414
Foreign subsidiaries – future tax credits	2,767	3,389
Inventory	—	131
Accruals	2,855	1,925
Fixed Assets	602	755
Other	75	185
Deferred income tax assets	$9,094	$9,799
Deferred tax liabilities:
Foreign subsidiaries – unremitted earnings	(4,240)	(4,115)
Fixed assets	—	(1,617)
Mark-to-market adjustments	(1,237)	(678)
Other	(185)	(28)
Deferred income tax liabilities	$(5,662)	$(6,438)
Net deferred income tax assets	$3,432	$3,361
Balance sheet caption reported in:
Current deferred income tax asset	$935	$1,767
Long-term deferred income tax asset	3,325	3,179
Current deferred income tax liability (classified as Other current liabilities)	(558)	—
Long-term deferred income tax liability	(270)	(1,585)
Net deferred income tax asset	$3,432	$3,361
The Company has R&D tax credits that approximate $5.1 million that have 20 year carryforwards before expiring. The Company’s R&D tax credits expire in various fiscal years from 2019 to 2033. The Company also has alternative minimum tax credits, which do not expire, approximating $726,000.

Uncertain Tax Positions
As of June 28, 2014, the Company had unrecognized tax benefits of $3.1 million related to its gross R&D tax credits. The unrecognized tax benefits relate to certain R&D tax credits generated from 1999 to 2013.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(in thousands)
Beginning Balance	$3,031	$3,003	$781
Additions based on tax positions related to the current year	41	97	2,222
Reductions for tax provisions of the prior years	—	(69)	—
Ending Balance	$3,072	$3,031	$3,003
The increase from the prior year is due to additional R&D credits that were recorded in 2014 as discussed above. Management does not anticipate any material changes to this amount during the next 12 months.
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
7. EARNINGS PER SHARE
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

	Fiscal Year Ended (in thousands, except per share information)
	June 28, 2014	June 29, 2013	June 30, 2012
Net income	$7,613	$12,583	$11,626
Weighted average shares outstanding– basic	10,528	10,490	10,447
Effect of dilutive common stock options and awards	830	762	391
Weighted average shares outstanding – diluted	11,358	11,252	10,838
Earnings per share – basic	$0.72	$1.20	$1.11
Earnings per share – diluted	$0.67	$1.12	$1.07
Antidilutive options not included in diluted earnings per share	208	—	—

8. STOCK OPTION AND BENEFIT PLANS
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

On July 31, 2013, the Company granted 213,166 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $11.34 and a grant date fair value of $4.67, as of June 28, 2014, 208,166 remain outstanding. The grant date fair value for the awards granted during fiscal year 2014 were estimated using the Black Scholes option valuation method with the following weighted average assumptions as July 31, 2013:

Fiscal Year 2014
July 31, 2013
Expected dividend yield	—%
Risk – free interest rate	1.16%
Expected volatility	52.12%
Expected life	4.00
On July 25, 2012, the Company granted 210,666 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $7.44 and a grant date fair value of $3.71, as of June 28, 2014, 203,166 remain outstanding. The grant date fair value for the awards granted during fiscal year 2013 were estimated using the Black Scholes option valuation method with the following weighted average assumptions as July 25, 2012:

Fiscal Year 2013
July 25, 2012
Expected dividend yield	—%
Risk – free interest rate	0.46%
Expected volatility	66.50%
Expected life	4.00
On July 27, 2011, the Company granted 184,666 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $4.40 and a grant date weighted average fair market value of $2.20, as of June 28, 2014, 172,666 remain outstanding. On January 26, 2012, the Company granted 32,000 SARs under the 2010 Incentive Plan to certain key employees at a strike price of $6.30 and grant date weighted average fair market value of $3.08, as of June 28, 2014, 25,000 remain outstanding. The grant date fair value for the awards granted during fiscal year 2012 were estimated using the Black Scholes option valuation method with the following weighted average assumptions at each of the respective grant dates:

	Fiscal Year 2012
	January 26, 2012	July 27, 2011
Expected dividend yield	—%	—%
Risk – free interest rate	0.52%	1.16%
Expected volatility	64.90%	65.50%
Expected life	4.00	4.00
Share-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. Share-based compensation expense for fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012 was $0.7 million, $0.8 million and $0.6 million, respectively.
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
The intrinsic value for options exercised in fiscal years 2014, 2013 and 2012 was $0.4 million, $0.2 million and $0.3 million, respectively.
As of June 28, 2014, total unrecognized compensation expense related to nonvested share-based compensation arrangements was approximately $0.9 million. This expense is expected to be recognized over a weighted-average period of 1.77 years.

The following table summarizes the Company's stock options and SARs activity for all plans from June 29, 2013 through June 28, 2014:

	Shares Available For Grant	Options/SARs Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balances, June 29, 2013	263,168	961,692	$4,309	$5.87	2.6
Shares authorized	—	—	—	—	—
Options/SARs granted	(213,166)	213,166	—	11.34	—
Options forfeited	19,000	(19,000)	—	6.93	—
Options exercised	—	(89,930)	406	5.14	—
Balances, June 28, 2014	69,002	1,065,928	$4,096	$7.01	1.8
Exercisable at June 28, 2014		456,930	$2,679	$5.86	0.9
Additional information regarding stock options and SARs outstanding and exercisable as of June 28, 2014, is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs.)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$3.40 – $5.40	177,596	0.1	$4.37	4,930	$3.40
5.41 – 7.41	477,000	1.0	5.91	452,000	5.89
7.42 – 9.42	203,166	3.1	7.44	—	—
9.43 – 11.34	208,166	4.1	11.34	—	—
$3.40 to $11.34	1,065,928	1.8	$7.01	456,930	$5.86
The Company also has a defined contribution plan (401(k)) available to U.S. employees who have attained age 21. The Company contributes an amount equal to 100% of the employee’s contribution on the first 3% of the employee’s compensation and an additional 50% of the employee’s contribution on the following 2% of the employee’s compensation. Company contributions to the plan were approximately $0.6 million, $0.5 million, and $0.5 million during fiscal years 2014, 2013, and 2012, respectively.
9. COMMITMENTS AND CONTINGENCIES
Leases: As of June 28, 2014, the Company did not have any property and equipment financed under capital leases. The Company had equipment financed through capital leases with a net book value of $1.7 million and $1.9 million during fiscal years 2013 and 2012, respectively. The related depreciation expense was $0.3 million for fiscal years 2014, 2013 and 2012. As of June 28, 2014, the Company has operating leases for certain equipment and production facilities, which expire at various dates during the next ten years.
Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more at June 28, 2014, are summarized as follows (in thousands):

Fiscal Years Ending	Operating Leases
2015	$2,806
2016	1,776
2017	900
2018	755
2019	757
Thereafter	1,175
Total minimum lease payments	$8,169
On September 3, 2014, the Company acquired CDR Manufacturing resulting in an increase in our operating leases; however, the amount is yet to be determined.
Rental expense under operating leases was approximately $1.8 million, $1.5 million, and $1.5 million during fiscal years 2014, 2013, and 2012, respectively.

Warranty Costs: The Company provides warranties on certain product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. As of June 28, 2014, the reserve for warranty costs was approximately $11,000.
If actual return rates and/or repair and replacement costs differ significantly from estimates, adjustments to recognize additional cost of sales may be required in future periods. Warranty expense for fiscal years 2014, 2013 and 2012 was related to workmanship claims on keyboards and certain EMS products.
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
10. FAIR VALUE MEASUREMENTS
The Company has adopted ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and expands disclosures about fair value measurements. There are three levels of fair value hierarchy inputs used to value assets and liabilities which include: Level 1 – inputs are quoted market prices for identical assets or liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – inputs are unobservable inputs for the asset or liability. There have been no changes in the fair value methodologies used at June 28, 2014 and June 29, 2013.
The following table summarizes the Company’s financial assets and liabilities (only those required to be measured at fair value on a recurring basis) at fair value as of June 28, 2014 and June 29, 2013 (in thousands):

	June 28, 2014
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$3,641	$—	$3,641

	June 29, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$2,429	$—	$2,429
Financial Liabilities:
Foreign currency forward contracts	$—	$(434)	$—	$(434)
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

The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at June 28, 2014 and June 29, 2013, reasonably approximate their fair value. The Company’s long-term debt primarily consists of a revolving line of credit. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 1.75%, LIBOR plus 2.0% or LIBOR plus 2.25% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk. As a result of the determinable market rate for our revolving credit debt it is classified within Level 2 of the fair value hierarchy. The Company did not have an outstanding balance on the line of credit as of June 28, 2014 or June 29, 2013. Additionally, the Company has current debt related to its accounts receivable purchase program. Borrowings under this purchase program bear interest at daily one month LIBOR plus 2.25%. As a result of the determinable market rate for our accounts receivable purchase program it is classified within Level 2 of the fair value hierarchy. As of June 28, 2014, the Company had a net liability to WFB of $7.9 million, which reasonably approximates its fair value.
11. DERIVATIVE FINANCIAL INSTRUMENTS
As of June 28, 2014, the Company had outstanding foreign currency forward contracts of $62.4 million. These contract maturity dates extend through June 2017. As of June 28, 2014, the net amount of existing gains expected to be reclassified into earnings within the next 12 months is $1.4 million. During the fiscal year ended June 28, 2014, the Company entered into $15.2 million of foreign currency forward contracts and settled $22.5 million of such contracts. During the fiscal year ended June 29, 2013, the Company entered into $34.7 million of foreign currency forward contracts and settled $22.7 million of such contracts. During the fiscal year ended June 30, 2012, the Company entered into $41.1 million of foreign currency forward contracts and settled $21.2 million of such contracts.
Subsequent to June 28, 2014, the Company entered into $5.4 million of additional foreign currency forward contracts that extended our hedge position through September 2017.
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of June 28, 2014 and June 29, 2013 (in thousands):

		June 28, 2014	June 29, 2013
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other current assets	$2,034	$760
Foreign currency forward contracts	Other long-term assets	$1,607	$1,669
Foreign currency forward contracts	Other current liabilities	$—	$(145)
Foreign currency forward contracts	Other long-term liabilities	$—	$(289)
The following table summarizes the gain (loss) of derivative instruments on the Consolidated Statement of Operations for the fiscal year 2014 (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 29, 2013	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of June 28, 2014
Settled foreign currency forward contracts	$404	$421	$(825)	$—
Unsettled foreign currency forward contracts	909	1,494	—	2,403
Total	$1,313	$1,915	$(825)	$2,403
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
As of June 28, 2014, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our line of credit and foreign currency risk resulting from our China operations. The Company does not currently manage these risk exposures by using derivative instruments.
12. ENTERPRISE-WIDE DISCLOSURES
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of June 28, 2014, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services.
Products and Services
Of the revenues for the years ended June 28, 2014, June 29, 2013, and June 30, 2012, EMS sales and services were $303.1 million, $358.6 million and $343.7 million, respectively. Keyboard sales for the years ended June 28, 2014, June 29, 2013, and June 30, 2012 were $2.3 million, $2.4 million and $2.8 million, respectively.
Geographic Areas
Net sales and long-lived assets (property, plant, and equipment) by geographic area as of and for the years ended June 28, 2014, June 29, 2013 and June 30, 2012 are summarized in the following table. Net sales set forth below are based on the shipping destination. Long-lived assets information is based on the physical location of the asset.

	Fiscal Year Ended
	(in thousands)
	2014	2013	2012
Geographic net sales:
Domestic (U.S.)	$197,700	$246,059	$205,668
Foreign	107,694	114,974	140,807
Total	$305,394	$361,033	$346,475

Long-lived assets:
United States	$2,888	$2,045	$1,660
Mexico	19,577	14,539	14,111
China	1,131	1,327	1,535
Total	$23,596	$17,911	$17,306
Percentage of net sales made to customers located in the following countries:

	Fiscal Year Ended
	2014	2013	2012
United States	64.7%	68.2%	59.4%
Canada	16.5	22.4	28.8
Other foreign countries (a)	18.8	9.4	11.8
Total	100.0%	100.0%	100.0%
(a) No other individual foreign country accounted for 10% or more of the foreign sales in fiscal years 2014, 2013, or 2012.

Significant Customers
The percentage of net sales to and trade accounts receivables from significant customers were as follows:

	Percentage of Net Sales Fiscal Year			Percentage of Trade Accounts Receivable Fiscal Year
	2014	2013	2012	2014	2013
Customer A	20%	19%	16%	24%	24%
Customer B	15%	23%	29%	12%	21%
Customer C	15%	21%	17%	14%	13%
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
13. QUARTERLY FINANCIAL DATA (Unaudited)

	Fiscal Year Ended June 28, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$77,974	$78,250	$77,043	$72,127
Gross profit	6,622	6,950	6,607	6,675
Income before income taxes	2,438	2,350	2,196	2,239
Net income	1,705	3,114	1,414	1,380
Earnings per common share-basic	$0.16	$0.30	$0.13	$0.13
Earnings per common share-diluted	$0.15	$0.27	$0.12	$0.12
Weighted average shares outstanding
Basic	10,507	10,530	10,533	10,541
Diluted	11,336	11,354	11,350	11,346

	Fiscal Year Ended June 29, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$97,508	$94,567	$84,343	$84,615
Gross profit	9,475	9,496	7,860	7,681
Income before income taxes	5,580	5,240	3,555	3,480
Net income	3,744	3,579	2,863	2,397
Earnings per common share-basic	$0.36	$0.34	$0.27	$0.23
Earnings per common share-diluted	$0.33	$0.32	$0.25	$0.21
Weighted average shares outstanding
Basic	10,846	10,489	10,489	10,495
Diluted	11,210	11,303	11,319	11,323

14. ACQUISITION
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
15. GOODWILL AND OTHER INTANGIBLE ASSETS
In accordance with ASC 350 Intangibles – Goodwill and Other Intangibles, goodwill is not amortized, but must be analyzed for impairment at least annually. The Company recorded goodwill in connection with the Sabre acquisition resulting primarily from the synergies that resulted from the Company’s acquisition and the assembled workforce of Sabre. The goodwill is not amortized for financial accounting purposes but is deductible for tax purposes over a 15-year period.
On March 30, 2014, the Company completed its annual impairment test. The Company concluded that it is more likely than not that the fair value of goodwill is greater than the carrying value. As of June 28, 2014, goodwill was recorded at $1.7 million. As of June 29, 2013, there was no goodwill recorded in the Company’s Consolidated Balance Sheet.
The components of acquired intangible assets are as follows (in thousands):

	June 28, 2014
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	5	$372	$(74)	$298
Customer Relationships	10	1,970	(197)	1,773
Total		$2,342	$(271)	$2,071

Amortization expense for the year ended June 28, 2014 was approximately $0.3 million. No amortization expense related to intangible assets was recorded for the fiscal years ended June 29, 2013 or June 30, 2012.

Aggregate amortization expense relative to existing intangible assets by fiscal year is currently estimated to be as follows (in thousands):

Fiscal Years Ending	Amount
2015	$271
2016	271
2017	271
2018	271
2019	197
Thereafter	790
Total amortization expense	$2,071
16. SUBSEQUENT EVENT
On September 3, 2014, the Company acquired CDR Manufacturing, Inc. (dba Ayrshire Electronics), who provide printed circuit board assembly and other EMS services to a diversified customer base, including a number of large multi-national companies. The total cash payment of $46.9 million was funded through a term loan and our existing line of credit. The Company will incur costs related to due diligence and closing this acquisition that are yet to be determined. The Company has not yet determined the initial purchase price allocation in connection with the CDR Manufacturing acquisition.

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

Item 9A:	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our Company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of June 28, 2014, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 28, 2014. This assessment was based on the criteria established in Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of June 28, 2014, the Company’s internal control over financial reporting is effective based on that criteria.
The effectiveness of the Company's internal control over financial reporting as of June 29, 2013 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during our fourth fiscal quarter ended June 28, 2014 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Key Tronic Corporation
Spokane Valley, Washington
We have audited Key Tronic Corporation's internal control over financial reporting as of June 28, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Key Tronic Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A “Management's Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Key Tronic Corporation maintained, in all material respects, effective internal control over financial reporting as of June 28, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Key Tronic Corporation as of June 28, 2014 and June 29, 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 28, 2014 and our report dated September 5, 2014, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Spokane, Washington
September 5, 2014

Item 9B:	OTHER INFORMATION
None
PART III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
Information on the nominees for election as Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2014 fiscal year.
Executive Officers of the Registrant
This information is included in a separate item captioned “Executive Officers of the Registrant” in Item 1 of Part 1 of this report pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
Compliance with Section 16(a) of the Exchange Act:
Incorporated by reference to Key Tronic Corporation’s 2014 Proxy Statement to Shareholders.
Code of Conduct
The Board of Directors has adopted a written Code of Conduct which applies to its directors and employees, including its executive officers. The Code of Conduct is available on the Company’s website at www.keytronic.com. The Company intends to disclose on its website any amendments to or waivers of the Code of Conduct.

Item 11:	EXECUTIVE COMPENSATION
Information appearing under the caption “Executive Compensation” in the Company’s 2014 Proxy Statement is incorporated herein by this reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of June 28, 2014.
EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	1,065,928	$7.01	—
Equity compensation plans not approved by security holders	—	$—	—
Total	1,065,928	$7.01	—

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

Information under the caption “Beneficial Ownership of Securities” in the Company’s 2014 Proxy Statement is incorporated herein by this reference.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the caption “Related Person Transactions”, “Compensation Committee Interlocks and Insider Participation”, and “Directors’ Independence” in the Company’s 2014 Proxy Statement is incorporated herein by this reference.

Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information appearing under the caption “Principal Accountant Fees and Services” in the Company’s 2014 Proxy Statement is incorporated herein by this reference.
PART IV

Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. FINANCIAL STATEMENTS

2. SCHEDULES

II. Consolidated Valuation and Qualifying Accounts	58
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

SCHEDULE II
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED JUNE 28, 2014, JUNE 29, 2013, AND JUNE 30, 2012

	Fiscal Year Ended
	2014	2013	2012
	(in thousands)
Allowance for Obsolete Inventory
Balance at beginning of year	$381	$1,146	$732
Provisions	257	525	762
Dispositions	(306)	(1,290)	(348)
Balance at end of year	$332	$381	$1,146
Allowance for Doubtful Accounts
Balance at beginning of year	$40	$—	$111
Provisions	37	60	—
Write-offs	(77)	(20)	(111)
Balance at end of year	$—	$40	$—

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 5, 2014

KEY TRONIC CORPORATION

By:	/s/ Craig D. Gates
Craig D. Gates, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Craig D. Gates	September 5, 2014
Craig D. Gates	Date
Director and President and Chief Executive Officer (Principal Executive Officer)

/s/ Ronald F. Klawitter	September 5, 2014
Ronald F. Klawitter	Date
Director and Executive Vice President of Administration, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Brett R. Larsen	September 5, 2014
Brett R. Larsen	Date
Vice President of Finance and Controller (Principal Accounting Officer)

/s/ James R. Bean	September 5, 2014
James R. Bean, Director	Date

/s/ Yacov A. Shamash	September 5, 2014
Yacov A. Shamash, Director	Date

/s/ Patrick Sweeney	September 5, 2014
Patrick Sweeney, Director and Chairman of the Board	Date