Form 10-Q
period 2014-09-27
KEY TRONIC CORP
filed 2014-11-06
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED SEPTEMBER 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2014, 10,551,680 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We”, “us”, “our”, “Company”, “KeyTronicEMS” and “KeyTronic”, unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 27, 2014	June 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$967	$5,803
Trade receivables, net	74,706	49,658
Inventories	74,699	55,634
Deferred income tax asset	4,123	935
Other	14,575	11,186
Total current assets	169,070	123,216
Property, plant and equipment, net	30,431	23,596
Other assets:
Deferred income tax asset	—	3,325
Other	1,399	2,712
Goodwill	9,731	1,740
Other intangible assets	7,902	2,071
Total other assets	19,032	9,848
Total assets	$218,533	$156,660
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,979	$32,459
Accrued compensation and vacation	7,698	7,562
Current portion of debt	5,031	7,853
Other	7,017	4,293
Total current liabilities	68,725	52,167
Long-term liabilities:
Term loan - long term	30,000	—
Revolving loan	17,934	—
Deferred income tax liability	870	270
Other long-term obligations	436	578
Total long-term liabilities	49,240	848
Total liabilities	117,965	53,015
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,552 and 10,547 shares, respectively	44,333	44,151
Retained earnings	55,568	57,091
Accumulated other comprehensive income	667	2,403
Total shareholders’ equity	100,568	103,645
Total liabilities and shareholders’ equity	$218,533	$156,660
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	September 27, 2014	September 28, 2013
Net sales	$86,342	$77,974
Cost of sales	82,104	71,352
Gross profit	4,238	6,622
Research, development and engineering expenses	1,336	1,345
Selling, general and administrative expenses	4,607	2,817
Total operating expenses	5,943	4,162
Operating (loss) income	(1,705)	2,460
Interest expense, net	189	22
(Loss) income before income taxes	(1,894)	2,438
Income tax (benefit) provision	(371)	733
Net (loss) income	$(1,523)	$1,705
Net (loss) income per share — Basic	$(0.14)	$0.16
Weighted average shares outstanding — Basic	10,548	10,507
Net (loss) income per share — Diluted	$(0.14)	$0.15
Weighted average shares outstanding — Diluted	10,548	11,336
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three Months Ended
	September 27, 2014	September 28, 2013
Comprehensive (loss) income:
Net (loss) income	$(1,523)	$1,705
Other comprehensive (loss) income:
Unrealized loss on foreign exchange contracts, net of tax	(1,736)	(254)
Comprehensive (loss) income	$(3,259)	$1,451
Other comprehensive (loss) income for the three months ended September 27, 2014 and September 28, 2013 is reflected net of tax benefits of approximately $(1.0) million and $(0.1) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	September 27, 2014	September 28, 2013
Operating activities:
Net (loss) income	$(1,523)	$1,705
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	1,269	864
Excess tax benefit from exercise of stock options	—	(77)
Provision for obsolete inventory	118	102
Provision for warranty	14	1
Provision for doubtful accounts	74	—
Loss on disposal of assets	(6)	—
Share-based compensation expense	165	154
Deferred income taxes	1,815	(46)
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(3,911)	(1,561)
Inventories	2,589	(191)
Other assets	(3,303)	(2,031)
Accounts payable	5,450	1,200
Accrued compensation and vacation	(2,052)	(1,406)
Other liabilities	(2,837)	(317)
Cash used in operating activities	(2,138)	(1,603)
Investing activities:
Payment for acquisition, net of cash acquired	(47,763)	(6,027)
Purchase of property and equipment	(2,248)	(1,134)
Proceeds from sale of fixed assets	2,195	—
Cash used in investing activities	(47,816)	(7,161)
Financing activities:
Payment of financing costs	(11)	—
Proceeds from long term debt	35,000	—
Principal payments on capital lease obligations	—	(189)
Borrowings under revolving credit agreement	39,552	—
Repayment of revolving credit agreement	(21,618)	—
Proceeds from accounts receivable purchase agreement	1,147	—
Payments towards accounts receivable purchase agreement	(8,969)	—
Excess tax benefit from exercise of stock options	—	77
Proceeds from exercise of stock options	17	17
Cash provided by (used in) financing activities	45,118	(95)
Net decrease in cash and cash equivalents	(4,836)	(8,859)
Cash and cash equivalents, beginning of period	5,803	10,819
Cash and cash equivalents, end of period	$967	$1,960
Supplemental cash flow information:
Interest payments	$286	$26
Income tax payments, net of refunds	$198	$135
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balances, June 28, 2014	10,547	$44,151	$57,091	$2,403	$103,645
Net loss	—	—	(1,523)	—	(1,523)
Unrealized loss on foreign exchange contracts, net	—	—	—	(1,736)	(1,736)
Exercise of stock options	5	17	—	—	17
Share-based compensation	—	165	—	—	165
Balances, September 27, 2014	10,552	$44,333	$55,568	$667	$100,568
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements as of and for the period ended September 27, 2014 include the impact of the acquisition of Ayrshire on September 3, 2014 (see Note 12). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2014.
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three month periods ended September 27, 2014 and September 28, 2013 were 13 week periods. Fiscal year 2015 will end on June 27, 2015 which is a 52 week year, and fiscal year 2014 which ended on June 28, 2014, was also a 52 week year.

2.	Significant Accounting Policies
Reclassifications
Certain prior period reclassifications were made to conform with the current period presentation. These reclassifications had no effect on reported income, comprehensive income, cash flows, total assets, or shareholders' equity as previously reported.
Earnings Per Common Share
Basic earnings per common share (EPS) is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net (loss) income by the combination of other potentially dilutive weighted average common shares and the weighted average number of common shares outstanding during the period using the treasury stock method. The computation assumes the proceeds from the exercise of equity awards were used to repurchase common shares at the average market price during the period. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of common stock equivalent shares that would have an anti-dilutive effect on EPS.
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

Income Taxes
We compute our interim income tax provision through the use of an estimated annual effective tax rate (ETR) applied to year-to-date operating results and specific events that are discretely recognized as they occur. In determining the estimated annual ETR, we analyze various factors, including projections of our annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual ETR. Refer to Note 6 for further discussions.
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Companies have the option of using either a full or modified retrospective approach in applying this standard. The Company is in the process of assessing the impact of ASU 2014-09 on its consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update 2014-15 (ASU 2014-15), Presentation of Financial Statements - Going Concern. The guidance in this Update applies to all entities. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The amendments of ASU 2014-15, when adopted, are not expected to have a material impact on the Company's consolidated financial statements.

Management has assessed the potential impact of recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to the Company, or are not anticipated to have a material impact on the consolidated financial statements.

3.	Inventories
The components of inventories consist of the following (in thousands):

	September 27, 2014	June 28, 2014
Finished goods	$10,321	$5,826
Work-in-process	13,635	7,068
Raw materials and supplies	50,743	42,740
	$74,699	$55,634

4.	Long-Term Debt
On September 3, 2014, the Company entered into an amended and restated credit agreement extending the agreement term on our $30.0 million revolving line of credit facility to August 31, 2019. In addition, the Company added a five-year term loan in the amount of $35.0 million used to acquire all of the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics). For further information on the acquisition of Ayrshire see footnote 12 of the “Notes to Consolidated Financial Statements.”
The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under the revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 1.75%, LIBOR plus 2.00%, or LIBOR plus 2.25% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The revolving line of credit is secured by substantially all of the assets of the Company.
As of September 27, 2014, the Company had an outstanding balance under the credit facility of $17.9 million, $0.3 million in outstanding letters of credit and $11.7 million available for future borrowings. The interest rate on the outstanding line of credit balance was in the range of 2.23% - 3.25%. The Company did not have an outstanding balance on the credit facility as of June 28, 2014.
The outstanding principal balance of the term loan bears interest at a fixed rate per annum of the daily one month LIBOR plus 1.75%, 2.00% or 2.25% depending on the ratio of the Company’s funded debt to EBITDA, except that the term loan will bear interest at LIBOR plus 2.00% from September 3, 2014 through December 14, 2014 regardless of the Company’s cash flow leverage ratio. Principal on the term loan is payable in equal quarterly installments of $1.25 million commencing December 15, 2014 and continuing through June 15, 2019, with a final installment of all remaining unpaid principal due on August 31, 2019. The company had an outstanding balance of $35.0 million under the term loan as of September 27, 2014.
The Company must comply with certain financial covenants, including a cash flow leverage ratio, an asset coverage ratio, and a fixed charge coverage ratio. The credit agreement requires the Company to maintain a minimum profit threshold, limits the maximum capital lease expenditures and restricts the Company from declaring or paying dividends in cash or stock. The Company is in compliance with all financial covenants for all periods presented.

5.	Trade Accounts Receivable Purchase Program
On June 25, 2014, the Company entered into an Account Purchase Agreement with Wells Fargo Bank, N.A. ("WFB") which provides that the Company may sell and assign to WFB and WFB may purchase from Company the accounts receivable of certain Company customers in a maximum aggregate amount of $50.0 million. The initial term of the agreement is 36 months with successive 12 month renewal terms. No accounts receivables were transferred during the three months ended September 27, 2014. As of June 28, 2014, total accounts receivables transferred was approximately $9.0 million. The receivables that were transferred remained on our consolidated balance sheet.
As of September 27, 2014, the Company’s net liability to WFB for accounts receivables transferred was approximately $31,000 classified as current portion of debt. As of June 28, 2014, the Company’s net liability to WFB for accounts receivables transferred was approximately $7.9 million classified as current portion of debt.

6.	Income Taxes
The Company expects to repatriate a portion of its foreign earnings based on increased sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $10.9 million of foreign earnings in the future. As such, these earnings would be recognized in the United States, and the Company would be subject to U.S. federal income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax of expected repatriation of foreign earnings have been recorded as part of deferred taxes as of September 27, 2014. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
The acquisition of Ayrshire, which was completed during the first quarter of fiscal year 2015, resulted in the recognition of approximately $2.4 million of net deferred tax liabilities. The transaction also resulted in the Company reassessing the rate at which its deferred tax assets and liabilities are measured due to state income tax filings of the acquired company. The impact of this change was not material to the financial statements.
The Company has available approximately $5.1 million of gross federal research and development tax credits as of September 27, 2014. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of September 27, 2014, the Company has recorded $3.1 million to date of gross unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $2.0 million.

7.	Earnings Per Share
The following table presents a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except per share information)
	September 27, 2014	September 28, 2013
Net (loss) income	$(1,523)	$1,705
Weighted average shares outstanding—basic	10,548	10,507
Effect of dilutive common stock options	—	829
Weighted average shares outstanding—diluted	10,548	11,336
Net (loss) income per share—basic	$(0.14)	$0.16
Net (loss) income per share—diluted	$(0.14)	$0.15
Antidilutive options and SARs not included in diluted earnings per share	793	213
8. Share-based Compensation
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
Total share-based compensation expense recognized during the three months ended September 27, 2014 and September 28, 2013 was approximately $165,000 and $154,000, respectively. As of September 27, 2014, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.8 million. This expense is expected to be recognized over a weighted average period of 1.57 years.
During the three months ended September 27, 2014, 4,930 options to purchase shares of common stock were exercised with an immaterial amount of intrinsic value and no SARs were exercised. During the three months ended September 28, 2013, 7,500 options to purchase shares of common stock were exercised and 15,000 SARs were exercised, with an intrinsic value of $0.1 million.
Subsequent to September 27, 2014, the Company granted 213,166 SARs with a strike price of $8.22 and a grant date fair value of $3.04.

9.	Commitments and Contingencies
Purchase Commitments
The Company had no material firm commitments to contractors or suppliers for capital expenditures as of September 27, 2014.
Leases
The Company leases certain facilities, equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates over the next ten years.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $33,000 and $11,000 as of September 27, 2014 and June 28, 2014, respectively.

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
The following table summarizes the fair value of assets/(liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of September 27, 2014 and June 28, 2014 (in thousands):

	September 27, 2014
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$1,406	$—	$1,406
Financial Liabilities:
Foreign currency forward contracts	$—	$(471)	$—	$(471)

	June 28, 2014
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$3,641	$—	$3,641

The Company currently has forward contracts to hedge known future cash outflows for expenses denominated in the Mexican peso. These contracts are measured on a recurring basis based on the foreign currency spot rates and forward rates quoted by banks or foreign currency dealers. These contracts are marked to market using level 2 input criteria every period with the unrealized gain or loss, net of tax, reported as a component of shareholders’ equity in accumulated other comprehensive (loss) income, as they qualify for hedge accounting.
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at September 27, 2014 and June 28, 2014, reasonably approximate their fair value. The Company’s long-term debt primarily consists of a revolving line of credit and a term loan. Borrowings under the revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. Borrowings under the term loan bear interest at a fixed rate per annum of the daily one month LIBOR plus 1.75%, 2.00% or 2.25% depending on the ratio of the Company’s funded debt to EBITDA, except that the term loan will bear interest at LIBOR plus 2.00% from September 3, 2014 through December 14, 2014 regardless of the Company’s cash flow leverage ratio. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk.
As a result of the determinable market rate for our revolving credit and term loan debt, they are classified within Level 2 of the fair value hierarchy. The discounted cash flow of the revolving line of credit is estimated to be $17.9 million as of September 27, 2014, with a carrying value that reasonably approximates the fair value. The Company did not have an outstanding balance on the line of credit as of June 28, 2014. The discounted cash flow of the term loan is estimated to be $35.0 million as of September 27, 2014, with a carrying value that reasonably approximates the fair value. The Company did not have an outstanding balance on the term loan as of June 28, 2014.
Additionally, the Company has current debt related to its accounts receivable purchase program. Borrowings under this purchase program bear interest at daily one month LIBOR plus 2.25%. As a result of the determinable market rate for our accounts receivable purchase program it is classified within Level 2 of the fair value hierarchy. As of September 27, 2014 and June 28, 2014, the Company had a net liability to WFB of $31,000 and $7.9 million, respectively, which reasonably approximates the fair value.

11.	Derivative Financial Instruments
As of September 27, 2014, the Company had outstanding foreign currency forward contracts with a total notional amount of $68.7 million. The maturity dates for these contracts extend through December 2017. For the three months ended September 27, 2014, the Company entered into foreign currency forward contracts of $11.6 million and settled $5.3 million of such contracts. For the three months ended September 28, 2013, the Company entered into $5.0 million of foreign currency forward contracts and settled $6.2 million of such contracts.
Subsequent to September 27, 2014, the Company entered into an interest rate swap contract with an effective date of September 1, 2015 and a termination date of September 3, 2019 with a notional amount of $25.0 million related to the borrowings outstanding under the Term Loan and line of credit. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counter party a fixed interest rate. The fixed interest rate for the contract is 1.97% that replaces the one month LIBOR rate component of our contractual interest to be paid to WFB as part of our debt facilities. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Term Loan, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge.
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of September 27, 2014 and June 28, 2014 (in thousands):

		September 27, 2014	June 28, 2014
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other current assets	$1,172	$2,034
Foreign currency forward contracts	Other long-term assets	$234	$1,607
Foreign currency forward contracts	Other current liabilities	$(35)	$—
Foreign currency forward contracts	Other long-term liabilities	$(436)	$—

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended September 27, 2014 and September 28, 2013, respectively (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 28, 2014	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of September 27, 2014
Settled foreign currency forward contracts for the three months ended September 27, 2014	$386	$158	$(544)	$—
Unsettled foreign currency forward contracts	2,017	(1,350)	—	667
Total	$2,403	$(1,192)	$(544)	$667

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 29, 2013	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of September 28, 2013
Settled foreign currency forward contracts for the three months ended September 28, 2013	$15	$60	$(75)	$—
Unsettled foreign currency forward contracts	1,298	(239)	—	1,059
Total	$1,313	$(179)	$(75)	$1,059
The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts are major financial institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote. As of September 27, 2014, the net amount of unrealized gain expected to be reclassified into earnings within the next 12 months is approximately $0.8 million. As of September 27, 2014, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

12.	Acquisitions
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
The Sabre acquisition was accounted for using the acquisition method of accounting whereby the total purchase price is allocated to tangible and intangible assets and liabilities based on their fair values on the date of acquisition. The Company determined the purchase price allocations on the acquisition based on estimates of the fair values of the assets acquired. Goodwill recorded in connection with the above acquisition is primarily attributable to the synergies expected to arise after the Company’s acquisition of the business and the assembled workforce of the acquired business.

On September 3, 2014, the Company acquired all of the outstanding stock of Ayrshire, resulting in Ayrshire becoming a wholly owned subsidiary of the Company. Ayrshire provides printed circuit board assembly and other electronic manufacturing services to a diversified customer base through manufacturing facilities operated by Ayrshire or its subsidiaries in Minnesota, Arkansas, Mississippi, and Kentucky and through a sheltered maquiladora facility in Reynosa, Mexico. The total cash payment of approximately $48.7 million was funded through borrowings on our term loan, revolving line of credit, and cash on hand. The Company incurred approximately $775,000 of costs related to due diligence and closing this acquisition and accrued an additional $200,000 for anticipated costs required to move its Reynosa operations to the Company's existing facility in Juarez, Mexico.
The preliminary allocation of Ayrshire's net purchase price resulted in $8.0 million of goodwill. The final allocation of the purchase price, which the Company expects to complete as soon as practical, may differ from the amounts included in these financial statements. Management does not expect the adjustments resulting from the purchase price allocation, if any, to have a material effect on the Company's financial position or results of operations.
The following table is an estimate of the purchase price for Ayrshire and the preliminary purchase price allocation (in thousands):

Estimated Fair Values
At September 3, 2014
Purchase price paid	$47,809
Cash acquired	(46)
Purchase price, net of cash received	$47,763

Cash	$46
Accounts Receivable	21,211
Inventories	21,772
Other Current Assets	2,346
Fixed Assets	7,823
Favorable Leases	2,941
Customer Relationships	2,833
Non-Compete Agreements	196
Goodwill	7,991
Other Assets	42
Accounts Payable	(11,070)
Accrued Salaries and Wages	(2,188)
Other Current Liabilities	(2,408)
Deferred Tax Liability	(3,726)
Fair value of Assets Acquired	$47,809
The following summary pro forma condensed consolidated financial information reflects the Ayrshire acquisition as if it had occurred on June 30, 2013 for purposes of the statements of income. This summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had this acquisition in fact occurred on June 30, 2013 and is not intended to project the Company’s results of operations for any future period.

Pro forma condensed consolidated financial information for the three months ended September 27, 2014 and September 28, 2013 (in thousands):

	Three Months Ended
	(unaudited)
	September 27, 2014	September 28, 2013
Net Sales	109,821	109,151
Net (loss) income	(905)	2,033

13.	Goodwill and Other Intangible Assets
In accordance with ASC 350 Intangibles – Goodwill and Other Intangibles, goodwill is not amortized, but must be analyzed for impairment at least annually. The Company recorded goodwill in connection with the Ayrshire and Sabre acquisitions resulting primarily from the synergies that resulted from the Company’s acquisitions and the assembled workforce. The goodwill is not amortized for financial accounting purposes.
On March 30, 2014, the Company completed its annual impairment test. The Company concluded that it is more likely than not that the fair value of goodwill is greater than the carrying value. As of September 27, 2014, goodwill was recorded at $9.7 million. As of June 28, 2014, goodwill was recorded at $1.7 million.
The components of acquired intangible assets are as follows (in thousands):

	September 27, 2014
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(98)	$470
Customer Relationships	10	4,803	(270)	4,533
Favorable Lease Agreements	4 - 7	2,941	(42)	2,899
Total		$8,312	$(410)	$7,902

	June 28, 2014
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	5	$372	$(74)	$298
Customer Relationships	10	1,970	(197)	1,773
Total		$2,342	$(271)	$2,071
Amortization expense was approximately $139,000 and $75,000 for the three months ended September 27, 2014 and September 28, 2013, respectively.
Aggregate amortization expense relative to existing intangible assets by fiscal year is currently estimated to be as follows (in thousands):

Fiscal Years Ending	Amount
2015 (1)	$846
2016	1,128
2017	1,128
2018	1,073
2019	818
Thereafter	2,909
Total amortization expense	$7,902
(1) Represents estimated amortization for the remaining nine-month period ending June 27, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
KeyTronicEMS is a leader in electronic manufacturing services (EMS) and solutions to original equipment manufacturers of a broad range of products including consumer products, communications, medical defense, automotive, electronics, educational, gaming, industrial and computer markets. We provide engineering services, worldwide procurement and distribution, materials management, world-class manufacturing and assembly services, in-house testing, and unparalleled customer service. Our international production capability provides our customers with benefits of improved supply-chain management, reduced inventories, lower transportation costs, and reduced product fulfillment time. We continue to make investments in all of our operating facilities to give us the production capacity, capabilities and logistical advantages to continue to win new business. The following information should be read in conjunction with the consolidated financial statements included herein and with Part II Item 1A, Risk Factors included as part of this filing.
Our mission is to provide our customers with superior manufacturing and engineering services at the lowest total cost for the highest quality products, and create long-term mutually beneficial business relationships by employing our "Trust, Commitment, Results" philosophy.
Recent Acquisition
On September 3, 2014, we completed the Ayrshire acquisition, which added five locations (four in North America and one in Mexico). This acquisition expands our printed circuit board assembly capacity, total revenue, and adds to and diversifies our customer base with the addition of many new multi-national companies.
Executive Summary
During the first quarter of fiscal year 2015, the Company had an unfavorable product mix that caused higher material costs and had inefficiencies associated with the unusually fast ramping of production of a new product that resulted in higher than expected operating expenses. Our revenue was also negatively impacted by a larger than anticipated reduction in production levels for a longstanding customer.
While the larger than anticipated revenue reduction by a certain customer and the unexpected lower gross margin in the first quarter were disappointing, we expect to see stronger revenue growth and a return to profitability in the second quarter of fiscal year 2015, as our new programs continue to grow and Ayrshire's operations contribute revenue and profit for the full quarter. In coming periods, we expect our product mix and margins to gradually return to normal patterns. Although costs associated with new product launches will continue to impact operating efficiencies, we do not expect them to be at the same level as the first quarter.
The concentration of our top three customers’ sales decreased to 40.9 percent of total sales in the first quarter of fiscal year 2015 from 50.2 percent in the same period of the prior fiscal year. This decrease was primarily the result of the acquisition of Ayrshire as well as the impact of the reduction in production levels for certain longstanding customers. We continue to diversify our customer base by adding additional programs and customers.
We’re also very pleased to see our acquisition of Ayrshire making a significant contribution to our progress by expanding our printed circuit board assembly capabilities, our total revenue and our customer base with the addition of new multi-national companies. Including 104 Ayrshire customers and 61 Key Tronic customers, we were generating revenue from 165 distinct combined customers at the end of the first quarter of fiscal year 2015, up from 57 Key Tronic customers a year ago. During the second quarter, we’ve already had two Ayrshire customers award us additional business because of our combined capabilities and global logistics.

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
Gross profit as a percent of sales was 4.9 percent for the first quarter of fiscal year 2015 as compared to 8.5 percent for the same quarter of the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily due to an unfavorable product mix that caused higher material costs and inefficiencies associated with ramping production of a new product.
Operating loss as a percentage of sales for the first quarter of fiscal year 2015 was (2.0) percent compared to operating income of 3.2 percent for the same quarter of the prior fiscal year. The decrease in operating income as a percentage of net sales was primarily due to a decrease in gross margin and closing costs related to the acquisition of Ayrshire.
Net loss for the first quarter of fiscal year 2015 was $(1.5) million or $(0.14) per share, as compared to net income of $1.7 million or $0.16 per share for the first quarter of fiscal year 2014. The decrease in net income for the first quarter of fiscal year 2015 as compared to the same period in fiscal year 2014, is the result of a decrease in demand from some of our current customer programs, an increase in material related costs as a percentage of net sales as well as an increase in certain overhead costs as a percentage of net sales, which is discussed in further detail in the “Results of Operations” section.
Our pipeline of potential new business is also increasingly robust, involving programs with greater long-term revenue potential and higher quality requirements. Our increased competitiveness in the EMS marketplace is being driven by the growing recognition of the advantages of Mexico-based production for North America consumption, opportunities presented by the recent acquisition of Ayrshire, as well as by the growing number of opportunities where we can capitalize on the continued expansion of our new sheet metal fabrication capabilities in concert with our plastic molding, printed circuit, and product assembly capabilities. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.
For the second quarter of fiscal year 2015, the Company expects to report revenue in the range of $105 million to $115 million. Future results will depend on actual levels of customers’ orders, the timing of the startup of production of new product programs and the impact of the industry-wide shortages in the global supply chain.
We maintain a strong balance sheet with a current ratio of 2.5 and a debt to equity ratio of 0.53 as of September 27, 2014. Total cash used in operating activities as defined on our cash flow statement was $2.1 million during the first quarter of fiscal year 2015. We maintain sufficient liquidity for our expected future operations and had $17.9 million in borrowings on our $30.0 million revolving line of credit with Wells Fargo Bank, N.A. of which $11.7 million remained available at September 27, 2014. We believe cash flows generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.

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

•	Inactive, Obsolete, and Surplus Inventory Reserve

•	Allowance for Doubtful Accounts

•	Accrued Warranty

•	Income Taxes

•	Share-Based Compensation

•	Impairment of Long-Lived Assets

•	Derivatives and Hedging Activity

•	Long-Term Incentive Compensation Accrual

•	Impairment of Goodwill

•	Purchase Price Allocation of Acquired Businesses
Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended June 28, 2014, for further details.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 27, 2014 with the Three Months Ended September 28, 2013
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of (loss) income for the three months ended September 27, 2014 as compared to the three months ended September 28, 2013. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	September 27, 2014	% of net sales	September 28, 2013	% of net sales	$ change	% point change
Net sales	$86,342	100.0%	$77,974	100.0%	$8,368	—%
Cost of sales	82,104	95.1%	71,352	91.5%	10,752	3.6%
Gross profit	4,238	4.9%	6,622	8.5%	(2,384)	(3.6)%
Research, development and engineering	1,336	1.5%	1,345	1.7%	(9)	(0.2)%
Selling, general and administrative	4,607	5.3%	2,817	3.6%	1,790	1.7%
Total operating expenses	5,943	6.8%	4,162	5.3%	1,781	1.5%
Operating (loss) income	(1,705)	(2.0)%	2,460	3.2%	(4,165)	(5.2)%
Interest expense, net	189	0.2%	22	—%	167	0.2%
(Loss) income before income taxes	(1,894)	(2.2)%	2,438	3.1%	(4,332)	(5.3)%
Income tax (benefit) provision	(371)	(0.4)%	733	0.9%	(1,104)	(1.3)%
Net (loss) income	$(1,523)	(1.8)%	$1,705	2.2%	$(3,228)	(4.0)%
Effective income tax rate	(19.6)%		30.1%

Net Sales
Net sales of $86.3 million for the first quarter of fiscal year 2015 increased by 10.7 percent as compared to net sales of $78.0 million for the first quarter of fiscal year 2014. The increase in net sales was primarily driven by the revenue generated from Ayrshire for one month. This increase in net sales was partially offset by the overall decrease in demand related to current customer programs, which includes the large customer discussed above. We believe that we are well positioned in the EMS industry to win new business in coming periods and profitably grow our revenue as the economy recovers and new programs ramp into full production.
The $8.4 million increase in net sales from the prior year period was primarily driven by an approximate $11.3 million increase in net sales related to Ayrshire and by a $10.6 million increase in revenues related to new program wins, partially offset by a $13.5 million decrease in demand from current customer programs.
During the three months ended September 27, 2014, we continue to see a robust pipeline of potential new business and have further diversified our future revenue base during the second quarter by winning new customer programs involving two different medical devices.
Gross Profit
Gross profit as a percentage of sales for the three months ended September 27, 2014 was 4.9 percent compared to 8.5 percent for the three months ended September 28, 2013. This 3.6 percentage point decrease is primarily related to an unfavorable product mix that resulted in higher material costs and inefficiencies associated with ramping production of a new product. Partially offsetting this decrease was the positive impact resulting from the acquisition of Ayrshire. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $118,000 and $102,000 for obsolete inventory during the three months ended September 27, 2014 and September 28, 2013, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were flat at $1.3 million during the three months ended September 27, 2014 and September 28, 2013. Total RD&E expenses as a percent of net sales were 1.5 percent and 1.7 percent during the three months ended September 27, 2014 and September 28, 2013, respectively. This 0.2 percentage point decrease in RD&E as a percentage of net sales is primarily related to the increase in revenue as a result of the Ayrshire acquisition.
Total selling, general and administrative (SG&A) expenses were $4.6 million during the three months ended September 27, 2014 compared to $2.8 million during the three months ended September 28, 2013. Total SG&A expenses as a percentage of net sales were 5.3 percent during the three months ended September 27, 2014 compared to 3.6 percent during the three months ended September 28, 2013. This increase is primarily related to approximately $775,000 of non-recurring closing costs associated with the acquisition in addition to one month of Ayrshire's SG&A costs.
Total operating expenses were $5.9 million or 6.8 percent of net sales for the three months ended September 27, 2014 and $4.2 million or 5.3 percent of net sales for the three months ended September 28, 2013. The 1.5 percentage point increase in operating expenses as a percentage of net sales is primarily related to approximately $775,000 of non-recurring closing costs associated with the acquisition in addition to one month of Ayrshire's SG&A costs.
Interest
Interest expense increased to $189,000 during the three months ended September 27, 2014 from $22,000 during the three months ended September 28, 2013. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit, term loan and factored receivables that were primarily used for the acquisition of Ayrshire.
Income Taxes
The effective tax rate for the three months ended September 27, 2014 was (19.6) percent compared to 30.1 percent for the same period in fiscal year 2014. The effective tax rate decreased from the prior year primarily due to the first quarter tax benefit recognized in the US being partially offset by the tax effect of acquisition costs, the impact of state taxes and other immaterial items. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements."

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
BACKLOG
On September 27, 2014, we had an order backlog of approximately $96.8 million. This compares with a backlog of approximately $55.1 million on September 28, 2013. The increase in backlog at September 27, 2014, when compared to September 28, 2013, is due to an increase in new programs primarily related to the addition of Ayrshire. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash used in operating activities for the three months ended September 27, 2014 was $2.1 million, compared to net cash used in operating activities of $1.6 million during the same period of the prior fiscal year.
This $0.5 million year-over-year increase in cash used in operating activities is primarily related to a $2.6 million decrease in inventory and a $5.5 million increase in accounts payable partially offset by a $3.9 million increase in accounts receivable during the three months ended September 27, 2014. This compares to $1.6 million of cash flows used in operating activities during the three months ended September 28, 2013, which resulted primarily from a $0.2 million increase in inventory and a $1.6 million increase in accounts receivable offset by a $1.2 million increase in accounts payable. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. During the three months ended September 27, 2014, accounts receivable increased due to the change in the product mix of sales in the latter half of the quarter compared to the same period of the prior fiscal year. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms.
Investing Cash Flow
Cash used in investing activities was $47.8 million during the three months ended September 27, 2014 as compared to $7.2 million during the three months ended September 28, 2013. Our primary investing activity during the three months ended September 27, 2014, was the acquisition of Ayrshire as discussed in further detail in footnote 12 of the "Notes to Consolidated Financial Statements." Our primary investing activity during the three months ended September 28, 2013, was the acquisition of Sabre as discussed in further detail in footnote 12 of the "Notes to Consolidated Financial Statements." In addition, investing cash flows consist of capital expenditures to purchase sheet metal and plastic injection molding equipment to support production.
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds.
Financing Cash Flow
Cash provided by financing activities was $45.1 million during the three months ended September 27, 2014 as compared to cash used in financing activities of $0.1 million in the same period of the previous fiscal year. Our primary financing activities during the three months ended September 27, 2014, was borrowing on our term loan of $35.0 million related to the Ayrshire acquisition as well as borrowing and repayment under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $30.0 million, subject to availability. Our primary financing activity during the three months ended September 28, 2013, was principal payments on our capital lease obligations.
As of September 27, 2014, we were in compliance with our loan covenants and approximately $11.7 million was available under the revolving line of credit facility. The Company did not have an outstanding balance under the credit facility as of September 28, 2013.

Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of September 27, 2014, we had approximately $1.0 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company could be subject to additional income taxes payable in the U.S. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of September 27, 2014 would approximate $96,000. We have accrued for expected future repatriation of foreign earnings as discussed in footnote 6 of the "Notes to Consolidated Financial Statements."
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
As of September 27, 2014, we did not have any significant off-balance sheet arrangements.
In the normal course of business, we enter into contracts which obligate us to make payments in the future. The table below sets forth our significant future obligations by fiscal year:
Payments Due by Fiscal Year (in thousands)

	Total	2015	2016	2017	2018	2019	Thereafter
Term loan (1)	$35,000	$3,750	$5,000	$5,000	$5,000	$5,000	$11,250
Wells Fargo Bank N.A. revolving loan (2)	17,934	—	—	—	—	—	17,934
Operating leases (3)	12,766	3,255	3,104	2,196	1,350	1,126	1,735
Purchase orders (4)

(1)
The terms of the Wells Fargo Bank N.A. term loan are discussed in the consolidated financial statements at Note 4, “Long-Term Debt.” Principal on the term loan is payable in equal quarterly installments of $1.25 million commencing on December 15, 2014 and continuing through June 15, 2019, with final installment of all remaining unpaid principal due on August 31, 2019.

(2)
The terms of the Wells Fargo Bank N.A. revolving loan are discussed in the consolidated financial statements at Note 4, “Long-Term Debt.” As of September 27, 2014, we were in compliance with our loan covenants. Breaching these covenants could have resulted in a material impact on our operations or financial condition and could impact our ability to borrow under this facility in the future.

(3)
We maintain vertically integrated manufacturing operations in the United States, Mexico and China. We lease some of our administrative and manufacturing facilities and equipment. Leases have proven to be an acceptable method for us to acquire new or replacement equipment and to maintain facilities with a minimum impact on our short term cash flows for operations. In addition, such operations are heavily dependent upon technically superior manufacturing equipment including molding machines in various tonnages, Surface Mount Technology (SMT) lines, clean rooms, and automated insertion, and test equipment for the various products we are capable of producing.

(4)
As of September 27, 2014, we had open purchase order commitments for materials and other supplies of approximately $58.8 million. Included in the open purchase orders are various blanket orders for annual requirements. Actual needs under these blanket purchase orders fluctuate with our manufacturing levels. In addition, we have contracts with our customers that minimize our exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with our suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations.

In addition to the cash requirements presented above, we have various other accruals which are not included in the table above. For example, we owe our suppliers approximately $49.0 million for accounts payable and shipments in transit at the end of the first quarter. We generally pay our suppliers in a range from 30 to 120 days depending on terms offered. These payments are financed by operating cash flows and our revolving line of credit. Also, the Company had a net liability of $31,000 to WFB for accounts receivables transferred as of September 27, 2014.
We believe that cash flows generated from operations, leasing facilities, trade accounts receivable purchase program, and funds available under the revolving credit facility will satisfy cash requirements for a period in excess of 12 months and into the foreseeable future.

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
Operating results can also fluctuate if changes are made to significant estimates and assumptions. Significant estimates and assumptions include the allowance for doubtful receivables, provision for obsolete and non-saleable inventory, stock-based compensation, the valuation allowance on deferred tax assets, valuation of goodwill, impairment of long-lived assets, long-term incentive compensation accrual, the provision for warranty costs, the impact of hedging activities and purchase price allocation.
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
Our ability to secure and maintain sufficient credit arrangements is key to our continued operations.
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
Our operations may be subject to certain risks.
We manufacture product in facilities located in Mexico, China and the United States. These operations may be subject to a number of risks, including:

•	difficulties in staffing and managing onshore and offshore operations;

•
political and economic instability (including acts of terrorism, pandemics, civil unrest, forms of violence and outbreaks of war), which could impact our ability to ship, manufacture, and/or receive product;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting accounts receivable;

•	export duties, import controls and trade barriers (including quotas);

•	governmental restrictions on the transfer of funds;

•	burdens of complying with a wide variety of foreign laws and labor practices;

•	fluctuations in currency exchange rates, which could affect component costs, payroll, utility and other expenses;

•	our locations may be impacted by hurricanes, tornadoes, earthquakes, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions and other natural or man-made disasters.
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
We are exposed to interest rate risk under our revolving line of credit with interest rates based on various levels of margin added to published prime rate and LIBOR rates depending on the calculation of a certain financial covenant. We have not historically hedged the interest rate on our credit facility; therefore, unless we do so, significant changes in interest rates could adversely affect our results of operations.
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
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company also ascribes value to certain identifiable intangible assets, which consists of customer relationships, non-compete agreements, and favorable leases, as a result of the acquisitions of Sabre and Ayrshire. The Company may incur impairment charges on goodwill or identifiable intangible assets if it determines that the fair values of goodwill or identifiable intangible assets are less than their current carrying values. The Company evaluates, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to earnings would become necessary.
Refer to Notes 2 and 13 to the consolidated financial statements and 'critical accounting policies' in management's discussion and analysis of financial condition and results of operations for further discussion regarding the impairment testing of goodwill and identifiable intangible assets.
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility and term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility and term loan fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. There was outstanding $17.9 million in borrowings under our revolving credit facility and $35.0 million outstanding on our term loan as of September 27, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility.
In addition, we are subject to market risk related to our trade accounts receivable transfer program. The interest rates applicable to our trade accounts receivable transfer program fluctuate with the Wells Fargo Bank, N.A. LIBOR rates. As of September 27, 2014, the Company had a net liability to WFB of $31,000. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 5 – “Trade Accounts Receivable Transfer Program” to the Consolidated Financial Statements for additional information.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $68.7 million of foreign currency forward contracts as of September 27, 2014. The fair value of these contracts was $0.9 million. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of September 27, 2014, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during three months ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).
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
There are no material changes to the risk factors set forth in Part I Item 1A in the Company’s Annual Report on Form 10-K for the year ended June 28, 2014.

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	November 6, 2014
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RONALD F. KLAWITTER
Ronald F. Klawitter	Date:	November 6, 2014
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)