Form 10-Q
period 2014-12-27
KEY TRONIC CORP
filed 2015-02-05
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED DECEMBER 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 23, 2015, 10,551,680 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We”, “us”, “our”, “Company”, “KeyTronicEMS” and “KeyTronic”, unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	December 27, 2014	June 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$201	$5,803
Trade receivables, net	68,511	49,658
Inventories	71,365	55,634
Deferred income tax asset	5,545	935
Other	13,576	11,186
Total current assets	159,198	123,216
Property, plant and equipment, net	29,984	23,596
Other assets:
Deferred income tax asset	—	3,325
Goodwill	9,957	1,740
Other intangible assets	7,620	2,071
Other	1,247	2,712
Total other assets	18,824	9,848
Total assets	$208,006	$156,660
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,945	$32,459
Accrued compensation and vacation	7,429	7,562
Current portion of debt	5,000	7,853
Other	8,539	4,293
Total current liabilities	63,913	52,167
Long-term liabilities:
Term loan - long term	28,750	—
Revolving loan	11,992	—
Deferred income tax liability	1,080	270
Other long-term obligations	3,462	578
Total long-term liabilities	45,284	848
Total liabilities	109,197	53,015
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,552 and 10,547 shares, respectively	44,562	44,151
Retained earnings	57,194	57,091
Accumulated other comprehensive (loss) income	(2,947)	2,403
Total shareholders’ equity	98,809	103,645
Total liabilities and shareholders’ equity	$208,006	$156,660
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Net sales	$114,311	$78,250	$200,653	$156,224
Cost of sales	105,072	71,300	187,176	142,652
Gross profit	9,239	6,950	13,477	13,572
Research, development and engineering expenses	1,297	1,421	2,633	2,767
Selling, general and administrative expenses	5,425	3,163	10,032	5,979
Total operating expenses	6,722	4,584	12,665	8,746
Operating income	2,517	2,366	812	4,826
Interest expense, net	404	16	593	38
Income before income taxes	2,113	2,350	219	4,788
Income tax provision (benefit)	487	(764)	116	(31)
Net income	$1,626	$3,114	$103	$4,819
Net income per share — Basic	$0.15	$0.30	$0.01	$0.46
Weighted average shares outstanding — Basic	10,552	10,530	10,550	10,519
Net income per share — Diluted	$0.14	$0.27	$0.01	$0.43
Weighted average shares outstanding — Diluted	11,471	11,354	11,442	11,330
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Comprehensive (loss) income:
Net income	$1,626	$3,114	$103	$4,819
Other comprehensive (loss) income:
Unrealized (loss) gain on hedging instruments, net of tax	(3,564)	566	(5,350)	312
Comprehensive (loss) income	$(1,938)	$3,680	$(5,247)	$5,131
Other comprehensive (loss) income for the three months ended December 27, 2014 and December 28, 2013 is reflected net of tax (benefit) expense of approximately $(1.8) million and $0.3 million, respectively. Other comprehensive (loss) income for the six months ended December 27, 2014 and December 28, 2013 is reflected net of tax (benefit) expense of approximately $(2.8) million and $0.2 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	December 27, 2014	December 28, 2013
Operating activities:
Net income	$103	$4,819
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	2,808	1,786
Excess tax benefit from exercise of stock options	(50)	(134)
Provision for obsolete inventory	139	171
Provision for warranty	42	6
Provision for doubtful accounts	84	—
(Gain) loss on disposal of assets	(6)	5
Share-based compensation expense	344	335
Deferred income taxes	3,588	(1,728)
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	2,274	(4,426)
Inventories	5,902	(1,694)
Other assets	(3,499)	(81)
Accounts payable	(584)	1,379
Accrued compensation and vacation	(2,321)	(1,500)
Other liabilities	(3,661)	518
Cash provided by (used in) operating activities	5,163	(544)
Investing activities:
Payment for acquisition, net of cash acquired	(47,964)	(6,027)
Purchase of property and equipment	(4,701)	(2,608)
Proceeds from sale of fixed assets	3,924	—
Cash used in investing activities	(48,741)	(8,635)
Financing activities:
Payment of financing costs	(11)	(11)
Proceeds from long term debt	35,000	—
Repayments of long term debt and capital lease obligations	(1,250)	(380)
Borrowings under revolving credit agreement	69,050	—
Repayment of revolving credit agreement	(57,058)	—
Proceeds from accounts receivable purchase agreement	1,147	—
Payments towards accounts receivable purchase agreement	(8,969)	—
Excess tax benefit from exercise of stock options	50	134
Proceeds from exercise of stock options	17	50
Cash provided by (used in) financing activities	37,976	(207)
Net decrease in cash and cash equivalents	(5,602)	(9,386)
Cash and cash equivalents, beginning of period	5,803	10,819
Cash and cash equivalents, end of period	$201	$1,433
Supplemental cash flow information:
Interest payments	$664	$44
Income tax payments, net of refunds	$1,788	$987
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balances, June 28, 2014	10,547	$44,151	$57,091	$2,403	$103,645
Net income	—	—	103	—	103
Unrealized loss on hedging instruments, net	—	—	—	(5,350)	(5,350)
Exercise of stock options	5	17	—	—	17
Share-based compensation	—	344	—	—	344
Tax benefit from exercise of stock options	—	50	—	—	50
Balances, December 27, 2014	10,552	$44,562	$57,194	$(2,947)	$98,809
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three and six month periods ended December 27, 2014 and December 28, 2013 were 13 and 26 week periods, respectively. Fiscal year 2015 will end on June 27, 2015 which is a 52 week year, and fiscal year 2014 which ended on June 28, 2014, was also a 52 week year.

2.	Significant Accounting Policies
Reclassifications
Certain prior period reclassifications were made to conform with the current period presentation. These reclassifications had no effect on reported income, comprehensive income, cash flows, total assets, or shareholders' equity as previously reported.
Earnings Per Common Share
Basic earnings per common share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the combination of other potentially dilutive weighted average common shares and the weighted average number of common shares outstanding during the period using the treasury stock method. The computation assumes the proceeds from the exercise of equity awards were used to repurchase common shares at the average market price during the period. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of common stock equivalent shares that would have an anti-dilutive effect on EPS.
Derivative Instruments and Hedging Activities
The Company has entered into foreign currency forward contracts and interest rate swaps which are accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI) and is reclassified into earnings in the same period in which the underlying hedged transaction affects earnings. The derivative's effectiveness represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.
The Company uses derivatives to manage the variability of foreign currency fluctuations of expenses in our Mexico facilities and interest rate risk associated with certain borrowings under the Company's debt arrangement. The foreign currency forward contracts and interest rate swaps have terms that are matched to the underlying transactions being hedged. As a result, these transactions fully offset the hedged risk and no ineffectiveness has been recorded.
The Company's foreign currency forward contracts and interest rate swaps potentially expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by seeking high quality counterparties. The Company's counterparties to the foreign currency forward contracts are major banking institutions. These institutions do not require collateral for the contracts, and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote. The Company does not enter into derivative instruments for trading or speculative purposes.

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
Impairment of Goodwill and Other Intangible Assets
The Company records intangible assets that are acquired individually or with a group of other assets in the financial statements at acquisition. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. The Company's acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable.
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

3.	Inventories
The components of inventories consist of the following (in thousands):

	December 27, 2014	June 28, 2014
Finished goods	$11,210	$5,826
Work-in-process	10,706	7,068
Raw materials and supplies	49,449	42,740
	$71,365	$55,634

4.	Long-Term Debt
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
As of December 27, 2014, the Company had an outstanding balance under the credit facility of $12.0 million, $0.3 million in outstanding letters of credit and $17.7 million available for future borrowings. The interest rate on the outstanding line of credit balance was in the range of 2.24% - 3.25%. The Company did not have an outstanding balance on the credit facility as of June 28, 2014.
The outstanding principal balance of the term loan bears interest at a fixed rate per annum of the daily one month LIBOR plus 1.75%, 2.00% or 2.25% depending on the ratio of the Company’s funded debt to EBITDA, except that the term loan bore interest at LIBOR plus 2.00% from September 3, 2014 through December 14, 2014 regardless of the Company’s cash flow leverage ratio. Principal on the term loan is payable in equal quarterly installments of $1.25 million commencing December 15, 2014 and continuing through June 15, 2019, with a final installment of all remaining unpaid principal due on August 31, 2019. The company had an outstanding balance of $33.8 million under the term loan as of December 27, 2014.
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

5.	Trade Accounts Receivable Purchase Programs
Transfer Program
On June 25, 2014, the Company entered into an Account Purchase Agreement with Wells Fargo Bank, N.A. (“WFB”) which provides that the Company may sell and assign to WFB and WFB may purchase from Company the accounts receivable of certain Company customers in a maximum aggregate amount of $50.0 million. The initial term of the agreement is 36 months with successive 12 month renewal terms. No accounts receivables were transferred under this original transfer agreement during the six months ended December 27, 2014. As of June 28, 2014, total accounts receivables transferred was approximately $9.0 million. The receivables that were transferred under the transfer purchase program remained on our consolidated balance sheet.
As of December 27, 2014, the Company had no remaining liability to WFB for transferred accounts receivables. As of June 28, 2014, the Company’s net liability to WFB for accounts receivables transferred was approximately $7.9 million classified as current portion of debt.
Sale Program
On December 18, 2014, the Company modified the original Account Purchase Agreement with WFB to allow the Company to account for the factored receivables as a true-sale. As of December 27, 2014, total accounts receivables sold was approximately $3.3 million with cash proceeds of approximately $3.0 million. The remaining outstanding balance of accounts receivables sold and not yet collected was approximately $0.3 million as of December 27, 2014 and is recorded on the Consolidated Balance Sheet in other current assets. No accounts receivables were sold during the six months ended December 28, 2013. The receivables that were sold during the six months ended December 27, 2014 were removed from the Consolidated Balance Sheet and the cash received is reflected as cash provided by operating activities in the Consolidated Statements of Cash Flows.

6.	Income Taxes
The Company expects to repatriate a portion of its foreign earnings based on increased sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $10.5 million of foreign earnings in the future. As such, these earnings would be recognized in the United States, and the Company would be subject to U.S. federal income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax of expected repatriation of foreign earnings have been recorded as part of deferred taxes as of December 27, 2014. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
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
The Company has available approximately $5.6 million of gross federal research and development tax credits as of December 27, 2014. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of December 27, 2014, the Company has recorded $3.2 million to date of gross unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $2.4 million.

7.	Earnings Per Share
The following table presents a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except per share information)
	December 27, 2014	December 28, 2013
Net income	$1,626	$3,114
Weighted average shares outstanding—basic	10,552	10,530
Effect of dilutive common stock options	919	824
Weighted average shares outstanding—diluted	11,471	11,354
Net income per share—basic	$0.15	$0.30
Net income per share—diluted	$0.14	$0.27
Antidilutive options and SARs not included in diluted earnings per share	208	213

	Six Months Ended
	(in thousands, except per share information)
	December 27, 2014	December 28, 2013
Net income	$103	$4,819
Weighted average shares outstanding—basic	10,550	10,519
Effect of dilutive common stock options	892	811
Weighted average shares outstanding—diluted	11,442	11,330
Earnings per share—basic	$0.01	$0.46
Earnings per share—diluted	$0.01	$0.43
Antidilutive options not included in diluted earnings per share	208	213
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
The grant date fair value for the awards granted below were estimated using the Black Scholes option valuation method:

	October 31, 2014	July 31, 2013	July 25, 2012	January 26, 2012	July 27, 2011
SARs Granted	213,166	213,166	210,666	32,000	184,666
Strike Price	$8.22	$11.34	$7.44	$6.30	$4.40
Fair Value	$3.04	$4.67	$3.71	$3.08	$2.20
Total share-based compensation expense recognized during the three months ended December 27, 2014 and December 28, 2013 was approximately $179,000 and $181,000, respectively. Total share-based compensation expense recognized during the six months ended December 27, 2014 and December 28, 2013 was approximately $344,000 and $335,000, respectively. As of December 27, 2014, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $1.2 million. This expense is expected to be recognized over a weighted average period of 2.08 years.

No options to purchase shares of common stock or SARs were exercised during the three months ended December 27, 2014. During the three months ended December 28, 2013, 12,430 options to purchase shares of common stock were exercised and 15,000 SARs were exercised, with an intrinsic value of $0.2 million. During the six months ended December 27, 2014, 4,930 options to purchase shares of common stock were exercised with an immaterial amount of intrinsic value and no SARs were exercised. During the six months ended December 28, 2013, 19,930 options to purchase shares of common stock were exercised and 30,000 SARs were exercised, with an intrinsic value of $0.3 million.

9.	Commitments and Contingencies
Purchase Commitments
The Company had no material firm commitments to contractors or suppliers for capital expenditures as of December 27, 2014.
Leases
The Company leases certain facilities, equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates over the next ten years.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $80,000 and $11,000 as of December 27, 2014 and June 28, 2014, respectively.

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
The following table summarizes the fair value of assets/(liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of December 27, 2014 and June 28, 2014 (in thousands):

	December 27, 2014
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$169	$—	$169
Financial Liabilities:
Interest rate swaps	$—	$(213)	$—	$(213)
Foreign currency forward contracts	$—	$(4,421)	$—	$(4,421)

	June 28, 2014
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$3,641	$—	$3,641

The Company currently has forward contracts to hedge known future cash outflows for expenses denominated in the Mexican peso and interest rate swaps to mitigate risk associated with certain borrowings under the Company's debt arrangement. These contracts are measured on a recurring basis based on the foreign currency spot rates and forward rates quoted by banks or foreign currency dealers. These contracts are marked to market using level 2 input criteria every period with the unrealized gain or loss, net of tax, reported as a component of shareholders’ equity in accumulated other comprehensive (loss) income, as they qualify for hedge accounting.

The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at December 27, 2014 and June 28, 2014, reasonably approximate their fair value. The Company’s long-term debt primarily consists of a revolving line of credit and a term loan. Borrowings under the revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate”, as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. Borrowings under the term loan bear interest at a fixed rate per annum of the daily one month LIBOR plus 1.75%, 2.00% or 2.25% depending on the ratio of the Company’s funded debt to EBITDA, except that the term loan bore interest at LIBOR plus 2.00% from September 3, 2014 through December 14, 2014 regardless of the Company’s cash flow leverage ratio. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk.
As a result of the determinable market rate for our revolving credit and term loan debt, they are classified within Level 2 of the fair value hierarchy. The discounted cash flow of the revolving line of credit is estimated to be $12.0 million as of December 27, 2014, with a carrying value that reasonably approximates the fair value. The Company did not have an outstanding balance on the line of credit as of June 28, 2014. The discounted cash flow of the term loan is estimated to be $33.8 million as of December 27, 2014, with a carrying value that reasonably approximates the fair value. The Company did not have an outstanding balance on the term loan as of June 28, 2014.
Additionally, borrowings under the purchase program bear interest at daily one month LIBOR plus 2.25%. As a result of the determinable market rate for our accounts receivable purchase program it is classified within Level 2 of the fair value hierarchy. As of December 27, 2014, the Company had no remaining liability to WFB for transferred accounts receivables. As of June 28, 2014, the Company had a net liability to WFB of $7.9 million, which reasonably approximates the fair value. The outstanding balance of accounts receivable sold and not yet collected under the trade account receivable program are recorded initially at fair value as other current assets on the Consolidated Balance Sheet and valued using unobservable inputs (level 3) primarily discounted cash flows, and due to their credit quality and short-term maturity. The fair value reasonably approximates the carrying value. The unobservable inputs consist of estimated credit losses and estimated discount rates, which both have an immaterial impact on the fair value calculations of the account receivables sold and not yet collected.

11.	Derivative Financial Instruments
As of December 27, 2014, the Company had outstanding foreign currency forward contracts with a total notional amount of $69.4 million. The maturity dates for these contracts extend through March 2018. For the three months ended December 27, 2014, the Company entered into foreign currency forward contracts of $5.7 million and settled $5.0 million of such contracts. During the same period of the previous year, the Company entered into $5.2 million of foreign currency forward contracts and settled $5.7 million of such contracts.
For the six months ended December 27, 2014, the Company entered into forward contracts of $17.3 million and settled $10.3 million of such contracts. During the same period of the previous year, the Company entered into foreign currency forward contracts of $10.2 million and settled $11.9 million of such contracts.
On October 1, 2014, the Company entered into an interest rate swap contract with an effective date of September 1, 2015 and a termination date of September 3, 2019 with a notional amount of $25.0 million related to the borrowings outstanding under the term loan and line of credit. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counter party a fixed interest rate. The fixed interest rate for the contract is 1.97% that replaces the one month LIBOR rate component of our contractual interest to be paid to WFB as part of our debt facilities. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the term loan, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge.
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of December 27, 2014 and June 28, 2014 (in thousands):

		December 27, 2014	June 28, 2014
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other current assets	$169	$2,034
Foreign currency forward contracts	Other long-term assets	$—	$1,607
Foreign currency forward contracts	Other current liabilities	$(1,074)	$—
Foreign currency forward contracts	Other long-term liabilities	$(3,347)	$—
Interest rate swaps	Other current liabilities	$(99)	$—
Interest rate swaps	Other long-term liabilities	$(114)	$—

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended December 27, 2014 and December 28, 2013, respectively (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of September 27, 2014	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of December 27, 2014
Settled foreign currency forward contracts for the three months ended December 27, 2014	$237	$9	$(246)	$—
Unsettled foreign currency forward contracts	380	(3,186)	—	(2,806)
Unsettled interest rate swaps	—	(141)	—	(141)
Total	$617	$(3,318)	$(246)	$(2,947)

Derivatives Designated as Hedging Instruments	AOCI Balance as of September 28, 2013	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of December 28, 2013
Settled foreign currency forward contracts for the three months ended December 28, 2013	$(42)	$55	$(13)	$—
Unsettled foreign currency forward contracts	1,101	524	—	1,625
Total	$1,059	$579	$(13)	$1,625

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the six months ended December 27, 2014 and December 28, 2013, respectively (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 28, 2014	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of December 27, 2014
Settled foreign currency forward contracts for the six months ended December 27, 2014	$731	$59	$(790)	$—
Unsettled foreign currency forward contracts	1,672	(4,478)	—	(2,806)
Unsettled interest rate swaps	—	(141)	—	(141)
Total	$2,403	$(4,560)	$(790)	$(2,947)

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 29, 2013	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of December 28, 2013
Settled foreign currency forward contracts for the six months ended December 28, 2013	$4	$84	$(88)	$—
Unsettled foreign currency forward contracts	1,309	316	—	1,625
Total	$1,313	$400	$(88)	$1,625
The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts and interest rate swaps are major financial institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote. As of December 27, 2014, the net amount of unrealized loss expected to be reclassified into earnings within the next 12 months is approximately $0.7 million. As of December 27, 2014, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

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
On September 3, 2014, the Company acquired all of the outstanding stock of Ayrshire, resulting in Ayrshire becoming a wholly owned subsidiary of the Company. Ayrshire provides printed circuit board assembly and other electronic manufacturing services to a diversified customer base through manufacturing facilities operated by Ayrshire or its subsidiaries in Minnesota, Arkansas, Mississippi, and Kentucky and through a sheltered maquiladora facility in Reynosa, Mexico. The total cash payment of approximately $48.0 million was funded through borrowings on our term loan, revolving line of credit, and cash on hand. The Company incurred approximately $775,000 of costs related to due diligence and closing this acquisition and accrued an additional $200,000 for anticipated costs required to move its Reynosa operations to the Company's existing facility in Juarez, Mexico.
The preliminary allocation of Ayrshire's net purchase price resulted in $8.2 million of goodwill. The final allocation of the purchase price, which the Company expects to complete as soon as practical, may differ from the amounts included in these financial statements. Management does not expect the adjustments resulting from the purchase price allocation, if any, to have a material effect on the Company's financial position or results of operations.

The following table is an estimate of the purchase price for Ayrshire and the preliminary purchase price allocation (in thousands):

Estimated Fair Values
At September 3, 2014
Purchase price paid	$48,010
Cash acquired	(46)
Purchase price, net of cash received	$47,964

Cash	$46
Accounts Receivable	21,211
Inventories	21,772
Other Current Assets	2,321
Fixed Assets	7,823
Favorable Leases	2,941
Customer Relationships	2,833
Non-Compete Agreements	196
Goodwill	8,217
Other Assets	42
Accounts Payable	(11,070)
Accrued Salaries and Wages	(2,188)
Other Current Liabilities	(2,408)
Deferred Tax Liability	(3,726)
Fair Value of Assets Acquired	$48,010
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
Pro forma condensed consolidated financial information for the three and six months ended December 27, 2014 and December 28, 2013 (in thousands):

	Three Months Ended
	(unaudited)
	December 27, 2014	December 28, 2013
Net sales	$114,311	$109,981
Net income	$1,626	$3,407

	Six Months Ended
	(unaudited)
	December 27, 2014	December 28, 2013
Net sales	$224,132	$219,132
Net income	$721	$5,440

13.	Goodwill and Other Intangible Assets
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
On March 30, 2014, the Company completed its annual impairment test. The Company concluded that it is more likely than not that the fair value of goodwill is greater than the carrying value. As of December 27, 2014, goodwill was recorded at $10.0 million. As of June 28, 2014, goodwill was recorded at $1.7 million.
The components of acquired intangible assets are as follows (in thousands):

	December 27, 2014
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(133)	$435
Customer Relationships	10	4,803	(390)	4,413
Favorable Lease Agreements	4 - 7	2,941	(169)	2,772
Total		$8,312	$(692)	$7,620

	June 28, 2014
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	5	$372	$(74)	$298
Customer Relationships	10	1,970	(197)	1,773
Total		$2,342	$(271)	$2,071
Amortization expense was approximately $282,000 and $61,000 for the three months ended December 27, 2014 and December 28, 2013, respectively. Amortization expense was approximately $421,000 and $136,000 for the six months ended December 27, 2014 and December 28, 2013, respectively.
Aggregate amortization expense relative to existing intangible assets by fiscal year is currently estimated to be as follows (in thousands):

Fiscal Years Ending	Amount
2015 (1)	$564
2016	1,128
2017	1,128
2018	1,073
2019	818
Thereafter	2,909
Total amortization expense	$7,620
(1) Represents estimated amortization for the remaining six-month period ending June 27, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
KeyTronicEMS is a leader in electronic manufacturing services (EMS) and solutions to original equipment manufacturers of a broad range of products including consumer products, communications, medical defense, automotive, electronics, educational, gaming, industrial and computer markets. We provide engineering services, worldwide procurement and distribution, materials management, world-class manufacturing and assembly services, in-house testing, and unparalleled customer service. Our recent acquisition of Ayrshire has further increased our printed circuit board assembly capabilities and U.S. based operations. Our combined capabilities are proving to be a desirable offering to our expanded customer base.
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
Executive Summary
Our recent acquisition of Ayrshire continues to make significant contributions to our progress by expanding our printed circuit board assembly capabilities, our total revenue and our customer base. At the end of the second quarter of fiscal year 2015, we were generating revenue from 164 distinct customers, up from 57 customers a year ago.
We continue to see a robust pipeline of potential new business and have further diversified our future revenue base during the second quarter by winning new customer programs involving consumer products, commercial printers and gaming equipment. Moreover, Ayrshire customers continue to award us with additional business because of our combined capabilities and global logistics. Moving into the third quarter of fiscal 2015, we expect to see increased operating efficiencies and profitability, as our new programs continue to grow and our product mix and margins return to normal patterns.
The concentration of our top three customers’ sales decreased to 36.9 percent of total sales in the second quarter of fiscal year 2015 from 49.2 percent in the same period of the prior fiscal year. This decrease was primarily the result of the acquisition of Ayrshire as well as the impact of the reduction in production levels for certain longstanding customers. We continue to diversify our customer base by adding additional programs and customers.

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
Gross profit as a percent of sales was 8.1 percent for the second quarter of fiscal year 2015 as compared to 8.9 percent for the same quarter of the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily due to an unfavorable product mix that caused higher material costs and inefficiencies associated with ramping production of a new product partially offset by the positive impact of the Ayrshire acquisition.
Operating income as a percentage of sales for the second quarter of fiscal year 2015 was 2.2 percent compared to 3.0 percent for the same quarter of the prior fiscal year. The decrease in operating income as a percentage of net sales was primarily due to a decrease in gross margin as discussed above.
Net income for the second quarter of fiscal year 2015 was $1.6 million or $0.14 per share which included a R&D tax benefit of approximately $0.02 per share, as compared to net income of $3.1 million or $0.27 per share for the second quarter of fiscal year 2014 which included a benefit of $0.13 per share due to a change in Mexican tax law. The decrease in net income for the second quarter of fiscal year 2015 as compared to the same period in fiscal year 2014, is the result of a decrease in demand from some of our current customer programs, an increase in material related costs as a percentage of net sales as well as an increase in certain overhead costs as a percentage of net sales, which is discussed in further detail in the “Results of Operations” section.
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
For the third quarter of fiscal year 2015, the Company expects to report revenue in the range of $108 million to $116 million. Future results will depend on actual levels of customers’ orders, the timing of the startup of production of new product programs and the impact of the industry-wide shortages in the global supply chain.
We maintain a strong balance sheet with a current ratio of 2.5 and a debt to equity ratio of 0.46 as of December 27, 2014. Total cash provided by operating activities as defined on our cash flow statement was $5.2 million during the second quarter of fiscal year 2015. We maintain sufficient liquidity for our expected future operations and had $12.0 million in borrowings on our $30.0 million revolving line of credit with Wells Fargo Bank, N.A. of which $17.7 million remained available at December 27, 2014. We believe cash flows generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.

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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended December 27, 2014 with the Three Months Ended December 28, 2013
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended December 27, 2014 as compared to the three months ended December 28, 2013. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	December 27, 2014	% of net sales	December 28, 2013	% of net sales	$ change	% point change
Net sales	$114,311	100.0%	$78,250	100.0%	$36,061	—%
Cost of sales	105,072	91.9%	71,300	91.1%	33,772	0.8%
Gross profit	9,239	8.1%	6,950	8.9%	2,289	(0.8)%
Research, development and engineering	1,297	1.1%	1,421	1.8%	(124)	(0.7)%
Selling, general and administrative	5,425	4.7%	3,163	4.0%	2,262	0.7%
Total operating expenses	6,722	5.8%	4,584	5.8%	2,138	—%
Operating income	2,517	2.2%	2,366	3.0%	151	(0.8)%
Interest expense, net	404	0.4%	16	—%	388	0.4%
Income before income taxes	2,113	1.8%	2,350	3.0%	(237)	(1.2)%
Income tax provision (benefit)	487	0.4%	(764)	(1.0)%	1,251	1.4%
Net income	$1,626	1.4%	$3,114	4.0%	$(1,488)	(2.6)%
Effective income tax rate	23.0%		(32.5)%
Net Sales
Net sales of $114.3 million for the second quarter of fiscal year 2015 increased by 46.1 percent as compared to net sales of $78.3 million for the second quarter of fiscal year 2014.
The $36.1 million increase in net sales from the prior year period was primarily driven by an approximate $39.0 million increase in net sales related to Ayrshire and by an approximate $3.0 million increase in revenues related to new program wins, partially offset by a $2.7 million decrease in revenue related to decreased demand from current customer programs and an approximate $3.2 decrease in revenue related to program losses.
During the three months ended December 27, 2014, we continue to see a robust pipeline of potential new business and have further diversified our future revenue base during the third quarter by winning new customer programs involving consumer products, commercial printers and gaming equipment. We believe that we are well positioned in the EMS industry to win new business in coming periods and profitably grow our revenue as the economy recovers and new programs ramp into full production.
Gross Profit
Gross profit as a percentage of sales for the three months ended December 27, 2014 was 8.1 percent compared to 8.9 percent for the three months ended December 28, 2013. This 0.8 percentage point decrease is primarily related to an unfavorable product mix that resulted in higher material costs and to a lesser extent the inefficiencies associated with ramping production of new product. Partially offsetting this decrease was the positive impact resulting from the acquisition of Ayrshire. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $20,000 and $70,000 for obsolete inventory during the three months ended December 27, 2014 and December 28, 2013, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $1.3 million during the three months ended December 27, 2014 compared to $1.4 million during the three months ended December 28, 2013. Total RD&E expenses as a percent of net sales were 1.1 percent and 1.8 percent during the three months ended December 27, 2014 and December 28, 2013, respectively. This 0.7 percentage point decrease in RD&E as a percentage of net sales is primarily related to the increase in revenue as a result of the Ayrshire acquisition and a slight decrease in other overhead expenses.
Total selling, general and administrative (SG&A) expenses were $5.4 million during the three months ended December 27, 2014 compared to $3.2 million during the three months ended December 28, 2013. Total SG&A expenses as a percentage of net sales were 4.7 percent during the three months ended December 27, 2014 compared to 4.0 percent during the three months ended December 28, 2013. This increase is primarily related to the addition of Ayrshire's SG&A expenses.
Total operating expenses were $6.7 million or 5.8 percent of net sales for the three months ended December 27, 2014 and $4.6 million or 5.8 percent of net sales for the three months ended December 28, 2013. Total operating expenses as a percentage of net sales remained flat primarily due to the increase in revenue as a result of the Ayrshire acquisition. However, total operating expenses increased primarily due to the addition of Ayrshire's operating expenses.
Interest
Interest expense increased to $404,000 during the three months ended December 27, 2014 from $16,000 during the three months ended December 28, 2013. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit, term loan and factored receivables that were primarily used for the acquisition of Ayrshire.
Income Taxes
The effective tax rate for the three months ended December 27, 2014 was 23.0 percent compared to (32.5) percent for the same period in fiscal year 2014. The effective tax rate increased from the prior year primarily due to a $1.5 million discrete benefit recorded during the second quarter of fiscal year 2014 related to the repeal of the IETU tax regime in Mexico. The increase is also attributable to certain net discrete expense recognized during the first two quarters of fiscal year 2015 related to the Ayrshire acquisition and the recognition of additional R&D credits. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements.”
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

RESULTS OF OPERATIONS
Comparison of the Six Months Ended December 27, 2014 with the Six Months Ended December 28, 2013
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the six months ended December 27, 2014 as compared to the six months ended December 28, 2013. It is provided to assist in assessing differences in our overall performance (in thousands):

	Six Months Ended
	December 27, 2014	% of net sales	December 28, 2013	% of net sales	$ change	% point change
Net sales	$200,653	100.0%	$156,224	100.0%	$44,429	—%
Cost of sales	187,176	93.3%	142,652	91.3%	44,524	2.0%
Gross profit	13,477	6.7%	13,572	8.7%	(95)	(2.0)%
Research, development and engineering	2,633	1.3%	2,767	1.8%	(134)	(0.5)%
Selling, general and administrative	10,032	5.0%	5,979	3.8%	4,053	1.2%
Total operating expenses	12,665	6.3%	8,746	5.6%	3,919	0.7%
Operating income	812	0.4%	4,826	3.1%	(4,014)	(2.7)%
Interest expense, net	593	0.3%	38	—%	555	0.3%
Income before income taxes	219	0.1%	4,788	3.1%	(4,569)	(3.0)%
Income tax provision (benefit)	116	0.1%	(31)	—%	147	0.1%
Net income	$103	0.1%	$4,819	3.1%	$(4,716)	(3.0)%
Effective income tax rate	53.0%		(0.6)%
Net Sales
Net sales of $200.7 million for the six months ended December 27, 2014 increased by 28.4 percent as compared to net sales of $156.2 million for the six months ended December 28, 2013.
The $44.4 million increase in net sales from the prior year period was primarily driven by an approximate $50.3 million increase in net sales related to Ayrshire and by a $6.9 million increase in revenues related to new program wins, partially offset by a $6.8 million decrease in demand from current customer programs and an approximate $6.0 decrease in revenue related to program losses.
During the six months ended December 27, 2014, we continue to see a robust pipeline of potential new business and have further diversified our future revenue base during the second quarter by winning new customer programs involving consumer products, commercial printers and gaming equipment. Moreover, Ayrshire customers continue to award us with additional business because of our combined capabilities and global logistics. We believe that we are well positioned in the EMS industry to win new business in coming periods and profitably grow our revenue as the economy recovers and new programs ramp into full production.
Gross Profit
Gross profit as a percentage of sales for the six months ended December 27, 2014 was 6.7 percent compared to 8.7 percent for the six months ended December 28, 2013. This 2.0 percentage point decrease is primarily related to a 1.2 percentage point increase in certain overhead costs and a 0.8 percentage point increase in material-related costs and the inefficiencies associated with ramping production of a new product that resulted in higher than expected operating expenses in the first quarter of fiscal year 2015. Partially offsetting this decrease was the positive impact resulting from the acquisition of Ayrshire. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $139,000 and $170,000 for obsolete inventory during the six months ended December 27, 2014 and December 28, 2013, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $2.6 million and $2.8 million during the six months ended December 27, 2014 and December 28, 2013, respectively. Total RD&E expenses as a percent of net sales were 1.3 percent and 1.8 percent during the six months ended December 27, 2014 and December 28, 2013, respectively. This 0.5 percentage point decrease in RD&E as a percentage of net sales is primarily related to the increase in revenue as a result of the Ayrshire acquisition as well as a slight decrease in other overhead expenses.
Total selling, general and administrative (SG&A) expenses were $10.0 million during the six months ended December 27, 2014 compared to $6.0 million during the six months ended December 28, 2013. Total SG&A expenses as a percentage of net sales were 5.0 percent during the six months ended December 27, 2014 compared to 3.8 percent during the six months ended December 28, 2013. This 1.2 percentage point increase in SG&A is primarily related to approximately $0.8 million of non-recurring closing costs associated with the Ayrshire acquisition as well as the inclusion of Ayrshire's SG&A costs.
Total operating expenses were $12.7 million or 6.3 percent of net sales for the six months ended December 27, 2014 and $8.7 million or 5.6 percent of net sales for the six months ended December 28, 2013. The 0.7 percentage point increase in operating expenses as a percentage of net sales is primarily related to approximately $0.8 million of non-recurring closing costs associated with the Ayrshire acquisition as well as the inclusion of Ayrshire's SG&A costs.
Interest
Interest expense increased to $593,000 during the six months ended December 27, 2014 from $38,000 during the six months ended December 28, 2013. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit, term loan and factored receivables that were primarily used for the acquisition of Ayrshire.
Income Taxes
The effective tax rate for the six months ended December 27, 2014 was 53.0 percent compared to (0.6) percent for the same period in fiscal year 2014. The effective tax rate increased from the prior year primarily due to a $1.5 million discrete benefit recorded during the second quarter of fiscal year 2014 related to the repeal of the IETU tax regime in Mexico. The increase is also attributable to certain net discrete expense recognized during the first two quarters of fiscal year 2015 related to the Ayrshire acquisition and the recognition of additional R&D credits. For further information on taxes see footnote 5 of the “Notes to Consolidated Financial Statements.”
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
BACKLOG
On December 27, 2014, we had an order backlog of approximately $97.8 million. This compares with a backlog of approximately $56.0 million on December 28, 2013. The increase in backlog at December 27, 2014, when compared to December 28, 2013, is due to an increase in new programs primarily related to the addition of Ayrshire. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the six months ended December 27, 2014 was $5.2 million, compared to net cash used in operating activities of $0.5 million during the same period of the prior fiscal year.
This $6.6 million year-over-year increase in cash provided by operating activities is primarily related to a $2.3 million decrease in accounts receivable, a $5.9 million decrease in inventory partially offset by a $0.6 million decrease in accounts payable during the six months ended December 27, 2014. This compares to $0.5 million of cash flows used in operating activities during the six months ended December 28, 2013, which resulted primarily from a $1.7 million increase in inventory and a $4.4 million increase in accounts receivable offset by a $1.4 million increase in accounts payable.
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our Trade Accounts Receivable Purchase Program. During the six months ended December 27, 2014, we received cash proceeds of $3.0 million of accounts receivable sold to WFB, that were removed from our Consolidated Balance Sheet. During the same period of the previous year, no accounts receivable were sold under this program. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms.
Investing Cash Flow
Cash used in investing activities was $48.7 million during the six months ended December 27, 2014 as compared to $8.6 million during the six months ended December 28, 2013. Our primary investing activity during the six months ended December 27, 2014, was the acquisition of Ayrshire as discussed in further detail in footnote 12 of the “Notes to Consolidated Financial Statements.” Our primary investing activity during the six months ended December 28, 2013, was the acquisition of Sabre as discussed in further detail in footnote 12 of the “Notes to Consolidated Financial Statements.” In addition, investing cash flows consist of capital expenditures to purchase sheet metal and plastic injection molding equipment to support production.
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds. During the six months ended December 27, 2014, we received $3.9 million of cash resulting from operating leases to fund the purchase of certain equipment. During the same period of the prior year, we did not enter into any operating leases for equipment.
Financing Cash Flow
Cash provided by financing activities was $38.0 million during the six months ended December 27, 2014 as compared to cash used in financing activities of $0.2 million in the same period of the previous fiscal year. Our primary financing activities during the six months ended December 27, 2014, was borrowing on our term loan of $33.8 million, net of repayments, related to the Ayrshire acquisition as well as borrowing and repayment under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $30.0 million, subject to availability. Our primary financing activity during the six months ended December 28, 2013, was principal payments on our capital lease obligations.
As of December 27, 2014, we were in compliance with our loan covenants and approximately $17.7 million was available under the revolving line of credit facility. The Company did not have an outstanding balance under the credit facility as of December 28, 2013.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of December 27, 2014, we had approximately $0.2 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company could be subject to additional income taxes payable in the U.S. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of December 27, 2014 would approximate $16,000. We have accrued for expected future repatriation of foreign earnings as discussed in footnote 6 of the “Notes to Consolidated Financial Statements.”

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
In the normal course of business, we enter into contracts which obligate us to make payments in the future. The table below sets forth our significant future obligations by fiscal year:
Payments Due by Fiscal Year (in thousands)

	Total	2015	2016	2017	2018	2019	Thereafter
Term loan (1)	$33,750	$2,500	$5,000	$5,000	$5,000	$5,000	$11,250
Wells Fargo Bank N.A. revolving loan (2)	11,992	—	—	—	—	—	11,992
Operating leases (3)	13,824	2,431	3,635	2,826	1,991	1,206	1,735
Purchase orders (4)

(1)
The terms of the Wells Fargo Bank N.A. term loan are discussed in the consolidated financial statements at Note 4, “Long-Term Debt.” Principal on the term loan is payable in equal quarterly installments of $1.25 million commencing on December 15, 2014 and continuing through June 15, 2019, with final installment of all remaining unpaid principal due on August 31, 2019.

(2)
The terms of the Wells Fargo Bank N.A. revolving loan are discussed in the consolidated financial statements at Note 4, “Long-Term Debt.” As of December 27, 2014, we were in compliance with our loan covenants. Breaching these covenants could have resulted in a material impact on our operations or financial condition and could impact our ability to borrow under this facility in the future.

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

(4)
As of December 27, 2014, we had open purchase order commitments for materials and other supplies of approximately $83.4 million. Included in the open purchase orders are various blanket orders for annual requirements. Actual needs under these blanket purchase orders fluctuate with our manufacturing levels. In addition, we have contracts with our customers that minimize our exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be canceled without penalty within specified ranges that are determined in negotiations with our suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations.

In addition to the cash requirements presented above, we have various other accruals which are not included in the table above. For example, we owe our suppliers approximately $42.9 million for accounts payable and shipments in transit at the end of the second quarter. We generally pay our suppliers in a range from 30 to 120 days depending on terms offered. These payments are financed by operating cash flows and our revolving line of credit.
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility and term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility and term loan fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. There was outstanding $12.0 million in borrowings under our revolving credit facility and $33.8 million outstanding on our term loan as of December 27, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loan.
During the second quarter of fiscal year 2015, we entered into an interest rate swap contract with a notional amount of $25.0 million related to the borrowings outstanding under the term loan and revolving credit facility. As of December 27, 2014, our only material interest rate risk is associated with our revolving credit facility and term loan. Through the use of the interest rate swap, as described above, we fixed the basis on which we pay interest, thus eliminating much of our interest rate risk. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
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
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $69.4 million of foreign currency forward contracts as of December 27, 2014. The fair value of these contracts was $(4.5) million. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of December 27, 2014, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended December 27, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	February 5, 2015
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RONALD F. KLAWITTER
Ronald F. Klawitter	Date:	February 5, 2015
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)