Form 10-Q
period 2015-03-28
KEY TRONIC CORP
filed 2015-05-06
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED MARCH 28, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2015, 10,551,680 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We”, “us”, “our”, “Company”, “KeyTronicEMS” and “KeyTronic”, unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 28, 2015	June 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$345	$5,803
Trade receivables, net of allowance for doubtful accounts of $240 and $0	69,690	49,658
Inventories	77,960	55,634
Deferred income tax asset	5,681	935
Other	15,226	11,186
Total current assets	168,902	123,216
Property, plant and equipment, net	28,707	23,596
Other assets:
Deferred income tax asset	293	3,325
Goodwill	9,957	1,740
Other intangible assets, net	7,337	2,071
Other	1,445	2,712
Total other assets	19,032	9,848
Total assets	$216,641	$156,660
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,277	$32,459
Accrued compensation and vacation	7,657	7,562
Current portion of debt	5,000	7,853
Other	10,633	4,293
Total current liabilities	73,567	52,167
Long-term liabilities:
Term loan - long term	27,500	—
Revolving loan	11,486	—
Deferred income tax liability	—	270
Other long-term obligations	4,660	578
Total long-term liabilities	43,646	848
Total liabilities	117,213	53,015
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,552 and 10,547 shares, respectively	44,758	44,151
Retained earnings	59,055	57,091
Accumulated other comprehensive (loss) income	(4,385)	2,403
Total shareholders’ equity	99,428	103,645
Total liabilities and shareholders’ equity	$216,641	$156,660
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net sales	$112,915	$77,043	$313,568	$233,267
Cost of sales	103,479	70,436	290,655	213,088
Gross profit	9,436	6,607	22,913	20,179
Research, development and engineering expenses	1,510	1,414	4,143	4,181
Selling, general and administrative expenses	5,375	2,985	15,407	8,964
Total operating expenses	6,885	4,399	19,550	13,145
Operating income	2,551	2,208	3,363	7,034
Interest expense, net	317	12	910	50
Income before income taxes	2,234	2,196	2,453	6,984
Income tax provision	373	782	489	751
Net income	$1,861	$1,414	$1,964	$6,233
Net income per share — Basic	$0.18	$0.13	$0.19	$0.59
Weighted average shares outstanding — Basic	10,552	10,533	10,551	10,523
Net income per share — Diluted	$0.16	$0.12	$0.17	$0.55
Weighted average shares outstanding — Diluted	11,556	11,350	11,457	11,350
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Comprehensive income (loss):
Net income	$1,861	$1,414	$1,964	$6,233
Other comprehensive income (loss):
Unrealized (loss) gain on hedging instruments, net of tax	(1,438)	203	(6,788)	515
Comprehensive income (loss)	$423	$1,617	$(4,824)	$6,748
Other comprehensive income for the three months ended March 28, 2015 and March 29, 2014 is reflected net of tax (benefit) provision of approximately $(0.7) million and $0.1 million, respectively. Other comprehensive (loss) income for the nine months ended March 28, 2015 and March 29, 2014 is reflected net of tax (benefit) provision of approximately $(3.5) million and $0.3 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Nine Months Ended
	March 28, 2015	March 29, 2014
Operating activities:
Net income	$1,964	$6,233
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,376	2,792
Excess tax benefit from exercise of stock options	(50)	(113)
Provision for obsolete inventory	254	227
Provision for warranty	48	19
Provision for doubtful accounts	111	37
(Gain) loss on disposal of assets	(4)	10
Share-based compensation expense	540	483
Deferred income taxes	(904)	(1,532)
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	1,068	(5,665)
Inventories	(808)	(872)
Other assets	(5,591)	(1,411)
Accounts payable	6,748	2,140
Accrued compensation and vacation	(2,093)	(1,116)
Other liabilities	1,338	1,120
Cash provided by operating activities	6,997	2,352
Investing activities:
Payment for acquisition, net of cash acquired	(47,964)	(6,027)
Purchase of property and equipment	(7,147)	(4,467)
Proceeds from sale of fixed assets	6,469	—
Cash used in investing activities	(48,642)	(10,494)
Financing activities:
Payment of financing costs	(44)	(23)
Proceeds from long term debt	35,000	—
Repayments of long term debt and capital lease obligations	(2,500)	(576)
Borrowings under revolving credit agreement	99,379	—
Repayment of revolving credit agreement	(87,893)	—
Proceeds from accounts receivable purchase agreement	1,147	—
Payments towards accounts receivable purchase agreement	(8,969)	—
Excess tax benefit from exercise of stock options	50	113
Proceeds from exercise of stock options	17	50
Cash provided by (used in) financing activities	36,187	(436)
Net decrease in cash and cash equivalents	(5,458)	(8,578)
Cash and cash equivalents, beginning of period	5,803	10,819
Cash and cash equivalents, end of period	$345	$2,241
Supplemental cash flow information:
Interest payments	$934	$56
Income tax payments, net of refunds	$3,084	$1,850
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balances, June 28, 2014	10,547	$44,151	$57,091	$2,403	$103,645
Net income	—	—	1,964	—	1,964
Unrealized loss on hedging instruments, net	—	—	—	(6,788)	(6,788)
Exercise of stock options	5	17	—	—	17
Share-based compensation	—	540	—	—	540
Tax benefit from exercise of stock options	—	50	—	—	50
Balances, March 28, 2015	10,552	$44,758	$59,055	$(4,385)	$99,428
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three and nine month periods ended March 28, 2015 and March 29, 2014 were 13 and 39 week periods, respectively. Fiscal year 2015 will end on June 27, 2014 which is a 52 week year, and fiscal year 2014 which ended on June 28, 2014, was also a 52 week year.

2.	Significant Accounting Policies
Reclassifications
Certain prior period reclassifications were made to conform with the current period presentation. These reclassifications had no effect on reported income, comprehensive income, cash flows, total assets, or shareholders’ equity as previously reported.
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
The Company uses derivatives to manage the variability of foreign currency fluctuations of expenses in our Mexico facilities and interest rate risk associated with certain borrowings under the Company’s debt arrangement. The foreign currency forward contracts and interest rate swaps have terms that are matched to the underlying transactions being hedged. As a result, these transactions fully offset the hedged risk and no ineffectiveness has been recorded.
The Company’s foreign currency forward contracts and interest rate swaps potentially expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by seeking high quality counterparties. The Company’s counterparties to the foreign currency forward contracts and interest rate swaps are major banking institutions. These institutions do not require collateral for the contracts, and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote. The Company does not enter into derivative instruments for trading or speculative purposes.

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
Impairment of Goodwill and Other Intangible Assets
The Company records intangible assets that are acquired individually or with a group of other assets in the financial statements at acquisition. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. The Company’s acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Companies have the option of using either a full or modified retrospective approach in applying this standard. The Company is in the process of assessing the impact of ASU 2014-09 on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15 (ASU 2014-15), Presentation of Financial Statements - Going Concern. The guidance in this Update applies to all entities. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The amendments of ASU 2014-15, when adopted, are not expected to have a material impact on the Company’s consolidated financial statements.
Management has assessed the potential impact of recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to the Company, or are not anticipated to have a material impact on the consolidated financial statements.

3.	Inventories
The components of inventories consist of the following (in thousands):

	March 28, 2015	June 28, 2014
Finished goods	$9,558	$5,826
Work-in-process	11,671	7,068
Raw materials and supplies	56,731	42,740
	$77,960	$55,634

4.	Long-Term Debt
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
As of March 28, 2015, the Company had an outstanding balance under the credit facility of $11.5 million, $0.3 million in outstanding letters of credit and $18.2 million available for future borrowings. The interest rate on the outstanding line of credit balance was 3.25%. The Company did not have an outstanding balance on the credit facility as of June 28, 2014.
The outstanding principal balance of the term loan bears interest at a fixed rate per annum of the daily one month LIBOR plus 1.75%, 2.00% or 2.25% depending on the ratio of the Company’s funded debt to EBITDA, except that the term loan bore interest at LIBOR plus 2.00% from September 3, 2014 through December 14, 2014 regardless of the Company’s cash flow leverage ratio. Principal on the term loan is payable in equal quarterly installments of $1.25 million commencing December 15, 2014 and continuing through June 15, 2019, with a final installment of all remaining unpaid principal due on August 31, 2019. The company had an outstanding balance of $32.5 million under the term loan as of March 28, 2015.
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

5.	Trade Accounts Receivable Purchase Programs
Transfer Program
On June 25, 2014, the Company entered into an Account Purchase Agreement with Wells Fargo Bank, N.A. (“WFB”) which provides that the Company may sell and assign to WFB and WFB may purchase from Company the accounts receivable of certain Company customers in a maximum aggregate amount of $50.0 million. The initial term of the agreement is 36 months with successive 12 month renewal terms. No accounts receivables were transferred under this original transfer agreement during the nine months ended March 28, 2015. As of June 28, 2014, total accounts receivables transferred was approximately $9.0 million. The receivables that were transferred under the transfer purchase program remained on our consolidated balance sheet.
As of March 28, 2015, the Company had no remaining liability to WFB for transferred accounts receivables. As of June 28, 2014, the Company’s net liability to WFB for accounts receivables transferred was approximately $7.9 million classified as current portion of debt.
Sale Program
On December 18, 2014, the Company modified the original Account Purchase Agreement with WFB to allow the Company to account for the factored receivables as a true-sale. As of March 28, 2015, total accounts receivables sold was approximately $5.0 million with cash proceeds of approximately $4.5 million. The remaining outstanding balance of accounts receivables sold and not yet collected was approximately $0.5 million as of March 28, 2015 and is recorded on the Consolidated Balance Sheet in other current assets. No accounts receivables were sold during the nine months ended March 29, 2014. The receivables that were sold during the nine months ended March 28, 2015, were removed from the Consolidated Balance Sheet and the cash received is reflected as cash provided by operating activities in the Consolidated Statements of Cash Flows.

6.	Income Taxes
The Company expects to repatriate a portion of its foreign earnings based on increased sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $10.5 million of foreign earnings in the future. As such, these earnings would be recognized in the United States, and the Company would be subject to U.S. federal income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax of expected repatriation of foreign earnings have been recorded as part of deferred taxes as of March 28, 2015. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
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
The Company has available approximately $5.4 million of gross federal research and development tax credits as of March 28, 2015. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of March 28, 2015, the Company has recorded $3.3 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $2.1 million.

7.	Earnings Per Share
The following table presents a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except per share information)
	March 28, 2015	March 29, 2014
Net income	$1,861	$1,414
Weighted average shares outstanding—basic	10,552	10,533
Effect of dilutive common stock options	1,004	817
Weighted average shares outstanding—diluted	11,556	11,350
Net income per share—basic	$0.18	$0.13
Net income per share—diluted	$0.16	$0.12
Antidilutive options and SARs not included in diluted earnings per share	208	208

	Nine Months Ended
	(in thousands, except per share information)
	March 28, 2015	March 29, 2014
Net income	$1,964	$6,233
Weighted average shares outstanding—basic	10,551	10,523
Effect of dilutive common stock options	906	827
Weighted average shares outstanding—diluted	11,457	11,350
Earnings per share—basic	$0.19	$0.59
Earnings per share—diluted	$0.17	$0.55
Antidilutive options and SARs not included in diluted earnings per share	208	208
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
Total share-based compensation expense recognized during the three months ended March 28, 2015 and March 29, 2014 was approximately $196,000 and $148,000, respectively. Total share-based compensation expense recognized during the nine months ended March 28, 2015 and March 29, 2014 was approximately $540,000 and $483,000, respectively. As of March 28, 2015, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $1.0 million. This expense is expected to be recognized over a weighted average period of 1.92 years.

No options to purchase shares of common stock or SARs were exercised during the three months ended March 28, 2015 or three months ended March 29, 2014. During the nine months ended March 28, 2015, 4,930 options to purchase shares of common stock were exercised, with an immaterial amount of intrinsic value, and no SARs were exercised. During the nine months ended March 29, 2014, 19,930 options to purchase shares of common stock were exercised and 30,000 SARs were exercised, with an intrinsic value of $0.3 million.

9.	Commitments and Contingencies
Purchase Commitments
The Company had no material firm commitments to contractors or suppliers for capital expenditures as of March 28, 2015.
Leases
The Company leases certain facilities, equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates over the next ten years.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $79,000 and $11,000 as of March 28, 2015 and June 28, 2014, respectively.

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
The following table summarizes the fair value of assets/(liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of March 28, 2015 and June 28, 2014 (in thousands):

	March 28, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Interest rate swaps	$—	$2	$—	$2
Financial Liabilities:
Interest rate swaps	$—	$(432)	$—	$(432)
Foreign currency forward contracts	$—	$(6,215)	$—	$(6,215)

	June 28, 2014
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$3,641	$—	$3,641

The Company currently has forward contracts to hedge known future cash outflows for expenses denominated in the Mexican peso and interest rate swaps to mitigate risk associated with certain borrowings under the Company’s debt arrangement. These contracts are measured on a recurring basis based on the foreign currency spot rates and forward rates quoted by banks or foreign currency dealers. These contracts are marked to market using level 2 input criteria every period with the unrealized gain or loss, net of tax, reported as a component of shareholders’ equity in accumulated other comprehensive (loss) income, as they qualify for hedge accounting.

The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at March 28, 2015 and June 28, 2014, reasonably approximate their fair value. The Company’s long-term debt primarily consists of a revolving line of credit and a term loan. Borrowings under the revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. Borrowings under the term loan bear interest at a fixed rate per annum of the daily one month LIBOR plus 1.75%, 2.00% or 2.25% depending on the ratio of the Company’s funded debt to EBITDA. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk.
As a result of the determinable market rate for our revolving credit and term loan debt, they are classified within Level 2 of the fair value hierarchy. The discounted cash flow of the revolving line of credit is estimated to be $11.5 million as of March 28, 2015, with a carrying value that reasonably approximates the fair value. The Company did not have an outstanding balance on the line of credit as of June 28, 2014. The discounted cash flow of the term loan is estimated to be $32.5 million as of March 28, 2015, with a carrying value that reasonably approximates the fair value. The Company did not have an outstanding balance on the term loan as of June 28, 2014.
Additionally, borrowings under the accounts receivable purchase program bear interest at daily one month LIBOR plus 2.25%. As a result of the determinable market rate for our accounts receivable purchase program, it is classified within Level 2 of the fair value hierarchy. As of March 28, 2015, the Company had no remaining liability to WFB for transferred accounts receivables. As of June 28, 2014, the Company had a net liability to WFB of $7.9 million, which reasonably approximates the fair value. The outstanding balance of accounts receivable sold and not yet collected under the trade accounts receivable program are recorded initially at fair value as other current assets on the Consolidated Balance Sheet and valued using unobservable inputs (level 3) primarily discounted cash flows, due to their credit quality and short-term maturity. The fair value reasonably approximates the carrying value. The unobservable inputs consist of estimated credit losses and estimated discount rates, both of which have an immaterial impact on the fair value calculations of the account receivables sold and not yet collected.

11.	Derivative Financial Instruments
As of March 28, 2015, the Company had outstanding foreign currency forward contracts with a total notional amount of $70.2 million. The maturity dates for these contracts extend through June 2018. For the three months ended March 28, 2015, the Company entered into foreign currency forward contracts of $5.8 million and settled $5.0 million of such contracts. During the same period of the previous year, the Company entered into $5.0 million of foreign currency forward contracts and settled $5.7 million of such contracts.
For the nine months ended March 28, 2015, the Company entered into forward contracts of $23.1 million and settled $15.3 million of such contracts. During the same period of the previous year, the Company entered into foreign currency forward contracts of $15.2 million and settled $17.6 million of such contracts.
On October 1, 2014, the Company entered into an interest rate swap contract with an effective date of September 1, 2015 and a termination date of September 3, 2019, with a notional amount of $25.0 million related to the borrowings outstanding under the term loan and line of credit. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counter party a fixed interest rate. The fixed interest rate for the contract is 1.97% that replaces the one month LIBOR rate component of our contractual interest to be paid to WFB as part of our debt facilities. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the term loan, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge.
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of March 28, 2015 and June 28, 2014 (in thousands):

		March 28, 2015	June 28, 2014
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other current assets	$—	$2,034
Foreign currency forward contracts	Other long-term assets	$—	$1,607
Foreign currency forward contracts	Other current liabilities	$(1,969)	$—
Foreign currency forward contracts	Other long-term liabilities	$(4,246)	$—
Interest rate swaps	Other long-term assets	$2	$—
Interest rate swaps	Other current liabilities	$(182)	$—
Interest rate swaps	Other long-term liabilities	$(250)	$—

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended March 28, 2015 and March 29, 2014 (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of December 27, 2014	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of March 28, 2015
Settled foreign currency forward contracts for the three months ended March 28, 2015	$31	$(56)	$25	$—
Unsettled foreign currency forward contracts	(2,837)	(1,264)	—	(4,101)
Unsettled interest rate swaps	(141)	(143)	—	(284)
Total	$(2,947)	$(1,463)	$25	$(4,385)

Derivatives Designated as Hedging Instruments	AOCI Balance as of December 28, 2013	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of March 29, 2014
Settled foreign currency forward contracts for the three months ended March 29, 2014	$110	$11	$(121)	$—
Unsettled foreign currency forward contracts	1,515	313	—	1,828
Total	$1,625	$324	$(121)	$1,828

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the nine months ended March 28, 2015 and March 29, 2014 (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 28, 2014	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of March 28, 2015
Settled foreign currency forward contracts for the nine months ended March 28, 2015	$1,153	$(388)	$(765)	$—
Unsettled foreign currency forward contracts	1,250	(5,351)	—	(4,101)
Unsettled interest rate swaps	—	(284)	—	(284)
Total	$2,403	$(6,023)	$(765)	$(4,385)

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 29, 2013	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of March 29, 2014
Settled foreign currency forward contracts for the nine months ended March 29, 2014	$85	$124	$(209)	$—
Unsettled foreign currency forward contracts	1,228	600	—	1,828
Total	$1,313	$724	$(209)	$1,828
The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts and interest rate swaps are major financial institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote. As of March 28, 2015, the net amount of unrealized loss expected to be reclassified into earnings within the next 12 months is approximately $1.4 million. As of March 28, 2015, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

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
On September 3, 2014, the Company acquired all of the outstanding stock of Ayrshire, resulting in Ayrshire becoming a wholly owned subsidiary of the Company. Ayrshire provides printed circuit board assembly and other electronic manufacturing services to a diversified customer base through manufacturing facilities operated by Ayrshire or its subsidiaries in Minnesota, Arkansas, Mississippi, and Kentucky and through a sheltered maquiladora facility in Reynosa, Mexico. The total cash payment of approximately $48.0 million was funded through borrowings on our term loan, revolving line of credit, and cash on hand. The Company incurred approximately $775,000 of costs related to due diligence and closing this acquisition and accrued an additional $200,000 for anticipated costs required to move its Reynosa operations to the Company’s existing facility in Juarez, Mexico.

The following table summarizes the purchase price paid for Ayrshire and the fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Estimated Fair Values
At September 3, 2014
Purchase price paid	$48,010
Cash acquired	(46)
Purchase price, net of cash received	$47,964

Cash	$46
Accounts Receivable	21,211
Inventories	21,772
Deferred Tax Asset	1,308
Other Current Assets	1,013
Fixed Assets	7,823
Favorable Leases	2,941
Customer Relationships	2,833
Non-Compete Agreements	196
Goodwill	8,217
Other Assets	42
Accounts Payable	(11,070)
Accrued Salaries and Wages	(2,188)
Other Current Liabilities	(2,408)
Deferred Tax Liability	(3,726)
Fair Value of Assets Acquired	$48,010
The Ayrshire acquisition was accounted for using the acquisition method of accounting whereby the total purchase price is allocated to tangible and intangible assets and liabilities based on their fair values on the date of acquisition. The Company determined the purchase price allocations on the acquisition based on estimates of the fair values of the assets acquired and liabilities assumed.
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

Pro forma condensed consolidated financial information for the three and nine months ended March 28, 2015 and March 29, 2014 (in thousands):

	Three Months Ended
	(unaudited)
	March 28, 2015	March 29, 2014
Net sales	$112,915	$107,512
Net income	$1,861	$1,738

	Nine Months Ended
	(unaudited)
	March 28, 2015	March 29, 2014
Net sales	$337,046	$326,644
Net income	$2,582	$7,178

13.	Goodwill and Other Intangible Assets
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
On March 30, 2015, the Company completed its annual impairment test. The Company concluded that it is more likely than not that the fair value of goodwill is greater than the carrying value. As of March 28, 2015, goodwill was recorded at $10.0 million. As of June 28, 2014, goodwill was recorded at $1.7 million.
The components of acquired intangible assets are as follows (in thousands):

	March 28, 2015
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(169)	$399
Customer Relationships	10	4,803	(510)	4,293
Favorable Lease Agreements	4 - 7	2,941	(296)	2,645
Total		$8,312	$(975)	$7,337

	June 28, 2014
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	5	$372	$(74)	$298
Customer Relationships	10	1,970	(197)	1,773
Total		$2,342	$(271)	$2,071
Amortization expense was approximately $283,000 and $68,000 for the three months ended March 28, 2015 and March 29, 2014, respectively. Amortization expense was approximately $704,000 and $204,000 for the nine months ended March 28, 2015 and March 29, 2014, respectively.
Aggregate amortization expense relative to existing intangible assets by fiscal year is currently estimated to be as follows (in thousands):

Fiscal Years Ending	Amount
2015 (1)	$282
2016	1,128
2017	1,128
2018	1,073
2019	818
Thereafter	2,908
Total amortization expense	$7,337
(1) Represents estimated amortization for the remaining three-month period ending June 27, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Summary
Our recent acquisition of Ayrshire continues to make significant contributions to our progress by expanding our printed circuit board assembly capabilities, our total revenue and profit, as well as our customer base. We continue to see a robust pipeline of potential new business and have further diversified our future revenue base during the third quarter by winning new customer programs involving consumer products. Moreover, Ayrshire customers continue to award us with additional business because of our combined capabilities and global logistics.
Moving into the fourth quarter of fiscal year 2015, we expect to see a significant moderation in the decline of certain longstanding programs that had impacted us in recent periods, while many new programs continue to ramp up. As a result, we expect overall sequential revenue growth, as well as increased operating efficiencies and profitability.
The concentration of our top three customers’ sales decreased to 31.2 percent of total sales in the third quarter of fiscal year 2015 from 54.2 percent in the same period of the prior fiscal year. This decrease was primarily the result of the acquisition of Ayrshire as well as the impact of the reduction in production levels for certain longstanding customers. We continue to diversify our customer base by adding additional programs and customers.

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
Gross profit as a percent of sales was 8.4 percent for the third quarter of fiscal year 2015 as compared to 8.6 percent for the same quarter of the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily due to an increase in certain overhead costs partially offset by the positive impact of the Ayrshire acquisition.
Operating income as a percentage of sales for the third quarter of fiscal year 2015 was 2.3 percent compared to 2.9 percent for the same quarter of the prior fiscal year. The decrease in operating income as a percentage of net sales was primarily due to a decrease in gross margin as discussed above.
Net income for the third quarter of fiscal year 2015 was $1.9 million or $0.16 per share, as compared to net income of $1.4 million or $0.12 per share for the third quarter of fiscal year 2014. The increase in net income for the third quarter of fiscal year 2015 as compared to the same period in fiscal year 2014, is primarily the result of a decrease in the effective tax rate from the prior year mostly due to the recognition of federal R&D credits during the current quarter which were not available in the same period of the prior year under tax law applicable at that time, which is discussed in further detail in the “Results of Operations” section.
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
For the fourth quarter of fiscal year 2015, the Company expects to report revenue in the range of $115 million to $125 million. Future results will depend on actual levels of customers’ orders, the timing of the startup of production of new product programs and the impact of the industry-wide shortages in the global supply chain.
We maintain a strong balance sheet with a current ratio of 2.3 and a debt to equity ratio of 0.44 as of March 28, 2015. Total cash provided by operating activities as defined on our cash flow statement was $7.0 million for the nine months ended March 28, 2015. We maintain sufficient liquidity for our expected future operations and had $11.5 million in borrowings on our $30.0 million revolving line of credit with Wells Fargo Bank, N.A. of which $18.2 million remained available at March 28, 2015. We believe cash flows generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.

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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 28, 2015 with the Three Months Ended March 29, 2014
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended March 28, 2015 as compared to the three months ended March 29, 2014. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	March 28, 2015	% of net sales	March 29, 2014	% of net sales	$ change	% point change
Net sales	$112,915	100.0%	$77,043	100.0%	$35,872	—%
Cost of sales	103,479	91.6%	70,436	91.4%	33,043	0.2%
Gross profit	9,436	8.4%	6,607	8.6%	2,829	(0.2)%
Research, development and engineering	1,510	1.3%	1,414	1.8%	96	(0.5)%
Selling, general and administrative	5,375	4.8%	2,985	3.9%	2,390	0.9%
Total operating expenses	6,885	6.1%	4,399	5.7%	2,486	0.4%
Operating income	2,551	2.3%	2,208	2.9%	343	(0.6)%
Interest expense, net	317	0.3%	12	—%	305	0.3%
Income before income taxes	2,234	2.0%	2,196	2.9%	38	(0.9)%
Income tax provision	373	0.3%	782	1.0%	(409)	(0.7)%
Net income	$1,861	1.6%	$1,414	1.8%	$447	(0.2)%
Effective income tax rate	16.7%		35.6%
Net Sales
Net sales of $112.9 million for the third quarter of fiscal year 2015 increased by 46.6 percent as compared to net sales of $77.0 million for the third quarter of fiscal year 2014.
The $35.9 million increase in net sales from the prior year period was primarily driven by an approximate $36.7 million increase in revenue related to Ayrshire and by an approximate $4.4 million increase in revenue related to new program wins, partially offset by an approximate $5.1 million decrease in revenue related to decreased demand from current customer programs and an approximate $0.1 million decrease in revenue related to program losses.
Gross Profit
Gross profit as a percentage of sales for the three months ended March 28, 2015 was 8.4 percent compared to 8.6 percent for the three months ended March 29, 2014. This 0.2 percentage point decrease is primarily related to an increase in certain overhead costs, partially offset by the positive impact resulting from the acquisition of Ayrshire. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $115,000 and $56,000 for obsolete inventory during the three months ended March 28, 2015 and March 29, 2014, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $1.5 million during the three months ended March 28, 2015 compared to $1.4 million during the three months ended March 29, 2014. Total RD&E expenses as a percent of net sales were 1.3 percent and 1.8 percent during the three months ended March 28, 2015 and March 29, 2014, respectively. This 0.5 percentage point decrease in RD&E as a percentage of net sales is primarily related to the increase in revenue as a result of the Ayrshire acquisition, partially offset by a slight increase in other overhead expenses.
Total selling, general and administrative (SG&A) expenses were $5.4 million during the three months ended March 28, 2015 compared to $3.0 million during the three months ended March 29, 2014. Total SG&A expenses as a percentage of net sales were 4.8 percent during the three months ended March 28, 2015 compared to 3.9 percent during the three months ended March 29, 2014. This increase is primarily related to the addition of Ayrshire’s SG&A expenses and to a lesser extent an increase in certain overhead costs.
Interest
Interest expense increased to $317,000 during the three months ended March 28, 2015 from $12,000 during the three months ended March 29, 2014. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit, term loan and factored receivables that were primarily used for the acquisition of Ayrshire.
Income Taxes
The effective tax rate for the three months ended March 28, 2015 was 16.7 percent compared to 35.6 percent for the same period in fiscal year 2014. The effective tax rate decreased from the prior year primarily due to the recognition of federal R&D credits during the current quarter which were not available in the same period of the prior year under tax law applicable at that time. Approximately $0.2 million of the R&D credit benefit was treated as a discrete adjustment during the third quarter. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements.”
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

RESULTS OF OPERATIONS
Comparison of the Nine Months Ended March 28, 2015 with the Nine Months Ended March 29, 2014
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the nine months ended March 28, 2015 as compared to the nine months ended March 29, 2014. It is provided to assist in assessing differences in our overall performance (in thousands):

	Nine Months Ended
	March 28, 2015	% of net sales	March 29, 2014	% of net sales	$ change	% point change
Net sales	$313,568	100.0%	$233,267	100.0%	$80,301	—%
Cost of sales	290,655	92.7%	213,088	91.3%	77,567	1.4%
Gross profit	22,913	7.3%	20,179	8.7%	2,734	(1.4)%
Research, development and engineering	4,143	1.3%	4,181	1.8%	(38)	(0.5)%
Selling, general and administrative	15,407	4.9%	8,964	3.8%	6,443	1.1%
Total operating expenses	19,550	6.2%	13,145	5.6%	6,405	0.6%
Operating income	3,363	1.1%	7,034	3.0%	(3,671)	(1.9)%
Interest expense, net	910	0.3%	50	—%	860	0.3%
Income before income taxes	2,453	0.8%	6,984	3.0%	(4,531)	(2.2)%
Income tax provision	489	0.2%	751	0.3%	(262)	(0.1)%
Net income	$1,964	0.6%	$6,233	2.7%	$(4,269)	(2.1)%
Effective income tax rate	19.9%		10.8%
Net Sales
Net sales of $313.6 million for the nine months ended March 28, 2015 increased by 34.4 percent as compared to net sales of $233.3 million for the nine months ended March 29, 2014.
The $80.3 million increase in net sales from the prior year period was primarily driven by an approximate $87.0 million increase in revenue related to Ayrshire and by an approximate $10.4 million increase in revenue related to new program wins, partially offset by an approximate $11.1 million decrease in revenue related to decreased demand from current customer programs and an approximate $6.0 million decrease in revenue related to program losses.
Gross Profit
Gross profit as a percentage of sales for the nine months ended March 28, 2015 was 7.3 percent compared to 8.7 percent for the nine months ended March 29, 2014. This 1.4 percentage point decrease is primarily related to a 1.0 percentage point increase in certain overhead costs and a 0.4 percentage point increase in material-related costs and the inefficiencies associated with ramping production of a new product that resulted in higher than expected operating expenses in the first quarter of fiscal year 2015. Partially offsetting this decrease was the positive impact resulting from the acquisition of Ayrshire. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $254,000 and $227,000 for obsolete inventory during the nine months ended March 28, 2015 and March 29, 2014, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $4.1 million and $4.2 million during the nine months ended March 28, 2015 and March 29, 2014, respectively. Total RD&E expenses as a percent of net sales were 1.3 percent and 1.8 percent during the nine months ended March 28, 2015 and March 29, 2014, respectively. This 0.5 percentage point decrease in RD&E as a percentage of net sales is primarily related to the increase in revenue as a result of the Ayrshire acquisition as well as a slight decrease in certain overhead expenses.
Total selling, general and administrative (SG&A) expenses were $15.4 million during the nine months ended March 28, 2015 compared to $9.0 million during the nine months ended March 29, 2014. Total SG&A expenses as a percentage of net sales were 4.9 percent during the nine months ended March 28, 2015 compared to 3.8 percent during the nine months ended March 29, 2014. This 1.1 percentage point increase in SG&A is primarily related to approximately $0.8 million of non-recurring closing costs associated with the Ayrshire acquisition as well as the inclusion of Ayrshire’s SG&A costs.
Interest
Interest expense increased to $910,000 during the nine months ended March 28, 2015 from $50,000 during the nine months ended March 29, 2014. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit, term loan and factored receivables that were primarily used for the acquisition of Ayrshire.
Income Taxes
The effective tax rate for the nine months ended March 28, 2015 was 19.9 percent compared to 10.8 percent for the same period in fiscal year 2014. The effective tax rate increased from the prior year primarily due to a $1.5 million discrete benefit recorded during the second quarter of fiscal year 2014 related to the repeal of the IETU tax regime in Mexico. For further information on taxes see footnote 5 of the “Notes to Consolidated Financial Statements.”
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
BACKLOG
On March 28, 2015, we had an order backlog of approximately $117.6 million. This compares with a backlog of approximately $64.6 million on March 29, 2014. The increase in backlog at March 28, 2015, when compared to March 29, 2014, is due to an increase in new programs primarily related to the addition of Ayrshire. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future sales.

CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the nine months ended March 28, 2015 was $7.0 million, compared to net cash provided by operating activities of $2.4 million during the same period of the prior fiscal year.
This $4.6 million year-over-year increase in cash provided by operating activities is primarily related to a $6.7 million increase in accounts payable and a $1.1 million decrease in accounts receivable, partially offset by a $0.8 million increase in inventory during the nine months ended March 28, 2015. This compares to $2.4 million of cash flows provided by operating activities during the nine months ended March 29, 2014, which resulted primarily from a $0.9 million increase in inventory and a $5.7 million increase in accounts receivable offset by a $2.1 million increase in accounts payable.
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our Trade Accounts Receivable Purchase Program. During the nine months ended March 28, 2015, we received cash proceeds of $4.5 million of accounts receivable sold to WFB, that were removed from our Consolidated Balance Sheet. During the same period of the previous year, no accounts receivable were sold under this program. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms.
Investing Cash Flow
Cash used in investing activities was $48.6 million during the nine months ended March 28, 2015 as compared to $10.5 million during the nine months ended March 29, 2014. Our primary investing activity during the nine months ended March 28, 2015, was the acquisition of Ayrshire as discussed in further detail in footnote 12 of the “Notes to Consolidated Financial Statements.” Our primary investing activity during the nine months ended March 29, 2014, was the acquisition of Sabre as discussed in further detail in footnote 12 of the “Notes to Consolidated Financial Statements.”
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds. During the nine months ended March 28, 2015, we received $6.5 million of cash resulting from operating leases to fund the purchase of certain equipment. During the same period of the prior year, we did not enter into any operating leases for equipment.
Financing Cash Flow
Cash provided by financing activities was $36.2 million during the nine months ended March 28, 2015 as compared to cash used in financing activities of $0.4 million in the same period of the previous fiscal year. Our primary financing activities during the nine months ended March 28, 2015, was borrowings on our term loan of $32.5 million, net of repayments, related to the Ayrshire acquisition as well as borrowings and repayments under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $30.0 million, subject to availability. Our primary financing activity during the nine months ended March 29, 2014, was principal payments on our capital lease obligations.
As of March 28, 2015, we were in compliance with our loan covenants and approximately $18.2 million was available under the revolving line of credit facility. The Company did not have an outstanding balance under the credit facility as of March 29, 2014.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of March 28, 2015, we had approximately $0.3 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company could be subject to additional income taxes payable in the U.S. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of March 28, 2015 would approximate $34,000. We have accrued for expected future repatriation of foreign earnings as discussed in footnote 6 of the “Notes to Consolidated Financial Statements.”

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
In the normal course of business, we enter into contracts which obligate us to make payments in the future. The table below sets forth our significant future obligations by fiscal year:
Payments Due by Fiscal Year (in thousands)

	Total	2015	2016	2017	2018	2019	Thereafter
Term loan (1)	$32,500	$1,250	$5,000	$5,000	$5,000	$5,000	$11,250
Wells Fargo Bank N.A. revolving loan (2)	11,486	—	—	—	—	—	11,486
Operating leases (3)	14,895	1,356	4,781	3,475	2,342	1,206	1,735
Purchase orders (4)

(1)
The terms of the Wells Fargo Bank N.A. term loan are discussed in the consolidated financial statements at Note 4, “Long-Term Debt.” Principal on the term loan is payable in equal quarterly installments of $1.25 million commencing on December 15, 2014 and continuing through June 15, 2019, with final installment of all remaining unpaid principal due on August 31, 2019.

(2)
The terms of the Wells Fargo Bank N.A. revolving loan are discussed in the consolidated financial statements at Note 4, “Long-Term Debt.” As of March 28, 2015, we were in compliance with our loan covenants. Breaching these covenants could have resulted in a material impact on our operations or financial condition and could impact our ability to borrow under this facility in the future.

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

(4)
As of March 28, 2015, we had open purchase order commitments for materials and other supplies of approximately $73.3 million. Included in the open purchase orders are various blanket orders for annual requirements. Actual needs under these blanket purchase orders fluctuate with our manufacturing levels. In addition, we have contracts with many of our customers that minimize our exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be canceled without penalty within specified ranges that are determined in negotiations with our suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations.

In addition to the cash requirements presented above, we have various other accruals which are not included in the table above. For example, we owe our suppliers approximately $50.3 million for accounts payable and shipments in transit at the end of the third quarter. We generally pay our suppliers in a range from 30 to 120 days depending on terms offered. These payments are financed by operating cash flows and our revolving line of credit.
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
Any current or future acquisitions may require additional equity financing, which could be dilutive to our existing shareholders, or additional debt financing, which could potentially affect our credit ratings. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The integration of acquired businesses may be further complicated by difficulties managing operations in geographically dispersed locations. The integration of acquired businesses may not be successful and could result in disruption by diverting management’s attention from the core business. In addition, the integration of acquired businesses may require that we incur significant restructuring charges or other increases in our expenses and working capital requirements, which reduce our return on invested capital.
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
Refer to Notes 2 and 13 to the consolidated financial statements and 'critical accounting policies and estimates' in management’s discussion and analysis of financial condition and results of operations for further discussion regarding the impairment testing of goodwill and identifiable intangible assets.
A decline in general economic conditions or global equity valuations could impact the judgments and assumptions about the fair value of the Company’s businesses and the Company could be required to record impairment charges on its goodwill or other identifiable intangible assets in the future, which could impact the Company’s consolidated balance sheet, as well as the Company’s consolidated statement of operations. If the Company was required to recognize an impairment charge in the future, the charge would not impact the Company's consolidated cash flows, current liquidity, capital resources, and covenants under its existing credit facilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility and term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility and term loan fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. There was outstanding $11.5 million in borrowings under our revolving credit facility and $32.5 million outstanding on our term loan as of March 28, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loan.
During the second quarter of fiscal year 2015, we entered into an interest rate swap contract with a notional amount of $25.0 million related to the borrowings outstanding under the term loan and revolving credit facility. As of March 28, 2015, our only material interest rate risk is associated with our revolving credit facility and term loan. Through the use of the interest rate swap, as described above, we fixed the basis on which we pay interest, thus eliminating much of our interest rate risk. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
In addition, we are subject to market risk related to our trade accounts receivable transfer program. The interest rates applicable to our trade accounts receivable transfer program fluctuate with the Wells Fargo Bank, N.A. LIBOR rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 5 – “Trade Accounts Receivable Purchase Programs” to the Consolidated Financial Statements for additional information.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $70.2 million of foreign currency forward contracts as of March 28, 2015. The fair value of these contracts was $(6.6) million. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of March 28, 2015, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	May 6, 2015
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RONALD F. KLAWITTER
Ronald F. Klawitter	Date:	May 6, 2015
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)