Form 10-K
period 2015-06-27
KEY TRONIC CORP
filed 2015-09-04
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-K
 ____________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 27, 2015
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
As of December 27, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $81.0 million based on the closing price as reported on the NASDAQ.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,706,706 shares of common stock were outstanding as of September 2, 2015.
 ____________________________________________________________
Documents Incorporated by Reference:
The following documents are incorporated by reference to the extent specified herein:

Document Description	Part of Form 10-K
Proxy Statement dated September 14, 2015	Part III

KEY TRONIC CORPORATION
2015 FORM 10-K

FORWARD-LOOKING STATEMENTS
References in this report to “the Company,” “Key Tronic,” “KeyTronicEMS,” “we,” “our,” or “us” mean Key Tronic Corporation together with its subsidiaries, except where the context otherwise requires.
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
Background
Key Tronic Corporation (dba: KeyTronicEMS Co.) was organized in 1969, as a Washington corporation that locally manufactured computer keyboards. The ability to design, build and deliver a quality product led us to become a leading independent manufacturer of keyboards for computers in the United States. Our fully integrated design, tooling, and automated manufacturing capabilities enabled us to rapidly respond to customers’ needs for keyboards in production quantities worldwide. We supported our sales growth through the development and purchase of international manufacturing facilities. As the computer keyboard market matured with increasing competition from other international providers, we determined that our business could no longer solely rely on keyboard sales.
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
Acquisitions
On September 3, 2014, we completed the acquisition of all of the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics), which added five locations (four in North America and one in Mexico). Subsequent to the acquisition, the Reynosa, Mexico operations were transferred to the Company’s existing Juarez, Mexico facilities. This acquisition expands our printed circuit board assembly capacity, total revenue, and adds to and diversifies our customer base with the addition of many new multi-national companies.
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
Our Industry and Strategy
The expansion of the EMS industry and recent acquisition has allowed us to continue to expand our customer base and the industries that we serve. The increase in new programs represents a growing portion of our revenue and a promising foundation for our future. In keeping with our long-term strategic objectives, we have been successfully building a more diversified customer portfolio, spanning a wider range of industries. We currently offer our customers the following services: integrated electronic and mechanical engineering, precision plastic molding, sheet metal fabrication, PCB and complete product assembly, component selection, sourcing and procurement, worldwide logistics, and new product testing and production all at competitive pricing due to our global footprint.

We believe that we are well positioned in the EMS industry to continue the expansion of our customer base and achieve long term growth. Our unique blend of multinational facilities, vertical integration, centralized management, and core strengths continue to support our growth and our customers’ needs. We continue to focus on controlling operating expenses and leveraging the synergistic capabilities of our world-class facilities in the United States, Mexico, and China. This international production capability provides our customers with the benefits of improved supply-chain management, reduced inventory, lower labor costs, lower transportation costs, and reduced product fulfillment time. Given our competitive advantages and the growing pressure for new potential customers to move forward with their outsourcing strategies, we are strongly positioned to win new business in coming periods and grow our revenue and profits.
The EMS industry is intensely competitive. Although our customer base is growing, we still have less than 1% of the potential global market and our revenue can fluctuate significantly due to reliance on a concentrated base of customers. We are planning for new customer growth in the coming quarters by securing new programs with new and existing customers, increasing our worldwide manufacturing capacity, and continuing to improve our manufacturing and procurement processes. Ongoing challenges that we face include but are not limited to the following: Continuing to win programs from new and existing customers, balancing production capacity and key personnel in support of new customer programs, improving operating efficiencies, controlling costs while developing competitive pricing strategies, and successfully transitioning new program wins to full production.
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
For the fiscal years 2015, 2014 and 2013, the five largest customers in each year accounted for 42%, 62% and 71% of combined total net sales, respectively. This decrease was primarily the result of the acquisition of Ayrshire as well as the impact of the reduction in production levels for certain longstanding customers. We continue to diversify our customer base by adding additional programs and customers. As these new customers’ sales ramp up and new programs are won, our concentration of revenue should continue to decrease in the future.
The following table represents all customers that represented 10% or more of total net sales during the last three fiscal years:

	Percentage of Net Sales by Fiscal Year
	2015	2014	2013
Customer A	17%	20%	19%
Customer B	*	15%	23%
Customer C	*	15%	21%
* Current customer amount represents less than 10%.
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
Although keyboard manufacturing is still included in our product offerings, we do not expect annual keyboard sales to be a material component of our business. We recognized keyboard revenue of approximately $1.9 million, $2.3 million and $2.4 million in fiscal years 2015, 2014 and 2013, respectively. In order to accommodate the demand for standard keyboard layouts, we maintain a purchase-from-stock program. The more popular standard layouts are built and stocked for immediate availability.
We market our products and services primarily through our direct sales department aided by strategically located field sales people and distributors. We also maintain relationships with several independent sales organizations to assist in marketing our EMS product lines.

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
Employees
We consider our employees to be our primary strength and we make considerable efforts to maintain a well-qualified workforce. Our employee benefits include bonus programs involving periodic payments to all employees based on meeting quarterly or fiscal year performance targets. We regularly provide transportation, medical services, and meals to all of our employees in foreign locations. The Company also has defined contribution plans available to U.S. employees who have attained age 21 and provide group health, life, and disability insurance plans. We also maintain share based compensation plans and other long term incentive plans for certain employees and outside directors.
As of June 27, 2015 we had 4,866 employees compared to 3,343 on June 28, 2014, and 2,584 on June 29, 2013. Since we can have significant fluctuations in product demand, we seek to maintain flexibility in our workforce by utilizing skilled temporary and short-term contract labor in our manufacturing facilities in addition to full-time employees.

Backlog
On July 24, 2015 our order backlog was valued at approximately $115.2 million, compared to approximately $103.1 million on July 26, 2014. The amount of backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue. Due to the relationships with our customers, we will occasionally allow orders to be canceled or rescheduled and as a result it is not a meaningful indicator of future financial results. If there are canceled or rescheduled orders, we typically negotiate fees to cover the costs we have incurred. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next twelve months, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.
Foreign Markets
Information concerning net sales and long-lived assets (property, plant, and equipment) by geographic areas is set forth in Note 12, “Enterprise-Wide Disclosures” of the consolidated financial statements of this Annual Report on Form 10-K and that information is incorporated herein.
Executive Officers of the Registrant
The table below sets forth the name, current age and current position of our executive officers and other significant employees:

Name	Age	Positions Held
Executive Officers
Craig D. Gates	56	President and Chief Executive Officer
Brett R. Larsen	42	Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Douglas G. Burkhardt	57	Executive Vice President of Worldwide Operations
Philip S. Hochberg	53	Executive Vice President of Business Development
Lawrence J. Bostwick	63	Vice President of Engineering and Quality
Frank Crispigna III	54	Vice President of Materials
Duane D. Mackleit	47	Vice President of Program Management
Executive Officers
CRAIG D. GATES – President and Chief Executive Officer
Mr. Gates, age 56, has been President and Chief Executive officer of the Company since April 2009. Previously, he was Executive Vice President and General Manager from August 2002 to April 2009. He served as Executive Vice President of Marketing, Engineering and Sales from July 1997 to August 2002 and served as Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. From 1982 to 1991 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana.
BRETT R. LARSEN – Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Mr. Larsen, age 42, has served as Executive Vice President of Administration, Chief Financial Officer, and Treasurer since July 2015. Previously, he was Vice President of Finance and Controller from February 2010 to July 2015. He was Chief Financial Officer of FLSmidth Spokane, Inc. from December 2008 to February 2010. From October 2005 through November 2008, Mr. Larsen served as Controller of Key Tronic Corporation. From May 2004 to October 2005, Mr. Larsen served as Manager of Financial Reporting of Key Tronic Corporation. From 2002 to May 2004, Mr. Larsen was an audit manager for the public accounting firm BDO Seidman, LLP. He also held various auditing and supervisory positions with Grant Thornton LLP from 1997 to 2002. Mr. Larsen has a Bachelor of Science degree in Accounting and a Masters degree in Accounting from Brigham Young University and is a Certified Public Accountant.

DOUGLAS G. BURKHARDT – Executive Vice President of Worldwide Operations
Mr. Burkhardt, age 57, has been Executive Vice President of Worldwide Operations of the Company since July 2010. Previously Mr. Burkhardt was Vice President of Worldwide Operations from July 2008 to July 2010 and Director of China Operations and Program Management from January 2006 to July 2008. Mr. Burkhardt also served as Director of Northwest and China Operations from November of 1998 to January of 2006. Mr. Burkhardt also served as Director of Customer Satisfaction from March 1997 to November 1998 and Director of Molding from September of 1995 to March of 1997. Prior to this, Mr. Burkhardt served in other various senior management positions within the Company. Mr. Burkhardt has been with the Company since May of 1989. Prior to joining Key Tronic, Mr. Burkhardt worked for House of Aluminum and Glass for 12 years where he was the plant manager.
PHILIP S. HOCHBERG – Executive Vice President of Business Development
Mr. Hochberg, age 53, has been Executive Vice President of Business Development since July 2012. Prior this, Mr. Hochberg served as Vice President of Business Development from October 2009 through June 2012. He was Director of Business Development and Program Management from July 2008 to October 2009. Mr. Hochberg served as Director of Business Development from October 2004 to July 2008 and as Director of EMS Sales and Marketing from July 2000 to October 2004. Prior to joining Key Tronic, Mr. Hochberg worked for Quinton Instrument Company as their Director of Marketing and Product Management from 1992 to 2000. From 1988 to 1992, he was employed by SpaceLabs Medical as their Business Development Marketing Manager. Mr. Hochberg has an MBA from the University of British Columbia, a BA Psychology, with a minor in Business from Washington University in St. Louis.
LAWRENCE J. BOSTWICK – Vice President of Engineering and Quality
Mr. Bostwick, age 63, has been Vice President of Engineering and Quality since July 2008. Previously he was Director of Engineering and Quality from February 2007 to July 2008 and served as Corporate Director of Quality from February 2006 to February 2007. From 2003 to 2006 he was Director of Supply Chain Management and Quality for the Lancer Corporation and from 1998 to 2003 he was Vice President of Operations for Thermacore International. He is a graduate of the Westinghouse and General Electric – Engineering and Manufacturing Professional Development Programs. He is certified in both Quality and Industrial Engineering and is a Lean – Six Sigma Master Black Belt. Mr. Bostwick has a combined B.S. degree in Production and Operation and Industrial Engineering from Bowling Green State University and a Masters degree in Industrial Engineering and Business Administration from Syracuse University.
FRANK CRISPIGNA III – Vice President of Materials
Mr. Crispigna, age 54, has been Vice President of Materials of the company since October 2011. Prior to this, Mr. Crispigna held a variety of Materials and Supply Chain positions at Plexus Corporation since 1997, most recently serving as the Director – Supply Chain Solutions from 2005 - 2011. He has a Masters degree in Business Administration, and a Bachelor of Business Administration Degree in Marketing from the University of Wisconsin – Oshkosh. Mr. Crispigna also is a C.P.M., and received his certification in Supply Chain Leadership from the University of Wisconsin.
DUANE D. MACKLEIT – Vice President of Program Management
Mr. Mackleit, age 47, has been Vice President of Program Management of the company since July 2012. He served as Director of Program Management from July 2008 through June 2012. From May 2006 to July 2008 he served as Principal Program Manager. Prior to that, he served as Program Manager from March 2002 to May 2006 and Associate Program Manager from August 2000 to March 2002. Mr. Mackleit has also held several other positions with Key Tronic Corporation. Mr. Mackleit has an AA in Business from Spokane Falls Community College and a BA in Business/Marketing from Eastern Washington University. He also holds a MBA from Gonzaga University.
Available Information
Our principal executive offices are located at 4424 North Sullivan Road, Spokane Valley, Washington 99216, and our telephone number is (509) 928-8000. Our website is located at http://www.keytronicems.com where filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or current reports on Form 8-K are available after they have been filed with the Securities and Exchange Commission. The information presented on our website currently and in the future is not considered to be part of this document or any document incorporated by reference in this document.

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
The loss of one or more of our major customers, or the reduction, delay or cancellation of orders from such customers, due to economic conditions or other forces, could materially and adversely affect our business, operating results and financial condition. Specifically, some of our major customers provide products to the banking and gambling industries which have been adversely affected by the unfavorable economic environment. The contraction in demand from our customers in these industries could impact our customer orders and have a negative impact on our operations over the foreseeable future. Additionally, if one or more of our customers were to become insolvent or otherwise unable to pay for the manufacturing services provided by us, our operating results and financial condition would be adversely affected.

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

Fluctuations in foreign currency exchange rates could increase our operating costs.
We have manufacturing operations located in Mexico and China. A significant portion of our operations are denominated in the Mexican peso and the Chinese currency, the renminbi ("RMB"). Currency exchange rates fluctuate daily as a result of a number of factors, including changes in a country's political and economic policies. Volatility in the currencies of our entities and the United States dollar could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the cash, receivables, payables and expenses of our operating entities. As part of our hedging strategy, we currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. We currently do not hedge expenses denominated in RMB. Unexpected losses could occur from increases in the value of these currencies relative to the United States dollar.
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
Customers may change production timing and demand schedules which makes it difficult for us to schedule production and capital expenditures and to maximize the efficiency of our manufacturing capacity.
Changes in demand for customer products reduce our ability to accurately estimate the future requirements of our customers. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. We must determine the levels of business that we will seek and accept from customers, set production schedules, commit to procuring inventory, and allocate personnel and resources, based on our estimates of our customers' requirements. Customers can require sudden increases and decreases in production which can put added stress on resources and reduce margins.
Continued growth could further lead to capacity constraints. We may need to transfer production to other facilities, acquire new facilities, or outsource production which could negatively impact gross margin.
An adverse change in the interest rates for our borrowings could adversely affect our financial condition.
We are exposed to interest rate risk under our revolving line of credit and term loan. We currently hedge a portion of our term loan with an interest rate swap. We have not historically hedged the interest rate on our credit facility; therefore, unless we do so, significant changes in interest rates could adversely affect our results of operations. Refer to the discussion in note 4, "Long-Term Debt" to the consolidated financial statements for further details of our debt obligations. We are also exposed to interest rate risk on our factoring activities.

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
Refer to Notes 1 and 15 to the consolidated financial statements and 'critical accounting policies and estimates' in management’s discussion and analysis of financial condition and results of operations for further discussion regarding the impairment testing of goodwill and identifiable intangible assets.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
None

Item 2.	PROPERTIES AS OF DATE OF FILING
We have manufacturing and sales operations located in the United States, Mexico, and China. The table below lists the locations and square footage of our operating facilities:

Location	Approx. Sq. Ft.	Type of Interest (Leased/Owned)	Description of Use
Spokane Valley, Washington	95,000	Leased	Sales, research, administration and manufacturing
Spokane Valley, Washington	36,000	Leased	Manufacturing
Oakdale, Minnesota (1)	124,000	Leased	Manufacturing and warehouse
Louisville, Kentucky (1)	4,000	Leased	Administration
Harrodsburg, Kentucky (1)	22,000	Owned	Manufacturing and warehouse
Corinth, Mississippi (1)	350,000	Leased	Manufacturing and warehouse
Fayetteville, Arkansas (1)	175,000	Leased	Manufacturing and warehouse
El Paso, Texas	80,000	Leased	Shipping and warehouse
Total USA	886,000
Juarez, Mexico	174,000	Owned	Manufacturing
Juarez, Mexico	60,000	Owned	Manufacturing and warehouse
Juarez, Mexico	66,000	Owned	Manufacturing and warehouse
Juarez, Mexico	115,000	Owned	Manufacturing and warehouse
Juarez, Mexico	103,000	Owned	Manufacturing and warehouse
Juarez, Mexico (2)	193,000	Leased	Warehouse
Juarez, Mexico (3)	66,000	Leased	Manufacturing
Juarez, Mexico (4)	72,000	Leased	Manufacturing
Total Mexico	849,000
Shanghai, China (5)	121,000	Leased	Manufacturing and warehouse
Shanghai, China	36,000	Leased	Manufacturing
Total China	157,000
Grand Total	1,892,000

(1)	During fiscal year 2015, we completed our acquisition of Ayrshire which resulted primarily in additional manufacturing and warehouse space.

(2)	During fiscal year 2014, we amended the lease agreement whereby increasing our leased space to approximately 193,000 square feet to accommodate additional warehouse space.

(3)	During fiscal year 2014, we completed our acquisition of Sabre Manufacturing resulting in an additional 66,000 square feet of leased manufacturing space.

(4)	During fiscal year 2015, we entered into a lease agreement to expand our manufacturing space by approximately 72,000 square feet.

(5)	During fiscal year 2015, we amended the lease of our China facility whereby increasing our leased space to 121,000 square feet to accommodate additional manufacturing and warehouse space.
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

All of our facilities are ISO certified to ISO 9001:2008 standards, ISO-14001 environmental standards, ISO-13485:2003 medical devices standards, AS9100C aviation, space and defense standards, ISO/TS 16949 automotive standards, ANSI/ESD S20.20-2007 Electrostatic Discharge Control Program and to Customs Trade Partnership against Terrorism (CTPAT). The Spokane, Washington facilities are additionally registered ISO/IEC 80079-34 explosive atmospheres and by the US State Department for International Traffic in Arms Regulations (ITAR). The Shanghai, China facilities are registered/certified to IS/TS 16949 automotive standard, ISO 13485 medical devices and ISO 14001 environmental. Additionally, Juarez, Mexico is registered by the NSF for water products. The Oakdale, Minnesota; Corinth, Mississippi; Fayetteville, Arkansas and Harrodsburg, Kentucky facilities are all registered by the U.S. State Department for International Traffic in Arms Regulations (ITAR).

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
Market Information
Our common stock is traded on the NASDAQ Global Market, formerly the NASDAQ National Market System under the symbol “KTCC.” Quarterly high and low sales prices for our common stock for fiscal years 2015 and 2014 were as follows:

	2015		2014
	High	Low	High	Low
First Quarter	$11.50	$9.90	$12.19	$9.60
Second Quarter	10.75	7.50	11.36	9.83
Third Quarter	10.75	7.85	11.44	9.81
Fourth Quarter	12.49	10.39	10.99	10.00
High and low stock prices are based on the daily sales prices reported by the NASDAQ Stock Market. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.
Holders and Dividends
As of June 27, 2015, we had 715 shareholders of common stock on record. As a result of our credit agreement with Wells Fargo Bank, N.A. we are restricted from declaring or paying dividends in cash or stock without the Bank’s prior written consent. We have not paid a cash dividend and do not anticipate payment of dividends in the foreseeable future.
Equity Compensation Plan Information
Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report, under the caption “Securities Authorized for Issuance under Equity Compensation Plans”, and that information is incorporated herein by reference.

Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock with the cumulative total return of the NASDAQ Stock Market (U.S. & Foreign) Index and the NASDAQ Electronic Components Index in fiscal 2015.

	7/3/2010	7/2/2011	6/30/2012	6/29/2013	6/28/2014	6/27/2015
Key Tronic Corporation	100.00	92.62	168.85	212.09	219.88	218.44
NASDAQ Composite	100.00	132.14	142.90	169.55	223.20	253.21
NASDAQ Electronic Components	100.00	126.13	120.00	133.59	184.37	198.81

Item 6:	SELECTED FINANCIAL DATA
The following selected data is derived from our audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes, and other information included in this report.
Financial Highlights
(In thousands, except for Supplemental Data and Per Share Amounts)

	Fiscal Year Ended
	June 27, 2015 (3)	June 28, 2014 (3)	June 29, 2013	June 30, 2012	July 2, 2011
Consolidated Statements of Operations Data:
Net sales	$433,997	$305,394	$361,033	$346,475	$253,846
Gross profit	33,305	26,854	34,512	29,836	20,648
Gross margin percentage	7.7%	8.8%	9.6%	8.6%	8.1%
Operating income	6,653	9,304	18,126	14,351	6,939
Operating margin percentage	1.5%	3.0%	5.0%	4.1%	2.7%
Net income	4,304	7,613	12,583	11,626	5,736
Earnings per share – diluted	0.38	0.67	1.12	1.07	0.55
Consolidated Cash Flow Data:
Cash flows provided by (used in) operations	7,667	1,458	29,282	(5,066)	(2,569)
Capital expenditures	8,808	7,763	3,470	4,654	3,818
Consolidated Balance Sheet Data:
Net working capital (1)	98,318	71,049	73,827	76,236	58,307
Total assets	230,794	156,660	135,130	150,912	112,364
Long-term liabilities	43,237	848	3,030	19,050	11,063
Shareholders’ equity	100,768	103,645	94,160	78,608	68,023
Book value per share (2)	$9.42	$9.83	$8.97	$7.50	$6.54
Supplemental Data:
Number of shares outstanding at year-end	10,706,136	10,546,750	10,502,188	10,481,356	10,399,187
Number of employees at year-end	4,866	3,343	2,584	2,700	1,997
Approximate square footage of operational facilities	1,892,000	1,139,000	1,011,000	945,000	796,000

(1)
Net working capital is defined as total current assets less total current liabilities. Net working capital measures the portion of current assets that are financed by long term funds and is an indicator of short term financial management.

(2)	Book value per share is defined as total shareholders’ equity divided by the number of shares outstanding at the end of the fiscal year.

(3)	Reflects the acquisition of Ayrshire on September 3, 2014 in fiscal year 2015 and Sabre on July 1, 2013 in fiscal year 2014.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Summary
During fiscal year 2015, despite slowdowns by some longstanding customers, we made significant progress ramping up new programs, expanding our customer base and extending our worldwide capabilities. The major event of the year was our acquisition and successful integration of Ayrshire Electronics, which significantly increased our combined annual revenue and more than doubled our number of customers, giving us a much stronger and more diverse foundation for growth.
Net sales of $434.0 million for fiscal year 2015 increased by 42.1 percent as compared to net sales of $305.4 million in fiscal year 2014. The increase in net sales was primarily driven by the addition of Ayrshire. Moving into the first quarter of fiscal year 2016, our new customer programs continue to steadily ramp up and we expect to see renewed sequential growth. For the first quarter of fiscal year 2016, the Company expects to report revenue in the range of $122 million to $130 million. Future results will depend on actual levels of customers’ orders, the timing of the start-up of production of new product programs and the potential impact of the macroeconomic uncertainty. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.
The concentration of our largest customers decreased during fiscal year 2015 with the top five customers’ sales decreasing to 42 percent of total sales in 2015 from 62 percent in 2014, and 71 percent in 2013. This decrease was primarily the result of the acquisition of Ayrshire as well as the impact of the reduction in production levels for certain longstanding customers. We continue to diversify our customer base by adding additional programs and customers. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, military supplies, computer accessories, electronic whiteboards, medical, educational, irrigation, automotive, transportation management, robotics, RFID, power supply, off-road vehicle equipment, fitness equipment, HVAC controls, consumer products, home building products, material handling systems and lighting equipment.
Gross profit as a percent of sales was 7.7 percent in fiscal year 2015 compared to 8.8 percent for the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily due to an unfavorable product mix and an increase in certain overhead costs partially offset by the positive impact of the Ayrshire acquisition. The level of gross margin is impacted by product mix, timing of the startup of new programs, facility utilization, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter and year to year.
Operating income as a percentage of sales for fiscal year 2015 was 1.5 percent compared to 3.0 percent for fiscal year 2014. The decrease in operating income as a percentage of net sales was primarily due to a decrease in gross profit as discussed above.
Net income for fiscal year 2015 was $4.3 million or $0.38 per diluted share, as compared to net income of $7.6 million or $0.67 per diluted share for fiscal year 2014. The decrease in net income for fiscal year 2015 as compared to fiscal year 2014 was primarily due to a decrease in sales from longstanding customers and an increase in interest expense, partially offset by the positive impact of the Ayrshire acquisition.

We maintain a strong balance sheet with a current ratio of 2.1 and a debt to equity ratio of 0.43. Total cash provided by operating activities as defined on our cash flow statement was $7.7 million during fiscal year 2015. We maintain sufficient liquidity for our expected future operations. As of June 27, 2015, we had $11.6 million outstanding on our revolving line of credit with Wells Fargo Bank, N.A. As a result, $18.0 million remained available to borrow as of June 27, 2015. We believe cash flow from operations, our borrowing capacity, our accounts receivable sale program, and equipment lease financing should provide adequate capital for planned growth over the long term.
RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended June 27, 2015 with the Fiscal Year Ended June 28, 2014
The following table sets forth for the periods indicated certain items of the consolidated statements of income expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Fiscal Year Ended
	June 27, 2015	% of net sales	June 28, 2014	% of net sales	$ change	% point change
Net sales	$433,997	100.0%	$305,394	100.0%	$128,603	—
Cost of sales	400,692	92.3	278,540	91.2	122,152	1.1
Gross profit	33,305	7.7	26,854	8.8	6,451	(1.1)
Operating expenses:
Research, development and engineering	5,784	1.3	5,586	1.8	198	(0.5)
Selling, general and administrative	20,868	4.8	11,964	3.9	8,904	0.9
Total operating expenses	26,652	6.1	17,550	5.7	9,102	0.4
Operating income	6,653	1.5	9,304	3.0	(2,651)	(1.5)
Interest expense, net	1,353	0.3	81	—	1,272	0.3
Income before income taxes	5,300	1.2	9,223	3.0	(3,923)	(1.8)
Income tax provision	996	0.2	1,610	0.5	(614)	(0.3)
Net income	$4,304	1.0%	$7,613	2.5%	$(3,309)	(1.5)
Effective income tax rate	18.8%		17.5%
Net Sales
The increase in net sales from prior year was primarily driven by an approximate $124.6 million increase in revenue related to Ayrshire and by an approximate $17.3 million increase in revenues related to new program wins, partially offset by an approximate $7.0 million decrease in revenue related to decreased demand from current customer programs and an approximate $6.3 million decrease in revenue related to program losses.
The following table shows the revenue by industry sectors as a percentage of revenue for fiscal years 2015 and 2014:

	Fiscal Year Ended
	June 27, 2015	June 28, 2014
Industrial and Commercial Printer	34%	17%
Consumer	28	30
Communication	16	23
Transportation	8	—
Gaming	6	15
Transaction Printer	6	11
Computer and Peripheral	2	4
Total	100%	100%
We provide services to customers in a number of industries and produce a variety of products for our customers in each industry. As we continue to diversify our customer base and win new customers, we will continue to see a change in the industry concentrations of our revenue.
Sales to foreign locations outside the United States represented 30.4 percent and 35.3 percent of our total net sales in fiscal years 2015 and 2014, respectively.

Cost of Sales
Total cost of sales as a percentage of net sales was 92.3 percent and 91.2 percent in fiscal years 2015 and 2014, respectively.
Total cost of materials as a percentage of net sales was approximately 64.6 percent and 64.5 percent in fiscal years 2015 and 2014, respectively. The change from year-to-year was relatively flat and resulted from an increase in material cost as a percentage of net sales from certain customers which were partially offset by the lower material costs as a percentage of net sales from Ayrshire customers.
Production and support costs as a percentage of net sales were 27.7 percent and 26.7 percent in fiscal years 2015 and 2014, respectively. The increase in fiscal year 2015 is primarily related to inefficiencies associated with ramping production of new products that resulted in higher than expected operating expenses during the first quarter of fiscal year 2015.
We provide a reserve for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage. The amounts charged to expense for these inventories were approximately $0.5 million and $0.3 million in fiscal years 2015 and 2014, respectively.
We provide warranties on certain products we sell and estimate warranty costs based on historical experience and anticipated product returns. Warranty expense is related to workmanship claims on keyboards and EMS products. The amounts charged to expense are determined based on an estimate of warranty exposure. The net warranty expense was approximately $115,000 and $35,000 in fiscal years 2015 and 2014, respectively.
Gross Profit
Gross profit as a percentage of net sales was 7.7 percent and 8.8 percent in fiscal years 2015, and 2014, respectively. The 1.1 percentage point decrease in gross profit as a percentage of net sales during fiscal year 2015 as compared to fiscal year 2014 is primarily related to a 1.0 percentage point increase in certain overhead costs and a 0.1 percentage point increase in material costs.
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

We took early pay discounts to suppliers that totaled approximately $1.5 million and $1.1 million in fiscal years 2015 and 2014, respectively. Early pay discounts will fluctuate based on our liquidity and changes in the discounts and terms offered by our suppliers.
Research, Development and Engineering
Research, development and engineering expenses (RD&E) consists principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Total RD&E expense was $5.8 million and $5.6 million in fiscal years 2015 and 2014, respectively. Total RD&E expenses as a percent of net sales were 1.3 percent and 1.8 percent in fiscal years 2015 and 2014, respectively. This 0.5 percentage point decrease in RD&E as a percentage of net sales is primarily related to the increase in revenue as a result of the Ayrshire acquisition as well as a slight decrease in certain overhead expenses.
Selling, General and Administrative
Selling, general and administrative expenses (SG&A) consist principally of salaries and benefits, advertising and marketing programs, sales commissions, travel expenses, provision for doubtful accounts, facilities costs, and professional services. Total SG&A expenses were $20.9 million and $12.0 million in fiscal years 2015 and 2014, respectively. Total SG&A expenses as a percent of net sales were 4.8 percent and 3.9 percent in fiscal years 2015 and 2014, respectively. This 0.9 percentage point increase in SG&A as a percentage of net sales is primarily related to the inclusion of Ayrshire’s SG&A costs, non-recurring closing costs associated with the Ayrshire acquisition, and an increase in payroll related costs.

Interest Expense
We had net interest expense of $1.4 million and $0.1 million in fiscal years 2015 and 2014, respectively. This increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit, term loan and factored receivables that were primarily used for the acquisition of Ayrshire.
Income Tax Provision
We had an income tax expense of $1.0 million during fiscal year 2015 as compared to an income tax expense of $1.6 million in fiscal year 2014. The income tax expense recognized during both fiscal years 2015 and 2014 was primarily a function of U.S. and foreign taxes recognized at the statutory rates offset by the net benefit associated with federal research and development tax credits, changes in potential foreign tax credits and changes in foreign tax regimes. The impact of this offset was greater in 2014 because the Company recognized a one-time benefit related to the repeal of the IETU tax regime in Mexico during fiscal year 2014.
We continually review our requirements for liquidity domestically to fund current operations, revenue growth and to look for potential future acquisitions. We anticipate repatriating a portion of our unremitted foreign earnings. The associated taxes and potential foreign tax credits are included in the income tax calculation. For further information on taxes please review footnote 6 of the “Notes to Consolidated Financial Statements.”
International Subsidiaries
We offer customers a complete global manufacturing solution. Our facilities provide our customers the opportunity to have their products manufactured in the facility that best serves specific cost, product manufacturing and distribution needs. The locations of active foreign subsidiaries are as follows:

•
Key Tronic Juarez, SA de CV owns five facilities and leases three facilities in Juarez, Mexico. These facilities include an SMT facility, an assembly and molding facility, a sheet metal fabrication facility, and assembly and storage facilities. This subsidiary is primarily used to support our U.S. operations.

•
Key Tronic Computer Peripherals (Shanghai) Co., Ltd. leases two facilities with SMT, assembly, global purchasing and warehouse capabilities in Shanghai, China, which began operations in 1999. Its primary function is to provide EMS services for export; however, it is also currently manufacturing certain electronic keyboards.

Foreign sales (based on shipping instructions) from our worldwide operations, including domestic exports, were $132.1 million, $107.7 million and $115.0 million in fiscal years 2015, 2014 and 2013, respectively. Products and manufacturing services provided by our subsidiary operations are primarily sold to customers directly by the parent company. Key Tronic Computer Peripherals (Shanghai) Co., Ltd., our subsidiary in Shanghai, China, had an immaterial amount of direct sales to customers in China during the past three fiscal years.

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
We continually review our requirements for liquidity domestically to fund current operations, revenue growth and to look for potential future acquisitions. We continue to anticipate repatriating a portion of our unremitted foreign earnings. The associated taxes and potential foreign tax credits are included in the income tax calculation. For further information on taxes please review footnote 6 of the “Notes to Consolidated Financial Statements.”
Capital Resources and Liquidity
Operating Cash Flow
Net cash provided by operating activities for fiscal year 2015 was $7.7 million compared to net cash provided by operating activities of $1.5 million and $29.3 million in fiscal years 2014 and 2013, respectively.
The working capital year-over-year change is primarily related to an $18.0 million increase in accounts payable, offset by a $14.7 million increase in inventory and a $2.1 million increase in accounts receivable after the $7.3 million impact of factoring. The working capital changes during fiscal year 2014 were primarily due to a $10.5 million increase in inventory, a $2.7 million increase in accounts receivable, partially offset by a $6.1 million increase in accounts payable. The working capital changes during fiscal year 2013 are primarily due to a $13.3 million decrease in inventory and a $13.6 million decrease in accounts receivable, which were partially offset by a $16.6 million decrease in accounts payable.
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our Trade Accounts Receivable Purchase Program. During fiscal year 2015, we received cash proceeds of $7.3 million from accounts receivable sold to WFB, which are not included on our Consolidated Balance Sheet. The Company did not have the Trade Accounts Receivable Purchase Program during fiscal year 2014. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, negotiated supplier terms, and taking advantage of early pay discounts.
Investing Cash Flow
Cash flows used in investing activities were $48.1 million, $13.8 million, and $3.3 million in fiscal years 2015, 2014 and 2013, respectively. Our primary investing activity during fiscal year 2015, was the acquisition of Ayrshire as discussed in further detail in footnote 14 of the “Notes to Consolidated Financial Statements.” Our primary investing activity during fiscal year 2014, was the acquisition of Sabre as discussed in further detail in footnote 14 of the “Notes to Consolidated Financial Statements.” Our primary investing activity during fiscal year 2013 related to the purchase of property and equipment.
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds and available borrowing capacities. During fiscal year 2015, we received $8.6 million of cash resulting from the sale and leaseback of equipment under operating leases. We did not enter into sale and leaseback transactions during fiscal year 2014 or fiscal year 2013.
Financing Cash Flow
On September 3, 2014, we entered into an amended credit agreement which provided the Company with a term loan in the amount of $35.0 million. As of June 27, 2015, our credit agreement with Wells Fargo Bank N.A. provided a revolving line of credit facility of up to $30 million, subject to availability.

Cash flows provided by financing activities was $35.0 million in fiscal year 2015 as compared to cash flows provided by financing activities of $7.3 million and cash flows used in financing activities of $15.7 million in fiscal years 2014 and 2013, respectively. Our primary financing activities during fiscal year 2015, was borrowings on our term loan of $31.3 million, net of repayments, related to the Ayrshire acquisition as well as borrowings and repayments under our revolving line of credit facility. Our primary financing activities in fiscal years 2014 and 2013, were borrowings and repayments under our revolving line of credit facility and principal payments on our capital lease obligations. Additionally, the Company received $7.9 million in cash as a result of our accounts receivable transfer program with Wells Fargo Bank N.A. during fiscal year 2014. The Company did not receive any cash related to the accounts receivable purchase program during fiscal year 2013.
As of June 27, 2015, the Company had an outstanding balance on the line of credit of $11.6 million. We had availability to borrow an additional $18.0 million under the Wells Fargo line of credit and we were in compliance with our loan covenants. Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. Subsequent to June 27, 2015, the Company entered into a first amendment to the amended and restated credit agreement extending the limit on our line of credit facility to $45 million from $30 million. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries.
As of June 27, 2015, we had approximately $0.4 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company could be subject to additional income taxes payable in the U.S. The total amount of U.S. taxes required to be paid for the amount of foreign subsidiary cash on hand as of June 27, 2015 would approximate $37,000. The Company also has approximately $23.3 million of foreign earnings that have not been repatriated to the U.S. Of that amount, the Company estimates that $10.6 million is to be repatriated in the future, requiring U.S. taxes of $1.4 million that is currently accrued in our deferred tax liabilities. The remaining $12.7 million is considered to be permanently reinvested in Mexico and China. If these amounts were required to be repatriated it would create an additional $2.5 million U.S. tax liability.
Contractual Obligations and Commitments
In the normal course of business, we enter into contracts which obligate us to make payments in the future. The table below sets forth our significant future obligations by fiscal year:
Payments Due by Fiscal Year (in thousands)

	Total	2016	2017	2018	2019	2020	Thereafter
Term loan (1)	$31,250	$5,000	$5,000	$5,000	$5,000	$11,250	$—
Wells Fargo Bank N.A. revolving loan (2)	$11,631	$—	$—	$—	$—	$11,631	$—
Operating leases (3)	$16,064	$5,552	$4,245	$3,099	$1,297	$1,225	$646
Purchase orders (4)

(1)
The terms of the Wells Fargo Bank N.A. term loan are discussed in the consolidated financial statements at Note 4, “Long-Term Debt.” Principal on the term loan is payable in equal quarterly installments of $1.25 million commencing on December 15, 2014 and continuing through June 15, 2019, with final installment of all remaining unpaid principal due on August 31, 2019.

(2)
The terms of the Wells Fargo Bank N.A. revolving loan are discussed in the consolidated financial statements at Note 4, “Long-Term Debt.” As of June 27, 2015, we were in compliance with our loan covenants. Breaching these covenants could have resulted in a material impact on our operations or financial condition and could impact our ability to borrow under this facility in the future.

(3)
We maintain vertically integrated manufacturing operations in the United States, Mexico and China. We lease some of our administrative and manufacturing facilities and equipment. A complete discussion of properties can be found in Part 1, Item 2 at “Properties.” Leases have proven to be an acceptable method for us to acquire new or replacement equipment and to maintain facilities with a minimum impact on our short term cash flows for operations. In addition, such operations are heavily dependent upon technically superior manufacturing equipment including molding machines in various tonnages, Surface Mount Technology (SMT) lines, sheet metal fabrication and stamping machines, clean rooms, and automated insertion, and test equipment for the various products we are capable of producing.

(4)
As of June 27, 2015, we had open purchase order commitments for materials and other supplies of approximately $74.0 million. Included in the open purchase orders are various blanket orders for annual requirements. Actual needs under these blanket purchase orders fluctuate with our manufacturing levels and as such cannot be broken out between fiscal years. In addition, we have contracts with many of our customers that minimize our exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with our suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations.

In addition to the cash requirements presented above, we have various other accruals which are not included in the table above. For example, we owe our suppliers approximately $61.5 million for accounts payable and shipments in transit at the end of the fiscal year. We generally pay our suppliers in a range from 30 to 120 days depending on terms offered. These payments are financed by operating cash flows and our revolving line of credit.
We believe that cash flows generated from operations, factoring, leasing facilities, and funds available under the revolving credit facility will satisfy cash requirements for a period in excess of 12 months and into the foreseeable future.
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
Allowance for Doubtful Accounts
We value our accounts receivable net of an allowance for doubtful accounts. As of June 27, 2015, the allowance for doubtful accounts was $0.1 million. As of June 28, 2014, no allowance was deemed necessary. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.

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
Business Combinations
The Company recognizes the assets acquired and liabilities assumed in business combinations on the basis of their fair values at the date of acquisition. We assess the fair value of assets, including intangible assets, using a variety of methods and each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates for a market participant. Assets recorded from the perspective of a market participant that are determined to not have economic use for us are expensed immediately. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction costs and restructuring costs associated with a business combination are expensed as incurred.
New and Future Accounting Pronouncements
See Note 1 to our consolidated financial statements.

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility and term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility and term loan fluctuate with the Wells Fargo Bank N.A. prime rate and LIBOR rates. There was outstanding $11.6 million in borrowings under our revolving credit facility and $31.3 million outstanding on our term loan as of June 27, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loan.
During the second quarter of fiscal year 2015, we entered into an interest rate swap contract with a notional amount of $25.0 million related to the borrowings outstanding under the term loan and revolving credit facility. As of June 27, 2015, our only material interest rate risk is associated with our revolving credit facility and term loan. Through the use of the interest rate swap, as described above, we fixed the basis on which we pay interest, thus eliminating much of our interest rate risk. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was $65.0 million of foreign currency forward contracts outstanding as of June 27, 2015. The fair value of these contracts was approximately $(7.2) million. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Key Tronic Corporation
Spokane Valley, Washington
We have audited the accompanying consolidated balance sheets of Key Tronic Corporation as of June 27, 2015 and June 28, 2014 and the related consolidated statements of income, comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended June 27, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Tronic Corporation at June 27, 2015 and June 28, 2014, and the results of its operations and its cash flows for each of the three years in the period ended June 27, 2015, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Key Tronic Corporation's internal control over financial reporting as of June 27, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 4, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington
September 4, 2015

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 27, 2015	June 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$372	$5,803
Trade receivables, net of allowance for doubtful accounts of $97 and $0	72,852	49,658
Inventories	91,594	55,634
Deferred income tax asset	6,643	935
Other	13,646	11,186
Total current assets	185,107	123,216
Property, plant and equipment, net	26,974	23,596
Other assets:
Deferred income tax asset	80	3,325
Other	1,621	2,712
Goodwill	9,957	1,740
Other intangible assets, net	7,055	2,071
Total other assets	18,713	9,848
Total assets	$230,794	$156,660
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,528	$32,459
Accrued compensation and vacation	9,467	7,562
Current portion of debt	5,000	7,853
Other	10,794	4,293
Total current liabilities	86,789	52,167
Long-term liabilities:
Term loan	26,250	—
Revolving loan	11,631	—
Deferred income tax liability	501	270
Other long-term obligations	4,855	578
Total long-term liabilities	43,237	848
Total liabilities	130,026	53,015
Commitments and contingencies (Note 4 and 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,706 and 10,547 shares, respectively	44,136	44,151
Retained earnings	61,395	57,091
Accumulated other comprehensive (loss) income	(4,763)	2,403
Total shareholders’ equity	100,768	103,645
Total liabilities and shareholders’ equity	$230,794	$156,660
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Net sales	$433,997	$305,394	$361,033
Cost of sales	400,692	278,540	326,521
Gross profit	33,305	26,854	34,512
Research, development and engineering expenses	5,784	5,586	5,156
Selling, general and administrative expenses	20,868	11,964	11,230
Total operating expenses	26,652	17,550	16,386
Operating income	6,653	9,304	18,126
Interest expense, net	1,353	81	271
Income before income taxes	5,300	9,223	17,855
Income tax provision	996	1,610	5,272
Net income	$4,304	$7,613	$12,583
Net income per share — Basic	$0.41	$0.72	$1.20
Weighted average shares outstanding — Basic	10,572	10,528	10,490
Net income per share — Diluted	$0.38	$0.67	$1.12
Weighted average shares outstanding — Diluted	11,286	11,358	11,252
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Comprehensive (loss) income:
Net income	$4,304	$7,613	$12,583
Other comprehensive (loss) income:
Unrealized (loss) gain on derivatives, net of tax	(7,166)	1,090	1,972
Comprehensive (loss) income	$(2,862)	$8,703	$14,555

Other comprehensive (loss) income for fiscal years 2015, 2014, and 2013 is reflected net of tax (benefit) provision of approximately $(3.7) million, $0.6 million and $1.0 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Operating activities:
Net income	$4,304	$7,613	$12,583
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,910	3,829	2,965
Excess tax benefit from exercise of stock options	(50)	(73)	(103)
Provision for obsolete inventory	520	257	525
Provision for warranty	115	35	26
Provision for doubtful accounts	97	37	62
Loss on disposal of property, plant and equipment	70	12	27
Share-based compensation expense	732	659	848
Deferred income taxes	(1,517)	(687)	2,493
Deferred compensation	—	—	(546)
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(2,080)	(2,686)	13,638
Inventories	(14,708)	(10,450)	13,250
Other assets	(4,249)	(3,145)	(2,381)
Accounts payable	17,999	6,059	(16,625)
Accrued compensation and vacation	(283)	149	1,148
Other liabilities	807	(151)	1,372
Cash provided by operating activities	7,667	1,458	29,282
Investing activities:
Payment for acquisition, net of cash acquired	(47,964)	(6,027)	—
Purchase of property and equipment	(8,808)	(7,763)	(3,470)
Proceeds from sale of fixed assets	8,641	—	27
Proceeds from life insurance	—	—	144
Cash used in investing activities	(48,131)	(13,790)	(3,299)
Financing activities:
Payment of financing costs	(62)	(84)	(75)
Proceeds from issuance of long term debt	35,000	—	—
Repayments of long term debt and capital lease obligations	(3,750)	(576)	(729)
Borrowings under revolving credit agreement	137,987	8,212	66,528
Repayment of revolving credit agreement	(126,356)	(8,212)	(81,539)
Proceeds from accounts receivable transfer agreement	1,116	7,853	—
Payments towards accounts receivable transfer agreement	(8,969)	—	—
Excess tax benefit from exercise of stock options	50	73	103
Proceeds from exercise of stock options	17	50	46
Cash provided by (used in) financing activities	35,033	7,316	(15,666)
Net (decrease) increase in cash and cash equivalents	(5,431)	(5,016)	10,317
Cash and cash equivalents, beginning of period	5,803	10,819	502
Cash and cash equivalents, end of period	$372	$5,803	$10,819
Supplemental cash flow information:
Interest payments	$1,221	$90	$317
Income tax payments, net of refunds	$3,274	$2,184	$2,708
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, June 30, 2012	10,481	$42,372	$36,895	$(659)	$78,608
Net income	—	—	12,583	—	12,583
Unrealized gain on foreign exchange contracts, net	—	—	—	1,972	1,972
Exercise of stock options	21	46	—	—	46
Share-based compensation	—	848	—	—	848
Tax benefit from exercise of stock options	—	103	—	—	103
Balances, June 29, 2013	10,502	$43,369	$49,478	$1,313	$94,160
Net income	—	—	7,613	—	7,613
Unrealized gain on foreign exchange contracts, net	—	—	—	1,090	1,090
Exercise of stock options	45	50	—	—	50
Share-based compensation	—	659	—	—	659
Tax benefit from exercise of stock options	—	73	—	—	73
Balances, June 28, 2014	10,547	$44,151	$57,091	$2,403	$103,645
Net income	—	—	4,304	—	4,304
Unrealized loss on derivatives, net	—	—	—	(7,166)	(7,166)
Exercise of stock options	5	17	—	—	17
Exercise of stock appreciation rights	223	—	—	—	—
Shares withheld for taxes	(69)	(814)	—	—	(814)
Share-based compensation	—	732	—	—	732
Tax benefit from exercise of stock options	—	50	—	—	50
Balances, June 27, 2015	10,706	$44,136	$61,395	$(4,763)	$100,768
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SIGNIFICANT ACCOUNTING POLICIES
Business
Key Tronic Corporation and subsidiaries (the Company) is engaged in electronic manufacturing services (EMS) for original equipment manufacturers (OEMs) and also manufactures keyboards and other input devices. The Company’s headquarters are located in Spokane Valley, Washington with manufacturing operations in Oakdale, Minnesota; Fayetteville, Arkansas; Corinth, Mississippi; Harrodsburg, Kentucky; and foreign manufacturing operations in Juarez, Mexico; and Shanghai, China.
Principles of Consolidation
The consolidated financial statements include the Company and its wholly owned subsidiaries in the United States, Mexico and China. Intercompany balances and transactions have been eliminated during consolidation.
Reclassifications
Certain prior period reclassifications were made to conform with the current period presentation. These reclassifications had no effect on reported income, comprehensive income, cash flows, total assets, or shareholders' equity as previously reported.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include the allowance for doubtful receivables, the provision for obsolete and non-saleable inventories, deferred tax assets and liabilities, uncertain tax positions, valuation of goodwill, impairment of long-lived assets, medical self-funded insurance liability, long-term incentive compensation accrual, the provision for warranty costs, the fair value of stock appreciation rights granted under the Company’s share-based compensation plan and purchase price allocation of acquired businesses. Due to uncertainties with respect to the assumptions and estimates, actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company may have cash and cash equivalents at financial institutions that are in excess of federally insured limits from time to time.
Allowance for Doubtful Accounts
The Company evaluates the collectability of accounts receivable and records an allowance for doubtful accounts, which reduces the receivables to an amount that management reasonably estimates will be collected. A specific allowance is recorded against receivables considered to be impaired based on the Company’s knowledge of the financial condition of the customer. In determining the amount of the allowance, the Company considers several factors including the aging of the receivables, the current business environment and historical experience. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out (FIFO) method. Customer orders are based upon forecasted quantities of product manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demands for products frequently change, sometimes creating excess and obsolete inventories. The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount.
Property, Plant and Equipment
Property, plant and equipment are carried at cost and depreciated using straight-line methods over the expected useful lives of the assets. Internally constructed molds and dies are depreciated over the expected useful lives of one to two years. Repairs and maintenance costs are expensed as incurred.

Business Combinations
The Company recognizes the assets acquired and liabilities assumed in business combinations on the basis of their fair values at the date of acquisition. We assess the fair value of assets, including intangible assets, using a variety of methods and each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates for a market participant. Assets recorded from the perspective of a market participant that are determined to not have economic use for us are expensed immediately. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction costs and restructuring costs associated with a business combination are expensed as incurred.
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
Self-funded Insurance
The Company self-funds one of its domestic employee health plans. The Company contracted with a separate administrative service company to supervise and administer the program and act as its representative. The Company reduces its risk under this self-funded platform by purchasing stop-loss insurance coverage for individual claims. In addition, if the aggregate annual claims amount to more than 125 percent of expected claims for the plan year this insurance will also pay those claims amounts exceeding that level.
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
Revenues and associated costs from engineering design, development services and tooling, which are performed under contract of short term durations, are recognized only after the completed performance of the service. Revenue from engineering design, development services and tooling represented approximately 2.5 percent, 3.4 percent and 2.5 percent of total revenue in fiscal years 2015, 2014, and 2013, respectively.
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
Derivative Instruments and Hedging Activities
The Company has entered into foreign currency forward contracts and an interest rate swap which are accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI) and is reclassified into earnings in the same period in which the underlying hedged transaction affects earnings. The derivative’s effectiveness represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at June 27, 2015 and June 28, 2014, reasonably approximate their fair value. As of June 27, 2015, the Company had an outstanding balance on the line of credit of $11.6 million and term loan of $31.3 million. The carrying value of debt approximates fair value. As of June 28, 2014, the Company did not have an outstanding balance on the line of credit or term loan.

Share-based Compensation
The Company’s incentive plan may provide for equity and liability awards to employees in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock-based or cash-based awards. Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period, and is included in cost of goods sold, research, development and engineering, and selling, general, and administrative expenses.
Newly Adopted and Recent Accounting Pronouncements
In May 2014, FASB issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. Companies have the option of using either a full or modified retrospective approach in applying this standard. The Company is in the process of assessing the impact of ASU 2014-09 on its consolidated financial statements.
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
In April 2015, the FASB issued Accounting Standards Update 2015-03 (ASU 2015-03), Simplifying the Presentation of Debt Issuance Costs. The guidance in this Update changes the presentation of debt issuance costs in financial statements. Under the new guidance, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance is effective for the Company beginning in the first quarter of fiscal year 2017 and early adoption is permitted in an interim period with any adjustments reflected as of the beginning of the fiscal year that includes that interim period. The guidance is not expected to have a significant impact to the Company’s consolidated financial statements.
In July 2015, the Financial Accounting Standards Board (FASB) issued final guidance that simplifies the subsequent measurement of inventory for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method. For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only one measure, its net realizable value, and not the three measures required by the existing guidance. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance should not change how entities initially measure the cost of inventory. The guidance will be effective for the Company in the fiscal year beginning July 3, 2017. Early adoption is permitted. We have not yet determined the impact this new guidance may have on our financial statements.
Management has assessed the potential impact of recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to the Company, or are not anticipated to have a material impact on the consolidated financial statements.
Fiscal Year
The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2015, 2014, and 2013, ended on June 27, 2015, June 28, 2014, and June 29, 2013, respectively and each year was a 52 week year.

2. INVENTORIES
The components of inventories consist of the following (in thousands):

	June 27, 2015	June 28, 2014
Finished goods	$8,019	$5,826
Work-in-process	15,220	7,068
Raw materials and supplies	68,355	42,740
	$91,594	$55,634

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	Life	June 27, 2015	June 28, 2014
	(in years)	(in thousands)
Land	—	$2,940	$2,670
Buildings and improvements	3 to 30	23,134	19,839
Equipment	1 to 10	48,126	44,257
Furniture and fixtures	3 to 5	3,065	3,029
		77,265	69,795
Accumulated depreciation		(50,291)	(46,199)
		$26,974	$23,596

4. LONG-TERM DEBT
On September 3, 2014, the Company entered into an amended and restated credit agreement extending the agreement term on our $30.0 million revolving line of credit facility to August 31, 2019. In addition, the Company added a five-year term loan in the amount of $35.0 million used to acquire all of the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics). For further information on the acquisition of Ayrshire see footnote 14 of the “Notes to Consolidated Financial Statements.”
On August 6, 2015, the Company entered into a First Amendment to the amended and restated credit agreement extending the limit on our line of credit facility to $45.0 million as evidenced by the Second Replacement Revolving Note.
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
As of June 27, 2015, the Company had an outstanding balance under the credit facility of $11.6 million, $0.3 million in outstanding letters of credit and $18.0 million available for future borrowings. The interest rate on the outstanding line of credit balance was in the range of 2.28% - 3.25%. The Company did not have an outstanding balance on the line of credit as of June 28, 2014.
The outstanding principal balance of the term loan bears interest at a fixed rate per annum of the daily one month LIBOR plus 1.75%, 2.00% or 2.25% depending on the ratio of the Company’s funded debt to EBITDA, except that the term loan bore interest at LIBOR plus 2.00% from September 3, 2014 through December 14, 2014 regardless of the Company’s cash flow leverage ratio. Principal on the term loan is payable in equal quarterly installments of $1.25 million commencing December 15, 2014 and continuing through June 15, 2019, with a final installment of all remaining unpaid principal due on August 31, 2019. The company had an outstanding balance of $31.3 million under the term loan as of June 27, 2015.
The Company must comply with certain financial covenants, including a cash flow leverage ratio, an asset coverage ratio and a fixed charge coverage ratio. The credit agreement requires the Company to maintain a minimum profit threshold, limits the maximum capital lease expenditures and restricts the Company from declaring or paying dividends in cash or stock without prior bank approval. The Company is in compliance with all financial covenants for all periods presented.

5. TRADE ACCOUNTS RECEIVABLE PURCHASE PROGRAM
Transfer Program
On June 25, 2014, the Company entered into an Account Purchase Agreement with Wells Fargo Bank, N.A. ("WFB") which provides that the Company may sell and assign to WFB and WFB may purchase from Company the accounts receivable of certain Company customers in a maximum aggregate amount of $50.0 million. The initial term of the agreement is 36 months with successive 12 month renewal terms. For the year ended June 27, 2015, no accounts receivables were transferred under this original transfer agreement. For the year ended June 28, 2014, total accounts receivables transferred was approximately $9.0 million. The receivables that were transferred under the transfer purchase program remained on our consolidated balance sheet.
As of June 27, 2015, the Company had no remaining liability to WFB for transferred accounts receivables. As of June 28, 2014, the Company’s net liability to WFB for accounts receivables transferred was approximately $7.9 million classified as current portion of debt.
Sale Program
On December 18, 2014, the Company modified the original Account Purchase Agreement with WFB to allow the Company to account for the factored receivables as a true-sale. The Company also has an Account Purchase Agreement with Orbian Financial Services ("Orbian") which allows the Company to account for factored receivables as a true-sale. As of June 27, 2015, total accounts receivables sold was approximately $8.2 million with cash proceeds of approximately $7.3 million. The remaining outstanding balance of accounts receivables sold and not yet collected was approximately $0.9 million as of June 27, 2015 and is recorded on the Consolidated Balance Sheet in other current assets. No accounts receivables were sold during the twelve months ended June 28, 2014. The receivables that were sold during the twelve months ended June 27, 2015, were removed from the Consolidated Balance Sheet and the cash received is reflected as cash provided by operating activities in the Consolidated Statements of Cash Flows.
Subsequent to June 27, 2015, the Company modified the Account Purchase Agreement with WFB to decrease the maximum aggregate amount of receivables available to factor from $50.0 million to $20.0 million. The decrease in the aggregate amount available was due to a change in customer mix and to reduce fees related to the program.
6. INCOME TAXES
Income tax provision consists of the following:

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(in thousands)
Current income tax provision:
United States	$1,701	$1,220	$1,729
Foreign	975	1,017	1,050
	2,676	2,237	2,779
Deferred income tax provision:
United States	(1,486)	1,566	2,049
Foreign	(194)	(2,193)	444
	(1,680)	(627)	2,493
Total income tax provision	$996	$1,610	$5,272
The Company has total tax credit carryforwards of approximately $7.1 million at June 27, 2015. Included in total tax credits carryforwards is approximately $5.6 million in research and development (R&D) tax credits.
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

Management has reviewed and updated as necessary estimates of future repatriations of the undistributed earnings of its foreign subsidiaries. Based on this analysis, management expects to repatriate a portion of the foreign undistributed earnings based on increased sales growth driving additional U.S. capital requirements, cash requirements for potential acquisitions and to potentially implement certain tax strategies. No foreign earnings were repatriated from either foreign subsidiary during fiscal 2015 or 2014. The Company currently estimates that future repatriations from foreign subsidiaries will approximate $10.6 million. As such, as earnings are recognized in the United States, the Company would be subject to U.S. federal and state income taxes and potential withholding taxes are estimated to be approximately $5.0 million. Both the domestic tax and estimated withholding tax have been recorded as part of deferred taxes as of June 27, 2015. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed asset purchases in foreign locations.
The Company has not provided for U.S. income taxes or foreign withholding taxes on approximately $12.7 million of earnings from foreign subsidiaries which are permanently reinvested outside the U.S. The unrecognized net tax provision, after netting U.S. federal and state income tax and any related foreign tax credits, would be approximately $2.5 million associated with these earnings.
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
The Company’s effective tax rate differs from the federal tax rate as follows:

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(in thousands)
Federal income tax provision at statutory rates	$1,802	$3,136	$6,071
Foreign tax rate differences	(80)	(439)	(625)
Effect of income tax credits	(1,085)	(202)	(340)
Effect of repatriation of foreign earnings, net	(80)	287	188
Other	257	330	235
Transaction costs	182	—	—
Change in valuation allowance	—	—	(257)
Effect of IETU repeal	—	(1,502)	—
Income tax provision	$996	$1,610	$5,272
The domestic and foreign components of income before income taxes were:

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(in thousands)
Domestic	$3,395	$4,687	$12,863
Foreign	1,905	4,536	4,992
Income before income taxes	$5,300	$9,223	$17,855

Deferred income tax assets and liabilities consist of the following at:

	June 27, 2015	June 28, 2014
	(in thousands)
Deferred tax assets:
Tax credit carryforwards, net	$2,843	$2,795
Foreign subsidiaries – future tax credits	2,985	2,767
Inventory	559	—
Accruals	4,579	2,855
Mark-to-market adjustments	2,498	—
Fixed assets	—	602
Other	138	75
Deferred income tax assets	$13,602	$9,094
Deferred tax liabilities:
Foreign subsidiaries – unremitted earnings	(4,403)	(4,240)
Fixed assets	(941)	—
Identifiable intangibles	(1,866)	—
Mark-to-market adjustments	—	(1,237)
Other	(170)	(185)
Deferred income tax liabilities	$(7,380)	$(5,662)
Net deferred income tax assets	$6,222	$3,432
Balance sheet caption reported in:
Current deferred income tax asset	$6,643	$935
Long-term deferred income tax asset	80	3,325
Current deferred income tax liability (classified as Other current liabilities)	—	(558)
Long-term deferred income tax liability	(501)	(270)
Net deferred income tax asset	$6,222	$3,432
Uncertain Tax Positions
The Company has R&D tax credits that approximate $5.6 million that have 20 year carryforwards before expiring. The Company’s R&D tax credits expire in various fiscal years from 2021 to 2034. The Company also has alternative minimum tax credits, which do not expire, approximating $726,000.
As of June 27, 2015, the Company had unrecognized tax benefits of $3.4 million related to its gross R&D tax credits. The unrecognized tax benefits relate to certain R&D tax credits generated from 1999 to 2015.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(in thousands)
Beginning Balance	$3,072	$3,031	$3,003
Additions based on tax positions related to the current year	374	41	97
Reductions for tax provisions of the prior years	—	—	(69)
Ending Balance	$3,446	$3,072	$3,031
The increase from the prior year is due to additional R&D credits that were recorded in 2015 as discussed above. Management does not anticipate any material changes to this amount during the next 12 months.
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

	Fiscal Year Ended (in thousands, except per share information)
	June 27, 2015	June 28, 2014	June 29, 2013
Net income	$4,304	$7,613	$12,583
Weighted average shares outstanding– basic	10,572	10,528	10,490
Effect of dilutive common stock awards	714	830	762
Weighted average shares outstanding – diluted	11,286	11,358	11,252
Earnings per share – basic	$0.41	$0.72	$1.20
Earnings per share – diluted	$0.38	$0.67	$1.12
Antidilutive SARs not included in diluted earnings per share	208	208	—

8. STOCK OPTION AND BENEFIT PLANS
The Company’s incentive plan provides for equity and liability awards to employees and non-employee directors in the form of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock-based or cash-based awards. Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period, and is recorded as employee compensation expense in cost of goods sold, research, development and engineering, and selling general and administrative expenses. Share-based compensation is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations.
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
On October 31, 2014, the Company granted 213,166 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $8.22 and a grant date fair value of $3.04, as of June 27, 2015, 213,166 remain outstanding. The grant date fair value for the awards granted during fiscal year 2015 were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of October 31, 2014:

Fiscal Year 2015
October 31, 2014
Expected dividend yield	—%
Risk – free interest rate	1.39%
Expected volatility	45.67%
Expected life	4.00

On July 31, 2013, the Company granted 213,166 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $11.34 and a grant date fair value of $4.67, as of June 27, 2015, 208,166 remain outstanding. The grant date fair value for the awards granted during fiscal year 2014 were estimated using the Black Scholes option valuation method with the following weighted average assumptions as July 31, 2013:

Fiscal Year 2014
July 31, 2013
Expected dividend yield	—%
Risk – free interest rate	1.16%
Expected volatility	52.12%
Expected life	4.00
On July 25, 2012, the Company granted 210,666 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $7.44 and a grant date fair value of $3.71, as of June 27, 2015, 203,166 remain outstanding. The grant date fair value for the awards granted during fiscal year 2013 were estimated using the Black Scholes option valuation method with the following weighted average assumptions as July 25, 2012:

Fiscal Year 2013
July 25, 2012
Expected dividend yield	—%
Risk – free interest rate	0.46%
Expected volatility	66.50%
Expected life	4.00
Subsequent to June 27, 2015, the Company granted 248,166 SARs with a strike price of $10.26 and a grant date fair value of $3.65.
Share-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. Share-based compensation expense for fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013 was $0.7 million, $0.7 million and $0.8 million, respectively.
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
The intrinsic value for options exercised in fiscal years 2015, 2014 and 2013 was $1.9 million, $0.4 million and $0.2 million, respectively.
As of June 27, 2015, total unrecognized compensation expense related to nonvested share-based compensation arrangements was approximately $0.8 million. This expense is expected to be recognized over a weighted-average period of 1.80 years.
The following table summarizes the Company’s stock options and SARs activity for all plans from June 28, 2014 through June 27, 2015:

	SARs Available For Grant	Options/SARs Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balances, June 28, 2014	69,002	1,065,928	$4,096	$7.01	1.8
Shares authorized	1,000,000	—	—	—	—
SARs granted	(213,166)	213,166	—	8.22	—
SARs forfeited	—	—	—	—	—
Options/SARs exercised	—	(465,263)	1,877	5.84	—
Balances, June 27, 2015	855,836	813,831	$2,312	$7.99	2.5
Exercisable at June 27, 2015		189,333	$881	$4.65	1.2

Additional information regarding stock options and SARs outstanding and exercisable as of June 27, 2015, is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs.)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$3.40 – $5.40	164,333	1.1	$4.40	164,333	$4.40
5.41 – 7.41	25,000	1.6	6.30	25,000	6.30
7.42 – 9.42	416,332	3.2	7.84	—	—
9.43 – 11.34	208,166	3.1	11.34	—	—
$3.40 to $11.34	813,831	2.5	$7.99	189,333	$4.65
The Company has defined contribution plans available to U.S. employees who have attained age 21. Company contributions to the plans were approximately $0.6 million, $0.6 million, and $0.5 million during fiscal years 2015, 2014 and 2013, respectively.
9. COMMITMENTS AND CONTINGENCIES
Leases: As of June 27, 2015, the Company did not have any property and equipment financed under capital leases. The Company had equipment financed through capital leases with a net book value of $1.7 million and $1.9 million during fiscal years 2014 and 2013, respectively. The related depreciation expense was $0.3 million for fiscal years 2014 and 2013. As of June 27, 2015, the Company has operating leases for certain equipment and production facilities, which expire at various dates during the next seven years.
Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more at June 27, 2015, are summarized as follows (in thousands):

Fiscal Years Ending	Operating Leases
2016	$5,552
2017	4,245
2018	3,099
2019	1,297
2020	1,225
Thereafter	646
Total minimum lease payments	$16,064
Rental expense under operating leases was approximately $3.8 million, $1.8 million, and $1.5 million during fiscal years 2015, 2014 and 2013, respectively.
Warranty Costs: The Company provides warranties on certain product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. As of June 27, 2015, the reserve for warranty costs was approximately $115,000.
If actual return rates and/or repair and replacement costs differ significantly from estimates, adjustments to recognize additional cost of sales may be required in future periods. Warranty expense for fiscal years 2015, 2014 and 2013 was related to workmanship claims on keyboards and certain EMS products.
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

10. FAIR VALUE MEASUREMENTS
The Company has adopted ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and expands disclosures about fair value measurements. There are three levels of fair value hierarchy inputs used to value assets and liabilities which include: Level 1 – inputs are quoted market prices for identical assets or liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – inputs are unobservable inputs for the asset or liability. There have been no changes in the fair value methodologies used at June 27, 2015 and June 28, 2014.
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of June 27, 2015 and June 28, 2014 (in thousands):

	June 27, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Interest rate swaps	$—	$25	$—	$25
Financial Liabilities:
Interest rate swaps	$—	$(443)	$—	$(443)
Foreign currency forward contracts	$—	$(6,799)	$—	$(6,799)

	June 28, 2014
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$3,641	$—	$3,641
The Company currently has forward contracts to hedge known future cash outflows for expenses denominated in the Mexican peso and an interest rate swap to mitigate risk associated with certain borrowings under the Company’s debt arrangement. These contracts are measured on a recurring basis based on the foreign currency spot rates and forward rates quoted by banks or foreign currency dealers. These contracts are marked to market using level 2 input criteria every period with the unrealized gain or loss, net of tax, reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), as they qualify for hedge accounting.
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at June 27, 2015 and June 28, 2014, reasonably approximate their fair value. The Company’s long-term debt primarily consists of a revolving line of credit and a term loan. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 1.75%, LIBOR plus 2.0% or LIBOR plus 2.25% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). Borrowings under the term loan bear interest at a fixed rate per annum of the daily one month LIBOR plus 1.75%, 2.00% or 2.25% depending on the ratio of the Company’s funded debt to EBITDA. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk.
As a result of the determinable market rate for our revolving credit and term debt it is classified within Level 2 of the fair value hierarchy. The discounted cash flow of the revolving line of credit is estimated to be $11.6 million as of June 27, 2015, with a carrying value that reasonably approximates the fair value. The Company did not have an outstanding balance on the line of credit as of June 28, 2014. The discounted cash flow of the term loan is estimated to be $31.3 million as of June 27, 2015, with a carrying value that reasonably approximates the fair value. The Company did not have an outstanding balance on the term loan as of June 28, 2014.
Additionally, borrowings under the accounts receivable purchase program bear interest at daily one month LIBOR plus 2.25%. As a result of the determinable market rate for our accounts receivable purchase program, it is classified within Level 2 of the fair value hierarchy. As of June 27, 2015, the Company had no remaining liability to WFB for transferred accounts receivables. As of June 28, 2014, the Company had a net liability to WFB of $7.9 million, which reasonably approximates its fair value. The outstanding balance of accounts receivable sold and not yet collected under the trade accounts receivable program are recorded initially at fair value as other current assets on the Consolidated Balance Sheet and valued using unobservable inputs (level 3) primarily discounted cash flows, due to their credit quality and short-term maturity. The fair value reasonably approximates the carrying value. The unobservable inputs consist of estimated credit losses and estimated discount rates, both of which have an immaterial impact on the fair value calculations of the account receivables sold and not yet collected.

11. DERIVATIVE FINANCIAL INSTRUMENTS
As of June 27, 2015, the Company had outstanding foreign currency forward contracts of $65.0 million. These contract maturity dates extend through June 2018. As of June 27, 2015, the net amount of unrealized loss expected to be reclassified into earnings within the next 12 months is approximately $1.8 million. During the fiscal year ended June 27, 2015, the Company entered into $23.1 million of foreign currency forward contracts and settled $20.5 million of such contracts. During the fiscal year ended June 28, 2014, the Company entered into $15.2 million of foreign currency forward contracts and settled $22.5 million of such contracts. During the fiscal year ended June 29, 2013, the Company entered into $34.7 million of foreign currency forward contracts and settled $22.7 million of such contracts.
Subsequent to June 27, 2015, the Company entered into $5.3 million of additional foreign currency forward contracts that extended our hedge position through September 2018.
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
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of June 27, 2015 and June 28, 2014 (in thousands):

		June 27, 2015	June 28, 2014
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other current assets	$—	$2,034
Foreign currency forward contracts	Other long-term assets	$—	$1,607
Foreign currency forward contracts	Other current liabilities	$(2,517)	$—
Foreign currency forward contracts	Other long-term liabilities	$(4,282)	$—
Interest rate swaps	Other long-term assets	$25	$—
Interest rate swaps	Other current liabilities	$(271)	$—
Interest rate swaps	Other long-term liabilities	$(172)	$—
The following table summarizes the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the fiscal year 2015 (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 28, 2014	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of June 27, 2015
Settled foreign currency forward contracts	$1,343	$(1,661)	$318	$—
Unsettled foreign currency forward contracts	1,060	(5,547)	—	(4,487)
Unsettled interest rate swaps	—	(276)	—	(276)
Total	$2,403	$(7,484)	$318	$(4,763)
The following table summarizes the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the fiscal year 2014 (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 29, 2013	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of June 28, 2014
Settled foreign currency forward contracts	$404	$421	$(825)	$—
Unsettled foreign currency forward contracts	909	1,494	—	2,403
Total	$1,313	$1,915	$(825)	$2,403

The following table summarizes the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the fiscal year 2013 (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 30, 2012	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of June 29, 2013
Settled foreign currency forward contracts	$(479)	$1,060	$(581)	$—
Unsettled foreign currency forward contracts	(180)	1,493	—	1,313
Total	$(659)	$2,553	$(581)	$1,313
As of June 27, 2015, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our line of credit and foreign currency risk resulting from our China operations. The Company does not currently manage these risk exposures by using derivative instruments.
12. ENTERPRISE-WIDE DISCLOSURES
Operating segments are defined in ASC Topic 280, Segment Reporting as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of June 27, 2015, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services as this is the only discrete financial information that is regularly reviewed by the chief operating decision maker. This segment provides integrated electronic and mechanical engineering, assembly, sourcing and procurement, logistics, and new product testing for our customers.
Products and Services
Of the revenues for the years ended June 27, 2015, June 28, 2014, and June 29, 2013, EMS sales and services were $432.1 million, $303.1 million and $358.6 million, respectively. Keyboard sales for the years ended June 27, 2015, June 28, 2014, and June 29, 2013 were $1.9 million, $2.3 million and $2.4 million, respectively.
Geographic Areas
Net sales and long-lived assets (property, plant, and equipment) by geographic area for the years ended and as of June 27, 2015, June 28, 2014 and June 29, 2013 are summarized in the following table. Net sales set forth below are based on the shipping destination. Long-lived assets information is based on the physical location of the asset.

	Fiscal Year Ended
	(in thousands)
	2015	2014	2013
Geographic net sales:
Domestic (U.S.)	$301,891	$197,700	$246,059
Foreign	132,106	107,694	114,974
Total	$433,997	$305,394	$361,033

Long-lived assets:
United States	$8,969	$2,888	$2,045
Mexico	17,156	19,577	14,539
China	849	1,131	1,327
Total	$26,974	$23,596	$17,911

Percentage of net sales made to customers located in the following countries:

	Fiscal Year Ended
	2015	2014	2013
United States	69.6%	64.7%	68.2%
Canada	10.5	16.5	22.4
Other foreign countries (a)	19.9	18.8	9.4
Total	100.0%	100.0%	100.0%
(a) No other individual foreign country accounted for 10% or more of the foreign sales in fiscal years 2015, 2014, or 2013.
Significant Customers
The percentage of net sales to and trade accounts receivables from significant customers were as follows:

	Percentage of Net Sales Fiscal Year			Percentage of Trade Accounts Receivable Fiscal Year
	2015	2014	2013	2015	2014
Customer A	17%	20%	19%	18%	24%
Customer B	*	15%	23%	*	12%
Customer C	*	15%	21%	*	14%
* Current customer amount represents less than 10%.

13. QUARTERLY FINANCIAL DATA (Unaudited)

	Fiscal Year Ended June 27, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$86,342	$114,311	$112,915	$120,429
Gross profit	4,238	9,239	9,436	10,392
(Loss) income before income taxes	(1,894)	2,113	2,234	2,847
Net (loss) income	(1,523)	1,626	1,861	2,340
(Loss) earnings per common share-basic	$(0.14)	$0.15	$0.18	$0.22
(Loss) earnings per common share-diluted	$(0.14)	$0.14	$0.16	$0.21
Weighted average shares outstanding
Basic	10,548	10,552	10,552	10,636
Diluted	10,548	11,471	11,556	11,414

	Fiscal Year Ended June 28, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$77,974	$78,250	$77,043	$72,127
Gross profit	6,622	6,950	6,607	6,675
Income before income taxes	2,438	2,350	2,196	2,239
Net income	1,705	3,114	1,414	1,380
Earnings per common share-basic	$0.16	$0.30	$0.13	$0.13
Earnings per common share-diluted	$0.15	$0.27	$0.12	$0.12
Weighted average shares outstanding
Basic	10,507	10,530	10,533	10,541
Diluted	11,336	11,354	11,350	11,346

14. ACQUISITIONS
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
On September 3, 2014, the Company acquired all of the outstanding stock of Ayrshire, resulting in Ayrshire becoming a wholly owned subsidiary of the Company. Ayrshire provides printed circuit board assembly and other electronic manufacturing services to a diversified customer base through manufacturing facilities operated by Ayrshire or its subsidiaries in Minnesota, Arkansas, Mississippi, and Kentucky and through a sheltered maquiladora facility in Reynosa, Mexico. The Reynosa, Mexico operations were moved to the Company's existing facility in Juarez, Mexico. This acquisition expands our printed circuit board assembly capacity, total revenue, and adds to and diversifies our customer base with the addition of many new multi-national companies. The total cash payment of approximately $48.0 million was funded through borrowings on our term loan, revolving line of credit, and cash on hand. The Company incurred approximately $775,000 of costs related to due diligence.

The following table summarizes the purchase price paid for Ayrshire and the fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Estimated Fair Values
At September 3, 2014
Purchase price paid	$48,010
Cash acquired	(46)
Purchase price, net of cash received	$47,964

Cash	$46
Accounts Receivable	21,211
Inventories	21,772
Deferred Tax Asset	1,308
Other Current Assets	1,013
Property, plant and equipment	7,823
Favorable Leases	2,941
Customer Relationships	2,833
Non-Compete Agreements	196
Goodwill	8,217
Other Assets	42
Accounts Payable	(11,070)
Accrued Salaries and Wages	(2,188)
Other Current Liabilities	(2,408)
Deferred Tax Liability	(3,726)
Fair Value of Assets Acquired	$48,010
The Ayrshire acquisition was accounted for using the acquisition method of accounting whereby the total purchase price is allocated to tangible and intangible assets and liabilities based on their fair values on the date of acquisition. The Company determined the purchase price allocations on the acquisition based on estimates of the fair values of the assets acquired and liabilities assumed.
Revenue and net income included in the Consolidated Statements of Income related to Ayrshire for fiscal year 2015 were $124.6 million and $5.0 million, respectively.
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
Pro forma condensed consolidated financial information for the years ended June 27, 2015 and June 28, 2014 (in thousands):

	Fiscal Year Ended
	(unaudited)
	June 27, 2015	June 28, 2014
Net sales	$457,475	$431,274
Net income	$4,136	$9,476

15. GOODWILL AND OTHER INTANGIBLE ASSETS
In accordance with ASC 350 Intangibles – Goodwill and Other Intangibles, goodwill is not amortized, but must be analyzed for impairment at least annually. The Company recorded goodwill in connection with the Ayrshire and Sabre acquisitions resulting primarily from the synergies that resulted from the Company’s acquisitions and the assembled workforce. The goodwill is not amortized for financial accounting purposes. The goodwill from the acquisitions is not deductible for tax purposes.
On March 30, 2015, the Company completed its annual impairment test. The Company concluded that it is more likely than not that the fair value of goodwill is greater than the carrying value. As of June 27, 2015, goodwill was recorded at $10.0 million. As of June 28, 2014, goodwill was recorded at $1.7 million.
The components of acquired intangible assets are as follows (in thousands):

	June 27, 2015
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(204)	$364
Customer Relationships	10	4,803	(630)	4,173
Favorable Lease Agreements	4 - 7	2,941	(423)	2,518
Total		$8,312	$(1,257)	$7,055

	June 28, 2014
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	5	$372	$(74)	$298
Customer Relationships	10	1,970	(197)	1,773
Total		$2,342	$(271)	$2,071
Amortization expense was approximately $1.0 million and $0.3 million for the years ended June 27, 2015 and June 28, 2014, respectively.
Aggregate amortization expense relative to existing intangible assets by fiscal year is currently estimated to be as follows (in thousands):

Fiscal Years Ending	Amount
2016	$1,128
2017	1,128
2018	1,073
2019	818
2020	783
Thereafter	2,125
Total amortization expense	$7,055

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

Item 9A:	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our Company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of June 27, 2015, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 27, 2015. This assessment was based on the criteria established in Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of June 27, 2015, the Company’s internal control over financial reporting is effective based on that criteria.
The effectiveness of the Company's internal control over financial reporting as of June 27, 2015 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during our fourth fiscal quarter ended June 27, 2015 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Key Tronic Corporation
Spokane Valley, Washington
We have audited Key Tronic Corporation's internal control over financial reporting as of June 27, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Key Tronic Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A “Management's Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Key Tronic Corporation maintained, in all material respects, effective internal control over financial reporting as of June 27, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Key Tronic Corporation as of June 27, 2015 and June 28, 2014, and the related consolidated statements of income, comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended June 27, 2015 and our report dated September 4, 2015, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Spokane, Washington
September 4, 2015

Item 9B:	OTHER INFORMATION
None
PART III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
Information on the nominees for election as Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2015 fiscal year.
Executive Officers of the Registrant
This information is included in a separate item captioned “Executive Officers of the Registrant” in Item 1 of Part 1 of this report pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
Compliance with Section 16(a) of the Exchange Act:
Incorporated by reference to Key Tronic Corporation’s 2015 Proxy Statement to Shareholders.
Code of Conduct
The Board of Directors has adopted a written Code of Conduct which applies to its directors and employees, including its executive officers. The Code of Conduct is available on the Company’s website at www.keytronic.com. The Company intends to disclose on its website any amendments to or waivers of the Code of Conduct.

Item 11:	EXECUTIVE COMPENSATION
Information appearing under the caption “Executive Compensation” in the Company’s 2015 Proxy Statement is incorporated herein by this reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of June 27, 2015.
EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	813,831	$7.99	855,836
Equity compensation plans not approved by security holders	—	$—	—
Total	813,831	$7.99	855,836

(1)
Included are the 1,200,000 shares subject to the 2010 Plan, the issuance of which were approved by the shareholders at the 2010 Annual Meeting. During the 2015 Annual Meeting, an additional 1,000,000 shares were approved. As a result of the shareholder approval, the Company made the decision to amend the cash-settled SARs granted during fiscal year 2010 to stock-settled SARs effective October 21, 2011.

Information under the caption “Beneficial Ownership of Securities” in the Company’s 2015 Proxy Statement is incorporated herein by this reference.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the caption “Related Person Transactions”, “Compensation Committee Interlocks and Insider Participation”, and “Directors’ Independence” in the Company’s 2015 Proxy Statement is incorporated herein by this reference.

Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information appearing under the caption “Principal Accountant Fees and Services” in the Company’s 2015 Proxy Statement is incorporated herein by this reference.
PART IV

Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. FINANCIAL STATEMENTS

2. SCHEDULES

II. Consolidated Valuation and Qualifying Accounts	62
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

10.29*
Amendment to Employment Contract of Craig D. Gates, dated May 10, 2012, and of Douglas G. Burkhardt dated May 10, 2012; incorporated by reference to the Exhibits to the Company’s Form 10-Q filed on May 14, 2012

10.30*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2013 and Fiscal Years 2013 – 2015 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 7, 2012

10.31*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2014 and Fiscal Years 2014 – 2016 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 6, 2013

10.32*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2015 and Fiscal Years 2015 – 2017 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 1, 2014

10.33
Summary of material terms and conditions of the Stock Purchase Agreement with CDR Manufacturing and Amended and Restated Credit Agreement with Wells Fargo Bank, N. A. incorporated by reference to the Company’s Form 8-K filed September 9, 2014

10.34*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2016 and Fiscal Years 2016 – 2018 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 30, 2015

10.35
First Amendment to Amended and Restated Credit Agreement and Second Replacement Revolving Line of Credit Note with Wells Fargo Bank, National Association, incorporated by reference to the Company's Form 8-K filed August 11, 2015

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

SCHEDULE II
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED JUNE 27, 2015, JUNE 28, 2014, AND JUNE 29, 2013

	Fiscal Year Ended
	2015	2014	2013
	(in thousands)
Allowance for Obsolete Inventory
Balance at beginning of year	$332	$381	$1,146
Provisions	520	257	525
Dispositions	(435)	(306)	(1,290)
Balance at end of year	$417	$332	$381
Allowance for Doubtful Accounts
Balance at beginning of year	$—	$40	$—
Provisions	97	37	60
Write-offs	—	(77)	(20)
Balance at end of year	$97	$—	$40

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 4, 2015

KEY TRONIC CORPORATION

By:	/s/ Craig D. Gates
Craig D. Gates, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Craig D. Gates	September 4, 2015
Craig D. Gates	Date
Director and President and Chief Executive Officer (Principal Executive Officer)

/s/ Brett R. Larsen	September 4, 2015
Brett R. Larsen	Date
Director and Executive Vice President of Administration, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Ronald F. Klawitter	September 4, 2015
Ronald F. Klawitter, Director	Date

/s/ James R. Bean	September 4, 2015
James R. Bean, Director	Date

/s/ Yacov A. Shamash	September 4, 2015
Yacov A. Shamash, Director	Date

/s/ Patrick Sweeney	September 4, 2015
Patrick Sweeney, Director and Chairman of the Board	Date