Form 10-Q
period 2015-09-26
KEY TRONIC CORP
filed 2015-11-05
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED SEPTEMBER 26, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 23, 2015, 10,710,606 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” “KeyTronicEMS” and “KeyTronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 26, 2015	June 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$140	$372
Trade receivables, net of allowance for doubtful accounts of $229 and $97	73,761	72,852
Inventories	100,800	91,594
Deferred income tax asset	6,245	6,643
Other	15,515	13,646
Total current assets	196,461	185,107
Property, plant and equipment, net	26,898	26,974
Other assets:
Deferred income tax asset	2,637	80
Goodwill	9,957	9,957
Other intangible assets, net	6,774	7,055
Other	1,573	1,621
Total other assets	20,941	18,713
Total assets	$244,300	$230,794
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,957	$61,528
Accrued compensation and vacation	7,456	9,467
Current portion of debt	5,000	5,000
Other	13,239	10,794
Total current liabilities	100,652	86,789
Long-term liabilities:
Term loan	25,000	26,250
Revolving loan	12,131	11,631
Deferred income tax liability	—	501
Other long-term obligations	7,401	4,855
Total long-term liabilities	44,532	43,237
Total liabilities	145,184	130,026
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,707 and 10,706 shares, respectively	44,647	44,136
Retained earnings	62,212	61,395
Accumulated other comprehensive loss	(7,743)	(4,763)
Total shareholders’ equity	99,116	100,768
Total liabilities and shareholders’ equity	$244,300	$230,794
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	September 26, 2015	September 27, 2014
Net sales	$126,209	$86,342
Cost of sales	117,290	82,104
Gross profit	8,919	4,238
Research, development and engineering expenses	1,556	1,336
Selling, general and administrative expenses	5,583	4,607
Total operating expenses	7,139	5,943
Operating income (loss)	1,780	(1,705)
Interest expense, net	533	189
Income (loss) before income taxes	1,247	(1,894)
Income tax provision (benefit)	430	(371)
Net income (loss)	$817	$(1,523)
Net income (loss) per share — Basic	$0.08	$(0.14)
Weighted average shares outstanding — Basic	10,706	10,548
Net income (loss) per share — Diluted	$0.07	$(0.14)
Weighted average shares outstanding — Diluted	11,391	10,548
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended
	September 26, 2015	September 27, 2014
Comprehensive loss:
Net income (loss)	$817	$(1,523)
Other comprehensive loss:
Unrealized loss on hedging instruments, net of tax	(2,980)	(1,736)
Comprehensive loss	$(2,163)	$(3,259)
Other comprehensive loss for the three months ended September 26, 2015 and September 27, 2014 is reflected net of tax benefit of approximately $(1.5) million and $(1.0) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Three Months Ended
	September 26, 2015	September 27, 2014
Operating activities:
Net income (loss)	$817	$(1,523)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,516	1,269
Excess tax benefit from share-based compensation	(325)	—
Provision for obsolete inventory	405	118
(Recovery of) provision for warranty	(22)	14
(Recovery of) provision for doubtful accounts	(4)	74
Gain on disposal of assets	—	(6)
Share-based compensation expense	189	165
Deferred income taxes	(1,127)	1,815
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(905)	(3,911)
Inventories	(9,611)	2,589
Other assets	(1,904)	(3,303)
Accounts payable	13,429	5,450
Accrued compensation and vacation	(2,011)	(2,052)
Other liabilities	847	(2,837)
Cash provided by (used in) operating activities	1,294	(2,138)
Investing activities:
Payment for acquisition, net of cash acquired	—	(47,763)
Purchase of property and equipment	(3,512)	(2,248)
Proceeds from sale of fixed assets	2,439	2,195
Cash used in investing activities	(1,073)	(47,816)
Financing activities:
Payment of financing costs	(28)	(11)
Proceeds from issuance of long term debt	—	35,000
Repayments of long term debt	(1,250)	—
Borrowings under revolving credit agreement	50,721	39,552
Repayment of revolving credit agreement	(50,221)	(21,618)
Proceeds from accounts receivable purchase agreement	—	1,147
Payments towards accounts receivable purchase agreement	—	(8,969)
Excess tax benefit from share-based compensation	325	—
Proceeds from exercise of stock options	—	17
Cash (used in) provided by financing activities	(453)	45,118
Net decrease in cash and cash equivalents	(232)	(4,836)
Cash and cash equivalents, beginning of period	372	5,803
Cash and cash equivalents, end of period	$140	$967
Supplemental cash flow information:
Interest payments	$491	$286
Income tax payments, net of refunds	$552	$198
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, June 27, 2015	10,706	$44,136	$61,395	$(4,763)	$100,768
Net income	—	—	817	—	817
Unrealized loss on hedging instruments, net	—	—	—	(2,980)	(2,980)
Exercise of stock appreciation rights	3	—	—	—	—
Shares withheld for taxes	(2)	(3)	—	—	(3)
Share-based compensation	—	189	—	—	189
Excess tax benefit from share-based compensation	—	325	—	—	325
Balances, September 26, 2015	10,707	$44,647	$62,212	$(7,743)	$99,116
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2015.
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three month periods ended September 26, 2015 and September 27, 2014 were 13 week periods, respectively. Fiscal year 2016 will end on July 2, 2016 which is a 53 week year. Fiscal year 2015 which ended on June 27, 2015, was a 52 week year.

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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued an amendment to defer the effective date of ASU 2014-09 for all entities by one year. This Update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. Companies have the option of using either a full or modified retrospective approach in applying this standard. The Company is in the process of assessing the impact of ASU 2014-09 on its consolidated financial statements.

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
In July 2015, the FASB issued final guidance that simplifies the subsequent measurement of inventory for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method. For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only one measure, its net realizable value, and not the three measures required by the existing guidance. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance should not change how entities initially measure the cost of inventory. The guidance will be effective for the Company in the fiscal year beginning July 3, 2017. Early adoption is permitted. We have not yet determined the impact this new guidance may have on our financial statements.
In September 2015, the FASB issued Accounting Standards Update 2015-16 (ASU 2015-16), Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

3.	Inventories
The components of inventories consist of the following (in thousands):

	September 26, 2015	June 27, 2015
Finished goods	$10,245	$8,019
Work-in-process	17,777	15,220
Raw materials and supplies	72,778	68,355
	$100,800	$91,594

4.	Long-Term Debt
On September 3, 2014, the Company added a five-year term loan in the amount of $35.0 million used to acquire all of the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics). For further information on the acquisition of Ayrshire, see footnote 12 of the “Notes to Consolidated Financial Statements.” On August 6, 2015, the Company entered into a First Amendment to the amended and restated credit agreement extending the limit on our line of credit facility to $45.0 million as evidenced by the Second Replacement Revolving Note.

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
As of September 26, 2015, the Company had an outstanding balance under the credit facility of $12.1 million, $0.4 million in outstanding letters of credit and $32.5 million available for future borrowings. The interest rate on the outstanding line of credit balance was in the range of 2.20% - 3.25%. As of June 27, 2015, the Company had an outstanding balance under the credit facility of $11.6 million, $0.3 million in outstanding letters of credit and $18.0 million available for future borrowings.
The outstanding principal balance of the term loan bears interest at a fixed rate per annum of the daily one month LIBOR plus 1.75%, 2.00% or 2.25% depending on the ratio of the Company’s funded debt to EBITDA, except that the term loan bore interest at LIBOR plus 2.00% from September 3, 2014 through December 14, 2014 regardless of the Company’s cash flow leverage ratio. Principal on the term loan is payable in equal quarterly installments of $1.25 million which commenced on December 15, 2014 and will continue through June 15, 2019, with a final installment of all remaining unpaid principal due on August 31, 2019. The Company had an outstanding balance of $30.0 million under the term loan as of September 26, 2015. As of June 27, 2015, the Company had an outstanding balance of $31.3 million under the term loan.
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

5.	Trade Accounts Receivable Purchase Programs
Sale Programs
On June 25, 2014, the Company entered into an Account Purchase Agreement with Wells Fargo Bank, N.A. (“WFB”) which provides that the Company may sell and assign to WFB and WFB may purchase from the Company the accounts receivable of certain Company customers in a maximum aggregate amount of $50.0 million. The initial term of the agreement is 36 months with successive 12 month renewal terms. On December 18, 2014, the Company modified the original Account Purchase Agreement with WFB to allow the Company to account for the factored receivables as a true-sale. On July 16, 2015, the Company modified the Account Purchase Agreement with WFB to decrease the maximum aggregate amount of receivables available to factor from $50.0 million to $20.0 million. The decrease in the aggregate amount available was due to a change in customer mix and to reduce fees related to the program. The Company also has an Account Purchase Agreement with Orbian Financial Services ("Orbian") which allows the Company to account for factored receivables as a true-sale.
Total accounts receivables sold during the three months ended September 26, 2015 was approximately $13.6 million. This agreement was not in place for the three months ended September 27, 2014. Accounts receivables sold and not yet collected was $2.1 million and $0.9 million as of September 26, 2015 and June 27, 2015, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

6.	Income Taxes
The Company expects to repatriate a portion of its foreign earnings based on increased net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $10.5 million of foreign earnings in the future. As such, these earnings would be recognized in the United States, and the Company would be subject to U.S. federal income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax of expected repatriation of foreign earnings have been recorded as part of deferred taxes as of September 26, 2015. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
The Company has available approximately $5.6 million of gross federal research and development tax credits as of September 26, 2015. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of September 26, 2015, the Company has recorded $3.5 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $2.1 million.

7.	Earnings Per Share
The following table presents a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except per share information)
	September 26, 2015	September 27, 2014
Net income (loss)	$817	$(1,523)
Weighted average shares outstanding—basic	10,706	10,548
Effect of dilutive common stock awards	685	—
Weighted average shares outstanding—diluted	11,391	10,548
Net income (loss) per share—basic	$0.08	$(0.14)
Net income (loss) per share—diluted	$0.07	$(0.14)
Antidilutive SARs not included in diluted earnings per share	208	793

8. Share-based Compensation
The Company’s incentive plan provides for equity and liability awards to employees and non-employee directors in the form of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock-based or cash-based awards. Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period, and is recorded as employee compensation expense in cost of goods sold, research, development and engineering, and selling, general and administrative expenses. Share-based compensation is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations.
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
The grant date fair value for the awards granted below were estimated using the Black Scholes option valuation method:

	July 29, 2015	October 31, 2014
SARs Granted	248,166	213,166
Strike Price	$10.26	$8.22
Fair Value	$3.65	$3.04
Total share-based compensation expense recognized during the three months ended September 26, 2015 and September 27, 2014 was approximately $189,000 and $165,000, respectively. As of September 26, 2015, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $1.2 million. This expense is expected to be recognized over a weighted average period of 2.59 years.
During the three months ended September 26, 2015, 3,333 SARs were exercised, with an immaterial amount of intrinsic value. During the three months ended September 27, 2014, 4,930 options to purchase shares of common stock were exercised, with an immaterial amount of intrinsic value.

9.	Commitments and Contingencies
Purchase Commitments
The Company had no material firm commitments to contractors or suppliers for capital expenditures as of September 26, 2015.
Leases
The Company leases certain facilities, equipment, and automobiles under non-cancelable lease agreements. These agreements expire on various dates over the next seven years.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $84,000 and $115,000 as of September 26, 2015 and June 27, 2015, respectively.

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
The following table summarizes the fair value of assets/(liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of September 26, 2015 and June 27, 2015 (in thousands):

	September 26, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Financial Liabilities:
Interest rate swaps	$—	$(616)	$—	$(616)
Foreign currency forward contracts	$—	$(11,115)	$—	$(11,115)

	June 27, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Interest rate swaps	$—	$25	$—	$25
Financial Liabilities:
Interest rate swaps	$—	$(443)	$—	$(443)
Foreign currency forward contracts	$—	$(6,799)	$—	$(6,799)

The Company currently has forward contracts to hedge known future cash outflows for expenses denominated in the Mexican peso and interest rate swaps to mitigate risk associated with certain borrowings under the Company’s debt arrangement. These contracts are measured on a recurring basis based on the foreign currency spot rates and forward rates quoted by banks or foreign currency dealers. These contracts are marked to market using level 2 input criteria every period with the unrealized gain or loss, net of tax, reported as a component of shareholders’ equity in accumulated other comprehensive loss, as they qualify for hedge accounting.

The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at September 26, 2015 and June 27, 2015, reasonably approximate their fair value. The Company’s long-term debt primarily consists of a revolving line of credit and a term loan. Borrowings under the revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. Each of these rates is a variable floating rate dependent upon current market conditions and the Company's current credit risk as discussed in footnote 4.
As a result of the determinable market rate for our revolving credit and term loan debt, they are classified within Level 2 of the fair value hierarchy. The discounted cash flow of the revolving line of credit is estimated to be $12.1 million and $11.6 million as of September 26, 2015 and June 27, 2015, respectively, with a carrying value that reasonably approximates the fair value. The discounted cash flow of the term loan is estimated to be $30.0 million as of September 26, 2015 and $31.3 million as of June 27, 2015, respectively, with a carrying value that reasonably approximates the fair value.

11.	Derivative Financial Instruments
As of September 26, 2015, the Company had outstanding foreign currency forward contracts with a total notional amount of $71.7 million. The maturity dates for these contracts extend through December 2018. For the three months ended September 26, 2015, the Company entered into foreign currency forward contracts of $12.0 million and settled $5.4 million of such contracts. During the same period of the previous year, the Company entered into $11.6 million of foreign currency forward contracts and settled $5.3 million of such contracts.
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
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of September 26, 2015 and June 27, 2015 (in thousands):

		September 26, 2015	June 27, 2015
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other current liabilities	$(3,962)	$(2,517)
Foreign currency forward contracts	Other long-term liabilities	$(7,153)	$(4,282)
Interest rate swaps	Other long-term assets	$—	$25
Interest rate swaps	Other current liabilities	$(368)	$(271)
Interest rate swaps	Other long-term liabilities	$(248)	$(172)

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended September 26, 2015 and September 27, 2014 (in thousands):

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 27, 2015	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of September 26, 2015
Settled foreign currency forward contracts for the three months ended September 26, 2015	$(311)	$995	$(684)	$—
Unsettled foreign currency forward contracts	(4,176)	(3,160)	—	(7,336)
Unsettled interest rate swaps	(276)	(131)	—	(407)
Total	$(4,763)	$(2,296)	$(684)	$(7,743)

Derivatives Designated as Hedging Instruments	AOCI Balance as of June 28, 2014	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of September 27, 2014
Settled foreign currency forward contracts for the three months ended September 27, 2014	$386	$158	$(544)	$—
Unsettled foreign currency forward contracts	2,017	(1,350)	—	667
Total	$2,403	$(1,192)	$(544)	$667

The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts and interest rate swaps are major financial institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote. As of September 26, 2015, the net amount of unrealized loss expected to be reclassified into earnings within the next 12 months is approximately $2.9 million. As of September 26, 2015, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

12.	Acquisition
On September 3, 2014, the Company acquired all of the outstanding stock of Ayrshire, resulting in Ayrshire becoming a wholly owned subsidiary of the Company. Ayrshire provides printed circuit board assembly and other electronic manufacturing services to a diversified customer base through manufacturing facilities operated by Ayrshire or its subsidiaries in Minnesota, Arkansas, Mississippi, and Kentucky and through a sheltered maquiladora facility in Reynosa, Mexico. The Reynosa, Mexico operations were moved to the Company's existing facility in Juarez, Mexico. This acquisition expands our printed circuit board assembly capacity, total revenue, and adds to and diversifies our customer base with the addition of many new multi-national companies. The total cash payment of approximately $48.0 million was funded through borrowings on our term loan, revolving line of credit, and cash on hand. The Company incurred approximately $775,000 of costs related to due diligence during the three months ended September 27, 2014.
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
The following summary pro forma condensed consolidated financial information reflects the Ayrshire acquisition as if it had occurred on June 30, 2014 for purposes of the statements of income. This summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had this acquisition in fact occurred on June 30, 2014 and is not intended to project the Company’s results of operations for any future period.

Pro forma condensed consolidated financial information for the three months ended September 26, 2015 and September 27, 2014 (in thousands):

	Three Months Ended
	(unaudited)
	September 26, 2015	September 27, 2014
Net sales	$126,209	$109,821
Net income (loss)	$817	$(905)

13.	Goodwill and Other Intangible Assets
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
On March 30, 2015, the Company completed its annual impairment test. The Company concluded that it is more likely than not that the fair value of goodwill is greater than the carrying value. Goodwill was recorded at $10.0 million as of September 26, 2015 and June 27, 2015.
The components of acquired intangible assets are as follows (in thousands):

	September 26, 2015
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(238)	$330
Customer Relationships	10	4,803	(750)	4,053
Favorable Lease Agreements	4 - 7	2,941	(550)	2,391
Total		$8,312	$(1,538)	$6,774

	June 27, 2015
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(204)	$364
Customer Relationships	10	4,803	(630)	4,173
Favorable Lease Agreements	4 - 7	2,941	(423)	2,518
Total		$8,312	$(1,257)	$7,055
Amortization expense was approximately $281,000 and $139,000 for the three months ended September 26, 2015 and September 27, 2014, respectively.

Aggregate amortization expense relative to existing intangible assets by fiscal year is currently estimated to be as follows (in thousands):

Fiscal Years Ending	Amount
2016 (1)	$847
2017	1,128
2018	1,073
2019	818
2020	783
Thereafter	2,125
Total amortization expense	$6,774
(1) Represents estimated amortization for the remaining nine-month period ending July 2, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
KeyTronicEMS is a leader in electronic manufacturing services (EMS) and solutions to original equipment manufacturers of a broad range of products including consumer products, communications, medical, defense, automotive, electronics, educational, gaming, industrial and computer markets. We provide engineering services, worldwide procurement and distribution, materials management, world-class manufacturing and assembly services, in-house testing, and unparalleled customer service. Our combined capabilities are proving to be a desirable offering to our expanded customer base.
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
Acquisitions
On September 3, 2014, we completed the acquisition of all the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics), which added five locations (four in North America and one in Mexico). Subsequent to the acquisition, the Reynosa, Mexico operations were transferred to the Company's existing Juarez, Mexico facilities. This acquisition expands our printed circuit board assembly capacity, total revenue, and adds to and diversifies our customer base with the addition of many new multi-national companies.
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
Executive Summary
During the quarter, we had approximately $2.0 million of unanticipated expenses and erosion of gross margin related to a single longstanding customer that requested a significant and immediate increase in production volumes for a new program which were later abruptly cancelled. However, we continue to see a robust pipeline of potential new business and have further diversified our future revenue base during the first quarter by winning programs involving telecommunications and security equipment.
Moving into the second and third quarters of fiscal year 2016, we expect the decline from the same longstanding customer to continue to impact our growth. By the fourth quarter, we expect the lost revenue from this program to be more than offset by new revenue from the continued ramp of new programs. At the same time, we anticipate increased operating efficiencies and profitability in coming periods.
The concentration of our top three customers’ net sales decreased to 36.5 percent of total sales in the first quarter of fiscal year 2016 from 40.9 percent in the same period of the prior fiscal year. This decrease was primarily the result of the acquisition of Ayrshire as well as the impact of the reduction in production levels for certain longstanding customers. We continue to diversify our customer base by adding additional programs and customers.

Net sales to our largest customers may vary significantly from quarter to quarter depending on the size and timing of customer program commencement, forecasts, delays, and design modifications. We remain dependent on continued net sales to our significant customers and most contracts with customers are not firm long-term purchase commitments. We seek to maintain flexibility in production capacity by employing skilled temporary and short-term labor and by utilizing short-term leases on equipment and manufacturing facilities. In addition, our capacity and core competencies for printed circuit board assemblies, precision molding, sheet metal fabrication, tool making, assembly, and engineering can be applied to a wide variety of products.
Gross profit as a percent of net sales was 7.1 percent for the first quarter of fiscal year 2016 as compared to 4.9 percent for the same quarter of the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily due to the continued positive impact of the Ayrshire acquisition, a decrease in certain material related costs compared to the prior year, and an unfavorable product mix during the first quarter of fiscal year 2015.
Operating income as a percentage of net sales for the first quarter of fiscal year 2016 was 1.4 percent compared to (2.0) percent for the same quarter of the prior fiscal year. The increase in operating income as a percentage of net sales was primarily due to an increase in gross margin as discussed above.
Net income for the first quarter of fiscal year 2016 was $0.8 million or $0.07 per share, as compared to net loss of $(1.5) million or $(0.14) per share for the first quarter of fiscal year 2015. The increase in net income for the first quarter of fiscal year 2016 as compared to the same period in fiscal year 2015 is primarily the result of the increase in gross margin, partially offset by the increase in SG&A costs from the inclusion of Ayrshire for a full quarter and an increase in income tax expense, which is discussed in further detail in the “Results of Operations” section.
Our pipeline of potential new business is also increasingly robust, involving programs with greater long-term revenue potential and higher quality requirements. Our increased competitiveness in the EMS marketplace is being driven by the growing recognition of the advantages of Mexico-based production for North America consumption, opportunities presented by the acquisition of Ayrshire, as well as by the growing number of opportunities where we can capitalize on the continued expansion of our new sheet metal fabrication capabilities in concert with our plastic molding, printed circuit, and product assembly capabilities. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.
For the second quarter of fiscal year 2016, the Company expects to report revenue in the range of $115 million to $120 million. Future results will depend on actual levels of customers’ orders, the timing of the startup of production of new product programs and the impact of the industry-wide shortages in the global supply chain.
We maintain a strong balance sheet with a current ratio of 2.0 and a debt to equity ratio of 0.4 as of September 26, 2015. Total cash provided by operating activities as defined on our cash flow statement was $1.3 million for the three months ended September 26, 2015. We maintain sufficient liquidity for our expected future operations and had $12.1 million in borrowings on our $45.0 million revolving line of credit with Wells Fargo Bank, N.A. of which $32.5 million remained available at September 26, 2015. We believe cash flows generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.

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

•	Inactive, Obsolete, and Surplus Inventory Reserve

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Accrued Warranty

•	Income Taxes

•	Share-Based Compensation

•	Impairment of Long-Lived Assets

•	Derivatives and Hedging Activity

•	Long-Term Incentive Compensation Accrual

•	Impairment of Goodwill

•	Business Combinations
Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended June 27, 2015, for further details.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 26, 2015 with the Three Months Ended September 27, 2014
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended September 26, 2015 as compared to the three months ended September 27, 2014. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	September 26, 2015	% of net sales	September 27, 2014	% of net sales	$ change	% point change
Net sales	$126,209	100.0%	$86,342	100.0%	$39,867	—%
Cost of sales	117,290	92.9%	82,104	95.1%	35,186	(2.2)%
Gross profit	8,919	7.1%	4,238	4.9%	4,681	2.2%
Research, development and engineering	1,556	1.2%	1,336	1.5%	220	(0.3)%
Selling, general and administrative	5,583	4.4%	4,607	5.3%	976	(0.9)%
Total operating expenses	7,139	5.6%	5,943	6.8%	1,196	(1.2)%
Operating income	1,780	1.4%	(1,705)	(2.0)%	3,485	3.4%
Interest expense, net	533	0.4%	189	0.2%	344	0.2%
Income before income taxes	1,247	1.0%	(1,894)	(2.2)%	3,141	3.2%
Income tax provision	430	0.3%	(371)	(0.4)%	801	0.7%
Net income	$817	0.6%	$(1,523)	(1.8)%	$2,340	2.4%
Effective income tax rate	34.5%		(19.6)%
Net Sales
Net sales of $126.2 million for the first quarter of fiscal year 2016 increased by 46.2 percent as compared to net sales of $86.3 million for the first quarter of fiscal year 2015.
The $39.9 million increase in net sales from the prior year period was primarily driven by an approximate $23.5 million increase in net sales as a result of the inclusion of Ayrshire for the entire three months ended September 26, 2015. The remaining $16.4 million increase relate to new program wins and an increase in demand from current customer programs.
Gross Profit
Gross profit as a percentage of net sales for the three months ended September 26, 2015 was 7.1 percent compared to 4.9 percent for the three months ended September 27, 2014. This 2.2 percentage point increase is primarily related to a decrease in certain material related costs, as well as the positive impact of including a full quarter of operations from Ayrshire. These improvements were partially offset by approximately $2.0 million of unanticipated expenses and erosion of gross margin related to a single longstanding customer that requested a significant and immediate increase in production volumes for a new program at the beginning of the quarter and then later abruptly cancelled those orders during the three months ended September 26, 2015. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $405,000 and $118,000 for obsolete inventory during the three months ended September 26, 2015 and September 27, 2014, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $1.6 million during the three months ended September 26, 2015 compared to $1.3 million during the three months ended September 27, 2014. Total RD&E expenses as a percent of net sales were 1.2 percent and 1.5 percent during the three months ended September 26, 2015 and September 27, 2014, respectively. This 0.3 percentage point decrease in RD&E as a percentage of net sales is primarily related to the inclusion of a complete quarter of Ayrshire net sales during the three months ended September 26, 2015.
Total selling, general and administrative (SG&A) expenses were $5.6 million during the three months ended September 26, 2015 compared to $4.6 million during the three months ended September 27, 2014. Total SG&A expenses as a percentage of net sales were 4.4 percent during the three months ended September 26, 2015 compared to 5.3 percent during the three months ended September 27, 2014. This decrease as a percentage of net sales is also attributable to the increase in Ayrshire net sales during the three months ended September 26, 2015. In addition, SG&A expenses for the three months ended September 27, 2014, included approximately $0.8 million of non-recurring closing costs associated with the acquisition of Ayrshire.
Interest
Interest expense increased to $533,000 during the three months ended September 26, 2015 from $189,000 during the three months ended September 27, 2014. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit and term loan that were primarily used for the acquisition of Ayrshire and to a lesser extent, factored receivables used for working capital purposes.
Income Taxes
The effective tax rate for the three months ended September 26, 2015 was 34.5 percent compared to (19.6) percent for the same period in fiscal year 2015. The effective tax rate increased from the prior year primarily due to the recognition of certain discrete adjustments related to the Ayrshire acquisition in the prior year. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements.”
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
BACKLOG
On September 26, 2015, we had an order backlog of approximately $108.2 million. This compares with a backlog of approximately $96.8 million on September 27, 2014. The increase in backlog at September 26, 2015, when compared to September 27, 2014, reflects an increase in demand and new programs. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.

CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the three months ended September 26, 2015 was $1.3 million, compared to net cash used in operating activities of $2.1 million during the same period of the prior fiscal year.
This $3.4 million year-over-year increase in cash provided by operating activities is primarily related to a $13.4 million increase in accounts payable, partially offset by a $9.6 million increase in inventory during the three months ended September 26, 2015. This compares to $2.1 million of cash flows used in operating activities during the three months ended September 27, 2014, which resulted primarily from a $2.6 million decrease in inventory and a $5.5 million increase in accounts payable partially offset by a $3.9 million increase in accounts receivable.
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall net sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our Trade Accounts Receivable Purchase Program. During the three months ended September 26, 2015, we received cash proceeds of $12.3 million from accounts receivable sold to WFB, that were removed from our Consolidated Balance Sheet. During the same period of the previous year, we did not sell any accounts receivable under this program. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms.
Investing Cash Flow
Cash used in investing activities was $1.1 million during the three months ended September 26, 2015 as compared to $47.8 million during the three months ended September 27, 2014. Our primary investing activity during the three months ended September 26, 2015, was the purchase of equipment to support increased production levels for new programs. Our primary investing activity during the three months ended September 27, 2014, was the acquisition of Ayrshire as discussed in further detail in footnote 12 of the “Notes to Consolidated Financial Statements.”
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds. During the three months ended September 26, 2015, we received $2.4 million of cash resulting from the sale and leaseback of equipment under operating leases. During the same period of the prior year, there were no sale and leaseback transactions.
Financing Cash Flow
Cash provided by financing activities was $0.5 million during the three months ended September 26, 2015 as compared to cash provided by financing activities of $45.1 million in the same period of the previous fiscal year. Our primary financing activities during the three months ended September 26, 2015, was repayment on our term loan of $1.3 million as well as borrowing and repayment under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $45.0 million, subject to availability. Our primary financing activity during the three months ended September 27, 2014, was borrowing on our term loan of $35.0 million related to the Ayrshire acquisition as well as borrowing and repayment under both our revolving line of credit facility and Accounts Receivable Purchase Program.
As of September 26, 2015, we were in compliance with our loan covenants and approximately $32.5 million was available under the revolving line of credit facility. As of September 27, 2014, approximately $11.7 million was available under the revolving line of credit facility.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of September 26, 2015, we had approximately $0.1 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company could be subject to additional income taxes payable in the U.S. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of September 26, 2015 would approximate $14,000. We have accrued for expected future repatriation of foreign earnings as discussed in footnote 6 of the “Notes to Consolidated Financial Statements.”

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended June 27, 2015. There have been no material changes in contractual obligations outside the ordinary course of business since June 27, 2015.
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
Component procurement, production schedules, personnel and other resource requirements are based on estimates of customer requirements. Occasionally, our customers may request accelerated production that can stress resources and reduce operating margins. Conversely, our customers may abruptly lower or cancel production which may lead to a sudden, unexpected increase in inventory or accounts receivable for which we may not be reimbursed even when under contract with our customers. In addition, because many of our operating expenses are relatively fixed, a reduction in customer demand can harm our gross profit and operating results. The products which we manufacture for our customers have relatively short product lifecycles. Therefore, our business, operating results and financial condition are dependent in a significant way on our ability to obtain orders from new customers and new product programs from existing customers.
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
Recently there have been adverse conditions and uncertainty in the global economy as the result of unstable global financial and credit markets, inflation, and recession. These unfavorable economic conditions and the weakness of the credit market could affect the demand for our customers’ products. The current global macroeconomic environment may affect some of our customers that could reduce orders and change forecasts which could adversely affect our net sales in future periods. Additionally, the financial strength of our customers and suppliers and their ability to obtain and rely on credit financing may affect their ability to fulfill their obligations to us and have an adverse effect on our financial results.
The majority of our net sales come from a small number of customers and a decline in net sales to any of these customers could adversely affect our business.
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
Competitors may offer customers lower prices on certain high volume programs. This could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect our business, operating results, and financial condition. If we were unable to provide comparable or better manufacturing services at a lower cost than our competitors, it could cause net sales to decline. In addition, competitors can copy our non-proprietary designs and processes after we have invested in development of products for customers, thereby enabling such competitors to offer lower prices on such products due to savings in development costs.
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
Changes in demand for customer products reduce our ability to accurately estimate the future requirements of our customers. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. We must determine the levels of business that we will seek and accept from customers, set production schedules, commit to procuring inventory, and allocate personnel and resources, based on our estimates of our customers' requirements. Customers can require sudden increases and decreases in production which can put added stress on resources and reduce margins. Sudden decreases in production can lead to excess inventory on hand which may or may not be reimbursed by our customers even when under contract.
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility and term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility and term loan fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. There was outstanding $12.1 million in borrowings under our revolving credit facility and $30.0 million outstanding on our term loan as of September 26, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loan.
During the second quarter of fiscal year 2015, we entered into an interest rate swap contract with a notional amount of $25.0 million related to the borrowings outstanding under the term loan and revolving credit facility. As of September 26, 2015, our only material interest rate risk is associated with our revolving credit facility and term loan. Through the use of the interest rate swap, as described above, we fixed the basis on which we pay interest, thus eliminating much of our interest rate risk. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $71.7 million of foreign currency forward contracts as of September 26, 2015. The fair value of these contracts was $(11.1) million. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of September 26, 2015, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended September 26, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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
There are no material changes to the risk factors set forth in Part I Item 1A in the Company’s Annual Report on Form 10-K for the year ended June 27, 2015.

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	November 5, 2015
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brett R. Larsen
Brett R. Larsen	Date:	November 5, 2015
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)