Form 10-Q
period 2015-12-26
KEY TRONIC CORP
filed 2016-02-04
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED DECEMBER 26, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 22, 2016, 10,710,606 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” “KeyTronicEMS” and “KeyTronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	December 26, 2015	June 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,193	$372
Trade receivables, net of allowance for doubtful accounts of $210 and $97	60,840	72,852
Inventories	97,909	91,594
Other	14,226	13,646
Total current assets	174,168	178,464
Property, plant and equipment, net	26,032	26,974
Other assets:
Deferred income tax asset	9,631	6,723
Goodwill	9,957	9,957
Other intangible assets, net	6,492	7,055
Other	1,660	1,621
Total other assets	27,740	25,356
Total assets	$227,940	$230,794
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,839	$61,528
Accrued compensation and vacation	7,382	9,467
Current portion of debt	5,000	5,000
Other	13,999	10,794
Total current liabilities	83,220	86,789
Long-term liabilities:
Term loan	23,750	26,250
Revolving loan	12,660	11,631
Deferred income tax liability	—	501
Other long-term obligations	6,423	4,855
Total long-term liabilities	42,833	43,237
Total liabilities	126,053	130,026
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,711 and 10,706 shares, respectively	44,944	44,136
Retained earnings	63,999	61,395
Accumulated other comprehensive loss	(7,056)	(4,763)
Total shareholders’ equity	101,887	100,768
Total liabilities and shareholders’ equity	$227,940	$230,794
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Net sales	$116,403	$114,311	$242,612	$200,653
Cost of sales	107,293	105,072	224,583	187,176
Gross profit	9,110	9,239	18,029	13,477
Research, development and engineering expenses	1,506	1,297	3,062	2,633
Selling, general and administrative expenses	5,201	5,425	10,784	10,032
Total operating expenses	6,707	6,722	13,846	12,665
Operating income	2,403	2,517	4,183	812
Interest expense, net	521	404	1,054	593
Income before income taxes	1,882	2,113	3,129	219
Income tax provision	95	487	525	116
Net income	$1,787	$1,626	$2,604	$103
Net income per share — Basic	$0.17	$0.15	$0.24	$0.01
Weighted average shares outstanding — Basic	10,710	10,552	10,708	10,550
Net income per share — Diluted	$0.16	$0.14	$0.23	$0.01
Weighted average shares outstanding — Diluted	11,418	11,471	11,279	11,442
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Comprehensive income (loss):
Net income	$1,787	$1,626	$2,604	$103
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	687	(3,564)	(2,293)	(5,350)
Comprehensive income (loss)	$2,474	$(1,938)	$311	$(5,247)
Other comprehensive income (loss) for the three months ended December 26, 2015 and December 27, 2014 is reflected net of tax provision (benefit) of approximately $0.4 million and $(1.8) million, respectively. Other comprehensive income (loss) for the six months ended December 26, 2015 and December 27, 2014 is reflected net of tax benefit of approximately $(1.2) million and $(2.8) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Six Months Ended
	December 26, 2015	December 27, 2014
Operating activities:
Net income	$2,604	$103
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,034	2,808
Excess tax benefit from share-based compensation	(402)	(50)
Provision for obsolete inventory	515	139
Provision for warranty	40	42
(Recovery of) provision for doubtful accounts	(19)	84
Gain on disposal of assets	—	(6)
Share-based compensation expense	426	344
Deferred income taxes	(2,227)	3,588
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	12,031	2,274
Inventories	(6,830)	5,902
Other assets	(756)	(3,499)
Accounts payable	(4,689)	(584)
Accrued compensation and vacation	(2,085)	(2,321)
Other liabilities	1,665	(3,661)
Cash provided by operating activities	3,307	5,163
Investing activities:
Payment for acquisition, net of cash acquired	—	(47,964)
Purchase of property and equipment	(7,544)	(4,701)
Proceeds from sale of fixed assets	6,183	3,924
Cash used in investing activities	(1,361)	(48,741)
Financing activities:
Payment of financing costs	(56)	(11)
Proceeds from issuance of long term debt	—	35,000
Repayments of long term debt	(2,500)	(1,250)
Borrowings under revolving credit agreement	101,397	69,050
Repayment of revolving credit agreement	(100,368)	(57,058)
Proceeds from accounts receivable purchase agreement	—	1,147
Payments towards accounts receivable purchase agreement	—	(8,969)
Excess tax benefit from share-based compensation	402	50
Proceeds from exercise of stock options	—	17
Cash (used in) provided by financing activities	(1,125)	37,976
Net increase (decrease) in cash and cash equivalents	821	(5,602)
Cash and cash equivalents, beginning of period	372	5,803
Cash and cash equivalents, end of period	$1,193	$201
Supplemental cash flow information:
Interest payments	$1,032	$664
Income tax payments, net of refunds	$836	$1,788
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, June 27, 2015	10,706	$44,136	$61,395	$(4,763)	$100,768
Net income	—	—	2,604	—	2,604
Unrealized loss on hedging instruments, net	—	—	—	(2,293)	(2,293)
Exercise of stock appreciation rights	13	—	—	—	—
Shares withheld for taxes	(8)	(20)	—	—	(20)
Share-based compensation		426	—	—	426
Excess tax benefit from share-based compensation		402	—	—	402
Balances, December 26, 2015	10,711	$44,944	$63,999	$(7,056)	$101,887
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three and six month periods ended December 26, 2015 and December 27, 2014 were 13 and 26 week periods, respectively. Fiscal year 2016 will end on July 2, 2016 which is a 53 week year. Fiscal year 2015 which ended on June 27, 2015, was a 52 week year.

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
In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance will be effective for the Company beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities. The Company retrospectively adopted this ASU during the second quarter of fiscal year 2016. The following table summarizes the adjustments made to conform prior period classifications with the new guidance (in thousands):

	June 27, 2015
	As Filed	Reclass	As Adjusted
Current deferred income tax assets	$6,643	$(6,643)	$—
Long-term deferred income tax assets	80	6,643	6,723
Long-term deferred income tax liabilities	(501)	—	(501)
Net deferred tax assets	$6,222	$—	$6,222

3.	Inventories
The components of inventories consist of the following (in thousands):

	December 26, 2015	June 27, 2015
Finished goods	$11,307	$8,019
Work-in-process	16,997	15,220
Raw materials and supplies	69,605	68,355
	$97,909	$91,594

4.	Long-Term Debt
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
As of December 26, 2015, the Company had an outstanding balance under the credit facility of $12.7 million, $0.4 million in outstanding letters of credit and $31.9 million available for future borrowings. The interest rate on the outstanding line of credit balance was in the range of 2.33% - 3.50%. As of June 27, 2015, the Company had an outstanding balance under the credit facility of $11.6 million, $0.3 million in outstanding letters of credit and $18.0 million available for future borrowings. The interest rate on the outstanding line of credit balance was in the range of 2.28% - 3.25%.
The outstanding principal balance of the term loan bears interest at a fixed rate per annum of the daily one month LIBOR plus 1.75%, 2.00% or 2.25% depending on the ratio of the Company’s funded debt to EBITDA, except that the term loan bore interest at LIBOR plus 2.00% from September 3, 2014 through December 14, 2014 regardless of the Company’s cash flow leverage ratio. Principal on the term loan is payable in equal quarterly installments of $1.25 million which commenced on December 15, 2014 and will continue through June 15, 2019, with a final installment of all remaining unpaid principal due on August 31, 2019. The Company had an outstanding balance of $28.8 million under the term loan as of December 26, 2015. As of June 27, 2015, the Company had an outstanding balance of $31.3 million under the term loan.
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

Total accounts receivables sold during the six months ended December 26, 2015 and December 27, 2014 was approximately $34.8 million and $3.3 million, respectively. Accounts receivables sold and not yet collected was $1.4 million and $0.9 million as of December 26, 2015 and June 27, 2015, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

6.	Income Taxes
The Company expects to repatriate a portion of its foreign earnings based on increased net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $10.8 million of foreign earnings in the future. As such, these earnings would be recognized in the United States, and the Company would be subject to U.S. federal income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax of expected repatriation of foreign earnings have been recorded as part of deferred taxes as of December 26, 2015. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
The Company has available approximately $6.6 million of gross federal research and development tax credits as of December 26, 2015. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of December 26, 2015, the Company has recorded $3.7 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $2.9 million.

7.	Earnings Per Share
The following tables present a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except per share information)
	December 26, 2015	December 27, 2014
Net income	$1,787	$1,626
Weighted average shares outstanding—basic	10,710	10,552
Effect of dilutive common stock awards	708	919
Weighted average shares outstanding—diluted	11,418	11,471
Net income per share—basic	$0.17	$0.15
Net income per share—diluted	$0.16	$0.14
Antidilutive SARs not included in diluted earnings per share	456	208

	Six Months Ended
	(in thousands, except per share information)
	December 26, 2015	December 27, 2014
Net income	$2,604	$103
Weighted average shares outstanding—basic	10,708	10,550
Effect of dilutive common stock awards	571	892
Weighted average shares outstanding—diluted	11,279	11,442
Earnings per share—basic	$0.24	$0.01
Earnings per share—diluted	$0.23	$0.01
Antidilutive SARs not included in diluted earnings per share	456	208
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

In addition to service conditions, these SARs contain a performance condition. The additional performance condition is based upon the achievement of Return on Invested Capital (ROIC) goals relative to a peer group. All awards with performance conditions are evaluated quarterly to determine the likelihood that performance metrics will be achieved during the performance period. These awards are charged to compensation expense over the requisite service period based on the number of shares expected to vest. The SARs cliff vest after a three-year period from date of grant and expire five years from date of grant.
The grant date fair value for the awards granted below were estimated using the Black Scholes option valuation method:

	July 29, 2015	October 31, 2014
SARs Granted	248,166	213,166
Strike Price	$10.26	$8.22
Fair Value	$3.65	$3.04
Total share-based compensation expense recognized during the three months ended December 26, 2015 and December 27, 2014 was approximately $237,000 and $179,000, respectively. Total share-based compensation recognized during the six months ended December 26, 2015 and December 27, 2014 was approximately $426,000 and $344,000, respectively. As of December 26, 2015, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $1.3 million. This expense is expected to be recognized over a weighted average period of 2.10 years.
During the three months ended December 26, 2015, 10,000 SARs were exercised, with an immaterial amount of intrinsic value. No options to purchase shares of common stock or SARs were exercised during the three months ended December 27, 2014. During the six months ended December 26, 2015, 13,333 SARs were exercised, with an immaterial amount of intrinsic value. During the six months ended December 27, 2014, 4,930 options to purchase shares of common stock were exercised, with an immaterial amount of intrinsic value.

9.	Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $42,000 and $115,000 as of December 26, 2015 and June 27, 2015, respectively.

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

The following table summarizes the fair value of assets/(liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of December 26, 2015 and June 27, 2015 (in thousands):

	December 26, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Financial Liabilities:
Interest rate swaps	$—	$(436)	$—	$(436)
Foreign currency forward contracts	$—	$(10,256)	$—	$(10,256)

	June 27, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Interest rate swaps	$—	$25	$—	$25
Financial Liabilities:
Interest rate swaps	$—	$(443)	$—	$(443)
Foreign currency forward contracts	$—	$(6,799)	$—	$(6,799)

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
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at December 26, 2015 and June 27, 2015, reasonably approximate their fair value. The Company’s long-term debt primarily consists of a revolving line of credit and a term loan. Borrowings under the revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. Each of these rates is a variable floating rate dependent upon current market conditions and the Company's current credit risk as discussed in footnote 4.
As a result of the determinable market rate for our revolving credit and term loan debt, they are classified within Level 2 of the fair value hierarchy. The discounted cash flow of the revolving line of credit is estimated to be $12.7 million and $11.6 million as of December 26, 2015 and June 27, 2015, respectively, with a carrying value that reasonably approximates the fair value. The discounted cash flow of the term loan is estimated to be $28.8 million as of December 26, 2015 and $31.3 million as of June 27, 2015, respectively, with a carrying value that reasonably approximates the fair value.

11.	Derivative Financial Instruments
As of December 26, 2015, the Company had outstanding foreign currency forward contracts with a total notional amount of $66.5 million. The maturity dates for these contracts extend through December 2018. For the three months ended December 26, 2015, the Company did not enter into foreign currency forward contracts and settled $5.2 million of such contracts. During the same period of the previous year, the Company entered into $5.7 million of foreign currency forward contracts and settled $5.0 million of such contracts.
For the six months ended December 26, 2015, the Company entered into foreign currency forward contracts of $12.0 and settled $10.6 of such contracts. During the same period of the previous year, the Company entered into foreign currency forward contracts of $17.3 million and settled $10.3 million of such contracts.
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

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of December 26, 2015 and June 27, 2015 (in thousands):

		December 26, 2015	June 27, 2015
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other current liabilities	$(3,983)	$(2,517)
Foreign currency forward contracts	Other long-term liabilities	$(6,273)	$(4,282)
Interest rate swap	Other long-term assets	$—	$25
Interest rate swap	Other current liabilities	$(287)	$(271)
Interest rate swap	Other long-term liabilities	$(149)	$(172)

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended December 26, 2015 and December 27, 2014, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of September 26, 2015	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 26, 2015
Forward Contracts	Cost of sales	$(7,336)	$(357)	$924	$(6,769)
Interest rate swap	Interest expense	(407)	5	115	(287)
Total		$(7,743)	$(352)	$1,039	$(7,056)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of September 27, 2014	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 27, 2014
Forward Contracts	Cost of sales	$617	$(3,177)	$(246)	$(2,806)
Interest rate swap	Interest expense	—	(141)	—	(141)
Total		$617	$(3,318)	$(246)	$(2,947)
The following tables summarize the gain(loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the six months ended December 26, 2015 and December 27, 2014, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 27, 2015	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of December 26, 2015
Forward Contracts	Cost of sales	$(4,487)	$(3,890)	$1,608	$(6,769)
Interest rate swap	Interest expense	(276)	(126)	115	(287)
Total		$(4,763)	$(4,016)	$1,723	$(7,056)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 28, 2014	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Cost of Sales	AOCI Balance as of December 27, 2014
Forward Contracts	Cost of sales	$2,403	$(4,419)	$(790)	$(2,806)
Interest rate swap	Interest expense	—	(141)	—	(141)
Total		$2,403	$(4,560)	$(790)	$(2,947)

The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts and interest rate swaps are major financial institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote. As of December 26, 2015, the net amount of unrealized loss expected to be reclassified into earnings within the next 12 months is approximately $2.8 million. As of December 26, 2015, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

12.	Acquisition
On September 3, 2014, the Company acquired all of the outstanding stock of Ayrshire, resulting in Ayrshire becoming a wholly owned subsidiary of the Company. Ayrshire provides printed circuit board assembly and other electronic manufacturing services to a diversified customer base through manufacturing facilities operated by Ayrshire or its subsidiaries in Minnesota, Arkansas, Mississippi, and Kentucky and through a sheltered maquiladora facility in Reynosa, Mexico. The Reynosa, Mexico operations were moved to the Company's existing facility in Juarez, Mexico. This acquisition expands our printed circuit board assembly capacity, total revenue, and adds to and diversifies our customer base with the addition of many new multi-national companies. The total cash payment of approximately $48.0 million was funded through borrowings on our term loan, revolving line of credit, and cash on hand. The Company incurred approximately $775,000 of costs related to due diligence and closing this acquisition.
The following table summarizes the purchase price paid for Ayrshire and the fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Estimated Fair Values
At September 3, 2014
Purchase price paid	$48,010
Cash acquired	(46)
Purchase price, net of cash received	$47,964

Cash	$46
Accounts Receivable	21,211
Inventories	21,772
Other Current Assets	1,013
Fixed Assets	7,823
Favorable Leases	2,941
Customer Relationships	2,833
Non-Compete Agreements	196
Goodwill	8,217
Other Assets	42
Accounts Payable	(11,070)
Accrued Salaries and Wages	(2,188)
Other Current Liabilities	(2,408)
Deferred Tax Liability	(2,418)
Fair Value of Assets Acquired	$48,010
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

Pro forma condensed consolidated financial information for the six months ended December 26, 2015 and December 27, 2014 (in thousands):

	Six Months Ended
	(unaudited)
	December 26, 2015	December 27, 2014
Net sales	$242,612	$224,132
Net income	$2,604	$721

13.	Goodwill and Other Intangible Assets
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
On March 30, 2015, the Company completed its annual impairment test. The Company concluded that it is more likely than not that the fair value of goodwill is greater than the carrying value. Goodwill was recorded at $10.0 million as of December 26, 2015 and June 27, 2015.
The components of acquired intangible assets are as follows (in thousands):

	December 26, 2015
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(273)	$295
Customer Relationships	10	4,803	(870)	3,933
Favorable Lease Agreements	4 - 7	2,941	(677)	2,264
Total		$8,312	$(1,820)	$6,492

	June 27, 2015
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(204)	$364
Customer Relationships	10	4,803	(630)	4,173
Favorable Lease Agreements	4 - 7	2,941	(423)	2,518
Total		$8,312	$(1,257)	$7,055
Amortization expense was approximately $282,000 for both the three months ended December 26, 2015 and December 27, 2014. Amortization expense was approximately $563,000 and $421,000 for the six months ended December 26, 2015 and December 27, 2014, respectively.

Aggregate amortization expense relative to existing intangible assets by fiscal year is currently estimated to be as follows (in thousands):

Fiscal Years Ending	Amount
2016 (1)	$565
2017	1,128
2018	1,073
2019	818
2020	783
Thereafter	2,125
Total amortization expense	$6,492
(1) Represents estimated amortization for the remaining six-month period ending July 2, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Summary
During the quarter, we saw sequential profit growth, as our new programs continue to ramp and more than offset the reduced demand from a certain customer that has significantly impacted our results in recent quarters. We continue to see a robust pipeline of potential new business and recently won four new programs, involving industrial equipment, consumer products and lighting devices.
In the second half of fiscal year 2016, we expect the ramp of new programs will continue to outpace the previously discussed decline of a longstanding customer. Even as we onboard several new customers and programs, we anticipate that we will continue to see gradually improving operating efficiencies in coming periods.
The concentration of our top three customers’ net sales decreased to 30.5 percent of total sales in the second quarter of fiscal year 2016 from 36.9 percent in the same period of the prior fiscal year. We continue to diversify our customer base by adding additional programs and customers.

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
Gross profit as a percent of net sales was 7.8 percent for the second quarter of fiscal year 2016 as compared to 8.1 percent for the same quarter of the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily related to inefficiencies of ramping new programs which were partially offset by a decrease in certain material related costs compared to the prior year.
Operating income as a percentage of net sales for the second quarter of fiscal year 2016 was 2.1 percent compared to 2.2 percent for the same quarter of the prior fiscal year. The decrease in operating income as a percentage of net sales was primarily due to a decrease in gross margin as discussed above.
Net income for the second quarter of fiscal year 2016 was $1.8 million or $0.16 per share, as compared to net income of $1.6 million or $0.14 per share for the second quarter of fiscal year 2015. The increase in net income for the second quarter of fiscal year 2016 as compared to the same period in fiscal year 2015 is primarily due to the recognition of certain research and development (R&D) credits which became available to the Company as a result of the Protecting Americans from Tax Hikes (PATH) Act of 2015 being signed into law by the President during December 2015.
Our pipeline of potential new business is also increasingly robust, involving programs with greater long-term revenue potential and higher quantity requirements. Our increased competitiveness in the EMS marketplace is being driven by the growing recognition of the advantages of Mexico-based production for North America consumption, opportunities presented by the acquisition of Ayrshire, as well as by the growing number of opportunities where we can capitalize on the continued expansion of our new sheet metal fabrication capabilities in concert with our plastic molding, printed circuit, and product assembly capabilities. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.
For the third quarter of fiscal year 2016, the Company expects to report revenue in the range of $117 million to $122 million. Future results will depend on actual levels of customers’ orders, the timing of the startup of production of new product programs and the impact of the industry-wide shortages in the global supply chain.
We maintain a strong balance sheet with a current ratio of 2.1 and a debt to equity ratio of 0.4 as of December 26, 2015. Total cash provided by operating activities as defined on our cash flow statement was $3.3 million for the six months ended December 26, 2015. We maintain sufficient liquidity for our expected future operations and had $12.7 million in borrowings on our $45.0 million revolving line of credit with Wells Fargo Bank, N.A. of which $31.9 million remained available at December 26, 2015. We believe cash flows generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.

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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended December 26, 2015 with the Three Months Ended December 27, 2014
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended December 26, 2015 as compared to the three months ended December 27, 2014. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	December 26, 2015	% of net sales	December 27, 2014	% of net sales	$ change	% point change
Net sales	$116,403	100.0%	$114,311	100.0%	$2,092	—%
Cost of sales	107,293	92.2%	105,072	91.9%	2,221	0.3%
Gross profit	9,110	7.8%	9,239	8.1%	(129)	(0.3)%
Research, development and engineering	1,506	1.3%	1,297	1.1%	209	0.2%
Selling, general and administrative	5,201	4.5%	5,425	4.7%	(224)	(0.2)%
Total operating expenses	6,707	5.8%	6,722	5.8%	(15)	—%
Operating income	2,403	2.1%	2,517	2.2%	(114)	(0.1)%
Interest expense, net	521	0.4%	404	0.4%	117	—%
Income before income taxes	1,882	1.6%	2,113	1.8%	(231)	(0.2)%
Income tax provision	95	0.1%	487	0.4%	(392)	(0.3)%
Net income	$1,787	1.5%	$1,626	1.4%	$161	0.1%
Effective income tax rate	5.0%		23.0%
Net Sales
Net sales of $116.4 million for the second quarter of fiscal year 2016 increased by 1.8 percent as compared to net sales of $114.3 million for the second quarter of fiscal year 2015.
The $2.1 million increase in net sales from the prior year period was driven by new program wins and partially offset by a decrease in demand due to a single longstanding customer.
Gross Profit
Gross profit as a percentage of net sales for the three months ended December 26, 2015 was 7.8 percent compared to 8.1 percent for the three months ended December 27, 2014. This 0.3 percentage point decrease is primarily related to an increase in overhead and other costs primarily related to inefficiencies of ramping new programs which were partially offset by a decrease in material costs during three months ended December 26, 2015. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $110,000 and $20,000 for obsolete inventory during the three months ended December 26, 2015 and December 27, 2014, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $1.5 million during the three months ended December 26, 2015 compared to $1.3 million during the three months ended December 27, 2014. Total RD&E expenses as a percent of net sales were 1.3 percent and 1.1 percent during the three months ended December 26, 2015 and December 27, 2014, respectively. This 0.2 percentage point increase in RD&E as a percentage of net sales is due to an increase in personnel costs during the three months ended December 26, 2015.
Total selling, general and administrative (SG&A) expenses were $5.2 million during the three months ended December 26, 2015 compared to $5.4 million during the three months ended December 27, 2014. Total SG&A expenses as a percentage of net sales were 4.5 percent during the three months ended December 26, 2015 compared to 4.7 percent during the three months ended December 27, 2014. This decrease as a percentage of net sales is attributable to lower sales commission resulting from a change in revenue mix during three months ended December 26, 2015.
Interest
Interest expense increased to $521,000 during the three months ended December 26, 2015 from $404,000 during the three months ended December 27, 2014. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit that was primarily used to fund the growth in operations and to a lesser extent, factored receivables used for working capital purposes.
Income Taxes
The effective tax rate for the three months ended December 26, 2015 was 5.0 percent compared to 23.0 percent for the same period in fiscal year 2015. The effective tax rate decreased from the prior year primarily due to the recognition of certain federal R&D credits which became available to the Company as a result of PATH Act of 2015 being signed into law by the President during December 2015. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements.”
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
RESULTS OF OPERATIONS
Comparison of the Six Months Ended December 26, 2015 with the Six Months Ended December 27, 2014
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the six months ended December 26, 2015 as compared to the six months ended December 27, 2014. It is provided to assist in assessing differences in our overall performance (in thousands):

	Six Months Ended
	December 26, 2015	% of net sales	December 27, 2014	% of net sales	$ change	% point change
Net sales	$242,612	100.0%	$200,653	100.0%	$41,959	—%
Cost of sales	224,583	92.6%	187,176	93.3%	37,407	(0.7)%
Gross profit	18,029	7.4%	13,477	6.7%	4,552	0.7%
Research, development and engineering	3,062	1.3%	2,633	1.3%	429	—%
Selling, general and administrative	10,784	4.4%	10,032	5.0%	752	(0.6)%
Total operating expenses	13,846	5.7%	12,665	6.3%	1,181	(0.6)%
Operating income	4,183	1.7%	812	0.4%	3,371	1.3%
Interest expense, net	1,054	0.4%	593	0.3%	461	0.1%
Income before income taxes	3,129	1.3%	219	0.1%	2,910	1.2%
Income tax provision	525	0.2%	116	0.1%	409	0.1%
Net income	$2,604	1.1%	$103	0.1%	$2,501	1.0%
Effective income tax rate	16.8%		53.0%

Net Sales
Net sales of $242.6 million for the six months ended December 26, 2015 increased by 20.9 percent as compared to net sales of $200.7 million for the six months ended December 27, 2014.
The $42.0 million increase in net sales from the prior year period was primarily driven by an increase in revenue related to new program wins as well as the inclusion of Ayrshire for the entire six months ended December 26, 2015.
Gross Profit
Gross profit as a percentage of net sales for the six months ended December 26, 2015 was 7.4 percent compared to 6.7 percent for the six months ended December 27, 2014. This 0.7 percentage point increase is primarily related to a decrease in material related costs partially offset by an increase in certain overhead costs related to the inefficiencies associated with ramping production of new products. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $515,000 and $139,000 for obsolete inventory during the six months ended December 26, 2015 and December 27, 2014, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $3.1 million and $2.6 million during the six months ended December 26, 2015 and December 27, 2014, respectively. Total RD&E expenses as a percent of net sales were 1.3 percent during the six months ended December 26, 2015 and December 27, 2014, respectively.
Total selling, general and administrative (SG&A) expenses were $10.8 million during the six months ended December 26, 2015 compared to $10.0 million during the six months ended December 27, 2014. Total SG&A expenses as a percentage of net sales were 4.4 percent during the six months ended December 26, 2015 compared to 5.0 percent during the six months ended December 27, 2014. This 0.6 percentage point decrease in SG&A is primarily related to approximately $0.8 million of non-recurring closing costs associated with the Ayrshire acquisition incurred during the six months ended December 27, 2014.
Interest
Interest expense increased to $1.1 million during the six months ended December 26, 2015 from $0.6 million during the six months ended December 27, 2014. The increase in interest expense is primarily related to the inclusion of a complete period of the term loan balance outstanding for the six months ended December 26, 2015 when compared to the prior period and an increase in the average balance outstanding on our line of credit which was primarily used to fund the growth in operations.
Income Taxes
The effective tax rate for the six months ended December 26, 2015 was 16.8 percent compared to 53.0 percent for the same period in fiscal year 2015. The effective tax rate decreased from the prior year primarily due to the recognition of certain federal R&D credits which became available to the Company as a result of PATH Act of 2015 being signed into law by the President during December 2015. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements.”
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

BACKLOG
On December 26, 2015, we had an order backlog of approximately $123.3 million. This compares with a backlog of approximately $97.8 million on December 27, 2014. The increase in backlog at December 26, 2015, when compared to December 27, 2014, reflects an increase in demand and new programs. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the six months ended December 26, 2015 was $3.3 million, compared to net cash provided by operating activities of $5.2 million during the same period of the prior fiscal year.
The $3.3 million of net cash provided by operating activities for the six months ended December 26, 2015 is primarily related to $2.6 million of net income for the period and a $12.0 million decrease in accounts receivable, partially offset by a $6.8 million increase in inventory and a $4.7 million decrease in accounts payable. This compares to $5.2 million of cash flows provided by operating activities during the six months ended December 27, 2014, which resulted primarily from a $5.9 million decrease in inventory and a $2.3 million decrease in accounts receivable partially offset by a $0.6 million decrease in accounts payable.
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall net sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our account purchase agreements. During the six months ended December 26, 2015, we received cash proceeds of approximately $34.8 million from accounts receivable sold to financial institutions, which were removed from our Consolidated Balance Sheet. During the same period of the previous year, we received cash proceeds of approximately $3.3 million from accounts receivable sold under these programs. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms.
Investing Cash Flow
Cash used in investing activities was $1.4 million during the six months ended December 26, 2015 as compared to $48.7 million during the six months ended December 27, 2014. Our primary investing activities during the six months ended December 26, 2015, were purchasing equipment to support increased production levels for new programs and the sale and leaseback of some of this equipment. Our primary investing activity during the six months ended December 27, 2014, was the acquisition of Ayrshire as discussed in further detail in footnote 12 of the “Notes to Consolidated Financial Statements.”
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds. During the six months ended December 26, 2015, we received $6.2 million of cash resulting from the sale and leaseback of equipment under operating leases. During the same period of the prior year we received $3.9 million of cash resulting from the sale and leaseback transactions.
Financing Cash Flow
Cash used in financing activities was $1.1 million during the six months ended December 26, 2015 as compared to cash provided by financing activities of $38.0 million in the same period of the previous fiscal year. Our primary financing activities during the six months ended December 26, 2015, was repayment on our term loan of $2.5 million as well as borrowing and repayment under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $45.0 million, subject to availability. Our primary financing activity during the six months ended December 27, 2014, was borrowing on our term loan of $35.0 million related to the Ayrshire acquisition as well as borrowing and repayment under both our revolving line of credit facility and Accounts Receivable Purchase Program.
As of December 26, 2015, we were in compliance with our loan covenants and approximately $31.9 million was available under the revolving line of credit facility. As of December 27, 2014, approximately $17.7 million was available under the revolving line of credit facility.

Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of December 26, 2015, we had approximately $1.2 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company could be subject to additional income taxes payable in the U.S. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of December 26, 2015 would approximate $119,000. We have accrued for expected future repatriation of foreign earnings as discussed in footnote 6 of the “Notes to Consolidated Financial Statements.”
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility and term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility and term loan fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. There was outstanding $12.7 million in borrowings under our revolving credit facility and $28.8 million outstanding on our term loan as of December 26, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loan.
During the second quarter of fiscal year 2015, we entered into an interest rate swap contract with a notional amount of $25.0 million related to the borrowings outstanding under the term loan and revolving credit facility. As of December 26, 2015, our only material interest rate risk is associated with our revolving credit facility and term loan. Through the use of the interest rate swap, as described above, we fixed the basis on which we pay interest, thus eliminating much of our interest rate risk. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $66.5 million of foreign currency forward contracts as of December 26, 2015. The fair value of these contracts was $(10.3) million. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of December 26, 2015, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended December 26, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	February 4, 2016
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brett R. Larsen
Brett R. Larsen	Date:	February 4, 2016
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)