Form 10-Q
period 2016-04-02
KEY TRONIC CORP
filed 2016-05-10
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED APRIL 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2016, 10,710,606 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” “KeyTronicEMS” and “KeyTronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	April 2, 2016	June 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$275	$372
Trade receivables, net of allowance for doubtful accounts of $112 and $97	55,600	72,852
Inventories	107,239	91,594
Other	16,211	13,646
Total current assets	179,325	178,464
Property, plant and equipment, net	27,346	26,974
Other assets:
Deferred income tax asset	9,678	6,723
Goodwill	9,957	9,957
Other intangible assets, net	6,210	7,055
Other	1,816	1,621
Total other assets	27,661	25,356
Total assets	$234,332	$230,794
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,212	$61,528
Accrued compensation and vacation	7,937	9,467
Current portion of debt	5,000	5,000
Other	13,902	10,794
Total current liabilities	83,051	86,789
Long-term liabilities:
Term loan	22,500	26,250
Revolving loan	18,543	11,631
Deferred income tax liability	—	501
Other long-term obligations	5,687	4,855
Total long-term liabilities	46,730	43,237
Total liabilities	129,781	130,026
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,711 and 10,706 shares, respectively	45,148	44,136
Retained earnings	65,782	61,395
Accumulated other comprehensive loss	(6,379)	(4,763)
Total shareholders’ equity	104,551	100,768
Total liabilities and shareholders’ equity	$234,332	$230,794
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net sales	$118,448	$112,915	$361,060	$313,568
Cost of sales	108,493	103,479	333,076	290,655
Gross profit	9,955	9,436	27,984	22,913
Research, development and engineering expenses	1,634	1,510	4,696	4,143
Selling, general and administrative expenses	5,564	5,375	16,348	15,407
Total operating expenses	7,198	6,885	21,044	19,550
Operating income	2,757	2,551	6,940	3,363
Interest expense, net	620	317	1,674	910
Income before income taxes	2,137	2,234	5,266	2,453
Income tax provision	354	373	879	489
Net income	$1,783	$1,861	$4,387	$1,964
Net income per share — Basic	$0.17	$0.18	$0.41	$0.19
Weighted average shares outstanding — Basic	10,711	10,552	10,709	10,551
Net income per share — Diluted	$0.16	$0.16	$0.39	$0.17
Weighted average shares outstanding — Diluted	11,068	11,556	11,298	11,457
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Comprehensive income (loss):
Net income	$1,783	$1,861	$4,387	$1,964
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	677	(1,438)	(1,616)	(6,788)
Comprehensive income (loss)	$2,460	$423	$2,771	$(4,824)
Other comprehensive income (loss) for the three months ended April 2, 2016 and March 28, 2015 is reflected net of tax provision (benefit) of approximately $0.3 million and $(0.7) million, respectively. Other comprehensive loss for the nine months ended April 2, 2016 and March 28, 2015 is reflected net of tax benefit of approximately $(0.8) million and $(3.5) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Nine Months Ended
	April 2, 2016	March 28, 2015
Operating activities:
Net income	$4,387	$1,964
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,556	4,376
Excess tax benefit from share-based compensation	(402)	(50)
Provision for obsolete inventory	754	254
Provision for warranty	86	48
Provision for doubtful accounts	2	111
Gain on disposal of assets	—	(4)
Share-based compensation expense	630	540
Deferred income taxes	(2,624)	(904)
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	17,250	1,068
Inventories	(16,399)	(808)
Other assets	(2,712)	(5,591)
Accounts payable	(5,316)	6,748
Accrued compensation and vacation	(1,530)	(2,093)
Other liabilities	1,550	1,338
Cash provided by operating activities	232	6,997
Investing activities:
Payment for acquisition, net of cash acquired	—	(47,964)
Purchase of property and equipment	(10,020)	(7,147)
Proceeds from sale of fixed assets	6,183	6,469
Cash used in investing activities	(3,837)	(48,642)
Financing activities:
Payment of financing costs	(56)	(44)
Proceeds from issuance of long term debt	—	35,000
Repayments of long term debt	(3,750)	(2,500)
Borrowings under revolving credit agreement	153,835	99,379
Repayments of revolving credit agreement	(146,923)	(87,893)
Proceeds from accounts receivable purchase agreement	—	1,147
Payments towards accounts receivable purchase agreement	—	(8,969)
Excess tax benefit from share-based compensation	402	50
Proceeds from exercise of stock options	—	17
Cash provided by financing activities	3,508	36,187
Net decrease in cash and cash equivalents	(97)	(5,458)
Cash and cash equivalents, beginning of period	372	5,803
Cash and cash equivalents, end of period	$275	$345
Supplemental cash flow information:
Interest payments	$1,713	$934
Income tax payments, net of refunds	$1,278	$3,084
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, June 27, 2015	10,706	$44,136	$61,395	$(4,763)	$100,768
Net income	—	—	4,387	—	4,387
Unrealized loss on hedging instruments, net	—	—	—	(1,616)	(1,616)
Exercise of stock appreciation rights	13	—	—	—	—
Shares withheld for taxes	(8)	(20)	—	—	(20)
Share-based compensation	—	630	—	—	630
Excess tax benefit from share-based compensation	—	402	—	—	402
Balances, April 2, 2016	10,711	$45,148	$65,782	$(6,379)	$104,551
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarter ended April 2, 2016 was a 14 week period, whereas the quarter ended March 28, 2015 was a 13 week period. Fiscal year 2016 will end on July 2, 2016, which is a 53 week year. Fiscal year 2015 which ended on June 27, 2015, was a 52 week year.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15 (ASU 2014-15), Presentation of Financial Statements - Going Concern. The guidance in this Update applies to all entities. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The amendments of ASU 2014-15 did not have a significant impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update 2015-03 (ASU 2015-03), Simplifying the Presentation of Debt Issuance Costs. The guidance in this Update changes the presentation of debt issuance costs in financial statements. Under the new guidance, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance is effective for the Company beginning in the first quarter of fiscal year 2017 and early adoption is permitted in an interim period with any adjustments reflected as of the beginning of the fiscal year that includes that interim period. The amendments of ASU 2015-03 did not have a significant impact to the Company’s consolidated financial statements.
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
In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases which supersedes ASC 840 Leases and creates a new topic, ASC 842 Leases. This update requires lessees to recognize a lease asset and a lease liability for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier adoption permitted. The amendments of ASU 2016-09, when adopted, are not expected to have a material impact on the Company’s consolidated financial statements.

3.	Inventories
The components of inventories consist of the following (in thousands):

	April 2, 2016	June 27, 2015
Finished goods	$13,450	$8,019
Work-in-process	18,391	15,220
Raw materials and supplies	75,398	68,355
	$107,239	$91,594

4.	Long-Term Debt
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
As of April 2, 2016, the Company had an outstanding balance under the credit facility of $18.5 million, $0.4 million in outstanding letters of credit and $26.1 million available for future borrowings. The interest rate on the outstanding line of credit balance was in the range of 2.44% - 3.50%. As of June 27, 2015, the Company had an outstanding balance under the credit facility of $11.6 million, $0.3 million in outstanding letters of credit and $18.0 million available for future borrowings. The interest rate on the outstanding line of credit balance was in the range of 2.28% - 3.25%.
The outstanding principal balance of the term loan bears interest at a fixed rate per annum of the daily one month LIBOR plus 1.75%, 2.00% or 2.25% depending on the ratio of the Company’s funded debt to EBITDA, except that the term loan bore interest at LIBOR plus 2.00% from September 3, 2014 through December 14, 2014 regardless of the Company’s cash flow leverage ratio. Principal on the term loan is payable in equal quarterly installments of $1.25 million which commenced on December 15, 2014 and will continue through June 15, 2019, with a final installment of all remaining unpaid principal due on August 31, 2019. The Company had an outstanding balance of $27.5 million under the term loan as of April 2, 2016. As of June 27, 2015, the Company had an outstanding balance of $31.3 million under the term loan.
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

5.	Trade Accounts Receivable Purchase Programs
Sale Programs
On June 25, 2014, the Company entered into an Account Purchase Agreement with Wells Fargo Bank, N.A. (“WFB”) which provides that the Company may sell and assign to WFB and WFB may purchase from the Company the accounts receivable of certain Company customers in a maximum aggregate amount outstanding of $50.0 million. The initial term of the agreement is 36 months with successive 12 month renewal terms. On December 18, 2014, the Company modified the original Account Purchase Agreement with WFB to allow the Company to account for the factored receivables as a true-sale. On July 16, 2015, the Company modified the Account Purchase Agreement with WFB to decrease the maximum aggregate amount of receivables available to factor from $50.0 million to $20.0 million. The decrease in the aggregate amount available was due to a change in customer mix and to reduce fees related to the program. The Company also has an Account Purchase Agreement with Orbian Financial Services (“Orbian”) which allows the Company to account for factored receivables as a true-sale.
Total accounts receivables sold during the nine months ended April 2, 2016 and March 28, 2015 was approximately $58.2 million and $5.0 million, respectively. Accounts receivables sold and not yet collected was $2.0 million and $0.9 million as of April 2, 2016 and June 27, 2015, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

6.	Income Taxes
The Company expects to repatriate a portion of its foreign earnings based on increased net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $11.7 million of foreign earnings in the future. As such, these earnings would be recognized in the United States, and the Company would be subject to U.S. federal income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax of expected repatriation of foreign earnings have been recorded as part of deferred taxes as of April 2, 2016. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
The Company has available approximately $6.9 million of gross federal research and development tax credits as of April 2, 2016. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of April 2, 2016, the Company has recorded $3.7 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $3.2 million.

7.	Earnings Per Share
The following tables present a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except per share information)
	April 2, 2016	March 28, 2015
Net income	$1,783	$1,861
Weighted average shares outstanding—basic	10,711	10,552
Effect of dilutive common stock awards	357	1,004
Weighted average shares outstanding—diluted	11,068	11,556
Net income per share—basic	$0.17	$0.18
Net income per share—diluted	$0.16	$0.16
Antidilutive SARs not included in diluted earnings per share	869	208

	Nine Months Ended
	(in thousands, except per share information)
	April 2, 2016	March 28, 2015
Net income	$4,387	$1,964
Weighted average shares outstanding—basic	10,709	10,551
Effect of dilutive common stock awards	589	906
Weighted average shares outstanding—diluted	11,298	11,457
Earnings per share—basic	$0.41	$0.19
Earnings per share—diluted	$0.39	$0.17
Antidilutive SARs not included in diluted earnings per share	456	208
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
Total share-based compensation expense recognized during the three months ended April 2, 2016 and March 28, 2015 was approximately $204,000 and $196,000, respectively. Total share-based compensation recognized during the nine months ended April 2, 2016 and March 28, 2015 was approximately $630,000 and $540,000, respectively. As of April 2, 2016, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $1.1 million. This expense is expected to be recognized over a weighted average period of 1.91 years.

No options to purchase shares of common stock or SARs were exercised during the three months ended April 2, 2016 or March 28, 2015. During the nine months ended April 2, 2016, 13,333 SARs were exercised, with an immaterial amount of intrinsic value. During the nine months ended March 28, 2015, 4,930 options to purchase shares of common stock were exercised, with an immaterial amount of intrinsic value.

9.	Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $48,000 and $115,000 as of April 2, 2016 and June 27, 2015, respectively.

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
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of April 2, 2016 and June 27, 2015 (in thousands):

	April 2, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$263	$—	$263
Financial Liabilities:
Interest rate swaps	$—	$(506)	$—	$(506)
Foreign currency forward contracts	$—	$(9,422)	$—	$(9,422)

	June 27, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Interest rate swaps	$—	$25	$—	$25
Financial Liabilities:
Interest rate swaps	$—	$(443)	$—	$(443)
Foreign currency forward contracts	$—	$(6,799)	$—	$(6,799)

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

The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at April 2, 2016 and June 27, 2015, reasonably approximate their fair value. The Company’s long-term debt primarily consists of a revolving line of credit and a term loan. Borrowings under the revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in footnote 4.
As a result of the determinable market rate for our revolving credit and term loan debt, they are classified within Level 2 of the fair value hierarchy. The discounted cash flow of the revolving line of credit is estimated to be $18.5 million and $11.6 million as of April 2, 2016 and June 27, 2015, respectively, with a carrying value that reasonably approximates the fair value. The discounted cash flow of the term loan is estimated to be $27.5 million as of April 2, 2016 and $31.3 million as of June 27, 2015, respectively, with a carrying value that reasonably approximates the fair value.

11.	Derivative Financial Instruments
As of April 2, 2016, the Company had outstanding foreign currency forward contracts with a total notional amount of $67.8 million. The maturity dates for these contracts extend through March 2019. For the three months ended April 2, 2016, the Company entered into $7.0 million of foreign currency forward contracts and settled $5.7 million of such contracts. During the same period of the previous year, the Company entered into $5.8 million of foreign currency forward contracts and settled $5.0 million of such contracts.
For the nine months ended April 2, 2016, the Company entered into foreign currency forward contracts of $19.0 million and settled $16.3 million of such contracts. During the same period of the previous year, the Company entered into foreign currency forward contracts of $23.1 million and settled $15.3 million of such contracts.
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
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of April 2, 2016 and June 27, 2015 (in thousands):

		April 2, 2016	June 27, 2015
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other long-term assets	$263	$—
Foreign currency forward contracts	Other current liabilities	$(3,968)	$(2,517)
Foreign currency forward contracts	Other long-term liabilities	$(5,454)	$(4,282)
Interest rate swap	Other long-term assets	$—	$25
Interest rate swap	Other current liabilities	$(273)	$(271)
Interest rate swap	Other long-term liabilities	$(233)	$(172)

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended April 2, 2016 and March 28, 2015, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of December 26, 2015	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of April 2, 2016
Forward contracts	Cost of sales	$(6,769)	$(589)	$1,313	$(6,045)
Interest rate swap	Interest expense	(287)	(142)	95	(334)
Total		$(7,056)	$(731)	$1,408	$(6,379)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of December 27, 2014	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 28, 2015
Forward contracts	Cost of sales	$(2,806)	$(1,320)	$25	$(4,101)
Interest rate swap	Interest expense	(141)	(143)	—	(284)
Total		$(2,947)	$(1,463)	$25	$(4,385)
The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the nine months ended April 2, 2016 and March 28, 2015, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 27, 2015	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of April 2, 2016
Forward contracts	Cost of sales	$(4,487)	$(4,479)	$2,921	$(6,045)
Interest rate swap	Interest expense	(276)	(268)	210	(334)
Total		$(4,763)	$(4,747)	$3,131	$(6,379)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 28, 2014	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 28, 2015
Forward contracts	Cost of sales	$2,403	$(5,739)	$(765)	$(4,101)
Interest rate swap	Interest expense	—	(284)	—	(284)
Total		$2,403	$(6,023)	$(765)	$(4,385)
The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s counterparties to the foreign currency forward contracts and interest rate swaps are major financial institutions. These institutions do not require collateral for the contracts and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote. As of April 2, 2016, the net amount of unrealized loss expected to be reclassified into earnings within the next 12 months is approximately $2.8 million. As of April 2, 2016, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

12.	Acquisition
On September 3, 2014, the Company acquired all of the outstanding stock of Ayrshire, resulting in Ayrshire becoming a wholly owned subsidiary of the Company. Ayrshire provides printed circuit board assembly and other electronic manufacturing services to a diversified customer base through manufacturing facilities operated by Ayrshire or its subsidiaries in Minnesota, Arkansas, Mississippi, and Kentucky and through a sheltered maquiladora facility in Reynosa, Mexico. The Reynosa, Mexico operations were moved to the Company’s existing facility in Juarez, Mexico. This acquisition expands our printed circuit board assembly capacity, total revenue, and adds to and diversifies our customer base with the addition of many new multi-national companies. The total cash payment of approximately $48.0 million was funded through borrowings on our term loan, revolving line of credit, and cash on hand. The Company incurred approximately $775,000 of costs related to due diligence and closing this acquisition.
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

Pro forma condensed consolidated financial information for the nine months ended April 2, 2016 and March 28, 2015 (in thousands):

	Nine Months Ended
	(unaudited)
	April 2, 2016	March 28, 2015
Net sales	$361,060	$337,046
Net income	$4,387	$2,582

13.	Goodwill and Other Intangible Assets
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
The Company assesses goodwill and other intangibles for impairment on the first day of the fourth quarter, or more frequently if circumstances indicate that the carrying value of the assets may not be recoverable. During the nine months ended April 2, 2016 and March 28, 2015, no impairment was recognized. Goodwill was recorded at $10.0 million as of April 2, 2016 and June 27, 2015.
The components of acquired intangible assets are as follows (in thousands):

	April 2, 2016
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(308)	$260
Customer Relationships	10	4,803	(990)	3,813
Favorable Lease Agreements	4 - 7	2,941	(804)	2,137
Total		$8,312	$(2,102)	$6,210

	June 27, 2015
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(204)	$364
Customer Relationships	10	4,803	(630)	4,173
Favorable Lease Agreements	4 - 7	2,941	(423)	2,518
Total		$8,312	$(1,257)	$7,055
Amortization expense was approximately $282,000 for both the three months ended April 2, 2016 and March 28, 2015. Amortization expense was approximately $845,000 and $704,000 for the nine months ended April 2, 2016 and March 28, 2015, respectively.

Aggregate amortization expense relative to existing intangible assets by fiscal year is currently estimated to be as follows (in thousands):

Fiscal Years Ending	Amount
2016 (1)	$283
2017	1,128
2018	1,073
2019	818
2020	783
Thereafter	2,125
Total amortization expense	$6,210
(1) Represents estimated amortization for the remaining three-month period ending July 2, 2016.

14.	Subsequent Event
Subsequent to the end of the third quarter of 2016, management approved a plan for the closure of the Harrodsburg, Kentucky facility in order to reduce costs and further improve operating efficiencies. Customer programs from this location will be transferred to other manufacturing facilities primarily in the United States. The Company expects to incur approximately $250,000 in costs related to the closure of this facility as well as transferring customer programs to other locations. The Harrodsburg, Kentucky facility is expected to be shut down by the end of the first quarter of fiscal year 2017.

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
Subsequent to the end of the fiscal third quarter of 2016, we approved a plan to close the Harrodsburg, Kentucky facility in order to improve operating efficiencies. We expect to incur costs of approximately $250,000 related to transferring customer programs to other facilities and winding down operations in the Harrodsburg plant. The closure is expected to be completed by the first quarter of fiscal year 2017.
Executive Summary
During the quarter, we were pleased to see revenue growth and improvement in operating efficiencies, as our new programs continued to ramp and we continue to invest in improving our operations to accommodate a more diversified customer base. We continue to see a robust pipeline of potential new business and our third quarter wins include a new program involving industrial lighting.
In the fourth quarter of fiscal year 2016, we expect the ramp of new programs will continue to outpace the previously discussed decline of a longstanding customer. While we continue to onboard several new customers and programs, we anticipate that we will see gradually improving operating efficiencies in coming periods.
The concentration of our top three customers’ net sales increased to 31.9 percent of total sales in the third quarter of fiscal year 2016 from 31.2 percent in the same period of the prior fiscal year. We expect to continue to diversify our customer base as our new programs continue to ramp.

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
Gross profit as a percent of net sales was unchanged at 8.4 percent for both the third quarter of fiscal year 2016 and the comparable quarter of the prior fiscal year.
Operating income as a percentage of net sales was unchanged at 2.3 percent for both the third quarter of fiscal year 2016 and the comparable quarter of the prior fiscal year.
Net income for the third quarter of fiscal year 2016 was $1.8 million or $0.16 per share, as compared to net income of $1.9 million or $0.16 per share for the third quarter of fiscal year 2015. The decrease in net income for the third quarter of fiscal year 2016 as compared to the same period in fiscal year 2015 is primarily due to an increase in interest expense related to an increase in the average balance outstanding on our line of credit that was primarily used to fund growth in operations.
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
For the fourth quarter of fiscal year 2016, the Company expects to report revenue in the range of $117 million to $122 million, and earnings in the range of $0.16 to $0.21 per diluted share. These expected results assume an effective tax rate of 25%. Future results will depend on actual levels of customers’ orders and the timing of the startup of production of new product programs.
We maintain a strong balance sheet with a current ratio of 2.2 and a debt to equity ratio of 0.4 as of April 2, 2016. Total cash provided by operating activities as defined on our cash flow statement was $0.2 million for the nine months ended April 2, 2016. We maintain sufficient liquidity for our expected future operations and had $18.5 million in borrowings on our $45.0 million revolving line of credit with Wells Fargo Bank, N.A. of which $26.1 million remained available at April 2, 2016. We believe cash flows generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.

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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended April 2, 2016 with the Three Months Ended March 28, 2015
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended April 2, 2016 as compared to the three months ended March 28, 2015. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	April 2, 2016	% of net sales	March 28, 2015	% of net sales	$ change	% point change
Net sales	$118,448	100.0%	$112,915	100.0%	$5,533	—%
Cost of sales	108,493	91.6%	103,479	91.6%	5,014	—%
Gross profit	9,955	8.4%	9,436	8.4%	519	—%
Research, development and engineering	1,634	1.4%	1,510	1.3%	124	0.1%
Selling, general and administrative	5,564	4.7%	5,375	4.8%	189	(0.1)%
Total operating expenses	7,198	6.1%	6,885	6.1%	313	—%
Operating income	2,757	2.3%	2,551	2.3%	206	—%
Interest expense, net	620	0.5%	317	0.3%	303	0.2%
Income before income taxes	2,137	1.8%	2,234	2.0%	(97)	(0.2)%
Income tax provision	354	0.3%	373	0.3%	(19)	—%
Net income	$1,783	1.5%	$1,861	1.6%	$(78)	(0.1)%
Effective income tax rate	16.6%		16.7%
Net Sales
Net sales of $118.4 million for the third quarter of fiscal year 2016 increased by 4.9 percent as compared to net sales of $112.9 million for the third quarter of fiscal year 2015.
The $5.5 million increase in net sales from the prior year period was driven by new program wins and partially offset by a decrease in demand due primarily from a single longstanding customer.
Gross Profit
Gross profit as a percentage of net sales was 8.4 percent for both the three months ended April 2, 2016 and the three months ended March 28, 2015. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $244,000 and $115,000 for obsolete inventory during the three months ended April 2, 2016 and March 28, 2015, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $1.6 million during the three months ended April 2, 2016 compared to $1.5 million during the three months ended March 28, 2015. Total RD&E expenses as a percent of net sales were 1.4 percent and 1.3 percent during the three months ended April 2, 2016 and March 28, 2015, respectively. This 0.1 percentage point increase in RD&E as a percentage of net sales is due to an increase in personnel costs during the three months ended April 2, 2016.
Total selling, general and administrative (SG&A) expenses were $5.6 million during the three months ended April 2, 2016 compared to $5.4 million during the three months ended March 28, 2015. Total SG&A expenses as a percentage of net sales were 4.7 percent during the three months ended April 2, 2016 compared to 4.8 percent during the three months ended March 28, 2015. This decrease as a percentage of net sales is primarily attributable to an increase in sales during three months ended April 2, 2016.
Interest
Interest expense increased to $620,000 during the three months ended April 2, 2016 from $317,000 during the three months ended March 28, 2015. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit that was primarily used to fund growth in operations.
Income Taxes
The effective tax rate for the three months ended April 2, 2016 was 16.6 percent compared to 16.7 percent for the same period in fiscal year 2015.
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
RESULTS OF OPERATIONS
Comparison of the Nine Months Ended April 2, 2016 with the Nine Months Ended March 28, 2015
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the nine months ended April 2, 2016 as compared to the nine months ended March 28, 2015. It is provided to assist in assessing differences in our overall performance (in thousands):

	Nine Months Ended
	April 2, 2016	% of net sales	March 28, 2015	% of net sales	$ change	% point change
Net sales	$361,060	100.0%	$313,568	100.0%	$47,492	—%
Cost of sales	333,076	92.2%	290,655	92.7%	42,421	(0.5)%
Gross profit	27,984	7.8%	22,913	7.3%	5,071	0.5%
Research, development and engineering	4,696	1.3%	4,143	1.3%	553	—%
Selling, general and administrative	16,348	4.5%	15,407	4.9%	941	(0.4)%
Total operating expenses	21,044	5.8%	19,550	6.2%	1,494	(0.4)%
Operating income	6,940	1.9%	3,363	1.1%	3,577	0.8%
Interest expense, net	1,674	0.5%	910	0.3%	764	0.2%
Income before income taxes	5,266	1.5%	2,453	0.8%	2,813	0.7%
Income tax provision	879	0.2%	489	0.2%	390	—%
Net income	$4,387	1.2%	$1,964	0.6%	$2,423	0.6%
Effective income tax rate	16.7%		19.9%
Net Sales
Net sales of $361.1 million for the nine months ended April 2, 2016 increased by 15.1 percent as compared to net sales of $313.6 million for the nine months ended March 28, 2015.

The $47.5 million increase in net sales from the prior year period was primarily driven by an increase in revenue related to new program wins as well as the inclusion of Ayrshire for the entire nine months ended April 2, 2016, partially offset by a decrease in demand from a single longstanding customer.
Gross Profit
Gross profit as a percentage of net sales for the nine months ended April 2, 2016 was 7.8 percent compared to 7.3 percent for the nine months ended March 28, 2015. This 0.5 percentage point increase is primarily related to a decrease in material related costs partially offset by an increase in certain overhead costs. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $754,000 and $254,000 for obsolete inventory during the nine months ended April 2, 2016 and March 28, 2015, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $4.7 million and $4.1 million during the nine months ended April 2, 2016 and March 28, 2015, respectively. Total RD&E expenses as a percent of net sales were 1.3 percent during the nine months ended April 2, 2016 and March 28, 2015, respectively.
Total selling, general and administrative (SG&A) expenses were $16.3 million during the nine months ended April 2, 2016 compared to $15.4 million during the nine months ended March 28, 2015. Total SG&A expenses as a percentage of net sales were 4.5 percent during the nine months ended April 2, 2016 compared to 4.9 percent during the nine months ended March 28, 2015. This 0.4 percentage point decrease in SG&A is primarily related to approximately $0.8 million of non-recurring closing costs associated with the Ayrshire acquisition incurred during the nine months ended March 28, 2015.
Interest
Interest expense increased to $1.7 million during the nine months ended April 2, 2016 from $0.9 million during the nine months ended March 28, 2015. The increase in interest expense is primarily related to the inclusion of a complete period of the term loan balance outstanding for the nine months ended April 2, 2016 when compared to the prior period and an increase in the average balance outstanding on our line of credit which was primarily used to fund growth in operations.
Income Taxes
The effective tax rate for the nine months ended April 2, 2016 was 16.7 percent compared to 19.9 percent for the same period in fiscal year 2015. The effective tax rate decreased from the prior year primarily due to the recognition of certain federal R&D credits which became available to the Company as a result of PATH Act of 2015 being signed into law by the President during December 2015. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements.”
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
BACKLOG
On April 2, 2016, we had an order backlog of approximately $123.5 million. This compares with a backlog of approximately $117.6 million on March 28, 2015. The increase in backlog at April 2, 2016, when compared to March 28, 2015, reflects an increase in new programs. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.

CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the nine months ended April 2, 2016 was $0.2 million, compared to net cash provided by operating activities of $7.0 million during the same period of the prior fiscal year.
The $0.2 million of net cash provided by operating activities for the nine months ended April 2, 2016 is primarily related to $4.4 million of net income for the period and a $17.3 million decrease in accounts receivable, partially offset by a $16.4 million increase in inventory and a $5.3 million decrease in accounts payable. This compares to $7.0 million of cash flows provided by operating activities during the nine months ended March 28, 2015, which resulted primarily from a $6.7 million increase in accounts payable and a $1.1 million decrease in accounts receivable, partially offset by a $0.8 million increase in inventory.
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall net sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our account purchase agreements. During the nine months ended April 2, 2016, we received cash proceeds of approximately $57.1 million from accounts receivable sold to financial institutions, which were removed from our Consolidated Balance Sheet. During the same period of the previous year, we received cash proceeds of approximately $4.5 million from accounts receivable sold under these programs. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms.
Investing Cash Flow
Cash used in investing activities was $3.8 million during the nine months ended April 2, 2016 as compared to $48.6 million during the nine months ended March 28, 2015. Our primary investing activities during the nine months ended April 2, 2016, were purchasing equipment to support increased production levels for new programs and the sale and leaseback of some of this equipment. Our primary investing activity during the nine months ended March 28, 2015, was the acquisition of Ayrshire as discussed in further detail in footnote 12 of the “Notes to Consolidated Financial Statements.”
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds. During the nine months ended April 2, 2016, we received $6.2 million of cash resulting from the sale and leaseback of equipment under operating leases. During the same period of the prior year we received $6.5 million of cash resulting from the sale and leaseback transactions.
Financing Cash Flow
Cash provided by financing activities was $3.5 million during the nine months ended April 2, 2016 as compared to $36.2 million in the same period of the previous fiscal year. Our primary financing activities during the nine months ended April 2, 2016, was repayment on our term loan of $3.8 million as well as borrowings and repayments under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $45.0 million, subject to availability. Our primary financing activity during the nine months ended March 28, 2015, was borrowing on our term loan of $32.5 million, net of repayments, related to the Ayrshire acquisition as well as borrowings and repayments under both our revolving line of credit facility and Accounts Receivable Purchase Program.
As of April 2, 2016, we were in compliance with our loan covenants and approximately $26.1 million was available under the revolving line of credit facility. As of March 28, 2015, approximately $18.2 million was available under the revolving line of credit facility.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of April 2, 2016, we had approximately $0.3 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company could be subject to additional income taxes payable in the U.S. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of April 2, 2016 would approximate $30,000. We have accrued for expected future repatriation of foreign earnings as discussed in footnote 6 of the “Notes to Consolidated Financial Statements.”
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
We have manufacturing operations located in Mexico and China. A significant portion of our operations are denominated in the Mexican peso and the Chinese currency, the renminbi (“RMB”). Currency exchange rates fluctuate daily as a result of a number of factors, including changes in a country’s political and economic policies. Volatility in the currencies of our entities and the United States dollar could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the cash, receivables, payables and expenses of our operating entities. As part of our hedging strategy, we currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. We currently do not hedge expenses denominated in RMB. Unexpected losses could occur from increases in the value of these currencies relative to the United States dollar.
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
Changes in demand for customer products reduce our ability to accurately estimate the future requirements of our customers. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. We must determine the levels of business that we will seek and accept from customers, set production schedules, commit to procuring inventory, and allocate personnel and resources, based on our estimates of our customers’ requirements. Customers can require sudden increases and decreases in production which can put added stress on resources and reduce margins. Sudden decreases in production can lead to excess inventory on hand which may or may not be reimbursed by our customers even when under contract.
Continued growth could further lead to capacity constraints. We may need to transfer production to other facilities, acquire new facilities, or outsource production which could negatively impact gross margin.
An adverse change in the interest rates for our borrowings could adversely affect our financial condition.
We are exposed to interest rate risk under our revolving line of credit and term loan. We currently hedge a portion of our term loan with an interest rate swap. We have not historically hedged the interest rate on our credit facility; therefore, unless we do so, significant changes in interest rates could adversely affect our results of operations. Refer to the discussion in note 4, “Long-Term Debt” to the consolidated financial statements for further details of our debt obligations. We are also exposed to interest rate risk on our factoring activities.

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
We have been party to claims relating to various matters including contractual matters, intellectual property rights or other issues arising in the ordinary course of business. In the event of such a claim, we may be required to spend a significant amount of money to defend or otherwise address the claim. Any litigation, even where a claim is without merit, could result in substantial costs and diversion of resources. Accordingly, the resolution or adjudication of such disputes, even those encountered in the ordinary course of business, could have a material adverse effect on our business, consolidated financial conditions and results of operations.
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
Refer to Notes 2 and 13 to the consolidated financial statements and ‘critical accounting policies and estimates’ in management’s discussion and analysis of financial condition and results of operations for further discussion regarding the impairment testing of goodwill and identifiable intangible assets.
A decline in general economic conditions or global equity valuations could impact the judgments and assumptions about the fair value of the Company’s businesses and the Company could be required to record impairment charges on its goodwill or other identifiable intangible assets in the future, which could impact the Company’s consolidated balance sheet, as well as the Company’s consolidated statement of operations. If the Company was required to recognize an impairment charge in the future, the charge would not impact the Company’s consolidated cash flows, current liquidity, capital resources, and covenants under its existing credit facilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility and term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility and term loan fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. There was outstanding $18.5 million in borrowings under our revolving credit facility and $27.5 million outstanding on our term loan as of April 2, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loan.
During the second quarter of fiscal year 2015, we entered into an interest rate swap contract with a notional amount of $25.0 million related to the borrowings outstanding under the term loan and revolving credit facility. As of April 2, 2016, the remaining notional amount of the interest rate swap contract was $22.0 million. Our only material interest rate risk is associated with our revolving credit facility and term loan. Through the use of the interest rate swap, as described above, we fixed the basis on which we pay interest, thus eliminating much of our interest rate risk. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $67.8 million of foreign currency forward contracts as of April 2, 2016. The fair value of these contracts was $(9.2) million. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of April 2, 2016, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended April 2, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	May 10, 2016
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brett R. Larsen
Brett R. Larsen	Date:	May 10, 2016
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)