Form 10-K
period 2016-07-02
KEY TRONIC CORP
filed 2016-09-09
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-K
 ____________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JULY 2, 2016
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
As of December 26, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $79.2 million based on the closing price as reported on the NASDAQ.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,756,018 shares of common stock were outstanding as of September 7, 2016.
 ____________________________________________________________
Documents Incorporated by Reference:
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant's 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

KEY TRONIC CORPORATION
2016 FORM 10-K

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
After assessing market conditions and our strengths and capabilities, we shifted our focus from keyboard manufacturing to contract manufacturing for a wide range of products. Our unique strategic attributes are based on our core strengths of innovative design and engineering expertise in electronics, mechanical engineering, sheet metal fabrication and stamping, and precision plastics combined with high-quality, low cost production, and assembly on an international basis while providing exceptional customer service. These strengths have made our company a strong competitor in the electronic manufacturing services (EMS) market.
Acquisitions
On September 3, 2014, we completed the acquisition of all of the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics), which added five locations (four in North America and one in Mexico). This acquisition expanded our printed circuit board assembly capacity, total revenue, and adds to and diversifies our customer base with the addition of many new multi-national companies. Subsequent to the acquisition, the Reynosa, Mexico operations were transferred to the Company’s existing Juarez, Mexico facilities. During the fourth quarter of fiscal year 2016, we announced a plan to close the Harrodsburg, Kentucky facility which is expected to occur by the end of the first quarter of 2017. Most of our customer programs from the Harrodsburg, Kentucky facility are being transferred to other Key Tronic facilities.
On July 1, 2013, the Company acquired substantially all of the assets of Sabre Assembly & Manufacturing Co. of Texas (“Sabre”), a sheet metal fabrication company with facilities located in Juarez, Mexico. We have made substantial investments in our sheet metal fabrication capabilities and capacity and will continue to do so as customer demands increase and evolve. The significant investment in sheet metal capabilities enables the Company to offer metal fabrication directly to its customers, in combination with plastic molding, PCB assembly, complete product assembly, design engineering and testing engineering services.
Our Industry and Strategy
The expansion of the EMS industry and our acquisitions have allowed us to continue to expand our customer base and the industries that we serve. The increase in new programs represents a growing portion of our revenue and a promising foundation for our future. In keeping with our long-term strategic objectives, we have been successfully building a more diversified customer portfolio, spanning a wider range of industries. We currently offer our customers the following services: integrated electronic and mechanical engineering, precision plastic molding, sheet metal fabrication, printed circuit board (PCB) and complete product assembly, component selection, sourcing and procurement, worldwide logistics, and new product testing and production all at competitive pricing due to our global footprint.

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
The EMS industry is intensely competitive. Although our customer base is growing, we still have less than 1% of the potential global market and our revenue can fluctuate significantly due to reliance on a concentrated base of customers. We are planning for new customer growth in the coming quarters by securing new programs with new and existing customers, increasing our worldwide manufacturing capacity, and continuing to improve our manufacturing and procurement processes. Ongoing challenges that we face include but are not limited to the following: Continuing to win programs from new and existing customers, balancing capital employed, production capacity and key personnel in support of new customer programs, improving operating efficiencies, controlling costs while developing competitive pricing strategies, and successfully transitioning new program wins to full production.
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
For the fiscal years 2016, 2015 and 2014, the five largest customers in each year accounted for 41%, 42% and 62% of combined total net sales, respectively. The decrease in concentration compared to 2014 was primarily the result of the acquisition of Ayrshire as well as the impact of the reduction in production levels for a certain longstanding customer. We continue to diversify our customer base by adding additional programs and customers. We expect net sales to our five largest customers as a percentage of total net sales to approximate current levels going forward.
The following table represents all customers that represented 10% or more of total net sales during the last three fiscal years:

	Percentage of Net Sales by Fiscal Year
	2016	2015	2014
Customer A	18%	17%	20%
Customer B	*	*	15%
Customer C	*	*	15%
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
We market our products and services primarily through our direct sales department which is comprised of strategically located field sales people and distributors. We also maintain relationships with several independent sales organizations to assist in marketing our EMS product lines.

Manufacturing
We have continually made investments in developing and expanding a capital equipment base to achieve vertical integration and efficiencies in our manufacturing processes. We have invested significant capital into SMT for volume manufacturing of complex printed circuit board assemblies and in our metal shop providing precision metal stamping, fabricating, and finishing. We also design and develop tooling for injection molding and sheet metal fabrication and manufacture the majority of plastic and sheet metal parts used in the products we manufacture. Additionally, we have equipment to maintain a controlled clean environment for manufacturing processes that require a high level of precise control.
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
Research, Development, and Engineering
As part of our long-term strategy, we are committed to supporting our customers by providing research, development, and engineering services. These services allow us to facilitate in optimizing new product designs, and the production processes of our customers' programs.
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
As of July 2, 2016 we had 4,947 employees compared to 4,866 on June 27, 2015, and 3,343 on June 28, 2014. Since we can have significant fluctuations in product demand, we seek to maintain flexibility in our workforce by utilizing skilled temporary and short-term contract labor in our manufacturing facilities in addition to full-time employees.

Backlog
On July 30, 2016 our order backlog was valued at approximately $122.2 million, compared to approximately $115.2 million on July 24, 2015. The amount of backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue. Due to the relationships with our customers, we will occasionally allow orders to be canceled or rescheduled and as a result it is not a meaningful indicator of future financial results. If there are canceled or rescheduled orders, we typically negotiate fees to cover the costs we have incurred. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next twelve months, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.
Foreign Markets
Information concerning net sales and long-lived assets (property, plant, and equipment) by geographic areas is set forth in Note 12, “Enterprise-Wide Disclosures” of the consolidated financial statements of this Annual Report on Form 10-K and that information is incorporated herein.
Executive Officers of the Registrant
The table below sets forth the name, current age and current position of our executive officers and other significant employees:

Name	Age	Positions Held
Executive Officers
Craig D. Gates	57	President and Chief Executive Officer
Brett R. Larsen	43	Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Douglas G. Burkhardt	58	Executive Vice President of Worldwide Operations
Philip S. Hochberg	54	Executive Vice President of Business Development
Lawrence J. Bostwick	64	Vice President of Engineering and Quality
Frank Crispigna III	55	Vice President of Materials
Duane D. Mackleit	48	Vice President of Program Management
Executive Officers
CRAIG D. GATES – President and Chief Executive Officer
Mr. Gates, age 57, has been President and Chief Executive officer of the Company since April 2009. Previously, he was Executive Vice President and General Manager from August 2002 to April 2009. He served as Executive Vice President of Marketing, Engineering and Sales from July 1997 to August 2002 and served as Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. From 1982 to 1991 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana.
BRETT R. LARSEN – Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Mr. Larsen, age 43, has served as Executive Vice President of Administration, Chief Financial Officer, and Treasurer since July 2015. Previously, he was Vice President of Finance and Controller from February 2010 to July 2015. He was Chief Financial Officer of FLSmidth Spokane, Inc. from December 2008 to February 2010. From October 2005 through November 2008, Mr. Larsen served as Controller of Key Tronic Corporation. From May 2004 to October 2005, Mr. Larsen served as Manager of Financial Reporting of Key Tronic Corporation. From 2002 to May 2004, Mr. Larsen was an audit manager for the public accounting firm BDO USA, LLP. He also held various auditing and supervisory positions with Grant Thornton LLP from 1997 to 2002. Mr. Larsen has a Bachelor of Science degree in Accounting and a Masters degree in Accounting from Brigham Young University and is a Certified Public Accountant.

DOUGLAS G. BURKHARDT – Executive Vice President of Worldwide Operations
Mr. Burkhardt, age 58, has been Executive Vice President of Worldwide Operations of the Company since July 2010. Previously Mr. Burkhardt was Vice President of Worldwide Operations from July 2008 to July 2010 and Director of China Operations and Program Management from January 2006 to July 2008. Mr. Burkhardt also served as Director of Northwest and China Operations from November of 1998 to January of 2006. Mr. Burkhardt also served as Director of Customer Satisfaction from March 1997 to November 1998 and Director of Molding from September of 1995 to March of 1997. Prior to this, Mr. Burkhardt served in other various senior management positions within the Company. Mr. Burkhardt has been with the Company since May of 1989. Prior to joining Key Tronic, Mr. Burkhardt worked for House of Aluminum and Glass for 12 years where he was the plant manager.
PHILIP S. HOCHBERG – Executive Vice President of Business Development
Mr. Hochberg, age 54, has been Executive Vice President of Business Development since July 2012. Prior to this, Mr. Hochberg served as Vice President of Business Development from October 2009 through June 2012. He was Director of Business Development and Program Management from July 2008 to October 2009. Mr. Hochberg served as Director of Business Development from October 2004 to July 2008 and as Director of EMS Sales and Marketing from July 2000 to October 2004. Prior to joining Key Tronic, Mr. Hochberg worked for Quinton Instrument Company as their Director of Marketing and Product Management from 1992 to 2000. From 1988 to 1992, he was employed by SpaceLabs Medical as their Business Development Marketing Manager. Mr. Hochberg has an MBA from the University of British Columbia, a BA in Psychology, with a minor in Business from Washington University in St. Louis.
LAWRENCE J. BOSTWICK – Vice President of Engineering and Quality
Mr. Bostwick, age 64, has been Vice President of Engineering and Quality since July 2008. Previously he was Director of Engineering and Quality from February 2007 to July 2008 and served as Corporate Director of Quality from February 2006 to February 2007. From 2003 to 2006 he was Director of Supply Chain Management and Quality for the Lancer Corporation and from 1998 to 2003 he was Vice President of Operations for Thermacore International. He is a graduate of the Westinghouse and General Electric – Engineering and Manufacturing Professional Development Programs. He is certified in both Quality and Industrial Engineering and is a Lean – Six Sigma Master Black Belt. Mr. Bostwick has a combined B.S. degree in Production and Operation and Industrial Engineering from Bowling Green State University and a Masters degree in Industrial Engineering and Business Administration from Syracuse University.
FRANK CRISPIGNA III – Vice President of Materials
Mr. Crispigna, age 55, has been Vice President of Materials of the company since October 2011. Prior to this, Mr. Crispigna held a variety of Materials and Supply Chain positions at Plexus Corporation since 1997, most recently serving as the Director – Supply Chain Solutions from 2005 - 2011. He has a Masters degree in Business Administration, and a Bachelor of Business Administration Degree in Marketing from the University of Wisconsin – Oshkosh. Mr. Crispigna also is a C.P.M., and received his certification in Supply Chain Leadership from the University of Wisconsin.
DUANE D. MACKLEIT – Vice President of Program Management
Mr. Mackleit, age 48, has been Vice President of Program Management of the company since July 2012. He served as Director of Program Management from July 2008 through June 2012. From May 2006 to July 2008 he served as Principal Program Manager. Prior to that, he served as Program Manager from March 2002 to May 2006 and Associate Program Manager from August 2000 to March 2002. Mr. Mackleit has also held several other positions with Key Tronic Corporation. Mr. Mackleit has an AA in Business from Spokane Falls Community College and a BA in Business/Marketing from Eastern Washington University. He also holds a MBA from Gonzaga University.
Available Information
Our principal executive offices are located at 4424 North Sullivan Road, Spokane Valley, Washington 99216, and our telephone number is (509) 928-8000. Our website is located at http://www.keytronic.com where filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or current reports on Form 8-K are available after they have been filed with the Securities and Exchange Commission. The information presented on our website currently and in the future is not considered to be part of this document or any document incorporated by reference in this document.

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
Component procurement, production schedules, personnel and other resource requirements are based on estimates of customer requirements. Occasionally, our customers may request accelerated production that can stress resources and reduce operating margins. Conversely, our customers may abruptly lower or cancel production which may lead to a sudden, unexpected increase in inventory or accounts receivable for which we may not be reimbursed even when under contract with customers. In addition, because many of our operating expenses are relatively fixed, a reduction in customer demand can harm our gross profit and operating results. The products which we manufacture for our customers have relatively short product lifecycles. Therefore, our business, operating results and financial condition are dependent in a significant way on our ability to obtain orders from new customers and new product programs from existing customers.
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
Adverse economic conditions and uncertainty in the global economy such as unstable global financial and credit markets, inflation, and recession can negatively impact our business. Unfavorable economic conditions could affect the demand for our customers’ products by triggering a reduction in orders as well as a decline in forecasts which could adversely affect our sales in future periods. Additionally, the financial strength of our customers and suppliers and their ability to obtain and rely on credit financing may affect their ability to fulfill their obligations to us and have an adverse effect on our financial results.
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
The loss of one or more of our major customers, or the reduction, delay or cancellation of orders from such customers, due to economic conditions or other forces, could materially and adversely affect our business, operating results and financial condition. The contraction in demand from certain industries could impact our customer orders and have a negative impact on our operations over the foreseeable future. Additionally, if one or more of our customers were to become insolvent or otherwise unable to pay for the manufacturing services provided by us, our operating results and financial condition would be adversely affected.

We depend on a limited number of suppliers for certain components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and result in a significant change in our results of operations.
We are dependent on many suppliers, including sole source suppliers, to provide key components and raw materials used in manufacturing customers’ products. We have seen supply shortages in certain electronic components. In addition, our suppliers' facilities may also experience earthquakes, tsunamis and other natural disasters which may cause a shortage of components. This can result in longer lead times and the inability to meet our customers request for flexible production and extended shipment dates. If demand for components outpaces supply, capacity delays could affect future operations. Delays in deliveries from suppliers or the inability to obtain sufficient quantities of components and raw materials could cause delays or reductions in shipment of products to our customers which could adversely affect our operating results and damage customer relationships.
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
Our operations may be subject to certain risks.
We manufacture product in facilities located in Mexico, China and the United States. These operations may be subject to a number of risks, including:

•	difficulties in staffing, turnover and managing onshore and offshore operations;

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
Our future success depends in large part on the continued service of our key technical, marketing and management personnel and on our ability to continue to attract and retain qualified production employees. There can be no assurance that we will be successful in attracting and retaining such personnel, particularly in our manufacturing locales that may be experiencing high demand for similar key personnel. The loss of key employees could have a material adverse effect on our business, operating results and financial condition.
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
Refer to Notes 1 and 15 to the consolidated financial statements and critical accounting policies and estimates' in management’s discussion and analysis of financial condition and results of operations for further discussion regarding the impairment testing of goodwill and identifiable intangible assets.
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
We have manufacturing and sales operations located in the United States, Mexico, and China. The table below lists the locations and square footage of our operating facilities:

Location	Approx. Sq. Ft.	Type of Interest (Leased/Owned)	Description of Use
Spokane Valley, Washington	95,000	Leased	Sales, research, administration and manufacturing
Spokane Valley, Washington	36,000	Leased	Manufacturing
Oakdale, Minnesota	60,000	Leased	Manufacturing and warehouse
Louisville, Kentucky	4,000	Leased	Administration
Harrodsburg, Kentucky (1)	22,000	Owned	Manufacturing and warehouse
Corinth, Mississippi	350,000	Leased	Manufacturing and warehouse
Fayetteville, Arkansas	175,000	Leased	Manufacturing and warehouse
El Paso, Texas	80,000	Leased	Shipping and warehouse
Total USA	822,000
Juarez, Mexico	174,000	Owned	Manufacturing
Juarez, Mexico	60,000	Owned	Manufacturing and warehouse
Juarez, Mexico	66,000	Owned	Manufacturing and warehouse
Juarez, Mexico	115,000	Owned	Manufacturing and warehouse
Juarez, Mexico	103,000	Owned	Manufacturing and warehouse
Juarez, Mexico	193,000	Leased	Warehouse
Juarez, Mexico	66,000	Leased	Manufacturing
Juarez, Mexico	72,000	Leased	Manufacturing
Total Mexico	849,000
Shanghai, China	121,000	Leased	Manufacturing and warehouse
Shanghai, China	36,000	Leased	Manufacturing
Total China	157,000
Grand Total	1,828,000

(1)
During fiscal year 2016, we announced the closing of the Harrodsburg, Kentucky location which is expected to be completed by the first quarter of fiscal year 2017. We plan to list the facility for sale during fiscal year 2017.

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
Market Information
Our common stock is traded on the NASDAQ Global Market, formerly the NASDAQ National Market System under the symbol “KTCC.” Quarterly high and low sales prices for our common stock for fiscal years 2016 and 2015 were as follows:

	2016		2015
	High	Low	High	Low
First Quarter	$11.15	$9.75	$11.50	$9.90
Second Quarter	10.39	7.50	10.75	7.50
Third Quarter	8.47	6.09	10.75	7.85
Fourth Quarter	8.97	6.99	12.49	10.39
High and low stock prices are based on the daily sales prices reported by the NASDAQ Stock Market. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.
Holders and Dividends
As of July 2, 2016, we had 706 shareholders of common stock on record. As a result of our credit agreement with Wells Fargo Bank, N.A. we are restricted from declaring or paying dividends in cash or stock without the Bank’s prior written consent. We have not paid a cash dividend and do not anticipate payment of dividends in the foreseeable future.
Equity Compensation Plan Information
Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report, under the caption “Securities Authorized for Issuance under Equity Compensation Plans”, and that information is incorporated herein by reference.

Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock with the cumulative total return of the NASDAQ Stock Market (U.S. & Foreign) Index and the NASDAQ Electronic Components Index in fiscal 2016.

	7/2/2011	6/30/2012	6/29/2013	6/28/2014	6/27/2015	7/2/2016
Key Tronic Corporation	100.00	182.30	228.98	237.39	235.84	163.50
NASDAQ Composite	100.00	108.58	128.19	169.08	192.10	187.57
NASDAQ Electronic Components	100.00	97.46	109.01	152.85	161.74	170.59

Item 6:	SELECTED FINANCIAL DATA
The following selected data is derived from our audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes, and other information included in this report.
Financial Highlights
(In thousands, except for Supplemental Data and Per Share Amounts)

	Fiscal Year Ended
	July 2, 2016	June 27, 2015 (3)	June 28, 2014(3)	June 29, 2013	June 30, 2012
Consolidated Statements of Operations Data:
Net sales	$484,965	$433,997	$305,394	$361,033	$346,475
Gross profit	38,825	33,305	26,854	34,512	29,836
Gross margin percentage	8.0%	7.7%	8.8%	9.6%	8.6%
Operating income	10,416	6,653	9,304	18,126	14,351
Operating margin percentage	2.1%	1.5%	3.0%	5.0%	4.1%
Net income	6,533	4,304	7,613	12,583	11,626
Earnings per share – diluted	0.58	0.38	0.67	1.12	1.07
Consolidated Cash Flow Data:
Cash flows provided by (used in) operations	4,580	7,667	1,458	29,282	(5,066)
Capital expenditures	13,277	8,808	7,763	3,470	4,654
Consolidated Balance Sheet Data:
Net working capital (1)	97,349	98,318	71,049	73,827	76,236
Total assets	235,924	230,794	156,660	135,130	150,912
Long-term liabilities	46,232	43,237	848	3,030	19,050
Shareholders’ equity	105,582	100,768	103,645	94,160	78,608
Book value per share (2)	$9.84	$9.42	$9.83	$8.97	$7.50
Supplemental Data:
Number of shares outstanding at year-end	10,725,349	10,706,136	10,546,750	10,502,188	10,481,356
Number of employees at year-end	4,947	4,866	3,343	2,584	2,700
Approximate square footage of operational facilities	1,828,000	1,892,000	1,139,000	1,011,000	945,000

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
Executive Summary
We’re pleased with how our business rebounded from several unusual challenges in the first two quarters and finished with strong revenue and earnings growth for fiscal year 2016. The continued ramp of new programs and our investment in improving our operations to accommodate a more diversified customer base drove the overall improvement in fiscal 2016. At the same time, we won a number of new significant programs throughout the year, including new programs involving home automation, industrial metering, industrial lighting, consumer products, telecommunications and security equipment.
Net sales of $485.0 million for fiscal year 2016 increased by 11.7 percent as compared to net sales of $434.0 million in fiscal year 2015. The increase in net sales was primarily driven by an increase in revenue related to new program wins as well as the inclusion of Ayrshire for the entire fiscal year 2016, partially offset by a decrease in demand from a single longstanding customer. Moving into the first quarter of fiscal year 2017, we expect to see a slight decline in revenue due to the disengagement from a few small programs and our decision to disengage completely from a longstanding customer that adversely impacted our business throughout the year. For the first quarter of fiscal year 2017, the Company expects to report revenue in the range of $117 million to $122 million. Future results will depend on actual levels of customers’ orders, the timing of the start-up of production of new product programs and the potential impact of the macroeconomic uncertainty. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.
We continue to diversify our customer base by adding additional programs and customers. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, military supplies, computer accessories, medical, educational, irrigation, automotive, transportation management, robotics, RFID, power supply, off-road vehicle equipment, fitness equipment, HVAC controls, consumer products, home building products, material handling systems and lighting equipment.
Gross profit as a percent of net sales was 8.0 percent in fiscal year 2016 compared to 7.7 percent for the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily related to a decrease in material related costs partially offset by an increase in certain overhead costs. The level of gross margin is impacted by product mix, timing of the startup of new programs, facility utilization, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter and year to year.
Operating income as a percentage of net sales for fiscal year 2016 was 2.1 percent compared to 1.5 percent for fiscal year 2015. The increase in operating income as a percentage of net sales was primarily due to an increase in gross profit as discussed above.
Net income for fiscal year 2016 was $6.5 million or $0.58 per diluted share, as compared to net income of $4.3 million or $0.38 per diluted share for fiscal year 2015. The increase in net income for fiscal year 2016 as compared to fiscal year 2015 was primarily driven by an increase in net revenue and gross margin as described above.

We maintain a strong balance sheet with a current ratio of 2.2 and a debt to equity ratio of 0.42. Total cash provided by operating activities as defined on our cash flow statement was $4.6 million during fiscal year 2016. We maintain sufficient liquidity for our expected future operations. As of July 2, 2016, we had $18.1 million outstanding on our revolving line of credit with Wells Fargo Bank, N.A. As a result, $26.5 million remained available to borrow as of July 2, 2016. We believe cash flow from operations, our borrowing capacity, our accounts receivable sale program, and equipment financing should provide adequate capital for planned growth over the long term.
RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended July 2, 2016 with the Fiscal Year Ended June 27, 2015
The following table sets forth for the periods indicated certain items of the consolidated statements of income expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Fiscal Year Ended
	July 2, 2016	% of net sales	June 27, 2015	% of net sales	$ change	% point change
Net sales	$484,965	100.0%	$433,997	100.0%	$50,968	—
Cost of sales	446,140	92.0	400,692	92.3	45,448	(0.3)
Gross profit	38,825	8.0	33,305	7.7	5,520	0.3
Operating expenses:
Research, development and engineering	6,397	1.3	5,784	1.3	613	—
Selling, general and administrative	22,012	4.5	20,868	4.8	1,144	(0.3)
Total operating expenses	28,409	5.8	26,652	6.1	1,757	(0.3)
Operating income	10,416	2.1	6,653	1.5	3,763	0.6
Interest expense, net	2,265	0.4	1,353	0.3	912	0.1
Income before income taxes	8,151	1.7	5,300	1.2	2,851	0.5
Income tax provision	1,618	0.4	996	0.2	622	0.2
Net income	$6,533	1.3%	$4,304	1.0%	$2,229	0.3
Effective income tax rate	19.9%		18.8%
Net Sales
The increase in net sales of $51.0 million from prior year was primarily driven by new program wins and to a lesser degree an increase in demand from current customers and the inclusion of Ayrshire for a full year of operations.
The following table shows the revenue by industry sectors as a percentage of revenue for fiscal years 2016 and 2015:

	Fiscal Year Ended
	July 2, 2016	June 27, 2015
Industrial	39%	34%
Consumer	31	28
Communication	13	16
Gaming	7	6
Printers	6	6
Transportation	3	8
Computer and Peripheral	1	2
Total	100%	100%
We provide services to customers in a number of industries and produce a variety of products for our customers in each industry. Key Tronic does not target any particular industry, but rather seeks to find programs that strategically fit our vertical manufacturing capabilities. As we continue to diversify our customer base and win new customers, we will continue to see a change in the industry concentrations of our revenue.
Sales to foreign locations represented 28.3 percent and 30.4 percent of our total net sales in fiscal years 2016 and 2015, respectively.

Cost of Sales
Total cost of sales as a percentage of net sales was 92.0 percent and 92.3 percent in fiscal years 2016 and 2015, respectively.
Total cost of materials as a percentage of net sales was approximately 63.9 percent and 64.6 percent in fiscal years 2016 and 2015, respectively. The change from year-to-year is primarily a result of improved pricing of certain raw materials as well as a more favorable product mix.
Production and support costs as a percentage of net sales were 28.1 percent and 27.7 percent in fiscal years 2016 and 2015, respectively. The increase in fiscal year 2016 is primarily related to inefficiencies associated with ramping production of new products that resulted in higher than expected operating expenses during the first half of fiscal year 2016.
We provide a reserve for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage. We also consider our customers' ability to pay for inventory whether or not there is a lead-time assurance agreement for a specific program. The amounts charged to expense for these inventories were approximately $0.8 million and $0.5 million in fiscal years 2016 and 2015, respectively.
We provide warranties on certain products we sell and estimate warranty costs based on historical experience and anticipated product returns. Warranty expense is related to workmanship claims on keyboards and EMS products. The amounts charged to expense are determined based on an estimate of warranty exposure. The net warranty expense was approximately $95,000 and $115,000 in fiscal years 2016 and 2015, respectively.
Gross Profit
Gross profit as a percentage of net sales was 8.0 percent and 7.7 percent in fiscal years 2016, and 2015, respectively. The 0.3 percentage point increase in gross profit as a percentage of net sales during fiscal year 2016 as compared to fiscal year 2015 is primarily related to a 1.2 percentage point decrease in material related costs partially offset by a 0.9 percentage point increase in certain overhead costs.
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

We took early pay discounts to suppliers that totaled approximately $1.9 million and $1.5 million in fiscal years 2016 and 2015, respectively. Early pay discounts will fluctuate based on our liquidity and changes in the discounts and terms offered by our suppliers.
Research, Development and Engineering
Research, development and engineering expenses (RD&E) consists principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Total RD&E expenses were $6.4 million and $5.8 million in fiscal years 2016 and 2015, respectively. Total RD&E expenses as a percent of net sales were 1.3 percent in fiscal years 2016 and 2015, respectively.
Selling, General and Administrative
Selling, general and administrative expenses (SG&A) consist principally of salaries and benefits, advertising and marketing programs, sales commissions, travel expenses, provision for doubtful accounts, facilities costs, and professional services. Total SG&A expenses were $22.0 million and $20.9 million in fiscal years 2016 and 2015, respectively. Total SG&A expenses as a percent of net sales were 4.5 percent and 4.8 percent in fiscal years 2016 and 2015, respectively. This 0.3 percentage point decrease in SG&A as a percentage of net sales is primarily related to approximately $0.8 million of non-recurring closing costs associated with the Ayrshire acquisition incurred during fiscal year 2015.

Interest Expense
We had net interest expense of $2.3 million and $1.4 million in fiscal years 2016 and 2015, respectively. The increase in interest expense is primarily related to the inclusion of a full year of the term loan balance outstanding and an increase in the average balance outstanding on our line of credit which was primarily used to fund growth in operations.
Income Tax Provision
We had an income tax expense of $1.6 million during fiscal year 2016 as compared to an income tax expense of $1.0 million in fiscal year 2015. The income tax expense recognized during both fiscal years 2016 and 2015, was primarily a function of U.S., federal, state and foreign taxes recognized at the statutory rates offset by the net benefit associated with federal research and development tax credits and changes in potential foreign tax credits.
We continually review our requirements for liquidity domestically to fund current operations, revenue growth and to look for potential future acquisitions. We anticipate repatriating a portion of our unremitted foreign earnings. The estimated taxes and associated foreign tax credits are included in the income tax calculation. For further information on taxes please review footnote 6 of the “Notes to Consolidated Financial Statements.”
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

Foreign sales (based on shipping instructions) from our worldwide operations, including domestic exports, were $137.4 million and $132.1 million in fiscal years 2016 and 2015, respectively. Products and manufacturing services provided by our subsidiary operations are often shipped to customers directly by the parent company.

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
We provide a reserve for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage. We also consider our customers' ability to pay for inventory whether or not there is a lead-time assurance agreement for a specific program. The amounts charged to expense for these inventories were approximately $0.5 million and $0.3 million in fiscal years 2015 and 2014, respectively.
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

We continually review our requirements for liquidity domestically to fund current operations, revenue growth and to look for potential future acquisitions. We anticipate repatriating a portion of our unremitted foreign earnings. The estimated taxes and associated foreign tax credits are included in the income tax calculation. For further information on taxes please review footnote 6 of the “Notes to Consolidated Financial Statements.”
Capital Resources and Liquidity
Operating Cash Flow
Net cash provided by operating activities for fiscal year 2016 was $4.6 million compared to net cash provided by operating activities of $7.7 million and $1.5 million in fiscal years 2015 and 2014, respectively.
The $4.6 million of net cash provided by operating activities during fiscal year 2016 is primarily related to $6.5 million of net income, $6.2 million of depreciation and amortization and an $11.1 million decrease in accounts receivable offset by a $16.2 million increase in inventory and a $2.6 million decrease in accounts payable. The $7.7 million of net cash provided by operating activities during fiscal year 2015 was primarily due to $4.3 million of net income, $5.9 million of depreciation and amortization and an $18.0 million increase in accounts payable partially offset by a $14.7 million increase in inventory, a $2.1 million increase in accounts receivable and a $4.2 million increase in other assets. The $1.5 million of cash provided by operating activities during fiscal year 2014 was primarily due to $7.6 million of net income, $3.8 million of depreciation and amortization and a $6.1 million increase in accounts payable partially offset by a $10.5 million increase in inventory, a $2.7 million increase in accounts receivable and a $3.1 million increase in other assets.
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our Trade Accounts Receivable Purchase Program. During fiscal year 2016 and fiscal year 2015 we factored receivables of $78.0 million and $12.1 million, respectively, from accounts receivable sold to financial institutions, which are not included on our Consolidated Balance Sheets. We did not have our Trade Accounts Receivable Purchase Program during fiscal year 2014. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, negotiated supplier terms, and taking advantage of early pay discounts.
Investing Cash Flow
Cash flows used in investing activities were $5.7 million, $48.1 million, and $13.8 million in fiscal years 2016, 2015 and 2014, respectively. Our primary investing activity during fiscal year 2016 was the purchase of property and equipment. Our primary investing activities during fiscal years 2015 and 2014 were the acquisitions of Ayrshire and Sabre, respectively, as discussed in further detail in footnote 14 of the “Notes to Consolidated Financial Statements.”
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds and available borrowing capacities. During fiscal years 2016 and 2015 we received $13.3 million and $8.8 million of cash resulting from the sale and leaseback of equipment under operating leases, respectively. We did not enter into sale and leaseback transactions during fiscal year 2014.
Financing Cash Flow
On September 3, 2014, we entered into an amended credit agreement which provided the Company with a term loan in the amount of $35.0 million. As of July 2, 2016, our credit agreement with Wells Fargo Bank N.A. provided a revolving line of credit facility of up to $45 million, subject to availability.
Cash flows provided by financing activities were $1.7 million in fiscal year 2016 as compared to cash flows provided by financing activities of $35.0 million and $7.3 million in fiscal years 2015 and 2014, respectively. Our primary financing activities during fiscal year 2016 were repayments on our term loan of $5.0 million as well as borrowings and repayments under our revolving line of credit facility. Our primary financing activities during fiscal year 2015 were borrowings on our term loan of $31.3 million, net of repayments related to the Ayrshire acquisition, borrowings and repayments under our revolving line of credit facility and net repayments of $7.9 million related to the accounts receivable transfer program with Wells Fargo Bank N.A. Our primary financing activities in fiscal year 2014 were borrowings and repayments under our revolving line of credit facility, principal payments on our capital lease obligations and $7.9 million in cash as a result of our accounts receivable transfer program with Wells Fargo Bank N.A.

As of July 2, 2016, the Company had an outstanding balance on the line of credit of $18.1 million. We had availability to borrow an additional $26.5 million under the Wells Fargo line of credit and we were in compliance with our loan covenants. Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and fixed asset financing will be sufficient to meet our working and fixed capital requirements for the foreseeable future.
As of July 2, 2016, we had approximately $1.0 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company could be subject to additional income taxes payable in the U.S. The total amount of U.S. taxes required to be paid for the amount of foreign subsidiary cash on hand as of July 2, 2016 would approximate $100,000. The Company also has approximately $25.4 million of foreign earnings that have not been repatriated to the U.S. Of that amount, the Company estimates that $11.9 million is to be repatriated in the future, requiring U.S. taxes of $1.2 million that is currently accrued in our deferred tax liabilities. The remaining $13.5 million is considered to be permanently reinvested in Mexico and China. If these amounts were required to be repatriated it would create an additional $2.1 million in U.S. tax liability.
Contractual Obligations and Commitments
In the normal course of business, we enter into contracts which obligate us to make payments in the future. The table below sets forth our significant future obligations by fiscal year:
Payments Due by Fiscal Year (in thousands)

	Total	2017	2018	2019	2020	2021	Thereafter
Term loan (1)	$26,250	$5,000	$5,000	$5,000	$11,250	$—	$—
Wells Fargo Bank N.A. revolving loan (2)	$18,073	$—	$—	$—	$18,073	$—	$—
Operating leases (3)	$18,385	$7,666	$5,831	$2,805	$1,261	$732	$90
Purchase orders (4)

(1)
The terms of the Wells Fargo Bank N.A. term loan are discussed in the consolidated financial statements at Note 4, “Long-Term Debt.” Principal on the term loan is payable in equal quarterly installments of $1.25 million commencing on December 15, 2014 and continuing through June 15, 2019, with final installment of all remaining unpaid principal due on August 31, 2019.

(2)
The terms of the Wells Fargo Bank N.A. revolving loan are discussed in the consolidated financial statements at Note 4, “Long-Term Debt.” As of July 2, 2016, we were in compliance with our loan covenants. Breaching these covenants could have resulted in a material impact on our operations or financial condition and could impact our ability to borrow under this facility in the future.

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

(4)
As of July 2, 2016, we had open purchase order commitments for materials and other supplies of approximately $42.3 million. Included in the open purchase orders are various blanket orders for annual requirements. Actual needs under these blanket purchase orders fluctuate with our manufacturing levels and as such cannot be broken out between fiscal years. In addition, we have contracts with many of our customers that minimize our exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with our suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations.

In addition to the cash requirements presented above, we have various other accruals which are not included in the table above. For example, we owe our suppliers approximately $59.0 million for accounts payable and shipments in transit at the end of the fiscal year. We generally pay our suppliers in a range from 30 to 120 days depending on terms offered. These payments are financed by operating cash flows and our revolving line of credit.
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
Inactive, Obsolete, and Surplus Inventory Reserve
Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out (FIFO) method. We reserve for inventories that we deem inactive, obsolete or surplus. This reserve is calculated based upon the demand for the products that we produce. Demand is determined by expected sales, customer purchase orders, or customer forecasts. If expected sales do not materialize, then we would have inventory in excess of our reserves and would have to charge the excess against future earnings. In the case where we have purchased material based upon a customer’s forecast or purchase orders, we are usually covered by lead-time assurance agreements or purchase orders with each customer. These contracts state that the financial liability for material purchased within agreed upon lead-time and based upon the customer’s forecasts, lies with the customer. If we purchase material outside the lead-time assurance agreement and the customer’s forecasts do not materialize or if we have no lead-time assurance agreement for a specific program, we would have the financial liability and may have to charge inactive, obsolete or surplus inventory against earnings. We also reserve for inventory related to specific customers covered by lead-time assurance agreements when those customers are experiencing financial difficulties or reimbursement is not reasonably assured.
Allowance for Doubtful Accounts
We value our accounts receivable net of an allowance for doubtful accounts. As of July 2, 2016 and June 27, 2015, the allowance for doubtful accounts was approximately $0.1 million, respectively. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.
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
Income Taxes
Income tax expense includes U.S. and international income taxes and the provision for U.S. taxes on undistributed earnings of foreign subsidiaries not deemed to be permanently invested. We do not record U.S. tax liabilities on undistributed earnings of international subsidiaries that are deemed to be permanently reinvested. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. The deferred income taxes are classified as long-term assets or liabilities. The most significant areas involving management judgments include deferred income tax assets and liabilities, uncertain tax positions, and research and development tax credits. Our estimates of the realization of the deferred tax assets related to our tax credits are based upon our estimates of future taxable income which may change.

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
Derivatives and Hedging Activity
Derivatives are recognized on the balance sheet at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge). The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in “Accumulated Other Comprehensive Income,” until earnings are affected by the variability of cash flows. See Note 11 of the Company’s consolidated financial statements for additional information.
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility and term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility and term loan fluctuate with the Wells Fargo Bank N.A. prime rate and LIBOR rates. There was outstanding $18.1 million in borrowings under our revolving credit facility and $26.3 million outstanding on our term loan as of July 2, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loan.
Our only material interest rate risk is associated with our revolving credit facility and term loan. During the second quarter of fiscal year 2015, we entered into an interest rate swap contract with a notional amount of $25.0 million related to the borrowings outstanding under the term loan and revolving credit facility. As of July 2, 2016, the remaining notional amount of the interest rate swap contract was $20.5 million. Through the use of the interest rate swap, as described above, we fixed the basis on which we pay interest, thus eliminating much of our interest rate risk. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was $69.4 million of foreign currency forward contracts outstanding as of July 2, 2016. The fair value of these contracts was approximately $(11.0) million. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Key Tronic Corporation
Spokane Valley, Washington
We have audited the accompanying consolidated balance sheets of Key Tronic Corporation as of July 2, 2016 and June 27, 2015 and the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended July 2, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Tronic Corporation at July 2, 2016 and June 27, 2015, and the results of its operations and its cash flows for each of the three years in the period ended July 2, 2016, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Key Tronic Corporation's internal control over financial reporting as of July 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 9, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington
September 9, 2016

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 2, 2016	June 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,018	$372
Trade receivables, net of allowance for doubtful accounts of $135 and $97	61,678	72,852
Inventories, net	107,006	91,594
Other	11,757	13,646
Total current assets	181,459	178,464
Property, plant and equipment, net	27,925	26,974
Other assets:
Deferred income tax asset	8,982	6,723
Other	1,673	1,621
Goodwill	9,957	9,957
Other intangible assets, net	5,928	7,055
Total other assets	26,540	25,356
Total assets	$235,924	$230,794
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,967	$61,528
Accrued compensation and vacation	9,571	9,467
Current portion of debt	5,000	5,000
Other	10,572	10,794
Total current liabilities	84,110	86,789
Long-term liabilities:
Term loan	21,250	26,250
Revolving loan	18,073	11,631
Deferred income tax liability	—	501
Other long-term obligations	6,909	4,855
Total long-term liabilities	46,232	43,237
Total liabilities	130,342	130,026
Commitments and contingencies (Note 4 and 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,725 and 10,706 shares, respectively	45,227	44,136
Retained earnings	67,928	61,395
Accumulated other comprehensive loss	(7,573)	(4,763)
Total shareholders’ equity	105,582	100,768
Total liabilities and shareholders’ equity	$235,924	$230,794
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Net sales	$484,965	$433,997	$305,394
Cost of sales	446,140	400,692	278,540
Gross profit	38,825	33,305	26,854
Research, development and engineering expenses	6,397	5,784	5,586
Selling, general and administrative expenses	22,012	20,868	11,964
Total operating expenses	28,409	26,652	17,550
Operating income	10,416	6,653	9,304
Interest expense, net	2,265	1,353	81
Income before income taxes	8,151	5,300	9,223
Income tax provision	1,618	996	1,610
Net income	$6,533	$4,304	$7,613
Net income per share — Basic	$0.61	$0.41	$0.72
Weighted average shares outstanding — Basic	10,710	10,572	10,528
Net income per share — Diluted	$0.58	$0.38	$0.67
Weighted average shares outstanding — Diluted	11,278	11,286	11,358
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Comprehensive income (loss):
Net income	$6,533	$4,304	$7,613
Other comprehensive income (loss):
Unrealized (loss) gain on hedging instruments, net of tax	(2,810)	(7,166)	1,090
Comprehensive income (loss)	$3,723	$(2,862)	$8,703

Other comprehensive income (loss) for fiscal years 2016, 2015, and 2014 is reflected net of tax (benefit) provision of approximately $(1.4) million, $(3.7) million and $0.6 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Operating activities:
Net income	$6,533	$4,304	$7,613
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,162	5,910	3,829
Excess tax benefit from exercise of stock options	(402)	(50)	(73)
Provision for obsolete inventory	757	520	257
Provision for warranty	95	115	35
Provision for doubtful accounts	38	97	37
Loss on disposal of property, plant and equipment	—	70	12
Share-based compensation expense	764	732	659
Deferred income taxes	(1,313)	(1,517)	(687)
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	11,136	(2,080)	(2,686)
Inventories	(16,169)	(14,708)	(10,450)
Other assets	1,739	(4,249)	(3,145)
Accounts payable	(2,561)	17,999	6,059
Accrued compensation and vacation	104	(283)	149
Other liabilities	(2,303)	807	(151)
Cash provided by operating activities	4,580	7,667	1,458
Investing activities:
Payment for acquisition, net of cash acquired	—	(47,964)	(6,027)
Purchases of property and equipment	(13,277)	(8,808)	(7,763)
Proceeds from sale of property and equipment	7,612	8,641	—
Cash used in investing activities	(5,665)	(48,131)	(13,790)
Financing activities:
Payment of financing costs	(113)	(62)	(84)
Proceeds from issuance of long term debt	—	35,000	—
Repayments of long term debt and capital lease obligations	(5,000)	(3,750)	(576)
Borrowings under revolving credit agreement	197,568	137,987	8,212
Repayment of revolving credit agreement	(191,126)	(126,356)	(8,212)
Proceeds from accounts receivable transfer agreement	—	1,116	7,853
Payments towards accounts receivable transfer agreement	—	(8,969)	—
Excess tax benefit from exercise of stock options	402	50	73
Proceeds from exercise of stock options	—	17	50
Cash provided by financing activities	1,731	35,033	7,316
Net increase (decrease) in cash and cash equivalents	646	(5,431)	(5,016)
Cash and cash equivalents, beginning of period	372	5,803	10,819
Cash and cash equivalents, end of period	$1,018	$372	$5,803
Supplemental cash flow information:
Interest payments	$2,308	$1,221	$90
Income tax payments, net of refunds	$813	$3,274	$2,184
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, June 29, 2013	10,502	$43,369	$49,478	$1,313	$94,160
Net income	—	—	7,613	—	7,613
Unrealized gain on hedging instruments, net	—	—	—	1,090	1,090
Exercise of stock options	45	50	—	—	50
Share-based compensation	—	659	—	—	659
Excess tax benefit from share-based compensation	—	73	—	—	73
Balances, June 28, 2014	10,547	$44,151	$57,091	$2,403	$103,645
Net income	—	—	4,304	—	4,304
Unrealized loss on hedging instruments, net	—	—	—	(7,166)	(7,166)
Exercise of stock options	5	17	—	—	17
Exercise of stock appreciation rights	223	—	—	—	—
Shares withheld for taxes	(69)	(814)	—	—	(814)
Share-based compensation	—	732	—	—	732
Excess tax benefit from share-based compensation	—	50	—	—	50
Balances, June 27, 2015	10,706	$44,136	$61,395	$(4,763)	$100,768
Net income	—	—	6,533	—	6,533
Unrealized loss on hedging instruments, net	—	—	—	(2,810)	(2,810)
Exercise of stock appreciation rights	28	—	—	—	—
Shares withheld for taxes	(9)	(75)	—	—	(75)
Share-based compensation	—	764	—	—	764
Excess tax benefit from share-based compensation	—	402	—	—	402
Balances, July 2, 2016	10,725	$45,227	$67,928	$(7,573)	$105,582
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
Reclassifications
Certain prior period reclassifications were made to conform with the current period presentation. These reclassifications had no effect on reported income, comprehensive income (loss), cash flows, total assets, or shareholders' equity as previously reported.
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
Inventories
Inventories are stated at the lower of cost or market. Cost is determined principally using the first-in, first-out (FIFO) method. Customer orders are based upon forecasted quantities of product manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demands for products frequently change, sometimes creating excess and obsolete inventories. The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. We also reserve for inventory related to specific customers covered by lead-time assurance agreements when those customers are experiencing financial difficulties or reimbursement is not reasonably assured.
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
Impairment of Goodwill
The Company records intangible assets that are acquired individually or with a group of other assets in the financial statements at acquisition. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. The Company tests goodwill by first performing a qualitative analysis (“Step 0”) to determine if it is more likely than not that the fair value of the reporting unit is greater than its carrying value. If the Company determines that it is not more likely than not that the fair value of the reporting unit is greater than its carrying value, the Company calculates the fair value of the reporting unit and compares the fair value of the reporting unit to its carrying value (“Step 1”). If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step (“Step 2”) of the impairment test must be performed. In the second step, the Company compares the implied fair value of the goodwill, as defined by ASC 350, to the carrying amount to determine the impairment loss, if any.
The Company performed its annual qualitative Step 0 analysis as of April 3, 2016 and determined a Step 1 analysis was necessary due to market conditions. Based on the results of the Step 1 analysis, the Company concluded that the fair value of the reporting unit was greater than the carrying value of the reporting unit based on a methodology that utilized both an income approach and a market approach. We considered valuation factors including the Company's market capitalization, future discounted cash flows and an estimated control premium based upon a review of comparable market transactions. We will continue to monitor our market capitalization and impairment indicators.
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
Self-funded Insurance
The Company self-funds its domestic employee health plans. The Company contracts with a separate administrative service company to supervise and administer the programs and act as its representative. The Company reduces its risk under this self-funded platform by purchasing stop-loss insurance coverage for high dollar individual claims. In addition, if the aggregate annual claims amount to more than 125 percent of expected claims for the plan year this insurance will also pay those claims amounts exceeding that level.
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

Revenues and associated costs from engineering design, development services and tooling, which are performed under contract of short term durations, are recognized only after the completed performance of the service. Revenue from engineering design, development services and tooling represented approximately 1.7 percent, 2.5 percent and 3.4 percent of total revenue in fiscal years 2016, 2015, and 2014, respectively.
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at July 2, 2016 and June 27, 2015, reasonably approximate their fair value. As of July 2, 2016, the Company had an outstanding balance on the line of credit of $18.1 million and term loan of $26.3 million. The carrying value of debt approximates fair value. As of June 27, 2015, the Company had an outstanding balance on the line of credit of $11.6 million and term loan of $31.3 million.
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
Restructuring
Periodically the Company may consolidate excess facilities in order to maximize efficiencies and reduce its costs. In connection with these activities, we recognize restructuring charges for employee termination costs, exit costs and long-lived asset impairment when applicable.
The recognition of these restructuring charges require that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent our actual results differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.
Newly Adopted and Recent Accounting Pronouncements
In May 2014, Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. Companies have the option of using either a full or modified retrospective approach in applying this standard. The Company is in the process of assessing the impact of ASU 2014-09 on its consolidated financial statements.
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

In September 2015, the FASB issued Accounting Standards Update 2015-16 (ASU 2015-16), Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments of ASU 2015-16 did not have a significant impact on the Company’s consolidated financial statements.
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
In August 2016, the FASB issued Accounting Standards Update 2016-15 (ASU 2016-15), Classification of Certain Cash Receipts and Cash Payments. This update provides guidance on how to record eight specific cash flow issues. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and a retrospective transition method to each period should be presented. The Company is currently evaluating the effect of this update on its consolidated financial statements.
Fiscal Year
The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2016, 2015, and 2014, ended on July 2, 2016, June 27, 2015, and June 28, 2014, respectively. Fiscal year 2016 is a 53 week year whereas fiscal years 2015 and 2014 were 52 week years.

2. INVENTORIES
The components of inventories consist of the following (in thousands):

	July 2, 2016	June 27, 2015
Finished goods	$13,384	$8,019
Work-in-process	18,988	15,220
Raw materials and supplies	74,634	68,355
	$107,006	$91,594

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	Life	July 2, 2016	June 27, 2015
	(in years)	(in thousands)
Land	—	$2,940	$2,940
Buildings and improvements	3 to 30	23,737	23,134
Equipment	1 to 10	53,095	48,126
Furniture and fixtures	3 to 5	2,924	3,065
		82,696	77,265
Accumulated depreciation		(54,771)	(50,291)
		$27,925	$26,974

4. LONG-TERM DEBT
On September 3, 2014, the Company entered into an agreement with Wells Fargo Bank for a five-year term loan in the amount of $35.0 million which was used to acquire all of the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics). For further information on the acquisition of Ayrshire, see footnote 14 of the “Notes to Consolidated Financial Statements.” On August 6, 2015, the Company entered into a First Amendment to the amended and restated credit agreement extending the limit on our line of credit facility to $45.0 million as evidenced by the Second Replacement Revolving Note.
The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes of the Company and its subsidiaries. Borrowings under this revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 1.75%, LIBOR plus 2.0% or LIBOR plus 2.25% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The revolving line of credit is secured by substantially all of the assets of the Company and expires on August 31, 2019.
As of July 2, 2016, the Company had an outstanding balance under the credit facility of $18.1 million, $0.4 million in outstanding letters of credit and $26.5 million available for future borrowings. The interest rate on the outstanding line of credit balance was in the range of 2.45% - 3.50%. As of June 27, 2015, the Company had an outstanding balance under the credit facility of $11.6 million, $0.3 million in outstanding letters of credit and $18.0 million available for future borrowings. The interest rate on the outstanding line of credit balance was in the range of 2.28% - 3.25%.
The outstanding principal balance of the term loan bears interest at a fixed rate per annum of the daily one month LIBOR plus 1.75%, 2.00% or 2.25% depending on the ratio of the Company’s funded debt to EBITDA, except that the term loan bore interest at LIBOR plus 2.00% from September 3, 2014 through December 14, 2014 regardless of the Company’s cash flow leverage ratio. Principal on the term loan is payable in equal quarterly installments of $1.25 million commencing December 15, 2014 and continuing through June 15, 2019, with a final installment of all remaining unpaid principal due on August 31, 2019. The Company had an outstanding balance of $26.3 million under the term loan as of July 2, 2016. As of June 27, 2015, the Company had an outstanding balance of $31.3 million under the term loan.

Debt maturities as of July 2, 2016 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2017	$5,000
2018	5,000
2019	5,000
2020	29,323
2021	—
Thereafter	—
Total debt payments	$44,323
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
5. TRADE ACCOUNTS RECEIVABLE PURCHASE PROGRAMS
Sale Programs
On June 25, 2014, the Company entered into an Account Purchase Agreement with Wells Fargo Bank, N.A. ("WFB") which provides that the Company may sell and assign to WFB and WFB may purchase from Company the accounts receivable of certain Company customers in a maximum aggregate amount outstanding of $50.0 million. The initial term of the agreement is 36 months with successive 12 month renewal terms. On December 18, 2014, the Company modified the original Account Purchase Agreement with WFB to allow the Company to account for the factored receivables as a true-sale. On July 16, 2015, the Company modified the Account Purchase Agreement with WFB to decrease the maximum aggregate amount of receivables available to factor from $50.0 million to $20.0 million. The decrease in the aggregate amount available was due to a change in customer mix and to reduce fees related to the program. The Company also has an Account Purchase Agreement with Orbian Financial Services (“Orbian”) which allows the Company to factor receivables from specific customers as a true-sale. This agreement may be canceled by either party at any time.
Total accounts receivables sold during the twelve months ended July 2, 2016 and June 27, 2015 was approximately $78.0 million and $12.1 million, respectively. Accounts receivables sold and not yet collected was approximately $1.7 million and $0.9 million as of July 2, 2016 and June 27, 2015, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

6. INCOME TAXES
Income tax provision consists of the following:

	Fiscal Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(in thousands)
Current income tax provision:
United States	$1,014	$1,701	$1,220
Foreign	1,960	975	1,017
	2,974	2,676	2,237
Deferred income tax benefit:
United States	(1,285)	(1,486)	1,566
Foreign	(71)	(194)	(2,193)
	(1,356)	(1,680)	(627)
Total income tax provision	$1,618	$996	$1,610
The Company has gross tax credit carryforwards of approximately $7.9 million at July 2, 2016. Included in total tax credits carryforwards is approximately $7.1 million in research and development (R&D) tax credits.
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
Management has reviewed and updated as necessary estimates of future repatriations of the undistributed earnings of its foreign subsidiaries. Based on this analysis, management expects to repatriate a portion of the foreign undistributed earnings based on increased sales growth driving additional U.S. capital requirements, cash requirements for potential acquisitions and to potentially implement certain tax strategies. No foreign earnings were repatriated from either foreign subsidiary during fiscal 2016 or 2015. The Company currently estimates that future repatriations from foreign subsidiaries will approximate $11.9 million. As such, as earnings are recognized in the United States, the Company would be subject to U.S. federal and state income taxes and potential withholding taxes are estimated to be approximately $5.9 million. Both the domestic tax and estimated withholding tax have been recorded as part of deferred taxes as of July 2, 2016. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed asset purchases in foreign locations.
The Company has not provided for U.S. income taxes or foreign withholding taxes on approximately $13.5 million of earnings from foreign subsidiaries which are permanently reinvested outside the U.S. The unrecognized net tax provision, after netting U.S. federal and state income tax and any related foreign tax credits, would be approximately $2.1 million associated with these earnings.
In recent years, the Company’s wholly owned foreign subsidiary in Mexico has been subject to a Mexican business flat tax called Impuesto Empresarial a Tasa Unica (IETU). However, effective January 1, 2014, IETU was repealed as part of a larger reform of the Mexican tax system and the impact of the repeal was recognized as a discrete tax benefit of $1.5 million during the second quarter of fiscal year 2014. The Company is now subject to the general Mexican tax regime (ISR). The effects of IETU and ISR have been included in the effective tax rate for the year ended June 28, 2014.

The Company’s effective tax rate differs from the federal tax rate as follows:

	Fiscal Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(in thousands)
Federal income tax provision at statutory rates	$2,771	$1,802	$3,136
State income taxes, net of federal tax effect	250	133	—
Foreign tax rate differences	(442)	(80)	(439)
Effect of income tax credits	(1,254)	(1,085)	(202)
Effect of repatriation of foreign earnings, net	(161)	(80)	287
Other	454	124	330
Transaction costs	—	182	—
Effect of IETU repeal	—	—	(1,502)
Income tax provision	$1,618	$996	$1,610
The domestic and foreign components of income before income taxes were:

	Fiscal Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(in thousands)
Domestic	$2,228	$3,395	$4,687
Foreign	5,923	1,905	4,536
Income before income taxes	$8,151	$5,300	$9,223
Deferred income tax assets and liabilities consist of the following at:

	July 2, 2016	June 27, 2015
	(in thousands)
Deferred tax assets:
Tax credit carryforwards, net	$4,056	$2,843
Foreign subsidiaries - future tax credits	840	840
Inventory	508	559
Accruals	4,270	4,579
Mark-to-market adjustments	4,043	2,498
Other	86	138
Deferred income tax assets	$13,803	$11,457
Deferred tax liabilities:
Foreign subsidiaries – unremitted earnings	(2,098)	(2,258)
Fixed assets	(1,025)	(941)
Identifiable intangibles	(1,613)	(1,866)
Other	(85)	(170)
Deferred income tax liabilities	$(4,821)	$(5,235)
Net deferred income tax assets	$8,982	$6,222
Balance sheet caption reported in:
Long-term deferred income tax asset	$8,982	$6,723
Long-term deferred income tax liability	—	(501)
Net deferred income tax asset	$8,982	$6,222
As a result of retroactive application of ASU 2015-17 (Topic 740), Balance Sheet Classification of Deferred Taxes, we have reclassified our net current deferred tax assets and liabilities to net non-current deferred tax assets and liabilities in our Consolidated Balance Sheet as of July 2, 2016 and June 27, 2015.

Uncertain Tax Positions
The Company has R&D tax credits that approximate $7.1 million that have 20 year carryforwards before expiring. The Company’s R&D tax credits expire in various fiscal years from 2021 to 2035. The Company also has alternative minimum tax credits, which do not expire, approximating $726,000.
As of July 2, 2016, the Company had unrecognized tax benefits of $3.8 million related to its gross R&D tax credits. The unrecognized tax benefits relate to certain R&D tax credits generated from 1999 to 2015.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(in thousands)
Beginning Balance	$3,446	$3,072	$3,031
Additions based on tax positions related to the current year	314	374	41
Ending Balance	$3,760	$3,446	$3,072
The increase from the prior year is due to additional R&D credits that were recorded in 2016 as discussed above. Management does not anticipate any material changes to this amount during the next 12 months.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties in its income tax provision. The Company has not recognized any interest or penalties in the fiscal years presented in these financial statements. The Company is subject to income tax in the U.S. federal jurisdiction, various state jurisdictions, Mexico and China. Certain years remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions.
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

	Fiscal Year Ended (in thousands, except per share information)
	July 2, 2016	June 27, 2015	June 28, 2014
Net income	$6,533	$4,304	$7,613
Weighted average shares outstanding– basic	10,710	10,572	10,528
Effect of dilutive common stock awards	568	714	830
Weighted average shares outstanding – diluted	11,278	11,286	11,358
Earnings per share – basic	$0.61	$0.41	$0.72
Earnings per share – diluted	$0.58	$0.38	$0.67
Antidilutive SARs not included in diluted earnings per share	442	208	208

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
On July 29, 2015, the Company granted 248,166 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $10.26 and a grant date fair value of $3.65, as of July 2, 2016, 240,833 remain outstanding. The grant date fair value for the awards granted during fiscal year 2016 were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of July 29, 2015:

Fiscal Year 2016
July 29, 2015
Expected dividend yield	—%
Risk – free interest rate	1.39%
Expected volatility	43.66%
Expected life	4.00
On October 31, 2014, the Company granted 213,166 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $8.22 and a grant date fair value of $3.04, as of July 2, 2016, 205,833 remain outstanding. The grant date fair value for the awards granted during fiscal year 2016 were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of October 31, 2014:

Fiscal Year 2015
October 31, 2014
Expected dividend yield	—%
Risk – free interest rate	1.39%
Expected volatility	45.67%
Expected life	4.00
On July 31, 2013, the Company granted 213,166 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $11.34 and a grant date fair value of $4.67, as of July 2, 2016, 200,833 remain outstanding. The grant date fair value for the awards granted during fiscal year 2014 were estimated using the Black Scholes option valuation method with the following weighted average assumptions as July 31, 2013:

Fiscal Year 2014
July 31, 2013
Expected dividend yield	—%
Risk – free interest rate	1.16%
Expected volatility	52.12%
Expected life	4.00
Subsequent to July 2, 2016, the Company granted 242,500 SARs with a strike price of $8.18 and a grant date fair value of $2.42.
Share-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. Share-based compensation expense for fiscal years ended July 2, 2016, June 27, 2015 and June 28, 2014 was $0.8 million, $0.7 million and $0.7 million, respectively.
The Black-Scholes option valuation model is used by the Company for estimating the fair value of SARs. Option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. Changes in these assumptions can materially affect the fair value estimates.
The intrinsic value for stock options and SARs exercised in fiscal years 2016, 2015 and 2014 was $0.2 million, $1.9 million and $0.4 million, respectively.
As of July 2, 2016, total unrecognized compensation expense related to nonvested share-based compensation arrangements was approximately $0.9 million. This expense is expected to be recognized over a weighted-average period of 1.79 years.

The following table summarizes the Company’s SARs activity for all plans from June 27, 2015 through July 2, 2016:

	SARs Available For Grant	SARs Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balances, June 27, 2015	855,836	813,831	$2,312	$7.99	2.5
Shares authorized	—
SARs granted	(248,166)	248,166		10.26
SARs forfeited	26,999	(26,999)		9.48
SARs exercised	—	(63,333)	165	4.56
Balances, July 2, 2016	634,669	971,665	$339	$8.75	2.4
Exercisable at July 2, 2016		324,166	$339	$6.37	0.7
Additional information regarding SARs outstanding and exercisable as of July 2, 2016, is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs.)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$4.40 – $6.40	129,333	0.0	$4.77	129,333	$4.77
6.41 – 8.41	400,666	1.1	7.84	194,833	7.44
8.42 – 10.42	240,833	3.7	10.26	—	—
10.43 – 11.34	200,833	2.1	11.34	—	—
$4.40 to $11.34	971,665	2.4	$8.75	324,166	$6.37
The Company has defined contribution plans available to U.S. employees who have attained age 21. Company contributions to the plans were approximately $0.6 million, $0.6 million, and $0.6 million during fiscal years 2016, 2015 and 2014, respectively.
9. COMMITMENTS AND CONTINGENCIES
Leases: As of July 2, 2016 and June 27, 2015, the Company did not have any property and equipment financed under capital leases. The Company had equipment financed through capital leases with a net book value of $1.7 million during fiscal year 2014. The related depreciation expense was $0.3 million for fiscal year 2014. As of July 2, 2016, the Company has operating leases for certain equipment and production facilities, which expire at various dates during the next six years.
Future minimum payments under non-cancelable operating leases at July 2, 2016, are summarized as follows (in thousands):

Fiscal Years Ending	Operating Leases
2017	$7,666
2018	5,831
2019	2,805
2020	1,261
2021	732
Thereafter	90
Total minimum lease payments	$18,385
Rental expense under operating leases was approximately $6.6 million, $3.8 million, and $1.8 million during fiscal years 2016, 2015 and 2014, respectively.
Warranty Costs: The Company provides warranties on certain product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. As of July 2, 2016 and June 27, 2015, the reserve for warranty costs was approximately $30,000 and $115,000, respectively.

If actual return rates and/or repair and replacement costs differ significantly from estimates, adjustments to recognize additional cost of sales may be required in future periods. Warranty expense for fiscal years 2016, 2015 and 2014 was related to workmanship claims on keyboards and certain EMS products.
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
10. FAIR VALUE MEASUREMENTS
The Company has adopted ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and expands disclosures about fair value measurements. There are three levels of fair value hierarchy inputs used to value assets and liabilities which include: Level 1 – inputs are quoted market prices for identical assets or liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – inputs are unobservable inputs for the asset or liability. There have been no changes in the fair value methodologies used at July 2, 2016 and June 27, 2015.
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of July 2, 2016 and June 27, 2015 (in thousands):

	July 2, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$136	$—	$136
Financial Liabilities:
Interest rate swaps	$—	$(498)	$—	$(498)
Foreign currency forward contracts	$—	$(11,112)	$—	$(11,112)

	June 27, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Interest rate swaps	$—	$25	$—	$25
Financial Liabilities:
Interest rate swaps	$—	$(443)	$—	$(443)
Foreign currency forward contracts	$—	$(6,799)	$—	$(6,799)
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
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at July 2, 2016 and June 27, 2015 reasonably approximate their fair value. The Company’s long-term debt primarily consists of a revolving line of credit and a term loan. Borrowings under the revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in footnote 4.
As a result of the determinable market rate for our revolving credit and term debt it is classified within Level 2 of the fair value hierarchy. As of July 2, 2016, the discounted cash flows of the revolving line of credit and the term loan were estimated to be $18.1 million and $26.3 million, respectively, with carrying values that reasonably approximate their fair values. As of June 27, 2015, the discounted cash flows of the revolving line of credit and the term loan were estimated to be $11.6 million and $31.3 million, respectively, with carrying values that reasonably approximate their fair values.

11. DERIVATIVE FINANCIAL INSTRUMENTS
As of July 2, 2016, the Company had outstanding foreign currency forward contracts of $69.4 million. These contract maturity dates extend through June 2019. As of July 2, 2016, the net amount of unrealized loss expected to be reclassified into earnings within the next 12 months is approximately $3.3 million. During the fiscal year ended July 2, 2016, the Company entered into $25.9 million of foreign currency forward contracts and settled $21.5 million of such contracts. During the fiscal year ended June 27, 2015, the Company entered into $23.1 million of foreign currency forward contracts and settled $20.5 million of such contracts. During the fiscal year ended June 28, 2014, the Company entered into $15.2 million of foreign currency forward contracts and settled $22.5 million of such contracts.
On October 1, 2014, the Company entered into an interest rate swap contract with an effective date of September 1, 2015 and a termination date of September 3, 2019, with a notional amount of $25.0 million related to the borrowings outstanding under the term loan and line of credit. As of July 2, 2016 and June 27, 2015, the remaining notional balance of this swap was $20.5 million and $25.0 million, respectively. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counter party a fixed interest rate. The fixed interest rate for the contract is 1.97% that replaces the one month LIBOR rate component of our contractual interest to be paid to WFB as part of our debt facilities. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the term loan, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge.
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of July 2, 2016 and June 27, 2015 (in thousands):

		July 2, 2016	June 27, 2015
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other long-term assets	$136	$—
Foreign currency forward contracts	Other current liabilities	$(4,670)	$(2,517)
Foreign currency forward contracts	Other long-term liabilities	$(6,442)	$(4,282)
Interest rate swaps	Other long-term assets	$—	$25
Interest rate swaps	Other current liabilities	$(264)	$(271)
Interest rate swaps	Other long-term liabilities	$(234)	$(172)
The following table summarizes the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the fiscal year 2016 (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 27, 2015	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of July 2, 2016
Forward contracts	Cost of sales	$(4,487)	$(6,939)	$4,181	$(7,245)
Interest rate swap	Interest expense	(276)	(348)	296	(328)
Total		$(4,763)	$(7,287)	$4,477	$(7,573)
The following table summarizes the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the fiscal year 2015 (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 28, 2014	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of June 27, 2015
Forward contracts	Cost of sales	$2,403	$(7,208)	$318	$(4,487)
Interest rate swap	Interest expense	—	(276)	—	(276)
Total		$2,403	$(7,484)	$318	$(4,763)
The following table summarizes the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the fiscal year 2014 (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 29, 2013	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of June 28, 2014
Forward contracts	Cost of sales	$1,313	$1,915	$(825)	$2,403

As of July 2, 2016, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our line of credit and foreign currency risk resulting from our China operations. The Company does not currently manage these risk exposures by using derivative instruments.
12. ENTERPRISE-WIDE DISCLOSURES
Operating segments are defined in ASC Topic 280, Segment Reporting as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of July 2, 2016, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services as this is the only discrete financial information that is regularly reviewed by the chief operating decision maker. This segment provides integrated electronic and mechanical engineering, assembly, sourcing and procurement, logistics, and new product testing for our customers.
Products and Services
Of the revenues for the years ended July 2, 2016, June 27, 2015, and June 28, 2014, EMS sales and services were $483.3 million, $432.1 million and $303.1 million, respectively. Keyboard sales for the years ended July 2, 2016, June 27, 2015, and June 28, 2014 were $1.7 million, $1.9 million and $2.3 million, respectively.
Geographic Areas
Net sales and long-lived assets (property, plant, and equipment) by geographic area for the years ended and as of July 2, 2016, June 27, 2015 and June 28, 2014 are summarized in the following table. Net sales set forth below are based on the shipping destination. Long-lived assets information is based on the physical location of the asset.

	Fiscal Year Ended
	(in thousands)
	2016	2015	2014
Geographic net sales:
Domestic (U.S.)	$347,552	$301,891	$197,700
Foreign	137,413	132,106	107,694
Total	$484,965	$433,997	$305,394

Long-lived assets:
United States	$11,406	$8,969	$2,888
Mexico	15,756	17,156	19,577
China	763	849	1,131
Total	$27,925	$26,974	$23,596

Percentage of net sales made to customers located in the following countries:

	Fiscal Year Ended
	2016	2015	2014
United States	72%	70%	65%
Canada	7	10	16
Other foreign countries (a)	21	20	19
Total	100%	100%	100%
(a) No other individual foreign country accounted for 10% or more of the foreign sales in fiscal years 2016, 2015 or 2014.
Significant Customers
The percentage of net sales to and trade accounts receivables from significant customers were as follows:

	Percentage of Net Sales Fiscal Year			Percentage of Trade Accounts Receivable Fiscal Year
	2016	2015	2014	2016	2015
Customer A	18%	17%	20%	24%	18%
Customer B	*	*	15%	*	*
Customer C	*	*	15%	*	*
* Current customer amount represents less than 10%.
13. QUARTERLY FINANCIAL DATA (Unaudited)

	Fiscal Year Ended July 2, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$126,209	$116,403	$118,448	$123,905
Gross profit	8,919	9,110	9,955	10,841
Income before income taxes	1,247	1,882	2,137	2,885
Net income	817	1,787	1,783	2,146
Earnings per common share-basic	$0.08	$0.17	$0.17	$0.20
Earnings per common share-diluted	$0.07	$0.16	$0.16	$0.20
Weighted average shares outstanding
Basic	10,706	10,710	10,711	10,714
Diluted	11,391	11,418	11,068	10,966

	Fiscal Year Ended June 27, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$86,342	$114,311	$112,915	$120,429
Gross profit	4,238	9,239	9,436	10,392
(Loss) income before income taxes	(1,894)	2,113	2,234	2,847
Net (loss) income	(1,523)	1,626	1,861	2,340
(Loss) earnings per common share-basic	$(0.14)	$0.15	$0.18	$0.22
(Loss) earnings per common share-diluted	$(0.14)	$0.14	$0.16	$0.21
Weighted average shares outstanding
Basic	10,548	10,552	10,552	10,636
Diluted	10,548	11,471	11,556	11,414

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
During the fourth quarter of 2016, management approved a plan for the closure of the Harrodsburg, Kentucky facility in order to reduce costs and further improve operating efficiencies. Customer programs from this location will be transferred to other manufacturing facilities primarily in the United States. The Company expects to incur approximately $250,000 in costs related to the closure of this facility as well as transferring customer programs to other locations. The Harrodsburg, Kentucky facility is expected to be shut down by the end of the first quarter of fiscal year 2017.

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
It is impracticable to determine the revenue and net income related to the Ayrshire acquisition as certain customer programs have been transferred to the Company's Juarez facilities.
15. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company recorded goodwill in connection with the Ayrshire and Sabre acquisitions resulting primarily from the synergies that resulted from the Company’s acquisitions and the assembled workforce. The goodwill is not amortized for financial accounting purposes. The goodwill from the acquisitions is not deductible for tax purposes. As of July 2, 2016 and June 27, 2015, goodwill was recorded at $10.0 million.

The changes in the carrying value of goodwill are as follows (in thousands):

	July 2, 2016	June 27, 2015
Goodwill, beginning of period	$9,957	$1,740
Additions to goodwill during the period	—	8,217
Goodwill, end of period	$9,957	$9,957
The components of acquired intangible assets are as follows (in thousands):

	July 2, 2016
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Non-Compete Agreements	3 - 5	$568	$(343)	$225
Customer Relationships	10	4,803	(1,110)	3,693
Favorable Lease Agreements	4 - 7	2,941	(931)	2,010
Total		$8,312	$(2,384)	$5,928

	June 27, 2015
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Non-Compete Agreements	3 - 5	$568	$(204)	$364
Customer Relationships	10	4,803	(630)	4,173
Favorable Lease Agreements	4 - 7	2,941	(423)	2,518
Total		$8,312	$(1,257)	$7,055
Amortization expense related to intangible assets was approximately $1.1 million and $1.0 million for the years ended July 2, 2016 and June 27, 2015, respectively.
Aggregate amortization expense related to existing intangible assets by fiscal year is currently estimated to be as follows (in thousands):

Fiscal Years Ending	Amount
2017	$1,128
2018	1,073
2019	818
2020	783
2021	784
Thereafter	1,342
Total amortization expense	$5,928

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

Item 9A:	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our Company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of July 2, 2016, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of July 2, 2016. This assessment was based on the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of July 2, 2016, the Company’s internal control over financial reporting is effective based on that criteria.
The effectiveness of the Company's internal control over financial reporting as of July 2, 2016 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during our fourth fiscal quarter ended July 2, 2016 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Key Tronic Corporation
Spokane Valley, Washington
We have audited Key Tronic Corporation's internal control over financial reporting as of July 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Key Tronic Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A “Management's Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Key Tronic Corporation maintained, in all material respects, effective internal control over financial reporting as of July 2, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Key Tronic Corporation as of July 2, 2016 and June 27, 2015, and the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended July 2, 2016 and our report dated September 9, 2016, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Spokane, Washington
September 9, 2016

Item 9B:	OTHER INFORMATION
None
PART III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
Information on the nominees for election as Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2016 fiscal year.
Executive Officers of the Registrant
This information is included in a separate item captioned “Executive Officers of the Registrant” in Item 1 of Part 1 of this report pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
Compliance with Section 16(a) of the Exchange Act:
Incorporated by reference to Key Tronic Corporation’s 2016 Proxy Statement to Shareholders.
Code of Conduct
The Board of Directors has adopted a written Code of Conduct which applies to its directors and employees, including its executive officers. The Code of Conduct is available on the Company’s website at www.keytronic.com. The Company intends to disclose on its website any amendments to or waivers of the Code of Conduct.

Item 11:	EXECUTIVE COMPENSATION
Information appearing under the caption “Executive Compensation” in the Company’s 2016 Proxy Statement is incorporated herein by this reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of July 2, 2016.
EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	971,665	$8.75	634,669
Equity compensation plans not approved by security holders	—	$—	—
Total	971,665	$8.75	634,669

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

Information under the caption “Beneficial Ownership of Securities” in the Company’s 2016 Proxy Statement is incorporated herein by this reference.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the caption “Related Person Transactions”, “Compensation Committee Interlocks and Insider Participation”, and “Directors’ Independence” in the Company’s 2016 Proxy Statement is incorporated herein by this reference.

Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information appearing under the caption “Principal Accountant Fees and Services” in the Company’s 2016 Proxy Statement is incorporated herein by this reference.
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

10.29*
Amendment to Employment Contract of Craig D. Gates, dated May 10, 2012, and of Douglas G. Burkhardt dated May 10, 2012; incorporated by reference to the Exhibits to the Company’s Form 10-Q filed on May 14, 2012

10.30*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2013 and Fiscal Years 2013 – 2015 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 7, 2012

10.31*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2014 and Fiscal Years 2014 – 2016 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 6, 2013

10.32*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2015 and Fiscal Years 2015 – 2017 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 1, 2014

10.33
Summary of material terms and conditions of the Stock Purchase Agreement with CDR Manufacturing and Amended and Restated Credit Agreement with Wells Fargo Bank, N. A. incorporated by reference to the Company’s Form 8-K filed September 9, 2014

10.34*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2016 and Fiscal Years 2016 – 2018 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 30, 2015

10.35
First Amendment to Amended and Restated Credit Agreement and Second Replacement Revolving Line of Credit Note with Wells Fargo Bank, National Association, incorporated by reference to the Company's Form 8-K filed August 11, 2015

10.36*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2017 and Fiscal Years 2017 – 2019 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 29, 2016

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

SCHEDULE II
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED JULY 2, 2016, JUNE 27, 2015, AND JUNE 28, 2014

	Fiscal Year Ended
	2016	2015	2014
	(in thousands)
Allowance for Obsolete Inventory
Balance at beginning of year	$417	$332	$381
Provisions	757	520	257
Dispositions	(61)	(435)	(306)
Balance at end of year	$1,113	$417	$332
Allowance for Doubtful Accounts
Balance at beginning of year	$97	$—	$40
Provisions	38	97	37
Write-offs	—	—	(77)
Balance at end of year	$135	$97	$—

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 9, 2016

KEY TRONIC CORPORATION

By:	/s/ Craig D. Gates
Craig D. Gates, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Craig D. Gates	September 9, 2016
Craig D. Gates	Date
Director and President and Chief Executive Officer (Principal Executive Officer)

/s/ Brett R. Larsen	September 9, 2016
Brett R. Larsen	Date
Executive Vice President of Administration, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Ronald F. Klawitter	September 9, 2016
Ronald F. Klawitter, Director	Date

/s/ James R. Bean	September 9, 2016
James R. Bean, Director	Date

/s/ Yacov A. Shamash	September 9, 2016
Yacov A. Shamash, Director	Date

/s/ Patrick Sweeney	September 9, 2016
Patrick Sweeney, Director and Chairman of the Board	Date