Form 10-Q
period 2016-10-01
KEY TRONIC CORP
filed 2016-11-10
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED OCTOBER 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2016, 10,758,238 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” “KeyTronicEMS” and “KeyTronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	October 1, 2016	July 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$275	$1,018
Trade receivables, net of allowance for doubtful accounts of $127 and $135	64,793	61,678
Inventories	100,205	107,006
Other	12,438	11,757
Total current assets	177,711	181,459
Property, plant and equipment, net	29,456	27,925
Other assets:
Deferred income tax asset	9,975	8,982
Goodwill	9,957	9,957
Other intangible assets, net	5,646	5,928
Other	1,541	1,673
Total other assets	27,119	26,540
Total assets	$234,286	$235,924
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,068	$58,967
Accrued compensation and vacation	7,369	9,571
Current portion of debt	5,000	5,000
Other	12,134	10,572
Total current liabilities	77,571	84,110
Long-term liabilities:
Term loan	20,000	21,250
Revolving loan	22,996	18,073
Other long-term obligations	7,256	6,909
Total long-term liabilities	50,252	46,232
Total liabilities	127,823	130,342
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,756 and 10,725 shares, respectively	45,316	45,227
Retained earnings	69,720	67,928
Accumulated other comprehensive loss	(8,573)	(7,573)
Total shareholders’ equity	106,463	105,582
Total liabilities and shareholders’ equity	$234,286	$235,924
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	October 1, 2016	September 26, 2015
Net sales	$117,135	$126,209
Cost of sales	107,426	117,290
Gross profit	9,709	8,919
Research, development and engineering expenses	1,584	1,556
Selling, general and administrative expenses	5,335	5,583
Total operating expenses	6,919	7,139
Operating income	2,790	1,780
Interest expense, net	589	533
Income before income taxes	2,201	1,247
Income tax provision	409	430
Net income	$1,792	$817
Net income per share — Basic	$0.17	$0.08
Weighted average shares outstanding — Basic	10,748	10,706
Net income per share — Diluted	$0.16	$0.07
Weighted average shares outstanding — Diluted	10,922	11,391
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	October 1, 2016	September 26, 2015
Comprehensive income (loss):
Net income	$1,792	$817
Other comprehensive income (loss):
Unrealized loss on hedging instruments, net of tax	(1,000)	(2,980)
Comprehensive income (loss)	$792	$(2,163)
Other comprehensive income (loss) for the three months ended October 1, 2016 and September 26, 2015 is reflected net of tax benefit of approximately $(0.5) million and $(1.5) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Three Months Ended
	October 1, 2016	September 26, 2015
Operating activities:
Net income	$1,792	$817
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,619	1,516
Excess tax benefit from share-based compensation	—	(325)
Provision for obsolete inventory	55	405
Provision for (recovery of) warranty	2	(22)
Recovery of doubtful accounts	(8)	(4)
Loss on disposal of assets	71	—
Share-based compensation expense	197	189
Deferred income taxes	(477)	(1,127)
Changes in operating assets and liabilities:
Trade receivables	(3,107)	(905)
Inventories	6,746	(9,611)
Other assets	(733)	(1,904)
Accounts payable	(5,899)	13,429
Accrued compensation and vacation	(2,202)	(2,011)
Other liabilities	527	847
Cash (used in) provided by operating activities	(1,417)	1,294
Investing activities:
Purchase of property and equipment	(2,956)	(3,512)
Proceeds from sale of fixed assets	93	2,439
Cash used in investing activities	(2,863)	(1,073)
Financing activities:
Payment of financing costs	(28)	(28)
Repayments of long term debt	(1,250)	(1,250)
Borrowings under revolving credit agreement	40,832	50,721
Repayments of revolving credit agreement	(35,909)	(50,221)
Excess tax benefit from share-based compensation	—	325
Tax withholding from exercise of share-based compensation	(108)	—
Cash provided by (used in) financing activities	3,537	(453)
Net decrease in cash and cash equivalents	(743)	(232)
Cash and cash equivalents, beginning of period	1,018	372
Cash and cash equivalents, end of period	$275	$140
Supplemental cash flow information:
Interest payments	$569	$491
Income tax payments, net of refunds	$330	$552
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, July 2, 2016	10,725	$45,227	$67,928	$(7,573)	$105,582
Net income	—	—	1,792	—	1,792
Unrealized loss on hedging instruments, net	—	—	—	(1,000)	(1,000)
Exercise of stock appreciation rights	43	—	—	—	—
Shares withheld for taxes	(12)	(108)	—	—	(108)
Share-based compensation	—	197	—	—	197
Balances, October 1, 2016	10,756	$45,316	$69,720	$(8,573)	$106,463
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016.
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three months ended October 1, 2016 and September 26, 2015 were 13 week periods, respectively. Fiscal year 2017 will end on July 1, 2017, which is a 52 week year. Fiscal year 2016 which ended on July 2, 2016, was a 53 week year.

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
The Company’s foreign currency forward contracts and interest rate swap potentially expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by seeking high quality counterparties. The Company’s counterparties to the foreign currency forward contracts and interest rate swap are major banking institutions. These institutions do not require collateral for the contracts, and the Company believes that the risk of the counterparties failing to meet their contractual obligations is remote. The Company does not enter into derivative instruments for trading or speculative purposes.

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
Impairment of Goodwill and Other Intangible Assets
The Company records intangible assets that are acquired individually or with a group of other assets in the financial statements at acquisition. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. The Company’s annual goodwill impairment analysis is performed as of the first day of the fourth quarter. The Company’s acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable.
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
In July 2015, the FASB issued final guidance that simplifies the subsequent measurement of inventory for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method. For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only one measure, its net realizable value, and not the three measures required by the existing guidance. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance should not change how entities initially measure the cost of inventory. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this update on its consolidated financial statements.

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
In March 2016, the FASB issued Accounting Standards Update 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier adoption permitted. The Company prospectively adopted this ASU during the first quarter of fiscal year 2017. As a result, excess tax benefits are recorded in income tax expense instead of a component of shareholders’ equity and excess tax benefits are no longer broken out on the consolidated statement of cash flows beginning in fiscal year 2017.
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

3.	Inventories
The components of inventories consist of the following (in thousands):

	October 1, 2016	July 2, 2016
Finished goods	$13,811	$13,384
Work-in-process	16,760	18,988
Raw materials and supplies	69,634	74,634
	$100,205	$107,006

4.	Long-Term Debt
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
As of October 1, 2016, the Company had an outstanding balance under the credit facility of $23.0 million, $0.4 million in outstanding letters of credit and $21.6 million available for future borrowings. The interest rate on the outstanding line of credit balance was in the range of 2.53% - 3.50%. As of July 2, 2016, the Company had an outstanding balance under the credit facility of $18.1 million, $0.4 million in outstanding letters of credit and $26.5 million available for future borrowings. The interest rate on the outstanding line of credit balance was in the range of 2.45% - 3.50%.

The outstanding principal balance of the term loan bears interest at a fixed rate per annum of the daily one month LIBOR plus 1.75%, 2.00% or 2.25% depending on the ratio of the Company’s funded debt to EBITDA, except that the term loan bore interest at LIBOR plus 2.00% from September 3, 2014 through December 14, 2014 regardless of the Company’s cash flow leverage ratio. Principal on the term loan is payable in equal quarterly installments of $1.25 million which commenced on December 15, 2014 and will continue through June 15, 2019, with a final installment of all remaining unpaid principal due on August 31, 2019. The Company had an outstanding balance of $25.0 million under the term loan as of October 1, 2016. As of July 2, 2016, the Company had an outstanding balance of $26.3 million under the term loan.
Debt maturities as of October 1, 2016 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2017 (1)	$3,750
2018	5,000
2019	5,000
2020	34,246
Total	$47,996
(1) Represents scheduled payments for the remaining nine-month period ending July 1, 2017.
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

5.	Trade Accounts Receivable Purchase Programs
Sale Programs
The Company utilizes an Account Purchase Agreement with Wells Fargo Bank, N.A. (“WFB”) which allows the Company to sell and assign to WFB and WFB may purchase from the Company the accounts receivable of certain Company customers in a maximum aggregate amount outstanding of $20.0 million. The initial term of the agreement is set to mature in June 2017 and there are successive 12 month renewal periods available. The Company also has an Account Purchase Agreement with Orbian Financial Services (“Orbian”). This agreement may be cancelled at any time by either party.
Total accounts receivables sold during the three months ended October 1, 2016 and September 26, 2015 was approximately $17.4 million and $13.6 million, respectively. Accounts receivables sold and not yet collected were $1.4 million and $1.7 million as of October 1, 2016 and July 2, 2016, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

6.	Income Taxes
The Company expects to repatriate a portion of its foreign earnings based on increased net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $12.0 million of foreign earnings in the future. As such, these earnings would be recognized in the United States, and the Company would be subject to U.S. federal income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax of expected repatriation of foreign earnings have been recorded as part of deferred taxes as of October 1, 2016. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
The Company has available approximately $7.1 million of gross federal research and development tax credits as of October 1, 2016. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of October 1, 2016, the Company has recorded $3.8 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $3.3 million.

7.	Earnings Per Share
The following tables present a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except per share information)
	October 1, 2016	September 26, 2015
Net income	$1,792	$817
Weighted average shares outstanding—basic	10,748	10,706
Effect of dilutive common stock awards	174	685
Weighted average shares outstanding—diluted	10,922	11,391
Net income per share—basic	$0.17	$0.08
Net income per share—diluted	$0.16	$0.07
Antidilutive SARs not included in diluted earnings per share	890	208
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
The grant date fair value for the awards granted below were estimated using the Black Scholes option valuation method:

	July 26, 2016	July 29, 2015
SARs Granted	242,500	248,166
Strike Price	$8.18	$10.26
Fair Value	$2.42	$3.65
Total share-based compensation expense recognized during the three months ended October 1, 2016 and September 26, 2015 was approximately $197,000 and $189,000, respectively. As of October 1, 2016, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $1.3 million. This expense is expected to be recognized over a weighted average period of 2.11 years.
SARs exercised during the three months ended October 1, 2016 and September 26, 2015 were 102,000 and 3,333, respectively. There was approximately $342,000 of intrinsic value for SARs exercised during the three months ended October 1, 2016 compared to an immaterial amount during the three months ended September 26, 2015.

9.	Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.

Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $38,000 and $30,000 as of October 1, 2016 and July 2, 2016, respectively.

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
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of October 1, 2016 and July 2, 2016 (in thousands):

	October 1, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Financial Liabilities:
Interest rate swap	$—	$(376)	$—	$(376)
Foreign currency forward contracts	$—	$(12,614)	$—	$(12,614)

	July 2, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$136	$—	$136
Financial Liabilities:
Interest rate swap	$—	$(498)	$—	$(498)
Foreign currency forward contracts	$—	$(11,112)	$—	$(11,112)

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
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at October 1, 2016 and July 2, 2016, reasonably approximate their fair value. The Company’s long-term debt primarily consists of a revolving line of credit and a term loan. Borrowings under the revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in footnote 4.
As a result of the determinable market rate for our revolving credit and term loan debt, they are classified within Level 2 of the fair value hierarchy. The discounted cash flow of the revolving line of credit is estimated to be $23.0 million and $18.1 million as of October 1, 2016 and July 2, 2016, respectively, with a carrying value that reasonably approximates the fair value. The discounted cash flow of the term loan is estimated to be $25.0 million as of October 1, 2016 and $26.3 million as of July 2, 2016, respectively, with a carrying value that reasonably approximates the fair value.

11. Derivative Financial Instruments
As of October 1, 2016, the Company had outstanding foreign currency forward contracts with a total notional amount of $64.2 million. The maturity dates for these contracts extend through June 2019. For the three months ended October 1, 2016, the Company did not enter into any foreign currency forward contracts and settled $5.2 million of such contracts. During the same period of the previous year, the Company entered into $12.0 million of foreign currency forward contracts and settled $5.4 million of such contracts.
On October 1, 2014, the Company entered into an interest rate swap contract with an effective date of September 1, 2015 and a termination date of September 3, 2019, with a notional amount of $25.0 million related to the borrowings outstanding under the term loan. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counter party a fixed interest rate. The fixed interest rate for the contract is 1.97% that replaces the one month LIBOR rate component of our contractual interest to be paid to WFB as part of our term loan. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the term loan, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge.
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of October 1, 2016 and July 2, 2016 (in thousands):

		October 1, 2016	July 2, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other long-term assets	$—	$136
Foreign currency forward contracts	Other current liabilities	$(5,707)	$(4,670)
Foreign currency forward contracts	Other long-term liabilities	$(6,907)	$(6,442)
Interest rate swap	Other current liabilities	$(215)	$(264)
Interest rate swap	Other long-term liabilities	$(161)	$(234)

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended October 1, 2016 and September 26, 2015, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 2, 2016	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of October 1, 2016
Forward contracts	Cost of sales	$(7,245)	$(2,189)	$1,109	$(8,325)
Interest rate swap	Interest expense	(328)	(1)	81	(248)
Total		$(7,573)	$(2,190)	$1,190	$(8,573)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 27, 2015	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of September 26, 2015
Forward contracts	Cost of sales	$(4,487)	$(2,165)	$(684)	$(7,336)
Interest rate swap	Interest expense	(276)	(131)	—	(407)
Total		$(4,763)	$(2,296)	$(684)	$(7,743)
As of October 1, 2016, the net amount of unrealized loss expected to be reclassified into earnings within the next 12 months is approximately $3.9 million. As of October 1, 2016, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

12.	Goodwill and Other Intangible Assets
The Company recorded goodwill in connection with the Ayrshire and Sabre acquisitions resulting primarily from the synergies that resulted from the Company’s acquisitions and the assembled workforce. The goodwill from the acquisitions is not deductible for tax purposes.
During the three months ended October 1, 2016 and September 26, 2015, no impairment was recognized. Goodwill was recorded at $10.0 million as of October 1, 2016 and July 2, 2016.
The components of acquired intangible assets are as follows (in thousands):

	October 1, 2016
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(378)	$190
Customer Relationships	10	4,803	(1,230)	3,573
Favorable Lease Agreements	4 - 7	2,941	(1,058)	1,883
Total		$8,312	$(2,666)	$5,646

	July 2, 2016
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(343)	$225
Customer Relationships	10	4,803	(1,110)	3,693
Favorable Lease Agreements	4 - 7	2,941	(931)	2,010
Total		$8,312	$(2,384)	$5,928
Amortization expense was approximately $282,000 for both the three months ended October 1, 2016 and September 26, 2015.
Aggregate amortization expense relative to existing intangible assets by fiscal year is currently estimated to be as follows (in thousands):

Fiscal Years Ending	Amount
2017 (1)	$846
2018	1,073
2019	818
2020	783
2021	784
Thereafter	1,342
Total amortization expense	$5,646
(1) Represents estimated amortization for the remaining nine-month period ending July 1, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
KeyTronicEMS is a leader in electronic manufacturing services (EMS) and solutions to original equipment manufacturers of a broad range of products including consumer products, communications, medical, defense, automotive, electronics, educational, gaming, industrial and computer markets. We provide engineering services, worldwide procurement and distribution, materials management, world-class manufacturing and assembly services, in-house testing, and unparalleled customer service. Our combined capabilities and vertical integration are proving to be a desirable offering to our expanded customer base.
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
Acquisitions
On September 3, 2014, we completed the acquisition of all the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics), which added five locations (four in North America and one in Mexico). This acquisition expanded our printed circuit board assembly capacity, total revenue, and added to and diversified our customer base with the addition of many new multi-national companies. Subsequent to the acquisition, the Reynosa, Mexico operations were transferred to the Company’s existing Juarez, Mexico facilities. During the fourth quarter of fiscal year 2016, we approved a plan to close the Harrodsburg, Kentucky facility in order to improve operating efficiencies. The closure of the facility occurred shortly after the end of the first quarter of 2017 and the remaining programs from the Kentucky facility have been transferred to other facilities.
Executive Summary
During the first quarter of fiscal year 2017, we saw a slight slowdown in demand from a few customers. However, new programs continue to ramp and we are excited about our customer diversification and future prospects. We saw year-over-year improvements in margins as we continue to replace the high risk revenue that was associated with the longstanding customer discussed in previous quarters. The longstanding customer is no longer included in any sales forecasts. We continue to see a robust pipeline of potential new business and won three new significant programs during the first quarter involving transportation logistics equipment, medical and personal safety products. We are also encouraged by the strong prospects for new business involving our USA plants that we acquired in the Ayrshire acquisition. In coming periods we expect to see revenue growth in our USA plants as we complete their integration in the latter half of fiscal 2017. We plan to continue to invest in expanding our SMT, sheet metal and plastic molding capabilities while continuing to decrease our inventory levels to be more in line with revenues.
The concentration of our top three customers’ net sales decreased to 35.1 percent of total sales in the first quarter of fiscal year 2017 from 36.5 percent in the same period of the prior fiscal year.

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
Gross profit as a percent of net sales was 8.3 percent for the first quarter of fiscal year 2017 as compared to 7.1 percent for the same quarter of the prior fiscal year. The increase in gross profit as a percentage of net sales was due to a decrease in certain material related costs in the current period which were partially offset by an increase in overhead costs as a percentage of net sales due to lower net sales. The prior year period was also negatively impacted by a single longstanding customer that requested a significant and immediate increase in production volumes for a new program at the start of the quarter and then later abruptly cancelled those orders.
Operating income as a percentage of net sales was 2.4 percent for the first quarter of fiscal year 2017 as compared to 1.4 percent for the first quarter of the prior fiscal year. The increase in operating income as a percentage of net sales was primarily due to an increase in gross margin as discussed above.
Net income for the first quarter of fiscal year 2017 was $1.8 million or $0.16 per share, as compared to net income of $0.8 million or $0.07 per share for the first quarter of fiscal year 2016. The increase in net income for the first quarter of fiscal year 2017 as compared to the same period in fiscal year 2016 was primarily due to the increase in gross margin as discussed above.
Our pipeline of potential new business is also increasingly robust, involving programs with greater long-term revenue potential and higher quantity requirements. Our increased competitiveness in the EMS marketplace is being driven by the growing recognition of the advantages of Mexico-based production for North America consumption, opportunities presented by the acquisition of Ayrshire, as well as by the growing number of opportunities where we can capitalize on the continued expansion of our sheet metal fabrication capabilities in concert with our plastic molding, printed circuit, and product assembly capabilities. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and achieve long-term growth.
For the second quarter of fiscal year 2017, the Company expects to report revenue in the range of $115 million to $120 million, and earnings in the range of $0.13 to $0.18 per diluted share. These expected results assume an effective tax rate of 25%. Future results will depend on actual levels of customers’ orders and the timing of the startup of production of new product programs.
We maintain a strong balance sheet with a current ratio of 2.3 and a debt to equity ratio of 0.5 as of October 1, 2016. Total cash used in operating activities as defined on our cash flow statement was $1.4 million for the three months ended October 1, 2016 as we did not utilize our Accounts Purchase Agreements to the same extent we did during the three months ended July 2, 2016. We maintain sufficient liquidity for our expected future operations and had $23.0 million in borrowings on our $45.0 million revolving line of credit with Wells Fargo Bank, N.A. of which $21.6 million remained available at October 1, 2016. We believe cash flows generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.

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
Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended July 2, 2016, for further details.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended October 1, 2016 with the Three Months Ended September 26, 2015
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended October 1, 2016 as compared to the three months ended September 26, 2015. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	October 1, 2016	% of net sales	September 26, 2015	% of net sales	$ change	% point change
Net sales	$117,135	100.0%	$126,209	100.0%	$(9,074)	—%
Cost of sales	107,426	91.7%	117,290	92.9%	(9,864)	(1.2)%
Gross profit	9,709	8.3%	8,919	7.1%	790	1.2%
Research, development and engineering	1,584	1.4%	1,556	1.2%	28	0.2%
Selling, general and administrative	5,335	4.6%	5,583	4.4%	(248)	0.2%
Total operating expenses	6,919	6.0%	7,139	5.6%	(220)	0.4%
Operating income	2,790	2.4%	1,780	1.4%	1,010	1.0%
Interest expense, net	589	0.5%	533	0.4%	56	0.1%
Income before income taxes	2,201	1.9%	1,247	1.0%	954	0.9%
Income tax provision	409	0.4%	430	0.4%	(21)	—%
Net income	$1,792	1.5%	$817	0.6%	$975	0.9%
Effective income tax rate	18.6%		34.5%
Net Sales
Net sales of $117.1 million for the first quarter of fiscal year 2017 decreased by 7.2 percent as compared to net sales of $126.2 million for the first quarter of fiscal year 2016.
The $9.1 million decrease in net sales from the prior year period was driven by a decrease in net sales from the previously mentioned longstanding customer which was partially offset by an increase in demand from current customer programs as well as an increase in net sales from new programs.
Gross Profit
Gross profit as a percentage of net sales for the three months ended October 1, 2016 was 8.3 percent compared to 7.1 percent for the three months ended September 26, 2015. This 1.2 percentage point increase was due to a decrease in material related costs partially offset by an increase in certain overhead costs as a percentage of net sales due to lower net sales. The prior year period was also negatively impacted by a single longstanding customer that requested a significant and immediate increase in production volumes for a new program at the start of the quarter and then later abruptly cancelled those orders. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $55,000 and $405,000 for obsolete inventory during the three months ended October 1, 2016 and September 26, 2015, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated net realizable value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $1.6 million during both the three months ended October 1, 2016 and the three months ended September 26, 2015, respectively. Total RD&E expenses as a percent of net sales were 1.4 percent and 1.2 percent during the three months ended October 1, 2016 and September 26, 2015, respectively. This 0.2 percent increase in RD&E as a percentage of net sales is due to a decrease in net sales for the three months ended October 1, 2016.
Total selling, general and administrative (SG&A) expenses were $5.3 million during the three months ended October 1, 2016 compared to $5.6 million during the three months ended September 26, 2015. Total SG&A expenses as a percentage of net sales were 4.6 percent during the three months ended October 1, 2016 compared to 4.4 percent during the three months ended September 26, 2015. This 0.2 percent increase as a percentage of net sales is primarily attributable to a decrease in net sales during three months ended October 1, 2016.
Interest
Interest expense increased to $589,000 during the three months ended October 1, 2016 from $533,000 during the three months ended September 26, 2015. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit that was primarily used to fund capital expenditures in our facilities.
Income Taxes
The effective tax rate for the three months ended October 1, 2016 was 18.6 percent compared to 34.5 percent for the same period in fiscal year 2016. The decrease is primarily attributable to federal research and development tax credits which were not available during the first quarter of fiscal year 2016 as well as the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting during the first quarter of fiscal year 2017.
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
BACKLOG
On October 1, 2016, we had an order backlog of approximately $130.0 million. This compares with a backlog of approximately $108.2 million on September 26, 2015. The increase in backlog at October 1, 2016, when compared to September 26, 2015, reflects an increase in demand as well as new programs. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.

CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash used in operating activities for the three months ended October 1, 2016 was $1.4 million, compared to net cash provided by operating activities of $1.3 million during the same period of the prior fiscal year.
The $1.4 million of net cash used in operating activities for the three months ended October 1, 2016 is primarily related to a $3.1 million increase in accounts receivable, a $5.9 million decrease in accounts payable and a $2.2 million decrease in accrued compensation partially offset by $1.8 million of net income for the period adjusted for $1.6 million of depreciation and amortization and a $6.7 million decrease in inventory. This compares to $1.3 million of cash flows provided by operating activities during the three months ended September 26, 2015, which resulted primarily from net income of $0.8 million adjusted for $1.5 million of depreciation and amortization and a $13.4 million increase in accounts payable, partially offset by a $9.6 million increase in inventory and a $2.0 million decrease in accrued compensation and vacation.
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall net sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our trade accounts receivable purchase programs. During the three months ended October 1, 2016 and September 26, 2015, we factored accounts receivable of $17.4 million and $13.6 million, respectively, which were removed from our Consolidated Balance Sheets. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms.
Investing Cash Flow
Cash used in investing activities was $2.9 million during the three months ended October 1, 2016 as compared to $1.1 million during the three months ended September 26, 2015. Our primary investing activity during the three months ended October 1, 2016 was purchasing equipment to support increased production levels for new programs. Our primary investing activity during the three months ended September 26, 2015 was the purchase of equipment to support increased production levels for new programs as well as the sale and leaseback of equipment.
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility. During the three months ended October 1, 2016, we did not enter into any sales and leaseback transactions. During the same period of the prior year we received $2.4 million of cash from a sale and leaseback transaction.
Financing Cash Flow
Cash provided by financing activities was $3.5 million during the three months ended October 1, 2016 as compared to cash used in financing activities of $0.5 million in the same period of the previous fiscal year. Our primary financing activities during the three months ended October 1, 2016 and the three months ended September 26, 2015 was repayment on our term loan of $1.3 million as well as borrowings and repayments under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $45.0 million, subject to availability.
As of October 1, 2016, we were in compliance with our loan covenants and approximately $21.6 million was available under the revolving line of credit facility. As of September 26, 2015, approximately $18.1 million was available under the revolving line of credit facility.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of October 1, 2016, we had approximately $0.3 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company could be subject to additional income taxes payable in the U.S. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of October 1, 2016 would approximate $30,000. We have accrued for expected future repatriation of foreign earnings as discussed in footnote 6 of the “Notes to Consolidated Financial Statements.”
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended July 2, 2016. There have been no material changes in contractual obligations outside the ordinary course of business since July 2, 2016.

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
Our quarterly operating results have varied in the past and may vary in the future due to a variety of factors, including adverse changes in the U.S. and global macroeconomic environment, volatility in overall demand for our customers’ products, success of customers’ programs, timing of new programs, new product introductions or technological advances by us, our customers and our competitors, and changes in pricing policies by us, our customers, our suppliers, and our competitors. Our customer base is diverse in the markets they serve, however, decreases in demand could affect future quarterly results. Additionally, our customers could be impacted by the illiquidity of the credit markets which could directly impact our operating results.
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
Adverse economic conditions and uncertainty in the global economy such as unstable global financial and credit markets, inflation and recession can negatively impact our business. Unfavorable economic conditions could affect the demand for our customers’ products by triggering a reduction in orders as well as a decline in forecasts which could adversely affect our net sales in future periods. Additionally, the financial strength of our customers and suppliers and their ability to obtain and rely on credit financing may affect their ability to fulfill their obligations to us and have an adverse effect on our financial results.
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
We are dependent on many suppliers, including sole source suppliers, to provide key components and raw materials used in manufacturing customers’ products. We have seen supply shortages in certain electronic components. In addition, our suppliers’ facilities may also experience earthquakes, tsunamis and other natural disasters which may cause a shortage of components. This can result in longer lead times and the inability to meet our customers request for flexible production and extended shipment dates. If demand for components outpaces supply, capacity delays could affect future operations. Delays in deliveries from suppliers or the inability to obtain sufficient quantities of components and raw materials could cause delays or reductions in shipment of products to our customers which could adversely affect our operating results and damage customer relationships.
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility and term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility and term loan fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. There was outstanding $23.0 million in borrowings under our revolving credit facility and $25.0 million outstanding on our term loan as of October 1, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loan.
During the second quarter of fiscal year 2015, we entered into an interest rate swap contract with a notional amount of $25.0 million related to the borrowings outstanding under the term loan. As of October 1, 2016, the remaining notional amount of the interest rate swap contract was $19.0 million. Our only material interest rate risk is associated with our revolving credit facility and term loan. Through the use of the interest rate swap, as described above, we fixed the basis on which we pay interest, thus eliminating much of our interest rate risk. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $64.2 million of foreign currency forward contracts as of October 1, 2016. The fair value of these contracts was $(12.6) million. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of October 1, 2016, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended October 1, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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
There are no material changes to the risk factors set forth in Part I Item 1A in the Company’s Annual Report on Form 10-K for the year ended July 2, 2016.

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	November 10, 2016
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brett R. Larsen
Brett R. Larsen	Date:	November 10, 2016
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)