Form 10-Q
period 2016-12-31
KEY TRONIC CORP
filed 2017-02-09
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED DECEMBER 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 27, 2017, 10,759,680 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” “KeyTronicEMS” and “KeyTronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	December 31, 2016	July 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,280	$1,018
Trade receivables, net of allowance for doubtful accounts of $134 and $135	66,444	61,678
Inventories	98,106	107,006
Other	10,892	11,757
Total current assets	176,722	181,459
Property, plant and equipment, net	29,938	27,925
Other assets:
Deferred income tax asset	11,050	8,982
Goodwill	9,957	9,957
Other intangible assets, net	5,364	5,928
Other	1,471	1,673
Total other assets	27,842	26,540
Total assets	$234,502	$235,924
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,178	$58,967
Accrued compensation and vacation	7,695	9,571
Current portion of debt	5,841	5,000
Other	14,292	10,572
Total current liabilities	79,006	84,110
Long-term liabilities:
Term loans	21,693	21,250
Revolving loan	18,930	18,073
Other long-term obligations	7,998	6,909
Total long-term liabilities	48,621	46,232
Total liabilities	127,627	130,342
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,758 and 10,725 shares, respectively	45,466	45,227
Retained earnings	71,248	67,928
Accumulated other comprehensive loss	(9,839)	(7,573)
Total shareholders’ equity	106,875	105,582
Total liabilities and shareholders’ equity	$234,502	$235,924
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Net sales	$118,517	$116,403	$235,652	$242,612
Cost of sales	108,905	107,293	216,331	224,583
Gross profit	9,612	9,110	19,321	18,029
Research, development and engineering expenses	1,603	1,506	3,187	3,062
Selling, general and administrative expenses	5,462	5,201	10,797	10,784
Total operating expenses	7,065	6,707	13,984	13,846
Operating income	2,547	2,403	5,337	4,183
Interest expense, net	552	521	1,141	1,054
Income before income taxes	1,995	1,882	4,196	3,129
Income tax provision	467	95	876	525
Net income	$1,528	$1,787	$3,320	$2,604
Net income per share — Basic	$0.14	$0.17	$0.31	$0.24
Weighted average shares outstanding — Basic	10,758	10,710	10,753	10,708
Net income per share — Diluted	$0.14	$0.16	$0.30	$0.23
Weighted average shares outstanding — Diluted	10,968	11,418	10,919	11,279
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Comprehensive income:
Net income	$1,528	$1,787	$3,320	$2,604
Other comprehensive income:
Unrealized (loss) gain on hedging instruments, net of tax	(1,266)	687	(2,266)	(2,293)
Comprehensive income	$262	$2,474	$1,054	$311
Other comprehensive income for the three months ended December 31, 2016 and December 26, 2015, is reflected net of tax (benefit) provision of approximately $(0.7) million and $0.4 million, respectively. Other comprehensive income for the six months ended December 31, 2016 and December 26, 2015, is reflected net of tax benefit of approximately $(1.2) million for both periods.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Six Months Ended
	December 31, 2016	December 26, 2015
Operating activities:
Net income	$3,320	$2,604
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,430	3,034
Excess tax benefit from share-based compensation	—	(402)
Provision for obsolete inventory	306	515
Provision for warranty	63	40
Recovery of doubtful accounts	(1)	(19)
Loss on disposal of assets	109	—
Share-based compensation expense	355	426
Deferred income taxes	(900)	(2,227)
Changes in operating assets and liabilities:
Trade receivables	(4,765)	12,031
Inventories	8,594	(6,830)
Other assets	836	(756)
Accounts payable	(7,789)	(4,689)
Accrued compensation and vacation	(1,876)	(2,085)
Other liabilities	1,448	1,665
Cash provided by operating activities	3,130	3,307
Investing activities:
Purchase of property and equipment	(4,936)	(7,544)
Proceeds from sale of fixed assets	101	6,183
Cash used in investing activities	(4,835)	(1,361)
Financing activities:
Payment of financing costs	(193)	(56)
Proceeds from issuance of long term debt	3,919	—
Repayments of long term debt	(2,500)	(2,500)
Borrowings under revolving credit agreement	79,260	101,397
Repayments of revolving credit agreement	(78,403)	(100,368)
Excess tax benefit from share-based compensation	—	402
Tax withholding from exercise of share-based compensation	(116)	—
Cash provided by (used in) financing activities	1,967	(1,125)
Net increase cash and cash equivalents	262	821
Cash and cash equivalents, beginning of period	1,018	372
Cash and cash equivalents, end of period	$1,280	$1,193
Supplemental cash flow information:
Interest payments	$1,127	$1,032
Income tax payments, net of refunds	$418	$836
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, July 2, 2016	10,725	$45,227	$67,928	$(7,573)	$105,582
Net income	—	—	3,320	—	3,320
Unrealized loss on hedging instruments, net	—	—	—	(2,266)	(2,266)
Exercise of stock appreciation rights	46	—	—	—	—
Shares withheld for taxes	(13)	(116)	—	—	(116)
Share-based compensation	—	355	—	—	355
Balances, December 31, 2016	10,758	$45,466	$71,248	$(9,839)	$106,875
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three and six month periods ended December 31, 2016 and December 26, 2015 were 13 and 26 week periods, respectively. Fiscal year 2017 will end on July 1, 2017, which is a 52 week year. Fiscal year 2016 which ended on July 2, 2016, was a 53 week year.

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
Derivative Instruments and Hedging Activities
The Company has entered into foreign currency forward contracts, foreign currency swaps and an interest rate swap which are accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI) and is reclassified into earnings in the same period in which the underlying hedged transaction affects earnings. The derivative’s effectiveness represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.
The Company uses derivatives to manage the variability of foreign currency fluctuations of expenses in our Mexico facilities and interest rate risk associated with certain borrowings under the Company’s term loan arrangement. The foreign currency forward contracts, foreign currency swaps and interest rate swap have terms that are matched to the underlying transactions being hedged. As a result, these transactions fully offset the hedged risk and no ineffectiveness has been recorded.
The Company’s foreign currency forward contracts, foreign currency swaps and interest rate swap potentially expose the Company to credit risk to the extent the counterparty may be unable to meet the terms of the agreement. The Company minimizes such risk by seeking high quality counterparty. The Company’s counterparty to the foreign currency forward contracts, foreign currency swaps and interest rate swap are major banking institutions. These institutions do not require collateral for the contracts, and the Company believes that the risk of the counterparty failing to meet their contractual obligations is remote. The Company does not enter into derivative instruments for trading or speculative purposes.

Income Taxes
We compute our interim income tax provision through the use of an estimated annual effective tax rate (ETR) applied to year-to-date operating results and specific events that are discretely recognized as they occur. In determining the estimated annual ETR, we analyze various factors, including projections of our annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual ETR. Refer to Note 6 for further discussions.
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.
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
In July 2015, the FASB issued final guidance that simplifies the subsequent measurement of inventory for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method. For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only one measure, its net realizable value, and not the three measures required by the existing guidance. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance should not change how entities initially measure the cost of inventory. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance during the current quarter and it had no impact on our financial statements.

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
In August 2016, the FASB issued Accounting Standards Update 2016-15 (ASU 2016-15), Classification of Certain Cash Receipts and Cash Payments. This update provides guidance on how to record eight specific cash flow issues. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and a retrospective transition method to each period should be presented. The Company early adopted this guidance during the current quarter and it had no impact on our condensed consolidated financial statements.

3.	Inventories
The components of inventories consist of the following (in thousands):

	December 31, 2016	July 2, 2016
Finished goods	$13,005	$13,384
Work-in-process	17,609	18,988
Raw materials and supplies	67,492	74,634
	$98,106	$107,006

4.	Long-Term Debt
On September 3, 2014, the Company entered into a five-year term loan in the amount of $35.0 million used to acquire all of the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics). The term loan requires quarterly payments of $1.25 million through June 15, 2019 with a final payment of the remaining outstanding balance on August 31, 2019. The Company had an outstanding balance of $23.8 million and $26.3 million under the term loan as of December 31, 2016 and July 2, 2016, respectively.
On August 6, 2015, the Company entered into a First Amendment to the amended and restated credit agreement extending the limit on our line of credit facility to $45.0 million as evidenced by the Second Replacement Revolving Note. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes. The line of credit is secured by substantially all of the assets of the Company and matures on August 31, 2019 at which time all outstanding balances are payable. As of December 31, 2016, the Company had an outstanding balance under the credit facility of $18.9 million, $0.4 million in outstanding letters of credit and $25.7 million available for future borrowings. As of July 2, 2016, the Company had an outstanding balance under the credit facility of $18.1 million, $0.4 million in outstanding letters of credit and $26.5 million available for future borrowings.
On December 28, 2016, the Company entered into an equipment term loan agreement in the amount of $3.9 million in order to further invest in production equipment. The equipment term loan is collateralized by production equipment. Under this loan agreement, equal quarterly payments of approximately $0.2 million will commence on March 31, 2017 and will continue through the maturity of the equipment term loan on June 30, 2021. The Company has available an additional $2.1 million which can be borrowed in the future under this agreement.

Borrowings under the revolving line of credit, term loan and equipment term loan bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 1.75%, LIBOR plus 2.00%, or LIBOR plus 2.25% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The interest rates on outstanding debt as of December 31, 2016 range from 2.66% - 3.75% compared to 2.45% - 3.50% as of July 2, 2016.
Debt maturities as of December 31, 2016 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2017 (1)	$2,935
2018	5,871
2019	5,871
2020	31,051
2021	871
Total debt	$46,599
Unamortized debt issuance costs	$(135)
Long-term debt, net of debt issuance costs	$46,464
(1) Represents scheduled payments for the remaining six-month period ending July 1, 2017.
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

5.	Trade Accounts Receivable Purchase Programs
Sale Programs
The Company utilizes an Account Purchase Agreement with Wells Fargo Bank, N.A. (“WFB”) which allows the Company to sell and assign to WFB and WFB may purchase from the Company the accounts receivable of certain Company customers in a maximum aggregate amount outstanding of $20.0 million. The initial term of the agreement is set to mature in June 2017 and there are successive 12 month renewal periods available. The Company also has an Account Purchase Agreement with Orbian Financial Services (“Orbian”). This agreement allows the Company to sell accounts receivable of certain customers to Orbian and the agreement may be cancelled at any time by either party.
Total accounts receivables sold during the six months ended December 31, 2016 and December 26, 2015 was approximately $38.9 million and $34.8 million, respectively. Accounts receivables sold and not yet collected were $2.0 million and $1.7 million as of December 31, 2016 and July 2, 2016, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

6.	Income Taxes
The Company expects to repatriate a portion of its foreign earnings based on increased net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $14.2 million of foreign earnings in the future. As such, these earnings would be recognized in the United States, and the Company would be subject to U.S. federal income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax of expected repatriation of foreign earnings have been recorded as part of deferred taxes as of December 31, 2016. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
During the second quarter of fiscal year 2017, the Company signed a unilateral advance pricing agreement (APA) with the Large Taxpayer Division of Mexico’s Servicio de Administración Tributaria (SAT) under an elective framework that has been agreed to by the U.S. and Mexican authorities. The APA is part of a larger program affecting hundreds of U.S. companies with maquiladora operations in Mexico. The general impact of the APA is to increase margins between the maquiladora and U.S. parent company, shifting profits to Mexico from the U.S.

As a result of the APA, the Company anticipates that it will have an increased tax liability in Mexico of approximately $0.4 million related to the calendar years 2014-2016. However, the increased costs to the U.S. will result in a reduced tax liability of approximately $0.4 million in the U.S. during fiscal year 2017. The overall net impact of the APA is therefore estimated to not be material to the Company’s consolidated financial results. The estimated increased liabilities in Mexico and related offsetting tax benefit in the U.S. have been recorded during the second quarter of fiscal year 2017. Currently, the Company anticipates that the APA will be finalized late in the third quarter of fiscal year 2017.
Further, the resulting impact of the APA resulted in approximately $1.8 million of additional earnings being recognized in Mexico. The Company is currently reevaluating its repatriation assumptions but at this time, it is assumed that the amounts previously deemed permanently reinvested in Mexico may be sufficient to sustain future capital needs and growth in Mexico. As such, the entire $1.8 million is expected to be repatriated in the future.
The Company has available approximately $7.1 million of gross federal research and development tax credits as of December 31, 2016. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of December 31, 2016, the Company has recorded $3.8 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $3.3 million.

7.	Earnings Per Share
The following tables present a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except per share information)
	December 31, 2016	December 26, 2015
Net income	$1,528	$1,787
Weighted average shares outstanding—basic	10,758	10,710
Effect of dilutive common stock awards	210	708
Weighted average shares outstanding—diluted	10,968	11,418
Net income per share—basic	$0.14	$0.17
Net income per share—diluted	$0.14	$0.16
Antidilutive SARs not included in diluted earnings per share	892	456

	Six Months Ended
	(in thousands, except per share information)
	December 31, 2016	December 26, 2015
Net income	$3,320	$2,604
Weighted average shares outstanding—basic	10,753	10,708
Effect of dilutive common stock awards	166	571
Weighted average shares outstanding—diluted	10,919	11,279
Earnings per share—basic	$0.31	$0.24
Earnings per share—diluted	$0.30	$0.23
Antidilutive SARs not included in diluted earnings per share	892	456

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
The grant date fair value for the awards granted below were estimated using the Black Scholes option valuation method:

	October 28, 2016	July 26, 2016	July 29, 2015
SARs Granted	10,000	242,500	248,166
Strike Price	$8.04	$8.18	$10.26
Fair Value	$2.30	$2.42	$3.65
Total share-based compensation expense recognized during the three months ended December 31, 2016 and December 26, 2015 was approximately $158,000 and $237,000, respectively. Total share-based compensation expense recognized during the six months ended December 31, 2016 and December 26, 2015 was approximately $355,000 and $426,000, respectively. As of December 31, 2016, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $1.1 million. This expense is expected to be recognized over a weighted average period of 1.92 years.
SARs exercised during the three months ended December 31, 2016 and December 26, 2015 were 15,000 and 10,000, respectively, with an immaterial amount of intrinsic value. SARs exercised during the six months ended December 31, 2016 and December 26, 2015 were 117,000 and 13,333, respectively. There was approximately $367,000 of intrinsic value for SARs exercised during the six months ended December 31, 2016, compared to an immaterial amount during the six months ended December 26, 2015.

9.	Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. During the second quarter of fiscal year 2017, the Company commenced the arbitration process with a former customer and certain vendors related to amounts we believe should be reimbursed by this former customer based on the terms of the manufacturing agreement. A range for possible outcomes cannot be determined at this time. The Company has not accrued for any potential loss related to this claim and legal costs are being expensed as incurred. The ultimate disposition of these matters could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $50,000 and $30,000 as of December 31, 2016 and July 2, 2016, respectively.

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
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of December 31, 2016 and July 2, 2016 (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Financial Liabilities:
Interest rate swap	$—	$(208)	$—	$(208)
Foreign currency forward contracts & swaps	$—	$(14,699)	$—	$(14,699)

	July 2, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts & swaps	$—	$136	$—	$136
Financial Liabilities:
Interest rate swap	$—	$(498)	$—	$(498)
Foreign currency forward contracts & swaps	$—	$(11,112)	$—	$(11,112)

The Company currently has forward contracts and swaps to hedge known future cash outflows for expenses denominated in the Mexican peso and an interest rate swap to mitigate risk associated with certain borrowings under the Company’s debt arrangement. These contracts are measured on a recurring basis based on the foreign currency spot rates and forward rates quoted by banks or foreign currency dealers. These contracts are marked to market using level 2 input criteria every period with the unrealized gain or loss, net of tax, reported as a component of shareholders’ equity in accumulated other comprehensive loss, as they qualify for hedge accounting.
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at December 31, 2016 and July 2, 2016, reasonably approximate their fair value. The Company’s long-term debt primarily consists of a revolving line of credit, a term loan and an equipment term loan. Borrowings under the revolving line of credit bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in footnote 4.
As a result of the determinable market rate for our revolving line of credit, term loan and equipment term loan, they are classified within Level 2 of the fair value hierarchy. The discounted cash flow of the revolving line of credit is estimated to be $18.9 million and $18.1 million as of December 31, 2016 and July 2, 2016, respectively, with a carrying value that reasonably approximates the fair value. The discounted cash flow of the term loan is estimated to be $23.8 million as of December 31, 2016 and $26.3 million as of July 2, 2016, respectively, with a carrying value that reasonably approximates the fair value. The discounted cash flow of the equipment term loan is estimated to be $3.9 million as of December 31, 2016, with a carrying value that reasonably approximates the fair value. As of July 2, 2016, the Company did not have a balance under the equipment term loan.

11. Derivative Financial Instruments
As of December 31, 2016, the Company had outstanding foreign currency forward contracts and swaps with a total notional amount of $65.9 million. The maturity dates for these contracts and swaps extend through September 2019. For the three months ended December 31, 2016, the Company entered into foreign currency forward contracts of $6.7 million and settled $5.0 million of such contracts. During the same period of the previous year, the Company did not enter into any foreign currency forward contracts and settled $5.2 million of such contracts.
For the six months ended December 31, 2016, the Company entered into foreign currency forward contracts of $6.7 million and settled $10.2 million of such contracts. During the same period of the previous year, the Company entered into foreign currency forward contracts of $12.0 million and settled $10.6 million of such contracts.
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
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2016 and July 2, 2016 (in thousands):

		December 31, 2016	July 2, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts & swaps	Other long-term assets	$—	$136
Foreign currency forward contracts & swaps	Other current liabilities	$(7,045)	$(4,670)
Foreign currency forward contracts & swaps	Other long-term liabilities	$(7,654)	$(6,442)
Interest rate swap	Other current liabilities	$(161)	$(264)
Interest rate swap	Other long-term liabilities	$(47)	$(234)

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended December 31, 2016 and December 26, 2015, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of October 1, 2016	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 31, 2016
Forward contracts & swaps	Cost of sales	$(8,325)	$(2,717)	$1,341	$(9,701)
Interest rate swap	Interest expense	(248)	42	68	(138)
Total		$(8,573)	$(2,675)	$1,409	$(9,839)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of September 26, 2015	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 26, 2015
Forward contracts & swaps	Cost of sales	$(7,336)	$(357)	$924	$(6,769)
Interest rate swap	Interest expense	(407)	5	115	(287)
Total		$(7,743)	$(352)	$1,039	$(7,056)

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the six months ended December 31, 2016 and December 26, 2015, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 2, 2016	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 31, 2016
Forward contracts & swaps	Cost of sales	$(7,245)	$(4,906)	$2,450	$(9,701)
Interest rate swap	Interest expense	(328)	41	149	(138)
Total		$(7,573)	$(4,865)	$2,599	$(9,839)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 27, 2015	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 26, 2015
Forward contracts & swaps	Cost of sales	$(4,487)	$(3,890)	$1,608	$(6,769)
Interest rate swap	Interest expense	(276)	(126)	115	(287)
Total		$(4,763)	$(4,016)	$1,723	$(7,056)
As of December 31, 2016, the net amount of unrealized loss expected to be reclassified into earnings within the next 12 months is approximately $4.8 million. As of December 31, 2016, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

12.	Goodwill and Other Intangible Assets
The Company recorded goodwill in connection with the Ayrshire and Sabre acquisitions resulting primarily from the synergies that resulted from the Company’s acquisitions and the assembled workforce. The goodwill from the acquisitions is not deductible for tax purposes.
During the six months ended December 31, 2016 and December 26, 2015, no impairment was recognized. Goodwill was recorded at $10.0 million as of December 31, 2016 and July 2, 2016.
The components of acquired intangible assets are as follows (in thousands):

	December 31, 2016
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(413)	$155
Customer Relationships	10	4,803	(1,350)	3,453
Favorable Lease Agreements	4 - 7	2,941	(1,185)	1,756
Total		$8,312	$(2,948)	$5,364

	July 2, 2016
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(343)	$225
Customer Relationships	10	4,803	(1,110)	3,693
Favorable Lease Agreements	4 - 7	2,941	(931)	2,010
Total		$8,312	$(2,384)	$5,928

Amortization expense was approximately $282,000 for both the three months ended December 31, 2016 and December 26, 2015. Amortization expense was approximately $564,000 for both the six months ended December 31, 2016 and December 26, 2015.
Aggregate amortization expense relative to existing intangible assets by fiscal year is currently estimated to be as follows (in thousands):

Fiscal Years Ending	Amount
2017 (1)	$564
2018	1,073
2019	818
2020	783
2021	784
Thereafter	1,342
Total amortization expense	$5,364
(1) Represents estimated amortization for the remaining six-month period ending July 1, 2017.

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
Overview
KeyTronicEMS is a leader in electronic manufacturing services (EMS) and solutions to original equipment manufacturers of a broad range of products including consumer products, communications, medical, defense, automotive, electronics, gaming, industrial and computer markets. We provide engineering services, worldwide procurement and distribution, materials management, world-class manufacturing and assembly services, in-house testing, and unparalleled customer service. Our combined capabilities and vertical integration are proving to be a desirable offering to our expanded customer base.
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
Acquisitions
On September 3, 2014, we completed the acquisition of all the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics), which added five locations (four in North America and one in Mexico). This acquisition expanded our printed circuit board assembly capacity, total revenue, and added to and diversified our customer base with the addition of many new multi-national companies. Subsequent to the acquisition, the Reynosa, Mexico operations were transferred to the Company’s existing Juarez, Mexico facilities. During the second quarter of fiscal year 2017, we closed the Harrodsburg, Kentucky facility in order to improve operating efficiencies. The remaining programs from the Kentucky facility have been transferred to other facilities.
Executive Summary
During the second quarter of fiscal year 2017, our new programs continued to ramp, more than offsetting a modest slowdown in demand from a few longstanding customers, which is consistent with EMS industry-wide experience. At the same time, we captured significant new business from other EMS competitors, including established programs that may begin generating revenue before the end of fiscal year 2017. We recently won new programs involving inventory automation systems and commercial lighting. Moving into the third quarter, we continue to see a robust pipeline of potential new business and our new programs continue to ramp, effectively offsetting softening sales demand in some current programs. In preparation for future growth, we continue to invest in expanding our SMT, sheet metal and plastic molding capabilities.
The concentration of our top three customers’ net sales increased to 33.8 percent of total sales in the second quarter of fiscal year 2017 from 30.5 percent in the same period of the prior fiscal year.

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
Gross profit as a percent of net sales was 8.1 percent for the second quarter of fiscal year 2017 as compared to 7.8 percent for the same quarter of the prior fiscal year. The increase in gross profit as a percentage of net sales was due to a decrease in certain material related costs in the current period which were partially offset by an increase in overhead costs as a percentage of net sales.
Operating income as a percentage of net sales was 2.1 percent for both the second quarter of fiscal year 2017 and the second quarter of the prior fiscal year.
Net income for the second quarter of fiscal year 2017 was $1.5 million or $0.14 per share, as compared to net income of $1.8 million or $0.16 per share for the second quarter of fiscal year 2016. The decrease in net income for the second quarter of fiscal year 2017 as compared to the same period in fiscal year 2016 was primarily attributable to a reduction in income tax expense during the prior year comparable quarter due to the recognition of certain federal R&D credits which became available to the Company as a result of the PATH Act being signed into law during December 2015.
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
For the third quarter of fiscal year 2017, the Company expects to report revenue in the range of $115 million to $120 million, and earnings in the range of $0.11 to $0.16 per diluted share. These expected results assume an effective tax rate of 20%. Future results will depend on actual levels of customers’ orders and the timing of the startup of production of new product programs.
We maintain a strong balance sheet with a current ratio of 2.2 and a debt to equity ratio of 0.4 as of December 31, 2016. Total cash provided by operating activities as defined on our cash flow statement was $3.1 million for the six months ended December 31, 2016. We maintain sufficient liquidity for our expected future operations and had $18.9 million in borrowings on our $45.0 million revolving line of credit with Wells Fargo Bank, N.A. of which $25.7 million remained available at December 31, 2016. We believe cash flows generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.

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

•	Inactive, Obsolete, and Surplus Inventory Reserve

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Accrued Warranty

•	Income Taxes

•	Share-Based Compensation

•	Impairment of Long-Lived Assets

•	Derivatives and Hedging Activity

•	Long-Term Incentive Compensation Accrual

•	Impairment of Goodwill

•	Business Combinations

•	Contingent Liabilities
Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended July 2, 2016, for further details.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended December 31, 2016 with the Three Months Ended December 26, 2015
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended December 31, 2016 as compared to the three months ended December 26, 2015. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	December 31, 2016	% of net sales	December 26, 2015	% of net sales	$ change	% point change
Net sales	$118,517	100.0%	$116,403	100.0%	$2,114	—%
Cost of sales	108,905	91.9%	107,293	92.2%	1,612	(0.3)%
Gross profit	9,612	8.1%	9,110	7.8%	502	0.3%
Research, development and engineering	1,603	1.4%	1,506	1.3%	97	0.1%
Selling, general and administrative	5,462	4.6%	5,201	4.4%	261	0.2%
Total operating expenses	7,065	6.0%	6,707	5.7%	358	0.3%
Operating income	2,547	2.1%	2,403	2.1%	144	—%
Interest expense, net	552	0.4%	521	0.5%	31	(0.1)%
Income before income taxes	1,995	1.7%	1,882	1.6%	113	0.1%
Income tax provision	467	0.4%	95	0.1%	372	0.3%
Net income	$1,528	1.3%	$1,787	1.5%	$(259)	(0.2)%
Effective income tax rate	23.4%		5.0%
Net Sales
Net sales of $118.5 million for the second quarter of fiscal year 2017 increased by 1.8 percent as compared to net sales of $116.4 million for the second quarter of fiscal year 2016.
The $2.1 million increase in net sales from the prior year period was driven by new program wins, partially offset by a decrease in net sales from the former longstanding customer which has been discussed in prior quarters.
Gross Profit
Gross profit as a percentage of net sales for the three months ended December 31, 2016 was 8.1 percent compared to 7.8 percent for the three months ended December 26, 2015. This 0.3 percentage point increase was due to a decrease in material related costs partially offset by an increase in certain overhead costs as a percentage of net sales. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $251,000 and $110,000 for obsolete inventory during the three months ended December 31, 2016 and December 26, 2015, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated net realizable value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $1.6 million and $1.5 million during the three months ended December 31, 2016 and December 26, 2015, respectively. Total RD&E expenses as a percent of net sales were 1.4 percent and 1.3 percent during the three months ended December 31, 2016 and December 26, 2015, respectively. This 0.1 percent increase in RD&E as a percentage of net sales is due to an increase in personnel costs during the three months ended December 31, 2016.
Total selling, general and administrative (SG&A) expenses were $5.5 million during the three months ended December 31, 2016 compared to $5.2 million during the three months ended December 26, 2015. Total SG&A expenses as a percentage of net sales were 4.6 percent during the three months ended December 31, 2016 compared to 4.4 percent during the three months ended December 26, 2015. This 0.2 percent increase as a percentage of net sales is primarily attributable to an increase in personnel costs during three months ended December 31, 2016.
Interest
Interest expense increased to $552,000 during the three months ended December 31, 2016 from $521,000 during the three months ended December 26, 2015. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit that was primarily used to fund capital expenditures in our facilities.
Income Taxes
The effective tax rate for the three months ended December 31, 2016 was 23.4 percent compared to 5.0 percent for the three months ended December 26, 2015. The increase is primarily attributable to the discrete benefit recognized in the prior year quarter associated with federal research and development tax credits.
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
RESULTS OF OPERATIONS
Comparison of the Six Months Ended December 31, 2016 with the Six Months Ended December 26, 2015
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the six months ended December 31, 2016 as compared to the six months ended December 26, 2015. It is provided to assist in assessing differences in our overall performance (in thousands):

	Six Months Ended
	December 31, 2016	% of net sales	December 26, 2015	% of net sales	$ change	% point change
Net sales	$235,652	100.0%	$242,612	100.0%	$(6,960)	—%
Cost of sales	216,331	91.8%	224,583	92.6%	(8,252)	(0.8)%
Gross profit	19,321	8.2%	18,029	7.4%	1,292	0.8%
Research, development and engineering	3,187	1.3%	3,062	1.3%	125	—%
Selling, general and administrative	10,797	4.6%	10,784	4.4%	13	0.2%
Total operating expenses	13,984	5.9%	13,846	5.7%	138	0.2%
Operating income	5,337	2.3%	4,183	1.7%	1,154	0.6%
Interest expense, net	1,141	0.5%	1,054	0.4%	87	0.1%
Income before income taxes	4,196	1.8%	3,129	1.3%	1,067	0.5%
Income tax provision	876	0.4%	525	0.2%	351	0.2%
Net income	$3,320	1.4%	$2,604	1.1%	$716	0.3%
Effective income tax rate	20.9%		16.8%

Net Sales
Net sales of $235.7 million for the six months ended December 31, 2016 decreased by 2.9 percent as compared to net sales of $242.6 million for the six months ended December 26, 2015.
The decrease in net sales from the prior year period was primarily driven by a decrease in net sales from the former longstanding customer which has been discussed in prior quarters, partially offset by an increase in new program wins and an increase in demand from current customers.
Gross Profit
Gross profit as a percentage of net sales for the six months ended December 31, 2016 was 8.2 percent compared to 7.4 percent for the six months ended December 26, 2015. This 0.8 percentage point increase is primarily related to a decrease in material related costs partially offset by an increase in certain overhead costs. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $306,000 and $515,000 for obsolete inventory during the six months ended December 31, 2016 and December 26, 2015, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $3.2 million and $3.1 million during the six months ended December 31, 2016 and December 26, 2015, respectively. Total RD&E expenses as a percent of net sales were 1.3 percent during the six months ended December 31, 2016 and December 26, 2015, respectively.
Total selling, general and administrative (SG&A) expenses were $10.8 million during the six months ended December 31, 2016 and December 26, 2015, respectively. Total SG&A expenses as a percentage of net sales were 4.6 percent during the six months ended December 31, 2016 compared to 4.4 percent during the six months ended December 26, 2015. This 0.2 percentage point increase in SG&A is primarily related to a decrease in revenue during the six months ended December 31, 2016.
Interest
Interest expense was $1.1 million during the six months ended December 31, 2016 and December 26, 2015, respectively.
Income Taxes
The effective tax rate for the six months ended December 31, 2016 was 20.9 percent compared to 16.8 percent for the same period in fiscal year 2016. The effective tax rate increased from the prior year primarily due to the recognition of certain federal R&D credits during the second quarter of fiscal 2016 which became available to the Company as a result of PATH Act of 2015 being signed into law by the President during December 2015. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements.”
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
BACKLOG
On December 31, 2016, we had an order backlog of approximately $133.4 million. This compares with a backlog of approximately $123.3 million on December 26, 2015. The increase in backlog at December 31, 2016, when compared to December 26, 2015, reflects an increase in new customers partially offset by a decrease in demand. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.

CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the six months ended December 31, 2016 was $3.1 million, compared to net cash provided by operating activities of $3.3 million during the same period of the prior fiscal year.
The $3.1 million of net cash provided by operating activities for the six months ended December 31, 2016 is primarily related to $3.3 million in net income for the period adjusted for $3.4 million of depreciation and amortization as well as a decrease in inventory of $8.6 million partially offset by an increase in trade receivables of $4.8 million and a decrease in accounts payable of $7.8 million. This compares to $3.3 million of net cash flows provided by operating activities for the six months ended December 26, 2015, which resulted primarily from net income of $2.6 million adjusted for $3.0 million of depreciation and amortization and a $12.0 million decrease in trade receivables, partially offset by a $6.8 million increase in inventory, a $4.7 million decrease in accounts payable, and a $2.1 million decrease in accrued compensation and vacation.
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall net sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our trade accounts receivable purchase programs. During the six months ended December 31, 2016 and December 26, 2015, we factored accounts receivable of $38.9 million and $34.8 million, respectively, which were removed from our Consolidated Balance Sheets. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms.
Investing Cash Flow
Cash used in investing activities was $4.8 million during the six months ended December 31, 2016 as compared to $1.4 million during the six months ended December 26, 2015. Our primary investing activity during the six months ended December 31, 2016 was purchasing equipment to support increased production levels for new programs. Our primary investing activities during the six months ended December 26, 2015 was the purchase of equipment to support increased production levels for new programs as well as the sale and leaseback of equipment.
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan. During the six months ended December 31, 2016, we did not enter into any sales and leaseback transactions. During the same period of the prior year we received $6.2 million of cash from a sale and leaseback transaction.
Financing Cash Flow
Cash provided by financing activities was $2.0 million during the six months ended December 31, 2016 as compared to cash used in financing activities of $1.1 million in the same period of the previous fiscal year. Our primary financing activities during the six months ended December 31, 2016 was the funding of a $3.9 million equipment term loan, repayments on our term loan of $2.5 million and borrowings and repayments under our revolving line of credit facility. Our primary financing activities during the six months ended December 26, 2015 were repayments on our term loan of $2.5 million as well as borrowings and repayments under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $45.0 million, subject to availability.
As of December 31, 2016, we were in compliance with our loan covenants and approximately $25.7 million was available under the revolving line of credit facility. As of December 26, 2015, approximately $31.9 million was available under the revolving line of credit facility.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of December 31, 2016, we had approximately $1.3 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company could be subject to additional income taxes payable in the U.S. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of December 31, 2016 would approximate $130,000. We have accrued for expected future repatriation of foreign earnings as discussed in footnote 6 of the “Notes to Consolidated Financial Statements.”
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
Our business may experience periods of rapid growth which can place considerable additional demands upon our management team and our operational, financial and management information systems. Our ability to manage growth effectively requires us to continue to implement and improve these systems; avoid cost overruns; maintain customer, supplier and other favorable business relationships during possible transition periods; continue to develop the management skills of our managers and supervisors; and continue to train, motivate and manage our employees. Our failure to effectively manage growth could have a material adverse effect on our results of operations.
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
Refer to Notes 2 and 12 to the consolidated financial statements and ‘critical accounting policies and estimates’ in management’s discussion and analysis of financial condition and results of operations for further discussion regarding the impairment testing of goodwill and identifiable intangible assets.
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility, term loan and equipment term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility, term loan and equipment term loan fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. There was outstanding $18.9 million in borrowings under our revolving credit facility, $23.8 million outstanding on our term loan and $3.9 million outstanding on our equipment term loan as of December 31, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
During the second quarter of fiscal year 2015, we entered into an interest rate swap contract with a notional amount of $25.0 million related to the borrowings outstanding under the term loan. As of December 31, 2016, the remaining notional amount of the interest rate swap contract was $17.5 million. Our only material interest rate risk is associated with our revolving credit facility, term loan and equipment term loan. Through the use of the interest rate swap, as described above, we fixed the basis on which we pay interest on our term loan, thus eliminating some of our interest rate risk. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts and swaps to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $65.9 million of foreign currency forward contracts and swaps as of December 31, 2016. The fair value of these contracts and swaps was $(14.7) million. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of December 31, 2016, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings
We are involved in various legal actions arising in the ordinary course of business. During the second quarter of fiscal year 2017, the Company commenced the arbitration process with a former customer and certain vendors related to amounts we believe should be reimbursed by this former customer based on the terms of the manufacturing agreement. A range for possible outcomes cannot be determined at this time. The Company has not accrued for any potential loss related to this claim and legal costs are being expensed as incurred. The ultimate disposition of these matters could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	February 9, 2017
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brett R. Larsen
Brett R. Larsen	Date:	February 9, 2017
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)