Form 10-Q
period 2017-04-01
KEY TRONIC CORP
filed 2017-05-04
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED APRIL 1, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2017, 10,759,680 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” “KeyTronicEMS” and “KeyTronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	April 1, 2017	July 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$911	$1,018
Trade receivables, net of allowance for doubtful accounts of $138 and $135	62,331	61,678
Inventories	98,806	107,006
Other	11,233	11,757
Total current assets	173,281	181,459
Property, plant and equipment, net	31,030	27,925
Other assets:
Deferred income tax asset	8,507	8,982
Goodwill	9,957	9,957
Other intangible assets, net	5,082	5,928
Other	1,821	1,673
Total other assets	25,367	26,540
Total assets	$229,678	$235,924
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,390	$58,967
Accrued compensation and vacation	7,967	9,571
Current portion of debt	5,841	5,000
Other	12,167	10,572
Total current liabilities	75,365	84,110
Long-term liabilities:
Term loans	20,233	21,250
Revolving loan	18,233	18,073
Other long-term obligations	3,085	6,909
Total long-term liabilities	41,551	46,232
Total liabilities	116,916	130,342
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,760 and 10,725 shares, respectively	45,629	45,227
Retained earnings	72,209	67,928
Accumulated other comprehensive loss	(5,076)	(7,573)
Total shareholders’ equity	112,762	105,582
Total liabilities and shareholders’ equity	$229,678	$235,924
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net sales	$113,601	$118,448	$349,253	$361,060
Cost of sales	104,462	108,493	320,793	333,076
Gross profit	9,139	9,955	28,460	27,984
Research, development and engineering expenses	1,569	1,634	4,756	4,696
Selling, general and administrative expenses	5,721	5,564	16,518	16,348
Total operating expenses	7,290	7,198	21,274	21,044
Operating income	1,849	2,757	7,186	6,940
Interest expense, net	566	620	1,707	1,674
Income before income taxes	1,283	2,137	5,479	5,266
Income tax provision	322	354	1,198	879
Net income	$961	$1,783	$4,281	$4,387
Net income per share — Basic	$0.09	$0.17	$0.40	$0.41
Weighted average shares outstanding — Basic	10,759	10,711	10,755	10,709
Net income per share — Diluted	$0.09	$0.16	$0.39	$0.39
Weighted average shares outstanding — Diluted	10,957	11,068	10,916	11,298
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Comprehensive income:
Net income	$961	$1,783	$4,281	$4,387
Other comprehensive income:
Unrealized gain (loss) on hedging instruments, net of tax	4,763	677	2,497	(1,616)
Comprehensive income	$5,724	$2,460	$6,778	$2,771
Other comprehensive income for the three months ended April 1, 2017 and April 2, 2016, is reflected net of tax provision of approximately $2.5 million and $0.3 million, respectively. Other comprehensive income for the nine months ended April 1, 2017 and April 2, 2016, is reflected net of tax provision (benefit) of approximately $1.3 million and $(0.8) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Nine Months Ended
	April 1, 2017	April 2, 2016
Operating activities:
Net income	$4,281	$4,387
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,300	4,556
Excess tax benefit from share-based compensation	—	(402)
Provision for obsolete inventory	523	754
Provision for warranty	49	86
Provision for doubtful accounts	3	2
Loss on disposal of assets	132	—
Share-based compensation expense	524	630
Deferred income taxes	(811)	(2,624)
Changes in operating assets and liabilities:
Trade receivables	(656)	17,250
Inventories	7,677	(16,399)
Other assets	435	(2,712)
Accounts payable	(9,577)	(5,316)
Accrued compensation and vacation	(1,604)	(1,530)
Other liabilities	1,304	1,550
Cash provided by operating activities	7,580	232
Investing activities:
Purchase of property and equipment	(7,568)	(10,020)
Proceeds from sale of fixed assets	113	6,183
Cash used in investing activities	(7,455)	(3,837)
Financing activities:
Payment of financing costs	(221)	(56)
Proceeds from issuance of long term debt	3,919	—
Repayments of long term debt	(3,968)	(3,750)
Borrowings under revolving credit agreement	119,791	153,835
Repayments of revolving credit agreement	(119,631)	(146,923)
Excess tax benefit from share-based compensation	—	402
Tax withholding from exercise of share-based compensation	(122)	—
Cash (used in) provided by financing activities	(232)	3,508
Net decrease in cash and cash equivalents	(107)	(97)
Cash and cash equivalents, beginning of period	1,018	372
Cash and cash equivalents, end of period	$911	$275
Supplemental cash flow information:
Interest payments	$1,659	$1,713
Income tax payments, net of refunds	$357	$1,278
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, July 2, 2016	10,725	$45,227	$67,928	$(7,573)	$105,582
Net income	—	—	4,281	—	4,281
Unrealized gain on hedging instruments, net	—	—	—	2,497	2,497
Exercise of stock appreciation rights	49	—	—	—	—
Shares withheld for taxes	(14)	(122)	—	—	(122)
Share-based compensation	—	524	—	—	524
Balances, April 1, 2017	10,760	$45,629	$72,209	$(5,076)	$112,762
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarter ended April 1, 2017 was a 13 week period, whereas the quarter ended April 2, 2016 was a 14 week period. Fiscal year 2017 will end on July 1, 2017, which is a 52 week year. Fiscal year 2016 which ended on July 2, 2016, was a 53 week year.

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
The Company’s foreign currency forward contracts, foreign currency swaps and interest rate swap potentially expose the Company to credit risk to the extent the counterparty may be unable to meet the terms of the agreement. The Company minimizes such risk by utilizing a counterparty with a strong credit rating. The Company’s counterparty to the foreign currency forward contracts, foreign currency swaps and interest rate swap is a major banking institution. This institution does not require collateral for the contracts, and the Company believes that the risk of the counterparty failing to meet their contractual obligations is remote. The Company does not enter into derivative instruments for trading or speculative purposes.
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
In July 2015, the FASB issued final guidance that simplifies the subsequent measurement of inventory for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method. For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only one measure, its net realizable value, and not the three measures required by the existing guidance. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance should not change how entities initially measure the cost of inventory. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance during the second quarter of fiscal year 2017 and it had no impact on our financial statements.
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
In August 2016, the FASB issued Accounting Standards Update 2016-15 (ASU 2016-15), Classification of Certain Cash Receipts and Cash Payments. This update provides guidance on how to record eight specific cash flow issues. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and a retrospective transition method to each period should be presented. The Company early adopted this guidance during the second quarter of fiscal year 2017 and it had no impact on our condensed consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. The Company would apply this guidance to applicable impairment tests after the adoption date. The Company is currently evaluating the effect of this update on its consolidated financial statements.

3.	Inventories
The components of inventories consist of the following (in thousands):

	April 1, 2017	July 2, 2016
Finished goods	$13,892	$13,384
Work-in-process	18,742	18,988
Raw materials and supplies	66,172	74,634
	$98,806	$107,006

4.	Long-Term Debt
On September 3, 2014, the Company entered into a five-year term loan in the amount of $35.0 million used to acquire all of the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics). The term loan requires quarterly payments of $1.25 million through June 15, 2019 with a final payment of the remaining outstanding balance on August 31, 2019. The Company had an outstanding balance of $22.5 million and $26.3 million under the term loan as of April 1, 2017 and July 2, 2016, respectively.
On August 6, 2015, the Company entered into a First Amendment to the amended and restated credit agreement extending the limit on our line of credit facility to $45.0 million as evidenced by the Second Replacement Revolving Note. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes. The line of credit is secured by substantially all of the assets of the Company and matures on August 31, 2019 at which time all outstanding balances are payable. As of April 1, 2017, the Company had an outstanding balance under the credit facility of $18.2 million, $0.4 million in outstanding letters of credit and $26.4 million available for future borrowings. As of July 2, 2016, the Company had an outstanding balance under the credit facility of $18.1 million, $0.4 million in outstanding letters of credit and $26.5 million available for future borrowings.
On December 28, 2016, the Company entered into an equipment term loan agreement in the amount of $3.9 million in order to further invest in production equipment. The equipment term loan is collateralized by production equipment. Under this loan agreement, equal quarterly payments of approximately $0.2 million will commence on March 31, 2017 and will continue through the maturity of the equipment term loan on June 30, 2021. As of April 1, 2017, the Company had an outstanding balance of $3.7 million. The Company did not have a balance as of July 2, 2016. The Company has available an additional $2.1 million which can be borrowed in the future under this agreement.

Borrowings under the revolving line of credit, term loan and equipment term loan bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 1.75%, LIBOR plus 2.00%, or LIBOR plus 2.25% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The interest rates on outstanding debt as of April 1, 2017 range from 2.78% - 4.00% compared to 2.45% - 3.50% as of July 2, 2016.
Debt maturities as of April 1, 2017 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2017 (1)	$1,468
2018	5,871
2019	5,871
2020	30,354
2021	871
Total debt	$44,435
Unamortized debt issuance costs	$(128)
Long-term debt, net of debt issuance costs	$44,307
(1) Represents scheduled payments for the remaining three-month period ending July 1, 2017.
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

5.	Trade Accounts Receivable Purchase Programs
Sale Programs
The Company utilizes an Account Purchase Agreement with Wells Fargo Bank, N.A. (“WFB”) which allows the Company to sell and assign to WFB and WFB may purchase from the Company the accounts receivable of certain Company customers in a maximum aggregate amount outstanding of $20.0 million. The initial term of the agreement is set to mature in June 2017 and there are successive 12 month renewal periods available which are expected to be utilized. The Company also has an Account Purchase Agreement with Orbian Financial Services (“Orbian”). This agreement allows the Company to sell accounts receivable of certain customers to Orbian and the agreement may be cancelled at any time by either party.
Total accounts receivables sold during the nine months ended April 1, 2017 and April 2, 2016 was approximately $59.7 million and $58.2 million, respectively. Accounts receivables sold and not yet collected were $2.5 million and $1.7 million as of April 1, 2017 and July 2, 2016, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

6.	Income Taxes
The Company expects to repatriate a portion of its foreign earnings based on increased net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $13.0 million of foreign earnings in the future. As such, these earnings would be recognized in the United States, and the Company would be subject to U.S. federal income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax of expected repatriation of foreign earnings have been recorded as part of deferred taxes as of April 1, 2017. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
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

As a result of the APA, the Company anticipates that it will have an increased tax liability in Mexico of approximately $0.4 million related to the calendar years 2014-2016. However, the increased costs to the U.S. will result in a reduced tax liability of approximately $0.4 million in the U.S. during fiscal year 2017. The overall net impact of the APA is therefore estimated to not be material to the Company’s consolidated financial results. The estimated increased liabilities in Mexico and related offsetting tax benefit in the U.S. have been recorded during the second quarter of fiscal year 2017. Currently, the Company anticipates that the APA will be finalized during the fourth quarter of fiscal year 2017.
Further, the resulting impact of the APA resulted in approximately $1.8 million of additional earnings being recognized in Mexico. The Company has reevaluated its repatriation assumptions and based on new customer growth in Mexico and related required capital expenditures, it is assumed that 50 percent of the additional $1.8 million in earnings will be permanently reinvested in Mexico.
The Company has available approximately $7.3 million of gross federal research and development tax credits as of April 1, 2017. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of April 1, 2017, the Company has recorded $3.9 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $3.4 million.

7.	Earnings Per Share
The following tables present a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except per share information)
	April 1, 2017	April 2, 2016
Net income	$961	$1,783
Weighted average shares outstanding—basic	10,759	10,711
Effect of dilutive common stock awards	198	357
Weighted average shares outstanding—diluted	10,957	11,068
Net income per share—basic	$0.09	$0.17
Net income per share—diluted	$0.09	$0.16
Antidilutive SARs not included in diluted earnings per share	892	869

	Nine Months Ended
	(in thousands, except per share information)
	April 1, 2017	April 2, 2016
Net income	$4,281	$4,387
Weighted average shares outstanding—basic	10,755	10,709
Effect of dilutive common stock awards	161	589
Weighted average shares outstanding—diluted	10,916	11,298
Earnings per share—basic	$0.40	$0.41
Earnings per share—diluted	$0.39	$0.39
Antidilutive SARs not included in diluted earnings per share	892	456

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
Total share-based compensation expense recognized during the three months ended April 1, 2017 and April 2, 2016 was approximately $169,000 and $204,000, respectively. Total share-based compensation expense recognized during nine months ended April 1, 2017 and April 2, 2016 was approximately $524,000 and $630,000, respectively. As of April 1, 2017, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.9 million. This expense is expected to be recognized over a weighted average period of 1.72 years.
During the three months ended April 1, 2017 there were 10,000 SARs exercised with an immaterial amount of intrinsic value. No SARs were exercised during the three months ended April 2, 2016. SARs exercised during the nine months ended April 1, 2017 and April 2, 2016 were 127,000 and 13,333, respectively. There was approximately $385,000 of intrinsic value for SARs exercised during the nine months ended April 1, 2017, compared to an immaterial amount during the nine months ended April 2, 2016.

9.	Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. During the second quarter of fiscal year 2017, the Company commenced the arbitration process with a former customer related to amounts we believe should be reimbursed by this former customer based on the terms of the manufacturing agreement. A range for possible outcomes cannot be determined at this time. The Company has not accrued for any potential loss related to this claim and legal costs are being expensed as incurred. The ultimate disposition of these matters could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $28,000 and $30,000 as of April 1, 2017 and July 2, 2016, respectively.

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
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of April 1, 2017 and July 2, 2016 (in thousands):

	April 1, 2017
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$337	$—	$337
Financial Liabilities:
Interest rate swap	$—	$(138)	$—	$(138)
Foreign currency forward contracts & swaps	$—	$(7,889)	$—	$(7,889)

	July 2, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$136	$—	$136
Financial Liabilities:
Interest rate swap	$—	$(498)	$—	$(498)
Foreign currency forward contracts & swaps	$—	$(11,112)	$—	$(11,112)

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
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at April 1, 2017 and July 2, 2016, reasonably approximate their fair value. The Company’s long-term debt primarily consists of a revolving line of credit, a term loan and an equipment term loan. These borrowings bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in footnote 4.
As a result of the determinable market rates for our revolving line of credit, term loan and equipment term loan, they are classified within Level 2 of the fair value hierarchy. The discounted cash flow of the revolving line of credit is estimated to be $18.2 million and $18.1 million as of April 1, 2017 and July 2, 2016, respectively, with a carrying value that reasonably approximates the fair value. The discounted cash flow of the term loan is estimated to be $22.5 million as of April 1, 2017 and $26.3 million as of July 2, 2016, respectively, with a carrying value that reasonably approximates the fair value. The discounted cash flow of the equipment term loan is estimated to be $3.7 million as of April 1, 2017, with a carrying value that reasonably approximates the fair value. As of July 2, 2016, the Company did not have a balance under the equipment term loan.

11. Derivative Financial Instruments
As of April 1, 2017, the Company had outstanding foreign currency forward contracts and swaps with a total notional amount of $60.7 million. The maturity dates for these contracts and swaps extend through September 2019. For the three months ended April 1, 2017, the Company did not enter into foreign currency forward contracts and settled $5.2 million of such contracts. During the same period of the previous year, the Company entered into $7.0 million of foreign currency forward contracts and settled $5.7 million of such contracts.
For the nine months ended April 1, 2017, the Company entered into foreign currency forward contracts of $6.7 million and settled $15.5 million of such contracts. During the same period of the previous year, the Company entered into foreign currency forward contracts of $19.0 million and settled $16.3 million of such contracts.
As of April 1, 2017, the aggregate notional amount of the Company’s outstanding foreign currency contracts and swaps along with their unrealized gains (losses) are expected to mature as summarized below (in thousands):

Quarter Ending	Notional Contracts and Swaps in MXN	Notional Contracts and Swaps in USD	Estimated Fair Value
July 1, 2017	$72,696	$5,027	$(1,171)
September 30, 2017	$76,192	$5,395	$(1,404)
December 30, 2017	$88,558	$6,162	$(1,581)
March 31, 2018	$90,812	$5,713	$(1,077)
June 30, 2018	$95,500	$5,811	$(995)
September 29, 2018	$90,443	$5,301	$(796)
December 29, 2018	$125,328	$6,746	$(584)
March 30, 2019	$138,472	$7,005	$(281)
June 29, 2019	$142,947	$6,828	$30
September 28, 2019	$148,468	$6,740	$307
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
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of April 1, 2017 and July 2, 2016 (in thousands):

		April 1, 2017	July 2, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other long-term assets	$337	$136
Foreign currency forward contracts	Other current liabilities	$(5,233)	$(4,670)
Foreign currency forward contracts & swaps	Other long-term liabilities	$(2,656)	$(6,442)
Interest rate swap	Other current liabilities	$(113)	$(264)
Interest rate swap	Other long-term liabilities	$(25)	$(234)

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended April 1, 2017 and April 2, 2016, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of December 31, 2016	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of April 1, 2017
Forward contracts & swaps	Cost of sales	$(9,701)	$3,155	$1,562	$(4,984)
Interest rate swap	Interest expense	(138)	(7)	53	(92)
Total		$(9,839)	$3,148	$1,615	$(5,076)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of December 26, 2015	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of April 2, 2016
Forward contracts & swaps	Cost of sales	$(6,769)	$(589)	$1,313	$(6,045)
Interest rate swap	Interest expense	(287)	(142)	95	(334)
Total		$(7,056)	$(731)	$1,408	$(6,379)
The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the nine months ended April 1, 2017 and April 2, 2016, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 2, 2016	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of April 1, 2017
Forward contracts & swaps	Cost of sales	$(7,245)	$(1,751)	$4,012	$(4,984)
Interest rate swap	Interest expense	(328)	34	202	(92)
Total		$(7,573)	$(1,717)	$4,214	$(5,076)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 27, 2015	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of April 2, 2016
Forward contracts & swaps	Cost of sales	$(4,487)	$(4,479)	$2,921	$(6,045)
Interest rate swap	Interest expense	(276)	(268)	210	(334)
Total		$(4,763)	$(4,747)	$3,131	$(6,379)
As of April 1, 2017, the net amount of unrealized loss expected to be reclassified into earnings within the next 12 months is approximately $3.5 million. As of April 1, 2017, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

12.	Goodwill and Other Intangible Assets
The Company recorded goodwill in connection with the Ayrshire and Sabre acquisitions resulting primarily from the synergies that resulted from the Company’s acquisitions and the assembled workforce. The goodwill from the acquisitions is not deductible for tax purposes.
During the nine months ended April 1, 2017 and April 2, 2016, no impairment was recognized. Goodwill was recorded at $10.0 million as of April 1, 2017 and July 2, 2016.
The components of acquired intangible assets are as follows (in thousands):

	April 1, 2017
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(448)	$120
Customer Relationships	10	4,803	(1,471)	3,332
Favorable Lease Agreements	4 - 7	2,941	(1,311)	1,630
Total		$8,312	$(3,230)	$5,082

	July 2, 2016
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(343)	$225
Customer Relationships	10	4,803	(1,110)	3,693
Favorable Lease Agreements	4 - 7	2,941	(931)	2,010
Total		$8,312	$(2,384)	$5,928
Amortization expense was approximately $282,000 for both the three months ended April 1, 2017 and April 2, 2016. Amortization expense was approximately $846,000 and $845,000 for the nine months ended April 1, 2017 and April 2, 2016, respectively.
Aggregate amortization expense relative to existing intangible assets by fiscal year is currently estimated to be as follows (in thousands):

Fiscal Years Ending	Amount
2017 (1)	$282
2018	1,073
2019	818
2020	783
2021	784
Thereafter	1,342
Total amortization expense	$5,082
(1) Represents estimated amortization for the remaining three-month period ending July 1, 2017.

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
Executive Summary
During the third quarter of fiscal year 2017, our new programs continued to ramp, despite a slowdown in demand from a few longstanding customers, which has also impacted our margins. At the same time, we continued to ramp significant new business from other EMS competitors that we expect will set up revenue growth in fiscal 2018. We recently won two new programs involving electronic meeting scheduling devices and pool controllers. Moving into the fourth quarter, we continue to see a strong pipeline of potential new business and our new programs continue to ramp, effectively offsetting softening demand for some current programs. At the same time, we continue to invest in expanding our SMT, sheet metal and plastic molding capabilities in preparation for future growth.
The concentration of our top three customers’ net sales increased to 32.8 percent of total sales in the third quarter of fiscal year 2017 from 31.9 percent in the same period of the prior fiscal year.

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
Gross profit as a percent of net sales was 8.0 percent for the third quarter of fiscal year 2017 as compared to 8.4 percent for the same quarter of the prior fiscal year. The decrease in gross profit as a percentage of net sales was due to lower net sales as end customer demand was weaker than expected, partially offset by a decrease in material costs as a percentage of net sales.
Operating income as a percentage of net sales was 1.6 percent and 2.3 percent for the third quarter of fiscal year 2017 and the third quarter of the prior fiscal year, respectively. The decrease in operating income as a percentage of net sales was primarily driven by the decrease in net sales as discussed above.
Net income for the third quarter of fiscal year 2017 was $1.0 million or $0.09 per share, as compared to net income of $1.8 million or $0.16 per share for the third quarter of fiscal year 2016. The decrease in net income for the third quarter of fiscal year 2017 as compared to the same period in fiscal year 2016 was primarily attributable to a decline in net sales as discussed above.
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
For the fourth quarter of fiscal year 2017, the Company expects to report revenue in the range of $112 million to $117 million, and earnings in the range of $0.10 to $0.15 per diluted share. These expected results assume an effective tax rate of 25%. Future results will depend on actual levels of customers’ orders and the timing of the startup of production of new product programs.
We maintain a strong balance sheet with a current ratio of 2.3 and a debt to equity ratio of 0.4 as of April 1, 2017. Total cash provided by operating activities as defined on our cash flow statement was $7.6 million for the nine months ended April 1, 2017. We maintain sufficient liquidity for our expected future operations and had $18.2 million in borrowings on our $45.0 million revolving line of credit with Wells Fargo Bank, N.A. of which $26.4 million remained available at April 1, 2017. We believe cash flows generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.

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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended April 1, 2017 with the Three Months Ended April 2, 2016
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended April 1, 2017 as compared to the three months ended April 2, 2016. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	April 1, 2017	% of net sales	April 2, 2016	% of net sales	$ change	% point change
Net sales	$113,601	100.0%	$118,448	100.0%	$(4,847)	—%
Cost of sales	104,462	92.0%	108,493	91.6%	(4,031)	0.4%
Gross profit	9,139	8.0%	9,955	8.4%	(816)	(0.4)%
Research, development and engineering	1,569	1.4%	1,634	1.4%	(65)	—%
Selling, general and administrative	5,721	5.0%	5,564	4.7%	157	0.3%
Total operating expenses	7,290	6.4%	7,198	6.1%	92	0.3%
Operating income	1,849	1.6%	2,757	2.3%	(908)	(0.7)%
Interest expense, net	566	0.5%	620	0.5%	(54)	—%
Income before income taxes	1,283	1.1%	2,137	1.8%	(854)	(0.7)%
Income tax provision	322	0.3%	354	0.3%	(32)	—%
Net income	$961	0.8%	$1,783	1.5%	$(822)	(0.7)%
Effective income tax rate	25.1%		16.6%
Net Sales
Net sales of $113.6 million for the third quarter of fiscal year 2017 decreased by 4.1 percent as compared to net sales of $118.4 million for the third quarter of fiscal year 2016.
The $4.8 million decrease in net sales from the prior year period was driven by a decrease in demand from current customers, partially offset by an increase in net sales from new program wins.
Gross Profit
Gross profit as a percentage of net sales for the three months ended April 1, 2017 was 8.0 percent compared to 8.4 percent for the three months ended April 2, 2016. This 0.4 percentage point decrease was due to lower net sales as end customer demand was softer than expected partially offset by a decease in material related costs as a percentage of net sales.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $220,000 and $244,000 for obsolete inventory during the three months ended April 1, 2017 and April 2, 2016, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated net realizable value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $1.6 million during the three months ended April 1, 2017 and April 2, 2016, respectively. Total RD&E expenses as a percent of net sales were 1.4 percent during the three months ended April 1, 2017 and April 2, 2016, respectively.
Total selling, general and administrative (SG&A) expenses were $5.7 million during the three months ended April 1, 2017 compared to $5.6 million during the three months ended April 2, 2016. Total SG&A expenses as a percentage of net sales were 5.0 percent during the three months ended April 1, 2017 compared to 4.7 percent during the three months ended April 2, 2016. This 0.3 percent increase in SG&A is related to an increase in legal fees.
Interest
Interest expense was $0.6 million during the three months ended April 1, 2017 and the three months ended April 2, 2016.
Income Taxes
The effective tax rate for the three months ended April 1, 2017 was 25.1 percent compared to 16.6 percent for the three months ended April 2, 2016. The increase was primarily attributable to the discrete benefit recognized in the prior year associated with federal research and development tax credits.
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
RESULTS OF OPERATIONS
Comparison of the Nine Months Ended April 1, 2017 with the Nine Months Ended April 2, 2016
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the nine months ended April 1, 2017 as compared to the nine months ended April 2, 2016. It is provided to assist in assessing differences in our overall performance (in thousands):

	Nine Months Ended
	April 1, 2017	% of net sales	April 2, 2016	% of net sales	$ change	% point change
Net sales	$349,253	100.0%	$361,060	100.0%	$(11,807)	—%
Cost of sales	320,793	91.9%	333,076	92.2%	(12,283)	(0.3)%
Gross profit	28,460	8.1%	27,984	7.8%	476	0.3%
Research, development and engineering	4,756	1.3%	4,696	1.3%	60	—%
Selling, general and administrative	16,518	4.7%	16,348	4.6%	170	0.1%
Total operating expenses	21,274	6.0%	21,044	5.9%	230	0.1%
Operating income	7,186	2.1%	6,940	1.9%	246	0.2%
Interest expense, net	1,707	0.5%	1,674	0.4%	33	0.1%
Income before income taxes	5,479	1.6%	5,266	1.5%	213	0.1%
Income tax provision	1,198	0.3%	879	0.3%	319	—%
Net income	$4,281	1.2%	$4,387	1.2%	$(106)	—%
Effective income tax rate	21.9%		16.7%

Net Sales
Net sales of $349.3 million for the nine months ended April 1, 2017 decreased by 3.3 percent as compared to net sales of $361.1 million for the nine months ended April 2, 2016.
The decrease in net sales from the prior year period was primarily driven by a decrease in net sales from the former longstanding customer which has been discussed in prior quarters, partially offset by an increase in new program wins.
Gross Profit
Gross profit as a percentage of net sales for the nine months ended April 1, 2017 was 8.1 percent compared to 7.8 percent for the nine months ended April 2, 2016. This 0.3 percentage point increase is primarily related to a decrease in material costs partially offset by an increase in certain overhead costs. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $526,000 and $754,000 for obsolete inventory during the nine months ended April 1, 2017 and April 2, 2016, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $4.8 million and $4.7 million during the nine months ended April 1, 2017 and April 2, 2016, respectively. Total RD&E expenses as a percent of net sales were 1.3 percent during the nine months ended April 1, 2017 and April 2, 2016, respectively.
Total selling, general and administrative (SG&A) expenses were $16.5 million and $16.3 million during the nine months ended April 1, 2017 and April 2, 2016, respectively. Total SG&A expenses as a percentage of net sales were 4.7 percent during the nine months ended April 1, 2017 compared to 4.6 percent during the nine months ended April 2, 2016. This 0.1 percentage point increase in SG&A is related to an increase in legal fees.
Interest
Interest expense was $1.7 million during the nine months ended April 1, 2017 and the nine months ended April 2, 2016.
Income Taxes
The effective tax rate for the nine months ended April 1, 2017 was 21.9 percent compared to 16.7 percent for the same period in fiscal year 2016. The effective tax rate increased from the prior year primarily due to the recognition of certain discrete federal R&D credits during fiscal 2016 which became available to the Company as a result of PATH Act of 2015 being signed into law during December 2015. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements.”
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
BACKLOG
On April 1, 2017, we had an order backlog of approximately $126.9 million. This compares with a backlog of approximately $123.5 million on April 2, 2016. The increase in backlog at April 1, 2017, when compared to April 2, 2016, reflects an increase in new customers partially offset by a decrease in demand from current customers. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.

CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the nine months ended April 1, 2017 was $7.6 million, compared to net cash provided by operating activities of $0.2 million during the same period of the prior fiscal year.
The $7.6 million of net cash provided by operating activities for the nine months ended April 1, 2017 is primarily related to $4.3 million in net income for the period adjusted for $5.3 million of depreciation and amortization and a decrease in inventory of $7.7 million partially offset by a decrease in accounts payable of $9.6 million. This compares to $0.2 million of net cash flows provided by operating activities for the nine months ended April 2, 2016, which resulted primarily from net income of $4.4 million adjusted for $4.6 million of depreciation and amortization and a decrease in trade receivables of $17.3 million partially offset by an increase in inventory of $16.4 million, and a decrease in accounts payable of $5.3 million.
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall net sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our trade accounts receivable purchase programs. During the nine months ended April 1, 2017 and April 2, 2016, we factored accounts receivable of $59.7 million and $58.2 million, respectively, which were removed from our Consolidated Balance Sheets. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms.
Investing Cash Flow
Cash used in investing activities was $7.5 million during the nine months ended April 1, 2017 as compared to $3.8 million during the nine months ended April 2, 2016. Our primary investing activity during the nine months ended April 1, 2017 was purchasing equipment to support increased production levels for new programs. Our primary investing activities during the nine months ended April 2, 2016 was the purchase of equipment to support increased production levels for new programs as well as the sale and leaseback of equipment.
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan. During the nine months ended April 1, 2017, we did not enter into any sales and leaseback transactions. During the same period of the prior year we received $6.2 million of cash from sale and leaseback transactions.
Financing Cash Flow
Cash used in financing activities was $0.2 million during the nine months ended April 1, 2017 as compared to cash provided by financing activities of $3.5 million in the same period of the previous fiscal year. Our primary financing activities during the nine months ended April 1, 2017 was the funding of a $3.9 million equipment term loan, repayments on our term loans of $4.0 million and borrowings and repayments under our revolving line of credit facility. Our primary financing activities during the nine months ended April 2, 2016 were repayments on our term loan of $3.8 million as well as borrowings and repayments under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $45.0 million, subject to availability.
As of April 1, 2017, we were in compliance with our loan covenants and approximately $26.4 million was available under the revolving line of credit facility. As of April 2, 2016, approximately $26.1 million was available under the revolving line of credit facility.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of April 1, 2017, we had approximately $0.9 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company could be subject to additional income taxes payable in the U.S. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of April 1, 2017 would approximate $90.000. We have accrued for expected future repatriation of foreign earnings as discussed in footnote 6 of the “Notes to Consolidated Financial Statements.”
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility, term loan and equipment term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility, term loan and equipment term loan fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. There was outstanding $18.2 million in borrowings under our revolving credit facility, $22.5 million outstanding on our term loan and $3.7 million outstanding on our equipment term loan as of April 1, 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
During the second quarter of fiscal year 2015, we entered into an interest rate swap contract with a notional amount of $25.0 million related to the borrowings outstanding under the term loan. As of April 1, 2017, the remaining notional amount of the interest rate swap contract was $17.5 million. Our only material interest rate risk is associated with our revolving credit facility, term loan and equipment term loan. Through the use of the interest rate swap, as described above, we fixed the basis on which we pay interest on our term loan, thus eliminating some of our interest rate risk. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts and swaps to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $60.7 million of foreign currency forward contracts and swaps as of April 1, 2017. The fair value of these contracts and swaps was $(7.6) million. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of April 1, 2017, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings
We are involved in various legal actions arising in the ordinary course of business. During the second quarter of fiscal year 2017, the Company commenced the arbitration process with a former customer related to amounts we believe should be reimbursed by this former customer based on the terms of the manufacturing agreement. A range for possible outcomes cannot be determined at this time. The Company has not accrued for any potential loss related to this claim and legal costs are being expensed as incurred. The ultimate disposition of these matters could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	May 4, 2017
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brett R. Larsen
Brett R. Larsen	Date:	May 4, 2017
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)