Form 10-K
period 2017-07-01
KEY TRONIC CORP
filed 2017-09-11
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-K
 ____________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JULY 1, 2017
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
As of December 31, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $79.8 million based on the closing price as reported on the NASDAQ.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,759,680 shares of common stock were outstanding as of September 6, 2017.
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
2017 FORM 10-K

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
Acquisition
On September 3, 2014, we completed the acquisition of all of the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics), which added five locations (four in North America and one in Mexico). This acquisition expanded our printed circuit board assembly capacity, total revenue, and added to and diversified our customer base with the addition of many new multi-national companies. Subsequent to the acquisition, the Reynosa, Mexico operations were transferred to the Company’s existing Juarez, Mexico facilities. During the second quarter of fiscal year 2017, we closed the Harrodsburg, Kentucky facility in order to improve operating efficiencies. The remaining programs from the Kentucky facility have been transferred to other Key Tronic facilities.
Our Industry and Strategy
The expansion of the EMS industry and our acquisitions have allowed us to continue to expand our customer base and the industries that we serve. The increase in new programs represents a growing portion of our revenue and a promising foundation for our future. In keeping with our long-term strategic objectives, we have been successfully building a more diversified customer portfolio, spanning a wider range of industries. We currently offer our customers the following services: integrated electronic and mechanical engineering, precision plastic molding, sheet metal fabrication, printed circuit board (PCB) and complete product assembly, component selection, sourcing and procurement, worldwide logistics, and new product testing and production all at competitive pricing due to our global footprint. We differentiate ourselves from others our size and larger in the EMS industry by providing vertical integration, a flexible and responsive approach to our customer’s changing supply demand, and complete design engineering support.

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
The EMS industry is intensely competitive. Although our customer base is growing, we still have less than 1% of the potential global market and our revenue can fluctuate significantly due to reliance on a concentrated base of customers. We are planning for new customer growth in the coming quarters by securing new programs with new and existing customers, increasing our worldwide manufacturing capacity, leveraging further our design engineering capabilities and continuing to improve our manufacturing and procurement processes. Ongoing challenges that we face include but are not limited to the following: Continuing to win programs from new and existing customers, balancing capital employed, production capacity and key personnel in support of new customer programs, improving operating efficiencies, controlling costs while developing competitive pricing strategies, and successfully transitioning new program wins to full production.
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
For the fiscal years 2017, 2016 and 2015, the five largest customers in each year accounted for 42%, 41% and 42% of combined total net sales, respectively. We continue to diversify our customer base by adding additional programs and customers. We expect net sales to our five largest customers as a percentage of total net sales to approximate current levels going forward.
The following table represents all customers that represented 10% or more of total net sales during the last three fiscal years:

	Percentage of Net Sales by Fiscal Year
	2017	2016	2015
Customer A	18%	18%	17%
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
Research, Development, and Engineering
As part of our long-term strategy, we are committed to supporting our customers by providing research, development, and engineering services. We have recently seen an increase in the success of providing design support on existing and potential customers in differentiating ourselves. These services allow us to facilitate in optimizing new product designs, and the production processes of our customers' programs.
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
As of July 1, 2017 we had 5,038 full-time employees compared to 4,947 on July 2, 2016, and 4,866 on June 27, 2015. Since we can have significant fluctuations in product demand, we seek to maintain flexibility in our workforce by utilizing skilled temporary and short-term contract labor in our manufacturing facilities in addition to full-time employees.
Backlog
On July 29, 2017 our order backlog was valued at approximately $126.9 million, compared to approximately $122.2 million on July 30, 2016. The amount of backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue. Due to the relationships with our customers, we will occasionally allow orders to be canceled or rescheduled and as a result it is not a meaningful indicator of future financial results. If there are canceled or rescheduled orders, we typically negotiate fees to cover the costs we have incurred. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next twelve months, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.
Foreign Markets
Information concerning net sales and long-lived assets (property, plant, and equipment) by geographic areas is set forth in Note 12, “Enterprise-Wide Disclosures” of the consolidated financial statements of this Annual Report on Form 10-K and that information is incorporated herein.

Executive Officers of the Registrant
The table below sets forth the name, current age and current position of our executive officers and other significant employees:

Name	Age	Positions Held
Executive Officers
Craig D. Gates	58	President and Chief Executive Officer
Brett R. Larsen	44	Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Douglas G. Burkhardt	59	Executive Vice President of Worldwide Operations
Philip S. Hochberg	55	Executive Vice President of Business Development
Lawrence J. Bostwick	65	Vice President of Regulatory Affairs
David H. Knaggs	36	Vice President of Quality
Frank Crispigna III	56	Vice President of Materials
Duane D. Mackleit	49	Vice President of Program Management
Chad T. Orebaugh	46	Vice President of Engineering
Executive Officers
CRAIG D. GATES – President and Chief Executive Officer
Mr. Gates, age 58, has been President and Chief Executive officer of the Company since April 2009. Previously, he was Executive Vice President and General Manager from August 2002 to April 2009. He served as Executive Vice President of Marketing, Engineering and Sales from July 1997 to August 2002 and served as Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. From 1982 to 1991 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana.
BRETT R. LARSEN – Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Mr. Larsen, age 44, has served as Executive Vice President of Administration, Chief Financial Officer, and Treasurer since July 2015. Previously, he was Vice President of Finance and Controller from February 2010 to July 2015. He was Chief Financial Officer of FLSmidth Spokane, Inc. from December 2008 to February 2010. From October 2005 through November 2008, Mr. Larsen served as Controller of Key Tronic Corporation. From May 2004 to October 2005, Mr. Larsen served as Manager of Financial Reporting of Key Tronic Corporation. From 2002 to May 2004, Mr. Larsen was an audit manager for the public accounting firm BDO USA, LLP. He also held various auditing and supervisory positions with Grant Thornton LLP from 1997 to 2002. Mr. Larsen has a Bachelor of Science degree in Accounting and a Masters degree in Accounting from Brigham Young University and is a Certified Public Accountant.
DOUGLAS G. BURKHARDT – Executive Vice President of Worldwide Operations
Mr. Burkhardt, age 59, has been Executive Vice President of Worldwide Operations of the Company since July 2010. Previously Mr. Burkhardt was Vice President of Worldwide Operations from July 2008 to July 2010 and Director of China Operations and Program Management from January 2006 to July 2008. Mr. Burkhardt also served as Director of Northwest and China Operations from November of 1998 to January of 2006. Mr. Burkhardt also served as Director of Customer Satisfaction from March 1997 to November 1998 and Director of Molding from September of 1995 to March of 1997. Prior to this, Mr. Burkhardt served in other various senior management positions within the Company. Mr. Burkhardt has been with the Company since May of 1989. Prior to joining Key Tronic, Mr. Burkhardt worked for House of Aluminum and Glass for 12 years where he was the plant manager.
PHILIP S. HOCHBERG – Executive Vice President of Business Development
Mr. Hochberg, age 55, has been Executive Vice President of Business Development since July 2012. Prior to this, Mr. Hochberg served as Vice President of Business Development from October 2009 through June 2012. He was Director of Business Development and Program Management from July 2008 to October 2009. Mr. Hochberg served as Director of Business Development from October 2004 to July 2008 and as Director of EMS Sales and Marketing from July 2000 to October 2004. Prior to joining Key Tronic, Mr. Hochberg worked for Quinton Instrument Company as their Director of Marketing and Product Management from 1992 to 2000. From 1988 to 1992, he was employed by SpaceLabs Medical as their Business Development Marketing Manager. Mr. Hochberg has an MBA from the University of British Columbia, a BA in Psychology, with a minor in Business from Washington University in St. Louis.

LAWRENCE J. BOSTWICK – Vice President of Regulatory Affairs
Mr. Bostwick, age 65, has been Vice President of Engineering and Quality since July 2008. Previously he was Director of Engineering and Quality from February 2007 to July 2008 and served as Corporate Director of Quality from February 2006 to February 2007. From 2003 to 2006 he was Director of Supply Chain Management and Quality for the Lancer Corporation and from 1998 to 2003 he was Vice President of Operations for Thermacore International. He is a graduate of the Westinghouse and General Electric – Engineering and Manufacturing Professional Development Programs. He is certified in both Quality and Industrial Engineering and is a Lean – Six Sigma Master Black Belt. Mr. Bostwick has a combined B.S. degree in Production and Operation and Industrial Engineering from Bowling Green State University and a Masters degree in Industrial Engineering and Business Administration from Syracuse University.
DAVID H. KNAGGS – Vice President of Quality
Mr. Knaggs, age 36, has been Vice President of Quality of the company since October 2016. Before joining KeyTronicEMS, Mr. Knaggs worked at Telect, Inc. from 2008 to 2016 as their Director of Engineering. Prior to that, he worked at Isothermal Systems Research as Lead Systems Engineer from 2003 to 2008. He has a Bachelor of Science degree in Mechanical Engineering with a minor in mathematics from the University of Washington.
FRANK CRISPIGNA III – Vice President of Materials
Mr. Crispigna, age 56, has been Vice President of Materials of the company since October 2011. Prior to this, Mr. Crispigna held a variety of Materials and Supply Chain positions at Plexus Corporation since 1997, most recently serving as the Director – Supply Chain Solutions from 2005 - 2011. He has a Masters degree in Business Administration, and a Bachelor of Business Administration Degree in Marketing from the University of Wisconsin – Oshkosh. Mr. Crispigna also is a C.P.M., and received his certification in Supply Chain Leadership from the University of Wisconsin.
DUANE D. MACKLEIT – Vice President of Program Management
Mr. Mackleit, age 49, has been Vice President of Program Management of the company since July 2012. He served as Director of Program Management from July 2008 through June 2012. From May 2006 to July 2008 he served as Principal Program Manager. Prior to that, he served as Program Manager from March 2002 to May 2006 and Associate Program Manager from August 2000 to March 2002. Mr. Mackleit has also held several other positions with Key Tronic Corporation. Mr. Mackleit has an AA in Business from Spokane Falls Community College and a BA in Business/Marketing from Eastern Washington University. He also holds a MBA from Gonzaga University.
CHAD T. OREBAUGH – Vice President of Engineering
Mr. Orebaugh, age 46, has been Vice President of Engineering since April 2017. Prior to this, Mr. Orebaugh served as Director of Engineering since May 2013. From April 2010 to May 2013, he served as Manager of Engineering. From January 2000 to April 2010 he served as Lead Mechanical Engineer. Prior to that, he served as Mechanical Engineer from October 1998 to January 2000 and Associate Mechanical Engineer since October 1997. Mr. Orebaugh holds a BA in Mechanical Engineering from Gonzaga University.
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
Our quarterly operating results have varied in the past and may vary in the future due to a variety of factors, including adverse changes in the U.S. and global macroeconomic environment, volatility in overall demand for our customers’ products, success of customers’ programs, timing of new programs, new product introductions or technological advances by us, our customers and our competitors, and changes in pricing policies by us, our customers, our suppliers, and our competitors. Our customer base is diverse in the markets they serve, however, decreases in demand, particularly from customers in certain industries could affect future quarterly results. Additionally, our customers could be adversely impacted by illiquidity in the credit markets which could directly impact our operating results.
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
There is no assurance that we will be able to retain or renew our credit agreements in the future. In the event the business grows rapidly or there is uncertainty in the macroeconomic climate, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that we will be able to obtain equity or debt financing at acceptable terms, or at all in the future. In addition, we have restrictive covenants with our financial institution which could impact how we manage our business. If we cannot meet our financial covenants, our borrowings could become immediately payable which could have a material adverse impact on our financial statements. For a summary of our banking arrangements, see Note 4 Long-Term Debt of the “Notes to Consolidated Financial Statements.”
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
Start-up costs and inefficiencies related to new or transferred programs can adversely affect our operating results and such costs may not be recoverable if such new programs or transferred programs are canceled or don’t meet expected sales volumes.
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
Our stock price is volatile.
Holders of the common stock will suffer immediate dilution to the extent outstanding equity awards are exercised to purchase common stock. Our stock price may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to us such as our stock's thinly traded nature, variations in quarterly operating results or changes in earnings estimates, or to factors relating to the EMS industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.
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
Our business is experiencing growth which can place considerable additional demands upon our management team and our operational, financial and management information systems. Our ability to manage growth effectively requires us to continue to implement and improve these systems; avoid cost overruns; maintain customer, supplier and other favorable business relationships during possible transition periods; continue to develop the management skills of our managers and supervisors; and continue to train, motivate and manage our employees. Our failure to effectively manage growth could have a material adverse effect on our results of operations.

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
In the past, we have been notified of claims relating to various matters including contractual matters, intellectual property rights or other issues arising in the ordinary course of business. In the event of such a claim, we may be required to spend a significant amount of money to defend or otherwise address the claim. The Company is currently involved in an arbitration claim with a former customer to collect a significant payment for excess inventory purchased to an existing manufacturing agreement in place at the time. Any litigation or dispute resolution, even where a claim is without merit, could result in substantial costs and diversion of resources. Accordingly, the resolution or adjudication of such disputes, even those encountered in the ordinary course of business, could have a material adverse effect on our business, consolidated financial conditions and results of operations.
Our levels of insurance coverage may not be sufficient for potential damages, claims or losses.
We have various forms of business and liability insurance which we believe are appropriate based on the needs of companies in our industry. As a result, not all of our potential business risks or potential losses would be covered by our insurance policies. If we sustain a significant claim or loss which is not covered by insurance, our net income could be negatively impacted.

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

Changes in financial accounting standards may affect our reported financial condition or results of operations as well increase costs related to implementation of new standards and modifications to internal controls.
Our consolidated financial statements are prepared in conformity with accounting standards generally accepted in the United States, or U.S. GAAP. These principles are subject to amendments made primarily by the Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission (SEC). A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. For example, significant changes to revenue recognition rules will be effective for us in fiscal 2019 and we may incur significant costs to implement this new rule. Changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, the continued convergence of U.S. GAAP and International Financial Reporting Standards ("IFRS") creates uncertainty as to the financial accounting policies and practices we will need to adopt in the future.

Item 1B.	UNRESOLVED STAFF COMMENTS
None

Item 2.	PROPERTIES AS OF DATE OF FILING
We have manufacturing and sales operations located in the United States, Mexico, and China. The table below lists the locations and square footage of our operating facilities:

Location	Approx. Sq. Ft.	Type of Interest (Leased/Owned)	Description of Use
Corinth, Mississippi	350,000	Leased	Manufacturing and warehouse
El Paso, Texas	80,000	Leased	Shipping and warehouse
Fayetteville, Arkansas	175,000	Leased	Manufacturing and warehouse
Harrodsburg, Kentucky (1)	22,000	Owned	Manufacturing and warehouse
Louisville, Kentucky	2,000	Leased	Administration
Oakdale, Minnesota	60,000	Leased	Manufacturing and warehouse
Spokane Valley, Washington	95,000	Leased	Sales, research, administration and manufacturing
Spokane Valley, Washington	36,000	Leased	Manufacturing
Total USA	820,000
Juarez, Mexico	193,000	Leased	Warehouse
Juarez, Mexico	174,000	Owned	Manufacturing
Juarez, Mexico	115,000	Owned	Manufacturing and warehouse
Juarez, Mexico	103,000	Owned	Manufacturing and warehouse
Juarez, Mexico	72,000	Leased	Manufacturing
Juarez, Mexico	66,000	Owned	Manufacturing and warehouse
Juarez, Mexico	60,000	Owned	Manufacturing and warehouse
Total Mexico	783,000
Shanghai, China	121,000	Leased	Manufacturing and warehouse
Shanghai, China	36,000	Leased	Manufacturing
Total China	157,000
Grand Total	1,760,000

(1)
During fiscal year 2017, we closed the Harrodsburg, Kentucky location and transferred customer programs to other facilities in the USA. The facility is currently listed for sale. Additionally, the property is not yet actively marketed and sale of the building in less than one year is not probable at this time. As such, the property is appropriately being reported in Property, Plant, and Equipment.

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

All of our facilities are ISO certified to ISO 9001:2008 standard and to Customs Trade Partnership against Terrorism (CTPAT). In addition, the Juarez, Mexico; Shanghai, China and Spokane, Washington facilities are registered/certified to ISO/TS 16949 automotive standard, AS 9100C aviation, space and defense standard, ISO 13485 medical devices, ISO 14001 environmental standard, ANSI/ESD S20.20-2007 Electrostatic Discharge Control Program, OHSAS 18001 Occupational Health and Safety standard, and SA8000 / ISO 2600 social accountability standard. Oakdale, Minnesota is additionally registered to ISO-13485:2003 medical devices standard, AS9100C aviation, space and defense standard, and NADCAP certified. The Spokane, Washington and Juarez, Mexico facilities are additionally registered to ISO/IEC 80079-34 explosive atmospheres. Additionally, Juarez, Mexico is registered by the NSF for water products. The Oakdale, Minnesota; Corinth, Mississippi; Fayetteville, Arkansas and Spokane, Washington facilities are all registered by the U.S. State Department for International Traffic in Arms Regulations (ITAR).

Item 3.	LEGAL PROCEEDINGS
We are a party to certain lawsuits or claims in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flow. Refer to Commitment and Contingencies footnote for further details on litigation in the fiscal year.

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable
PART II

Item 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Market, formerly the NASDAQ National Market System under the symbol “KTCC.” Quarterly high and low sales prices for our common stock for fiscal years 2017 and 2016 were as follows:

	2017		2016
	High	Low	High	Low
First Quarter	$8.28	$7.23	$11.15	$9.75
Second Quarter	8.18	7.08	10.39	7.50
Third Quarter	8.20	7.08	8.47	6.09
Fourth Quarter	8.00	6.69	8.97	6.99
High and low stock prices are based on the daily sales prices reported by the NASDAQ Stock Market. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.
Holders and Dividends
As of July 1, 2017, we had 688 shareholders of common stock on record. As a result of our credit agreement with Wells Fargo Bank, N.A. we are restricted from declaring or paying dividends in cash or stock without the Bank’s prior written consent. We have not paid a cash dividend and do not anticipate payment of dividends in the foreseeable future.
Equity Compensation Plan Information
Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report, under the caption “Securities Authorized for Issuance under Equity Compensation Plans”, and that information is incorporated herein by reference.

Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock with the cumulative total return of the NASDAQ Stock Market (U.S. & Foreign) Index and the NASDAQ Electronic Components Index in fiscal 2017.

	6/30/2012	6/29/2013	6/28/2014	6/27/2015	7/2/2016	7/1/2017
Key Tronic Corporation	100.00	125.61	130.22	129.37	89.68	86.04
NASDAQ Composite	100.00	117.69	155.50	177.19	173.36	221.11
NASDAQ Electronic Components	100.00	108.97	149.17	164.19	178.10	251.18

Item 6:	SELECTED FINANCIAL DATA
The following selected data is derived from our audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes, and other information included in this report.
Financial Highlights
(In thousands, except for Supplemental Data and Per Share Amounts)

	Fiscal Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015 (3)	June 28, 2014(3)	June 29, 2013
Consolidated Statements of Operations Data:
Net sales	$467,797	$484,965	$433,997	$305,394	$361,033
Gross profit	38,300	38,825	33,305	26,854	34,512
Gross margin percentage	8.2%	8.0%	7.7%	8.8%	9.6%
Operating income	9,544	10,416	6,653	9,304	18,126
Operating margin percentage	2.0%	2.1%	1.5%	3.0%	5.0%
Net income	5,617	6,533	4,304	7,613	12,583
Earnings per share – diluted	0.51	0.58	0.38	0.67	1.12
Consolidated Cash Flow Data:
Cash flows provided by operations	9,425	4,580	7,667	1,458	29,282
Capital expenditures	9,307	13,277	8,808	7,763	3,470
Consolidated Balance Sheet Data:
Net working capital (1)	100,440	97,349	98,318	71,049	73,827
Total assets	232,840	235,924	230,794	156,660	135,130
Long-term liabilities	38,520	46,232	43,237	848	3,030
Shareholders’ equity	116,567	105,582	100,768	103,645	94,160
Book value per share (2)	$10.83	$9.84	$9.42	$9.83	$8.97
Supplemental Data:
Number of shares outstanding at year-end	10,759,680	10,725,349	10,706,136	10,546,750	10,502,188
Number of employees at year-end	5,038	4,947	4,866	3,343	2,584
Approximate square footage of operational facilities	1,760,000	1,828,000	1,892,000	1,139,000	1,011,000

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
Executive Summary
During fiscal 2017, our revenue and margins were impacted by declining demand from some longstanding customers, which was not yet offset by the continued ramp in revenue from our new programs. While the EMS business is very competitive, we continued to win new business during the year, including two new programs involving gaming and seismic monitoring devices awarded in the fourth quarter, bringing the total number of significant program wins to nine for the fiscal year.
Net sales of $467.8 million for fiscal year 2017 decreased by 3.5 percent as compared to net sales of $485.0 million in fiscal year 2016. The decrease in net sales was primarily driven by a decrease in net sales from the former longstanding customer and closure of our Harrodsburg, Kentucky facility which has been discussed in prior quarters, partially offset by an increase in new program wins.
Throughout fiscal 2017, we made significant investments in improving our customer support organization and expanding our SMT, sheet metal and plastic molding capabilities in preparation for future growth. Moving into fiscal 2018, we continue to see a strong pipeline of potential new business and our new programs continue to ramp. We believe we’re well positioned to see growth in revenue and increasing profitability in the second half of the year
For the first quarter of fiscal year 2018, the Company expects to report revenue in the range of $110 million to $115 million. Future results will depend on actual levels of customers’ orders, the timing of the start-up of production of new product programs and the potential impact of the geopolitical uncertainty. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.
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
Gross profit as a percent of net sales was 8.2 percent in fiscal year 2017 compared to 8.0 percent for the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily related to a decrease in material related costs partially offset by an increase in certain overhead costs. The level of gross margin is impacted by product mix, timing of the startup of new programs, facility utilization, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter and year to year.
Operating income as a percentage of net sales for fiscal year 2017 was 2.0 percent compared to 2.1 percent for fiscal year 2016. The decrease in operating income as a percentage of net sales was primarily due to an increase in selling, general and administrative expenses. This increase in SG&A expenses is primarily related to an increase in legal fees.
Net income for fiscal year 2017 was $5.6 million or $0.51 per diluted share, as compared to net income of $6.5 million or $0.58 per diluted share for fiscal year 2016. The decrease in net income for fiscal year 2017 as compared to fiscal year 2016 was primarily driven by the decrease in net revenue as described above.

We maintain a strong balance sheet with a current ratio of 2.3 and a debt to equity ratio of 0.37. Total cash provided by operating activities as defined on our cash flow statement was $9.4 million during fiscal year 2017. We maintain sufficient liquidity for our expected future operations. As of July 1, 2017, we had $18.3 million outstanding on our revolving line of credit with Wells Fargo Bank, N.A. As a result, $26.3 million remained available to borrow as of July 1, 2017. We believe cash flow from operations, our borrowing capacity, our accounts receivable sale program, and equipment financing should provide adequate capital for planned growth over the long term.
RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended July 1, 2017 with the Fiscal Year Ended July 2, 2016
The following table sets forth for the periods indicated certain items of the consolidated statements of income expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Fiscal Year Ended
	July 1, 2017	% of net sales	July 2, 2016	% of net sales	$ change	% point change
Net sales	$467,797	100.0%	$484,965	100.0%	$(17,168)	—
Cost of sales	429,497	91.8	446,140	92.0	(16,643)	(0.2)
Gross profit	38,300	8.2	38,825	8.0	(525)	0.2
Operating expenses:
Research, development and engineering	6,393	1.4	6,397	1.3	(4)	0.1
Selling, general and administrative	22,363	4.8	22,012	4.5	351	0.3
Total operating expenses	28,756	6.2	28,409	5.8	347	0.4
Operating income	9,544	2.0	10,416	2.1	(872)	(0.1)
Interest expense, net	2,288	0.4	2,265	0.5	23	(0.1)
Income before income taxes	7,256	1.6	8,151	1.7	(895)	(0.1)
Income tax provision	1,639	0.4	1,618	0.3	21	0.1
Net income	$5,617	1.2%	$6,533	1.3%	$(916)	(0.1)
Effective income tax rate	22.6%		19.9%
Net Sales
The decrease in net sales of $17.2 million from prior year was primarily driven by a decrease in net sales from the former longstanding customer which has been discussed in prior quarters, partially offset by an increase in new program wins.
The following table shows the revenue by industry sectors as a percentage of revenue for fiscal years 2017 and 2016:

	Fiscal Year Ended
	July 1, 2017	July 2, 2016
Industrial	40%	39%
Consumer	35	31
Gaming	9	7
Communication	8	13
Printers	5	6
Computer and Peripheral	2	1
Transportation	1	3
Total	100%	100%
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
Sales to foreign locations represented 22.6 percent and 28.3 percent of our total net sales in fiscal years 2017 and 2016, respectively.

Cost of Sales
Total cost of sales as a percentage of net sales was 91.8 percent and 92.0 percent in fiscal years 2017 and 2016, respectively.
Total cost of materials as a percentage of net sales was approximately 61.7 percent and 63.9 percent in fiscal years 2017 and 2016, respectively. The change from year-to-year is primarily a result of improved pricing of certain raw materials as well as a more favorable product mix.
Production and support costs as a percentage of net sales were 30.1 percent and 28.1 percent in fiscal years 2017 and 2016, respectively. The increase in fiscal year 2017 is primarily related absorption increasing as a percentage of sales during the fiscal year.
We provide a reserve for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage. We also consider our customers' ability to pay for inventory whether or not there is a lead-time assurance agreement for a specific program. The amounts charged to expense for these inventories were approximately $0.5 million and $0.8 million in fiscal years 2017 and 2016, respectively.
We provide warranties on certain products we sell and estimate warranty costs based on historical experience and anticipated product returns. Warranty expense is related to workmanship claims on keyboards and EMS products. The amounts charged to expense are determined based on an estimate of warranty exposure. The net warranty expense was approximately $68,000 and $95,000 in fiscal years 2017 and 2016, respectively.
Gross Profit
Gross profit as a percentage of net sales was 8.2 percent and 8.0 percent in fiscal years 2017, and 2016, respectively. The 0.2 percentage point increase in gross profit as a percentage of net sales during fiscal year 2017 as compared to fiscal year 2016 is primarily related to a 1.7 percentage point decrease in material related costs partially offset by a 1.5 percentage point increase in certain overhead costs. This reflects an increase in gross margin percentage year-over-year as the unprofitable manufacturing facility was closed and trimming non-profitable programs.
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

We took early pay discounts to suppliers that totaled approximately $1.9 million and $1.9 million in fiscal years 2017 and 2016, respectively. Early pay discounts will fluctuate based on our liquidity and changes in the discounts and terms offered by our suppliers.
Research, Development and Engineering
Research, development and engineering expenses (RD&E) consists principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Total RD&E expenses were $6.4 million in fiscal years 2017 and 2016. Total RD&E expenses as a percent of net sales were 1.4 percent and 1.3 percent in fiscal years 2017 and 2016, respectively.
Selling, General and Administrative
Selling, general and administrative expenses (SG&A) consist principally of salaries and benefits, advertising and marketing programs, sales commissions, travel expenses, provision for doubtful accounts, facilities costs, and professional services. Total SG&A expenses were $22.4 million and $22.0 million in fiscal years 2017 and 2016, respectively. Total SG&A expenses as a percent of net sales were 4.8 percent and 4.5 percent in fiscal years 2017 and 2016, respectively. This 0.3 percentage point increase in SG&A as a percentage of net sales is primarily related to an increase in legal fees.
Interest Expense
We had net interest expense of $2.3 million in both fiscal years 2017 and 2016.
Income Tax Provision
We had an income tax expense of approximately $1.6 million during both fiscal years 2017 and 2016. The income tax expense recognized during both fiscal years 2017 and 2016, was primarily a function of U.S., federal, state and foreign taxes recognized at the statutory rates offset by the net benefit associated with federal research and development tax credits and changes in potential foreign tax credits.

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
International Subsidiaries
We offer customers a complete global manufacturing solution. Our facilities provide our customers the opportunity to have their products manufactured in the facility that best serves specific cost, product manufacturing and distribution needs. The locations of active foreign subsidiaries are as follows:

•
Key Tronic Juarez, SA de CV owns five facilities and leases two facilities in Juarez, Mexico. These facilities include an SMT facility, an assembly and molding facility, a sheet metal fabrication facility, and assembly and storage facilities. This subsidiary is primarily used to support our U.S. operations.

•
Key Tronic Computer Peripherals (Shanghai) Co., Ltd. leases two facilities with SMT, assembly, global purchasing and warehouse capabilities in Shanghai, China, which began operations in 1999. Its primary function is to provide EMS services for export.

Foreign sales (based on shipping instructions) from our worldwide operations, including domestic exports, were $105.9 million and $137.4 million in fiscal years 2017 and 2016, respectively. Products and manufacturing services provided by our subsidiary operations are often shipped to customers directly by the parent company.
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

	Fiscal Year Ended
	July 2, 2016	% of net sales	June 27, 2015	% of net sales	$ change	% point change
Net sales	$484,965	100.0%	$433,997	100.0%	$50,968	—
Cost of sales	446,140	92.0	400,692	92.3	45,448	(0.3)
Gross profit	38,825	8.0	33,305	7.7	5,520	0.3
Operating expenses:
Research, development and engineering	6,397	1.3	5,784	1.3	613	—
Selling, general and administrative	22,012	4.5	20,868	4.8	1,144	(0.3)
Total operating expenses	28,409	5.8	26,652	6.1	1,757	(0.3)
Operating income	10,416	2.1	6,653	1.5	3,763	0.6
Interest expense, net	2,265	0.5	1,353	0.3	912	0.2
Income before income taxes	8,151	1.7	5,300	1.2	2,851	0.5
Income tax provision	1,618	0.3	996	0.2	622	0.1
Net income	$6,533	1.3%	$4,304	1.0%	$2,229	0.3
Effective income tax rate	19.9%		18.8%
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
Capital Resources and Liquidity
Operating Cash Flow
Net cash provided by operating activities for fiscal year 2017 was $9.4 million compared to net cash provided by operating activities of $4.6 million and $7.7 million in fiscal years 2016 and 2015, respectively.
The $9.4 million of net cash provided by operating activities during fiscal year 2017 is primarily related to $5.6 million of net income, $7.2 million of depreciation and amortization and a $4.9 million decrease in inventory, partially offset by a $3.5 million increase in accounts receivable and a $5.9 million decrease in accounts payable. The $4.6 million of net cash provided by operating activities during fiscal year 2016 was primarily due to $6.5 million of net income, $6.2 million of depreciation and amortization and an $11.1 million decrease in accounts receivable offset by a $16.2 million increase in inventory and a $2.6 million decrease in accounts payable. The $7.7 million of cash provided by operating activities during fiscal year 2015 was primarily due to $4.3 million of net income, $5.9 million of depreciation and amortization and an $18.0 million increase in accounts payable partially offset by a $14.7 million increase in inventory, a $2.1 million increase in accounts receivable and a $4.2 million increase in other assets.
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our Trade Accounts Receivable Purchase Program. During fiscal years 2017, 2016 and 2015, we factored receivables of $86.5 million, $78.0 million and $12.1 million, respectively, from accounts receivable sold to financial institutions, which are not included on our Consolidated Balance Sheets. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, negotiated supplier terms, and taking advantage of early pay discounts.
Investing Cash Flow
Cash flows used in investing activities were $8.5 million, $5.7 million, and $48.1 million in fiscal years 2017, 2016 and 2015, respectively. Our primary investing activity during fiscal year 2017 was purchasing equipment to support increased production levels for new programs. Our primary investing activities during fiscal year 2016 was the purchase of equipment to support increased production levels for new programs as well as the sale and leaseback of equipment. Our primary investing activities during fiscal year 2015 was the acquisitions of Ayrshire as discussed in further detail in footnote 14 of the “Notes to Consolidated Financial Statements.”
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds and available borrowing capacities. During fiscal years 2017, 2016, and 2015, we received $0.6 million, $13.3 million, and $8.8 million of cash resulting from the sale and leaseback of equipment under operating leases, respectively.

Financing Cash Flow
Cash flows used in financing activities were $1.6 million in fiscal year 2017 as compared to cash flows provided by financing activities of $1.7 million and $35.0 million in fiscal years 2016 and 2015, respectively. Our primary financing activities during fiscal year 2017 was the funding of a $3.9 million equipment term loan, repayments on our term loans of $5.4 million as well as borrowings and repayments under our revolving line of credit facility. Our primary financing activities during fiscal year 2016 were repayments on our term loan of $5.0 million as well as borrowings and repayments under our revolving line of credit facility. Our primary financing activities during fiscal year 2015 were borrowings on our term loan of $31.3 million, net of repayments related to the Ayrshire acquisition, borrowings and repayments under our revolving line of credit facility and net repayments of $7.9 million related to the accounts receivable transfer program with Wells Fargo Bank N.A.
As of July 1, 2017, the Company had an outstanding balance on the line of credit of $18.3 million. We had availability to borrow an additional $26.3 million under the Wells Fargo line of credit and we were in compliance with our loan covenants. Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and fixed asset financing will be sufficient to meet our working and fixed capital requirements for the foreseeable future.
As of July 1, 2017, we had approximately $0.4 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company could be subject to additional income taxes payable in the U.S. The total amount of U.S. taxes required to be paid for the amount of foreign subsidiary cash on hand as of July 1, 2017 would approximate $37,000. The Company also has approximately $28.4 million of foreign earnings that have not been repatriated to the U.S. Of that amount, the Company estimates that $13.4 million is to be repatriated in the future, requiring U.S. taxes of $1.4 million that is currently accrued in our deferred tax liabilities. The remaining $15.0 million is considered to be permanently reinvested in Mexico and China. If these amounts were required to be repatriated, we estimate it would create an additional $2.3 million in U.S. tax liability.

Contractual Obligations and Commitments
In the normal course of business, we enter into contracts which obligate us to make payments in the future. The table below sets forth our significant future obligations by fiscal year:
Payments Due by Fiscal Year (in thousands)

	Total	2018	2019	2020	2021	2022	Thereafter
Term loans (1)	$24,733	$5,871	$5,871	$12,120	$871	$—	$—
Wells Fargo Bank N.A. revolving loan (2)	$18,335	$—	$—	$18,335	$—	$—	$—
Operating leases (3)	$14,892	$6,747	$3,979	$1,873	$1,114	$325	$854
Purchase orders (4)

(1)
The terms of the Wells Fargo Bank N.A. term loans are discussed in the consolidated financial statements at Note 4, “Long-Term Debt.” Principal on the term loan is payable in equal quarterly installments of $1.25 million through June 15, 2019, with final installment of all remaining unpaid principal due on August 31, 2019. The equipment term loan is payable in equal quarterly payments of approximately $0.2 million which commenced on March 31, 2017 and will continue through the maturity of the equipment term loan on June 30, 2021.

(2)
The terms of the Wells Fargo Bank N.A. revolving loan are discussed in the consolidated financial statements at Note 4, “Long-Term Debt.” As of July 1, 2017, we were in compliance with our loan covenants. Breaching these covenants could have resulted in a material impact on our operations or financial condition and could impact our ability to borrow under this facility in the future.

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

(4)
As of July 1, 2017, we had open purchase order commitments for materials and other supplies of approximately $28.9 million. Included in the open purchase orders are various blanket orders for annual requirements. Actual needs under these blanket purchase orders fluctuate with our manufacturing levels and as such cannot be broken out between fiscal years. In addition, we have contracts with many of our customers that minimize our exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with our suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations.

In addition to the cash requirements presented above, we have various other accruals which are not included in the table above. For example, we owe our suppliers approximately $53.1 million for accounts payable and shipments in transit at the end of the fiscal year. We generally pay our suppliers in a range from 30 to 120 days depending on terms offered. These payments are financed by operating cash flows and our revolving line of credit.
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
Inactive, Obsolete, and Surplus Inventory Reserve
Inventories are stated at the lower of cost or net realizable value. Cost is determined principally using the first-in, first-out (FIFO) method. We reserve for inventories that we deem inactive, obsolete or surplus. This reserve is calculated based upon the demand for the products that we produce. Demand is determined by expected sales, customer purchase orders, or customer forecasts. If expected sales do not materialize, then we would have inventory in excess of our reserves and would have to charge the excess against future earnings. In the case where we have purchased material based upon a customer’s forecast or purchase orders, we are usually covered by lead-time assurance agreements or purchase orders with each customer. These contracts state that the financial liability for material purchased within agreed upon lead-time and based upon the customer’s forecasts, lies with the customer. If we purchase material outside the lead-time assurance agreement and the customer’s forecasts do not materialize or if we have no lead-time assurance agreement for a specific program, we would have the financial liability and may have to charge inactive, obsolete or surplus inventory against earnings. We also reserve for inventory related to specific customers covered by lead-time assurance agreements when those customers are experiencing financial difficulties or reimbursement is not reasonably assured.
Allowance for Doubtful Accounts
We value our accounts receivable net of an allowance for doubtful accounts. As of July 1, 2017 and July 2, 2016, the allowance for doubtful accounts was approximately $0.1 million, respectively. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.
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

Impairment of Goodwill
In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value then the Company is not required to take further action. However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. The Company utilizes a weighting of the income approach and a market approach in the impairment test. We also consider valuation factors including the Company's market capitalization, future discounted cash flows and an estimated control premium based upon a review of comparable market transactions. Our consideration of discounted future cashflows included assumptions regarding growth rates and margins based on our historical trends. In addition, we applied a market discount rate calculated based upon an analysis of companies similar in size. If our future cash flows do not meet our projections or there is an event that impacts our market capitalization, the assumptions used in our goodwill analysis could be negatively impacted. The estimated fair value of the reporting unit exceeded the carrying value by approximately 20%. We will continue to monitor our market capitalization and impairment indicators.
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility and term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility and term loans fluctuate with the Wells Fargo Bank N.A. prime rate and LIBOR rates. There was outstanding $18.3 million in borrowings under our revolving credit facility and $24.6 million outstanding on our term loans as of July 1, 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loan.
Our only material interest rate risk is associated with our revolving credit facility and term loans. During the second quarter of fiscal year 2015, we entered into an interest rate swap contract with a notional amount of $25.0 million related to the borrowings outstanding under the term loan and revolving credit facility. As of July 1, 2017, the remaining notional amount of the interest rate swap contract was $14.5 million. Through the use of the interest rate swap, as described above, we fixed the basis on which we pay interest, thus eliminating much of our interest rate risk. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was $55.7 million of foreign currency forward contracts outstanding as of July 1, 2017. The fair value of these contracts was approximately $(4.1) million. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Key Tronic Corporation
Spokane Valley, Washington
We have audited the accompanying consolidated balance sheets of Key Tronic Corporation as of July 1, 2017 and July 2, 2016 and the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended July 1, 2017. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Tronic Corporation at July 1, 2017 and July 2, 2016, and the results of its operations and its cash flows for each of the three years in the period ended July 1, 2017, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Key Tronic Corporation's internal control over financial reporting as of July 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 17, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington
September 8, 2017

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 1, 2017	July 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$373	$1,018
Trade receivables, net of allowance for doubtful accounts of $84 and $135	65,193	61,678
Inventories, net	101,590	107,006
Other	11,037	11,757
Total current assets	178,193	181,459
Property, plant and equipment, net	30,496	27,925
Other assets:
Deferred income tax asset	6,981	8,982
Goodwill	9,957	9,957
Other intangible assets, net	4,800	5,928
Other	2,413	1,673
Total other assets	24,151	26,540
Total assets	$232,840	$235,924
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,078	$58,967
Accrued compensation and vacation	10,005	9,571
Current portion of debt, net	5,841	5,000
Other	8,829	10,572
Total current liabilities	77,753	84,110
Long-term liabilities:
Term loans	18,773	21,250
Revolving loan	18,335	18,073
Other long-term obligations	1,412	6,909
Total long-term liabilities	38,520	46,232
Total liabilities	116,273	130,342
Commitments and contingencies (Note 4 and 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,760 and 10,725 shares, respectively	45,797	45,227
Retained earnings	73,545	67,928
Accumulated other comprehensive loss	(2,775)	(7,573)
Total shareholders’ equity	116,567	105,582
Total liabilities and shareholders’ equity	$232,840	$235,924
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Net sales	$467,797	$484,965	$433,997
Cost of sales	429,497	446,140	400,692
Gross profit	38,300	38,825	33,305
Research, development and engineering expenses	6,393	6,397	5,784
Selling, general and administrative expenses	22,363	22,012	20,868
Total operating expenses	28,756	28,409	26,652
Operating income	9,544	10,416	6,653
Interest expense, net	2,288	2,265	1,353
Income before income taxes	7,256	8,151	5,300
Income tax provision	1,639	1,618	996
Net income	$5,617	$6,533	$4,304
Net income per share — Basic	$0.52	$0.61	$0.41
Weighted average shares outstanding — Basic	10,756	10,710	10,572
Net income per share — Diluted	$0.51	$0.58	$0.38
Weighted average shares outstanding — Diluted	10,917	11,278	11,286
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Comprehensive income (loss):
Net income	$5,617	$6,533	$4,304
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	4,798	(2,810)	(7,166)
Comprehensive income (loss)	$10,415	$3,723	$(2,862)

Other comprehensive income (loss) for fiscal years 2017, 2016, and 2015 is reflected net of tax provision (benefit) of approximately $2.5 million, $(1.4) million and $(3.7) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Operating activities:
Net income	$5,617	$6,533	$4,304
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,232	6,162	5,910
Amortization of deferred loan costs	17	—	—
Excess tax benefit from exercise of stock options	—	(402)	(50)
Provision for obsolete inventory	496	757	520
Provision for warranty	68	95	115
(Recovery of) provision for doubtful accounts	(10)	38	97
Loss on disposal of assets	101	—	70
Share-based compensation expense	692	764	732
Deferred income taxes	(471)	(1,313)	(1,517)
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(3,505)	11,136	(2,080)
Inventories	4,920	(16,169)	(14,708)
Other assets	636	1,739	(4,249)
Accounts payable	(5,889)	(2,561)	17,999
Accrued compensation and vacation	434	104	(283)
Other liabilities	(913)	(2,303)	807
Cash provided by operating activities	9,425	4,580	7,667
Investing activities:
Payment for acquisition, net of cash acquired	—	—	(47,964)
Purchases of property and equipment	(9,307)	(13,277)	(8,808)
Proceeds from sale of fixed assets	834	7,612	8,641
Cash used in investing activities	(8,473)	(5,665)	(48,131)
Financing activities:
Payment of financing costs	(221)	(113)	(62)
Proceeds from issuance of long term debt	3,919	—	35,000
Repayments of long term debt	(5,435)	(5,000)	(3,750)
Borrowings under revolving credit agreement	161,240	197,568	137,987
Repayments of revolving credit agreement	(160,978)	(191,126)	(126,356)
Proceeds from accounts receivable transfer agreement	—	—	1,116
Payments towards accounts receivable transfer agreement	—	—	(8,969)
Excess tax benefit from exercise of stock options	—	402	50
Proceeds from exercise of stock options	—	—	17
Tax withholding from exercise of share-based compensation	(122)	—	—
Cash (used in) provided by financing activities	(1,597)	1,731	35,033
Net (decrease) increase in cash and cash equivalents	(645)	646	(5,431)
Cash and cash equivalents, beginning of period	1,018	372	5,803
Cash and cash equivalents, end of period	$373	$1,018	$372
Supplemental cash flow information:
Interest payments	$2,238	$2,308	$1,221
Income tax payments, net of refunds	$1,799	$813	$3,274
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, June 28, 2014	10,547	$44,151	$57,091	$2,403	$103,645
Net income	—	—	4,304	—	4,304
Unrealized loss on hedging instruments, net	—	—	—	(7,166)	(7,166)
Exercise of stock options	5	17	—	—	17
Exercise of stock appreciation rights	223	—	—	—	—
Shares withheld for taxes	(69)	(814)	—	—	(814)
Share-based compensation	—	732	—	—	732
Excess tax benefit from share-based compensation	—	50	—	—	50
Balances, June 27, 2015	10,706	$44,136	$61,395	$(4,763)	$100,768
Net income	—	—	6,533	—	6,533
Unrealized loss on hedging instruments, net	—	—	—	(2,810)	(2,810)
Exercise of stock appreciation rights	28	—	—	—	—
Shares withheld for taxes	(9)	(75)	—	—	(75)
Share-based compensation	—	764	—	—	764
Excess tax benefit from share-based compensation	—	402	—	—	402
Balances, July 2, 2016	10,725	$45,227	$67,928	$(7,573)	$105,582
Net income	—	—	5,617	—	5,617
Unrealized gain on hedging instruments, net	—	—	—	4,798	4,798
Exercise of stock appreciation rights	49	—	—	—	—
Shares withheld for taxes	(14)	(122)	—	—	(122)
Share-based compensation	—	692	—	—	692
Balances, July 1, 2017	10,760	$45,797	$73,545	$(2,775)	$116,567
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined principally using the first-in, first-out (FIFO) method. Customer orders are based upon forecasted quantities of product manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demands for products frequently change, sometimes creating excess and obsolete inventories. The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. We also reserve for inventory related to specific customers covered by lead-time assurance agreements when those customers are experiencing financial difficulties or reimbursement is not reasonably assured.
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
The Company performed its annual qualitative Step 0 analysis as of April 2, 2017 and determined a Step 1 analysis was necessary due to market conditions. Based on the results of the Step 1 analysis, the Company concluded that the fair value of the reporting unit was greater than the carrying value of the reporting unit based on a methodology that utilized both an income approach and a market approach. We considered valuation factors including the Company's market capitalization, future discounted cash flows and an estimated control premium based upon a review of comparable market transactions. Our consideration of discounted future cash included assumptions regarding growth rates and margins based on our historical trends. In addition, we applied a market discount rate calculated based upon an analysis of companies similar in size. The estimated fair value of the reporting unit exceeded the carrying value by approximately 20%. We will continue to monitor our market capitalization and impairment indicators.
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
Revenues and associated costs from engineering design, development services and tooling, which are performed under contract of short term durations, are recognized only after the completed performance of the service. Revenue from engineering design, development services and tooling represented approximately 2.1 percent, 1.7 percent and 2.5 percent of total revenue in fiscal years 2017, 2016, and 2015, respectively.
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at July 1, 2017 and July 2, 2016, reasonably approximate their fair value. The Company had an outstanding balance on the line of credit of $18.3 million as of July 1, 2017 and $18.1 million as of July 2, 2016, with a carrying value that reasonably approximates the fair value. The Company had an outstanding balance on the term loan of $21.3 million as of July 1, 2017 and $26.3 million as of July 2, 2016, with a carrying value that reasonably approximates the fair value. The equipment term loan is estimated to be $3.5 million as of July 1, 2017, with a carrying value that reasonably approximates the fair value. As of July 2, 2016, the Company did not have a balance under the equipment term loan.
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

Newly Adopted and Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Additionally, disclosures required for revenue recognition will include qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from costs to obtain or fulfill a contract. Such disclosures are more extensive than what is required under existing GAAP. In August 2015, the FASB issued an amendment to defer the effective date of ASU 2014-09 for all entities by one year. This Update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has assessed that the impact of the new guidance will result in a change of the Company's revenue recognition model for electronics manufacturing services from "point in time" upon physical delivery to an "over time" model and believes this transition may have a material impact on the Company's consolidated financial statements upon adoption primarily as it will recognize an increase in contract assets for unbilled receivables with a corresponding reduction in finished goods and work-in-progress inventory. The Company has commenced implementation in accordance with the planned effective date and such efforts are ongoing. Companies have the option of using either a full or modified retrospective approach in applying this standard. The Company has not yet concluded upon its selection of the transition method.
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
In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases which supersedes ASC 840 Leases and creates a new topic, ASC 842 Leases. This update requires lessees to recognize a lease asset and a lease liability for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Upon initial evaluation, the Company believes the new guidance will have a material impact on its consolidated balance sheets when adopted. The Company is currently assessing the timing of adoption.
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
In August 2016, the FASB issued Accounting Standards Update 2016-15 (ASU 2016-15), Classification of Certain Cash Receipts and Cash Payments. This update provides guidance on how to record eight specific cash flow issues. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and a retrospective transition method to each period should be presented. The Company early adopted this guidance during the second quarter of fiscal year 2017 and it had no impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective prospectively to impairment tests beginning June 28, 2020, with early adoption permitted. The Company would apply this guidance to applicable impairment tests after the adoption date. The Company is currently evaluating the effect of this update on its consolidated financial statements.
In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation - Stock Compensation. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This update is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the effect of this update on its consolidated financial statements.
Fiscal Year
The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2017, 2016, and 2015, ended on July 1, 2017, July 2, 2016, and June 27, 2015, respectively. Fiscal year 2017 and 2015 were 52 week years whereas fiscal year 2016 was a 53 week year.

2. INVENTORIES
The components of inventories consist of the following (in thousands):

	July 1, 2017	July 2, 2016
Finished goods	$12,244	$13,384
Work-in-process	20,596	18,988
Raw materials and supplies	68,750	74,634
	$101,590	$107,006

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	Life	July 1, 2017	July 2, 2016
	(in years)	(in thousands)
Land	—	$2,940	$2,940
Buildings and improvements	3 to 30	23,158	23,737
Equipment	1 to 10	57,848	53,095
Furniture and fixtures	3 to 5	3,512	2,924
		87,458	82,696
Accumulated depreciation		(56,962)	(54,771)
		$30,496	$27,925

4. LONG-TERM DEBT
On September 3, 2014, the Company entered into a five-year term loan in the amount of $35.0 million used to acquire all of the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics). The term loan requires quarterly payments of $1.25 million through June 15, 2019, with a final payment of the remaining outstanding balance on August 31, 2019. The Company had an outstanding balance of $21.3 million and $26.3 million under the term loan as of July 1, 2017 and July 2, 2016, respectively.
On August 6, 2015, the Company entered into a First Amendment to the amended and restated credit agreement extending the limit on our line of credit facility to $45.0 million as evidenced by the Second Replacement Revolving Note. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes. The line of credit is secured by substantially all of the assets of the Company and matures on August 31, 2019 at which time all outstanding balances are payable. As of July 1, 2017, the Company had an outstanding balance under the credit facility of $18.3 million, $0.4 million in outstanding letters of credit and $26.3 million available for future borrowings. As of July 2, 2016, the Company had an outstanding balance under the credit facility of $18.1 million, $0.4 million in outstanding letters of credit and $26.5 million available for future borrowings.
On December 28, 2016, the Company entered into an equipment term loan agreement in the amount of $3.9 million in order to further invest in production equipment. The equipment term loan is collateralized by production equipment. Under this loan agreement, equal quarterly payments of approximately $0.2 million commenced on March 31, 2017 and will continue through the maturity of the equipment term loan on June 30, 2021. Amortization of the debt issuance costs is reported as interest expense on the consolidated income statement. As of July 1, 2017, the Company had an outstanding balance of $3.5 million. The Company did not have a balance as of July 2, 2016. The Company has available an additional $2.1 million which can be borrowed in the future under this agreement.
Borrowings under the revolving line of credit, term loan and equipment term loan bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 1.75%, LIBOR plus 2.0% or LIBOR plus 2.25% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The interest rates on the outstanding debt as of July 1, 2017 range from 3.22% - 4.25% compared to 2.45% - 3.50% as of July 2, 2016.
Debt maturities as of July 1, 2017 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2018	$5,871
2019	5,871
2020	30,455
2021	871
2022	—
Total debt	$43,068
Unamortized debt issuance costs	$(119)
Long-term debt, net of debt issuance costs	$42,949
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

5. TRADE ACCOUNTS RECEIVABLE PURCHASE PROGRAMS
Sale Programs
The Company utilizes an Account Purchase Agreement with Wells Fargo Bank, N.A. ("WFB") which allows the Company to sell and assign to WFB and WFB may purchase from Company the accounts receivable of certain Company customers in a maximum aggregate amount outstanding of $20.0 million. This agreement may be cancelled at any time by either party. The Company also has an Account Purchase Agreement with Orbian Financial Services (“Orbian”). This agreement allows the Company to sell accounts receivable of certain customers to Orbian and the agreement may be cancelled at any time by either party.
Total accounts receivables sold during the twelve months ended July 1, 2017 and July 2, 2016 was approximately $86.5 million and $78.0 million, respectively. Accounts receivables sold and not yet collected was approximately $1.6 million and $1.7 million as of July 1, 2017 and July 2, 2016, respectively. The receivables that were sold were removed from the consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the consolidated statements of cash flows.
6. INCOME TAXES
Income tax provision consists of the following:

	Fiscal Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(in thousands)
Current income tax provision:
United States	$1,231	$1,014	$1,701
Foreign	1,206	1,960	975
	2,437	2,974	2,676
Deferred income tax benefit:
United States	(539)	(1,285)	(1,486)
Foreign	(259)	(71)	(194)
	(798)	(1,356)	(1,680)
Total income tax provision	$1,639	$1,618	$996
The Company has gross tax credit carryforwards of approximately $8.2 million at July 1, 2017. Included in total tax credits carryforwards is approximately $7.4 million in research and development (R&D) tax credits.
Management also has reviewed its other deferred tax assets for purposes of determining whether or not a valuation allowance may be required. A valuation allowance against these deferred tax assets is required if it is more likely than not that some of the deferred tax assets will not be realized. Based on the Company’s profitability and estimated future repatriations from foreign subsidiaries, it has been determined that it is more likely than not that the deferred tax assets will be realized.
Management has reviewed and updated as necessary estimates of future repatriations of the undistributed earnings of its foreign subsidiaries. Based on this analysis, management expects to repatriate a portion of the foreign undistributed earnings based on increased sales growth driving additional U.S. capital requirements, cash requirements for potential acquisitions and to potentially implement certain tax strategies. No foreign earnings were repatriated from either foreign subsidiary during fiscal 2017 or 2016. The Company currently estimates that future repatriations from foreign subsidiaries will approximate $13.4 million. As such, as earnings are recognized in the United States, the Company would be subject to U.S. federal and state income taxes and potential withholding taxes are estimated to be approximately $6.6 million. Both the domestic tax and estimated withholding tax have been recorded as part of deferred taxes as of July 1, 2017. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed asset purchases in foreign locations.
The Company has not provided for U.S. income taxes or foreign withholding taxes on approximately $15.0 million of earnings from foreign subsidiaries which are permanently reinvested outside the U.S. The unrecognized net tax provision, after netting U.S. federal and state income tax and any related foreign tax credits, would be approximately $2.3 million associated with these earnings.
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

As a result of the APA, the Company recognized an increased tax liability in Mexico of approximately $0.4 million related to the calendar years 2014-2016. However, the increased costs to the U.S. resulted in a reduced tax liability of approximately $0.4 million in the U.S. during fiscal year 2017. The overall net impact of the APA is therefore estimated to not be material to the Company’s consolidated financial results. The estimated increased liabilities in Mexico and related offsetting tax benefit in the U.S. were recorded during the second quarter of fiscal year 2017. The APA was finalized during the fourth quarter of fiscal year 2017.
Further, the resulting impact of the APA resulted in approximately $1.8 million of additional earnings being recognized in Mexico. The Company has reevaluated its repatriation assumptions and based on new customer growth in Mexico and related required capital expenditures, it is assumed that 50% of the additional $1.8 million in earnings will be permanently reinvested in Mexico.
The Company’s effective tax rate differs from the federal tax rate as follows:

	Fiscal Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(in thousands)
Federal income tax provision at statutory rates	$2,467	$2,771	$1,802
State income taxes, net of federal tax effect	175	250	133
Foreign tax rate differences	(156)	(442)	(80)
Effect of income tax credits	(738)	(1,254)	(1,085)
Effect of repatriation of foreign earnings, net	199	(161)	(80)
Other	(308)	454	124
Transaction costs	—	—	182
Income tax provision	$1,639	$1,618	$996
The domestic and foreign components of income before income taxes were:

	Fiscal Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(in thousands)
Domestic	$3,553	$2,228	$3,395
Foreign	3,703	5,923	1,905
Income before income taxes	$7,256	$8,151	$5,300

Deferred income tax assets and liabilities consist of the following at:

	July 1, 2017	July 2, 2016
	(in thousands)
Deferred tax assets:
Tax credit carryforwards, net	$4,164	$4,056
Foreign subsidiaries - future tax credits	840	840
Inventory	840	508
Accruals	4,020	4,270
Mark-to-market adjustments	1,443	4,043
Other	28	86
Deferred income tax assets	$11,335	$13,803
Deferred tax liabilities:
Foreign subsidiaries – unremitted earnings	(2,288)	(2,098)
Fixed assets	(456)	(1,025)
Identifiable intangibles	(1,308)	(1,613)
Other	(302)	(85)
Deferred income tax liabilities	$(4,354)	$(4,821)
Net deferred income tax assets	$6,981	$8,982
Balance sheet caption reported in:
Long-term deferred income tax asset	$6,981	$8,982
Net deferred income tax asset	$6,981	$8,982
Uncertain Tax Positions
The Company has R&D tax credits that approximate $7.4 million that have 20 year carryforwards before expiring. The Company’s R&D tax credits expire in various fiscal years from 2021 to 2036. The Company also has alternative minimum tax credits, which do not expire, approximating $726,000.
As of July 1, 2017, the Company had unrecognized tax benefits of $3.9 million related to its gross R&D tax credits. The unrecognized tax benefits relate to certain R&D tax credits generated from 1999 to 2016.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(in thousands)
Beginning Balance	$3,760	$3,446	$3,072
Additions based on tax positions related to the current year	187	314	374
Ending Balance	$3,947	$3,760	$3,446
The increase from the prior year is due to additional R&D credits that were recorded in 2017 as discussed above. Management does not anticipate any material changes to this amount during the next 12 months.
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

	Fiscal Year Ended (in thousands, except per share information)
	July 1, 2017	July 2, 2016	June 27, 2015
Net income	$5,617	$6,533	$4,304
Weighted average shares outstanding– basic	10,756	10,710	10,572
Effect of dilutive common stock awards	161	568	714
Weighted average shares outstanding – diluted	10,917	11,278	11,286
Earnings per share – basic	$0.52	$0.61	$0.41
Earnings per share – diluted	$0.51	$0.58	$0.38
Antidilutive SARs not included in diluted earnings per share	892	442	208
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
On October 28, 2016, the Company granted 10,000 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $8.04 and a grant date fair value of $2.30, as of July 1, 2017, 10,000 remain outstanding. The grant date fair value for the awards granted during fiscal year 2017, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of October 28, 2016:

Fiscal Year 2017
October 28, 2016
Expected dividend yield	—%
Risk – free interest rate	1.63%
Expected volatility	33.43%
Expected life	4.00

On July 26, 2016, the Company granted 242,500 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $8.18 and a grant date fair value of $2.42, as of July 1, 2017, 242,500 remain outstanding. The grant date fair value for the awards granted during fiscal year 2017, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of July 26, 2016:

Fiscal Year 2017
July 26, 2016
Expected dividend yield	—%
Risk – free interest rate	0.93%
Expected volatility	36.13%
Expected life	4.00
On July 29, 2015, the Company granted 248,166 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $10.26 and a grant date fair value of $3.65, as of July 1, 2017, 233,333 remain outstanding. The grant date fair value for the awards granted during fiscal year 2016, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of July 29, 2015:

Fiscal Year 2016
July 29, 2015
Expected dividend yield	—%
Risk – free interest rate	1.39%
Expected volatility	43.66%
Expected life	4.00
On October 31, 2014, the Company granted 213,166 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $8.22 and a grant date fair value of $3.04, as of July 1, 2017, 205,833 remain outstanding. The grant date fair value for the awards granted during fiscal year 2016, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of October 31, 2014:

Fiscal Year 2015
October 31, 2014
Expected dividend yield	—%
Risk – free interest rate	1.39%
Expected volatility	45.67%
Expected life	4.00
Subsequent to July 1, 2017, the Company granted 272,500 SARs with a strike price of $7.26 and a grant date fair value of $1.89.
Share-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. Share-based compensation expense for fiscal years ended July 1, 2017, July 2, 2016 and June 27, 2015 was $0.7 million, $0.8 million and $0.7 million, respectively.
The Black-Scholes option valuation model is used by the Company for estimating the fair value of SARs. Option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. Changes in these assumptions can materially affect the fair value estimates.
The intrinsic value for stock options and SARs exercised in fiscal years 2017, 2016 and 2015 was $0.4 million, $0.2 million and $1.9 million, respectively.
As of July 1, 2017, total unrecognized compensation expense related to nonvested share-based compensation arrangements was approximately $0.8 million. This expense is expected to be recognized over a weighted-average period of 1.54 years.

The following table summarizes the Company’s Options and SARs activity for all plans from June 28, 2014 through July 1, 2017:

	SARs Available For Grant	SARs Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balances, June 28, 2014	69,002	1,065,928	$4,096	$7.01	1.8
Shares authorized	1,000,000			—
SARs granted	(213,166)	213,166		8.22
SARs forfeited	—	—		—
Options/SARs exercised	—	(465,263)	1,877	5.84
Balances, June 27, 2015	855,836	813,831	$2,312	$7.99	2.5
Shares authorized	—
SARs granted	(248,166)	248,166		10.26
SARs forfeited	26,999	(26,999)		9.48
SARs exercised	—	(63,333)	165	4.56
Balances, July 2, 2016	634,669	971,665	$339	$8.75	2.4
Shares authorized	—
SARs granted	(252,500)	252,500		8.17
SARs forfeited	12,166	(12,166)		8.60
SARs exercised	—	(127,000)	385	4.77
Balances, July 1, 2017	394,335	1,084,999	$—	$9.09	2.3
Exercisable at July 1, 2017		393,333	$—	$9.43	0.6
Additional information regarding SARs outstanding and exercisable as of July 1, 2017, is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs.)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$4.40 – $7.90	192,500	0.1	$7.44	192,500	$7.44
7.91 – 9.91	458,333	3.3	8.19	—	—
9.92 – 11.34	434,166	2.2	10.76	200,833	11.34
$4.40 to $11.34	1,084,999	2.3	$9.09	393,333	$9.43
The Company has defined contribution plans available to U.S. employees who have attained age 21. Company contributions to the plans were approximately $0.6 million, $0.6 million, and $0.6 million during fiscal years 2017, 2016 and 2015, respectively.

9. COMMITMENTS AND CONTINGENCIES
Leases: As of July 1, 2017, July 2, 2016 and June 27, 2015, the Company did not have any property and equipment financed under capital leases. As of July 1, 2017, the Company has operating leases for certain equipment and production facilities, which expire at various dates during the next eight years.
Future minimum payments under non-cancelable operating leases at July 1, 2017, are summarized as follows (in thousands):

Fiscal Years Ending	Operating Leases
2018	$6,747
2019	3,979
2020	1,873
2021	1,114
2022	325
Thereafter	854
Total minimum lease payments	$14,892
Rental expense under operating leases was approximately $7.8 million, $6.6 million, and $3.8 million during fiscal years 2017, 2016 and 2015, respectively.
Warranty Costs: The Company provides warranties on certain product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. As of July 1, 2017 and July 2, 2016, the reserve for warranty costs was approximately $32,000 and $30,000, respectively.
If actual return rates and/or repair and replacement costs differ significantly from estimates, adjustments to recognize additional cost of sales may be required in future periods. Warranty expense for fiscal years 2017, 2016 and 2015 was related to workmanship claims on keyboards and certain EMS products.
Litigation: During the second quarter of fiscal year 2017, the Company commenced the arbitration process with a former customer related to approximately $9 million in inventory purchased, cancellation fees, and other carrying costs we believe should be reimbursed by this former customer based on the terms of the manufacturing agreement. The Company is actively working through the arbitration process and expects further clarity on the resolution of this matter, whether through negotiations or a scheduled hearing by the end of the calendar year. The Company has not accrued for any potential gains or losses related to this claim and legal costs are being expensed as incurred. The ultimate disposition of these matters could have a material effect on our consolidated financial position, results of operations or cash flows.
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

10. FAIR VALUE MEASUREMENTS
The Company has adopted ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and expands disclosures about fair value measurements. There are three levels of fair value hierarchy inputs used to value assets and liabilities which include: Level 1 – inputs are quoted market prices for identical assets or liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – inputs are unobservable inputs for the asset or liability. There have been no changes in the fair value methodologies used at July 1, 2017 and July 2, 2016.
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of July 1, 2017 and July 2, 2016 (in thousands):

	July 1, 2017
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts & swaps	$—	$1,010	$—	$1,010
Financial Liabilities:
Interest rate swaps	$—	$(103)	$—	$(103)
Foreign currency forward contracts & swaps	$—	$(5,112)	$—	$(5,112)

	July 2, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	—	136	—	$136
Financial Liabilities:
Interest rate swaps	$—	$(498)	$—	$(498)
Foreign currency forward contracts & swaps	$—	$(11,112)	$—	$(11,112)
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
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at July 1, 2017 and July 2, 2016, reasonably approximate their fair value. The Company’s long-term debt primarily consists of a revolving line of credit, a term loan and an equipment term loan. These borrowings bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in footnote 4.
As a result of the determinable market rate for our revolving line of credit, term loan and equipment term, they are classified within Level 2 of the fair value hierarchy. The discounted cash flow of the revolving line of credit is estimated to be $18.3 million as of July 1, 2017 and $18.1 million as of July 2, 2016, with a carrying value that reasonably approximates the fair value. The discounted cash flow of the term loan is estimated to be $21.3 million as of July 1, 2017 and $26.3 million as of July 2, 2016, with a carrying value that reasonably approximates the fair value. The discounted cash flow of the equipment term loan is estimated to be $3.5 million as of July 1, 2017, with a carrying value that reasonably approximates the fair value. As of July 2, 2016, the Company did not have a balance under the equipment term loan.

11. DERIVATIVE FINANCIAL INSTRUMENTS
As of July 1, 2017, the Company had outstanding foreign currency forward contracts and swaps with a total notional amount of $55.7 million. The maturity dates for these contracts and swaps extend through September 2019. As of July 1, 2017, the net amount of unrealized loss expected to be reclassified into earnings within the next 12 months is approximately $2.8 million. During the fiscal year ended July 1, 2017, the Company entered into $6.7 million of foreign currency forward contracts and settled $20.5 million of such contracts. During the fiscal year ended July 2, 2016, the Company entered into $25.9 million of foreign currency forward contracts and settled $21.5 million of such contracts. During the fiscal year ended June 27, 2015, the Company entered into $23.1 million of foreign currency forward contracts and settled $20.5 million of such contracts.
As of July 1, 2017, the aggregate notional amount of the Company’s outstanding foreign currency contracts and swaps along with their unrealized gains (losses) are expected to mature as summarized below (in thousands):

Quarter Ending	Notional Contracts and Swaps in MXN	Notional Contracts and Swaps in USD	Estimated Fair Value
September 30, 2017	$76,192	$5,395	$(1,218)
December 30, 2017	$88,558	$6,162	$(1,370)
March 31, 2018	$90,812	$5,713	$(864)
June 30, 2018	$95,500	$5,811	$(774)
September 29, 2018	$90,443	$5,301	$(588)
December 29, 2018	$125,328	$6,746	$(298)
March 30, 2019	$137,944	$6,979	$33
June 29, 2019	$142,947	$6,828	$350
September 28, 2019	$148,468	$6,740	$627
On October 1, 2014, the Company entered into an interest rate swap contract with an effective date of September 1, 2015 and a termination date of September 3, 2019, with a notional amount of $25.0 million related to the borrowings outstanding under the term loan. The interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counter party a fixed interest rate. The fixed interest rate for the contract is 1.97% that replaces the one month LIBOR rate component of our contractual interest to be paid to WFB as part of our term loan. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the term loan, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. As of July 1, 2017 and July 2, 2016, the remaining notional balance of this swap was $14.5 million and $20.5 million, respectively.
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of July 1, 2017 and July 2, 2016 (in thousands):

		July 1, 2017	July 2, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts & swaps	Other long-term assets	$1,010	$136
Foreign currency forward contracts & swaps	Other current liabilities	$(4,226)	$(4,670)
Foreign currency forward contracts & swaps	Other long-term liabilities	$(886)	$(6,442)
Interest rate swaps	Other long-term assets	$—	$—
Interest rate swaps	Other current liabilities	$(81)	$(264)
Interest rate swaps	Other long-term liabilities	$(22)	$(234)
The following table summarizes the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the fiscal year 2017 (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 2, 2016	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of July 1, 2017
Forward contracts & swaps	Cost of sales	$(7,245)	$(600)	$5,138	$(2,707)
Interest rate swap	Interest expense	(328)	14	246	(68)
Total		$(7,573)	$(586)	$5,384	$(2,775)

The following table summarizes the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the fiscal year 2016 (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 27, 2015	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of July 2, 2016
Forward contracts & swaps	Cost of sales	$(4,487)	$(6,939)	$4,181	$(7,245)
Interest rate swap	Interest expense	(276)	(348)	296	(328)
Total		$(4,763)	$(7,287)	$4,477	$(7,573)
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
As of July 1, 2017, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our line of credit and foreign currency risk resulting from our China operations. The Company does not currently manage these risk exposures by using derivative instruments.
12. ENTERPRISE-WIDE DISCLOSURES
Operating segments are defined in ASC Topic 280, Segment Reporting as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of July 1, 2017, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services as this is the only discrete financial information that is regularly reviewed by the chief operating decision maker. This segment provides integrated electronic and mechanical engineering, assembly, sourcing and procurement, logistics, and new product testing for our customers.
Products and Services
Of the revenues for the years ended July 1, 2017, July 2, 2016, and June 27, 2015, EMS sales and services were $466.6 million, $483.3 million and $432.1 million, respectively. Keyboard sales for the years ended July 1, 2017, July 2, 2016, and June 27, 2015 were $1.2 million, $1.7 million and $1.9 million, respectively.
Geographic Areas
Net sales and long-lived assets (property, plant, and equipment) by geographic area for the years ended and as of July 1, 2017, July 2, 2016 and June 27, 2015 are summarized in the following table. Net sales set forth below are based on the shipping destination. Long-lived assets information is based on the physical location of the asset.

	Fiscal Year Ended
	(in thousands)
	2017	2016	2015
Geographic net sales:
Domestic (U.S.)	$361,886	$347,552	$301,891
Foreign	105,911	137,413	132,106
Total	$467,797	$484,965	$433,997

Long-lived assets:
United States	$8,988	$11,406	$8,969
Mexico	20,878	15,756	17,156
China	630	763	849
Total	$30,496	$27,925	$26,974

Percentage of net sales made to customers located in the following countries:

	Fiscal Year Ended
	2017	2016	2015
United States	77%	72%	70%
Canada	1	7	10
Other foreign countries (a)	22	21	20
Total	100%	100%	100%
(a) No other individual foreign country accounted for 10% or more of the foreign sales in fiscal years 2017, 2016 or 2015.
Significant Customers
The percentage of net sales to and trade accounts receivables from significant customers were as follows:

	Percentage of Net Sales Fiscal Year			Percentage of Trade Accounts Receivable Fiscal Year
	2017	2016	2015	2017	2016
Customer A	18%	18%	17%	30%	24%
13. QUARTERLY FINANCIAL DATA (Unaudited)

	Fiscal Year Ended July 1, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$117,135	$118,517	$113,601	$118,544
Gross profit	9,709	9,612	9,139	9,840
Income before income taxes	2,201	1,995	1,283	1,777
Net income	1,792	1,528	961	1,336
Earnings per common share-basic	$0.17	$0.14	$0.09	$0.12
Earnings per common share-diluted	$0.16	$0.14	$0.09	$0.12
Weighted average shares outstanding
Basic	10,748	10,758	10,759	10,760
Diluted	10,922	10,968	10,957	10,856

	Fiscal Year Ended July 2, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$126,209	$116,403	$118,448	$123,905
Gross profit	8,919	9,110	9,955	10,841
Income before income taxes	1,247	1,882	2,137	2,885
Net income	817	1,787	1,783	2,146
Earnings per common share-basic	$0.08	$0.17	$0.17	$0.20
Earnings per common share-diluted	$0.07	$0.16	$0.16	$0.20
Weighted average shares outstanding
Basic	10,706	10,710	10,711	10,714
Diluted	11,391	11,418	11,068	10,966

14. ACQUISITION
On September 3, 2014, the Company acquired all of the outstanding stock of Ayrshire, resulting in Ayrshire becoming a wholly owned subsidiary of the Company. Ayrshire provides printed circuit board assembly and other electronic manufacturing services to a diversified customer base through manufacturing facilities operated by Ayrshire or its subsidiaries in Minnesota, Arkansas, Mississippi, and Kentucky and through a sheltered maquiladora facility in Reynosa, Mexico. The Reynosa, Mexico operations were moved to the Company's existing facility in Juarez, Mexico shortly after acquisition. During the second quarter of fiscal year 2017, the Company closed the Harrodsburg, Kentucky facility in order to improve operating efficiencies. The remaining programs from the Kentucky facility were transferred to other facilities. This acquisition expanded our printed circuit board assembly capacity, total revenue, and added to and diversified our customer base with the addition of many new multi-national companies. The total cash payment of approximately $48.0 million was funded through borrowings on our term loan, revolving line of credit, and cash on hand. The Company incurred approximately $775,000 of costs related to due diligence.
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

Pro forma condensed consolidated financial information for the year ended June 27, 2015 (in thousands):

Fiscal Year Ended
(unaudited)
June 27, 2015
Net sales	$457,475
Net income	$4,136
It is impracticable to determine the revenue and net income related to the Ayrshire acquisition as certain customer programs have been transferred to the Company’s Juarez facilities.
15. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company recorded goodwill in connection with the Ayrshire and Sabre acquisitions resulting primarily from the synergies that resulted from the Company's acquisitions and the assembled workforce. The goodwill is not amortized for financial accounting purposes. The goodwill from the acquisitions is not deductible for tax purposes. As of July 1, 2017 and July 2, 2016, goodwill was recorded at $10.0 million.
The components of acquired intangible assets are as follows (in thousands):

	July 1, 2017
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Non-Compete Agreements	3 - 5	$568	$(483)	$85
Customer Relationships	10	4,803	(1,590)	3,213
Favorable Lease Agreements	4 - 7	2,941	(1,439)	1,502
Total		$8,312	$(3,512)	$4,800

	July 2, 2016
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Non-Compete Agreements	3 - 5	$568	$(343)	$225
Customer Relationships	10	4,803	(1,110)	3,693
Favorable Lease Agreements	4 - 7	2,941	(931)	2,010
Total		$8,312	$(2,384)	$5,928
Amortization expense related to intangible assets was approximately $1.1 million for the years ended July 1, 2017 and July 2, 2016, respectively.
Aggregate amortization expense related to existing intangible assets by fiscal year is currently estimated to be as follows (in thousands):

Fiscal Years Ending	Amount
2018	$1,073
2019	818
2020	783
2021	784
2022	531
Thereafter	811
Total amortization expense	$4,800

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

Item 9A:	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our Company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of July 1, 2017, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of July 1, 2017. This assessment was based on the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of July 1, 2017, the Company’s internal control over financial reporting is effective based on that criteria.
The effectiveness of the Company's internal control over financial reporting as of July 1, 2017 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during our fourth fiscal quarter ended July 1, 2017 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Key Tronic Corporation
Spokane Valley, Washington
We have audited Key Tronic Corporation's internal control over financial reporting as of July 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Key Tronic Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A “Management's Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Key Tronic Corporation maintained, in all material respects, effective internal control over financial reporting as of July 1, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Key Tronic Corporation as of July 1, 2017 and July 2, 2016, and the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended July 1, 2017 and our report dated September 8, 2017, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Spokane, Washington
September 8, 2017

Item 9B:	OTHER INFORMATION
None
PART III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
Information on the nominees for election as Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2017 fiscal year.
Executive Officers of the Registrant
This information is included in a separate item captioned “Executive Officers of the Registrant” in Item 1 of Part 1 of this report pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
Compliance with Section 16(a) of the Exchange Act:
Incorporated by reference to Key Tronic Corporation’s 2017 Proxy Statement to Shareholders.
Code of Conduct
The Board of Directors has adopted a written Code of Conduct which applies to its directors and employees, including its executive officers. The Code of Conduct is available on the Company’s website at www.keytronic.com. The Company intends to disclose on its website any amendments to or waivers of the Code of Conduct.

Item 11:	EXECUTIVE COMPENSATION
Information appearing under the caption “Executive Compensation” in the Company’s 2017 Proxy Statement is incorporated herein by this reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of July 1, 2017.
EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	1,084,999	$9.09	394,335
Equity compensation plans not approved by security holders	—	$—	—
Total	1,084,999	$9.09	394,335

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

Information under the caption “Beneficial Ownership of Securities” in the Company’s 2017 Proxy Statement is incorporated herein by this reference.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the caption “Related Person Transactions”, “Compensation Committee Interlocks and Insider Participation”, and “Directors’ Independence” in the Company’s 2017 Proxy Statement is incorporated herein by this reference.

Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information appearing under the caption “Principal Accountant Fees and Services” in the Company’s 2017 Proxy Statement is incorporated herein by this reference.
PART IV

Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. FINANCIAL STATEMENTS

2. SCHEDULES

II. Consolidated Valuation and Qualifying Accounts	64
Other schedules are omitted because of the absence of conditions under which they are required, or because required information is given in the financial statements or notes thereto.

3. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to the Exhibit 3.1 to the Company’s form 10-K filed with the SEC for the year ended July 1, 1995 (File No. 2-83898)

3.2	Bylaws, as amended, incorporated by reference to the Exhibit 3 (iii) to the Company’s Form 10-K for the year ended July 1, 1995 (File No. 2-83898)

10.1*	Amended and Restated 1990 Stock Option Plan for Non-Employee Directors, as amended, incorporated by reference to the Company’s 1997 Proxy Statement dated October 10, 1997 (Proposal 2)

10.2*	1995 Executive Stock Option Plan, incorporated by reference to the Company’s 1995 Proxy Statement, pages 19-22 (Proposal 3)

10.3*	2000 Employee Stock Option Plan, incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.4*	Officers’ Employment Contracts, incorporated by reference to the Company’s 1998 Proxy Statement, pages 10 and 11

10.5*	Addenda to Officers’ Employment Contracts, incorporated by reference to Exhibits to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.6*	Description of Retention Bonus Plan, incorporated by reference to the Exhibits to the Company’s 10-Q for the quarter ended December 28, 2002

10.7*	Addenda to Officers’ Employment Contracts, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended June 29, 2002

10.8	Promise to execute a Purchase and Sale Agreement with Key Safety Systems de Mexico, S.A. de C.V., incorporated by reference to the Exhibit to the Company’s Form 8-K filed April 26, 2005

10.9
Summary of material terms and conditions of the Purchase and Sale Agreement with Key Safety Systems de Mexico, S.A. de C.V., incorporated by reference to the Exhibit to the Company’s Form 8-K filed June 6, 2005

10.10*	Summary of Key Tronic Corporation Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 27, 2005

10.11*	Summary of Key Tronic Corporation Incentive Compensation Plan, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended July 2, 2005

10.12*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2007 and Fiscal Years 2007 – 2009 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 28, 2006

10.13	Summary of material terms and conditions of the Purchase and Sale Agreement with Todenko Mexico S.A. de C.V., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 12, 2006

10.14
Summary of material terms and conditions of the Purchase and Sale Agreement with Todenko Mexico S.A. de C.V., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 20, 2006

10.15	Summary of material terms and conditions of the Sale and Purchase Agreement with Adevco Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 5, 2007

10.16	Summary of Second Amendment to Agreement of Sale and Purchase Agreement with Adevco Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 11, 2007

10.17*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2008 and Fiscal Years 2008-2010 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 27, 2007

10.18*
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

10.20	Financing Agreement with Wells Fargo Bank, N.A., incorporated by reference to the Exhibits to the Company’s Form 8-K filed on August 24, 2009

10.21*	2010 Incentive Plan, incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K for the year ended July 3, 2010

10.22*	Employment Contract with Douglas G. Burkhardt, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended July 3, 2010

10.23
Summary of material terms and conditions of the Purchase and Sale Agreement with Autopartes Y Arneses de Mexico S.A. de C.V., incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the year ended July 3, 2010

10.24*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2011 and Fiscal Years 2011 – 2013 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 23, 2010

10.25*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2012 and Fiscal Years 2012 – 2014 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 2, 2011

10.26*
Amendment to Employment Contract of Craig D. Gates, dated August 23, 2011; of Ronald F. Klawitter, dated August 23, 2011 and of Douglas G. Burkhardt dated September 6, 2011; incorporated by reference to the Exhibits to the Company’s Form 10-K for the year ended July 2, 2011 filed on September 12, 2011

10.27	Second Loan Modification Agreement to the Credit Agreement with Wells Fargo Bank, N.A., incorporated by reference to the Exhibits to the Company’s Form 8-K filed on February 2, 2012

10.28*	Amendment to Employment Contract of Craig D. Gates, dated May 10, 2012, incorporated by reference to the Exhibits to the Company’s Form 10-Q filed on May 14, 2012

10.29*	Amendment to Employment Contract of Douglas G. Burkhardt dated May 10, 2012; incorporated by reference to the Exhibits to the Company’s Form 10-Q filed on May 14, 2012

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

10.35	First Amendment to Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, incorporated by reference to the Company's Form 8-K filed August 11, 2015

10.36	Second Replacement Revolving Line of Credit Note with Wells Fargo Bank, National Association, incorporated by reference to the Company's Form 8-K filed August 11, 2015

10.37*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2017 and Fiscal Years 2017 – 2019 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 29, 2016

10.38*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2018 and Fiscal Years 2018 – 2020 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 22, 2017

21	Subsidiaries of Registrant, submitted herewith

23.1	Consent of Independent Registered Public Accounting Firm, submitted herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, submitted herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, submitted herewith

32.1	Section 1350 Certification of Chief Executive Officer, submitted herewith

32.2	Section 1350 Certification of Chief Financial Officer, submitted herewith

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Management contract or compensatory plan or arrangement

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SCHEDULE II
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED JULY 1, 2017, JULY 2, 2016, AND JUNE 27, 2015

	Fiscal Year Ended
	2017	2016	2015
	(in thousands)
Allowance for Obsolete Inventory
Balance at beginning of year	$1,113	$417	$332
Provisions	496	757	520
Dispositions	(303)	(61)	(435)
Balance at end of year	$1,306	$1,113	$417
Allowance for Doubtful Accounts
Balance at beginning of year	$135	$97	$—
Provisions	(10)	38	97
Write-offs	(41)	—	—
Balance at end of year	$84	$135	$97

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 8, 2017

KEY TRONIC CORPORATION

By:	/s/ Craig D. Gates
Craig D. Gates, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Craig D. Gates	September 8, 2017
Craig D. Gates	Date
Director and President and Chief Executive Officer (Principal Executive Officer)

/s/ Brett R. Larsen	September 8, 2017
Brett R. Larsen	Date
Executive Vice President of Administration, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Ronald F. Klawitter	September 8, 2017
Ronald F. Klawitter, Director	Date

/s/ James R. Bean	September 8, 2017
James R. Bean, Director	Date

/s/ Yacov A. Shamash	September 8, 2017
Yacov A. Shamash, Director	Date

/s/ Patrick Sweeney	September 8, 2017
Patrick Sweeney, Director and Chairman of the Board	Date