Form 10-Q
period 2017-09-30
KEY TRONIC CORP
filed 2017-11-09
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED SEPTEMBER 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2017, 10,759,680 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” “KeyTronicEMS” and “KeyTronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2017	July 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$977	$373
Trade receivables, net of allowance for doubtful accounts of $0 and $84	55,607	65,193
Inventories, net	105,658	101,590
Other	16,358	11,037
Total current assets	178,600	178,193
Property, plant and equipment, net	29,184	30,496
Other assets:
Deferred income tax asset	7,028	6,981
Goodwill	9,957	9,957
Other intangible assets, net	4,523	4,800
Other	2,442	2,413
Total other assets	23,950	24,151
Total assets	$231,734	$232,840
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,662	$53,078
Accrued compensation and vacation	7,565	10,005
Current portion of debt, net	5,841	5,841
Other	7,966	8,829
Total current liabilities	78,034	77,753
Long-term liabilities:
Term loans	17,313	18,773
Revolving loan	18,000	18,335
Other long-term obligations	272	1,412
Total long-term liabilities	35,585	38,520
Total liabilities	113,619	116,273
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,760 and 10,760 shares, respectively	45,901	45,797
Retained earnings	73,977	73,545
Accumulated other comprehensive loss	(1,763)	(2,775)
Total shareholders’ equity	118,115	116,567
Total liabilities and shareholders’ equity	$231,734	$232,840
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	September 30, 2017	October 1, 2016
Net sales	$109,217	$117,135
Cost of sales	101,372	107,426
Gross profit	7,845	9,709
Research, development and engineering expenses	1,510	1,584
Selling, general and administrative expenses	5,171	5,335
Total operating expenses	6,681	6,919
Operating income	1,164	2,790
Interest expense, net	594	589
Income before income taxes	570	2,201
Income tax provision	138	409
Net income	$432	$1,792
Net income per share — Basic	$0.04	$0.17
Weighted average shares outstanding — Basic	10,760	10,748
Net income per share — Diluted	$0.04	$0.16
Weighted average shares outstanding — Diluted	10,760	10,922
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended
	September 30, 2017	October 1, 2016
Comprehensive income:
Net income	$432	$1,792
Other comprehensive income:
Unrealized gain (loss) on hedging instruments, net of tax	1,012	(1,000)
Comprehensive income	$1,444	$792
Other comprehensive income for the three months ended September 30, 2017 and October 1, 2016, is reflected net of tax provision (benefit) of approximately $0.5 million and $(0.5) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Three Months Ended
	September 30, 2017	October 1, 2016
Operating activities:
Net income	$432	$1,792
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,964	1,619
Amortization of deferred loan costs	8	—
Provision for obsolete inventory	8	55
Provision for warranty	11	2
Recovery of doubtful accounts	(84)	(8)
Loss on disposal of assets	12	71
Share-based compensation expense	104	197
Deferred income taxes	(569)	(477)
Changes in operating assets and liabilities:
Trade receivables	9,670	(3,107)
Inventories	(4,076)	6,746
Other assets	(5,325)	(733)
Accounts payable	3,584	(5,899)
Accrued compensation and vacation	(2,440)	(2,202)
Other liabilities	(580)	527
Cash provided by (used in) operating activities	2,719	(1,417)
Investing activities:
Purchase of property and equipment	(1,287)	(2,956)
Proceeds from sale of fixed assets	981	93
Cash used in investing activities	(306)	(2,863)
Financing activities:
Payment of financing costs	(6)	(28)
Repayments of long term debt	(1,468)	(1,250)
Borrowings under revolving credit agreement	43,387	40,832
Repayments of revolving credit agreement	(43,722)	(35,909)
Tax withholding from exercise of share-based compensation	—	(108)
Cash (used in) provided by financing activities	(1,809)	3,537
Net increase (decrease) in cash and cash equivalents	604	(743)
Cash and cash equivalents, beginning of period	373	1,018
Cash and cash equivalents, end of period	$977	$275
Supplemental cash flow information:
Interest payments	$545	$569
Income tax payments, net of refunds	$483	$330

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, July 1, 2017	10,760	$45,797	$73,545	$(2,775)	$116,567
Net income	—	—	432	—	432
Unrealized gain on hedging instruments, net	—	—	—	1,012	1,012
Share-based compensation	—	104	—	—	104
Balances, September 30, 2017	10,760	$45,901	$73,977	$(1,763)	$118,115
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017.
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarters ended September 30, 2017 and October 1, 2016, were both 13 week periods. Fiscal year 2018 will end on June 30, 2018, which is a 52 week year. Fiscal year 2017 which ended on July 1, 2017, was a 52 week year.

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
In August 2017, the FASB issued Accounting Standards Update 2017-12, Derivatives and Hedging, which amends the hedge accounting recognition and presentation requirements in ASC 815. The Board’s objectives in issuing this update are to (1) improve the transparency and understandability of information about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) simplify the application of hedge accounting. This update is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect of this update on its consolidated financial statements.

3.	Inventories
The components of inventories consist of the following (in thousands):

	September 30, 2017	July 1, 2017
Finished goods	$12,662	$12,244
Work-in-process	19,931	20,596
Raw materials and supplies	73,065	68,750
	$105,658	$101,590

4.	Long-Term Debt
On September 3, 2014, the Company entered into a five-year term loan in the amount of $35.0 million used to acquire all of the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics). The term loan requires quarterly payments of $1.25 million through June 15, 2019, with a final payment of the remaining outstanding balance on August 31, 2019. The Company had an outstanding balance of $20.0 million and $21.3 million under the term loan as of September 30, 2017 and July 1, 2017, respectively.
On August 6, 2015, the Company entered into a First Amendment to the amended and restated credit agreement extending the limit on our line of credit facility to $45.0 million as evidenced by the Second Replacement Revolving Note. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes. The line of credit is secured by substantially all of the assets of the Company and matures on August 31, 2019 at which time all outstanding balances are payable. As of September 30, 2017, the Company had an outstanding balance under the credit facility of $18.0 million, $0.4 million in outstanding letters of credit and $26.6 million available for future borrowings. As of July 1, 2017, the Company had an outstanding balance under the credit facility of $18.3 million, $0.4 million in outstanding letters of credit and $26.3 million available for future borrowings.
On December 28, 2016, the Company entered into an equipment term loan agreement in the amount of $3.9 million in order to further invest in production equipment. The equipment term loan is collateralized by production equipment. Under this loan agreement, equal quarterly payments of approximately $0.2 million commenced on March 31, 2017 and will continue through the maturity of the equipment term loan on June 30, 2021. Amortization of the debt issuance costs is reported as interest expense on the consolidated income statement. As of September 30, 2017, the Company had an outstanding balance of $3.3 million. As of July 1, 2017, the Company had an outstanding balance of $3.5 million. The Company has available an additional $2.1 million which can be borrowed in the future under this agreement.

Borrowings under the revolving line of credit, term loan and equipment term loan bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 1.75%, LIBOR plus 2.00%, or LIBOR plus 2.25% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The interest rates on outstanding debt as of September 30, 2017 range from 3.24% - 3.49% compared to 3.22% - 4.25% as of July 1, 2017.
Debt maturities as of September 30, 2017 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2018 (1)	$4,403
2019	5,871
2020	30,121
2021	871
Total debt	$41,266
Unamortized debt issuance costs	$(112)
Long-term debt, net of debt issuance costs	$41,154
(1) Represents scheduled payments for the remaining nine-month period ending June 30, 2018.
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
Total accounts receivables sold during the three months ended September 30, 2017 and October 1, 2016 was approximately $28.0 million and $17.4 million, respectively. Accounts receivables sold and not yet collected were $2.1 million and $1.6 million as of September 30, 2017 and July 1, 2017, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

6.	Income Taxes
The Company expects to repatriate a portion of its foreign earnings based on increased net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $13.5 million of foreign earnings in the future. As such, these earnings would be recognized in the United States, and the Company would be subject to U.S. federal income taxes and potential withholding taxes in foreign jurisdictions. Both the domestic tax and estimated withholding tax of expected repatriation of foreign earnings have been recorded as part of deferred taxes as of September 30, 2017. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
During the second quarter of fiscal year 2017, the Company signed a unilateral advance pricing agreement (APA) with the Large Taxpayer Division of Mexico’s Servicio de Administración Tributaria (SAT) under an elective framework that has been agreed to by the U.S. and Mexican authorities. The APA is part of a larger program affecting hundreds of U.S. companies with maquiladora operations in Mexico. The general impact of the APA is to increase margins between the maquiladora and U.S. parent company, shifting profits to Mexico from the U.S. The APA was finalized during the fourth quarter of fiscal 2017; the overall impact to the financial statements was not material.

The Company has available approximately $7.6 million of gross federal research and development tax credits as of September 30, 2017. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of September 30, 2017, the Company has recorded $4.0 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $3.6 million.

7.	Earnings Per Share
The following table presents a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except per share information)
	September 30, 2017	October 1, 2016
Net income	$432	$1,792
Weighted average shares outstanding—basic	10,760	10,748
Effect of dilutive common stock awards	—	174
Weighted average shares outstanding—diluted	10,760	10,922
Net income per share—basic	$0.04	$0.17
Net income per share—diluted	$0.04	$0.16
Antidilutive SARs not included in diluted earnings per share	1,140	890
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
The grant date fair value for the awards granted below were estimated using the Black Scholes option valuation method:

	July 28, 2017	October 28, 2016	July 26, 2016
SARs Granted	272,500	10,000	242,500
Strike Price	$7.26	$8.04	$8.18
Fair Value	$1.89	$2.30	$2.42
Total share-based compensation expense recognized during the three months ended September 30, 2017 and October 1, 2016 was approximately $104,000 and $197,000, respectively. As of September 30, 2017, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $1.0 million. This expense is expected to be recognized over a weighted average period of 2.04 years.
No SARs were exercised during the three months ended September 30, 2017. During the three months ended October 1, 2016, there were 102,000 SARs exercised with approximately $342,000 of intrinsic value.

9.	Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. During the second quarter of fiscal year 2017, the Company commenced the arbitration process with a former customer related to approximately $9 million in inventory purchased, outstanding accounts receivable, cancellation fees, and other carrying costs we believe should be reimbursed by this former customer based on the terms of the manufacturing agreement. The Company is actively working through the arbitration process and expects further clarity on the resolution of this matter, whether through negotiations or a scheduled hearing by the end of the third quarter FY18. The Company has not accrued for any potential gains or losses related to this claim and legal costs are being expensed as incurred. The ultimate disposition of these matters could have a material effect on our consolidated financial position, results of operations or cash flows.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $32,000 as of September 30, 2017 and July 1, 2017.

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
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of September 30, 2017 and July 1, 2017 (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts & swaps	$—	$1,110	$—	$1,110
Financial Liabilities:
Interest rate swap	$—	$(72)	$—	$(72)
Foreign currency forward contracts & swaps	$—	$(3,709)	$—	$(3,709)

	July 1, 2017
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts & swaps	$—	$1,010	$—	$1,010
Financial Liabilities:
Interest rate swap	$—	$(103)	$—	$(103)
Foreign currency forward contracts & swaps	$—	$(5,112)	$—	$(5,112)

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

The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at September 30, 2017 and July 1, 2017, reasonably approximate their fair value. The Company’s long-term debt primarily consists of a revolving line of credit, a term loan and an equipment term loan. These borrowings bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in footnote 4.
As a result of the determinable market rates for our revolving line of credit, term loan and equipment term loan, they are classified within Level 2 of the fair value hierarchy. The discounted cash flow of the revolving line of credit is estimated to be $18.0 million and $18.3 million as of September 30, 2017 and July 1, 2017, respectively, with a carrying value that reasonably approximates the fair value. The discounted cash flow of the term loan is estimated to be $20.0 million as of September 30, 2017 and $21.3 million as of July 1, 2017, respectively, with a carrying value that reasonably approximates the fair value. The discounted cash flow of the equipment term loan is estimated to be $3.3 million as of September 30, 2017 and $3.5 million as of July 1, 2017, respectively, with a carrying value that reasonably approximates the fair value.

11. Derivative Financial Instruments
As of September 30, 2017, the Company had outstanding foreign currency forward contracts and swaps with a total notional amount of $50.3 million. The maturity dates for these contracts and swaps extend through September 2019. For the three months ended September 30, 2017, the Company did not enter into foreign currency forward contracts and settled $5.4 million of such contracts. During the same period of the previous year, the Company did not enter into foreign currency forward contracts and settled $5.2 million of such contracts.
Subsequent to September 30, 2017, the Company entered into $5.0 million of additional forward contracts set to mature during the second quarter of fiscal year 2018 and $7.2 million of forward contracts that extended our hedge position through December 2019.
As of September 30, 2017, the aggregate notional amount of the Company’s outstanding foreign currency contracts and swaps along with their unrealized gains (losses) are expected to mature as summarized below (in thousands):

Quarter Ending	Notional Contracts and Swaps in MXN	Notional Contracts and Swaps in USD	Estimated Fair Value
December 30, 2017	$88,558	$6,162	$(1,330)
March 31, 2018	$90,812	$5,713	$(824)
June 30, 2018	$95,500	$5,811	$(736)
September 29, 2018	$90,443	$5,301	$(557)
December 29, 2018	$125,328	$6,746	$(261)
March 30, 2019	$137,944	$6,979	$68
June 29, 2019	$142,947	$6,828	$383
September 28, 2019	$148,468	$6,740	$658

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

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of September 30, 2017 and July 1, 2017 (in thousands):

		September 30, 2017	July 1, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts & swaps	Other long-term assets	$1,110	$1,010
Foreign currency forward contracts & swaps	Other current liabilities	$(3,448)	$(4,226)
Foreign currency forward contracts & swaps	Other long-term liabilities	$(261)	$(886)
Interest rate swap	Other current liabilities	$(61)	$(81)
Interest rate swap	Other long-term liabilities	$(11)	$(22)

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended September 30, 2017 and October 1, 2016, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 1, 2017	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of September 30, 2017
Forward contracts & swaps	Cost of sales	$(2,707)	$(122)	$1,114	$(1,715)
Interest rate swap	Interest expense	(68)	(9)	29	(48)
Total		$(2,775)	$(131)	$1,143	$(1,763)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 2, 2016	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of October 1, 2016
Forward contracts & swaps	Cost of sales	$(7,245)	$(2,189)	$1,109	$(8,325)
Interest rate swap	Interest expense	(328)	(1)	81	(248)
Total		$(7,573)	$(2,190)	$1,190	$(8,573)
As of September 30, 2017, the net amount of unrealized loss expected to be reclassified into earnings within the next 12 months is approximately $2.3 million. As of September 30, 2017, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

12.	Goodwill and Other Intangible Assets
The Company recorded goodwill in connection with the Ayrshire and Sabre acquisitions resulting primarily from the synergies that resulted from the Company’s acquisitions and the assembled workforce. The goodwill from the acquisitions is not deductible for tax purposes.
During the three months ended September 30, 2017 and October 1, 2016, no impairment was recognized. Goodwill was recorded at $10.0 million as of September 30, 2017 and July 1, 2017.
The components of acquired intangible assets are as follows (in thousands):

	September 30, 2017
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(512)	$56
Customer Relationships	10	4,803	(1,711)	3,092
Favorable Lease Agreements	4 - 7	2,941	(1,566)	1,375
Total		$8,312	$(3,789)	$4,523

	July 1, 2017
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(483)	$85
Customer Relationships	10	4,803	(1,590)	3,213
Favorable Lease Agreements	4 - 7	2,941	(1,439)	1,502
Total		$8,312	$(3,512)	$4,800
Amortization expense was approximately $277,000 and $282,000 for the three months ended September 30, 2017 and October 1, 2016, respectively.
Aggregate amortization expense relative to existing intangible assets by fiscal year is currently estimated to be as follows (in thousands):

Fiscal Years Ending	Amount
2018 (1)	796
2019	818
2020	783
2021	784
2022	531
Thereafter	811
Total amortization expense	$4,523
(1) Represents estimated amortization for the remaining nine-month period ending June 30, 2018.

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
Executive Summary
During the first quarter of fiscal 2018, revenue was unexpectedly impacted by approximately $4 million as the result of delays in shipments due to massive flooding in Houston and unrelated industry-wide shortages of key electronic components affecting a few larger programs. In addition, the Company incurred approximately $0.3 million in statutory severance expense during the quarter in our Juarez facility.
The unanticipated revenue shortfall adversely impacted our margins and bottom line more rapidly than we could adjust our variable production expenses. However, at the same time, we continued to win significant new business from other EMS competitors. We recently won two new programs involving HVAC controllers and exercise equipment monitors. Additionally, we recently signed a manufacturing agreement and began customer funded tooling related to a consumer security product. This product is already in production at a small regional manufacturer, but demand has far surpassed that supplier’s capacity. We would normally announce this win next quarter as some details of the deal are yet to be finalized. However, if the project proceeds as planned, it is expected to have a positive material impact on our results for the remainder of the second quarter and beyond. If the deal is finalized within the second quarter, we will release further details of the program and update guidance as appropriate.
Moving into the second quarter, we continue to see a strong pipeline of potential new business and our new programs continue to ramp. We expect to see renewed revenue growth in coming quarters even as we deal with continued widespread supply constraints in the integrated circuit market place. While carefully managing our expenses, we continue to invest in expanding our SMT, sheet metal and plastic molding capabilities in preparation for future growth.
The concentration of our top three customers’ net sales increased to 36.3 percent of total sales in the first quarter of fiscal year 2018 from 35.1 percent in the same period of the prior fiscal year.

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
Gross profit as a percent of net sales was 7.2 percent for the first quarter of fiscal year 2018 as compared to 8.3 percent for the same quarter of the prior fiscal year. The decrease in gross profit as a percentage of net sales was due to lower net sales and approximately $0.3 million in statutory severance expense during the quarter in our Juarez facility as discussed above.
Operating income as a percentage of net sales was 1.1 percent and 2.4 percent for the first quarter of fiscal year 2018 and the first quarter of the prior fiscal year, respectively. The decrease in operating income as a percentage of net sales was primarily driven by the decrease in net sales as discussed above.
Net income for the first quarter of fiscal year 2018 was $0.4 million or $0.04 per share, as compared to net income of $1.8 million or $0.16 per share for the first quarter of fiscal year 2017. The decrease in net income for the first quarter of fiscal year 2018 as compared to the same period in fiscal year 2017 was primarily attributable to a decline in net sales as discussed above.
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
For the second quarter of fiscal year 2018, the Company expects to report revenue in the range of $110 million to $115 million, and earnings in the range of $0.07 to $0.14 per diluted share. These expected results assume an effective tax rate of 25%. Future results will depend on actual levels of customers’ orders and the timing of the startup of production of new product programs.
We maintain a strong balance sheet with a current ratio of 2.3 and a debt to equity ratio of 0.3 as of September 30, 2017. Total cash provided by operating activities as defined on our cash flow statement was $2.7 million for the three months ended September 30, 2017. We maintain sufficient liquidity for our expected future operations and had $18.0 million in borrowings on our $45.0 million revolving line of credit with Wells Fargo Bank, N.A. of which $26.6 million remained available at September 30, 2017. We believe cash flows generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.

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
Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended July 1, 2017, for further details.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2017 with the Three Months Ended October 1, 2016
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended September 30, 2017 as compared to the three months ended October 1, 2016. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	September 30, 2017	% of net sales	October 1, 2016	% of net sales	$ change	% point change
Net sales	$109,217	100.0%	$117,135	100.0%	$(7,918)	—%
Cost of sales	101,372	92.8%	107,426	91.7%	(6,054)	1.1%
Gross profit	7,845	7.2%	9,709	8.3%	(1,864)	(1.1)%
Research, development and engineering	1,510	1.4%	1,584	1.4%	(74)	—%
Selling, general and administrative	5,171	4.7%	5,335	4.6%	(164)	0.1%
Total operating expenses	6,681	6.1%	6,919	6.0%	(238)	0.1%
Operating income	1,164	1.1%	2,790	2.4%	(1,626)	(1.3)%
Interest expense, net	594	0.5%	589	0.5%	5	—%
Income before income taxes	570	0.5%	2,201	1.9%	(1,631)	(1.4)%
Income tax provision	138	0.1%	409	0.3%	(271)	(0.2)%
Net income	$432	0.4%	$1,792	1.5%	$(1,360)	(1.1)%
Effective income tax rate	24.2%		18.6%

Net Sales
Net sales of $109.2 million for the first quarter of fiscal year 2018 decreased by 6.8 percent as compared to net sales of $117.1 million for the first quarter of fiscal year 2017.
The $7.9 million decrease in net sales from the prior year period was driven by a decrease in demand from current customers, partially offset by an increase in net sales from new program wins.
Gross Profit
Gross profit as a percentage of net sales for the three months ended September 30, 2017 was 7.2 percent compared to 8.3 percent for the three months ended October 1, 2016. This 1.1 percentage point decrease was due to lower net sales, an increase in other certain overhead costs and a slight increase in material related costs.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $8,000 and $55,000 for obsolete inventory during the three months ended September 30, 2017 and October 1, 2016, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated net realizable value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $1.5 million and $1.6 million during the three months ended September 30, 2017 and October 1, 2016, respectively. Total RD&E expenses as a percent of net sales were 1.4 percent during the three months ended September 30, 2017 and October 1, 2016, respectively.
Total selling, general and administrative (SG&A) expenses were $5.2 million during the three months ended September 30, 2017 compared to $5.3 million during the three months ended October 1, 2016. Total SG&A expenses as a percentage of net sales were 4.7 percent during the three months ended September 30, 2017 compared to 4.6 percent during the three months ended October 1, 2016. This 0.1 percent increase in SG&A is related to an increase in legal fees.
Interest
Interest expense was $0.6 million during the three months ended September 30, 2017 and the three months ended October 1, 2016.
Income Taxes
The effective tax rate for the three months ended September 30, 2017 was 24.2 percent compared to 18.6 percent for the three months ended October 1, 2016. The increase was primarily attributable to the impact of discrete stock option exercises in the prior year.
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
BACKLOG
On September 30, 2017, we had an order backlog of approximately $118.6 million. This compares with a backlog of approximately $130.0 million on October 1, 2016. The decrease in backlog at September 30, 2017, when compared to October 1, 2016, reflects a decrease in demand from current customers partially offset by an increase in new customers. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.

CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the three months ended September 30, 2017 was $2.7 million, compared to net cash used in operating activities of $1.4 million during the same period of the prior fiscal year.
The $2.7 million of net cash provided by operating activities for the three months ended September 30, 2017 is primarily related to $0.4 million in net income for the period adjusted for $2.0 million of depreciation and amortization, a $9.7 million decrease in accounts receivable and a $3.6 million increase in accounts payable partially offset by a $4.1 million increase in inventory and a $2.4 million decrease in accrued compensation. This compares to $1.4 million of net cash flows used in operating activities for the three months ended October 1, 2016, which resulted primarily from a $3.1 million increase in accounts receivable, a $5.9 million decrease in accounts payable and a $2.2 million decrease in accrued compensation partially offset by $1.8 million of net income for the period adjusted for $1.6 million of depreciation and amortization and a $6.7 million decrease in inventory.
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall net sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our trade accounts receivable purchase programs. During the three months ended September 30, 2017 and October 1, 2016, we factored accounts receivable of $28.0 million and $17.4 million, respectively, which were removed from our Consolidated Balance Sheets. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms.
Investing Cash Flow
Cash used in investing activities was $0.3 million during the three months ended September 30, 2017 as compared to $2.9 million during the three months ended October 1, 2016. Our primary investing activity during the three months ended September 30, 2017 and October 1, 2016, was purchasing equipment to support increased production levels for new programs.
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan. During the three months ended September 30, 2017 and October 1, 2016, we did not enter into any sales and leaseback transactions.
Financing Cash Flow
Cash used in financing activities was $1.8 million during the three months ended September 30, 2017 as compared to cash provided by financing activities of $3.5 million in the same period of the previous fiscal year. Our primary financing activities during the three months ended September 30, 2017, were repayments on our term loans of $1.5 million and borrowings and repayments under our revolving line of credit facility. Our primary financing activities during the three months ended October 1, 2016 were repayments on our term loan of $1.3 million as well as borrowings and repayments under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $45.0 million, subject to availability.
As of September 30, 2017, we were in compliance with our loan covenants and approximately $26.6 million was available under the revolving line of credit facility. As of October 1, 2016, approximately $21.6 million was available under the revolving line of credit facility.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of September 30, 2017, we had approximately $0.3 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company could be subject to additional income taxes payable in the U.S. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of September 30, 2017 would approximate $30,000. We have accrued for expected future repatriation of foreign earnings as discussed in footnote 6 of the “Notes to Consolidated Financial Statements.”
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended July 1, 2017. There have been no material changes in contractual obligations outside the ordinary course of business since July 1, 2017.

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
In the past, we have been notified of claims relating to various matters including contractual matters, intellectual property rights or other issues arising in the ordinary course of business. In the event of such a claim, we may be required to spend a significant amount of money to defend or otherwise address the claim. The Company is currently involved in an arbitration claim with a former customer to collect a significant payment for excess inventory purchased to an existing manufacturing agreement in place at the time. Any litigation or dispute resolution, even where a claim is without merit, could result in substantial costs and diversion of resources. Accordingly, the resolution or adjudication of such disputes, even those encountered in the ordinary course of business, could have a material effect on our business, consolidated financial conditions and results of operations.

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
Refer to Notes 2 and 12 to the consolidated financial statements and critical accounting policies and estimates’ in management’s discussion and analysis of financial condition and results of operations for further discussion regarding the impairment testing of goodwill and identifiable intangible assets.
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
Our consolidated financial statements are prepared in conformity with accounting standards generally accepted in the United States, or U.S. GAAP. These principles are subject to amendments made primarily by the Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission (SEC). A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. For example, significant changes to revenue recognition rules will be effective for us in fiscal 2019 and we may incur significant costs to implement this new rule. Changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, the continued convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”) creates uncertainty as to the financial accounting policies and practices we will need to adopt in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility, term loan and equipment term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility, term loan and equipment term loan fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. There was outstanding $18.0 million in borrowings under our revolving credit facility, $20.0 million outstanding on our term loan and $3.3 million outstanding on our equipment term loan as of September 30, 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
During the second quarter of fiscal year 2015, we entered into an interest rate swap contract with a notional amount of $25.0 million related to the borrowings outstanding under the term loan. As of September 30, 2017, the remaining notional amount of the interest rate swap contract was $13.0 million. Our only material interest rate risk is associated with our revolving credit facility, term loan and equipment term loan. Through the use of the interest rate swap, as described above, we fixed the basis on which we pay interest on our term loan, thus eliminating some of our interest rate risk. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts and swaps to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $50.3 million of foreign currency forward contracts and swaps as of September 30, 2017. The fair value of these contracts and swaps was $(2.6) million. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of September 30, 2017, the Company’s disclosure controls and procedures are effective based on that criteria.
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

Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).
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
There are no material changes to the risk factors set forth in Part I Item 1A in the Company’s Annual Report on Form 10-K for the year ended July 1, 2017.

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	November 9, 2017
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brett R. Larsen
Brett R. Larsen	Date:	November 9, 2017
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)