Form 10-Q
period 2017-12-30
KEY TRONIC CORP
filed 2018-02-08
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED DECEMBER 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 6, 2018, 10,759,680 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” “KeyTronicEMS” and “KeyTronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	December 30, 2017	July 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$450	$373
Trade receivables, net of allowance for doubtful accounts of $0 and $84	57,437	65,193
Inventories, net	108,873	101,590
Other	13,804	11,037
Total current assets	180,564	178,193
Property, plant and equipment, net	28,473	30,496
Other assets:
Deferred income tax asset	7,463	6,981
Goodwill	9,957	9,957
Other intangible assets, net	4,258	4,800
Other	2,097	2,413
Total other assets	23,775	24,151
Total assets	$232,812	$232,840
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,537	$53,078
Accrued compensation and vacation	6,482	10,005
Current portion of debt, net	5,841	5,841
Other	9,810	8,829
Total current liabilities	83,670	77,753
Long-term liabilities:
Term loans	15,852	18,773
Revolving loan	15,633	18,335
Other long-term obligations	844	1,412
Total long-term liabilities	32,329	38,520
Total liabilities	115,999	116,273
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,760 and 10,760 shares, respectively	46,048	45,797
Retained earnings	73,753	73,545
Accumulated other comprehensive loss	(2,988)	(2,775)
Total shareholders’ equity	116,813	116,567
Total liabilities and shareholders’ equity	$232,812	$232,840
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Net sales	$111,725	$118,517	$220,942	$235,652
Cost of sales	102,925	108,905	204,297	216,331
Gross profit	8,800	9,612	16,645	19,321
Research, development and engineering expenses	1,495	1,603	3,005	3,187
Selling, general and administrative expenses	5,654	5,462	10,825	10,797
Total operating expenses	7,149	7,065	13,830	13,984
Operating income	1,651	2,547	2,815	5,337
Interest expense, net	616	552	1,210	1,141
Income before income taxes	1,035	1,995	1,605	4,196
Income tax provision	1,259	467	1,397	876
Net income (loss)	$(224)	$1,528	$208	$3,320
Net income (loss) per share — Basic	$(0.02)	$0.14	$0.02	$0.31
Weighted average shares outstanding — Basic	10,760	10,758	10,760	10,753
Net income (loss) per share — Diluted	$(0.02)	$0.14	$0.02	$0.30
Weighted average shares outstanding — Diluted	10,760	10,968	10,760	10,919
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Comprehensive income (loss):
Net income (loss)	$(224)	$1,528	$208	$3,320
Other comprehensive income (loss):
Unrealized loss on hedging instruments, net of tax	(1,225)	(1,266)	(213)	(2,266)
Comprehensive income (loss)	$(1,449)	$262	$(5)	$1,054
Other comprehensive income (loss) for the three months ended December 30, 2017 and December 31, 2016, is reflected net of tax benefit of approximately $(0.6) million and $(0.7) million, respectively. Other comprehensive income (loss) for the six months ended December 30, 2017 and December 31, 2016, is reflected net of tax benefit of approximately $(0.1) million and $(1.2) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Six Months Ended
	December 30, 2017	December 31, 2016
Operating activities:
Net income	$208	$3,320
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,889	3,430
Amortization of deferred loan costs	15	—
Provision for obsolete inventory	26	306
Provision for warranty	21	63
Recovery of doubtful accounts	(84)	(1)
Loss on disposal of assets	11	109
Share-based compensation expense	251	355
Deferred income taxes	(372)	(900)
Changes in operating assets and liabilities:
Trade receivables	7,840	(4,765)
Inventories	(7,309)	8,594
Other assets	(3,522)	836
Accounts payable	8,459	(7,789)
Accrued compensation and vacation	(3,523)	(1,876)
Other liabilities	990	1,448
Cash provided by operating activities	6,900	3,130
Investing activities:
Purchase of property and equipment	(2,155)	(4,936)
Proceeds from sale of fixed assets	982	101
Cash used in investing activities	(1,173)	(4,835)
Financing activities:
Payment of financing costs	(12)	(193)
Proceeds from long term debt	—	3,919
Repayments of long term debt	(2,936)	(2,500)
Borrowings under revolving credit agreement	91,707	79,260
Repayments of revolving credit agreement	(94,409)	(78,403)
Tax withholding from exercise of share-based compensation	—	(116)
Cash (used in) provided by financing activities	(5,650)	1,967
Net increase in cash and cash equivalents	77	262
Cash and cash equivalents, beginning of period	373	1,018
Cash and cash equivalents, end of period	$450	$1,280
Supplemental cash flow information:
Interest payments	$1,202	$1,127
Income tax payments, net of refunds	$516	$418

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, July 1, 2017	10,760	$45,797	$73,545	$(2,775)	$116,567
Net income	—	—	208	—	208
Unrealized loss on hedging instruments, net	—	—	—	(213)	(213)
Share-based compensation	—	251	—	—	251
Balances, December 30, 2017	10,760	$46,048	$73,753	$(2,988)	$116,813
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three and six month periods ended December 30, 2017 and December 31, 2016, were 13 and 26 week periods, respectively. Fiscal year 2018 will end on June 30, 2018, which is a 52 week year. Fiscal year 2017 which ended on July 1, 2017, was a 52 week year.

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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This Update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As such, the guidance is effective for the Company beginning in the first quarter of fiscal year 2019. The Company is in the process of implementation in accordance with the planned effective date. Implementation activities are focused on the review of significant customer contracts, identification and development of additional systems capabilities to enable the Company to make reasonable estimates of revenue during the manufacturing process, and the design and implementation of relevant internal controls. The Company has assessed that the impact of the new guidance will result in a change of the Company's revenue recognition model for electronics manufacturing services from "point in time" upon physical delivery to an "over time" model and believes this transition may have a material impact on the Company's consolidated financial statements upon adoption primarily as it will recognize an increase in contract assets for unbilled receivables with a corresponding reduction in finished goods and work-in-process inventory. The new guidance allows for two transition methods in application (i) retrospective approach, or (ii) modified retrospective approach. The Company will adopt the standard using the modified retrospective approach, which will result in an adjustment for the cumulative effect of applying this guidance to contracts in process as of the adoption date. Under this approach, prior financial statements presented will not be restated. Additionally, disclosures required for revenue recognition will include qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from costs to obtain or fulfill a contract. Such disclosures are more extensive than what is required under existing GAAP.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases which supersedes ASC 840 Leases and creates a new topic, ASC 842 Leases. This update requires lessees to recognize a lease asset and a lease liability for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Upon initial evaluation, the Company believes the new guidance will have a material impact on its consolidated balance sheets when adopted. The Company is currently assessing the timing of adoption.
In August 2016, the FASB issued Accounting Standards Update 2016-15, Classification of Certain Cash Receipts and Cash Payments. This update provides guidance on how to record eight specific cash flow issues. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and a retrospective transition method to each period should be presented. The Company is currently evaluating the effect of this update on its consolidated financial statements.
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

3.	Inventories
The components of inventories consist of the following (in thousands):

	December 30, 2017	July 1, 2017
Finished goods	$14,450	$12,244
Work-in-process	22,115	20,596
Raw materials and supplies	72,308	68,750
	$108,873	$101,590

4.	Long-Term Debt
On September 3, 2014, the Company entered into a five-year term loan in the amount of $35.0 million used to acquire all of the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics). The term loan requires quarterly payments of $1.25 million through June 15, 2019, with a final payment of the remaining outstanding balance on August 31, 2019. The Company had an outstanding balance of $18.8 million and $21.3 million under the term loan as of December 30, 2017 and July 1, 2017, respectively.
On August 6, 2015, the Company entered into a First Amendment to the amended and restated credit agreement extending the limit on our line of credit facility to $45.0 million as evidenced by the Second Replacement Revolving Note. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes. The line of credit is secured by substantially all of the assets of the Company and matures on August 31, 2019 at which time all outstanding balances are payable. As of December 30, 2017, the Company had an outstanding balance under the credit facility of $15.6 million, $0.4 million in outstanding letters of credit and $29.0 million available for future borrowings. As of July 1, 2017, the Company had an outstanding balance under the credit facility of $18.3 million, $0.4 million in outstanding letters of credit and $26.3 million available for future borrowings.
On December 28, 2016, the Company entered into an equipment term loan agreement in the amount of $3.9 million in order to further invest in production equipment. The equipment term loan is collateralized by production equipment. Under this loan agreement, equal quarterly payments of approximately $0.2 million commenced on March 31, 2017 and will continue through the maturity of the equipment term loan on June 30, 2021. Amortization of the debt issuance costs is reported as interest expense on the consolidated income statement. As of December 30, 2017, the Company had an outstanding balance of $3.0 million. As of July 1, 2017, the Company had an outstanding balance of $3.5 million. The Company has available an additional $2.1 million which can be borrowed in the future under this agreement.
Borrowings under the revolving line of credit, term loan and equipment term loan bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 1.75%, LIBOR plus 2.00%, or LIBOR plus 2.25% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The interest rates on outstanding debt as of December 30, 2017 range from 3.57% - 4.50% compared to 3.22% - 4.25% as of July 1, 2017.
Debt maturities as of December 30, 2017 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2018 (1)	$2,935
2019	5,871
2020	27,754
2021	871
Total debt	$37,431
Unamortized debt issuance costs	$(105)
Long-term debt, net of debt issuance costs	$37,326
(1) Represents scheduled payments for the remaining six-month period ending June 30, 2018.
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
Total accounts receivables sold during the six months ended December 30, 2017 and December 31, 2016 was approximately $55.4 million and $38.9 million, respectively. Accounts receivables sold and not yet collected were $2.3 million and $1.6 million as of December 30, 2017 and July 1, 2017, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

6.	Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act reduced Federal corporate tax rates effective January 1, 2018 and changed certain other provisions. Effective tax rates for the quarter and the six months ended December 30, 2017 are blended rates reflecting the estimated benefit of two quarters of Federal tax rate reductions for fiscal year 2018. These benefits were offset by a discrete expense of $1.1 million due to the revaluation of our U.S. net deferred tax assets, an adjustment relating to foreign exchange, and required adjustments associated with the transition from a global to a territorial tax system (discussed further below). This discrete adjustment increased the Company’s income tax provisions for the quarter and six months ended December 30, 2017.
The Tax Act changed the U.S. tax system from a global to a territorial model. Under the Tax Act, a deemed one-time repatriation of all accumulated earnings and profits (AE&P) in Mexico and China occurred on December 31, 2017. For purposes of calculating the toll tax associated with this deemed repatriation, AE&P pools are stratified into two asset categories, subjected to certain allowable deductions and then the net amounts are subjected to the toll tax (15.5% for cash/cash equivalents and 8% for illiquid assets). Management has previously relied upon estimates of AE&P and the related tax pools in Mexico and China in order to calculate the amount of foreign earnings that may potentially be repatriated and the resulting potential U.S. tax liability (see further discussion below). Management will undertake a formal study of the AE&P and tax pools in both Mexico and China during the third and fourth quarters of fiscal year 2018 in order to more accurately calculate the toll tax liability. At this time, management does not believe the toll tax liability will be material to the financial statements after consideration of existing foreign tax credit carryforwards. However, the ability to utilize these foreign tax credits against the toll tax liability is still unclear under the Tax Act as written; we anticipate future guidance from the U.S. Treasury regarding this matter as well as other specifics associated with the toll tax calculation. As such, there may be future discrete adjustments associated with the toll tax because of the lack of clarity regarding the utilization of foreign tax credits. Additional discrete future adjustments may also arise due to potential true-ups that result from the formal AE&P and tax pool studies, as well as other potentially unforeseen tax implications associated with future U.S. Treasury guidance.
Because of the shift to a territorial system of taxation in the U.S., the Company recognized a discrete benefit of approximately $2.1 million during the second quarter related to reversing its previously recognized estimated liability associated with estimated future repatriations from Mexico and China. In future years, because of the toll tax on AE&P described above, repatriations of cash will generally be tax-free in the U.S. However, withholding taxes in China and Mexico may still apply to any such future repatriations. Management has not changed its indefinite investment assertions with regards to the portion of AE&P in each jurisdiction that may be repatriated in the future. Accordingly, management estimates that future repatriations of cash from China may result in approximately $0.8 million of withholding tax. There would be no offsetting foreign tax credits in the U.S. and as such, this potential liability is a direct cost associated with actual repatriations. Accordingly, management recognized a $0.8 million deferred tax liability during the second quarter related to this future potential liability.
A similar analysis was conducted with anticipated future repatriations in Mexico. Under Mexican tax law, any previously taxed earnings from before 2014 (“CUFIN”) are not subject to withholding when monies are repatriated to another country. Based on management’s estimated future repatriations from Mexico and based on the estimated AE&P in Mexico as of December 31, 2013, no withholding tax liability has been recognized as of December 30, 2017. If in the future, estimated future repatriations exceed CUFIN, the Company will be required to recognize a withholding tax as a deferred tax liability at that time. Similar to China, this withholding would not be creditable and would be a direct cost associated with the actual repatriation.

The Company expects to repatriate a portion of its foreign earnings based on increased net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $13.3 million of foreign earnings in the future. As noted above, any future repatriations of cash to the U.S. from Mexico and/or China will be tax-free in the U.S. effective January 1, 2018. However, management still must track future anticipated repatriations in order to estimate future withholding tax liabilities as applicable in each jurisdiction. See the above paragraph for further discussion of this matter. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
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
The Company has available approximately $7.7 million of gross federal research and development tax credits as of December 30, 2017. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of December 30, 2017, the Company has recorded $4.0 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $3.7 million.

7.	Earnings Per Share
The following tables present a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except per share information)
	December 30, 2017	December 31, 2016
Net income (loss)	$(224)	$1,528
Weighted average shares outstanding—basic	10,760	10,758
Effect of dilutive common stock awards	—	210
Weighted average shares outstanding—diluted	10,760	10,968
Net income (loss) per share—basic	$(0.02)	$0.14
Net income (loss) per share—diluted	$(0.02)	$0.14
Antidilutive SARs not included in diluted earnings per share	1,105	892

	Six Months Ended
	(in thousands, except per share information)
	December 30, 2017	December 31, 2016
Net income	$208	$3,320
Weighted average shares outstanding—basic	10,760	10,753
Effect of dilutive common stock awards	—	166
Weighted average shares outstanding—diluted	10,760	10,919
Net income per share—basic	$0.02	$0.31
Net income per share—diluted	$0.02	$0.30
Antidilutive SARs not included in diluted earnings per share	1,105	892

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
Total share-based compensation expense recognized during the three months ended December 30, 2017 and December 31, 2016 was approximately $147,000 and $158,000, respectively. Total share-based compensation expense recognized during the six months ended December 30, 2017 and December 31, 2016 was approximately $251,000 and $355,000, respectively. As of December 30, 2017, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.8 million. This expense is expected to be recognized over a weighted average period of 1.88 years.
No SARs were exercised during the three or six months ended December 30, 2017. During the three months ended December 31, 2016, there were 15,000 SARs exercised with an immaterial amount of intrinsic value. During the six months ended December 31, 2016, there were 117,000 SARs exercised with approximately $367,000 of intrinsic value.

9.	Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. During the second quarter of fiscal year 2017, the Company commenced the arbitration process with a former customer related to approximately $9 million in inventory purchased and approximately $1 million in outstanding accounts receivables that we believe should be reimbursed by this former customer based on the terms of the manufacturing agreement. The Company is also pursuing reimbursement for certain cancellation fees and other carrying costs already expensed, but believed to be contractually due from the former customer. The Company is actively working through the arbitration process and expects further clarity on the resolution of this matter, whether through negotiations or a scheduled hearing by the end of the third quarter fiscal year 2018. The Company has not accrued for any potential gains or losses related to this claim and legal costs are being expensed as incurred. The ultimate disposition of these matters could have a material effect on our consolidated financial position, results of operations or cash flows.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $35,000 as of December 30, 2017 and $32,000 as of July 1, 2017, respectively.

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
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of December 30, 2017 and July 1, 2017 (in thousands):

	December 30, 2017
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Interest rate swaps	$—	$3	$—	$3
Foreign currency forward contracts & swaps	$—	$86	$—	$86
Financial Liabilities:
Interest rate swap	$—	$(27)	$—	$(27)
Foreign currency forward contracts & swaps	$—	$(4,589)	$—	$(4,589)

	July 1, 2017
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts & swaps	$—	$1,010	$—	$1,010
Financial Liabilities:
Interest rate swap	$—	$(103)	$—	$(103)
Foreign currency forward contracts & swaps	$—	$(5,112)	$—	$(5,112)

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
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at December 30, 2017 and July 1, 2017, reasonably approximate their fair value. The Company’s long-term debt primarily consists of a revolving line of credit, a term loan and an equipment term loan. These borrowings bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in footnote 4.
As a result of the determinable market rates for our revolving line of credit, term loan and equipment term loan, they are classified within Level 2 of the fair value hierarchy. The discounted cash flow of the revolving line of credit is estimated to be $15.6 million and $18.3 million as of December 30, 2017 and July 1, 2017, respectively, with a carrying value that reasonably approximates the fair value. The discounted cash flow of the term loan is estimated to be $18.8 million as of December 30, 2017 and $21.3 million as of July 1, 2017, respectively, with a carrying value that reasonably approximates the fair value. The discounted cash flow of the equipment term loan is estimated to be $3.0 million as of December 30, 2017 and $3.5 million as of July 1, 2017, respectively, with a carrying value that reasonably approximates the fair value.

11. Derivative Financial Instruments
As of December 30, 2017, the Company had outstanding foreign currency forward contracts and swaps with a total notional amount of $51.3 million. The maturity dates for these contracts and swaps extend through December 2019. For the three months ended December 30, 2017, the Company entered into $7.2 million of foreign currency forward contracts and settled $11.2 million of such contracts. During the same period of the previous year, the Company entered into $6.7 million of foreign currency forward contracts and settled $5.0 million of such contracts.
For the six months ended December 30, 2017, the Company entered into foreign currency forward contracts of $7.2 million and settled $16.6 million of such contracts. During the same period of the previous year, the Company entered into foreign currency forward contracts of $6.7 million and settled $10.2 million of such contracts.
As of December 30, 2017, the aggregate notional amount of the Company’s outstanding foreign currency contracts and swaps along with their unrealized gains (losses) are expected to mature as summarized below (in thousands):

Quarter Ending	Notional Contracts and Swaps in MXN	Notional Contracts and Swaps in USD	Estimated Fair Value
March 31, 2018	$90,812	$5,713	$(1,120)
June 30, 2018	$95,500	$5,811	$(1,055)
September 29, 2018	$90,443	$5,301	$(867)
December 29, 2018	$125,328	$6,746	$(703)
March 30, 2019	$137,944	$6,979	$(433)
June 29, 2019	$142,947	$6,828	$(152)
September 28, 2019	$148,468	$6,740	$86
December 28, 2019	$152,613	$7,187	$(259)
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
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of December 30, 2017 and July 1, 2017 (in thousands):

		December 30, 2017	July 1, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts & swaps	Other long-term assets	$86	$1,010
Foreign currency forward contracts & swaps	Other current liabilities	$(3,745)	$(4,226)
Foreign currency forward contracts & swaps	Other long-term liabilities	$(844)	$(886)
Interest rate swap	Other long-term assets	$3	$—
Interest rate swap	Other current liabilities	$(27)	$(81)
Interest rate swap	Other long-term liabilities	$—	$(22)

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended December 30, 2017 and December 31, 2016, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of September 30, 2017	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 30, 2017
Forward contracts & swaps	Cost of sales	$(1,715)	$(2,669)	$1,412	$(2,972)
Interest rate swap	Interest expense	(48)	8	24	(16)
Total		$(1,763)	$(2,661)	$1,436	$(2,988)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of October 1, 2016	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 31, 2016
Forward contracts & swaps	Cost of sales	$(8,325)	$(2,717)	$1,341	$(9,701)
Interest rate swap	Interest expense	(248)	42	68	(138)
Total		$(8,573)	$(2,675)	$1,409	$(9,839)
The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the six months ended December 30, 2017 and December 31, 2016, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 1, 2017	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 30, 2017
Forward contracts & swaps	Cost of sales	$(2,707)	$(2,791)	$2,526	$(2,972)
Interest rate swap	Interest expense	(68)	(1)	53	(16)
Total		$(2,775)	$(2,792)	$2,579	$(2,988)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 2, 2016	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 31, 2016
Forward contracts & swaps	Cost of sales	$(7,245)	$(4,906)	$2,450	$(9,701)
Interest rate swap	Interest expense	(328)	41	149	(138)
Total		$(7,573)	$(4,865)	$2,599	$(9,839)
As of December 30, 2017, the net amount of unrealized loss expected to be reclassified into earnings within the next 12 months is approximately $3.0 million. As of December 30, 2017, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

12.	Goodwill and Other Intangible Assets
The Company recorded goodwill in connection with the Ayrshire and Sabre acquisitions resulting primarily from the synergies that resulted from the Company’s acquisitions and the assembled workforce. The goodwill from the acquisitions is not deductible for tax purposes.
During the six months ended December 30, 2017 and December 31, 2016, no impairment was recognized. Goodwill was recorded at $10.0 million as of December 30, 2017 and July 1, 2017.
The components of acquired intangible assets are as follows (in thousands):

	December 30, 2017
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(531)	$37
Customer Relationships	10	4,803	(1,831)	2,972
Favorable Lease Agreements	4 - 7	2,941	(1,692)	1,249
Total		$8,312	$(4,054)	$4,258

	July 1, 2017
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(483)	$85
Customer Relationships	10	4,803	(1,590)	3,213
Favorable Lease Agreements	4 - 7	2,941	(1,439)	1,502
Total		$8,312	$(3,512)	$4,800
Amortization expense was approximately $265,000 and $282,000 for the three months ended December 30, 2017 and December 31, 2016, respectively. Amortization expense was approximately $542,000 and $564,000 for the six months ended December 30, 2017 and December 31, 2016, respectively.
Aggregate amortization expense relative to existing intangible assets by fiscal year is currently estimated to be as follows (in thousands):

Fiscal Years Ending	Amount
2018 (1)	531
2019	818
2020	783
2021	784
2022	531
Thereafter	811
Total amortization expense	$4,258
(1) Represents estimated amortization for the remaining six-month period ending June 30, 2018.

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
Executive Summary
As a result of the U.S. corporate tax reform in December 2017, the GAAP results for the second quarter of 2018 were impacted by discrete charges for unrepatriated overseas earnings and a write-down of certain deferred tax assets related to U.S. tax reform and an adjustment relating to foreign exchange totaling approximately $1.1 million in tax expense or $0.10 per share. In coming quarters, the Company will benefit from the tax reform through a reduction in its estimated effective tax rate from 25% to 20%.
New programs continue to ramp and we have continued to win significant new business from EMS competitors, including two new programs involving products for new and established customers in IoT for consumers and commercial applications. While changes in the U.S. corporate tax law may have caused a net loss in the second quarter, we expect to benefit by paying less taxes in the U.S. under the new law in coming periods.
Moving into the third quarter, we continue to see a strong pipeline of potential new business and our new programs continue to ramp. Recent customer wins are expected to contribute to sales growth in coming quarters.
During the third quarter, the Company anticipates charges of approximately $0.7 million for legal expenses in a binding arbitration hearing relating to roughly $10 million of purchased and paid inventory and receivables due from a former customer. In addition to the inventory at issue in the arbitration, the Company is pursuing reimbursement for certain cancellation fees and other carrying costs already expensed but believed to be contractually due from the former customer. The Company has not accrued for any outcomes related to this claim which could result in a one-time gain or loss. Legal costs are being expensed as incurred. The ultimate disposition of these matters is unknown and could have a material effect on the consolidated financial position, results of operations and cash flows.
We will also be incurring approximately $0.5 million for severance costs related to streamlining our facilities in Mexico during the third quarter as we expect that recently won new programs will require less labor content. We expect these changes to reduce our overall Mexican facility expenses by approximately 9% by our fourth quarter. Moreover, our U.S. facilities are proving to be increasingly profitable. While we are carefully managing our expenses, our investments in SMT, sheet metal and plastic molding capabilities in both Mexico and the U.S. are expected to enable planned future growth.

The concentration of our top three customers’ net sales decreased to 30.6 percent of total sales in the second quarter of fiscal year 2018 from 33.8 percent in the same period of the prior fiscal year.
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
Gross profit as a percent of net sales was 7.9 percent for the second quarter of fiscal year 2018 as compared to 8.1 percent for the same quarter of the prior fiscal year. The decrease in gross profit as a percentage of net sales was due to lower net sales during the quarter.
Operating income as a percentage of net sales was 1.5 percent and 2.1 percent for the second quarter of fiscal year 2018 and the second quarter of the prior fiscal year, respectively. The decrease in operating income as a percentage of net sales was primarily driven by the decrease in net sales as discussed above.
Net loss for the second quarter of fiscal year 2018 was $0.2 million or $(0.02) per share, as compared to net income of $1.5 million or $0.14 per share for the second quarter of fiscal year 2017. The decrease in net income for the second quarter of fiscal year 2018 as compared to the same period in fiscal year 2017, was primarily attributable to $1.1 million in discrete tax expense as a result of the U.S. corporate tax reform, and a decline in net sales as discussed above.
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
For the third quarter of fiscal year 2018, the Company expects to report revenue in the range of $110 million to $115 million, and earnings in the range of break-even to $0.05 per diluted share. These expected results assume the legal fees and severance costs discussed above with an effective tax rate of 20% in the quarter. Future results will depend on actual levels of customers’ orders and the timing of the startup of production of new product programs.
We maintain a strong balance sheet with a current ratio of 2.2 and a debt to equity ratio of 0.3 as of December 30, 2017. Total cash provided by operating activities as defined on our cash flow statement was $6.9 million for the six months ended December 30, 2017. We maintain sufficient liquidity for our expected future operations and had $15.6 million in borrowings on our $45.0 million revolving line of credit with Wells Fargo Bank, N.A. of which $29.0 million remained available at December 30, 2017. We believe cash flows generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.

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
RESULTS OF OPERATIONS
Comparison of the Three Months Ended December 30, 2017 with the Three Months Ended December 31, 2016
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended December 30, 2017 as compared to the three months ended December 31, 2016. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	December 30, 2017	% of net sales	December 31, 2016	% of net sales	$ change	% point change
Net sales	$111,725	100.0%	$118,517	100.0%	$(6,792)	—%
Cost of sales	102,925	92.1%	108,905	91.9%	(5,980)	0.2%
Gross profit	8,800	7.9%	9,612	8.1%	(812)	(0.2)%
Research, development and engineering	1,495	1.3%	1,603	1.4%	(108)	(0.1)%
Selling, general and administrative	5,654	5.1%	5,462	4.6%	192	0.5%
Total operating expenses	7,149	6.4%	7,065	6.0%	84	0.4%
Operating income	1,651	1.5%	2,547	2.1%	(896)	(0.6)%
Interest expense, net	616	0.6%	552	0.5%	64	0.1%
Income before income taxes	1,035	0.9%	1,995	1.7%	(960)	(0.8)%
Income tax provision	1,259	1.1%	467	0.4%	792	0.7%
Net income (loss)	$(224)	(0.2)%	$1,528	1.3%	$(1,752)	(1.5)%
Effective income tax rate	121.6%		23.4%

Net Sales
Net sales of $111.7 million for the second quarter of fiscal year 2018 decreased by 5.7 percent as compared to net sales of $118.5 million for the second quarter of fiscal year 2017.
The $6.8 million decrease in net sales from the prior year period was driven by a decrease in demand from current customers, partially offset by an increase in net sales from new program wins.
Gross Profit
Gross profit as a percentage of net sales for the three months ended December 30, 2017 was 7.9 percent compared to 8.1 percent for the three months ended December 31, 2016. This 0.2 percentage point decrease was due to lower net sales, an increase in other certain overhead costs partially offset by a slight decrease in material related costs.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $18,000 and $251,000 for obsolete inventory during the three months ended December 30, 2017 and December 31, 2016, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated net realizable value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $1.5 million and $1.6 million during the three months ended December 30, 2017 and December 31, 2016, respectively. Total RD&E expenses as a percent of net sales were 1.3 percent during the three months ended December 30, 2017 compared to 1.4 percent during the three months ended December 31, 2016.
Total selling, general and administrative (SG&A) expenses were $5.7 million during the three months ended December 30, 2017 compared to $5.5 million during the three months ended December 31, 2016. Total SG&A expenses as a percentage of net sales were 5.1 percent during the three months ended December 30, 2017 compared to 4.6 percent during the three months ended December 31, 2016. This 0.5 percent increase in SG&A is related to an increase in legal fees and commission expense.
Interest
Interest expense was $0.6 million during the three months ended December 30, 2017 and the three months ended December 31, 2016.
Income Taxes
The effective tax rate for the three months ended December 30, 2017 was 121.6 percent compared to 23.4 percent for the three months ended December 31, 2016. The increase was primarily attributable to the impact of discrete adjustments associated with U.S. tax reform. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements.”
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

RESULTS OF OPERATIONS
Comparison of the Six Months Ended December 30, 2017 with the Six Months Ended December 31, 2016
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the six months ended December 30, 2017 as compared to the six months ended December 31, 2016. It is provided to assist in assessing differences in our overall performance (in thousands):

	Six Months Ended
	December 30, 2017	% of net sales	December 31, 2016	% of net sales	$ change	% point change
Net sales	$220,942	100.0%	$235,652	100.0%	$(14,710)	—%
Cost of sales	204,297	92.5%	216,331	91.8%	(12,034)	0.7%
Gross profit	16,645	7.5%	19,321	8.2%	(2,676)	(0.7)%
Research, development and engineering	3,005	1.4%	3,187	1.4%	(182)	—%
Selling, general and administrative	10,825	4.9%	10,797	4.6%	28	0.3%
Total operating expenses	13,830	6.3%	13,984	6.0%	(154)	0.3%
Operating income	2,815	1.3%	5,337	2.3%	(2,522)	(1.0)%
Interest expense, net	1,210	0.5%	1,141	0.5%	69	—%
Income before income taxes	1,605	0.7%	4,196	1.8%	(2,591)	(1.1)%
Income tax provision	1,397	0.6%	876	0.4%	521	0.2%
Net income	$208	0.1%	$3,320	1.4%	$(3,112)	(1.3)%
Effective income tax rate	87.0%		20.9%
Net Sales
Net sales of $220.9 million for the six months ended December 30, 2017 decreased by 6.2 percent as compared to net sales of $235.7 million for the six months ended December 31, 2016.
The decrease in net sales from the prior year period was primarily driven by a decrease in demand from current customers, partially offset by an increase in net sales from new program wins.
Gross Profit
Gross profit as a percentage of net sales for the six months ended December 30, 2017 was 7.5 percent compared to 8.2 percent for the six months ended December 31, 2016. This 0.7 percentage point decrease is primarily related to an increase in certain overhead costs partially offset by a decrease in material related costs. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $26,000 and $306,000 for obsolete inventory during the six months ended December 30, 2017 and December 31, 2016, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $3.0 million and $3.2 million during the six months ended December 30, 2017 and December 31, 2016, respectively. Total RD&E expenses as a percent of net sales were 1.4 percent during the six months ended December 30, 2017 compared to 1.4 percent during the six months ended December 31, 2016, respectively.
Total selling, general and administrative (SG&A) expenses were $10.8 million during the six months ended December 30, 2017 and December 31, 2016. Total SG&A expenses as a percentage of net sales were 4.9 percent during the six months ended December 30, 2017 compared to 4.6 percent during the six months ended December 31, 2016. This 0.3 percentage point increase in SG&A is related to an increase in legal fees and commission expense.

Interest
Interest expense was $1.2 million during the six months ended December 30, 2017 compared to $1.1 million during the six months ended December 31, 2016.
Income Taxes
The effective tax rate for the six months ended December 30, 2017 was 87.0 percent compared to 20.9 percent for the same period in fiscal year 2017. The effective tax rate increased from the prior year primarily due to the recognition of certain discrete adjustments associated with U.S. tax reform. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements.”
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
BACKLOG
On December 30, 2017, we had an order backlog of approximately $119.9 million. This compares with a backlog of approximately $133.4 million on December 31, 2016. The decrease in backlog at December 30, 2017, when compared to December 31, 2016, reflects a decrease in demand from current customers partially offset by an increase in new customers. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.

CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the six months ended December 30, 2017 was $6.9 million, compared to net cash provided by operating activities of $3.1 million during the same period of the prior fiscal year.
The $6.9 million of net cash provided by operating activities for the six months ended December 30, 2017 is primarily related to a $0.2 million in net income for the period adjusted for $3.9 million of depreciation and amortization, a $7.8 million decrease in accounts receivable, a $1.0 million increase in other liabilities, and an $8.5 million increase in accounts payable partially offset by a $7.3 million increase in inventory, a $3.5 million decrease in accrued compensation and a $3.5 million increase in other assets. This compares to $3.1 million of net cash flows provided by operating activities for the six months ended December 31, 2016, which resulted primarily from $3.3 million in net income for the period adjusted for $3.4 million of depreciation and amortization as well as a decrease in inventory of $8.6 million partially offset by an increase in trade receivables of $4.8 million and a decrease in accounts payable of $7.8 million.
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall net sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our trade accounts receivable purchase programs. During the six months ended December 30, 2017 and December 31, 2016, we factored accounts receivable of $55.4 million and $38.9 million, respectively, which were removed from our Consolidated Balance Sheets. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms.
Investing Cash Flow
Cash used in investing activities was $1.2 million during the six months ended December 30, 2017 as compared to $4.8 million during the six months ended December 31, 2016. Our primary investing activity during the six months ended December 30, 2017 and December 31, 2016, was purchasing equipment to support increased production levels for new programs.
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan. During the six months ended December 30, 2017 and December 31, 2016, we did not enter into any sales and leaseback transactions.
Financing Cash Flow
Cash used in financing activities was $5.7 million during the six months ended December 30, 2017 as compared to cash provided by financing activities of $2.0 million in the same period of the previous fiscal year. Our primary financing activities during the six months ended December 30, 2017, were repayments on our term loans of $2.9 million and borrowings and repayments under our revolving line of credit facility. Our primary financing activities during the six months ended December 31, 2016, were repayments on our term loan of $2.5 million as well as borrowings and repayments under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $45.0 million, subject to availability.
As of December 30, 2017, we were in compliance with our loan covenants and approximately $29.0 million was available under the revolving line of credit facility. As of December 31, 2016, approximately $25.7 million was available under the revolving line of credit facility.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of December 30, 2017, we had approximately $0.4 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of December 30, 2017 would approximate $24,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in footnote 6 of the “Notes to Consolidated Financial Statements.”
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility, term loan and equipment term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility, term loan and equipment term loan fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. There was outstanding $15.6 million in borrowings under our revolving credit facility, $18.8 million outstanding on our term loan and $3.0 million outstanding on our equipment term loan as of December 30, 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
During the second quarter of fiscal year 2015, we entered into an interest rate swap contract with a notional amount of $25.0 million related to the borrowings outstanding under the term loan. As of December 30, 2017, the remaining notional amount of the interest rate swap contract was $11.5 million. Our only material interest rate risk is associated with our revolving credit facility, term loan and equipment term loan. Through the use of the interest rate swap, as described above, we fixed the basis on which we pay interest on our term loan, thus eliminating some of our interest rate risk. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts and swaps to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $51.3 million of foreign currency forward contracts and swaps as of December 30, 2017. The fair value of these contracts and swaps was $(4.5) million. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of December 30, 2017, the Company’s disclosure controls and procedures are effective based on that criteria.
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

Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).
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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	February 8, 2018
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brett R. Larsen
Brett R. Larsen	Date:	February 8, 2018
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)