Form 10-Q
period 2018-03-31
KEY TRONIC CORP
filed 2018-05-09
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED MARCH 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2018, 10,759,680 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” “KeyTronicEMS” and “KeyTronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31, 2018	July 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$298	$373
Trade receivables, net of allowance for doubtful accounts of $0 and $84	60,689	65,193
Inventories, net	114,962	101,590
Other	12,941	11,037
Total current assets	188,890	178,193
Property, plant and equipment, net	27,872	30,496
Other assets:
Deferred income tax asset	7,254	6,981
Goodwill	9,957	9,957
Other intangible assets, net	3,992	4,800
Other	3,753	2,413
Total other assets	24,956	24,151
Total assets	$241,718	$232,840
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,226	$53,078
Accrued compensation and vacation	6,616	10,005
Current portion of debt, net	5,841	5,841
Other	8,790	8,829
Total current liabilities	90,473	77,753
Long-term liabilities:
Term loans	14,392	18,773
Revolving loan	15,000	18,335
Other long-term obligations	—	1,412
Total long-term liabilities	29,392	38,520
Total liabilities	119,865	116,273
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,760 and 10,760 shares, respectively	46,104	45,797
Retained earnings	74,983	73,545
Accumulated other comprehensive gain (loss)	766	(2,775)
Total shareholders’ equity	121,853	116,567
Total liabilities and shareholders’ equity	$241,718	$232,840
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net sales	$108,352	$113,601	$329,294	$349,253
Cost of sales	100,197	104,462	304,494	320,793
Gross profit	8,155	9,139	24,800	28,460
Research, development and engineering expenses	1,560	1,569	4,565	4,756
Selling, general and administrative expenses	5,816	5,721	16,641	16,518
Total operating expenses	7,376	7,290	21,206	21,274
Operating income	779	1,849	3,594	7,186
Interest expense, net	656	566	1,866	1,707
Income before income taxes	123	1,283	1,728	5,479
Income tax provision (benefit)	(521)	322	876	1,198
Net income	$644	$961	$852	$4,281
Net income per share — Basic	$0.06	$0.09	$0.08	$0.40
Weighted average shares outstanding — Basic	10,760	10,759	10,760	10,755
Net income per share — Diluted	$0.06	$0.09	$0.08	$0.39
Weighted average shares outstanding — Diluted	10,760	10,957	10,760	10,916
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Comprehensive income:
Net income	$644	$961	$852	$4,281
Other comprehensive income:
Unrealized gain on hedging instruments, net of tax	4,340	4,763	4,127	2,497
Comprehensive income	$4,984	$5,724	$4,979	$6,778
Other comprehensive income for the three months ended March 31, 2018 and April 1, 2017, is reflected net of tax expense of approximately $1.2 million and $2.5 million, respectively. Other comprehensive income for the nine months ended March 31, 2018 and April 1, 2017, is reflected net of tax expense of approximately $1.1 million and $1.3 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Nine Months Ended
	March 31, 2018	April 1, 2017
Operating activities:
Net income	$852	$4,281
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,838	5,300
Amortization of deferred loan costs	22	—
Provision for obsolete inventory	28	523
Provision for warranty	39	49
(Recovery of) provision for doubtful accounts	(84)	3
Loss on disposal of assets	8	132
Share-based compensation expense	307	524
Deferred income taxes	(1,396)	(811)
Changes in operating assets and liabilities:
Trade receivables	4,588	(656)
Inventories	(13,400)	7,677
Other assets	(2,306)	435
Accounts payable	16,148	(9,577)
Accrued compensation and vacation	(3,389)	(1,604)
Other liabilities	2,616	1,304
Cash provided by operating activities	9,871	7,580
Investing activities:
Purchase of property and equipment	(3,176)	(7,568)
Proceeds from sale of fixed assets	985	113
Cash used in investing activities	(2,191)	(7,455)
Financing activities:
Payment of financing costs	(17)	(221)
Proceeds from long term debt	—	3,919
Repayments of long term debt	(4,403)	(3,968)
Borrowings under revolving credit agreement	135,876	119,791
Repayments of revolving credit agreement	(139,211)	(119,631)
Tax withholding from exercise of share-based compensation	—	(122)
Cash used in financing activities	(7,755)	(232)
Net decrease in cash and cash equivalents	(75)	(107)
Cash and cash equivalents, beginning of period	373	1,018
Cash and cash equivalents, end of period	$298	$911
Supplemental cash flow information:
Interest payments	$1,819	$1,659
Income tax payments, net of refunds	$233	$357

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, July 1, 2017	10,760	$45,797	$73,545	$(2,775)	$116,567
Net income	—	—	852	—	852
Tax Rate Effect Reclassification	—	—	586	(586)	—
Unrealized gain on hedging instruments, net	—	—	—	4,127	4,127
Share-based compensation	—	307	—	—	307
Balances, March 31, 2018	10,760	$46,104	$74,983	$766	$121,853
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three and nine month periods ended March 31, 2018 and April 1, 2017, were 13 and 39 week periods, respectively. Fiscal year 2018 will end on June 30, 2018, which is a 52 week year. Fiscal year 2017 which ended on July 1, 2017, was a 52 week year.

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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This Update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As such, the guidance is effective for the Company beginning in the first quarter of fiscal year 2019. The Company has completed its initial review of significant customer contracts and is in the process of finalizing its implementation in accordance with the planned effective date. Remaining implementation activities are focused on completion of our analysis of non-recurring engineering contracts, identification and development of additional systems capabilities to enable the Company to make reasonable estimates of revenue during the manufacturing process, as well as the design and implementation of relevant internal controls. The Company has assessed that the impact of the new guidance will result in a change of the Company’s revenue recognition model for electronics manufacturing services from “point in time” upon physical delivery to an “over time” model and believes this transition will have a material impact on the Company’s consolidated financial statements upon adoption primarily as it will recognize an increase in contract assets for unbilled receivables with a corresponding reduction in finished goods and work-in-process inventory. The new guidance allows for two transition methods in application (i) retrospective approach, or (ii) modified retrospective approach. The Company will adopt the standard using the modified retrospective approach, which will result in an adjustment for the cumulative effect of applying this guidance to contracts in process as of the adoption date. Under this approach, prior financial statements presented will not be restated and the effects of the modified retrospective approach will be recorded as an adjustment through retained earnings in the period of adoption. Additionally, disclosures required for revenue recognition will include qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from costs to obtain or fulfill a contract. Such disclosures are more extensive than what is required under existing GAAP.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases which supersedes ASC 840 Leases and creates a new topic, ASC 842 Leases. This update requires lessees to recognize a lease asset and a lease liability for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Upon initial evaluation, the Company believes the new guidance will have a material impact on its consolidated balance sheets when adopted. The Company intends to adopt the new lease guidance when it becomes effective in the first quarter of fiscal year 2020.
In August 2016, the FASB issued Accounting Standards Update 2016-15, Classification of Certain Cash Receipts and Cash Payments. This update provides guidance on how to record eight specific cash flow issues. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and a retrospective transition method to each period should be presented. The Company is still assessing the impact of this update on its consolidated financial statements. The Company intends to adopt the new guidance when it becomes effective in the first quarter of fiscal year 2019.
In January 2017, the FASB issued Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. The Company would apply this guidance to applicable impairment tests after the adoption date. The Company believes this new guidance will not have a material effect on its consolidated financial statements.
In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation - Stock Compensation. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company believes the new guidance will not have a material effect on its consolidated financial statements. The Company intends to adopt the new guidance when it becomes effective in the first quarter of fiscal year 2019.
In August 2017, the FASB issued Accounting Standards Update 2017-12, Derivatives and Hedging, which amends the hedge accounting recognition and presentation requirements in ASC 815. The Board’s objectives in issuing this update are to (1) improve the transparency and understandability of information about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) simplify the application of hedge accounting. This update is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect of this update on its consolidated financial statements. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2020.
In February 2018, the FASB issued Accounting Standards Update 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company early adopted this ASU during the third quarter of fiscal year 2018. As a result of adoption there was a one-time impact to the financial statements to the current period only, as such prior periods were not restated. The impact of adopting ASU 2018-02 is reflected in the Statement of Shareholder’s Equity.

3.	Inventories
The components of inventories consist of the following (in thousands):

	March 31, 2018	July 1, 2017
Finished goods	$14,489	$12,244
Work-in-process	22,187	20,596
Raw materials and supplies	78,286	68,750
	$114,962	$101,590

4.	Long-Term Debt
On September 3, 2014, the Company entered into a five-year term loan in the amount of $35.0 million used to acquire all of the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics). The term loan requires quarterly payments of $1.25 million through June 15, 2019, with a final payment of the remaining outstanding balance on August 31, 2019. The Company had an outstanding balance of $17.5 million and $21.3 million under the term loan as of March 31, 2018 and July 1, 2017, respectively.
On August 6, 2015, the Company entered into a First Amendment to the amended and restated credit agreement extending the limit on our line of credit facility to $45.0 million as evidenced by the Second Replacement Revolving Note. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes. The line of credit is secured by substantially all of the assets of the Company and matures on August 31, 2019 at which time all outstanding balances are payable. As of March 31, 2018, the Company had an outstanding balance under the credit facility of $15.0 million, $0.4 million in outstanding letters of credit and $29.6 million available for future borrowings. As of July 1, 2017, the Company had an outstanding balance under the credit facility of $18.3 million, $0.4 million in outstanding letters of credit and $26.3 million available for future borrowings.
On December 28, 2016, the Company entered into an equipment term loan agreement in the amount of $3.9 million in order to further invest in production equipment. The equipment term loan is collateralized by production equipment. Under this loan agreement, equal quarterly payments of approximately $0.2 million commenced on March 31, 2017 and will continue through the maturity of the equipment term loan on June 30, 2021. Amortization of the debt issuance costs is reported as interest expense on the consolidated income statement. As of March 31, 2018, the Company had an outstanding balance of $2.8 million. As of July 1, 2017, the Company had an outstanding balance of $3.5 million. The Company has available an additional $2.1 million which can be borrowed in the future under this agreement.
Borrowings under the revolving line of credit, term loan and equipment term loan bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 1.75%, LIBOR plus 2.00%, or LIBOR plus 2.25% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The interest rates on outstanding debt as of March 31, 2018 range from 3.88% - 4.13% compared to 3.22% - 4.25% as of July 1, 2017.
Debt maturities as of March 31, 2018 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2018 (1)	$1,467
2019	5,871
2020	27,121
2021	871
Total debt	$35,330
Unamortized debt issuance costs	$(97)
Long-term debt, net of debt issuance costs	$35,233
(1) Represents scheduled payments for the remaining three-month period ending June 30, 2018.
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
Total accounts receivables sold during the nine months ended March 31, 2018 and April 1, 2017 was approximately $81.2 million and $59.7 million, respectively. Accounts receivables sold and not yet collected were $2.4 million and $1.6 million as of March 31, 2018 and July 1, 2017, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

6.	Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act reduced Federal corporate tax rates effective January 1, 2018 and changed certain other provisions. Effective tax rates for the quarter and the nine months ended March 31, 2018 are blended rates reflecting the estimated benefit of two quarters of Federal tax rate reductions for fiscal year 2018. These benefits were offset by a discrete expense of $0.8 million due to the revaluation of our U.S. net deferred tax assets, an adjustment relating to foreign exchange, and required adjustments associated with the transition from a global to a territorial tax system (discussed further below).
The Tax Act changed the U.S. tax system from a global to a territorial model. Under the Tax Act, a deemed one-time repatriation of all accumulated earnings and profits (AE&P) in Mexico and China occurred on December 31, 2017. For purposes of calculating the toll tax associated with this deemed repatriation, AE&P pools are stratified into two asset categories, subjected to certain allowable deductions and then the net amounts are subjected to the toll tax (15.5% for cash/cash equivalents and 8% for illiquid assets). Management has previously relied upon estimates of AE&P and the related tax pools in Mexico and China in order to calculate the amount of foreign earnings that may potentially be repatriated and the resulting potential U.S. tax liability (see further discussion below). Management has initiated a formal study of the AE&P and tax pools in both Mexico and China during the fourth quarter of fiscal year 2018 in order to more accurately calculate the toll tax liability. At this time, management does not believe the toll tax liability will be material to the financial statements after consideration of existing foreign tax credit carryforwards. However, the ability to utilize these foreign tax credits against the toll tax liability is still unclear under the Tax Act as written; we anticipate future guidance from the U.S. Treasury regarding this matter as well as other specifics associated with the toll tax calculation. As such, there may be future discrete adjustments associated with the toll tax due to the of the lack of clarity regarding the utilization of foreign tax credits. Additional discrete future adjustments may also arise due to potential true-ups that result from the formal AE&P and tax pool studies, as well as other potentially unforeseen tax implications associated with future U.S. Treasury guidance.
Because of the shift to a territorial system of taxation in the U.S., the Company recognized a discrete benefit of approximately $2.1 million during the second quarter related to reversing its previously recognized estimated liability associated with estimated future repatriations from Mexico and China. In future years, because of the toll tax on AE&P described above, repatriations of cash will generally be tax-free in the U.S. However, withholding taxes in China and Mexico may still apply to any such future repatriations. Management has not changed its indefinite investment assertions with regards to the portion of AE&P in each jurisdiction that may be repatriated in the future. Accordingly, management estimates that future repatriations of cash from China may result in approximately $0.8 million of withholding tax. There would be no offsetting foreign tax credits in the U.S. and as such, this potential liability is a direct cost associated with actual repatriations. Accordingly, management recognized a $0.8 million deferred tax liability during the second quarter related to this future potential liability. There were no material changes to this estimate during the third quarter.
A similar analysis was conducted with anticipated future repatriations in Mexico. Under Mexican tax law, any previously taxed earnings from before 2014 (“CUFIN”) are not subject to withholding when monies are repatriated to another country. Based on management’s estimated future repatriations from Mexico and based on the estimated AE&P in Mexico as of December 31, 2013, no withholding tax liability has been recognized as of March 31, 2018. If in the future, estimated future repatriations exceed CUFIN, the Company will be required to recognize a withholding tax as a deferred tax liability at that time. Similar to China, this withholding would not be creditable and would be a direct cost associated with the actual repatriation.

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
The Company has available approximately $7.8 million of gross federal research and development tax credits as of March 31, 2018. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of March 31, 2018, the Company has recorded $4.0 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $3.8 million.

7.	Earnings Per Share
The following tables present a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except per share information)
	March 31, 2018	April 1, 2017
Net income	$644	$961
Weighted average shares outstanding—basic	10,760	10,759
Effect of dilutive common stock awards	—	198
Weighted average shares outstanding—diluted	10,760	10,957
Net income per share—basic	$0.06	$0.09
Net income per share—diluted	$0.06	$0.09
Antidilutive SARs not included in diluted earnings per share	1,075	892

	Nine Months Ended
	(in thousands, except per share information)
	March 31, 2018	April 1, 2017
Net income	$852	$4,281
Weighted average shares outstanding—basic	10,760	10,755
Effect of dilutive common stock awards	—	161
Weighted average shares outstanding—diluted	10,760	10,916
Net income per share—basic	$0.08	$0.40
Net income per share—diluted	$0.08	$0.39
Antidilutive SARs not included in diluted earnings per share	1,075	892

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
Total share-based compensation expense recognized during the three months ended March 31, 2018 and April 1, 2017 was approximately $56,000 and $169,000, respectively. Total share-based compensation expense recognized during the nine months ended March 31, 2018 and April 1, 2017 was approximately $307,000 and $524,000, respectively. As of March 31, 2018, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.6 million. This expense is expected to be recognized over a weighted average period of 1.73 years.
No SARs were exercised during the three or nine months ended March 31, 2018. During the three months ended April 1, 2017, there were 10,000 SARs exercised with an immaterial amount of intrinsic value. During the nine months ended April 1, 2017, there were 127,000 SARs exercised with approximately $385,000 of intrinsic value.

9.	Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. During the second quarter of fiscal year 2017, the Company commenced the arbitration process with a former customer related to approximately $9 million in inventory purchased and approximately $1 million in outstanding accounts receivables that we believe should be reimbursed by this former customer based on the terms of the manufacturing agreement. The Company is also pursuing reimbursement for certain cancellation fees and other carrying costs already expensed, but believed to be contractually due from the former customer. During the third quarter of fiscal year 2018, the Company has completed the scheduled hearing in the arbitration process, and expects further clarity on the resolution of this matter in the form of a decision by the end of the fourth quarter of the current fiscal year. The Company has not accrued for any potential gains or losses related to this claim and legal costs are being expensed as incurred. The ultimate disposition of these matters could have a material effect on our consolidated financial position, results of operations or cash flows.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $10,000 as of March 31, 2018 and $32,000 as of July 1, 2017, respectively.

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
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of March 31, 2018 and July 1, 2017 (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Interest rate swaps	$—	$17	$—	$17
Foreign currency forward contracts & swaps	$—	$2,137	$—	$2,137
Financial Liabilities:
Interest rate swap	$—	$(3)	$—	$(3)
Foreign currency forward contracts & swaps	$—	$(1,105)	$—	$(1,105)

	July 1, 2017
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts & swaps	$—	$1,010	$—	$1,010
Financial Liabilities:
Interest rate swap	$—	$(103)	$—	$(103)
Foreign currency forward contracts & swaps	$—	$(5,112)	$—	$(5,112)

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
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at March 31, 2018 and July 1, 2017, reasonably approximate their fair value. The Company’s long-term debt primarily consists of a revolving line of credit, a term loan and an equipment term loan. These borrowings bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in footnote 4.
As a result of the determinable market rates for our revolving line of credit, term loan and equipment term loan, they are classified within Level 2 of the fair value hierarchy. The discounted cash flow of the revolving line of credit is estimated to be $15.0 million and $18.3 million as of March 31, 2018 and July 1, 2017, respectively, with a carrying value that reasonably approximates the fair value. The discounted cash flow of the term loan is estimated to be $17.5 million as of March 31, 2018 and $21.3 million as of July 1, 2017, respectively, with a carrying value that reasonably approximates the fair value. The discounted cash flow of the equipment term loan is estimated to be $2.8 million as of March 31, 2018 and $3.5 million as of July 1, 2017, respectively, with a carrying value that reasonably approximates the fair value.

11. Derivative Financial Instruments
As of March 31, 2018, the Company had outstanding foreign currency forward contracts and swaps with a total notional amount of $45.6 million. The maturity dates for these contracts and swaps extend through December 2019. For the three months ended March 31, 2018, the Company did not enter into any foreign currency forward contracts and settled $5.7 million of such contracts. During the same period of the previous year, the Company did not enter into foreign currency forward contracts and settled $5.2 million of such contracts.
For the nine months ended March 31, 2018, the Company entered into foreign currency forward contracts of $7.2 million and settled $22.3 million of such contracts. During the same period of the previous year, the Company entered into foreign currency forward contracts of $6.7 million and settled $15.5 million of such contracts.
As of March 31, 2018, the aggregate notional amount of the Company’s outstanding foreign currency contracts and swaps along with their unrealized gains (losses) are expected to mature as summarized below (in thousands):

Quarter Ending	Notional Contracts and Swaps in MXN	Notional Contracts and Swaps in USD	Estimated Fair Value
June 30, 2018	$95,500	$5,811	$(592)
September 29, 2018	$90,443	$5,301	$(426)
December 29, 2018	$125,328	$6,746	$(87)
March 30, 2019	$137,944	$6,979	$248
June 29, 2019	$142,947	$6,828	$556
September 28, 2019	$148,468	$6,740	$826
December 28, 2019	$152,613	$7,187	$507
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
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of March 31, 2018 and July 1, 2017 (in thousands):

		March 31, 2018	July 1, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts & swaps	Other current assets	$248	$—
Foreign currency forward contracts & swaps	Other long-term assets	$1,889	$1,010
Foreign currency forward contracts & swaps	Other current liabilities	$(1,105)	$(4,226)
Foreign currency forward contracts & swaps	Other long-term liabilities	$—	$(886)
Interest rate swap	Other current assets	$9	$—
Interest rate swap	Other long-term assets	$8	$—
Interest rate swap	Other current liabilities	$(3)	$(81)
Interest rate swap	Other long-term liabilities	$—	$(22)

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended March 31, 2018 and April 1, 2017, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of December 30, 2017	Effective Portion Recorded In AOCI (1)	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 31, 2018
Forward contracts & swaps	Cost of sales	$(2,972)	$2,830	$897	$755
Interest rate swap	Interest expense	(16)	13	14	11
Total		$(2,988)	$2,843	$911	$766

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of December 31, 2016	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of April 1, 2017
Forward contracts & swaps	Cost of sales	$(9,701)	$3,155	$1,562	$(4,984)
Interest rate swap	Interest expense	(138)	(7)	53	(92)
Total		$(9,839)	$3,148	$1,615	$(5,076)
The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the nine months ended March 31, 2018 and April 1, 2017, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 1, 2017	Effective Portion Recorded In AOCI (1)	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 31, 2018
Forward contracts & swaps	Cost of sales	$(2,707)	$39	$3,423	$755
Interest rate swap	Interest expense	(68)	12	67	11
Total		$(2,775)	$51	$3,490	$766

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 2, 2016	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of April 1, 2017
Forward contracts & swaps	Cost of sales	$(7,245)	$(1,751)	$4,012	$(4,984)
Interest rate swap	Interest expense	(328)	34	202	(92)
Total		$(7,573)	$(1,717)	$4,214	$(5,076)
(1) The effective portion recorded in AOCI for the three and nine months ended March 31, 2018 is net of the adoption of ASU 2018-02 which required a reclassification from AOCI to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act.
As of March 31, 2018, the net amount of unrealized loss expected to be reclassified into earnings within the next 12 months is approximately $0.7 million. As of March 31, 2018, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

12.	Goodwill and Other Intangible Assets
The Company recorded goodwill in connection with the Ayrshire and Sabre acquisitions resulting primarily from the synergies that resulted from the Company’s acquisitions and the assembled workforce. The goodwill from the acquisitions is not deductible for tax purposes.
During the nine months ended March 31, 2018 and April 1, 2017, no impairment was recognized. Goodwill was recorded at $10.0 million as of March 31, 2018 and July 1, 2017. We will assess goodwill for impairment during the fourth quarter.
The components of acquired intangible assets are as follows (in thousands):

	March 31, 2018
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(549)	$19
Customer Relationships	10	4,803	(1,951)	2,852
Favorable Lease Agreements	4 - 7	2,941	(1,820)	1,121
Total		$8,312	$(4,320)	$3,992

	July 1, 2017
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(483)	$85
Customer Relationships	10	4,803	(1,590)	3,213
Favorable Lease Agreements	4 - 7	2,941	(1,439)	1,502
Total		$8,312	$(3,512)	$4,800
Amortization expense was approximately $266,000 and $282,000 for the three months ended March 31, 2018 and April 1, 2017, respectively. Amortization expense was approximately $808,000 and $846,000 for the nine months ended March 31, 2018 and April 1, 2017, respectively.
Aggregate amortization expense relative to existing intangible assets by fiscal year is currently estimated to be as follows (in thousands):

Fiscal Years Ending	Amount
2018 (1)	265
2019	818
2020	783
2021	784
2022	531
Thereafter	811
Total amortization expense	$3,992
(1) Represents estimated amortization for the remaining three-month period ending June 30, 2018.

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
Executive Summary
For the third quarter of fiscal year 2018, the Company had net income of approximately $0.6 million or $0.06 per share, compared to net income of $1.0 million or $0.09 per share for the third quarter of fiscal year 2017. As expected, the results for the third quarter of fiscal year 2018 include expenses in connection with a binding arbitration hearing and severance expenses related to streamlining the company’s facilities in Mexico, totaling $0.10 per diluted share. For the first nine months of fiscal year 2018, net income was $0.9 million or $0.08 per share, compared to net income of $4.3 million or $0.39 per share for the same period of fiscal year 2017.
Most of our new programs continued to ramp steadily during in third quarter of fiscal 2018, though our productivity was adversely impacted by industry wide shortages in key components and an unexpected delay from one large new customer. At the same time, we have continued to win significant new business from both EMS competitors and from existing customers, including 5 new programs involving gaming equipment, medical devices and a consumer security product.
Moving into the fourth quarter, we expect significant growth in revenue and earnings. A large longstanding customer is significantly increasing its demand, our new programs continue to ramp and we have a strong pipeline of potential new business. In preparation for future growth, we continue to invest in new equipment and processes to be more productive with less labor content in our Mexico facilities, and we’re expanding and enhancing our highly profitable US facilities.
The concentration of our top three customers’ net sales decreased to 30.6 percent of total sales in the third quarter of fiscal year 2018 from 32.8 percent in the same period of the prior fiscal year.

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
Gross profit as a percent of net sales was 7.5 percent for the third quarter of fiscal year 2018 as compared to 8.0 percent for the same quarter of the prior fiscal year. The decrease in gross profit as a percentage of net sales was due to lower net sales during the quarter and expected severance costs related to streamlining our facilities in Mexico.
Operating income as a percentage of net sales was 0.7 percent and 1.6 percent for the third quarter of fiscal year 2018 and the third quarter of the prior fiscal year, respectively. The decrease in operating income as a percentage of net sales was primarily driven by the decrease in net sales.
Net income for the third quarter of fiscal year 2018 was $0.6 million or $0.06 per share, as compared to net income of $1.0 million or $0.09 per share for the third quarter of fiscal year 2017. The decrease in net income for the third quarter of fiscal year 2018 as compared to the same period in fiscal year 2017, was primarily attributable to $1.1 million of expenses in connection with a binding arbitration hearing and severance expenses related to streamlining the company’s facilities in Mexico, as well as a decline in net sales.
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
For the fourth quarter of fiscal year 2018, the Company expects to report revenue in the range of $112 million to $117 million, and earnings in the range of $0.11 to $0.16 per diluted share. These expected results assume an effective tax rate of 20% in the quarter. Future results will depend on actual levels of customers’ orders and the timing of the startup of production of new product programs.
We maintain a strong balance sheet with a current ratio of 2.1 and a debt to equity ratio of 0.3 as of March 31, 2018. Total cash provided by operating activities as defined on our cash flow statement was $9.9 million for the nine months ended March 31, 2018. We maintain sufficient liquidity for our expected future operations and had $15.0 million in borrowings on our $45.0 million revolving line of credit with Wells Fargo Bank, N.A. of which $29.6 million remained available at March 31, 2018. We believe cash flows generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.

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
RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2018 with the Three Months Ended April 1, 2017
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended March 31, 2018 as compared to the three months ended April 1, 2017. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	March 31, 2018	% of net sales	April 1, 2017	% of net sales	$ change	% point change
Net sales	$108,352	100.0%	$113,601	100.0%	$(5,249)	—%
Cost of sales	100,197	92.5%	104,462	92.0%	(4,265)	0.5%
Gross profit	8,155	7.5%	9,139	8.0%	(984)	(0.5)%
Research, development and engineering	1,560	1.4%	1,569	1.4%	(9)	—%
Selling, general and administrative	5,816	5.4%	5,721	5.0%	95	0.4%
Total operating expenses	7,376	6.8%	7,290	6.4%	86	0.4%
Operating income	779	0.7%	1,849	1.6%	(1,070)	(0.9)%
Interest expense, net	656	0.6%	566	0.5%	90	0.1%
Income before income taxes	123	0.1%	1,283	1.1%	(1,160)	(1.0)%
Income tax provision (benefit)	(521)	(0.5)%	322	0.3%	(843)	(0.8)%
Net income	$644	0.6%	$961	0.8%	$(317)	(0.2)%
Effective income tax rate	(423.6)%		25.1%

Net Sales
Net sales of $108.4 million for the third quarter of fiscal year 2018 decreased by 4.6 percent as compared to net sales of $113.6 million for the third quarter of fiscal year 2017.
The $5.2 million decrease in net sales from the prior year period was driven by a decrease in demand from current customers, partially offset by an increase in net sales from new program wins.
Gross Profit
Gross profit as a percentage of net sales for the three months ended March 31, 2018 was 7.5 percent compared to 8.0 percent for the three months ended April 1, 2017. This 0.5 percentage point decrease was due to lower net sales, expected severance costs related to streamlining our facilities in Mexico, as well as an increase in other certain overhead costs partially offset by a slight decrease in material related costs.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $2,000 and $220,000 for obsolete inventory during the three months ended March 31, 2018 and April 1, 2017, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated net realizable value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $1.6 million during the three months ended March 31, 2018 and April 1, 2017, respectively. Total RD&E expenses as a percent of net sales were 1.4 percent during the three months ended March 31, 2018 and the three months ended April 1, 2017.
Total selling, general and administrative (SG&A) expenses were $5.8 million during the three months ended March 31, 2018 compared to $5.7 million for the three months ended April 1, 2017. Total SG&A expenses as a percentage of net sales were 5.4 percent during the three months ended March 31, 2018 compared to 5.0 percent during the three months ended April 1, 2017. This 0.4 percent increase in SG&A is related to a decrease in net sales.
Interest
Interest expense was $0.7 million during the three months ended March 31, 2018 and $0.6 million during the three months ended April 1, 2017. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the three months ended March 31, 2018 was (423.6) percent compared to 25.1 percent for the three months ended April 1, 2017. The decrease was primarily attributable to reductions in the projected fiscal year 2018 earnings of the U.S. parent company and the related impact of federal R&D tax credits. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements.”
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

RESULTS OF OPERATIONS
Comparison of the Nine Months Ended March 31, 2018 with the Nine Months Ended April 1, 2017
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the nine months ended March 31, 2018 as compared to the nine months ended April 1, 2017. It is provided to assist in assessing differences in our overall performance (in thousands):

	Nine Months Ended
	March 31, 2018	% of net sales	April 1, 2017	% of net sales	$ change	% point change
Net sales	$329,294	100.0%	$349,253	100.0%	$(19,959)	—%
Cost of sales	304,494	92.5%	320,793	91.9%	(16,299)	0.6%
Gross profit	24,800	7.5%	28,460	8.1%	(3,660)	(0.6)%
Research, development and engineering	4,565	1.4%	4,756	1.4%	(191)	—%
Selling, general and administrative	16,641	5.1%	16,518	4.7%	123	0.4%
Total operating expenses	21,206	6.5%	21,274	6.1%	(68)	0.4%
Operating income	3,594	1.1%	7,186	2.1%	(3,592)	(1.0)%
Interest expense, net	1,866	0.6%	1,707	0.5%	159	0.1%
Income before income taxes	1,728	0.5%	5,479	1.6%	(3,751)	(1.1)%
Income tax provision	876	0.3%	1,198	0.3%	(322)	—%
Net income	$852	0.3%	$4,281	1.2%	$(3,429)	(0.9)%
Effective income tax rate	50.7%		21.9%
Net Sales
Net sales of $329.3 million for the nine months ended March 31, 2018 decreased by 5.7 percent as compared to net sales of $349.3 million for the nine months ended April 1, 2017.
The decrease in net sales from the prior year period was primarily driven by a decrease in demand from current customers, partially offset by an increase in net sales from new program wins.
Gross Profit
Gross profit as a percentage of net sales for the nine months ended March 31, 2018 was 7.5 percent compared to 8.1 percent for the nine months ended April 1, 2017. This 0.6 percentage point decrease is primarily related to an increase in certain overhead costs partially offset by a decrease in material related costs. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $28,000 and $526,000 for obsolete inventory during the nine months ended March 31, 2018 and April 1, 2017, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $4.6 million and $4.8 million during the nine months ended March 31, 2018 and April 1, 2017, respectively. Total RD&E expenses as a percent of net sales were 1.4 percent during the nine months ended March 31, 2018 and the nine months ended April 1, 2017, respectively.
Total selling, general and administrative (SG&A) expenses were $16.6 million during the nine months ended March 31, 2018 compare to $16.5 million for the nine months ended April 1, 2017. Total SG&A expenses as a percentage of net sales were 5.1 percent during the nine months ended March 31, 2018 compared to 4.7 percent during the nine months ended April 1, 2017. This 0.4 percentage point increase in SG&A is related to a decrease in net sales.

Interest
Interest expense was $1.9 million during the nine months ended March 31, 2018 compared to $1.7 million during the nine months ended April 1, 2017. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the nine months ended March 31, 2018 was 50.7 percent compared to 21.9 percent for the same period in fiscal year 2017. The effective tax rate increased from the prior year primarily due to the recognition of certain discrete adjustments associated with U.S. tax reform. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements.”
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
BACKLOG
On March 31, 2018, we had an order backlog of approximately $129.2 million. This compares with a backlog of approximately $126.9 million on April 1, 2017. The increase in backlog at March 31, 2018, when compared to April 1, 2017, reflects an increase in demand from current and new customers. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.

CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the nine months ended March 31, 2018 was $9.9 million, compared to net cash provided by operating activities of $7.6 million during the same period of the prior fiscal year.
The $9.9 million of net cash provided by operating activities for the nine months ended March 31, 2018 is primarily related to a $0.9 million in net income for the period adjusted for $5.8 million of depreciation and amortization, a $4.6 million decrease in accounts receivable, a $2.6 million increase in other liabilities, and a $16.1 million increase in accounts payable partially offset by a $13.4 million increase in inventory, a $3.4 million decrease in accrued compensation and a $2.3 million increase in other assets. This compares to $7.6 million of net cash flows provided by operating activities for the nine months ended April 1, 2017, which resulted primarily from $4.3 million in net income for the period adjusted for $5.3 million of depreciation and amortization as well as a decrease in inventory of $7.7 million partially offset by a decrease in accounts payable of $9.6 million.
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall net sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our trade accounts receivable purchase programs. During the nine months ended March 31, 2018 and April 1, 2017, we factored accounts receivable of $81.2 million and $59.7 million, respectively, which were removed from our Consolidated Balance Sheets. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms.
Investing Cash Flow
Cash used in investing activities was $2.2 million during the nine months ended March 31, 2018 as compared to $7.5 million during the nine months ended April 1, 2017. Our primary investing activity during the nine months ended March 31, 2018 and April 1, 2017, was purchasing equipment to support increased production levels for new programs.
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan. During the nine months ended March 31, 2018 and April 1, 2017, we did not enter into any sales and leaseback transactions.
Financing Cash Flow
Cash used in financing activities was $7.8 million during the nine months ended March 31, 2018 as compared to cash used in financing activities of $0.2 million in the same period of the previous fiscal year. Our primary financing activities during the nine months ended March 31, 2018, were repayments on our term loans of $4.4 million and borrowings and repayments under our revolving line of credit facility. Our primary financing activities during the nine months ended April 1, 2017, was the funding of a $3.9 million equipment term loan, repayments on our term loans of $4.0 million as well as borrowings and repayments under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $45.0 million, subject to availability.
As of March 31, 2018, we were in compliance with our loan covenants and approximately $29.6 million was available under the revolving line of credit facility. As of April 1, 2017, approximately $26.4 million was available under the revolving line of credit facility.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of March 31, 2018, we had approximately $0.3 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of March 31, 2018 would approximate $20,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in footnote 6 of the “Notes to Consolidated Financial Statements.”
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility, term loan and equipment term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility, term loan and equipment term loan fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. There was outstanding $15.0 million in borrowings under our revolving credit facility, $17.5 million outstanding on our term loan and $2.8 million outstanding on our equipment term loan as of March 31, 2018. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
During the second quarter of fiscal year 2015, we entered into an interest rate swap contract with a notional amount of $25.0 million related to the borrowings outstanding under the term loan. As of March 31, 2018, the remaining notional amount of the interest rate swap contract was $10.0 million. Our only material interest rate risk is associated with our revolving credit facility, term loan and equipment term loan. Through the use of the interest rate swap, as described above, we fixed the basis on which we pay interest on our term loan, thus eliminating some of our interest rate risk. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts and swaps to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $45.6 million of foreign currency forward contracts and swaps as of March 31, 2018. The fair value of these contracts and swaps was $1.0 million. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of March 31, 2018, the Company’s disclosure controls and procedures are effective based on that criteria.
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

Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).
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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	May 9, 2018
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brett R. Larsen
Brett R. Larsen	Date:	May 9, 2018
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)