Form 10-K
period 2018-06-30
KEY TRONIC CORP
filed 2018-09-10
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-K
 ____________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2018
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
As of December 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $69.5 million based on the closing price as reported on the NASDAQ.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,759,680 shares of common stock were outstanding as of September 4, 2018.
 ____________________________________________________________
Documents Incorporated by Reference:
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant's 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

KEY TRONIC CORPORATION
2018 FORM 10-K

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
We believe that we are well positioned in the EMS industry to continue the expansion of our customer base and achieve long-term growth. Our unique blend of multinational facilities, vertical integration, centralized management, and core strengths continue to support our growth and our customers’ needs. We continue to focus on controlling operating expenses and leveraging the synergistic capabilities of our world-class facilities in the United States, Mexico, and China. This international production capability provides our customers with the benefits of improved supply-chain management, reduced inventory, lower labor costs, lower transportation costs, and reduced product fulfillment time. Given our competitive advantages and the growing pressure for new potential customers to move forward with their outsourcing strategies, we are strongly positioned to win new business in coming periods and grow our revenue and profits.

The EMS industry is intensely competitive. Although our customer base is growing, we still have less than 1% of the potential global market and our revenue can fluctuate significantly due to reliance on a concentrated base of customers. We are planning for new customer growth in the coming quarters by securing new programs with new and existing customers, increasing our worldwide manufacturing capacity, leveraging further our design engineering capabilities and continuing to improve our manufacturing and procurement processes and capabilities. Ongoing challenges that we face include but are not limited to the following: continuing to win programs from new and existing customers, balancing capital employed, production capacity and key personnel in support of new customer programs, improving operating efficiencies, controlling costs while developing competitive pricing strategies, and successfully transitioning new program wins to full production.
Customers and Marketing
We provide a mix of manufacturing services for outsourced Original Equipment Manufacturing (OEM) products. We provide the following EMS services: product design, surface mount technologies (SMT) and pin through hole capability for printed circuit board assembly, tool making, precision plastic molding, sheet metal fabrication and painting, liquid injection molding, complex assembly, automated tape winding, prototype design and full product assembly.
Sales of the majority of our products have not historically been seasonal in nature, but may be seasonal in the future if there are changes in the types of products manufactured. Sales can, however, fluctuate significantly between quarters from changes in customers and customer demand due to the concentration of sales generated by our largest customers.
For the fiscal years 2018, 2017 and 2016, the five largest customers in each year accounted for 42%, 42% and 41% of combined total net sales, respectively. We continue to diversify our customer base by adding additional programs and customers. We expect net sales to our five largest customers as a percentage of total net sales to approximate current levels going forward.
The following table represents all customers that represented 10% or more of total net sales during the last three fiscal years:

	Percentage of Net Sales by Fiscal Year
	2018	2017	2016
Customer A	19%	18%	18%
There can be no assurance that the Company’s principal customers will continue to purchase products from the Company at current levels. Moreover, the Company typically does not enter into long-term volume purchase contracts with it’s customers, and the Company’s customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company’s major customers, or the reduction, delay or cancellation of orders from such customers, could materially and adversely affect the Company’s business, operating results and financial condition.
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
We use a variety of manual and automated assembly processes in our facilities, depending upon product complexity and degree of customization. Some examples of automated processes include component insertion, SMT, selective soldering, flexible robotic assembly, automated storage tape winding, computerized vision system quality inspection, laser turrets, automated switch and key top installation, robotic welding, automated powder coat application, and automated functional testing.
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

Research, Development, and Engineering
As part of our long-term strategy, we are committed to supporting our customers by providing research, development, and engineering services. We have recently seen an increase in the success of providing design support on existing and potential customers in differentiating ourselves. These services allow us to facilitate in optimizing new product designs, and the production processes of our customers’ programs.
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
Employees
We consider our employees to be our primary strength and we make considerable efforts to maintain a well-qualified workforce. Our employee benefits include bonus programs involving periodic payments to all employees based on meeting quarterly or fiscal year performance targets. We regularly provide transportation, medical services, and meals to all of our employees in foreign locations. The Company also has defined contribution plans available to U.S. employees who have attained age 21 and provide group health, life, and disability insurance plans. We also maintain share based compensation plans and other long-term incentive plans for certain employees and outside directors.
As of June 30, 2018 we had 4,701 full-time employees compared to 5,038 on July 1, 2017, and 4,947 on July 2, 2016. Since we can have significant fluctuations in product demand, we seek to maintain flexibility in our workforce by utilizing skilled temporary labor in our manufacturing facilities in addition to full-time employees.
Backlog
On July 28, 2018 our order backlog was valued at approximately $167.7 million, compared to approximately $126.9 million on July 29, 2017. The amount of backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue. Due to the relationships with our customers, we will occasionally allow orders to be canceled or rescheduled and as a result it is not a meaningful indicator of future financial results. If there are canceled or rescheduled orders, we typically negotiate fees to cover the costs we have incurred. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next twelve months, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.
Foreign Markets
Information concerning net sales and long-lived assets (property, plant, and equipment) by geographic areas is set forth in Note 12, “Enterprise-Wide Disclosures” of the consolidated financial statements of this Annual Report on Form 10-K and that information is incorporated herein.

Executive Officers of the Registrant
The table below sets forth the name, current age and current position of our executive officers and other significant employees:

Name	Age	Positions Held
Executive Officers
Craig D. Gates	59	President and Chief Executive Officer
Brett R. Larsen	45	Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Douglas G. Burkhardt	60	Executive Vice President of Worldwide Operations
Philip S. Hochberg	56	Executive Vice President of Business Development
David H. Knaggs	37	Vice President of Quality and Regulatory Affairs
Frank Crispigna III	57	Vice President of Supply Chain
Duane D. Mackleit	50	Vice President of Program Management
Chad T. Orebaugh	47	Vice President of Engineering
Executive Officers
CRAIG D. GATES – President and Chief Executive Officer
Mr. Gates, age 59, has been President and Chief Executive officer of the Company since April 2009. Previously, he was Executive Vice President and General Manager from August 2002 to April 2009. He served as Executive Vice President of Marketing, Engineering and Sales from July 1997 to August 2002 and served as Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. From 1982 to 1991 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana.
BRETT R. LARSEN – Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Mr. Larsen, age 45, has served as Executive Vice President of Administration, Chief Financial Officer, and Treasurer since July 2015. Previously, he was Vice President of Finance and Controller from February 2010 to July 2015. He was Chief Financial Officer of FLSmidth Spokane, Inc. from December 2008 to February 2010. From October 2005 through November 2008, Mr. Larsen served as Controller of Key Tronic Corporation. From May 2004 to October 2005, Mr. Larsen served as Manager of Financial Reporting of Key Tronic Corporation. From 2002 to May 2004, Mr. Larsen was an audit manager for the public accounting firm BDO USA, LLP. He also held various auditing and supervisory positions with Grant Thornton LLP from 1997 to 2002. Mr. Larsen has a Bachelor of Science degree in Accounting and a Masters degree in Accounting from Brigham Young University and is a Certified Public Accountant.
DOUGLAS G. BURKHARDT – Executive Vice President of Worldwide Operations
Mr. Burkhardt, age 60, has been Executive Vice President of Worldwide Operations of the Company since July 2010. Previously Mr. Burkhardt was Vice President of Worldwide Operations from July 2008 to July 2010 and Director of China Operations and Program Management from January 2006 to July 2008. Mr. Burkhardt also served as Director of Northwest and China Operations from November of 1998 to January of 2006. Mr. Burkhardt also served as Director of Customer Satisfaction from March 1997 to November 1998 and Director of Molding from September of 1995 to March of 1997. Prior to this, Mr. Burkhardt served in other various senior management positions within the Company. Mr. Burkhardt has been with the Company since May of 1989. Prior to joining Key Tronic, Mr. Burkhardt worked for House of Aluminum and Glass for 12 years where he was the plant manager.
PHILIP S. HOCHBERG – Executive Vice President of Business Development
Mr. Hochberg, age 56, has been Executive Vice President of Business Development since July 2012. Prior to this, Mr. Hochberg served as Vice President of Business Development from October 2009 through June 2012. He was Director of Business Development and Program Management from July 2008 to October 2009. Mr. Hochberg served as Director of Business Development from October 2004 to July 2008 and as Director of EMS Sales and Marketing from July 2000 to October 2004. Prior to joining Key Tronic, Mr. Hochberg worked for Quinton Instrument Company as their Director of Marketing and Product Management from 1992 to 2000. From 1988 to 1992, he was employed by SpaceLabs Medical as their Business Development Marketing Manager. Mr. Hochberg has an MBA from the University of British Columbia, a BA in Psychology, with a minor in Business from Washington University in St. Louis.

DAVID H. KNAGGS – Vice President of Quality and Regulatory Affairs
Mr. Knaggs, age 37, has been Vice President of Quality and Regulatory Affairs since October 2016. Before joining KeyTronicEMS, Mr. Knaggs worked at Telect, Inc. from 2008 to 2016 as their Director of Engineering. Prior to that, he worked at Isothermal Systems Research as Lead Systems Engineer from 2003 to 2008. He has a Bachelor of Science degree in Mechanical Engineering with a minor in mathematics from the University of Washington.
FRANK CRISPIGNA III – Vice President of Supply Chain
Mr. Crispigna, age 57, has been Vice President of Supply Chain of the company since October 2011. Prior to this, Mr. Crispigna held a variety of Materials and Supply Chain positions at Plexus Corporation since 1997, most recently serving as the Director – Supply Chain Solutions from 2005 - 2011. He has a Masters degree in Business Administration, and a Bachelor of Business Administration Degree in Marketing from the University of Wisconsin – Oshkosh. Mr. Crispigna also is a C.P.M., and received his certification in Supply Chain Leadership from the University of Wisconsin.
DUANE D. MACKLEIT – Vice President of Program Management
Mr. Mackleit, age 50, has been Vice President of Program Management of the company since July 2012. He served as Director of Program Management from July 2008 through June 2012. From May 2006 to July 2008 he served as Principal Program Manager. Prior to that, he served as Program Manager from March 2002 to May 2006 and Associate Program Manager from August 2000 to March 2002. Mr. Mackleit has also held several other positions with Key Tronic Corporation. Mr. Mackleit has an AA in Business from Spokane Falls Community College and a BA in Business/Marketing from Eastern Washington University. He also holds a MBA from Gonzaga University.
CHAD T. OREBAUGH – Vice President of Engineering
Mr. Orebaugh, age 47, has been Vice President of Engineering since April 2017. Prior to this, Mr. Orebaugh served as Director of Engineering since May 2013. From April 2010 to May 2013, he served as Manager of Engineering. From January 2000 to April 2010 he served as Lead Mechanical Engineer. Prior to that, he served as Mechanical Engineer from October 1998 to January 2000 and Associate Mechanical Engineer since October 1997. Mr. Orebaugh holds a BA in Mechanical Engineering from Gonzaga University.
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
Component procurement, production schedules, personnel and other resource requirements are based on estimates of customer requirements. Occasionally, our customers may request accelerated production that can stress resources and reduce operating margins. Conversely, our customers may abruptly lower or cancel production which may lead to a sudden, unexpected increase in inventory or accounts receivable for which we may not be reimbursed even when under contract with customers. In addition, because many of our operating expenses are relatively fixed, a reduction in customer demand can harm our gross profit and operating results. The products which we manufacture for our customers have relatively short product life cycles. Therefore, our business, operating results and financial condition are dependent in a significant way on our ability to obtain orders from new customers and new product programs from existing customers.
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
Adverse economic conditions and uncertainty in the global economy such as unstable global financial and credit markets, inflation, tariffs, and recession can negatively impact our business. Unfavorable economic conditions could affect the demand for our customers’ products by triggering a reduction in orders as well as a decline in forecasts which could adversely affect our sales in future periods. Additionally, the financial strength of our customers and suppliers and their ability to obtain and rely on credit financing may affect their ability to fulfill their obligations to us and have an adverse effect on our financial results.
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
Refer to Notes 1 and 15 to the consolidated financial statements and critical accounting policies and estimates in management’s discussion and analysis of financial condition and results of operations for further discussion regarding the impairment testing of goodwill and identifiable intangible assets.
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
Our consolidated financial statements are prepared in conformity with accounting standards generally accepted in the United States, or U.S. GAAP. These principles are subject to amendments made primarily by the Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission (SEC). A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. For example, significant changes to revenue recognition rules will be effective for us in fiscal 2019 and we may have material fluctuations in revenue from quarter to quarter once implemented. Changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business.

Item 1B.	UNRESOLVED STAFF COMMENTS
None

Item 2.	PROPERTIES AS OF DATE OF FILING
We have manufacturing and sales operations located in the United States, Mexico, and China. The table below lists the locations and square footage of our operating facilities:

Location	Approx. Sq. Ft.	Type of Interest (Leased/Owned)	Description of Use
Corinth, Mississippi	350,000	Leased	Manufacturing and warehouse
El Paso, Texas	80,000	Leased	Shipping and warehouse
Fayetteville, Arkansas (1)	175,000	Leased	Manufacturing and warehouse
Fayetteville, Arkansas (1)	105,000	Leased	Manufacturing and warehouse
Harrodsburg, Kentucky (2)	22,000	Owned	Manufacturing and warehouse
Louisville, Kentucky	2,300	Leased	Administration
Oakdale, Minnesota (3)	60,000	Leased	Manufacturing and warehouse
Spokane Valley, Washington	95,000	Leased	Sales, research, administration and manufacturing
Spokane Valley, Washington	36,000	Leased	Manufacturing
Total USA	925,300
Juarez, Mexico	193,000	Leased	Warehouse
Juarez, Mexico	174,000	Owned	Manufacturing
Juarez, Mexico	115,000	Owned	Manufacturing and warehouse
Juarez, Mexico	103,000	Owned	Manufacturing and warehouse
Juarez, Mexico	72,000	Leased	Manufacturing
Juarez, Mexico	66,000	Owned	Manufacturing and warehouse
Juarez, Mexico	60,000	Owned	Manufacturing and warehouse
Total Mexico	783,000
Shanghai, China	121,000	Leased	Manufacturing and warehouse
Shanghai, China	8,000	Leased	Manufacturing
Total China	129,000
Grand Total	1,837,300

(1)
The Arkansas facility is currently in the process of moving to a smaller and more cost effective location. The move should be completed by the beginning of December 2018 and the lease on the facility with 175,000 square feet will be terminated.

(2)
During fiscal year 2017, we closed the Harrodsburg, Kentucky location and transferred customer programs to other facilities in the USA. The facility is currently listed for sale. Additionally, the sale of the building in less than one year is not probable at this time. As such, the property is appropriately being reported in Property, Plant, and Equipment.

(3)	Commencing on January 1, 2019, the approximate square footage for the Oakdale, Minnesota location will be increasing to approximately 102,914 square feet as we are expanding in our current building.
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

All of our facilities are ISO certified to ISO 9001:2015 standard and to Customs Trade Partnership against Terrorism (CTPAT). In addition, the Juarez, Mexico; Shanghai, China and Spokane, Washington facilities are registered/certified to IATF 16949 automotive standard, AS 9100D aviation, space and defense standard, ISO 13485:2016 medical devices, ISO 14001:2015 environmental standard, ANSI/ESD S20.20 Electrostatic Discharge Control Program, OHSAS 18001 Occupational Health and Safety standard, and SA8000 / ISO 2600 social accountability standard.
Oakdale, Minnesota is additionally registered to ISO-13485:2016 medical devices standard, AS9100C aviation, space and defense standard, and NADCAP certified. The Spokane, Washington and Juarez, Mexico facilities are additionally registered to ISO/IEC 80079-34 explosive atmospheres. Additionally, Juarez, Mexico is registered by the NSF for water products. The Oakdale, Minnesota; Corinth, Mississippi; Fayetteville, Arkansas and Spokane, Washington facilities are all registered by the U.S. State Department for International Traffic in Arms Regulations (ITAR).

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
Market Information
Our common stock is traded on the NASDAQ Global Market, formerly the NASDAQ National Market System under the symbol “KTCC.” Quarterly high and low sales prices for our common stock for fiscal years 2018 and 2017 were as follows:

	2018		2017
	High	Low	High	Low
First Quarter	$7.40	$6.69	$8.28	$7.23
Second Quarter	7.95	6.74	8.18	7.08
Third Quarter	7.30	6.81	8.20	7.08
Fourth Quarter	8.60	6.85	8.00	6.69
High and low stock prices are based on the daily sales prices reported by the NASDAQ Stock Market. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.
Holders and Dividends
As of June 30, 2018, we had 671 shareholders of common stock on record. As a result of our credit agreement with Wells Fargo Bank, N.A. we are restricted from declaring or paying dividends in cash or stock without the Bank’s prior written consent. We have not paid a cash dividend and do not anticipate payment of dividends in the foreseeable future.
Equity Compensation Plan Information
Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report, under the caption “Securities Authorized for Issuance under Equity Compensation Plans”, and that information is incorporated herein by reference.

Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock with the cumulative total return of the NASDAQ Stock Market (U.S. & Foreign) Index and the NASDAQ Electronic Components Index in fiscal 2018.

	6/29/2013	6/28/2014	6/27/2015	7/2/2016	7/1/2017	6/30/2018
Key Tronic Corporation	100.00	103.67	103.00	71.40	68.50	73.24
NASDAQ Composite	100.00	132.45	151.00	148.88	189.66	233.12
NASDAQ Electronic Components	100.00	141.22	150.63	158.95	227.17	300.77

Item 6:	SELECTED FINANCIAL DATA
The following selected data is derived from our audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes, and other information included in this report.
Financial Highlights
(In thousands, except for Supplemental Data and Per Share Amounts)

	Fiscal Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016	June 27, 2015 (3)	June 28, 2014 (3)
Consolidated Statements of Operations Data:
Net sales	$446,322	$467,797	$484,965	$433,997	$305,394
Gross profit	34,169	38,300	38,825	33,305	26,854
Gross margin percentage	7.7%	8.2%	8.0%	7.7%	8.8%
Operating income	1,114	9,544	10,416	6,653	9,304
Operating margin percentage	0.2%	2.0%	2.1%	1.5%	3.0%
Net income (loss)	(1,325)	5,617	6,533	4,304	7,613
Net income (loss) per share – diluted	(0.12)	0.51	0.58	0.38	0.67
Consolidated Cash Flow Data:
Cash flows provided by operations	11,457	9,425	4,580	7,667	1,458
Capital expenditures	4,523	9,307	13,277	8,808	7,763
Consolidated Balance Sheet Data:
Net working capital (1)	95,607	100,440	97,349	98,318	71,049
Total assets	246,528	232,840	235,924	230,794	156,660
Long-term liabilities	29,534	38,520	46,232	43,237	848
Shareholders’ equity	118,081	116,567	105,582	100,768	103,645
Book value per share (2)	$10.97	$10.83	$9.84	$9.42	$9.83
Supplemental Data:
Number of shares outstanding at year-end	10,759,680	10,759,680	10,725,349	10,706,136	10,546,750
Number of employees at year-end	4,701	5,038	4,947	4,866	3,343
Approximate square footage of operational facilities	1,837,300	1,760,000	1,828,000	1,892,000	1,139,000

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
Executive Summary
For the fourth quarter of fiscal 2018, we saw increasing demand from a number of our longstanding customers and most of our new programs, including Skybell Technologies, continued to ramp steadily. We also continued to win significant new business from EMS competitors and from existing customers, including new programs involving medical devices, distribution services and electronic signage. At the same time, our productivity continued to be adversely impacted by industry wide shortages in key components, resulting in delays in delivery and increased costs.
Net sales of $446.3 million for fiscal year 2018 decreased by 4.6 percent as compared to net sales of $467.8 million in fiscal year 2017. The decrease in net sales was primarily driven by a decrease in demand from current customers, partially offset by an increase in new program wins.
While 2018 was a challenging year, we replaced the revenue shortfall caused by a large former customer, significantly diversified our customer base, reduced our debt by $8.0 million for the year and returned to strong sequential growth in the fourth quarter. Moving into the first quarter of fiscal year 2019, although we continue to face industry supply chain issues, we expect significant growth in revenue and earnings. In preparation, we continue to invest in new equipment and processes to be more productive in our Mexico facilities, and we are expanding and enhancing our profitable US facilities. We’re optimistic about our opportunities for growth in fiscal 2019 and beyond.
For the first quarter of fiscal year 2019, the Company expects to report revenue in the range of $118 million to $122 million. Future results will depend on actual levels of customers’ orders, the timing of the start-up of production of new product programs, impact of the new revenue recognition accounting policy and the potential impact of the geopolitical uncertainty. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.
We continue to diversify our customer base by adding additional programs and customers. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, military supplies, computer accessories, medical, educational, irrigation, automotive, transportation management, robotics, RFID, power supply, off-road vehicle equipment, fitness equipment, HVAC controls, consumer products, home building products, material handling systems, lighting equipment and consumer security products.
Gross profit as a percent of net sales was 7.7 percent in fiscal year 2018 compared to 8.2 percent for the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily related to an increase in certain overhead costs partially offset by a decrease in material related costs. The level of gross margin is impacted by product mix, timing of the startup of new programs, facility utilization, and pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter and year to year.
Operating income as a percentage of net sales for fiscal year 2018 was 0.2 percent compared to 2.0 percent for fiscal year 2017. The decrease in operating income as a percentage of net sales was primarily due to a decrease in net revenue and a before tax one-time loss of approximately $4.5 million related to the arbitration settlement.
Net loss for fiscal year 2018 was $(1.3) million or $(0.12) per share, as compared to net income of $5.6 million or $0.52 per share for fiscal year 2017. The decrease in net income for fiscal year 2018 as compared to fiscal year 2017 was primarily driven by the decrease in net revenue as described above as well as a before tax one-time loss of approximately $4.5 million related to the arbitration settlement.

We maintain a strong balance sheet with a current ratio of 2.0 and a debt to equity ratio of 0.30. Total cash provided by operating activities as defined on our cash flow statement was $11.5 million during fiscal year 2018. We maintain sufficient liquidity for our expected future operations. As of June 30, 2018, we had $16.2 million outstanding on our revolving line of credit with Wells Fargo Bank, N.A. As a result, $28.4 million remained available to borrow as of June 30, 2018. We believe cash flow from operations, our borrowing capacity, our accounts receivable sale program, and equipment financing should provide adequate capital for planned growth over the long term.
RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended June 30, 2018 with the Fiscal Year Ended July 1, 2017
The following table sets forth for the periods indicated certain items of the consolidated statements of income expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Fiscal Year Ended
	June 30, 2018	% of net sales	July 1, 2017	% of net sales	$ change	% point change
Net sales	$446,322	100.0%	$467,797	100.0%	$(21,475)	—
Cost of sales	412,153	92.3	429,497	91.8	(17,344)	0.5
Gross profit	34,169	7.7	38,300	8.2	(4,131)	(0.5)
Operating expenses:
Research, development and engineering	6,186	1.4	6,393	1.4	(207)	—
Selling, general and administrative	22,334	5.0	22,363	4.8	(29)	0.2
Loss on settlement of arbitration	4,535	1.0	—	—	4,535	1.0
Total operating expenses	33,055	7.4	28,756	6.2	4,299	1.2
Operating income	1,114	0.2	9,544	2.0	(8,430)	(1.8)
Interest expense, net	2,556	0.6	2,288	0.5	268	0.1
Income before income taxes	(1,442)	(0.3)	7,256	1.6	(8,698)	(1.9)
Income tax provision	(117)	—	1,639	0.4	(1,756)	(0.4)
Net income	$(1,325)	(0.3)%	$5,617	1.2%	$(6,942)	(1.5)
Effective income tax rate	8.1%		22.6%
Net Sales
The decrease in net sales of $21.5 million from prior year period was primarily driven by a decrease in demand from current customers, partially offset by an increase in net sales from new program wins.
The following table shows the revenue by industry sectors as a percentage of revenue for fiscal years 2018 and 2017:

	Fiscal Year Ended
	June 30, 2018	July 1, 2017
Industrial	42%	40%
Consumer	38	35
Gaming	7	9
Communication	4	8
Transportation	4	1
Computer and Peripheral	3	2
Printers	2	5
Total	100%	100%
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

Sales to foreign locations represented 26.2 percent and 22.6 percent of our total net sales in fiscal years 2018 and 2017, respectively.
Cost of Sales
Total cost of sales as a percentage of net sales was 92.3 percent and 91.8 percent in fiscal years 2018 and 2017, respectively.
Total cost of materials as a percentage of net sales was approximately 61.1 percent and 61.7 percent in fiscal years 2018 and 2017, respectively. The change from year-to-year is primarily a result of improved pricing of certain raw materials as well as a more favorable product mix.
Production and support costs as a percentage of net sales were 31.2 percent and 30.1 percent in fiscal years 2018 and 2017, respectively. The increase in fiscal year 2018 is primarily related to severance expenses related to streamlining the company’s facilities in Mexico.
We provide a reserve for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage. We also consider our customers' ability to pay for inventory whether or not there is a lead-time assurance agreement for a specific program. The amounts charged to expense for these inventories were approximately $31,000 and $496,000 in fiscal years 2018 and 2017, respectively.
We provide warranties on certain products we sell and estimate warranty costs based on historical experience and anticipated product returns. Warranty expense is related to workmanship claims on keyboards and EMS products. The amounts charged to expense are determined based on an estimate of warranty exposure. The net warranty expense was approximately $74,000 and $68,000 in fiscal years 2018 and 2017, respectively.
Gross Profit
Gross profit as a percentage of net sales was 7.7 percent and 8.2 percent in fiscal years 2018, and 2017, respectively. The 0.5 percentage point decrease in gross profit as a percentage of net sales during fiscal year 2018 as compared to fiscal year 2017 is primarily related to a 0.6 percentage point decrease in material related costs partially offset by a 1.1 percentage point increase in certain overhead costs.
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

We took early pay discounts to suppliers that totaled approximately $1.7 million and $1.9 million in fiscal years 2018 and 2017, respectively. Early pay discounts will fluctuate based on our liquidity and changes in the discounts and terms offered by our suppliers.
Research, Development and Engineering
Research, development and engineering expenses (RD&E) consists principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Total RD&E expenses were $6.2 million in fiscal year 2018 and $6.4 million in fiscal year 2017, respectively. Total RD&E expenses as a percent of net sales were 1.4 percent in fiscal years 2018 and 2017.
Selling, General and Administrative
Selling, general and administrative expenses (SG&A) consist principally of salaries and benefits, advertising and marketing programs, sales commissions, travel expenses, provision for doubtful accounts, facilities costs, and professional services. Total SG&A expenses were $22.3 million and $22.4 million in fiscal years 2018 and 2017, respectively. Total SG&A expenses as a percent of net sales were 5.0 percent and 4.8 percent in fiscal years 2018 and 2017, respectively. This 0.2 percentage point increase in SG&A as a percentage of net sales is primarily related to an increase in legal fees related to an effort to collect from a former customer through arbitration.
Loss on Settlement of Arbitration
We were awarded $6.7 million following the conclusion of a previously disclosed arbitration proceeding, which began in the second quarter of fiscal year 2017. This award resolved a dispute with a former customer involving approximately $9.3 million in inventory purchased and approximately $1.9 million in outstanding accounts receivables and other related fees and costs that we believed to be reimbursable. This event, including all related disposal fees, resulted in an approximately $4.5 million before tax one-time loss to fiscal year 2018. The adverse impact net of taxes on net loss was $3.4 million.

Interest Expense
We had net interest expense of $2.6 million and $2.3 million in both fiscal years 2018 and 2017. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit.
Income Tax Provision
We had an income tax benefit of approximately $(0.1) million during fiscal year 2018 and an income tax expense of approximately $1.6 million during fiscal year 2017. The income tax expense (benefit) recognized during both fiscal years 2018 and 2017, was primarily a function of U.S., federal, state and foreign taxes recognized at the statutory rates offset by the net benefit associated with federal research and development tax credits and changes in potential foreign tax credits. The Company also recognized the impacts of U.S. tax reform, including a provisional estimate related to mandatory repatriation, in the fiscal year ended June 30, 2018.
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
International Subsidiaries
We offer customers a complete global manufacturing solution. Our facilities provide our customers the opportunity to have their products manufactured in the facility that best serves specific cost, product manufacturing and distribution needs. The locations of active foreign subsidiaries are as follows:

•
Key Tronic Juarez, SA de CV owns five facilities and leases two facilities in Juarez, Mexico. These facilities include an SMT facility, an assembly and molding facility, a sheet metal fabrication facility, and assembly and warehouse facilities. This subsidiary is primarily used to support our U.S. operations.

•
Key Tronic Computer Peripherals (Shanghai) Co., Ltd. leases two facilities with SMT, assembly, global purchasing and warehouse capabilities in Shanghai, China, which began operations in 1999. Its primary function is to provide EMS services for export.

Foreign sales (based on shipping instructions) from our worldwide operations, including domestic exports, were $117.1 million and $105.9 million in fiscal years 2018 and 2017, respectively. Products and manufacturing services provided by our subsidiary operations are often shipped to customers directly by the parent company.
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

	Fiscal Year Ended
	July 1, 2017	% of net sales	July 2, 2016	% of net sales	$ change	% point change
Net sales	$467,797	100.0%	$484,965	100.0%	$(17,168)	—
Cost of sales	429,497	91.8	446,140	92.0	(16,643)	(0.2)
Gross profit	38,300	8.2	38,825	8.0	(525)	0.2
Operating expenses:
Research, development and engineering	6,393	1.4	6,397	1.3	(4)	0.1
Selling, general and administrative	22,363	4.8	22,012	4.5	351	0.3
Total operating expenses	28,756	6.2	28,409	5.8	347	0.4
Operating income	9,544	2.0	10,416	2.1	(872)	(0.1)
Interest expense, net	2,288	0.5	2,265	0.5	23	—
Income before income taxes	7,256	1.6	8,151	1.7	(895)	(0.1)
Income tax provision	1,639	0.4	1,618	0.3	21	0.1
Net income	$5,617	1.2%	$6,533	1.3%	$(916)	(0.1)
Effective income tax rate	22.6%		19.9%

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

Capital Resources and Liquidity
Operating Cash Flow
Net cash provided by operating activities for fiscal year 2018 was $11.5 million compared to net cash provided by operating activities of $9.4 million and $4.6 million in fiscal years 2017 and 2016, respectively.
The $11.5 million of net cash provided by operating activities during fiscal year 2018 is primarily related to $1.3 million of net loss, $7.8 million of depreciation and amortization, a $23.3 million increase in accounts payable, $10.6 million decrease in accounts receivable, a $0.6 million decrease in inventory, partially offset by a $4.5 million loss on arbitration. The $9.4 million of net cash provided by operating activities during fiscal year 2017 was primarily due to $5.6 million of net income, $7.2 million of depreciation and amortization and a $4.9 million decrease in inventory, partially offset by a $3.5 million increase in accounts receivable and a $5.9 million decrease in accounts payable. The $4.6 million of cash provided by operating activities during fiscal year 2016 was primarily due to $6.5 million of net income, $6.2 million of depreciation and amortization and an $11.1 million decrease in accounts receivable offset by a $16.2 million increase in inventory and a $2.6 million decrease in accounts payable.
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our Trade Accounts Receivable Purchase Program. During fiscal years 2018, 2017 and 2016, we factored receivables of $104.7 million, $86.5 million and $78.0 million, respectively, from accounts receivable sold to financial institutions, which are not included on our Consolidated Balance Sheets. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, negotiated supplier terms, and taking advantage of early pay discounts.
Investing Cash Flow
Cash flows used in investing activities were $3.5 million, $8.5 million, and $5.7 million in fiscal years 2018, 2017 and 2016, respectively. Our primary investing activity during fiscal year 2018 and 2017, was purchasing equipment to support increased production levels for new programs. Our primary investing activities during fiscal year 2016 was the purchase of equipment to support increased production levels for new programs as well as the sale and leaseback of equipment.
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds and available borrowing capacities. During fiscal years 2018, 2017 and 2016, we received $1.0 million, $0.6 million and $13.3 million of cash resulting from the sale and leaseback of equipment under operating leases, respectively.
Financing Cash Flow
Cash flows used in financing activities were $8.0 million in fiscal year 2018 and $1.6 million in fiscal year 2017 as compared to cash provided by financing activities of $1.7 million in fiscal year 2016. Our primary financing activities during fiscal year 2018, were repayments on our term loans of $5.9 million as well as borrowings and repayments under our revolving line of credit facility. Our primary financing activities during fiscal year 2017 was the funding of a $3.9 million equipment term loan, repayments on our term loans of $5.4 million as well as borrowings and repayments under our revolving line of credit facility. Our primary financing activities during fiscal year 2016 were repayments on our term loan of $5.0 million as well as borrowings and repayments under our revolving line of credit facility.
As of June 30, 2018, the Company had an outstanding balance on the line of credit of $16.2 million. We had availability to borrow an additional $28.4 million under the Wells Fargo line of credit and we were in compliance with our loan covenants. Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and fixed asset financing will be sufficient to meet our working and fixed capital requirements for the foreseeable future.
As of June 30, 2018, we had approximately $0.3 million of cash held by foreign subsidiaries. Under the Tax Cuts and Jobs Act, future cash repatriations from these foreign subsidiaries are no longer subject to U.S. income taxes, but may be subject to foreign withholding taxes. See additional discussion in Footnote 6, Income Taxes. The total amount of foreign withholding taxes required to be paid for the amount of foreign subsidiary cash on hand as of June 30, 2018, would approximate $27,000. The Company also has approximately $29.5 million of foreign earnings that have not been repatriated to the U.S. Of that amount, the Company estimates that $14.3 million is to be repatriated in the future, requiring foreign withholding taxes of $0.8 million that is currently accrued in our deferred tax liabilities. The remaining $15.2 million is considered to be permanently reinvested in Mexico and China. If these amounts were required to be repatriated, we estimate it would create an additional $1.3 million in foreign withholding taxes payable.

Contractual Obligations and Commitments
In the normal course of business, we enter into contracts which obligate us to make payments in the future. The table below sets forth our significant future obligations by fiscal year:
Payments Due by Fiscal Year (in thousands)

	Total	2019	2020	2021	2022	2023	Thereafter
Term loans (1)	$18,862	$5,871	$12,120	$871	$—	$—	$—
Wells Fargo Bank N.A. revolving loan (2)	$16,222	$—	$16,222	$—	$—	$—	$—
Operating leases (3)	$18,500	$6,387	$3,128	$2,119	$1,385	$1,308	$4,173
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

(2)
The terms of the Wells Fargo Bank N.A. revolving loan are discussed in the consolidated financial statements at Note 4, “Long-Term Debt.” As of June 30, 2018, we were in compliance with our loan covenants.

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

(4)
As of June 30, 2018, we had open purchase order commitments for materials and other supplies of approximately $36.4 million. Included in the open purchase orders are various blanket orders for annual requirements. Actual needs under these blanket purchase orders fluctuate with our manufacturing levels and as such cannot be broken out between fiscal years. In addition, we have contracts with many of our customers that minimize our exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with our suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations.

In addition to the cash requirements presented above, we have various other accruals which are not included in the table above. For example, we owe our suppliers approximately $76.2 million for accounts payable and shipments in transit at the end of the fiscal year. We generally pay our suppliers in a range from 30 to 120 days depending on terms offered. These payments are financed by operating cash flows and our revolving line of credit.
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
Allowance for Doubtful Accounts
We value our accounts receivable net of an allowance for doubtful accounts. As of June 30, 2018, we did not have an allowance for doubtful accounts. As of July 1, 2017, the allowance for doubtful accounts was approximately $0.1 million. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.
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
Income Taxes
Income tax expense includes U.S. and international income taxes and a provisional estimate for U.S. taxes on undistributed earnings of foreign subsidiaries. We do not record foreign withholding taxes on undistributed earnings of international subsidiaries that are deemed to be permanently reinvested. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. The deferred income taxes are classified as long-term assets or liabilities. The most significant areas involving management judgments include deferred income tax assets and liabilities, uncertain tax positions, and research and development tax credits. Our estimates of the realization of the deferred tax assets related to our tax credits are based upon our estimates of future taxable income which may change.

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

Impairment of Goodwill
In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value then the Company is not required to take further action. However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. The Company utilizes a weighting of the income approach and a market approach in the impairment test. We also consider valuation factors including the Company's market capitalization, future discounted cash flows and an estimated control premium based upon a review of comparable market transactions. Our consideration of discounted future cash flows included assumptions regarding growth rates and margins based on our historical trends. In addition, we applied a market discount rate calculated based upon an analysis of companies similar in size. If our future cash flows do not meet our projections or there is an event that impacts our market capitalization, the assumptions used in our goodwill analysis could be negatively impacted. The estimated fair value of the reporting unit exceeded the carrying value by approximately 38%. We will continue to monitor our market capitalization and impairment indicators.
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility and term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility and term loans fluctuate with the Wells Fargo Bank N.A. prime rate and LIBOR rates. There was outstanding $16.2 million in borrowings under our revolving credit facility and $18.9 million outstanding on our term loans as of June 30, 2018. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loan.
Our only material interest rate risk is associated with our revolving credit facility and term loans. During the second quarter of fiscal year 2015, we entered into an interest rate swap contract with a notional amount of $25.0 million related to the borrowings outstanding under the term loan and revolving credit facility. As of June 30, 2018, the remaining notional amount of the interest rate swap contract was $8.5 million. Through the use of the interest rate swap, as described above, we fixed the basis on which we pay interest, thus eliminating much of our interest rate risk. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts and swaps to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was $46.3 million of foreign currency forward contracts and swaps outstanding as of June 30, 2018. The fair value of these contracts and swaps was approximately $(1.2) million. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Key Tronic Corporation
Spokane Valley, Washington
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Key Tronic Corporation (the “Company”) and subsidiaries as of June 30, 2018 and July 1, 2017, the related consolidated statements of income (loss), comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 20, 2018, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 30, 2018 and July 1, 2017, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 10, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2003

Spokane, Washington
September 10, 2018

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2018	July 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$343	$373
Trade receivables, net of allowance for doubtful accounts of $0 and $84	70,262	65,193
Inventories, net	110,315	101,590
Other	13,600	11,037
Total current assets	194,520	178,193
Property, plant and equipment, net	27,548	30,496
Other assets:
Deferred income tax asset	7,882	6,981
Goodwill	9,957	9,957
Other intangible assets, net	3,726	4,800
Other	2,895	2,413
Total other assets	24,460	24,151
Total assets	$246,528	$232,840
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,198	$53,078
Accrued compensation and vacation	8,105	10,005
Current portion of debt, net	5,841	5,841
Other	8,769	8,829
Total current liabilities	98,913	77,753
Long-term liabilities:
Term loans	12,932	18,773
Revolving loan	16,222	18,335
Other long-term obligations	380	1,412
Total long-term liabilities	29,534	38,520
Total liabilities	128,447	116,273
Commitments and contingencies (Note 4 and 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,760 and 10,760 shares, respectively	46,244	45,797
Retained earnings	72,806	73,545
Accumulated other comprehensive loss	(969)	(2,775)
Total shareholders’ equity	118,081	116,567
Total liabilities and shareholders’ equity	$246,528	$232,840
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Net sales	$446,322	$467,797	$484,965
Cost of sales	412,153	429,497	446,140
Gross profit	34,169	38,300	38,825
Research, development and engineering expenses	6,186	6,393	6,397
Selling, general and administrative expenses	22,334	22,363	22,012
Loss on settlement of arbitration	4,535	—	—
Total operating expenses	33,055	28,756	28,409
Operating income	1,114	9,544	10,416
Interest expense, net	2,556	2,288	2,265
Income (loss) before income taxes	(1,442)	7,256	8,151
Income tax provision	(117)	1,639	1,618
Net income (loss)	$(1,325)	$5,617	$6,533
Net income (loss) per share — Basic	$(0.12)	$0.52	$0.61
Weighted average shares outstanding — Basic	10,760	10,756	10,710
Net income (loss) per share — Diluted	$(0.12)	$0.51	$0.58
Weighted average shares outstanding — Diluted	10,760	10,917	11,278
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Comprehensive income:
Net income (loss)	$(1,325)	$5,617	$6,533
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	2,392	4,798	(2,810)
Comprehensive income	$1,067	$10,415	$3,723

Other comprehensive income for fiscal years 2018, 2017, and 2016 is reflected net of tax provision (benefit) of approximately $0.7 million, $2.5 million and $(1.4) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Operating activities:
Net income (loss)	$(1,325)	$5,617	$6,533
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	7,774	7,232	6,162
Amortization of deferred loan costs	30	17	—
Excess tax benefit from exercise of stock options	—	—	(402)
Provision for obsolete inventory	31	496	757
Provision for warranty	74	68	95
(Recovery of) provision for doubtful accounts	(84)	(10)	38
Loss on disposal of assets	20	101	—
Share-based compensation expense	447	692	764
Deferred income taxes	(1,562)	(471)	(1,313)
Loss on settlement of arbitration	(4,535)	—	—
Changes in operating assets and liabilities
Trade receivables	(10,601)	(3,505)	11,136
Inventories	589	4,920	(16,169)
Other assets	(2,872)	636	1,739
Accounts payable	23,320	(5,889)	(2,561)
Accrued compensation and vacation	(1,900)	434	104
Other liabilities	2,051	(913)	(2,303)
Cash provided by operating activities	11,457	9,425	4,580
Investing activities:
Purchases of property and equipment	(4,523)	(9,307)	(13,277)
Proceeds from sale of fixed assets	1,041	834	7,612
Cash used in investing activities	(3,482)	(8,473)	(5,665)
Financing activities:
Payment of financing costs	(21)	(221)	(113)
Proceeds from issuance of long term debt	—	3,919	—
Repayments of long term debt	(5,871)	(5,435)	(5,000)
Borrowings under revolving credit agreement	187,419	161,240	197,568
Repayments of revolving credit agreement	(189,532)	(160,978)	(191,126)
Excess tax benefit from exercise of stock options	—	—	402
Tax withholding from exercise of share-based compensation	—	(122)	—
Cash (used in) provided by financing activities	(8,005)	(1,597)	1,731
Net (decrease) increase in cash and cash equivalents	(30)	(645)	646
Cash and cash equivalents, beginning of period	373	1,018	372
Cash and cash equivalents, end of period	$343	$373	$1,018
Supplemental cash flow information:
Interest payments	$2,529	$2,238	$2,308
Income tax payments, net of refunds	$304	$1,799	$813
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, June 27, 2015	10,706	$44,136	$61,395	$(4,763)	$100,768
Net income	—	—	6,533	—	6,533
Unrealized loss on hedging instruments, net	—	—	—	(2,810)	(2,810)
Exercise of stock appreciation rights	28	—	—	—	—
Shares withheld for taxes	(9)	(75)	—	—	(75)
Share-based compensation	—	764	—	—	764
Excess tax benefit from share-based compensation	—	402	—	—	402
Balances, July 2, 2016	10,725	$45,227	$67,928	$(7,573)	$105,582
Net income	—	—	5,617	—	5,617
Unrealized gain on hedging instruments, net	—	—	—	4,798	4,798
Exercise of stock appreciation rights	49	—	—	—	—
Shares withheld for taxes	(14)	(122)	—	—	(122)
Share-based compensation	—	692	—	—	692
Balances, July 1, 2017	10,760	$45,797	$73,545	$(2,775)	$116,567
Net loss	—	—	(1,325)	—	(1,325)
Tax Rate Effect Reclassification	—	—	586	(586)	—
Unrealized gain on hedging instruments, net	—	—	—	2,392	2,392
Share-based compensation	—	447	—	—	447
Balances, June 30, 2018	10,760	$46,244	$72,806	$(969)	$118,081
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
The Company performed its annual qualitative Step 0 analysis as of April 2, 2018 and determined a Step 1 analysis was necessary due to market conditions. Based on the results of the Step 1 analysis, the Company concluded that the fair value of the reporting unit was greater than the carrying value of the reporting unit based on a methodology that utilized both an income approach and a market approach. We considered valuation factors including the Company's market capitalization, future discounted cash flows and an estimated control premium based upon a review of comparable market transactions. Our consideration of discounted future cash included assumptions regarding growth rates and margins based on our historical trends. In addition, we applied a market discount rate calculated based upon an analysis of companies similar in size. The estimated fair value of the reporting unit exceeded the carrying value by approximately 38%. We will continue to monitor our market capitalization and impairment indicators.
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
Revenues and associated costs from engineering design, development services and tooling, which are performed under contract of short term durations, are recognized only after the completed performance of the service. Revenue from engineering design, development services and tooling represented approximately 2.7 percent, 2.1 percent and 1.7 percent of total revenue in fiscal years 2018, 2017, and 2016, respectively.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at June 30, 2018 and July 1, 2017, reasonably approximate their fair value. The Company had an outstanding balance on the line of credit of $16.2 million as of June 30, 2018 and $18.3 million as of July 1, 2017, with a carrying value that reasonably approximates the fair value. The Company had an outstanding balance on the term loan of $16.3 million as of June 30, 2018 and $21.3 million as of July 1, 2017, with a carrying value that reasonably approximates the fair value. The equipment term loan is estimated to be $2.6 million as of June 30, 2018 and $3.5 million as of July 1, 2017, with a carrying value that reasonably approximates the fair value.
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

Newly Adopted and Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This Update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As such, the guidance is effective for the Company beginning in the first quarter of fiscal year 2019. The Company has substantially completed its review of significant customer contracts and is in the process of finalizing its implementation in accordance with the planned effective date. Remaining implementation activities are focused on improvement of additional system tools and capabilities to enable the Company to make timely and reasonable estimates of revenue during the manufacturing process, as well as the implementation and maintenance of relevant internal controls. The Company has assessed that the impact of the new guidance will result in a change of the Company’s revenue recognition model for the majority of electronics manufacturing services from “point in time” upon physical delivery to an “over time” model and believes this transition will have an impact on the Company’s consolidated financial statements upon adoption primarily as it will recognize an increase in contract assets for unbilled receivables with a corresponding reduction in finished goods and work-in-process inventory. The new guidance allows for two transition methods in application (i) retrospective approach, or (ii) modified retrospective approach. The Company will adopt the standard using the modified retrospective approach, which will result in an adjustment for the cumulative effect of applying this guidance to contracts in process as of the adoption date. Under this approach, prior financial statements presented will not be restated and the effects of the modified retrospective approach will be recorded as an adjustment through retained earnings in the period of adoption. The Company expects the opening balance sheet adjustment to increase retained earnings in the range of $0.5 million and $2.0 million. Additionally, disclosures required for revenue recognition will include qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from costs to obtain or fulfill a contract. Such disclosures are more extensive than what is required under existing GAAP.
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
In August 2016, the FASB issued Accounting Standards Update 2016-15, Classification of Certain Cash Receipts and Cash Payments. This update provides guidance on how to record eight specific cash flow issues. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and a retrospective transition method to each period should be presented. The Company is still assessing the impact of this update on its operating and investing cash flows. The Company intends to adopt the new guidance when it becomes effective in the first quarter of fiscal year 2019.
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
In March 2018, the FASB issued Accounting Standards Update 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This update, effective upon issuance, amends SEC paragraphs in ASC 740, Income Taxes, to reflect SEC Staff Accounting Bulletin (SAB) 118, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act in the period of enactment. The impact of adopting this guidance is reflected in Footnote 6, Income Taxes.
Fiscal Year
The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2018, 2017, and 2016, ended on June 30, 2018, July 1, 2017, and July 2, 2016, respectively. Fiscal year 2018 and 2017 were 52 week years whereas fiscal year 2016 was a 53 week year.

2. INVENTORIES
The components of inventories consist of the following (in thousands):

	June 30, 2018	July 1, 2017
Finished goods	$14,927	$12,244
Work-in-process	22,254	20,596
Raw materials and supplies	73,134	68,750
	$110,315	$101,590

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	Life	June 30, 2018	July 1, 2017
	(in years)	(in thousands)
Land	—	$2,940	$2,940
Buildings and improvements	3 to 30	23,441	23,158
Equipment	1 to 10	60,367	57,848
Furniture and fixtures	3 to 5	3,754	3,512
		90,502	87,458
Accumulated depreciation		(62,954)	(56,962)
		$27,548	$30,496

4. LONG-TERM DEBT
On September 3, 2014, the Company entered into a five-year term loan in the amount of $35.0 million used to acquire all of the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics). The term loan requires quarterly payments of $1.25 million through June 15, 2019, with a final payment of the remaining outstanding balance on August 31, 2019. The Company expects to renew its term loan agreement during the first quarter of fiscal year 2019 and management believes this to be probable. The Company had an outstanding balance of $16.3 million and $21.3 million under the term loan as of June 30, 2018 and July 1, 2017, respectively.
On August 6, 2015, the Company entered into a First Amendment to the amended and restated credit agreement extending the limit on our line of credit facility to $45.0 million as evidenced by the Second Replacement Revolving Note. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes. The line of credit is secured by substantially all of the assets of the Company and matures on August 31, 2019 at which time all outstanding balances are payable. The Company expects to renew its credit agreement during the first quarter of fiscal year 2019 and management believes this to be probable. As of June 30, 2018, the Company had an outstanding balance under the credit facility of $16.2 million, $0.4 million in outstanding letters of credit and $28.4 million available for future borrowings. As of July 1, 2017, the Company had an outstanding balance under the credit facility of $18.3 million, $0.4 million in outstanding letters of credit and $26.3 million available for future borrowings.
On December 28, 2016, the Company entered into an equipment term loan agreement in the amount of $3.9 million in order to further invest in production equipment. The equipment term loan is collateralized by production equipment. Under this loan agreement, equal quarterly payments of approximately $0.2 million commenced on March 31, 2017 and will continue through the maturity of the equipment term loan on June 30, 2021. Amortization of the debt issuance costs is reported as interest expense on the consolidated income statement. As of June 30, 2018, the Company had an outstanding balance of $2.6 million. As of July 1, 2017, the Company had an outstanding balance of $3.5 million. The Company has available an additional $2.1 million which can be borrowed in the future under this agreement.
Borrowings under the revolving line of credit, term loan and equipment term loan bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 1.75%, LIBOR plus 2.0% or LIBOR plus 2.25% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The interest rates on the outstanding debt as of June 30, 2018 range from 4.09% - 5.00% compared to 3.22% - 4.25% as of July 1, 2017.
Debt maturities as of June 30, 2018 for the next three years are as follows (in thousands):

Fiscal Years Ending	Amount
2019	$5,871
2020	28,342
2021	871
Total debt	$35,084
Unamortized debt issuance costs	$(89)
Long-term debt, net of debt issuance costs	$34,995
The Company must comply with certain financial covenants, including a cash flow leverage ratio, an asset coverage ratio and a fixed charge coverage ratio. The credit agreement requires the Company to maintain a minimum profit threshold, limits the maximum capital lease expenditures and restricts the Company from declaring or paying dividends in cash or stock without prior bank approval. The Company was not in compliance with all financial covenants as of June 30, 2018 due to the loss recognized by the arbitration settlement. However, the Company obtained a waiver from Wells Fargo Bank with respect to the noncompliance as of June 30, 2018.

5. TRADE ACCOUNTS RECEIVABLE PURCHASE PROGRAMS
Sale Programs
The Company utilizes an Account Purchase Agreement with Wells Fargo Bank, N.A. ("WFB") which allows the Company to sell and assign to WFB and WFB may purchase from Company the accounts receivable of certain Company customers in a maximum aggregate amount outstanding of $25.0 million. This agreement may be cancelled at any time by either party. The Company also has an Account Purchase Agreement with Orbian Financial Services (“Orbian”). This agreement allows the Company to sell accounts receivable of certain customers to Orbian and the agreement may be cancelled at any time by either party.
Total accounts receivables sold during the twelve months ended June 30, 2018 and July 1, 2017 was approximately $104.7 million and $86.5 million, respectively. Accounts receivables sold and not yet collected was approximately $2.0 million and $1.6 million as of June 30, 2018 and July 1, 2017, respectively. The receivables that were sold were removed from the consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the consolidated statements of cash flows.
6. INCOME TAXES
Income tax provision consists of the following:

	Fiscal Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(in thousands)
Current income tax provision (benefit):
United States	$(221)	$1,231	$1,014
Foreign	1,722	1,206	1,960
	1,501	2,437	2,974
Deferred income tax provision (benefit):
United States	(795)	(539)	(1,285)
Foreign	(823)	(259)	(71)
	(1,618)	(798)	(1,356)
Total income tax provision	$(117)	$1,639	$1,618
The Company has gross tax credit carryforwards of approximately $8.7 million at June 30, 2018. Included in total tax credits carryforwards is approximately $8.0 million in research and development (R&D) tax credits.
Management also has reviewed its other deferred tax assets for purposes of determining whether or not a valuation allowance may be required. A valuation allowance against these deferred tax assets is required if it is more likely than not that some of the deferred tax assets will not be realized. Based on the Company’s profitability, it has been determined that it is more likely than not that the deferred tax assets will be realized.
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act reduced Federal corporate tax rates effective January 1, 2018, and changed certain other provisions, many of which are not effective until the fiscal year ending in 2019. Effective tax rates for the quarter and the twelve months ended June 30, 2018, are blended rates reflecting the benefit of two quarters of Federal tax rate reductions for fiscal year 2018. These benefits were offset by discrete expenses relating to the revaluation of our U.S. net deferred tax assets, an adjustment relating to foreign exchange, and required adjustments associated with the transition from a global to a territorial tax system (discussed further below).
As a result of the U.S. tax system under the Tax Act from a global to a territorial model, a deemed one-time repatriation of all accumulated earnings and profits (AE&P) in Mexico and China occurred on December 31, 2017. For purposes of calculating the toll tax associated with this deemed repatriation, AE&P pools are stratified into two asset categories, subjected to certain allowable deductions and then the net amounts are subjected to the toll tax (15.5% for cash/cash equivalents and 8% for illiquid assets). Management has previously relied upon estimates of AE&P and the related tax pools in Mexico and China in order to calculate the amount of foreign earnings that may potentially be repatriated and the resulting potential U.S. tax liability (see further discussion below). Management has undertaken formal studies of the AE&P and tax pools in both Mexico and China and has increased its provisional calculation of the toll tax liability in the fourth quarter by $0.4 million to $1.2 million.
In addition to the $1.2 million toll tax described above, the Company recognized a $1.3 million discrete expense due to the revaluation of our U.S. net deferred tax assets. Offsetting these amounts, because of the shift to a territorial system of taxation in the U.S., the Company recognized a discrete benefit of approximately $1.3 million during the second quarter related to reversing its previously recognized estimated liability associated with estimated future repatriations from Mexico and China.

Compliance with the 2017 Tax Act will require significant complex computations not previously required by U.S. tax law. It is unclear how certain provisions of the 2017 Tax Act will be applied absent further legislative, regulatory, or accounting clarification and guidance. Also, on December 22, 2017, the staff of the SEC issued Staff Accounting Bulletin No. 118 (“SAB No. 118”). SAB No. 118 provides guidance on accounting for the tax effects of the 2017 Tax Act and allows registrants to record provisional amounts for a period of up to one year from the date of enactment of the 2017 Tax Act. We expect to refine and complete the accounting for the 2017 Tax Act during the first half of fiscal year 2019 as we finalize the formal AE&P and tax pools studies and as additional legislative, regulatory, and accounting guidance and interpretations become available.
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
A similar analysis was conducted with anticipated future repatriations in Mexico. Under Mexican tax law, any previously taxed earnings from before 2014 (“CUFIN”) are not subject to withholding when monies are repatriated to another country. Based on management’s estimated future repatriations from Mexico and based on the estimated AE&P in Mexico as of December 31, 2013, no withholding tax liability has been recognized as of June 30, 2018. If in the future, estimated future repatriations exceed CUFIN, the Company will be required to recognize a withholding tax as a deferred tax liability at that time. Similar to China, this withholding would not be creditable and would be a direct cost associated with the actual repatriation.
The Company expects to repatriate a portion of its foreign earnings based on increased net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $14.3 million of foreign earnings in the future. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
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
The Company’s effective tax rate differs from the federal tax rate as follows:

	Fiscal Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(in thousands)
Federal income tax provision at statutory rates	$(397)	$2,467	$2,771
State income taxes, net of federal tax effect	(4)	175	250
Foreign tax rate differences	103	(156)	(442)
Tax rate change	1,634	—	—
Provisional transition tax on accumulated foreign earnings	1,190	—	—
Effect of income tax credits	(687)	(738)	(1,254)
Effect of repatriation of foreign earnings, net	(1,484)	199	(161)
Provision to return reconciliation	(401)	8	(75)
Other	(71)	(316)	529
Income tax provision	$(117)	$1,639	$1,618

The domestic and foreign components of income before income taxes were:

	Fiscal Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(in thousands)
Domestic	$(4,593)	$3,553	$2,228
Foreign	3,151	3,703	5,923
Income before income taxes	$(1,442)	$7,256	$8,151
Deferred income tax assets and liabilities consist of the following at:

	June 30, 2018	July 1, 2017
	(in thousands)
Deferred tax assets:
Tax credit carryforwards, net	$3,946	$4,164
Foreign subsidiaries - future tax credits	—	840
Inventory	667	840
Accruals	3,830	4,020
Mark-to-market adjustments	247	1,443
Arbitration settlement	1,100	—
Other	33	28
Deferred income tax assets	$9,823	$11,335
Deferred tax liabilities:
Foreign subsidiaries – unremitted earnings	(822)	(2,288)
Fixed assets	(289)	(456)
Identifiable intangibles	(670)	(1,308)
Other	(160)	(302)
Deferred income tax liabilities	$(1,941)	$(4,354)
Net deferred income tax assets	$7,882	$6,981
Balance sheet caption reported in:
Long-term deferred income tax asset	$7,882	$6,981
Net deferred income tax asset	$7,882	$6,981
Uncertain Tax Positions
The Company has R&D tax credits that approximate $8.0 million that have 20 year carryforwards before expiring. The Company’s R&D tax credits expire in various fiscal years from 2025 to 2038. The Company also has alternative minimum tax credits, which do not expire, approximating $726,000, which are now classified as a receivable due to the repeal of the alternative minimum tax.
As of June 30, 2018, the Company had unrecognized tax benefits of $4.0 million related to its gross R&D tax credits. The unrecognized tax benefits relate to certain R&D tax credits generated from 1997 to 2018.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(in thousands)
Beginning Balance	$3,947	$3,760	$3,446
Additions based on tax positions related to the current year	64	187	314
Ending Balance	$4,011	$3,947	$3,760
The increase from the prior year is due to additional R&D credits that were recorded in 2018 as discussed above. Management does not anticipate any material changes to this amount during the next 12 months.

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

	Fiscal Year Ended (in thousands, except per share information)
	June 30, 2018	July 1, 2017	July 2, 2016
Net income (loss)	$(1,325)	$5,617	$6,533
Weighted average shares outstanding– basic	10,760	10,756	10,710
Effect of dilutive common stock awards	—	161	568
Weighted average shares outstanding – diluted	10,760	10,917	11,278
Net income (loss) per share – basic	$(0.12)	$0.52	$0.61
Net income (loss) per share – diluted	$(0.12)	$0.51	$0.58
Antidilutive SARs not included in diluted earnings per share	—	892	442
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
On July 28, 2017, the Company granted 272,500 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $7.26 and a grant date fair value of $1.89, as of June 30, 2018, 247,500 remain outstanding. The grant date fair value for the awards granted during fiscal year 2018, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of July 28, 2017:

Fiscal Year 2018
July 28, 2017
Expected dividend yield	—%
Risk – free interest rate	1.70%
Expected volatility	29.76%
Expected life	4.00

On October 28, 2016, the Company granted 10,000 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $8.04 and a grant date fair value of $2.30, as of June 30, 2018, 10,000 remain outstanding. The grant date fair value for the awards granted during fiscal year 2017, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of October 28, 2016:

Fiscal Year 2017
October 28, 2016
Expected dividend yield	—%
Risk – free interest rate	1.63%
Expected volatility	33.43%
Expected life	4.00
On July 26, 2016, the Company granted 242,500 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $8.18 and a grant date fair value of $2.42, as of June 30, 2018, 217,500 remain outstanding. The grant date fair value for the awards granted during fiscal year 2017, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of July 26, 2016:

Fiscal Year 2017
July 26, 2016
Expected dividend yield	—%
Risk – free interest rate	0.93%
Expected volatility	36.13%
Expected life	4.00
On July 29, 2015, the Company granted 248,166 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $10.26 and a grant date fair value of $3.65, as of June 30, 2018, 213,333 remain outstanding. The grant date fair value for the awards granted during fiscal year 2016, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of July 29, 2015:

Fiscal Year 2016
July 29, 2015
Expected dividend yield	—%
Risk – free interest rate	1.39%
Expected volatility	43.66%
Expected life	4.00
Subsequent to June 30, 2018, the Company granted 161,250 SARs with a strike price of $8.17 and a grant date fair value of $2.27.
Share-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. Share-based compensation expense for fiscal years ended June 30, 2018, July 1, 2017 and July 2, 2016 was $0.4 million, $0.7 million and $0.8 million, respectively.
The Black-Scholes option valuation model is used by the Company for estimating the fair value of SARs. Option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. Changes in these assumptions can materially affect the fair value estimates.
There were no SARs exercised during fiscal year 2018. The intrinsic value for SARs exercised in fiscal years 2017 and 2016 was $0.4 million and $0.2 million, respectively.
As of June 30, 2018, total unrecognized compensation expense related to nonvested share-based compensation arrangements was approximately $0.5 million. This expense is expected to be recognized over a weighted-average period of 1.63 years.

The following table summarizes the Company’s Options and SARs activity for all plans from June 27, 2015 through June 30, 2018:

	SARs Available For Grant	SARs Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balances, June 27, 2015	855,836	813,831	$2,312	$7.99	2.5
Shares authorized	—			—
SARs granted	(248,166)	248,166		10.26
SARs forfeited	26,999	(26,999)		9.48
SARs exercised	—	(63,333)	165	4.56
Balances, July 2, 2016	634,669	971,665	$339	$8.75	2.4
Shares authorized	—			—
SARs granted	(252,500)	252,500		8.17
SARs forfeited	12,166	(12,166)		8.60
SARs exercised	—	(127,000)	385	4.77
Balances, July 1, 2017	394,335	1,084,999	$—	$9.09	2.3
Shares authorized	—			—
SARs granted	(272,500)	272,500		7.26
SARs forfeited	282,500	(282,500)		7.84
SARs exercised	—	—	—	—
Balances, June 30, 2018	404,335	1,074,999	$79	$8.90	2.3
Exercisable at June 30, 2018		386,666	$—	$9.62	0.7
Additional information regarding SARs outstanding and exercisable as of June 30, 2018, is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs.)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$4.40 – $7.90	247,500	4.1	$7.26	—	$—
7.91 – 9.91	423,333	2.3	8.07	195,833	7.94
9.92 – 11.34	404,166	1.1	10.77	190,833	11.34
$4.40 to $11.34	1,074,999	2.3	$8.90	386,666	$9.62
The Company has defined contribution plans available to U.S. employees who have attained age 21. Company contributions to the plans were approximately $0.8 million, $0.6 million, and $0.6 million during fiscal years 2018, 2017 and 2016, respectively.

9. COMMITMENTS AND CONTINGENCIES
Leases: As of June 30, 2018, July 1, 2017 and July 2, 2016, the Company did not have any property and equipment financed under capital leases. As of June 30, 2018, the Company has operating leases for certain equipment and production facilities, which expire at various dates during the next ten years.
Future minimum payments under non-cancelable operating leases at June 30, 2018, are summarized as follows (in thousands):

Fiscal Years Ending	Operating Leases
2019	$6,387
2020	3,128
2021	2,119
2022	1,385
2023	1,308
Thereafter	4,173
Total minimum lease payments	$18,500
Rental expense under operating leases was approximately $7.1 million, $7.8 million, and $6.6 million during fiscal years 2018, 2017 and 2016, respectively.
Warranty Costs: The Company provides warranties on certain product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. As of June 30, 2018 and July 1, 2017, the reserve for warranty costs was approximately $20,000 and $32,000, respectively.
If actual return rates and/or repair and replacement costs differ significantly from estimates, adjustments to recognize additional cost of sales may be required in future periods. Warranty expense for fiscal years 2018, 2017 and 2016 was related to workmanship claims on keyboards and certain EMS products.
Litigation: During the second quarter of fiscal year 2017, the Company commenced the arbitration process with a former customer related to approximately $9.3 million in inventory purchased and approximately $1.9 million in outstanding receivables that we believed should be reimbursed by this former customer based on the terms of the manufacturing agreement. On September 5, 2018, the Company was awarded $6.7 million following the conclusion of the arbitration proceeding. This event, including all related disposal fees, resulted in an approximately $4.5 million before tax one-time loss to fiscal year 2018. The adverse impact net of taxes on net loss was $3.4 million. The effects of the arbitration proceeding has been included in our consolidated financial position, results of operations or cash flows.
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

10. FAIR VALUE MEASUREMENTS
The Company has adopted ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and expands disclosures about fair value measurements. There are three levels of fair value hierarchy inputs used to value assets and liabilities which include: Level 1 – inputs are quoted market prices for identical assets or liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – inputs are unobservable inputs for the asset or liability. There have been no changes in the fair value methodologies used at June 30, 2018 and July 1, 2017.
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of June 30, 2018 and July 1, 2017 (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Interest rate swaps	$—	$24	$—	$24
Foreign currency forward contracts & swaps	$—	$500	$—	$500
Financial Liabilities:
Foreign currency forward contracts & swaps	$—	$(1,676)	$—	$(1,676)

	July 1, 2017
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts & swaps	—	1,010	—	$1,010
Financial Liabilities:
Interest rate swaps	$—	$(103)	$—	$(103)
Foreign currency forward contracts & swaps	$—	$(5,112)	$—	$(5,112)
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
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at June 30, 2018 and July 1, 2017, reasonably approximate their fair value.
The Company’s long-term debt, which is measured at amortized cost, primarily consists of a revolving line of credit, a term loan and an equipment term loan. These borrowings bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in footnote 4.
As a result of the determinable market rate for our revolving line of credit, term loan and equipment term, they are classified within Level 2 of the fair value hierarchy. Further, the carrying value of each of these instruments reasonably approximates their fair value as of June 30, 2018 and July 1, 2017.

11. DERIVATIVE FINANCIAL INSTRUMENTS
As of June 30, 2018, the Company had outstanding foreign currency forward contracts and swaps with a total notional amount of $46.3 million. The maturity dates for these contracts and swaps extend through March 2020. As of June 30, 2018, the net amount of unrealized loss expected to be reclassified into earnings within the next 12 months is approximately $1.2 million. During the fiscal year ended June 30, 2018, the Company entered into $13.7 million of foreign currency forward contracts and settled $28.1 million of such contracts. During the fiscal year ended July 1, 2017, the Company entered into $6.7 million of foreign currency forward contracts and settled $20.5 million of such contracts. During the fiscal year ended July 2, 2016, the Company entered into $25.9 million of foreign currency forward contracts and settled $21.5 million of such contracts.
As of June 30, 2018, the aggregate notional amount of the Company’s outstanding foreign currency contracts and swaps along with their unrealized gains (losses) are expected to mature as summarized below (in thousands):

Quarter Ending	Notional Contracts and Swaps in MXN	Notional Contracts and Swaps in USD	Estimated Fair Value
September 29, 2018	$90,443	$5,301	$(779)
December 29, 2018	$125,328	$6,746	$(566)
March 30, 2019	$137,944	$6,979	$(273)
June 29, 2019	$142,947	$6,828	$23
September 28, 2019	$148,468	$6,740	$275
December 28, 2019	$152,613	$7,187	$(58)
March 28, 2020	$146,613	$6,553	$203
On October 1, 2014, the Company entered into an interest rate swap contract with an effective date of September 1, 2015 and a termination date of September 3, 2019, with a notional amount of $25.0 million related to the borrowings outstanding under the term loan. The interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counter party a fixed interest rate. The fixed interest rate for the contract is 1.97% that replaces the one month LIBOR rate component of our contractual interest to be paid to WFB as part of our term loan. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the term loan, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. As of June 30, 2018 and July 1, 2017, the remaining notional balance of this swap was $8.5 million and $14.5 million, respectively.
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of June 30, 2018 and July 1, 2017 (in thousands):

		June 30, 2018	July 1, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts & swaps	Other current assets	$23	$—
Foreign currency forward contracts & swaps	Other long-term assets	$477	$1,010
Foreign currency forward contracts & swaps	Other current liabilities	$(1,618)	$(4,226)
Foreign currency forward contracts & swaps	Other long-term liabilities	$(58)	$(886)
Interest rate swaps	Other current assets	$20	$—
Interest rate swaps	Other long-term assets	$4	$—
Interest rate swaps	Other current liabilities	$—	$(81)
Interest rate swaps	Other long-term liabilities	$—	$(22)
The following table summarizes the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the fiscal year 2018 (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 1, 2017	Effective Portion Recorded In AOCI	Tax Rate Effect Reclassification	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of June 30, 2018
Forward contracts & swaps	Cost of sales	$(2,707)	$(1,942)	$(583)	$4,244	$(988)
Interest rate swap	Interest expense	(68)	20	(3)	70	19
Total		$(2,775)	$(1,922)	$(586)	$4,314	$(969)

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
As of June 30, 2018, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our line of credit and foreign currency risk resulting from our China operations. The Company does not currently manage these risk exposures by using derivative instruments.
12. ENTERPRISE-WIDE DISCLOSURES
Operating segments are defined in ASC Topic 280, Segment Reporting as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of June 30, 2018, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services as this is the only discrete financial information that is regularly reviewed by the chief operating decision maker. This segment provides integrated electronic and mechanical engineering, assembly, sourcing and procurement, logistics, and new product testing for our customers.
Products and Services
Of the revenues for the years ended June 30, 2018, July 1, 2017, and July 2, 2016, EMS sales and services were $445.8 million, $466.6 million and $483.3 million, respectively. Keyboard sales for the years ended June 30, 2018, July 1, 2017, and July 2, 2016 were $0.5 million, $1.2 million and $1.7 million, respectively.
Geographic Areas
Net sales and long-lived assets (property, plant, and equipment) by geographic area for the years ended and as of June 30, 2018, July 1, 2017 and July 2, 2016 are summarized in the following table. Net sales set forth below are based on the shipping destination. Long-lived assets information is based on the physical location of the asset.

	Fiscal Year Ended
	(in thousands)
	2018	2017	2016
Geographic net sales:
Domestic (U.S.)	$329,230	$361,886	$347,552
Foreign	117,092	105,911	137,413
Total	$446,322	$467,797	$484,965

Long-lived assets:
United States	$7,454	$8,988	$11,406
Mexico	19,395	20,878	15,756
China	699	630	763
Total	$27,548	$30,496	$27,925

Percentage of net sales made to customers located in the following countries:

	Fiscal Year Ended
	2018	2017	2016
United States	74%	77%	72%
China	24	19	15
Canada	—	1	7
Other foreign countries (a)	2	3	6
Total	100%	100%	100%
(a) No other individual foreign country accounted for 10% or more of the foreign sales in fiscal years 2018, 2017 or 2016.
Significant Customers
The percentage of net sales to and trade accounts receivables from significant customers were as follows:

	Percentage of Net Sales Fiscal Year			Percentage of Trade Accounts Receivable Fiscal Year
	2018	2017	2016	2018	2017
Customer A	19%	18%	18%	17%	30%
Customer B	*	*	*	12%	10%
Customer C	*	*	*	10%	*
* Current customer amount represents less than 10%.

13. QUARTERLY FINANCIAL DATA (Unaudited)

	Fiscal Year Ended June 30, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$109,217	$111,725	$108,352	$117,028
Gross profit	7,845	8,800	8,155	9,369
Income before income taxes	570	1,035	123	(3,170)
Net income (loss)	432	(224)	644	(2,177)
Net income (loss) per share - basic	$0.04	$(0.02)	$0.06	$(0.20)
Net income (loss) per share - diluted	$0.04	$(0.02)	$0.06	$(0.20)
Weighted average shares outstanding
Basic	10,760	10,760	10,760	10,760
Diluted	10,760	10,760	10,760	10,760

	Fiscal Year Ended July 1, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$117,135	$118,517	$113,601	$118,544
Gross profit	9,709	9,612	9,139	9,840
Income before income taxes	2,201	1,995	1,283	1,777
Net income	1,792	1,528	961	1,336
Net income per share - basic	$0.17	$0.14	$0.09	$0.12
Net income per share - diluted	$0.16	$0.14	$0.09	$0.12
Weighted average shares outstanding
Basic	10,748	10,758	10,759	10,760
Diluted	10,922	10,968	10,957	10,856

14. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company recorded goodwill in connection with the Ayrshire and Sabre acquisitions resulting primarily from the synergies that resulted from the Company's acquisitions and the assembled workforce. The goodwill is not amortized for financial accounting purposes. The goodwill from the acquisitions is not deductible for tax purposes. As of June 30, 2018 and July 1, 2017, goodwill was recorded at $10.0 million.
The components of acquired intangible assets are as follows (in thousands):

	June 30, 2018
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Non-Compete Agreements	3 - 5	$568	$(568)	$—
Customer Relationships	10	4,803	(2,071)	2,732
Favorable Lease Agreements	4 - 7	2,941	(1,947)	994
Total		$8,312	$(4,586)	$3,726

	July 1, 2017
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Non-Compete Agreements	3 - 5	$568	$(483)	$85
Customer Relationships	10	4,803	(1,590)	3,213
Favorable Lease Agreements	4 - 7	2,941	(1,439)	1,502
Total		$8,312	$(3,512)	$4,800
Amortization expense related to intangible assets was approximately $1.1 million for the years ended June 30, 2018 and July 1, 2017, respectively.
Aggregate amortization expense related to existing intangible assets by fiscal year is currently estimated to be as follows (in thousands):

Fiscal Years Ending	Amount
2019	$818
2020	783
2021	784
2022	531
2023	480
Thereafter	330
Total amortization expense	$3,726
15. SUBSEQUENT EVENT
On September 5, 2018, the Company was awarded $6.7 million following the conclusion of a previously disclosed arbitration proceeding, which the Company commenced in the second fiscal quarter of fiscal year 2017. This award resolved a dispute with a former customer involving approximately $9.3 million in inventory purchased and approximately $1.9 million in outstanding accounts receivables and other related fees and costs that the Company believed to be reimbursable. This event, including all related disposal fees, resulted in an approximately $4.5 million before tax one-time loss to fiscal year 2018. The adverse impact net of taxes on net loss was $3.4 million.

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

Item 9A:	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our Company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of June 30, 2018, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2018. This assessment was based on the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of June 30, 2018, the Company’s internal control over financial reporting is effective based on that criteria.
The effectiveness of the Company's internal control over financial reporting as of June 30, 2018 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during our fourth fiscal quarter ended June 30, 2018 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Key Tronic Corporation
Spokane Valley, Washington

We have audited Key Tronic Corporation’s (the “Company’s”) internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of June 30, 2018 and July 1, 2017, the related consolidated statements of income (loss), comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and schedule and our report dated September 10, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
Spokane, Washington
September 10, 2018

Item 9B:	OTHER INFORMATION
None
PART III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
Information on the nominees for election as Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2018 fiscal year.
Executive Officers of the Registrant
This information is included in a separate item captioned “Executive Officers of the Registrant” in Item 1 of Part 1 of this report pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
Compliance with Section 16(a) of the Exchange Act:
Incorporated by reference to Key Tronic Corporation’s 2018 Proxy Statement to Shareholders.
Code of Conduct
The Board of Directors has adopted a written Code of Conduct which applies to its directors and employees, including its executive officers. The Code of Conduct is available on the Company’s website at www.keytronic.com. The Company intends to disclose on its website any amendments to or waivers of the Code of Conduct.

Item 11:	EXECUTIVE COMPENSATION
Information appearing under the caption “Executive Compensation” in the Company’s 2018 Proxy Statement is incorporated herein by this reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of June 30, 2018.
EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	1,074,999	$8.90	404,335
Equity compensation plans not approved by security holders	—	$—	—
Total	1,074,999	$8.90	404,335

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

Information under the caption “Beneficial Ownership of Securities” in the Company’s 2018 Proxy Statement is incorporated herein by this reference.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the caption “Related Person Transactions”, “Compensation Committee Interlocks and Insider Participation”, and “Directors’ Independence” in the Company’s 2018 Proxy Statement is incorporated herein by this reference.

Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information appearing under the caption “Principal Accountant Fees and Services” in the Company’s 2018 Proxy Statement is incorporated herein by this reference.
PART IV

Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. FINANCIAL STATEMENTS

2. SCHEDULES

II. Consolidated Valuation and Qualifying Accounts	66
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

10.39	Announcement of contract awarded with SkyBell Technologies, a global leader in patented Wi-Fi video doorbell technology incorporated by reference to the Company’s Form 8-K filed May 1, 2018

10.40*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2019 and Fiscal Years 2019 – 2021 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 2, 2018

10.41	Announcement of award of $6.7 million following the conclusion of a previously disclosed arbitration proceeding incorporated by reference to the Company's Form 8-K filed September 5, 2018

21	Subsidiaries of Registrant, submitted herewith

23.1	Consent of Independent Registered Public Accounting Firm, submitted herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, submitted herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, submitted herewith

32.1	Section 1350 Certification of Chief Executive Officer, submitted herewith

32.2	Section 1350 Certification of Chief Financial Officer, submitted herewith

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Management contract or compensatory plan or arrangement

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SCHEDULE II
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED JUNE 30, 2018, JULY 1, 2017, AND JULY 2, 2016

	Fiscal Year Ended
	2018	2017	2016
	(in thousands)
Allowance for Obsolete Inventory
Balance at beginning of year	$1,306	$1,113	$417
Provisions	31	496	757
Dispositions	121	(303)	(61)
Balance at end of year	$1,458	$1,306	$1,113
Allowance for Doubtful Accounts
Balance at beginning of year	$84	$135	$97
Provisions (Recovery)	(84)	(10)	38
Write-offs	—	(41)	—
Balance at end of year	$—	$84	$135

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 10, 2018

KEY TRONIC CORPORATION

By:	/s/ Craig D. Gates
Craig D. Gates, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Craig D. Gates	September 10, 2018
Craig D. Gates	Date
Director and President and Chief Executive Officer (Principal Executive Officer)

/s/ Brett R. Larsen	September 10, 2018
Brett R. Larsen	Date
Executive Vice President of Administration, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Ronald F. Klawitter	September 10, 2018
Ronald F. Klawitter, Director	Date

/s/ James R. Bean	September 10, 2018
James R. Bean, Director	Date

/s/ Yacov A. Shamash	September 10, 2018
Yacov A. Shamash, Director	Date

/s/ Patrick Sweeney	September 10, 2018
Patrick Sweeney, Director and Chairman of the Board	Date