Form 10-Q
period 2018-09-29
KEY TRONIC CORP
filed 2018-11-08
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED SEPTEMBER 29, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2018, 10,759,680 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” “KeyTronicEMS” and “KeyTronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 29, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,359	$343
Trade receivables	64,599	70,262
Contract assets	16,772	—
Inventories, net	99,534	110,315
Other	17,026	13,600
Total current assets	199,290	194,520
Property, plant and equipment, net	27,606	27,548
Other assets:
Deferred income tax asset	7,145	7,882
Goodwill	9,957	9,957
Other intangible assets, net	3,496	3,726
Other	3,490	2,895
Total other assets	24,088	24,460
Total assets	$250,984	$246,528
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,583	$76,198
Accrued compensation and vacation	7,199	8,105
Current portion of debt, net	5,841	5,841
Other	6,977	8,769
Total current liabilities	97,600	98,913
Long-term liabilities:
Term loans	11,472	12,932
Revolving loan	18,170	16,222
Other long-term obligations	322	380
Total long-term liabilities	29,964	29,534
Total liabilities	127,564	128,447
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,760 and 10,760 shares, respectively	46,412	46,244
Retained earnings	74,928	72,806
Accumulated other comprehensive gain (loss)	2,080	(969)
Total shareholders’ equity	123,420	118,081
Total liabilities and shareholders’ equity	$250,984	$246,528
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	September 29, 2018	September 30, 2017
Net sales	$127,472	$109,217
Cost of sales	117,939	101,372
Gross profit	9,533	7,845
Research, development and engineering expenses	1,700	1,510
Selling, general and administrative expenses	5,288	5,171
Total operating expenses	6,988	6,681
Operating income	2,545	1,164
Interest expense, net	677	594
Income before income taxes	1,868	570
Income tax provision	275	138
Net income	$1,593	$432
Net income per share — Basic	$0.15	$0.04
Weighted average shares outstanding — Basic	10,760	10,760
Net income per share — Diluted	$0.15	$0.04
Weighted average shares outstanding — Diluted	10,979	10,760
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended
	September 29, 2018	September 30, 2017
Comprehensive income:
Net income	$1,593	$432
Other comprehensive income:
Unrealized gain on hedging instruments, net of tax	3,049	1,012
Comprehensive income	$4,642	$1,444
Other comprehensive income for the three months ended September 29, 2018 and September 30, 2017, is reflected net of tax expense of approximately $0.8 million and $0.5 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Three Months Ended
	September 29, 2018	September 30, 2017
Operating activities:
Net income	$1,593	$432
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,913	1,964
Amortization of deferred loan costs	8	8
Provision for obsolete inventory	13	8
Provision for warranty	12	11
Recovery of doubtful accounts	—	(84)
Loss on disposal of assets	2	12
Share-based compensation expense	168	104
Deferred income taxes	(263)	(569)
Changes in operating assets and liabilities:
Trade receivables	(2,997)	7,542
Contract assets	(4,866)	—
Cash received from arbitration settlement	6,684	—
Inventories	(442)	(4,076)
Other assets	(1,703)	(4,575)
Accounts payable	1,385	3,584
Accrued compensation and vacation	(906)	(2,440)
Other liabilities	(280)	(580)
Cash provided by operating activities	321	1,341
Investing activities:
Purchase of property and equipment	(1,674)	(1,287)
Proceeds from sale of fixed assets	—	981
Cash receipts from deferred purchase price of factored receivables	1,893	1,378
Cash provided by investing activities	219	1,072
Financing activities:
Payment of financing costs	(4)	(6)
Repayments of long term debt	(1,468)	(1,468)
Borrowings under revolving credit agreement	51,856	43,387
Repayments of revolving credit agreement	(49,908)	(43,722)
Cash provided by (used in) financing activities	476	(1,809)
Net increase in cash and cash equivalents	1,016	604
Cash and cash equivalents, beginning of period	343	373
Cash and cash equivalents, end of period	$1,359	$977
Non-cash investing activities:
Beneficial interest in transferred receivables	(1,976)	(2,128)
Supplemental cash flow information:
Interest payments	$685	$545
Income tax payments (refunds), net of refunds	$(226)	$483
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, June 30, 2018	10,760	$46,244	$72,806	$(969)	$118,081
Net income	—	—	1,593	—	1,593
ASC 606 Opening Balance Sheet Adjustment	—	—	529	—	529
Unrealized gain on hedging instruments, net	—	—	—	3,049	3,049
Share-based compensation	—	168	—	—	168
Balances, September 29, 2018	10,760	$46,412	$74,928	$2,080	$123,420
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarters ended September 29, 2018 and September 30, 2017, were both 13 week periods. Fiscal year 2019 will end on June 29, 2019, which is a 52 week year. Fiscal year 2018 which ended on June 30, 2018, was also a 52 week year.

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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606) (also referred to as Accounting Standard Codification 606 (“ASC 606”). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Additionally, disclosures required for revenue recognition will include qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from costs to obtain or fulfill a contract. Such disclosures are more extensive than what is required under existing GAAP. The Company adopted the standard on July 1, 2018 using the modified retrospective approach by applying the guidance to all open contracts at the adoption date and has implemented revised accounting policies, new operational and financial reporting processes, enhanced systems capabilities and relevant internal controls. As part of adopting ASC 606, revenue for certain customer contracts where the Company is manufacturing products for which there is no alternative use and the Company has an enforceable right to payment including a reasonable profit for work-in-progress inventory will be recognized over time instead of upon shipment of products. In addition to the following disclosures, footnote 13 provides further disclosures required by the new standard.

The cumulative effect of change made to our July 1, 2018 consolidated balance sheet for the adoption of ASC 606 was as follows:

Consolidated Balance Sheet
	Impact of Adopting ASC 606
	(Unaudited, in thousands)
	Balance at June 30, 2018	Adjustments	Balance at July 1, 2018
ASSETS
Contract assets	—	11,906	11,906
Inventories	110,315	(11,210)	99,105
Deferred income tax asset	7,882	(167)	7,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
Retained earnings	72,806	529	73,335
The following tables summarize the impacts of ASC 606 adoption on the Company’s consolidated balance sheets and consolidated statements of income:

Consolidated Balance Sheet
As of September 29, 2018
	Impact of Adopting ASC 606
	(Unaudited, in thousands)
	September 29, 2018	606 Adjustment	Balance without 606 Adoption
ASSETS
Contract assets	16,772	(16,772)	—
Inventories	99,534	16,154	115,688
Deferred income tax asset	7,145	167	7,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Retained earnings	74,928	451	75,379

Consolidated Statement of Income
Three months ended September 29, 2018
	Impact of Adopting ASC 606
	(Unaudited, in thousands)
	September 29, 2018	606 Adjustment	Balance without 606 Adoption

Net sales	127,472	4,865	122,607
Cost of sales	117,939	4,944	112,995
Gross profit	9,533	(79)	9,612
Net income	1,593	(79)	1,672
Revenue and gross profit, as reported, for the period ended September 29, 2018 was approximately $127.5 million and $9.5 million, respectively. This reflects the adoption of ASC 606 as revenue would have been approximately $4.9 million less and gross profit $79,000 more without ASC 606 adoption. This is primarily due to the change from 'point-in-time' to 'over-time' recognition as the standard requires. There was not a material tax impact for the three months ended September 29, 2018 from adopting ASC 606.

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
In August 2016, the FASB issued Accounting Standards Update 2016-15, Classification of Certain Cash Receipts and Cash Payments. The update is intended to provide guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. Under the guidance, cash receipts from the deferred purchase price of the Company's factored receivables will be classified as cash flows from investing activities instead of the Company's former presentation as cash flows from operations. The Company adopted the guidance during the first quarter of fiscal year 2019 and retrospectively adjusted cash flows from operating and investing activities for three-month period ended September 29, 2018 and September 30, 2017; respectively. Upon adoption of the standard, the Company recorded $1.9 million of cash receipts on the deferred purchase price from receivables factored by the Company during the three-months ended September 29, 2018, and reclassified $1.4 million of cash receipts on the deferred purchase price from receivables factored by the Company for the three months end September 30, 2017, from cash flows from operating activities to cash flows from investing activities.
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
In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation - Stock Compensation. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company adopted the new guidance during the first quarter of fiscal year 2019 and the result had an immaterial impact on its consolidated financial statements.
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

3.	Inventories
The components of inventories consist of the following (in thousands):

	September 29, 2018	June 30, 2018
Finished goods	$9,507	$14,927
Work-in-process	16,966	22,254
Raw materials and supplies	73,061	73,134
	$99,534	$110,315
As a result of the adoption of ASC 606, amounts that would have been reported as inventory under prior guidance are now included in contract assets on the Consolidated Balance Sheet as disclosed in footnote 2. As a result of this accounting change, finished goods as of September 29, 2018 are $8.3 million less than they would have been had we not adopted ASC 606 and work-in-process inventory as of September 29, 2018 is $7.9 million less than they would have been had we not adopted ASC 606. The comparative information as of June 30, 2018, has not been restated and continues to be reported under the accounting standards in effect at that time.

4.	Long-Term Debt
On September 30, 2018, the Company entered into a Fourth amendment to the amended and restated credit agreement to extend the maturity date to August 31, 2021 on the term loan in the amount of $35.0 million that was used to acquire all of the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics). The term loan requires quarterly payments of $1.25 million through June 15, 2021, with a final payment of the remaining outstanding balance on August 31, 2021. The Company had an outstanding balance of $15.0 million and $16.3 million under the term loan as of September 29, 2018 and June 30, 2018, respectively.
On August 6, 2015, the Company entered into a First Amendment to the amended and restated credit agreement extending the limit on our line of credit facility to $45.0 million as evidenced by the Second Replacement Revolving Note. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes. The line of credit is secured by substantially all of the assets of the Company. On September 30, 2018, the Company entered into a Fourth amendment to the amended and restated credit agreement to extend the maturity date to November 1, 2023, at which time all outstanding balances are payable. As of September 29, 2018, the Company had an outstanding balance under the credit facility of $18.2 million, $0.4 million in outstanding letters of credit and $26.4 million available for future borrowings. As of June 30, 2018, the Company had an outstanding balance under the credit facility of $16.2 million, $0.4 million in outstanding letters of credit and $28.4 million available for future borrowings.
On December 28, 2016, the Company entered into an equipment term loan agreement in the amount of $3.9 million in order to further invest in production equipment. The equipment term loan is collateralized by production equipment. Under this loan agreement, equal quarterly payments of approximately $0.2 million commenced on March 31, 2017 and will continue through the maturity of the equipment term loan on June 30, 2021. Amortization of the debt issuance costs is reported as interest expense on the consolidated income statement. As of September 29, 2018, the Company had an outstanding balance of $2.4 million. As of June 30, 2018, the Company had an outstanding balance of $2.6 million. The Company has available an additional $2.1 million which can be borrowed in the future under this agreement.
Borrowings under the revolving line of credit, term loan and equipment term loan bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 1.75%, LIBOR plus 2.00%, or LIBOR plus 2.25% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The interest rates on outstanding debt as of September 29, 2018 range from 4.07% - 5.25% compared to 4.09% - 5.00% as of June 30, 2018.

Debt maturities as of September 29, 2018 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2019 (1)	$4,403
2020	5,871
2021	5,871
2022	1,250
2023	—
Thereafter	18,170
Total debt	$35,565
Unamortized debt issuance costs	$(82)
Long-term debt, net of debt issuance costs	$35,483
(1) Represents scheduled payments for the remaining nine-month period ending June 29, 2019.
The Company must comply with certain financial covenants, including a cash flow leverage ratio, an asset coverage ratio, and a fixed charge coverage ratio. The credit agreement requires the Company to maintain a minimum profit threshold, limits the maximum capital lease expenditures and restricts the Company from declaring or paying dividends in cash or stock without prior bank approval. The Company was not in compliance with all financial covenants as of June 30, 2018 due to the loss recognized by the arbitration settlement. However, the Company obtained a waiver from Wells Fargo Bank with respect to the noncompliance as of June 30, 2018. The Company was in compliance with all financial covenants as of September 29, 2018.

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
Total accounts receivables sold during the three months ended September 29, 2018 and September 30, 2017 was approximately $22.2 million and $28.0 million, respectively. Accounts receivables sold and not yet collected were $2.0 million and $2.0 million as of September 29, 2018 and June 30, 2018, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. Cash receipts related to the deferred purchase price from receivables factored by the Company is reflected as cash provided by investing activities.

6.	Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act reduced Federal corporate tax rates effective January 1, 2018 and changed certain other provisions, many of which were not effective until fiscal year 2019.
As a result of the change of the U.S. tax system under the Tax Act from a global to a territorial model, a deemed one-time repatriation of all accumulated earnings and profits (AE&P) in Mexico and China occurred on December 31, 2017. For purposes of calculating the toll tax associated with this deemed repatriation, AE&P pools are stratified into two asset categories, subjected to certain allowable deductions and then the net amounts are subjected to the toll tax (15.5% for cash/cash equivalents and 8% for illiquid assets). Management has previously relied upon estimates of AE&P and the related tax pools in Mexico and China in order to calculate the amount of foreign earnings that may potentially be repatriated and the resulting potential U.S. tax liability (see further discussion below). Management has undertaken formal studies of the AE&P and tax pools in both Mexico and China and increased its provisional calculation of the toll tax liability in the fourth quarter of fiscal year 2018.

Compliance with the 2017 Tax Act will require significant complex computations not previously required by U.S. tax law. It is unclear how certain provisions of the 2017 Tax Act will be applied absent further legislative, regulatory, or accounting clarification and guidance. Also, on December 22, 2017, the staff of the SEC issued Staff Accounting Bulletin No. 118 (“SAB No. 118”). SAB No. 118 provides guidance on accounting for the tax effects of the 2017 Tax Act and allows registrants to record provisional amounts for a period of up to one year from the date of enactment of the 2017 Tax Act. We expect to refine and complete the accounting for the 2017 Tax Act during the second quarter of fiscal year 2019 as we finalize the formal AE&P and tax pools studies and as additional legislative, regulatory, and accounting guidance and interpretations become available.
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
A similar analysis was conducted with anticipated future repatriations in Mexico. Under Mexican tax law, any previously taxed earnings from before 2014 (“CUFIN”) are not subject to withholding when monies are repatriated to another country. Based on management’s estimated future repatriations from Mexico and based on the estimated AE&P in Mexico as of December 31, 2013, no withholding tax liability has been recognized as of September 29, 2018. If, in the future, estimated future repatriations exceed CUFIN, the Company will be required to recognize a withholding tax as a deferred tax liability at that time. Similar to China, this withholding would not be creditable and would be a direct cost associated with the actual repatriation.
The Company expects to repatriate a portion of its foreign earnings based on increased net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $15.1 million of foreign earnings in the future. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
The Company has available approximately $8.2 million of gross federal research and development tax credits as of September 29, 2018. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of September 29, 2018, the Company has recorded $4.0 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $4.2 million.

7.	Earnings Per Share
The following table presents a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except per share information)
	September 29, 2018	September 30, 2017
Net income	$1,593	$432
Weighted average shares outstanding—basic	10,760	10,760
Effect of dilutive common stock awards	219	—
Weighted average shares outstanding—diluted	10,979	10,760
Net income per share—basic	$0.15	$0.04
Net income per share—diluted	$0.15	$0.04
Antidilutive SARs not included in diluted earnings per share	793	1,140

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
The grant date fair value for the awards granted below were estimated using the Black Scholes option valuation method:

	July 27, 2018	July 28, 2017
SARs Granted	161,250	272,500
Strike Price	$8.17	$7.26
Fair Value	$2.27	$1.89
Total share-based compensation expense recognized during the three months ended September 29, 2018 and September 30, 2017 was approximately $168,000 and $104,000, respectively. As of September 29, 2018, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.7 million. This expense is expected to be recognized over a weighted average period of 2.07 years. No SARs were exercised during the three months ended September 29, 2018 or September 30, 2017.

9.	Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $18,000 as of September 29, 2018 and $20,000 as of June 30, 2018, respectively.

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
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of September 29, 2018 and June 30, 2018 (in thousands):

	September 29, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Interest rate swaps	$—	$24	$—	$24
Foreign currency forward contracts & swaps	$—	$2,801	$—	$2,801
Financial Liabilities:
Foreign currency forward contracts & swaps	$—	$(94)	$—	$(94)

	June 30, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Interest rate swaps	$—	$24	$—	$24
Foreign currency forward contracts & swaps	$—	$500	$—	$500
Financial Liabilities:
Foreign currency forward contracts & swaps	$—	$(1,676)	$—	$(1,676)

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
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at September 29, 2018 and June 30, 2018, reasonably approximate their fair value. The Company’s long-term debt, which is measured at amortized cost, primarily consists of a revolving line of credit, a term loan and an equipment term loan. These borrowings bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in footnote 4.
As a result of the determinable market rates for our revolving line of credit, term loan and equipment term loan, they are classified within Level 2 of the fair value hierarchy. Further, the carrying value of each of these instruments reasonably approximates their fair value as of September 29, 2018 and June 30, 2018.

11. Derivative Financial Instruments
As of September 29, 2018, the Company had outstanding foreign currency forward contracts and swaps with a total notional amount of $41.0 million. The maturity dates for these contracts and swaps extend through March 2020. For the three months ended September 29, 2018, the Company did not enter into any foreign currency forward contracts and settled $5.3 million of such contracts. During the same period of the previous year, the Company did not enter into foreign currency forward contracts and settled $5.4 million of such contracts.
As of September 29, 2018, the aggregate notional amount of the Company’s outstanding foreign currency contracts and swaps along with their unrealized gains (losses) are expected to mature as summarized below (in thousands):

Quarter Ending	Notional Contracts and Swaps in MXN	Notional Contracts and Swaps in USD	Estimated Fair Value
December 29, 2018	$125,328	$6,746	$(94)
March 30, 2019	$137,944	$6,979	$240
June 29, 2019	$142,947	$6,828	$546
September 28, 2019	$148,468	$6,740	$811
December 28, 2019	$152,613	$7,187	$484
March 28, 2020	$146,613	$6,553	$720
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
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of September 29, 2018 and June 30, 2018 (in thousands):

		September 29, 2018	June 30, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts & swaps	Other current assets	$1,597	$23
Foreign currency forward contracts & swaps	Other long-term assets	$1,204	$477
Foreign currency forward contracts & swaps	Other current liabilities	$(94)	$(1,618)
Foreign currency forward contracts & swaps	Other long-term liabilities	$—	$(58)
Interest rate swap	Other current assets	$24	$20
Interest rate swap	Other long-term assets	$—	$4

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended September 29, 2018 and September 30, 2017, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 30, 2018	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of September 29, 2018
Forward contracts & swaps	Cost of sales	$(988)	$2,515	$534	$2,061
Interest rate swap	Interest expense	19	2	(2)	19
Total		$(969)	$2,517	$532	$2,080

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 1, 2017	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of September 30, 2017
Forward contracts & swaps	Cost of sales	$(2,707)	$(122)	$1,114	$(1,715)
Interest rate swap	Interest expense	(68)	(9)	29	(48)
Total		$(2,775)	$(131)	$1,143	$(1,763)
As of September 29, 2018, the net amount of unrealized gain expected to be reclassified into earnings within the next 12 months is approximately $1.2 million. As of September 29, 2018, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

12.	Goodwill and Other Intangible Assets
The Company recorded goodwill in connection with the Ayrshire and Sabre acquisitions resulting primarily from the synergies that resulted from the Company’s acquisitions and the assembled workforce. The goodwill is not amortized for financial accounting purposes. The goodwill from the acquisitions is not deductible for tax purposes.
During the three months ended September 29, 2018 and September 30, 2017, no impairment was recognized. Goodwill was recorded at $10.0 million as of September 29, 2018 and June 30, 2018.
The components of acquired intangible assets are as follows (in thousands):

	September 29, 2018
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Customer Relationships	10	4,803	(2,191)	2,612
Favorable Lease Agreements	4 - 7	2,941	(2,057)	884
Total		$7,744	$(4,248)	$3,496

	June 30, 2018
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(568)	$—
Customer Relationships	10	4,803	(2,071)	2,732
Favorable Lease Agreements	4 - 7	2,941	(1,947)	994
Total		$8,312	$(4,586)	$3,726
Amortization expense was approximately $230,000 and $277,000 for the three months ended September 29, 2018 and September 30, 2017, respectively.
Aggregate amortization expense relative to existing intangible assets by fiscal year is currently estimated to be as follows (in thousands):

Fiscal Years Ending	Amount
2019 (1)	588
2020	783
2021	784
2022	531
2023	480
Thereafter	330
Total amortization expense	$3,496
(1) Represents estimated amortization for the remaining nine-month period ending June 29, 2019.

13.	Revenue
Revenue Recognition
The Company specializes in services ranging from product manufacturing to engineering and tooling services. The first step in its process for revenue recognition is to identify the contract with a customer. A contract is defined as an agreement between two or more parties that creates enforceable rights and obligations. A contract can be written, oral, or implied. The Company generally enters into manufacturing service agreements (“MSA”) with its customers that outlines the terms of the business relationship between the customer and the Company. This includes matters such as warranty, indemnification, transfer of title and risk of loss, liability for excess and obsolete inventory, pricing, payment terms, etc. The Company will also bid on a program-by-program basis for customers in which an executed MSA may not be in place. In these instances, as well as when we have an MSA in place, we receive customer purchase orders for specific quantities and timing of products. As a result, the Company considers its contract with a customer to be the combination of the MSA and the purchase order. The transaction price is fixed and set forth in each purchase order. In the Company's normal course of business, there are no variable pricing components, or material amounts refunded to customers in the form of refunds or rebates.
The Company assesses whether control of the product or services promised under the contract is transferred to the customer at a point in time (shipment) or over time (as we manufacture the product). The Company is first required to evaluate whether its contracts meet the criteria for 'over-time' or 'point-in-time' recognition. The Company has determined that for the majority of its contracts the Company is manufacturing products for which there is no alternative use due to the unique nature of the customer-specific product, IP and other contract restrictions. The Company has an enforceable right to payment including a reasonable profit for performance completed to date with respect to these contracts. As a result, revenue is recognized under these contracts 'over-time' based on the input cost-to-cost method as it better depicts the transfer of control. This input method is based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, such as manufacturing contracts for which the terms do not provide an enforceable right to payment for performance completed to date, the Company recognizes revenue when it has transferred control of the related manufactured products which generally occurs upon shipment to the customer. Revenue from engineering services is recognized over time as the services are performed.
The Company’s typical payment terms are 30 to 45 days and its sales arrangements do not contain any significant financing component for its customers.
The Company generally provides a warranty for workmanship on its manufacturing contracts. Historically, the amount of returns for workmanship issues has been de minimis under the Company’s warranties.
The Company elected to not disclose information about remaining performance obligations as they are part of contracts that that have expected durations of one year or less.
During the first quarter of fiscal 2019, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional. The following table summarizes the activity in the Company’s contract assets during the three months ended September 29, 2018 (in thousands):

Contract Assets
Beginning balance, June 30, 2018	—
Cumulative effect adjustment at July 1, 2018	11,906
Revenue recognized	121,516
Amounts collected or invoiced	(116,650)
Ending balance, September 29, 2018	16,772

Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three months ended September 29, 2018 (in thousands):

Recognition	EMS Revenue
Over-Time	$121,516
Point-in-Time	$5,956
Total	$127,472

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
Executive Summary
For the first quarter of fiscal year 2019, Key Tronic reported total revenue of $127.5 million, up from $117.0 million in the prior quarter and from $109.2 million in the same period of fiscal year 2018. We adopted the new revenue recognition standard, ASU 2014-09 Revenue from Contracts with Customers (Topic 606), beginning July 1, 2018. The impact related to the adoption of this standard for the first quarter of fiscal 2019 includes the accelerated recognition of approximately $4.9 million in revenue primarily due to the change from ‘point-in-time’ to ‘over-time’ recognition for certain customers as the standard requires. Excluding this benefit, revenue for the first quarter of fiscal 2019 increased 5% from the prior quarter and 12% from the same period of fiscal year 2018.
For the first quarter of fiscal 2019, our new programs including Skybell Technologies, continued to ramp despite the continued industry-wide supply chain shortages for key components that hampered our growth. The first quarter results were also adversely impacted by rising utility and labor costs in Mexico. However, we continued to win new business from EMS competitors, including new programs involving industrial motion control products, power metering, and fire protection systems.
Moving into the second quarter of fiscal year 2019, although we continue to face industry-wide supply chain issues and increased production costs, we are making significant investments in new equipment and processes to be more productive in both our Mexico and U.S. facilities in anticipation of future growth. Although the details of the tariff situation remain unclear, it seems highly probable that the final outcome will be favorable for our U.S. and Mexican operations. Additionally, customers utilizing our facility in China, who are considering moving their business back to North America, are finding our centralized systems and controls to be highly advantageous. For these customers, a move back to our facilities in Mexico or the U.S. can be easily implemented.
The concentration of our top three customers’ net sales increased to 36.6 percent of total sales in the first quarter of fiscal year 2019 from 36.3 percent in the same period of the prior fiscal year. The Company notes the concentration of our top three customers’ net sales without the adoption of ASC 606, decreased to 34.0 percent from 36.3 percent in the same period of the prior fiscal year.

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
Gross profit as a percent of net sales was 7.5 percent for the first quarter of fiscal year 2019 as compared to 7.2 percent for the same quarter of the prior fiscal year. The increase in gross profit as a percentage of net sales was due to higher net sales during the quarter.
Operating income as a percentage of net sales was 2.0 percent and 1.1 percent for the first quarter of fiscal year 2019 and the first quarter of the prior fiscal year, respectively. The increase in operating income as a percentage of net sales was primarily driven by the increase in net sales partially offset by the rising utility costs in Mexico.
Net income for the first quarter of fiscal year 2019 was $1.6 million or $0.15 per share, as compared to net income of $0.4 million or $0.04 per share for the first quarter of fiscal year 2018. The increase in net income for the first quarter of fiscal year 2019 as compared to the same period in fiscal year 2018, was primarily attributable to an increase in net sales.
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
For the second quarter of fiscal year 2019, the Company expects to report revenue in the range of $120 million to $125 million. These expected results assume an effective tax rate of 20% in the quarter. Future results will depend on actual levels of customers’ orders and the timing of the startup of production of new product programs.
We maintain a strong balance sheet with a current ratio of 2.0 and a debt to equity ratio of 0.3 as of September 29, 2018. Total cash provided by operating activities as defined on our cash flow statement was $0.3 million for the three months ended September 29, 2018. We maintain sufficient liquidity for our expected future operations and had $18.2 million in borrowings on our $45.0 million revolving line of credit with Wells Fargo Bank, N.A. of which $26.4 million remained available at September 29, 2018. We believe cash flows generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.

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
Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended June 30, 2018, for further details. There were no changes to our accounting policies other than the adoption of ASC 606 as follows:
Revenue Recognition
Refer to footnote 2 Significant Accounting Policies and footnote 13 Revenue for critical accounting policies related to the adoption of ASC 606.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 29, 2018 with the Three Months Ended September 30, 2017
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended September 29, 2018 as compared to the three months ended September 30, 2017. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	September 29, 2018	% of net sales	September 30, 2017	% of net sales	$ change	% point change
Net sales	$127,472	100.0%	$109,217	100.0%	$18,255	—%
Cost of sales	117,939	92.5%	101,372	92.8%	16,567	(0.3)%
Gross profit	9,533	7.5%	7,845	7.2%	1,688	0.3%
Research, development and engineering	1,700	1.3%	1,510	1.4%	190	(0.1)%
Selling, general and administrative	5,288	4.1%	5,171	4.7%	117	(0.6)%
Total operating expenses	6,988	5.4%	6,681	6.1%	307	(0.7)%
Operating income	2,545	2.0%	1,164	1.1%	1,381	0.9%
Interest expense, net	677	0.5%	594	0.5%	83	—%
Income before income taxes	1,868	1.5%	570	0.5%	1,298	1.0%
Income tax provision	275	0.2%	138	0.1%	137	0.1%
Net income	$1,593	1.2%	$432	0.4%	$1,161	0.8%
Effective income tax rate	14.7%		24.2%
Net Sales
Net sales of $127.5 million for the first quarter of fiscal year 2019 increased by 16.7 percent as compared to net sales of $109.2 million for the first quarter of fiscal year 2018.
The $18.3 million increase in net sales from the prior year period was driven by an increase in net sales from new program wins, an increase is revenue recognized related to the adoption of Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606), as well as an increase in demand from current customers.
Gross Profit
Gross profit as a percentage of net sales for the three months ended September 29, 2018 was 7.5 percent compared to 7.2 percent for the three months ended September 30, 2017. This 0.3 percentage point increase was due to higher net sales and a slight decrease in material related costs partially offset by the rising utility costs in Mexico as well as an increase in other certain overhead costs.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $13,000 and $8,000 for obsolete inventory during the three months ended September 29, 2018 and September 30, 2017, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated net realizable value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $1.7 million during the three months ended September 29, 2018 and $1.5 million during the three months ended September 30, 2017, respectively. Total RD&E expenses as a percent of net sales were 1.3 percent during the three months ended September 29, 2018 and 1.4 percent during the three months ended September 30, 2017. This 0.1 percent decrease in RD&E is related to an increase in net sales.
Total selling, general and administrative (SG&A) expenses were $5.3 million during the three months ended September 29, 2018 compared to $5.2 million for the three months ended September 30, 2017. Total SG&A expenses as a percentage of net sales were 4.1 percent during the three months ended September 29, 2018 compared to 4.7 percent during the three months ended September 30, 2017. This 0.6 percent decrease in SG&A is related to an increase in net sales.
Interest
Interest expense was $0.7 million during the three months ended September 29, 2018 and $0.6 million during the three months ended September 30, 2017. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the three months ended September 29, 2018 was 14.7 percent compared to 24.2 percent for the three months ended September 30, 2017. The decrease was primarily attributable to the reduced federal tax rate under the Tax Act, the impact of federal R&D tax credits, and the impact of taxation in foreign jurisdictions. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements.”
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
BACKLOG
On September 29, 2018, we had an order backlog of approximately $166.3 million. This compares with a backlog of approximately $118.6 million on September 30, 2017. The increase in backlog at September 29, 2018, when compared to September 30, 2017, reflects an increase in demand from current and new customers. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the three months ended September 29, 2018 was $0.3 million, compared to net cash provided by operating activities of $1.3 million during the same period of the prior fiscal year. The decrease in cash provided by operating activities is a direct result of the adoption of ASU 2016-15, discussed in footnote 2. Upon adoption of the standard, the Company recorded $1.9 million of cash receipts on the deferred purchase price from receivables factored by the Company during three months ended September 29, 2018, in cash flows from investing activities that under the previous guidance would have been classified as cash flows from operating activities. Further, the Company reclassified $1.4 million of similar cash receipts related to the three months ended September 30, 2017, from cash flows from operating activities to cash flows from investing activities.
The $0.3 million of net cash provided by operating activities for the three months ended September 29, 2018 is primarily related to $1.6 million in net income for the period adjusted for $1.9 million of depreciation and amortization, $6.7 million of cash received from arbitration settlement, a $1.4 million increase in accounts payable, a $0.4 million decrease in inventory, partially offset by a $4.9 million increase in contract assets, a $3.0 million increase in accounts receivable, a $1.7 million increase in other assets, a $0.9 million decrease in accrued compensation, and a $0.3 million decrease in other liabilities.
This compares to $1.3 million of net cash flows provided by operating activities for the three months ended September 30, 2017, which resulted primarily from $0.4 million in net income for the period adjusted for $2.0 million of depreciation and amortization, a $7.5 million decrease in accounts receivable and a $3.6 million increase in accounts payable partially offset by a $4.1 million increase in inventory and a $2.4 million decrease in accrued compensation.

Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall net sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our trade accounts receivable purchase programs. During the three months ended September 29, 2018 and September 30, 2017, we factored accounts receivable of $22.2 million and $28.0 million, respectively, which were removed from our Consolidated Balance Sheets. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms.
Investing Cash Flow
Cash provided by investing activities was $0.2 million during the three months ended September 29, 2018 as compared to $1.1 million during the three months ended September 30, 2017. Our primary investing activity during the three months ended September 29, 2018 and September 30, 2017, was purchasing equipment to support increased production levels for new programs, which was offset by the impact of the adoption of ASU 2016-15 resulting in the recording and reclassification of $1.9 million and $1.4 million of cash receipts on the deferred purchase price from receivables factored by the Company from cash flows from operating activities to cash flows from investing activities for the three months ended September 29, 2018 and September 30, 2017, respectively.
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan. During the three months ended September 29, 2018 and September 30, 2017, we did not enter into any sales and leaseback transactions.
Financing Cash Flow
Cash provided by financing activities was $0.5 million during the three months ended September 29, 2018 as compared to cash used in financing activities of $1.8 million in the same period of the previous fiscal year. Our primary financing activities during the three months ended September 29, 2018 and three months ended September 30, 2017, were repayments on our term loans of $1.5 million and borrowings and repayments under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $45.0 million, subject to availability.
As of September 29, 2018, we were in compliance with our loan covenants and approximately $26.4 million was available under the revolving line of credit facility. As of September 30, 2017, approximately $26.6 million was available under the revolving line of credit facility.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of September 29, 2018, we had approximately $1.4 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of September 29, 2018 would approximate $125,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in footnote 6 of the “Notes to Consolidated Financial Statements.”
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended June 30, 2018. There have been no material changes in contractual obligations outside the ordinary course of business since June 30, 2018.

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
Our consolidated financial statements are prepared in conformity with accounting standards generally accepted in the United States, or U.S. GAAP. These principles are subject to amendments made primarily by the Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission (SEC). A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. For example, significant changes to revenue recognition rules are effective for us in fiscal 2019 and we may have material fluctuations in revenue from quarter to quarter once implemented. Changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, the continued convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”) creates uncertainty as to the financial accounting policies and practices we will need to adopt in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility, term loan and equipment term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility, term loan and equipment term loan fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. There was outstanding $18.2 million in borrowings under our revolving credit facility, $15.0 million outstanding on our term loan and $2.4 million outstanding on our equipment term loan as of September 29, 2018. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
During the second quarter of fiscal year 2015, we entered into an interest rate swap contract with a notional amount of $25.0 million related to the borrowings outstanding under the term loan. As of September 29, 2018, the remaining notional amount of the interest rate swap contract was $7.0 million. Our only material interest rate risk is associated with our revolving credit facility, term loan and equipment term loan. Through the use of the interest rate swap, as described above, we fixed the basis on which we pay interest on our term loan, thus eliminating some of our interest rate risk. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts and swaps to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $41.0 million of foreign currency forward contracts and swaps as of September 29, 2018. The fair value of these contracts and swaps was $2.7 million. See Note 11 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of September 29, 2018, the Company’s disclosure controls and procedures are effective based on that criteria.
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

Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).
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
There are no material changes to the risk factors set forth in Part I Item 1A in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	November 8, 2018
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brett R. Larsen
Brett R. Larsen	Date:	November 8, 2018
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)