Form 10-Q
period 2018-12-29
KEY TRONIC CORP
filed 2019-02-07
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED DECEMBER 29, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 5, 2019, 10,759,680 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” “KeyTronicEMS” and “KeyTronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	December 29, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$192	$343
Trade receivables	72,248	70,262
Contract assets	19,118	—
Inventories, net	91,615	110,315
Other	18,264	13,600
Total current assets	201,437	194,520
Property, plant and equipment, net	27,903	27,548
Other assets:
Deferred income tax asset	7,256	7,882
Goodwill	9,957	9,957
Other intangible assets, net	3,300	3,726
Other	2,976	2,895
Total other assets	23,489	24,460
Total assets	$252,829	$246,528
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,094	$76,198
Accrued compensation and vacation	7,755	8,105
Current portion of debt, net	5,841	5,841
Other	7,048	8,769
Total current liabilities	93,738	98,913
Long-term liabilities:
Term loans	10,011	12,932
Revolving loan	24,378	16,222
Other long-term obligations	476	380
Total long-term liabilities	34,865	29,534
Total liabilities	128,603	128,447
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,760 and 10,760 shares, respectively	46,518	46,244
Retained earnings	76,517	72,806
Accumulated other comprehensive gain (loss)	1,191	(969)
Total shareholders’ equity	124,226	118,081
Total liabilities and shareholders’ equity	$252,829	$246,528
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Net sales	$123,037	$111,725	$250,509	$220,942
Cost of sales	113,157	102,925	231,096	204,297
Gross profit	9,880	8,800	19,413	16,645
Research, development and engineering expenses	1,857	1,495	3,557	3,005
Selling, general and administrative expenses	5,399	5,654	10,687	10,825
Total operating expenses	7,256	7,149	14,244	13,830
Operating income	2,624	1,651	5,169	2,815
Interest expense, net	708	616	1,385	1,210
Income before income taxes	1,916	1,035	3,784	1,605
Income tax provision	327	1,259	602	1,397
Net income (loss)	$1,589	$(224)	$3,182	$208
Net income (loss) per share — Basic	$0.15	$(0.02)	$0.30	$0.02
Weighted average shares outstanding — Basic	10,760	10,760	10,760	10,760
Net income (loss) per share — Diluted	$0.15	$(0.02)	$0.29	$0.02
Weighted average shares outstanding — Diluted	10,881	10,760	10,986	10,760
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Comprehensive income (loss):
Net income (loss)	$1,589	$(224)	$3,182	$208
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	(889)	(1,225)	2,160	(213)
Comprehensive income (loss)	$700	$(1,449)	$5,342	$(5)
Other comprehensive income (loss) for the three months ended December 29, 2018 and December 30, 2017, is reflected net of tax benefit of approximately $(0.2) million and $(0.6) million, respectively. Other comprehensive income (loss) for the six months ended December 29, 2018 and December 30, 2017, is reflected net of tax expense (benefit) of approximately $0.6 million and $(0.1) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Six Months Ended
	December 29, 2018	December 30, 2017
Operating activities:
Net income	$3,182	$208
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	3,767	3,889
Amortization of deferred loan costs	15	15
Provision for obsolete inventory	58	26
Provision for warranty	16	21
Recovery of doubtful accounts	—	(84)
Loss on disposal of assets	—	11
Share-based compensation expense	274	251
Deferred income taxes	(131)	(372)
Changes in operating assets and liabilities:
Trade receivables	(10,787)	5,515
Contract assets	(7,212)	—
Cash received from arbitration settlement	6,684	—
Inventories	7,432	(7,309)
Other assets	(4,963)	(4,803)
Accounts payable	(3,104)	8,459
Accrued compensation and vacation	(350)	(3,523)
Other liabilities	23	990
Cash (used in) provided by operating activities	(5,096)	3,294
Investing activities:
Purchase of property and equipment	(3,586)	(2,155)
Proceeds from sale of fixed assets	17	982
Cash receipts from deferred purchase price of factored receivables	3,302	3,606
Cash (used in) provided by investing activities	(267)	2,433
Financing activities:
Payment of financing costs	(8)	(12)
Repayments of long term debt	(2,936)	(2,936)
Borrowings under revolving credit agreement	94,468	91,707
Repayments of revolving credit agreement	(86,312)	(94,409)
Cash provided by (used in) financing activities	5,212	(5,650)
Net (decrease) increase in cash and cash equivalents	(151)	77
Cash and cash equivalents, beginning of period	343	373
Cash and cash equivalents, end of period	$192	$450
Non-cash investing activities:
Beneficial interest in transferred receivables	(2,117)	(2,325)
Supplemental cash flow information:
Interest payments	$1,332	$1,202
Income tax payments (refunds), net of refunds	$(50)	$516
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, June 30, 2018	10,760	$46,244	$72,806	$(969)	$118,081
Net income	—	—	3,182	—	3,182
ASC 606 Opening Balance Sheet Adjustment	—	—	529	—	529
Unrealized gain on hedging instruments, net	—	—	—	2,160	2,160
Share-based compensation	—	274	—	—	274
Balances, December 29, 2018	10,760	$46,518	$76,517	$1,191	$124,226
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three and six month periods ended December 29, 2018 and December 30, 2017, were 13 and 26 week periods, respectively. Fiscal year 2019 will end on June 29, 2019, which is a 52 week year. Fiscal year 2018 which ended on June 30, 2018, was also a 52 week year.

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
The following tables summarize the impacts of ASC 606 adoption on the Company’s consolidated balance sheets and consolidated statements of income:

Consolidated Balance Sheet
As of December 29, 2018
	Impact of Adopting ASC 606
(Unaudited, in thousands)	As Reported	606 Adjustment	Balance without 606 Adoption
ASSETS
Contract assets	19,118	(19,118)	—
Inventories	91,615	17,924	109,539
Deferred income tax asset	7,256	167	7,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Retained earnings	76,517	1,027	77,544

Consolidated Statement of Income

	Impact of Adopting ASC 606
(Unaudited, in thousands)	Three Months Ended December 29, 2018			Six Months Ended December 29, 2018
	As Reported	606 Adjustment	Balance without 606 Adoption	As Reported	606 Adjustment	Balance without 606 Adoption
Net sales	$123,037	$2,347	$120,690	$250,509	$7,212	$243,297
Cost of sales	113,157	1,770	111,387	231,096	6,714	224,382
Gross profit	9,880	577	9,303	19,413	498	18,915
Net income	$1,589	$577	$1,012	$3,182	$498	$2,684
For the three months ended December 29, 2018 the reported revenue and gross profit was approximately $123.0 million, and $9.9 million; respectively. This reflects the adoption of ASC 606 as revenue and gross profit would have been $2.3 million and $0.6 million less without ASC 606 adoption. This is primarily due to the change from 'point-in-time' to 'over-time' recognition as the standard requires. There was not a material tax impact for the three months ended December 29, 2018 from adopting ASC 606.
For the six months ended December 29, 2018 the reported revenue and gross profit was approximately $250.5 million, and $19.4 million; respectively. This reflects the adoption of ASC 606 as revenue and gross profit would have been $7.2 million and $0.5 million less without ASC 606 adoption. There was not a material tax impact for the six months ended December 29, 2018 from adopting ASC 606.

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
In July 2018, the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842, Leases. The update is intended to clarify certain aspects of the new leases standard, Topic 842. The amendments affect narrow aspects of the guidance issued in update 2016-02 discussed above. The amendments address residual value guarantees, the rate implicit in the lease, certain lessee and lessor reassessments, variable lease payments that depend on an index or rate, investment tax credits, lease term and purchase option, transition guidance and certain adjustments, impairment of the net investment in the lease, residual assets that are not guaranteed, as well as other areas of improvement and clarification. The amendments have the same effective date and transition requirements as the new leases standard. As noted above, the Company believes the new guidance will have a material impact on its consolidated balance sheets when adopted. The Company intends to adopt the new lease guidance when it becomes effective in the first quarter of fiscal year 2020.
In August 2016, the FASB issued Accounting Standards Update 2016-15, Classification of Certain Cash Receipts and Cash Payments. The update is intended to provide guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. Under the guidance, cash receipts from the deferred purchase price of the Company's factored receivables will be classified as cash flows from investing activities instead of the Company's former presentation as cash flows from operations. The Company adopted the guidance during the first quarter of fiscal year 2019 and retrospectively adjusted cash flows from operating and investing activities for the six months ended December 29, 2018 and December 30, 2017; respectively. Upon adoption of the standard, the Company recorded $3.3 million of cash receipts on the deferred purchase price from receivables factored by the Company during the six months ended December 29, 2018, and reclassified $3.6 million of cash receipts on the deferred purchase price from receivables factored by the Company for the six months ended December 30, 2017, from cash flows from operating activities to cash flows from investing activities.
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
In January 2018, the FASB released guidance on the accounting for tax on the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act.  The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company elects to treat any potential GILTI inclusions as a period cost.

3.	Inventories
The components of inventories consist of the following (in thousands):

	December 29, 2018	June 30, 2018
Finished goods	$8,945	$14,927
Work-in-process	11,918	22,254
Raw materials and supplies	70,752	73,134
	$91,615	$110,315
As a result of the adoption of ASC 606, amounts that would have been reported as inventory under prior guidance are now included in contract assets on the Consolidated Balance Sheet as disclosed in footnote 2. As a result of this accounting change, finished goods as of December 29, 2018 are $9.1 million less than they would have been had we not adopted ASC 606 and work-in-process inventory as of December 29, 2018 is $8.8 million less than they would have been had we not adopted ASC 606. The comparative information as of June 30, 2018, has not been restated and continues to be reported under the accounting standards in effect at that time.

4.	Long-Term Debt
On September 30, 2018, the Company entered into a Fourth amendment to the amended and restated credit agreement to extend the maturity date to August 31, 2021 on the term loan in the amount of $35.0 million that was used to acquire all of the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics). The term loan requires quarterly payments of $1.25 million through June 15, 2021, with a final payment of the remaining outstanding balance on August 31, 2021. The Company had an outstanding balance of $13.8 million and $16.3 million under the term loan as of December 29, 2018 and June 30, 2018, respectively.
On August 6, 2015, the Company entered into a First Amendment to the amended and restated credit agreement extending the limit on our line of credit facility to $45.0 million as evidenced by the Second Replacement Revolving Note. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes. The line of credit is secured by substantially all of the assets of the Company. On September 30, 2018, the Company entered into a Fourth amendment to the amended and restated credit agreement to extend the maturity date to November 1, 2023, at which time all outstanding balances are payable. As of December 29, 2018, the Company had an outstanding balance under the credit facility of $24.4 million, $0.4 million in outstanding letters of credit and $20.2 million available for future borrowings. As of June 30, 2018, the Company had an outstanding balance under the credit facility of $16.2 million, $0.4 million in outstanding letters of credit and $28.4 million available for future borrowings.
On December 28, 2016, the Company entered into an equipment term loan agreement in the amount of $3.9 million in order to further invest in production equipment. The equipment term loan is collateralized by production equipment. Under this loan agreement, equal quarterly payments of approximately $0.2 million commenced on March 31, 2017 and will continue through the maturity of the equipment term loan on June 30, 2021. Amortization of the debt issuance costs is reported as interest expense on the consolidated income statement. As of December 29, 2018, the Company had an outstanding balance of $2.2 million. As of June 30, 2018, the Company had an outstanding balance of $2.6 million. The Company has available an additional $2.1 million which can be borrowed in the future under this agreement.
Borrowings under the revolving line of credit, term loan and equipment term loan bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 1.75%, LIBOR plus 2.00%, or LIBOR plus 2.25% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The interest rates on outstanding debt as of December 29, 2018 range from 4.35% - 5.50% compared to 4.09% - 5.00% as of June 30, 2018.

Debt maturities as of December 29, 2018 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2019 (1)	$2,935
2020	5,871
2021	5,871
2022	1,250
2023	—
Thereafter	24,378
Total debt	$40,305
Unamortized debt issuance costs	(75)
Long-term debt, net of debt issuance costs	$40,230
(1) Represents scheduled payments for the remaining six-month period ending June 29, 2019.
The Company must comply with certain financial covenants, including a cash flow leverage ratio, an asset coverage ratio, and a fixed charge coverage ratio. The credit agreement requires the Company to maintain a minimum profit threshold, limits the maximum capital lease expenditures and restricts the Company from declaring or paying dividends in cash or stock without prior bank approval. The Company was in compliance with all financial covenants as of December 29, 2018.

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
Total accounts receivables sold during the six months ended December 29, 2018 and December 30, 2017 was approximately $41.1 million and $55.4 million, respectively. Accounts receivables sold and not yet collected were $2.1 million and $2.0 million as of December 29, 2018 and June 30, 2018, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. Cash receipts related to the deferred purchase price from receivables factored by the Company is reflected as cash provided by investing activities.

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
Compliance with the 2017 Tax Act will require significant complex computations not previously required by U.S. tax law. It is unclear how certain provisions of the 2017 Tax Act will be applied absent further legislative, regulatory, or accounting clarification and guidance. Also, on December 22, 2017, the staff of the SEC issued Staff Accounting Bulletin No. 118 (“SAB No. 118”). SAB No. 118 provides guidance on accounting for the tax effects of the 2017 Tax Act and allows registrants to record provisional amounts for a period of up to one year from the date of enactment of the 2017 Tax Act. In compliance with SAB 118, we completed the accounting estimates for the 2017 Tax Act during the second quarter of fiscal year 2019 after finalizing formal AE&P and tax pool studies for both Mexico and China, resulting in an increase of approximately $0.2 million to the net toll tax liability. However, as additional legislative, regulatory, and accounting guidance and interpretations become available, further adjustments to the net toll tax liability may be necessary.
In future years, because of the toll tax on AE&P described above, repatriations of cash will generally be tax-free in the U.S. However, withholding taxes in China and Mexico may still apply to any such future repatriations. Management has not changed its indefinite investment assertions with regard to the portion of AE&P in China that may be repatriated in the future. Accordingly, management estimates that future repatriations of cash from China may result in approximately $0.8 million of withholding tax. There would be no offsetting foreign tax credits in the U.S. and as such, this potential liability is a direct cost associated with actual repatriations.
Under Mexican tax law, any previously taxed earnings from before 2014 (“CUFIN”) are not subject to withholding when monies are repatriated to another country. In the second quarter of fiscal year 2019, the U.S. parent company received a distribution of the remaining CUFIN amount. As such, future distributions from Mexico will be subject to withholding tax. The currently remaining earnings in Mexico are permanently reinvested; therefore, no withholding tax liability has been recognized as of December 29, 2018. If, in the future, repatriations from Mexico are expected, the Company will be required to recognize a withholding tax as a deferred tax liability at that time. Similar to China, this withholding would not be creditable and would be a direct cost associated with the actual repatriation.
The Company expects to repatriate a portion of its foreign earnings based on increased net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $7.5 million of foreign earnings in the future. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
The Company has available approximately $8.4 million of gross federal research and development tax credits as of December 29, 2018. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of December 29, 2018, the Company has recorded $4.1 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $4.3 million.

7.	Earnings Per Share
The following tables present a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except per share information)
	December 29, 2018	December 30, 2017
Net income (loss)	$1,589	$(224)
Weighted average shares outstanding—basic	10,760	10,760
Effect of dilutive common stock awards	121	—
Weighted average shares outstanding—diluted	10,881	10,760
Net income (loss) per share—basic	$0.15	$(0.02)
Net income (loss) per share—diluted	$0.15	$(0.02)
Antidilutive SARs not included in diluted earnings per share	1,035	1,105

	Six Months Ended
	(in thousands, except per share information)
	December 29, 2018	December 30, 2017
Net income	$3,182	$208
Weighted average shares outstanding—basic	10,760	10,760
Effect of dilutive common stock awards	226	—
Weighted average shares outstanding—diluted	10,986	10,760
Net income per share—basic	$0.30	$0.02
Net income per share—diluted	$0.29	$0.02
Antidilutive SARs not included in diluted earnings per share	793	1,105
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
Total share-based compensation expense recognized during the three months ended December 29, 2018 and December 30, 2017 was approximately $106,000 and $147,000, respectively. Total share-based compensation expense recognized during the six months ended December 29, 2018 and December 30, 2017 was approximately $274,000 and $251,000, respectively.
As of December 29, 2018, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.6 million. This expense is expected to be recognized over a weighted average period of 1.88 years. No SARs were exercised during the three months ended December 29, 2018 or December 30, 2017.

9.	Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $11,000 as of December 29, 2018 and $20,000 as of June 30, 2018, respectively.

10.	Derivative Financial Instruments
As of December 29, 2018, the Company had outstanding foreign currency forward contracts and swaps with a total notional amount of $40.5 million. The maturity dates for these contracts and swaps extend through June 2020. For the three months ended December 29, 2018, the Company entered into foreign currency forward contracts of $6.3 million and settled $6.7 million of such contracts. During the same period of the previous year, the Company entered into foreign currency forward contracts of $7.2 million and settled $11.2 million of such contracts.
For the six months ended December 29, 2018, the Company entered into foreign currency forward contracts of $6.3 million and settled $12.0 million of such contracts. During the same period of the previous year, the Company entered into foreign currency forward contracts of $7.2 million and settled $16.6 million of such contracts.
As of December 29, 2018, the aggregate notional amount of the Company’s outstanding foreign currency contracts and swaps along with their unrealized gains are expected to mature as summarized below (in thousands):

Quarter Ending	Notional Contracts and Swaps in MXN	Notional Contracts and Swaps in USD	Estimated Fair Value
March 30, 2019	$137,944	$6,979	$1
June 29, 2019	$142,947	$6,828	$278
September 28, 2019	$148,468	$6,740	$521
December 28, 2019	$152,613	$7,187	$170
March 28, 2020	$146,613	$6,553	$404
June 27, 2020	$138,213	$6,257	$209
On October 1, 2014, the Company entered into an interest rate swap contract with an effective date of September 1, 2015 and a termination date of September 3, 2019, related to the borrowings outstanding under the term loan. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counter party a fixed interest rate. The fixed interest rate for the contract is 1.97% that replaces the one month LIBOR rate component of our contractual interest to be paid to WFB as part of our term loan. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the term loan, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge.
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of December 29, 2018 and June 30, 2018 (in thousands):

		December 29, 2018	June 30, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts & swaps	Other current assets	$981	$23
Foreign currency forward contracts & swaps	Other long-term assets	$613	$477
Foreign currency forward contracts & swaps	Other current liabilities	$(11)	$(1,618)
Foreign currency forward contracts & swaps	Other long-term liabilities	$—	$(58)
Interest rate swap	Other current assets	$16	$20
Interest rate swap	Other long-term assets	$—	$4

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended December 29, 2018 and December 30, 2017, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of September 29, 2018	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 29, 2018
Forward contracts & swaps	Cost of sales	$2,061	$(1,266)	$383	$1,178
Interest rate swap	Interest expense	19	(1)	(5)	13
Total		$2,080	$(1,267)	$378	$1,191

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of September 30, 2017	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 30, 2017
Forward contracts & swaps	Cost of sales	$(1,715)	$(2,669)	$1,412	$(2,972)
Interest rate swap	Interest expense	(48)	8	24	(16)
Total		$(1,763)	$(2,661)	$1,436	$(2,988)
The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the six months ended December 29, 2018 and December 30, 2017, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 30, 2018	Effective Portion Recorded In AOCI (1)	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 29, 2018
Forward contracts & swaps	Cost of sales	$(988)	$1,249	$917	$1,178
Interest rate swap	Interest expense	19	1	(7)	13
Total		$(969)	$1,250	$910	$1,191

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 1, 2017	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 30, 2017
Forward contracts & swaps	Cost of sales	$(2,707)	$(2,791)	$2,526	$(2,972)
Interest rate swap	Interest expense	(68)	(1)	53	(16)
Total		$(2,775)	$(2,792)	$2,579	$(2,988)
As of December 29, 2018, the net amount of unrealized gain expected to be reclassified into earnings within the next 12 months is approximately $0.8 million. As of December 29, 2018, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

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
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of December 29, 2018 and June 30, 2018 (in thousands):

	December 29, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Interest rate swaps	$—	$16	$—	$16
Foreign currency forward contracts & swaps	$—	$1,594	$—	$1,594
Financial Liabilities:
Foreign currency forward contracts & swaps	$—	$(11)	$—	$(11)

	June 30, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Interest rate swaps	$—	$24	$—	$24
Foreign currency forward contracts & swaps	$—	$500	$—	$500
Financial Liabilities:
Foreign currency forward contracts & swaps	$—	$(1,676)	$—	$(1,676)

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
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at December 29, 2018 and June 30, 2018, reasonably approximate their fair value. The Company’s long-term debt, which is measured at amortized cost, primarily consists of a revolving line of credit, a term loan and an equipment term loan. These borrowings bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in footnote 4.
As a result of the determinable market rates for our revolving line of credit, term loan and equipment term loan, they are classified within Level 2 of the fair value hierarchy. Further, the carrying value of each of these instruments reasonably approximates their fair value as of December 29, 2018 and June 30, 2018.

12.	Goodwill and Other Intangible Assets
The Company recorded goodwill in connection with the Ayrshire and Sabre acquisitions resulting primarily from the synergies that resulted from the Company’s acquisitions and the assembled workforce. The goodwill is not amortized for financial accounting purposes.
During the six months ended December 29, 2018 and December 30, 2017, no impairment was recognized. Goodwill was recorded at $10.0 million as of December 29, 2018 and June 30, 2018.
The components of acquired intangible assets are as follows (in thousands):

	December 29, 2018
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Customer Relationships	10	4,803	(2,311)	2,492
Favorable Lease Agreements	4 - 7	2,941	(2,133)	808
Total		$7,744	$(4,444)	$3,300

	June 30, 2018
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(568)	$—
Customer Relationships	10	4,803	(2,071)	2,732
Favorable Lease Agreements	4 - 7	2,941	(1,947)	994
Total		$8,312	$(4,586)	$3,726
Amortization expense was approximately $196,000 and $265,000 for the three months ended December 29, 2018 and December 30, 2017, respectively. Amortization expense was approximately $426,000 and $542,000 for the six months ended December 29, 2018 and December 30, 2017, respectively.
Aggregate amortization expense relative to existing intangible assets by fiscal year is currently estimated to be as follows (in thousands):

Fiscal Years Ending	Amount
2019 (1)	392
2020	783
2021	784
2022	531
2023	480
Thereafter	330
Total amortization expense	$3,300
(1) Represents estimated amortization for the remaining six-month period ending June 29, 2019.

13.	Revenue
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
During the second quarter of fiscal 2019, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional. The following table summarizes the activity in the Company’s contract assets during the six months ended December 29, 2018 (in thousands):

Contract Assets
Beginning balance, June 30, 2018	$—
Cumulative effect adjustment at July 1, 2018	11,906
Revenue recognized	241,306
Amounts collected or invoiced	(234,094)
Ending balance, December 29, 2018	$19,118

Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three and six months ended December 29, 2018 (in thousands):

	EMS Revenue
Recognition	Three Months Ended	Six Months Ended
Over-Time	$119,790	$241,306
Point-in-Time	3,247	9,203
Total	$123,037	$250,509

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
Executive Summary
For the second quarter of fiscal year 2019, the Company reported total revenue of $123.0 million, up 10% from $111.7 million in the same period of fiscal year 2018. For the first six months of fiscal year 2019, total revenue was $250.5 million, up 13% from $220.9 million in the same period of fiscal year 2018. We adopted the new revenue recognition standard, ASU 2014-09 Revenue from Contracts with Customers (Topic 606), beginning July 1, 2018. The impact related to the adoption of this standard for the first six months of fiscal year 2019 includes the accelerated recognition of approximately $7.2 million in revenue primarily due to the change from ‘point-in-time’ to ‘over-time’ recognition for certain customers as the standard requires.
For the second quarter of fiscal 2019, our new programs continued to ramp, driving growing revenue, improving margins and increased profitability. Despite the continued industry-wide shortages for key components, we have made the necessary adjustments for adequate lead-times across our supply chain and have brought inventory levels more in line with revenue levels.
During the quarter, we continued to win new business from EMS competitors, including new programs involving hygiene devices, express delivery services and industrial monitoring systems. We believe the tariffs on production in China have made our North American-based production more appealing to potential new customers. Moreover, our plans to add additional capacity in Vietnam will significantly reduce production costs, diversify our global manufacturing base and provide an additional hedge against uncertainty in a lingering or future trade war with China.
The concentration of our top three customers’ net sales increased to 41.9 percent of total sales in the second quarter of fiscal year 2019 from 30.6 percent in the same period of the prior fiscal year. The Company notes the concentration of our top three customers’ net sales without the adoption of ASC 606, decreased to 35.8 percent from 30.6 percent in the same period of the prior fiscal year.

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
Gross profit as a percent of net sales was 8.0 percent for the second quarter of fiscal year 2019 as compared to 7.9 percent for the same quarter of the prior fiscal year. The increase in gross profit as a percentage of net sales was due to higher net sales during the quarter.
Operating income as a percentage of net sales was 2.1 percent and 1.5 percent for the second quarter of fiscal year 2019 and the second quarter of the prior fiscal year, respectively. The increase in operating income as a percentage of net sales was primarily driven by the increase in net sales.
Net income for the second quarter of fiscal year 2019 was $1.6 million or $0.15 per share, as compared to net loss of $(0.2) million or $(0.02) per share for the second quarter of fiscal year 2018. The increase in net income for the second quarter of fiscal year 2019 as compared to the same period in fiscal year 2018, was attributable to an income tax adjustment related to newly enacted U.S. tax laws during the second quarter of fiscal year 2018.
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
For the third quarter of fiscal year 2019, the Company expects to report revenue in the range of $120 million to $125 million. These expected results assume an effective tax rate of 20% in the quarter. Future results will depend on actual levels of customers’ orders and the timing of the startup of production of new product programs.
We maintain a strong balance sheet with a current ratio of 2.1 and a debt to equity ratio of 0.3 as of December 29, 2018. Total cash used in operating activities as defined on our cash flow statement was $5.1 million for the six months ended December 29, 2018. We maintain sufficient liquidity for our expected future operations and had $24.4 million in borrowings on our $45.0 million revolving line of credit with Wells Fargo Bank, N.A. of which $20.2 million remained available at December 29, 2018. We believe cash flows generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.

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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended December 29, 2018 with the Three Months Ended December 30, 2017
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended December 29, 2018 as compared to the three months ended December 30, 2017. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	December 29, 2018	% of net sales	December 30, 2017	% of net sales	$ change	% point change
Net sales	$123,037	100.0%	$111,725	100.0%	$11,312	—%
Cost of sales	113,157	92.0%	102,925	92.1%	10,232	(0.1)%
Gross profit	9,880	8.0%	8,800	7.9%	1,080	0.1%
Research, development and engineering	1,857	1.5%	1,495	1.3%	362	0.2%
Selling, general and administrative	5,399	4.4%	5,654	5.1%	(255)	(0.7)%
Total operating expenses	7,256	5.9%	7,149	6.4%	107	(0.5)%
Operating income	2,624	2.1%	1,651	1.5%	973	0.6%
Interest expense, net	708	0.6%	616	0.6%	92	—%
Income before income taxes	1,916	1.6%	1,035	0.9%	881	0.7%
Income tax provision	327	0.3%	1,259	1.1%	(932)	(0.8)%
Net income (loss)	$1,589	1.3%	$(224)	(0.2)%	$1,813	1.5%
Effective income tax rate	17.1%		121.6%
Net Sales
Net sales of $123.0 million for the second quarter of fiscal year 2019 increased by 10.1 percent as compared to net sales of $111.7 million for the second quarter of fiscal year 2018.
The $11.3 million increase in net sales from the prior year period was driven by an increase in net sales from new program wins, an increase is revenue recognized related to the adoption of Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606), as well as an increase in demand from current customers.
Gross Profit
Gross profit as a percentage of net sales for the three months ended December 29, 2018 was 8.0 percent compared to 7.9 percent for the three months ended December 30, 2017. This 0.1 percentage point increase was due to higher net sales and a decrease in other certain overhead costs partially offset by an increase in material related costs.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $45,000 and $18,000 for obsolete inventory during the three months ended December 29, 2018 and December 30, 2017, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated net realizable value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $1.9 million during the three months ended December 29, 2018 and $1.5 million during the three months ended December 30, 2017, respectively. Total RD&E expenses as a percent of net sales were 1.5 percent during the three months ended December 29, 2018 and 1.3 percent during the three months ended December 30, 2017. This 0.2 percent increase in RD&E is related to an increase in net sales.
Total selling, general and administrative (SG&A) expenses were $5.4 million during the three months ended December 29, 2018 compared to $5.7 million for the three months ended December 30, 2017. Total SG&A expenses as a percentage of net sales were 4.4 percent during the three months ended December 29, 2018 compared to 5.1 percent during the three months ended December 30, 2017. This 0.7 percent decrease in SG&A is related to a decrease in legal fees and commission expense.
Interest
Interest expense was $0.7 million during the three months ended December 29, 2018 and $0.6 million during the three months ended December 30, 2017. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the three months ended December 29, 2018 was 17.1 percent compared to 121.6 percent for the three months ended December 30, 2017. The decrease was primarily attributable to the recognition of certain discrete adjustments associated with U.S. tax reform that were recorded in the prior year. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements.”
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
RESULTS OF OPERATIONS
Comparison of the Six Months Ended December 29, 2018 with the Six Months Ended December 30, 2017
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the six months ended December 29, 2018 as compared to the six months ended December 30, 2017. It is provided to assist in assessing differences in our overall performance (in thousands):

	Six Months Ended
	December 29, 2018	% of net sales	December 30, 2017	% of net sales	$ change	% point change
Net sales	$250,509	100.0%	$220,942	100.0%	$29,567	—%
Cost of sales	231,096	92.3%	204,297	92.5%	26,799	(0.2)%
Gross profit	19,413	7.7%	16,645	7.5%	2,768	0.2%
Research, development and engineering	3,557	1.4%	3,005	1.4%	552	—%
Selling, general and administrative	10,687	4.3%	10,825	4.9%	(138)	(0.6)%
Total operating expenses	14,244	5.7%	13,830	6.3%	414	(0.6)%
Operating income	5,169	2.1%	2,815	1.3%	2,354	0.8%
Interest expense, net	1,385	0.6%	1,210	0.5%	175	0.1%
Income before income taxes	3,784	1.5%	1,605	0.7%	2,179	0.8%
Income tax provision	602	0.2%	1,397	0.6%	(795)	(0.4)%
Net income	$3,182	1.3%	$208	0.1%	$2,974	1.2%
Effective income tax rate	15.9%		87.0%

Net Sales
Net sales of $250.5 million for the six months ended December 29, 2018 increased by 13.4 percent as compared to net sales of $220.9 million for the six months ended December 30, 2017.
The $29.6 million increase in net sales from the prior year period was primarily driven by an increase in net sales from new program wins, an increase is revenue recognized related to the adoption of Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606), as well as an increase in demand from current customers.
Gross Profit
Gross profit as a percentage of net sales for the six months ended December 29, 2018 was 7.7 percent compared to 7.5 percent for the six months ended December 30, 2017. This 0.2 percentage point increase is primarily related to a decrease in certain overhead costs partially offset by an increase in material related costs. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $58,000 and $26,000 for obsolete inventory during the six months ended December 29, 2018 and December 30, 2017, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $3.6 million and $3.0 million during the six months ended December 29, 2018 and December 30, 2017, respectively. Total RD&E expenses as a percent of net sales were 1.4 percent during the six months ended December 29, 2018 and the six months ended December 30, 2017, respectively.
Total selling, general and administrative (SG&A) expenses were $10.7 million during the six months ended December 29, 2018 compare to $10.8 million for the nine months ended December 30, 2017. Total SG&A expenses as a percentage of net sales were 4.3 percent during the six months ended December 29, 2018 compared to 4.9 percent during the six months ended December 30, 2017. This 0.6 percentage point decrease in SG&A is related to a decrease in legal fees and commission expense.
Interest
Interest expense was $1.4 million during the six months ended December 29, 2018 compared to $1.2 million during the six months ended December 30, 2017. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the six months ended December 29, 2018 was 15.9 percent compared to 87.0 percent for the same period in fiscal year 2018. The effective tax rate decreased from the prior year primarily due to the recognition of certain discrete adjustments associated with U.S. tax reform that were recorded in the prior year. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements.”
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
BACKLOG
On December 29, 2018, we had an order backlog of approximately $151.2 million. This compares with a backlog of approximately $119.9 million on December 30, 2017. The increase in backlog at December 29, 2018, when compared to December 30, 2017, reflects an increase in demand from current and new customers. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.

CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash used in operating activities for the six months ended December 29, 2018 was $5.1 million, compared to net cash provided by operating activities of $3.3 million during the same period of the prior fiscal year. The decrease in cash provided by operating activities is a direct result of the adoption of ASU 2016-15, discussed in footnote 2. Upon adoption of the standard, the Company recorded $3.3 million of cash receipts on the deferred purchase price from receivables factored by the Company during six months ended December 29, 2018, in cash flows from investing activities that under the previous guidance would have been classified as cash flows from operating activities. Further, the Company reclassified $3.6 million of similar cash receipts related to the six months ended December 30, 2017, from cash flows from operating activities to cash flows from investing activities.
The $5.1 million of net cash used in operating activities for the six months ended December 29, 2018 is primarily related to $3.2 million in net income for the period adjusted for $3.8 million of depreciation and amortization, $6.7 million of cash received from arbitration settlement, a $7.4 million decrease in inventory, partially offset by a $10.8 million increase in accounts receivable, a $7.2 million increase in contract assets, a $5.0 million increase in other assets, a $3.1 million decrease in accounts payable, and a $0.4 million decrease in accrued compensation.
This compares to $3.3 million of net cash flows provided by operating activities for the six months ended December 30, 2017, which resulted primarily from $0.2 million in net income for the period adjusted for $3.9 million of depreciation and amortization, a $5.5 million decrease in accounts receivable and an $8.5 million increase in accounts payable partially offset by a $7.3 million increase in inventory, a $4.8 million increase in other assets and a $3.5 million decrease in accrued compensation.
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall net sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our trade accounts receivable purchase programs. During the six months ended December 29, 2018 and December 30, 2017, we factored accounts receivable of $41.1 million and $55.4 million, respectively, which were removed from our Consolidated Balance Sheets. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms.
Investing Cash Flow
Cash used in investing activities was $0.3 million during the six months ended December 29, 2018 as compared to cash provided by investing activities of $2.4 million during the six months ended December 30, 2017. Our primary investing activity during the six months ended December 29, 2018 and December 30, 2017, was purchasing equipment to support increased production levels for new programs, which was offset by the impact of the adoption of ASU 2016-15 resulting in the recording and reclassification of $3.3 million and $3.6 million of cash receipts on the deferred purchase price from receivables factored by the Company from cash flows from operating activities to cash flows from investing activities for the six months ended December 29, 2018 and December 30, 2017, respectively.
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan. During the six months ended December 29, 2018 and December 30, 2017, we did not enter into any sales and leaseback transactions.

Financing Cash Flow
Cash provided by financing activities was $5.2 million during the six months ended December 29, 2018 as compared to cash used in financing activities of $5.7 million in the same period of the previous fiscal year. Our primary financing activities during the six months ended December 29, 2018 and six months ended December 30, 2017, were repayments on our term loans of $2.9 million and borrowings and repayments under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $45.0 million, subject to availability.
As of December 29, 2018, we were in compliance with our loan covenants and approximately $20.2 million was available under the revolving line of credit facility. As of December 30, 2017, approximately $29.0 million was available under the revolving line of credit facility.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of December 29, 2018, we had approximately $0.2 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of December 29, 2018 would approximate $20,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in footnote 6 of the “Notes to Consolidated Financial Statements.”
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility, term loan and equipment term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility, term loan and equipment term loan fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. There was outstanding $24.4 million in borrowings under our revolving credit facility, $13.8 million outstanding on our term loan and $2.2 million outstanding on our equipment term loan as of December 29, 2018. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
During the second quarter of fiscal year 2015, we entered into an interest rate swap contract related to the borrowings outstanding under the term loan. As of December 29, 2018, the remaining notional amount of the interest rate swap contract was $5.5 million. Our only material interest rate risk is associated with our revolving credit facility, term loan and equipment term loan. Through the use of the interest rate swap, as described above, we fixed the basis on which we pay interest on our term loan, thus eliminating some of our interest rate risk. See Note 10 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts and swaps to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $40.5 million of foreign currency forward contracts and swaps as of December 29, 2018. The fair value of these contracts and swaps was $1.6 million. See Note 10 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of December 29, 2018, the Company’s disclosure controls and procedures are effective based on that criteria.
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

Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).
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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	February 7, 2019
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brett R. Larsen
Brett R. Larsen	Date:	February 7, 2019
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)