Form 10-Q
period 2019-03-30
KEY TRONIC CORP
filed 2019-05-08
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	KTCC	NASDAQ Global Market
As of May 6, 2019, 10,759,680 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” “KeyTronicEMS” and “KeyTronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 30, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$165	$343
Trade receivables, net of allowance for doubtful accounts of $58 and $0	55,903	70,262
Contract assets	20,138	—
Inventories, net	95,396	110,315
Other	16,590	13,600
Total current assets	188,192	194,520
Property, plant and equipment, net	28,533	27,548
Other assets:
Deferred income tax asset	7,826	7,882
Goodwill	—	9,957
Other intangible assets, net	733	3,726
Other	2,868	2,895
Total other assets	11,427	24,460
Total assets	$228,152	$246,528
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,759	$76,198
Accrued compensation and vacation	6,336	8,105
Current portion of debt, net	5,841	5,841
Other	6,879	8,769
Total current liabilities	87,815	98,913
Long-term liabilities:
Term loans	8,551	12,932
Revolving loan	18,126	16,222
Other long-term obligations	476	380
Total long-term liabilities	27,153	29,534
Total liabilities	114,968	128,447
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,760 and 10,760 shares, respectively	46,598	46,244
Retained earnings	64,536	72,806
Accumulated other comprehensive gain (loss)	2,050	(969)
Total shareholders’ equity	113,184	118,081
Total liabilities and shareholders’ equity	$228,152	$246,528
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net sales	$107,954	$108,352	$358,463	$329,294
Cost of sales	101,147	100,197	332,243	304,494
Gross profit	6,807	8,155	26,220	24,800
Research, development and engineering expenses	1,398	1,560	4,955	4,565
Selling, general and administrative expenses	5,497	5,816	16,184	16,641
Impairment of goodwill and intangibles	12,448	—	12,448	—
Total operating expenses	19,343	7,376	33,587	21,206
Operating income (loss)	(12,536)	779	(7,367)	3,594
Interest expense, net	720	656	2,105	1,866
Income (loss) before income taxes	(13,256)	123	(9,472)	1,728
Income tax provision (benefit)	(1,275)	(521)	(673)	876
Net income (loss)	$(11,981)	$644	$(8,799)	$852
Net income (loss) per share — Basic	$(1.11)	$0.06	$(0.82)	$0.08
Weighted average shares outstanding — Basic	10,760	10,760	10,760	10,760
Net income (loss) per share — Diluted	$(1.11)	$0.06	$(0.82)	$0.08
Weighted average shares outstanding — Diluted	10,760	10,760	10,760	10,760
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Comprehensive income (loss):
Net income (loss)	$(11,981)	$644	$(8,799)	$852
Other comprehensive income (loss):
Unrealized gain on hedging instruments, net of tax	859	4,340	3,019	4,127
Comprehensive income (loss)	$(11,122)	$4,984	$(5,780)	$4,979
Other comprehensive income (loss) for the three months ended March 30, 2019 and March 31, 2018, is reflected net of tax expense of approximately $0.2 million and $1.2 million, respectively. Other comprehensive income (loss) for the nine months ended March 30, 2019 and March 31, 2018, is reflected net of tax expense of approximately $0.8 million and $1.1 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Nine Months Ended
	March 30, 2019	March 31, 2018
Operating activities:
Net income (loss)	$(8,799)	$852
Adjustments to reconcile net income to cash provided by operating activities:
Goodwill and intangible assets impairment	12,448	—
Depreciation and amortization	5,520	5,838
Amortization of deferred loan costs	22	22
Provision for obsolete inventory	70	28
Provision for warranty	67	39
Recovery of doubtful accounts	58	(84)
Loss on disposal of assets	—	8
Share-based compensation expense	354	307
Deferred income taxes	(936)	(1,396)
Changes in operating assets and liabilities:
Trade receivables	5,534	2,199
Contract assets	(8,232)	—
Cash received from arbitration settlement	6,684	—
Inventories	3,639	(13,400)
Other assets	(3,648)	(5,768)
Accounts payable	(7,439)	16,148
Accrued compensation and vacation	(1,769)	(3,389)
Other liabilities	(185)	2,616
Cash provided by operating activities	3,388	4,020
Investing activities:
Purchase of property and equipment	(5,841)	(3,176)
Proceeds from sale of fixed assets	17	985
Cash receipts from deferred purchase price of factored receivables	4,768	5,851
Cash provided by (used in) investing activities	(1,056)	3,660
Financing activities:
Payment of financing costs	(11)	(17)
Repayments of long term debt	(4,403)	(4,403)
Borrowings under revolving credit agreement	140,047	135,876
Repayments of revolving credit agreement	(138,143)	(139,211)
Cash used in financing activities	(2,510)	(7,755)
Net decrease in cash and cash equivalents	(178)	(75)
Cash and cash equivalents, beginning of period	343	373
Cash and cash equivalents, end of period	$165	$298
Non-cash investing activities:
Beneficial interest in transferred receivables	(2,083)	(2,389)
Supplemental cash flow information:
Interest payments	$2,108	$1,819
Income tax payments (refunds), net of refunds	$(384)	$233
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Total shareholders’ equity, beginning balances	124,226	116,813	118,081	116,567

Common stock (shares):
Beginning balances	10,760	10,760	10,760	10,760
Exercise of stock appreciation rights	—	—	—	—
Ending balances	10,760	10,760	10,760	10,760

Common stock:
Beginning balances	46,518	46,048	46,244	45,797
Share-based compensation	80	56	354	307
Ending balances	$46,598	$46,104	$46,598	$46,104

Retained Earnings:
Beginning balances	76,517	73,753	72,806	73,545
Net income (loss)	(11,981)	644	(8,799)	852
ASC 606 opening balance sheet adjustment	—	—	529	—
Tax rate effect reclassification	—	586	—	586
Ending balances	64,536	74,983	64,536	74,983

Accumulated other comprehensive income (loss):
Beginning balances	1,191	(2,988)	(969)	(2,775)
Unrealized gain on hedging instruments, net	859	4,340	3,019	4,127
Tax rate effect reclassification	—	(586)	—	(586)
Ending balances	2,050	766	2,050	766
Total shareholder’s equity, ending balances	$113,184	$121,853	$113,184	$121,853
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three and nine month periods ended March 30, 2019 and March 31, 2018, were 13 and 39 week periods, respectively. Fiscal year 2019 will end on June 29, 2019, which is a 52 week year. Fiscal year 2018 which ended on June 30, 2018, was also a 52 week year.

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
Impairment of Goodwill and Other Intangible Assets
The Company records intangible assets that are acquired individually or with a group of other assets in the financial statements at acquisition. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. The Company’s annual goodwill impairment analysis is performed as of the first day of the fourth quarter. The Company’s acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Refer to footnote 12 for impairment analysis for goodwill and other intangibles that occurred during the quarter, as a result of certain triggering events being present.
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
The following tables summarize the impacts of ASC 606 adoption on the Company’s consolidated balance sheets and consolidated statements of income:

Consolidated Balance Sheet
As of March 30, 2019
	Impact of Adopting ASC 606
(Unaudited, in thousands)	As Reported	606 Adjustment	Balance without 606 Adoption
ASSETS
Contract assets	20,138	(20,138)	—
Inventories	95,396	18,343	113,739
Deferred income tax asset	7,826	167	7,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
Retained earnings	64,536	1,628	66,164

Consolidated Statement of Income

	Impact of Adopting ASC 606
(Unaudited, in thousands)	Three Months Ended March 30, 2019			Nine Months Ended March 30, 2019
	As Reported	606 Adjustment	Balance without 606 Adoption	As Reported	606 Adjustment	Balance without 606 Adoption
Net sales	$107,954	$1,019	$106,935	$358,463	$8,231	$350,232
Cost of sales	101,147	419	100,728	332,243	7,133	325,110
Gross profit	6,807	600	6,207	26,220	1,098	25,122
Net income	$(11,981)	$600	$(12,581)	$(8,799)	$1,098	$(9,897)
For the three months ended March 30, 2019 the reported revenue and gross profit was approximately $108.0 million, and $6.8 million; respectively. This reflects the adoption of ASC 606 as revenue and gross profit would have been $1.0 million and $0.6 million less without ASC 606 adoption. This is primarily due to the change from 'point-in-time' to 'over-time' recognition as the standard requires. There was not a material tax impact for the three months ended March 30, 2019 from adopting ASC 606.
For the nine months ended March 30, 2019 the reported revenue and gross profit was approximately $358.5 million, and $26.2 million; respectively. This reflects the adoption of ASC 606 as revenue and gross profit would have been $8.2 million and $1.1 million less without ASC 606 adoption. There was not a material tax impact for the nine months ended March 30, 2019 from adopting ASC 606.

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
In August 2016, the FASB issued Accounting Standards Update 2016-15, Classification of Certain Cash Receipts and Cash Payments. The update is intended to provide guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. Under the guidance, cash receipts from the deferred purchase price of the Company's factored receivables will be classified as cash flows from investing activities instead of the Company's former presentation as cash flows from operations. The Company adopted the guidance during the first quarter of fiscal year 2019 and retrospectively adjusted cash flows from operating and investing activities for the nine months ended March 30, 2019 and March 31, 2018; respectively. Upon adoption of the standard, the Company recorded $4.8 million of cash receipts on the deferred purchase price from receivables factored by the Company during the nine months ended March 30, 2019, and reclassified $5.9 million of cash receipts on the deferred purchase price from receivables factored by the Company for the nine months ended March 31, 2018, from cash flows from operating activities to cash flows from investing activities.
In January 2017, the FASB issued Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. The Company chose to early adopt the new guidance during the quarter, applicable to the current quarter impairment tests.
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
In June 2018, the FASB issued ASU 2018-07 "Compensation - Stock Compensation (Topic 718): Improvement to Nonemployee Share-Based Payment Accounting" with the objective of simplifying several aspects of the accounting for nonemployee share-based payment transactions in current GAAP. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020 with early adoption permitted. The Company expects the new guidance will not have a material impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2020.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement”, which amends ASC 820 to add, remove, and modify fair value measurement disclosure requirements. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020 with early adoption permitted. The Company expects the new guidance will not have a material impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2020.

3.	Inventories
The components of inventories consist of the following (in thousands):

	March 30, 2019	June 30, 2018
Finished goods	$10,129	$14,927
Work-in-process	12,017	22,254
Raw materials and supplies	73,250	73,134
	$95,396	$110,315
As a result of the adoption of ASC 606, amounts that would have been reported as inventory under prior guidance are now included in contract assets on the Consolidated Balance Sheet as disclosed in footnote 2. As a result of this accounting change, finished goods as of March 30, 2019 are $10.8 million less than they would have been had we not adopted ASC 606 and work-in-process inventory as of March 30, 2019 is $7.6 million less than they would have been had we not adopted ASC 606. The comparative information as of June 30, 2018, has not been restated and continues to be reported under the accounting standards in effect at that time.

4.	Long-Term Debt
On September 30, 2018, the Company entered into a Fourth amendment to the amended and restated credit agreement to extend the maturity date to August 31, 2021 on the term loan in the amount of $35.0 million that was used to acquire all of the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics). The term loan requires quarterly payments of $1.25 million through June 15, 2021, with a final payment of the remaining outstanding balance on August 31, 2021. The Company had an outstanding balance of $12.5 million and $16.3 million under the term loan as of March 30, 2019 and June 30, 2018, respectively.
On August 6, 2015, the Company entered into a First Amendment to the amended and restated credit agreement extending the limit on our line of credit facility to $45.0 million as evidenced by the Second Replacement Revolving Note. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes. The line of credit is secured by substantially all of the assets of the Company. On September 30, 2018, the Company entered into a Fourth amendment to the amended and restated credit agreement to extend the maturity date to November 1, 2023, at which time all outstanding balances are payable. As of March 30, 2019, the Company had an outstanding balance under the credit facility of $18.1 million, $0.4 million in outstanding letters of credit and $26.5 million available for future borrowings. As of June 30, 2018, the Company had an outstanding balance under the credit facility of $16.2 million, $0.4 million in outstanding letters of credit and $28.4 million available for future borrowings.
On December 28, 2016, the Company entered into an equipment term loan agreement in the amount of $3.9 million in order to further invest in production equipment. The equipment term loan is collateralized by production equipment. Under this loan agreement, equal quarterly payments of approximately $0.2 million commenced on March 31, 2017 and will continue through the maturity of the equipment term loan on June 30, 2021. Amortization of the debt issuance costs is reported as interest expense on the consolidated income statement. As of March 30, 2019, the Company had an outstanding balance of $2.0 million. As of June 30, 2018, the Company had an outstanding balance of $2.6 million. The Company has available an additional $2.1 million which can be borrowed in the future under this agreement.
Borrowings under the revolving line of credit, term loan and equipment term loan bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 1.75%, LIBOR plus 2.00%, or LIBOR plus 2.25% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The interest rates on outstanding debt as of March 30, 2019 range from 4.49% - 5.50% compared to 4.09% - 5.00% as of June 30, 2018.

Debt maturities as of March 30, 2019 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2019 (1)	$1,468
2020	5,871
2021	5,871
2022	1,250
2023	—
Thereafter	18,125
Total debt	$32,585
Unamortized debt issuance costs	(67)
Long-term debt, net of debt issuance costs	$32,518
(1) Represents scheduled payments for the remaining three-month period ending June 29, 2019.
The Company must comply with certain financial covenants, including a cash flow leverage ratio, an asset coverage ratio, and a fixed charge coverage ratio. The credit agreement requires the Company to maintain a minimum profit threshold, limits the maximum capital lease expenditures and restricts the Company from declaring or paying dividends in cash or stock without prior bank approval. The Company was in compliance with all financial covenants as of March 30, 2019 as a result of the Fourth Amendment to the Amended and Restated Credit Agreement between the Company and Wells Fargo Bank. Per the amendment the impairment of goodwill and intangibles and severance expense are deemed extraordinary expenses, thus excluded from the Company’s covenant calculation.

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
Total accounts receivables sold during the nine months ended March 30, 2019 and March 31, 2018 was approximately $62.0 million and $81.2 million, respectively. Accounts receivables sold and not yet collected were $2.1 million and $2.0 million as of March 30, 2019 and June 30, 2018, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. Cash receipts related to the deferred purchase price from receivables factored by the Company is reflected as cash provided by investing activities.

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
Under Mexican tax law, any previously taxed earnings from before 2014 (“CUFIN”) are not subject to withholding when monies are repatriated to another country. In the second quarter of fiscal year 2019, the U.S. parent company received a distribution of the remaining CUFIN amount. As such, future distributions from Mexico will be subject to withholding tax. The currently remaining earnings in Mexico are permanently reinvested; therefore, no withholding tax liability has been recognized as of March 30, 2019. If, in the future, repatriations from Mexico are expected, the Company will be required to recognize a withholding tax as a deferred tax liability at that time. Similar to China, this withholding would not be creditable and would be a direct cost associated with the actual repatriation.
The Company expects to repatriate a portion of its foreign earnings based on increased net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $7.8 million of foreign earnings in the future. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
The Company has available approximately $8.7 million of gross federal research and development tax credits as of March 30, 2019. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of March 30, 2019, the Company has recorded $4.1 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $4.6 million.

7.	Earnings Per Share
The following tables present a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except per share information)
	March 30, 2019	March 31, 2018
Net income (loss)	$(11,981)	$644
Weighted average shares outstanding—basic	10,760	10,760
Effect of dilutive common stock awards	—	—
Weighted average shares outstanding—diluted	10,760	10,760
Net income (loss) per share—basic	$(1.11)	$0.06
Net income (loss) per share—diluted	$(1.11)	$0.06
Antidilutive SARs not included in diluted earnings per share	1,005	1,075

	Nine Months Ended
	(in thousands, except per share information)
	March 30, 2019	March 31, 2018
Net income (loss)	$(8,799)	$852
Weighted average shares outstanding—basic	10,760	10,760
Effect of dilutive common stock awards	—	—
Weighted average shares outstanding—diluted	10,760	10,760
Net income (loss) per share—basic	$(0.82)	$0.08
Net income (loss) per share—diluted	$(0.82)	$0.08
Antidilutive SARs not included in diluted earnings per share	1,005	1,075

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
Total share-based compensation expense recognized during the three months ended March 30, 2019 and March 31, 2018 was approximately $80,000 and $56,000, respectively. Total share-based compensation expense recognized during the nine months ended March 30, 2019 and March 31, 2018 was approximately $354,000 and $307,000, respectively.
As of March 30, 2019, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.5 million. This expense is expected to be recognized over a weighted average period of 1.72 years. No SARs were exercised during the three or nine months ended March 30, 2019 or March 31, 2018.

9.	Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $17,000 as of March 30, 2019 and $20,000 as of June 30, 2018, respectively.

10.	Derivative Financial Instruments
As of March 30, 2019, the Company had outstanding foreign currency forward contracts with a total notional amount of $33.6 million. The maturity dates for these contracts extend through June 2020. For the three months ended March 30, 2019, the Company did not enter into any foreign currency forward contracts and settled $7.0 million of such contracts. During the same period of the previous year, the Company did not enter into any foreign currency forward contracts and settled $5.7 million of such contracts.
For the nine months ended March 30, 2019, the Company entered into foreign currency forward contracts of $6.3 million and settled $19.0 million of such contracts. During the same period of the previous year, the Company entered into foreign currency forward contracts of $7.2 million and settled $22.3 million of such contracts.

As of March 30, 2019, the aggregate notional amount of the Company’s outstanding foreign currency contracts along with their unrealized gains are expected to mature as summarized below (in thousands):

Quarter Ending	Notional Contracts in MXN	Notional Contracts in USD	Estimated Fair Value
June 29, 2019	$142,947	$6,828	$483
September 28, 2019	$148,468	$6,740	$741
December 28, 2019	$152,613	$7,187	$399
March 28, 2020	$146,613	$6,553	$631
June 27, 2020	$138,213	$6,257	$430
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
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of March 30, 2019 and June 30, 2018 (in thousands):

		March 30, 2019	June 30, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts & swaps	Other current assets	$2,254	$23
Foreign currency forward contracts & swaps	Other long-term assets	$430	$477
Foreign currency forward contracts & swaps	Other current liabilities	$—	$(1,618)
Foreign currency forward contracts & swaps	Other long-term liabilities	$—	$(58)
Interest rate swap	Other current assets	$8	$20
Interest rate swap	Other long-term assets	$—	$4

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended March 30, 2019 and March 31, 2018, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of December 29, 2018	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 30, 2019
Forward contracts & swaps	Cost of sales	$1,178	$1,059	$(194)	$2,043
Interest rate swap	Interest expense	13	1	(7)	7
Total		$1,191	$1,060	$(201)	$2,050

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of December 30, 2017	Effective Portion Recorded In AOCI (1)	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 31, 2018
Forward contracts & swaps	Cost of sales	$(2,972)	$2,830	$897	$755
Interest rate swap	Interest expense	(16)	13	14	11
Total		$(2,988)	$2,843	$911	$766

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the nine months ended March 30, 2019 and March 31, 2018, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 30, 2018	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 30, 2019
Forward contracts & swaps	Cost of sales	$(988)	$2,308	$723	$2,043
Interest rate swap	Interest expense	19	2	(14)	7
Total		$(969)	$2,310	$709	$2,050

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 1, 2017	Effective Portion Recorded In AOCI (1)	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 31, 2018
Forward contracts & swaps	Cost of sales	$(2,707)	$39	$3,423	$755
Interest rate swap	Interest expense	(68)	12	67	11
Total		$(2,775)	$51	$3,490	$766
(1) The effective portion recorded in AOCI for the three and nine months ended March 31, 2018 is net of the adoption of ASU 2018-02 which required a reclassification from AOCI to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act.
As of March 30, 2019, the net amount of unrealized gain expected to be reclassified into earnings within the next 12 months is approximately $1.8 million. As of March 30, 2019, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

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
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of March 30, 2019 and June 30, 2018 (in thousands):

	March 30, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Interest rate swaps	$—	$8	$—	$8
Foreign currency forward contracts	$—	$2,684	$—	$2,684

	June 30, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Interest rate swaps	$—	$24	$—	$24
Foreign currency forward contracts & swaps	$—	$500	$—	$500
Financial Liabilities:
Foreign currency forward contracts & swaps	$—	$(1,676)	$—	$(1,676)

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
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at March 30, 2019 and June 30, 2018, reasonably approximate their fair value. The Company’s long-term debt, which is measured at amortized cost, primarily consists of a revolving line of credit, a term loan and an equipment term loan. These borrowings bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in footnote 4.
As a result of the determinable market rates for our revolving line of credit, term loan and equipment term loan, they are classified within Level 2 of the fair value hierarchy. Further, the carrying value of each of these instruments reasonably approximates their fair value as of March 30, 2019 and June 30, 2018.

12.	Goodwill and Other Intangible Assets
The Company recorded goodwill in connection with the Ayrshire and Sabre acquisitions resulting primarily from the synergies that resulted from the Company’s acquisitions and the assembled workforce. The goodwill is not amortized for financial accounting purposes.
In accordance with accounting guidance on goodwill and other intangible assets, the Company evaluates goodwill for impairment at the reporting unit level annually, and whenever circumstances occur indicating that goodwill might be impaired. Upon adoption of ASU 2017-04, the Company now recognizes an impairment charge (not to exceed the total amount of goodwill allocated to the reporting unit) for the amount by which the carrying amount of a reporting unit exceeds the reporting unit’s fair value. During the quarter, a few large programs declined in revenue and two new programs were delayed.  This decrease in the Company’s total revenue combined with book value continuing to exceed market capitalization caused a “triggering event” in which to perform a quantitative impairment analysis as of March 30, 2019. To estimate the fair value of the Company’s equity, the Company used both a market approach and an income approach, based on a discounted cash flows analysis. As of March 30, 2019, market related factors increased expected required rates of return, which also increased the Company’s discount rate used to project future cash flows. Further, push outs of the Company’s forecasted future cash flows relating to delays in customer orders adversely impacted the Company’s discounted cash flows model. As a result, a lower estimate in the Company’s fair value using these two valuation methods indicated an impairment charge.
During the quarter, the Company also assessed other finite-lived intangible assets including the Company’s customer relationships and favorable lease agreements due to an indicator of possible impairment being present, as discussed above. As a result of the analysis performed, the Company determined that the carrying value of the customer relationships intangible asset was not recoverable and recorded an impairment for the entire carrying amount during the third quarter of fiscal year 2019. The Company’s analysis did not indicate that any of its other long-lived assets were impaired.
During the nine months ended March 30, 2019, a goodwill impairment of $10.0 million and other intangible assets impairment of $2.5 million was recognized. During the nine months ended March 31, 2018, no goodwill impairment was recognized. Goodwill was recorded at $10.0 million as of June 30, 2018.

The components of acquired intangible assets are as follows (in thousands):

	March 30, 2019
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Impairment Recognized	Net Carrying Amount
Intangible assets:
Customer Relationships	10	4,803	(2,311)	(2,492)	—
Favorable Lease Agreements	4 - 7	2,941	(2,208)	—	733
Total		$7,744	$(4,519)	$(2,492)	$733

	June 30, 2018
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(568)	$—
Customer Relationships	10	4,803	(2,071)	2,732
Favorable Lease Agreements	4 - 7	2,941	(1,947)	994
Total		$8,312	$(4,586)	$3,726
Amortization expense was approximately $76,000 and $266,000 for the three months ended March 30, 2019 and March 31, 2018, respectively. Amortization expense was approximately $502,000 and $808,000 for the nine months ended March 30, 2019 and March 31, 2018, respectively.
Aggregate amortization expense relative to existing intangible assets by fiscal year is currently estimated to be as follows (in thousands):

Fiscal Years Ending	Amount
2019 (1)	76
2020	303
2021	303
2022	51
Total amortization expense	$733
(1) Represents estimated amortization for the remaining three-month period ending June 29, 2019.

13.	Revenue
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
During the third quarter of fiscal 2019, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional. The following table summarizes the activity in the Company’s contract assets during the nine months ended March 30, 2019 (in thousands):

Contract Assets
Beginning balance, June 30, 2018	$—
Cumulative effect adjustment at July 1, 2018	11,906
Revenue recognized	347,146
Amounts collected or invoiced	(338,914)
Ending balance, March 30, 2019	$20,138
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three and nine months ended March 30, 2019 (in thousands):

	EMS Revenue
Recognition	Three Months Ended	Nine Months Ended
Over-Time	$105,840	$347,146
Point-in-Time	2,114	11,317
Total	$107,954	$358,463

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
Executive Summary
For the third quarter of fiscal year 2019, the Company reported total revenue of $108.0 million, compared to $108.4 million in the same period of fiscal year 2018. For the first nine months of fiscal year 2019, total revenue was $358.5 million, up 9% from $329.3 million in the same period of fiscal year 2018.
For the first nine months of fiscal 2019, our new programs continued to ramp, driving growing revenue, improving margins and increased profitability. Despite the continued industry-wide shortages for key components, we have made the necessary adjustments for adequate lead-times across our supply chain and have brought inventory levels more in line with revenue levels.
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
The concentration of our top three customers’ net sales increased to 39.1 percent of total sales in the third quarter of fiscal year 2019 from 30.6 percent in the same period of the prior fiscal year. The Company notes the concentration of our top three customers’ net sales without the adoption of ASC 606, increased to 30.9 percent from 30.6 percent in the same period of the prior fiscal year.

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
Gross profit as a percent of net sales was 6.3 percent for the third quarter of fiscal year 2019 as compared to 7.5 percent for the same quarter of the prior fiscal year. The decrease in gross profit as a percentage of net sales was due to lower net sales, as well as severance expense recorded during the quarter.
Operating loss as a percentage of net sales was (11.6) percent for the third quarter of fiscal year 2019 compared to 0.7 percent of operating income as a percentage of net sales for the third quarter of fiscal year 2018. The decrease in operating income as a percentage of net sales was primarily driven by the decrease in net sales, increase in severance expense and the impairment of goodwill and intangible assets.
Net loss for the third quarter of fiscal year 2019 was $12.0 million or $(1.11) per share, as compared to net income of $0.6 million or $0.06 per share for the third quarter of fiscal year 2018. The decrease in net income for the third quarter of fiscal year 2019 as compared to the same period in fiscal year 2018, was primarily due to the decrease in net sales, increase in severance expense and the impairment of goodwill and intangible assets.
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
For the fourth quarter of fiscal year 2019, the Company expects to report revenue in the range of $112 million to $117 million. These expected results assume an effective tax rate of 20% in the quarter. Future results will depend on actual levels of customers’ orders and the timing of the startup of production of new product programs.
We maintain a strong balance sheet with a current ratio of 2.1 and a debt to equity ratio of 0.3 as of March 30, 2019. Total cash provided by operating activities as defined on our cash flow statement was $3.4 million for the nine months ended March 30, 2019. We maintain sufficient liquidity for our expected future operations and had $18.1 million in borrowings on our $45.0 million revolving line of credit with Wells Fargo Bank, N.A. of which $26.5 million remained available at March 30, 2019. We believe cash flows generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.

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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 30, 2019 with the Three Months Ended March 31, 2018
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income (loss) for the three months ended March 30, 2019 as compared to the three months ended March 31, 2018. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	March 30, 2019	% of net sales	March 31, 2018	% of net sales	$ change	% point change
Net sales	$107,954	100.0%	$108,352	100.0%	$(398)	—%
Cost of sales	101,147	93.7%	100,197	92.5%	950	1.2%
Gross profit	6,807	6.3%	8,155	7.5%	(1,348)	(1.2)%
Research, development and engineering	1,398	1.3%	1,560	1.4%	(162)	(0.1)%
Selling, general and administrative	5,497	5.1%	5,816	5.4%	(319)	(0.3)%
Impairment of goodwill and intangibles	12,448	11.5%	—	—%	12,448	11.5%
Total operating expenses	19,343	17.9%	7,376	6.8%	11,967	11.1%
Operating income	(12,536)	(11.6)%	779	0.7%	(13,315)	(12.3)%
Interest expense, net	720	0.7%	656	0.6%	64	0.1%
Income before income taxes	(13,256)	(12.3)%	123	0.1%	(13,379)	(12.4)%
Income tax provision	(1,275)	(1.2)%	(521)	(0.5)%	(754)	(0.7)%
Net (loss) income	$(11,981)	(11.1)%	$644	0.6%	$(12,625)	(11.7)%
Effective income tax rate	9.6%		(423.6)%
Net Sales
Net sales of $108.0 million for the third quarter of fiscal year 2019 decreased by 0.4 percent as compared to net sales of $108.4 million for the third quarter of fiscal year 2018.
The $0.4 million decrease in net sales from the prior year period was driven by reduced orders from two large, longstanding customers. One of these customers needed to lower its inventory in the third quarter, but expects a rebound in demand in the fourth quarter; the other large customer is managing inventory as it is transitioning its production from Key Tronic’s China facilities to Key Tronic’s Mexico facilities. In addition, there were unanticipated delays in the launch of production for two new customers in the third quarter.
Gross Profit
Gross profit as a percentage of net sales for the three months ended March 30, 2019 was 6.3 percent compared to 7.5 percent for the three months ended March 31, 2018. This 1.2 percentage point decrease was due to an increase in material related costs and a slight increase in other certain overhead costs.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $12,000 and $2,000 for obsolete inventory during the three months ended March 30, 2019 and March 31, 2018, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated net realizable value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $1.4 million during the three months ended March 30, 2019 and $1.6 million during the three months ended March 31, 2018, respectively. Total RD&E expenses as a percent of net sales were 1.3 percent during the three months ended March 30, 2019 and 1.4 percent during the three months ended March 31, 2018. This 0.1 percent decrease in RD&E is related to a decrease in bonus related expenses based on financial performance.
Total selling, general and administrative (SG&A) expenses were $5.5 million during the three months ended March 30, 2019 compared to $5.8 million for the three months ended March 31, 2018. Total SG&A expenses as a percentage of net sales were 5.1 percent during the three months ended March 30, 2019 compared to 5.4 percent during the three months ended March 31, 2018. This 0.3 percent decrease in SG&A is related to a decrease in legal fees, bonus related expenses and amortization expense.
Interest
Interest expense remained flat at $0.7 million during the three months ended March 30, 2019 and the three months ended March 31, 2018.
Income Taxes
The effective tax rate for the three months ended March 30, 2019 was 9.6 percent compared to (423.6) percent for the three months ended March 31, 2018. The increase was primarily attributable to the tax impact of the write-off of certain intangible assets. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements.” Refer to footnote 12 for additional information relating to the write-off of certain intangible assets.
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
RESULTS OF OPERATIONS
Comparison of the Nine Months Ended March 30, 2019 with the Nine Months Ended March 31, 2018
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income (loss) for the nine months ended March 30, 2019 as compared to the nine months ended March 31, 2018. It is provided to assist in assessing differences in our overall performance (in thousands):

	Nine Months Ended
	March 30, 2019	% of net sales	March 31, 2018	% of net sales	$ change	% point change
Net sales	$358,463	100.0%	$329,294	100.0%	$29,169	—%
Cost of sales	332,243	92.7%	304,494	92.5%	27,749	0.2%
Gross profit	26,220	7.3%	24,800	7.5%	1,420	(0.2)%
Research, development and engineering	4,955	1.4%	4,565	1.4%	390	—%
Selling, general and administrative	16,184	4.5%	16,641	5.1%	(457)	(0.6)%
Impairment of goodwill and intangibles	12,448	3.5%	—	—%	12,448	3.5%
Total operating expenses	33,587	9.4%	21,206	6.5%	12,381	2.9%
Operating income	(7,367)	(2.1)%	3,594	1.1%	(10,961)	(3.2)%
Interest expense, net	2,105	0.6%	1,866	0.6%	239	—%
Income before income taxes	(9,472)	(2.6)%	1,728	0.5%	(11,200)	(3.1)%
Income tax provision	(673)	(0.2)%	876	0.3%	(1,549)	(0.5)%
Net income	$(8,799)	(2.5)%	$852	0.3%	$(9,651)	(2.8)%
Effective income tax rate	7.1%		50.7%

Net Sales
Net sales of $358.5 million for the nine months ended March 30, 2019 increased by 8.9 percent as compared to net sales of $329.3 million for the nine months ended March 31, 2018.
The $29.2 million increase in net sales from the prior year period was primarily driven by an increase in net sales from new program wins, an increase is revenue recognized related to the adoption of Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606), as well as an increase in demand from current customers.
Gross Profit
Gross profit as a percentage of net sales for the nine months ended March 30, 2019 was 7.3 percent compared to 7.5 percent for the nine months ended March 31, 2018. This 0.2 percentage point decrease is primarily related to an increase in material related costs partially offset by a decrease in certain overhead costs. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $70,000 and $28,000 for obsolete inventory during the nine months ended March 30, 2019 and March 31, 2018, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $5.0 million and $4.6 million during the nine months ended March 30, 2019 and March 31, 2018, respectively. Total RD&E expenses as a percent of net sales were 1.4 percent during the nine months ended March 30, 2019 and the nine months ended March 31, 2018, respectively.
Total selling, general and administrative (SG&A) expenses were $16.2 million during the nine months ended March 30, 2019 compare to $16.6 million for the nine months ended March 31, 2018. Total SG&A expenses as a percentage of net sales were 4.5 percent during the nine months ended March 30, 2019 compared to 5.1 percent during the nine months ended March 31, 2018. This 0.6 percentage point decrease in SG&A is related to a decrease in legal fees and commission expense.
Interest
Interest expense was $2.1 million during the nine months ended March 30, 2019 compared to $1.9 million during the nine months ended March 31, 2018. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the nine months ended March 30, 2019 was 7.1 percent compared to 50.7 percent for the same period in fiscal year 2018. The effective tax rate decreased from the prior year primarily due to the recognition of certain discrete adjustments associated with U.S. tax reform that were recorded in the prior year, offset by the tax impact of the write-off of certain intangible assets. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements.” Refer to footnote 12 for additional information relating to the write-off of certain intangible assets.
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
BACKLOG
On March 30, 2019, we had an order backlog of approximately $151.5 million. This compares with a backlog of approximately $129.2 million on March 31, 2018. The increase in backlog at March 30, 2019, when compared to March 31, 2018, reflects an increase in demand from current and new customers. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.

CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the nine months ended March 30, 2019 was $3.4 million, compared to net cash provided by operating activities of $4.0 million during the same period of the prior fiscal year. The decrease in cash provided by operating activities is a result of the net loss, the impairment of the goodwill and intangible assets and the adoption of ASU 2016-15 as discussed in footnote 2. Upon adoption of the standard, the Company recorded $4.8 million of cash receipts on the deferred purchase price from receivables factored by the Company during nine months ended March 30, 2019, in cash flows from investing activities that under the previous guidance would have been classified as cash flows from operating activities. Further, the Company reclassified $5.9 million of similar cash receipts related to the nine months ended March 31, 2018, from cash flows from operating activities to cash flows from investing activities.
The $3.4 million of net cash provided by operating activities for the nine months ended March 30, 2019 is primarily related to $8.8 million in net loss for the period adjusted for $12.4 million impairment of goodwill and intangibles, $5.5 million of depreciation and amortization, $6.7 million of cash received from arbitration settlement, $5.5 million decrease in accounts receivable, a $3.6 million decrease in inventory, partially offset by a $8.2 million increase in contract assets, a $7.4 million decrease in accounts payable, a $3.6 million increase in other assets, and a $1.8 million decrease in accrued compensation.
This compares to $4.0 million of net cash provided by operating activities for the nine months ended March 31, 2018 is primarily related to $0.9 million in net income for the period adjusted for $5.8 million of depreciation and amortization, a $2.2 million decrease in accounts receivable, a $2.6 million increase in other liabilities, and a $16.1 million increase in accounts payable partially offset by a $13.4 million increase in inventory, a $3.4 million decrease in accrued compensation and a $5.8 million increase in other assets.
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall net sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our trade accounts receivable purchase programs. During the nine months ended March 30, 2019 and March 31, 2018, we factored accounts receivable of $62.0 million and $81.2 million, respectively, which were removed from our Consolidated Balance Sheets. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms.
Investing Cash Flow
Cash used in investing activities was $1.1 million during the nine months ended March 30, 2019 as compared to cash provided by investing activities of $3.7 million during the nine months ended March 31, 2018. Our primary investing activity during the nine months ended March 30, 2019 and March 31, 2018, was purchasing equipment to support increased production levels for new programs, which was offset by the impact of the adoption of ASU 2016-15 resulting in the recording and reclassification of $4.8 million and $5.9 million of cash receipts on the deferred purchase price from receivables factored by the Company from cash flows from operating activities to cash flows from investing activities for the nine months ended March 30, 2019 and March 31, 2018, respectively.
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan. During the nine months ended March 30, 2019 and March 31, 2018, we did not enter into any sales and leaseback transactions.

Financing Cash Flow
Cash provided by financing activities was $2.5 million during the nine months ended March 30, 2019 as compared to cash used in financing activities of $7.8 million in the same period of the previous fiscal year. Our primary financing activities during the nine months ended March 30, 2019 and nine months ended March 31, 2018, were repayments on our term loans of $4.4 million and borrowings and repayments under our revolving line of credit facility. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $45.0 million, subject to availability.
As of March 30, 2019, approximately $26.5 million was available under the revolving line of credit facility. As of March 31, 2018, approximately $29.6 million was available under the revolving line of credit facility.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of March 30, 2019, we had approximately $160,000 of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of March 30, 2019 would approximate $16,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in footnote 6 of the “Notes to Consolidated Financial Statements.”
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
Certain components that we use in our manufacturing process are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources in our transportation activities. While significant uncertainty currently exists about the future levels of energy prices, a significant increase is possible. Increased energy prices could cause an increase to our raw material costs and transportation costs. In addition, increased transportation costs related to certain suppliers and customers could be passed along to us. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability.
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
Our identifiable intangible assets could become impaired, which could reduce the value of our assets and reduce net income in the year in which the write-off occurs.
The Company ascribes value to certain identifiable intangible assets, which consists of favorable leases, as a result of the acquisitions of Sabre and Ayrshire. The Company may incur further impairment charges of identifiable intangible assets if it determines that the fair values of the identifiable intangible assets are less than their current carrying values. The Company evaluates, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of intangibles may no longer be recoverable, in which case an impairment charge to earnings would become necessary.
Refer to Notes 2 and 12 to the consolidated financial statements and critical accounting policies and estimates’ in management’s discussion and analysis of financial condition and results of operations for further discussion regarding the impairment testing of identifiable intangible assets.
A decline in general economic conditions or global equity valuations could impact the judgments and assumptions about the fair value of the Company’s businesses and the Company could be required to record impairment charges on its other identifiable intangible assets in the future, which could impact the Company’s consolidated balance sheet, as well as the Company’s consolidated statement of operations. The Company notes further impairment of intangibles would not have a material impact on the financial statements noted above. If the Company was required to recognize an impairment charge in the future, the charge would not impact the Company's consolidated cash flows, current liquidity, capital resources, and covenants under its existing credit facilities.

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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility, term loan and equipment term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility, term loan and equipment term loan fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. There was outstanding $18.1 million in borrowings under our revolving credit facility, $12.5 million outstanding on our term loan and $2.0 million outstanding on our equipment term loan as of March 30, 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
During the second quarter of fiscal year 2015, we entered into an interest rate swap contract related to the borrowings outstanding under the term loan. As of March 30, 2019, the remaining notional amount of the interest rate swap contract was $4.0 million. Our only material interest rate risk is associated with our revolving credit facility, term loan and equipment term loan. Through the use of the interest rate swap, as described above, we fixed the basis on which we pay interest on our term loan, thus eliminating some of our interest rate risk. See Note 10 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $33.6 million of foreign currency forward contracts as of March 30, 2019. The fair value of these contracts was $2.7 million. See Note 10 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of March 30, 2019, the Company’s disclosure controls and procedures are effective based on that criteria.
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

Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).
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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	May 8, 2019
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brett R. Larsen
Brett R. Larsen	Date:	May 8, 2019
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)