Form 10-K
period 2019-06-29
KEY TRONIC CORP
filed 2019-09-12
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-K
 ____________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 29, 2019
OR
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD FROM             TO
Commission File Number 0-11559
 ____________________________________________________________
KEY TRONIC CORPORATION
(Exact name of registrant as specified in its charter)
 ____________________________________________________________

Washington			91-0849125
(State or other jurisdiction of Incorporation or organization)			(I.R.S. Employer Identification No.)

4424 North Sullivan Road	Spokane Valley,	Washington	99216
(Address of principal executive offices)			(Zip Code)

(509) 928-8000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
 ____________________________________________________________
Securities Registered Pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, no par value	KTCC	The NASDAQ Stock Market LLC
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
As of December 31, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $60.8 million based on the closing price as reported on the NASDAQ.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,759,680 shares of common stock were outstanding as of September 4, 2019.
 ____________________________________________________________
Documents Incorporated by Reference:
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant’s 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

KEY TRONIC CORPORATION
2019 FORM 10-K

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
We believe that we are well positioned in the EMS industry to continue the expansion of our customer base and achieve long-term growth. Our unique blend of multinational facilities, vertical integration, centralized management, and core strengths continue to support our growth and our customers’ needs. We continue to focus on controlling operating expenses and leveraging the synergistic capabilities of our world-class facilities in the United States, Mexico, China and Vietnam. This international production capability provides our customers with the benefits of improved supply-chain management, reduced inventory, lower labor costs, lower transportation costs, and reduced product fulfillment time. Given our competitive advantages and the growing pressure for new potential customers to move forward with their outsourcing strategies, we are strongly positioned to win new business in coming periods and grow our revenue and profits.

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
For the fiscal years 2019, 2018 and 2017, the five largest customers in each year accounted for 41%, 42% and 42% of combined total net sales, respectively. We continue to diversify our customer base by adding additional programs and customers. We expect net sales to our five largest customers as a percentage of total net sales to approximate current levels going forward.
The following table represents all customers that represented 10% or more of total net sales during the last three fiscal years:

	Percentage of Net Sales by Fiscal Year
	2019	2018	2017
Customer A	17%	19%	18%
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

Research, Development, and Engineering
As part of our long-term strategy, we are committed to supporting our customers by providing research, development, and engineering services. We have seen an increase in the success of providing design support on existing and potential customers in differentiating ourselves. These services allow us to facilitate in optimizing new product designs, and the production processes of our customers’ programs.
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
As of June 29, 2019 we had 4,067 full-time employees compared to 4,701 on June 30, 2018, and 5,038 on July 1, 2017. Since we can have significant fluctuations in product demand, we seek to maintain flexibility in our workforce by utilizing skilled temporary labor in some of our manufacturing facilities in addition to full-time employees.
Backlog
On July 27, 2019 our order backlog was valued at approximately $159.48 million, compared to approximately $167.7 million on July 28, 2018. The amount of backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue. Due to the relationships with our customers, we will occasionally allow orders to be canceled or rescheduled and as a result it is not a meaningful indicator of future financial results. If there are canceled or rescheduled orders, we typically negotiate fees to cover the costs we have incurred. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next twelve months, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.
Foreign Markets
Information concerning net sales and long-lived assets (property, plant, and equipment) by geographic areas is set forth in Note 12, “Enterprise-Wide Disclosures” of the consolidated financial statements of this Annual Report on Form 10-K and that information is incorporated herein.

Executive Officers of the Registrant
The table below sets forth the name, current age and current position of our executive officers and other significant employees:

Name	Age	Positions Held
Executive Officers
Craig D. Gates	60	President and Chief Executive Officer
Brett R. Larsen	46	Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Douglas G. Burkhardt	61	Executive Vice President of Worldwide Operations
Philip S. Hochberg	57	Executive Vice President of Business Development
David H. Knaggs	38	Vice President of Quality and Regulatory Affairs
Duane D. Mackleit	51	Vice President of Program Management
Chad T. Orebaugh	48	Vice President of Engineering
Thomas Despres	57	Vice President of Southwest Operations
Mark Courtney	53	Vice President of Supply Chain
Executive Officers
CRAIG D. GATES – President and Chief Executive Officer
Mr. Gates, age 60, has been President and Chief Executive officer of the Company since April 2009. Previously, he was Executive Vice President and General Manager from August 2002 to April 2009. He served as Executive Vice President of Marketing, Engineering and Sales from July 1997 to August 2002 and served as Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. From 1982 to 1991 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana.
BRETT R. LARSEN – Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Mr. Larsen, age 46, has served as Executive Vice President of Administration, Chief Financial Officer, and Treasurer since July 2015. Previously, he was Vice President of Finance and Controller from February 2010 to July 2015. He was Chief Financial Officer of FLSmidth Spokane, Inc. from December 2008 to February 2010. From October 2005 through November 2008, Mr. Larsen served as Controller of Key Tronic Corporation. From May 2004 to October 2005, Mr. Larsen served as Manager of Financial Reporting of Key Tronic Corporation. From 2002 to May 2004, Mr. Larsen was an audit manager for the public accounting firm BDO USA, LLP. He also held various auditing and supervisory positions with Grant Thornton LLP from 1997 to 2002. Mr. Larsen has a Bachelor of Science degree in Accounting and a Masters degree in Accounting from Brigham Young University and is a Certified Public Accountant.
DOUGLAS G. BURKHARDT – Executive Vice President of Worldwide Operations
Mr. Burkhardt, age 61, has been Executive Vice President of Worldwide Operations of the Company since July 2010. Previously Mr. Burkhardt was Vice President of Worldwide Operations from July 2008 to July 2010 and Director of China Operations and Program Management from January 2006 to July 2008. Mr. Burkhardt also served as Director of Northwest and China Operations from November of 1998 to January of 2006. Mr. Burkhardt also served as Director of Customer Satisfaction from March 1997 to November 1998 and Director of Molding from September of 1995 to March of 1997. Prior to this, Mr. Burkhardt served in other various senior management positions within the Company. Mr. Burkhardt has been with the Company since May of 1989. Prior to joining Key Tronic, Mr. Burkhardt worked for House of Aluminum and Glass for 12 years where he was the plant manager.
PHILIP S. HOCHBERG – Executive Vice President of Business Development
Mr. Hochberg, age 57, has been Executive Vice President of Business Development since July 2012. Prior to this, Mr. Hochberg served as Vice President of Business Development from October 2009 through June 2012. He was Director of Business Development and Program Management from July 2008 to October 2009. Mr. Hochberg served as Director of Business Development from October 2004 to July 2008 and as Director of EMS Sales and Marketing from July 2000 to October 2004. Prior to joining Key Tronic, Mr. Hochberg worked for Quinton Instrument Company as their Director of Marketing and Product Management from 1992 to 2000. From 1988 to 1992, he was employed by SpaceLabs Medical as their Business Development Marketing Manager. Mr. Hochberg has an MBA from the University of British Columbia, a BA in Psychology, with a minor in Business from Washington University in St. Louis.

DAVID H. KNAGGS – Vice President of Quality and Regulatory Affairs
Mr. Knaggs, age 38, has been Vice President of Quality and Regulatory Affairs since October 2016. Before joining KeyTronicEMS, Mr. Knaggs worked at Telect, Inc. from 2008 to 2016 as their Director of Engineering. Prior to that, he worked at Isothermal Systems Research as Lead Systems Engineer from 2003 to 2008. He has a Bachelor of Science degree in Mechanical Engineering with a minor in mathematics from the University of Washington.
DUANE D. MACKLEIT – Vice President of Program Management
Mr. Mackleit, age 51, has been Vice President of Program Management of the company since July 2012. He served as Director of Program Management from July 2008 through June 2012. From May 2006 to July 2008 he served as Principal Program Manager. Prior to that, he served as Program Manager from March 2002 to May 2006 and Associate Program Manager from August 2000 to March 2002. Mr. Mackleit has also held several other positions with Key Tronic Corporation. Mr. Mackleit has an AA in Business from Spokane Falls Community College and a BA in Business/Marketing from Eastern Washington University. He also holds a MBA from Gonzaga University.
CHAD T. OREBAUGH – Vice President of Engineering
Mr. Orebaugh, age 48, has been Vice President of Engineering since April 2017. Prior to this, Mr. Orebaugh served as Director of Engineering since May 2013. From April 2010 to May 2013, he served as Manager of Engineering. From January 2000 to April 2010 he served as Lead Mechanical Engineer. Prior to that, he served as Mechanical Engineer from October 1998 to January 2000 and Associate Mechanical Engineer since October 1997. Mr. Orebaugh holds a BA in Mechanical Engineering from Gonzaga University.
THOMAS DESPRES – Vice President of Southwest Operations
Thomas Despres, age 57, has been Vice President of Southwest Operations since November 2017. Prior to joining KeyTronicEMS, Mr. Despres worked for Gates Corporation as Plant General Manager from July 2017 to November 2017. From 2016 to 2017, he was self-employed and from 2012 to 2016 he was employed by Flextronics as Vice President Global Account Management. He has an MBA from Campbell University, and a BBA, Production Management from Ohio University in Athens.
MARK COURTNEY – Vice President of Supply Chain
Mark Courtney, age 53, has been Vice President of Supply Chain since August 2019. He returned to KeyTronicEMS in September 2015 having worked for the company in 2006. He has also served as Purchasing Manager and Director of North American Purchasing since his return. Mark worked for Amphenol Telect from 2007 to 2015 as Supply Chain manager, then ERP & Business Operations Manager. From June 2005 to March 2006 Mark worked for MRV Communications as Purchasing Manager before leaving California to relocate his family to the Inland Northwest to work for KeyTronicEMS. Prior to MRV Communications, Mark worked for Arrow Electronics as a Field Sales Representative from May 2000 to June 2005. From October 1990 to May of 2005 Mark worked as Purchasing Manager for Apogee Electronics. His career in electronics manufacturing and procurement began in October 1991 working for Alesis Studio Electronics where he worked in various procurement and scheduling roles, leaving in October 1999 as Purchasing Manager.
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
Operating results can also fluctuate if changes are made to significant estimates and assumptions. Significant estimates and assumptions include the allowance for doubtful receivables, provision for obsolete and non-saleable inventory, stock-based compensation, the valuation allowance on deferred tax assets, valuation of goodwill, impairment of long-lived assets, long-term incentive compensation accrual, the provision for warranty costs, the impact of hedging activities..
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

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting accounts receivable;

•	export duties, import controls and trade barriers (including quotas);

•	governmental restrictions on the transfer of funds;

•	burdens of complying with a wide variety of foreign laws and labor practices; subject to trade wars and tariffs

•	our locations may be impacted by hurricanes, tornadoes, earthquakes, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions and other natural or man-made disasters.
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
We have manufacturing operations located in Mexico, China and Vietnam. A significant portion of our operations are denominated in the Mexican peso, the Chinese currency, the renminbi (“RMB”) and soon the Vietnamese dong. Currency exchange rates fluctuate daily as a result of a number of factors, including changes in a country’s political and economic policies. Volatility in the currencies of our entities and the United States dollar could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the cash, receivables, payables and expenses of our operating entities. As part of our hedging strategy, we currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. We currently do not hedge expenses denominated in RMB or dong. Unexpected losses could occur from increases in the value of these currencies relative to the United States dollar.
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
Refer to Notes 1 and 14 to the consolidated financial statements and critical accounting policies and estimates’ in management’s discussion and analysis of financial condition and results of operations for further discussion regarding the impairment testing of identifiable intangible assets.
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
We have manufacturing and sales operations located in the United States, Mexico, China and Vietnam. The table below lists the locations and square footage of our operating facilities:

Location	Approx. Sq. Ft.	Type of Interest (Leased/Owned)	Description of Use
Corinth, Mississippi	350,000	Leased	Manufacturing and warehouse
El Paso, Texas	80,000	Leased	Shipping and warehouse
Fayetteville, Arkansas	105,000	Leased	Manufacturing and warehouse
Harrodsburg, Kentucky (1)	22,000	Owned	Manufacturing and warehouse
Louisville, Kentucky	2,300	Leased	Administration
Oakdale, Minnesota	103,000	Leased	Manufacturing and warehouse
Spokane Valley, Washington	95,000	Leased	Sales, research, administration and manufacturing
Spokane Valley, Washington	36,000	Leased	Manufacturing
Total USA	793,300
Juarez, Mexico	193,000	Leased	Warehouse
Juarez, Mexico	174,000	Owned	Manufacturing
Juarez, Mexico	115,000	Owned	Manufacturing and warehouse
Juarez, Mexico	103,000	Owned	Manufacturing and warehouse
Juarez, Mexico	72,000	Leased	Manufacturing
Juarez, Mexico	66,000	Owned	Manufacturing and warehouse
Juarez, Mexico	60,000	Owned	Manufacturing and warehouse
Total Mexico	783,000
Shanghai, China	121,000	Leased	Manufacturing and warehouse
Shanghai, China	8,000	Leased	Manufacturing
Total China	129,000
Da Nang, Vietnam	133,000	Leased	Manufacturing and warehouse
Total Vietnam	133,000
Grand Total	1,838,300

(1)	During fiscal year 2017, we closed the Harrodsburg, Kentucky location and transferred customer programs to other facilities in the USA.
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
Oakdale, Minnesota and Corinth, Mississippi are additionally registered to ISO 14001:2015 environmental standard. Oakdale, Minnesota is additionally registered to ISO-13485:2016 medical devices standard, AS9100C aviation, space and defense standard, and NADCAP certified. The Spokane, Washington and Juarez, Mexico facilities are additionally registered to ISO/IEC 80079-34 explosive atmospheres. Additionally, Juarez, Mexico is registered by the NSF for water products. The Oakdale, Minnesota; Corinth, Mississippi; Fayetteville, Arkansas and Spokane, Washington facilities are all registered by the U.S. State Department for International Traffic in Arms Regulations (ITAR).

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
Market Information
Our common stock is traded on the NASDAQ Global Market, formerly the NASDAQ National Market System under the symbol “KTCC.” Quarterly high and low sales prices for our common stock for fiscal years 2019 and 2018 were as follows:

	2019		2018
	High	Low	High	Low
First Quarter	$8.24	$7.41	$7.40	$6.69
Second Quarter	7.61	5.33	7.95	6.74
Third Quarter	7.30	5.59	7.30	6.81
Fourth Quarter	6.25	4.97	8.60	6.85
High and low stock prices are based on the daily sales prices reported by the NASDAQ Stock Market. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.
Holders and Dividends
As of June 29, 2019, we had 655 shareholders of common stock on record. As a result of our credit agreement with Wells Fargo Bank, N.A. we are restricted from declaring or paying dividends in cash or stock without the Bank’s prior written consent. We have not paid a cash dividend and do not anticipate payment of dividends in the foreseeable future.
Equity Compensation Plan Information
Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report, under the caption “Securities Authorized for Issuance under Equity Compensation Plans”, and that information is incorporated herein by reference.

Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock with the cumulative total return of the NASDAQ Stock Market (U.S. & Foreign) Index and the NASDAQ Electronic Components Index in fiscal 2019.

	6/28/2014	6/27/2015	7/2/2016	7/1/2017	6/30/2018	6/29/2019
Key Tronic Corporation	100.00	99.35	68.87	66.08	70.64	46.41
NASDAQ Composite	100.00	114.44	112.51	144.35	178.42	192.30
NASDAQ Electronic Components	100.00	106.45	112.98	161.62	214.02	215.09

Item 6:	SELECTED FINANCIAL DATA
The following selected data is derived from our audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes, and other information included in this report.
Financial Highlights
(In thousands, except for Supplemental Data and Per Share Amounts)

	Fiscal Year Ended
	June 29, 2019	June 30, 2018	July 1, 2017	July 2, 2016	June 27, 2015 (3)
Consolidated Statements of Operations Data:
Net sales	$464,044	$446,322	$467,797	$484,965	$433,997
Gross profit	34,601	34,169	38,300	38,825	33,305
Gross margin percentage	7.5%	7.7%	8.2%	8.0%	7.7%
Operating income (loss)	(5,958)	1,114	9,544	10,416	6,653
Operating margin percentage	(1.3)%	0.2%	2.0%	2.1%	1.5%
Net income (loss)	(7,982)	(1,325)	5,617	6,533	4,304
Net income (loss) per share – diluted	(0.74)	(0.12)	0.51	0.58	0.38
Consolidated Cash Flow Data:
Cash flows provided by operations (4)	919	3,122	2,284	571	6,987
Capital expenditures	8,386	4,523	9,307	13,277	8,808
Consolidated Balance Sheet Data:
Net working capital (1)	104,695	95,607	100,440	97,349	98,318
Total assets	238,310	246,528	232,840	235,924	230,794
Long-term liabilities	30,447	29,534	38,520	46,232	43,237
Shareholders’ equity	114,459	118,081	116,567	105,582	100,768
Book value per share (2)	$10.64	$10.97	$10.83	$9.84	$9.42
Supplemental Data:
Number of shares outstanding at year-end	10,759,680	10,759,680	10,759,680	10,725,349	10,706,136
Number of employees at year-end	4,067	4,701	5,038	4,947	4,866
Approximate square footage of operational facilities	1,816,300	1,837,300	1,760,000	1,828,000	1,892,000

(1)
Net working capital is defined as total current assets less total current liabilities. Net working capital measures the portion of current assets that are financed by long term funds and is an indicator of short term financial management.

(2)	Book value per share is defined as total shareholders’ equity divided by the number of shares outstanding at the end of the fiscal year.

(3)	Reflects the acquisition of Ayrshire on September 3, 2014 in fiscal year 2015.

(4)	Reflects the retrospective adoption of ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, during the year ended June 29, 2019.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Summary
During the fourth quarter of fiscal year 2019, we continued to win significant new business from EMS competitors and from existing customers, including new programs involving smart security, architectural LED lighting, power meters and smart grid, and wireless power solutions. We also continue to invest in new equipment and processes to be more productive in our Mexico and Vietnam facilities, and we’re expanding and enhancing our US facilities. We’re optimistic about our opportunities for growth in fiscal 2020 and beyond.
Net sales of $464.0 million for fiscal year 2019 increased by 4.0 percent as compared to net sales of $446.3 million in fiscal year 2018. The increase in net sales was primarily driven by an increase in net sales from new program wins, an increase in revenue recognized related to the adoption of Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606), as well as an increase in demand from current customers.
Despite the many unexpected challenges during the second half of fiscal year 2019, we managed to grow our business for the year and ramp up most of our new programs. In the fourth quarter of fiscal year 2019, we saw a disruption in deliveries of a critical component from a supplier in China; delays in the ramp of a new program due to customer-driven design changes; and temporary reductions in customer demand due to concerns over tariffs and trade tension between the US and Mexico. Moving into the first quarter of fiscal 2020, these issues have been largely resolved and we expect revenue to increase significantly.
For the first quarter of fiscal year 2020, the Company expects to report revenue in the range of $115 million to $120 million. Future results will depend on actual levels of customers’ orders, the timing of the start-up of production of new product programs, impact of the new revenue recognition accounting policy and the potential impact of the geopolitical uncertainty. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and continue long-term growth.
We continue to diversify our customer base by adding additional programs and customers. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, military supplies, computer accessories, medical, educational, irrigation, automotive, transportation management, robotics, RFID, power supply, off-road vehicle equipment, fitness equipment, HVAC controls, consumer products, home building products, material handling systems, lighting equipment, consumer security products, smart security, architectural LED lighting, power meters and smart grid, and wireless power solutions.
Gross profit as a percent of net sales was 7.5 percent in fiscal year 2019 compared to 7.7 percent for the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily related to an increase in certain overhead costs and by an increase in material related costs. The level of gross margin is impacted by product mix, timing of the startup of new programs, facility utilization, and pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter and year to year.
Operating loss as a percentage of net sales for fiscal year 2019 was (1.3) percent compared to operating income of 0.2 percent for fiscal year 2018. The decrease in operating income as a percentage of net sales was primarily driven by the one-time impairment of goodwill and intangible assets during fiscal year 2019.

Net loss for fiscal year 2019 was $(8.0) million or $(0.74) per share, as compared to net loss of $(1.3) million or $(0.12) per share for fiscal year 2018. The decrease in net loss for fiscal year 2019 as compared to fiscal year 2018 was primarily driven by the one-time impairment of approximately $12.4 million related to the impairment of goodwill and intangible assets and $1.1 million in severance expense due to improvements in operating efficiencies during fiscal year 2019.
We maintain a strong balance sheet with a current ratio of 2.1 and a debt to equity ratio of 0.32. Total cash provided by operating activities as defined on our cash flow statement was $0.9 million during fiscal year 2019. We maintain sufficient liquidity for our expected future operations. As of June 29, 2019, we had $23.4 million outstanding on our revolving line of credit with Wells Fargo Bank, N.A. As a result, $21.3 million remained available to borrow as of June 29, 2019. We believe cash flow from operations, our borrowing capacity, our accounts receivable sale program, and equipment financing should provide adequate capital for planned growth over the long term.
RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended June 29, 2019 with the Fiscal Year Ended June 30, 2018
The following table sets forth for the periods indicated certain items of the consolidated statements of income expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Fiscal Year Ended
	June 29, 2019	% of net sales	June 30, 2018	% of net sales	$ change	% point change
Net sales	$464,044	100.0%	$446,322	100.0%	$17,722	—
Cost of sales	429,443	92.5	412,153	92.3	17,290	0.2
Gross profit	34,601	7.5	34,169	7.7	432	(0.2)
Operating expenses:
Research, development and engineering	6,555	1.4	6,186	1.4	369	—
Selling, general and administrative	21,556	4.6	22,334	5.0	(778)	(0.4)
Impairment of goodwill and intangibles	12,448	2.7	—	—	12,448	2.7
Loss on settlement of arbitration	—	—	4,535	1.0	(4,535)	(1.0)
Total operating expenses	40,559	8.7	33,055	7.4	7,504	1.3
Operating income (loss)	(5,958)	(1.3)	1,114	0.2	(7,072)	(1.5)
Interest expense, net	2,782	0.6	2,556	0.6	226	—
Income (loss) before income taxes	(8,740)	(1.9)	(1,442)	(0.3)	(7,298)	(1.6)
Income tax benefit	(758)	(0.2)	(117)	—	(641)	(0.2)
Net loss	$(7,982)	(1.7)%	$(1,325)	(0.3)%	$(6,657)	(1.4)
Effective income tax rate	8.7%		8.1%
Net Sales
The increase in net sales of $17.7 million from prior year period was primarily driven by an increase in net sales from new program wins, an increase in revenue recognized related to the adoption of Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606), as well as an increase in demand from current customers.

The following table shows the revenue by industry sectors as a percentage of revenue for fiscal years 2019 and 2018:

	Fiscal Year Ended
	June 29, 2019	June 30, 2018
Industrial	44%	42%
Consumer	39	38
Gaming	8	7
Communication	5	4
Transportation	2	4
Computer and Peripheral	1	3
Printers	1	2
Total	100%	100%
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
Sales to foreign locations represented 23.0 percent and 26.2 percent of our total net sales in fiscal years 2019 and 2018, respectively.
Cost of Sales
Total cost of sales as a percentage of net sales was 92.5 percent and 92.3 percent in fiscal years 2019 and 2018, respectively.
Total cost of materials as a percentage of net sales was approximately 62.8 percent and 61.1 percent in fiscal years 2019 and 2018, respectively. The change from year-to-year is primarily a result of unfavorable product mix.
Production and support costs as a percentage of net sales were 29.7 percent and 31.2 percent in fiscal years 2019 and 2018, respectively.
We provide a reserve for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage. We also consider our customers' ability to pay for inventory whether or not there is a lead-time assurance agreement for a specific program. The amounts charged to expense for these inventories were approximately $91,000 and $31,000 in fiscal years 2019 and 2018, respectively.
We provide warranties on certain products we sell and estimate warranty costs based on historical experience and anticipated product returns. Warranty expense is related to workmanship claims on keyboards and EMS products. The amounts charged to expense are determined based on an estimate of warranty exposure. The net warranty expense was approximately $83,000 and $74,000 in fiscal years 2019 and 2018, respectively.
Gross Profit
Gross profit as a percentage of net sales was 7.5 percent and 7.7 percent in fiscal years 2019, and 2018, respectively. The 0.2 percentage point decrease in gross profit as a percentage of net sales during fiscal year 2019 as compared to fiscal year 2018 is primarily related to a 1.6 percentage point increase in material related costs partially offset by a 1.4 percentage point decrease in certain overhead costs related to headcount reductions.
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

We took early pay discounts to suppliers that totaled approximately $0.8 million and $1.7 million in fiscal years 2019 and 2018, respectively. Early pay discounts will fluctuate based on our liquidity and changes in the discounts and terms offered by our suppliers.

Research, Development and Engineering
Research, development and engineering expenses (RD&E) consists principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Total RD&E expenses were $6.6 million in fiscal year 2019 and $6.2 million in fiscal year 2018, respectively. Total RD&E expenses as a percent of net sales were 1.4 percent in fiscal years 2019 and 2018.
Selling, General and Administrative
Selling, general and administrative expenses (SG&A) consist principally of salaries and benefits, advertising and marketing programs, sales commissions, travel expenses, provision for doubtful accounts, facilities costs, and professional services. Total SG&A expenses were $21.6 million and $22.3 million in fiscal years 2019 and 2018, respectively. Total SG&A expenses as a percent of net sales were 4.6 percent and 5.0 percent in fiscal years 2019 and 2018, respectively. This 0.4 percentage point decrease in SG&A as a percentage of net sales is primarily related to a decrease in legal fees and a decrease in amortization expense related to intangibles assets that were impaired during fiscal year 2019.
Impairment of goodwill and intangibles
During fiscal year 2019, the Company assessed other finite-lived intangible assets including the Company’s customer relationships and favorable lease agreements due to an indicator of possible impairment being present, as discussed in footnote 14 of the “Notes to Consolidated Financial Statements.” As a result of the analysis performed, the Company determined that the carrying value of the customer relationships intangible asset was not recoverable and recorded an impairment for the entire carrying amount during the third quarter of fiscal year 2019. During fiscal year 2019, a goodwill impairment of $10.0 million and other intangible assets impairment of $2.5 million was recognized. The Company’s analysis did not indicate that any of its other long-lived assets were impaired.
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
Interest Expense
We had net interest expense of $2.8 million and $2.6 million in fiscal years 2019 and 2018, respectively. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit.
Income Tax Benefit
We had an income tax benefit of approximately $(0.8) million during fiscal year 2019 and $(0.1) million during fiscal year 2018. The income tax benefit recognized during fiscal years 2019 and 2018 was primarily a function of U.S., and foreign taxes recognized at statutory rates and the net benefit associated with federal research and development tax credits, offset by the tax impact of the nondeductible goodwill write-off in fiscal year 2019 and the impacts of U.S. tax reform in fiscal year 2018.
We continually review our requirements for liquidity domestically to fund current operations, revenue growth and to look for potential future acquisitions. We anticipate repatriating a portion of our unremitted foreign earnings. The estimated taxes associated with these expected repatriations are included in the income tax calculation. For further information on taxes please review footnote 6 of the “Notes to Consolidated Financial Statements.”

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

•	Key Tronic Vietnam leases one facility in Da Nang, Vietnam. This facility includes SMT, assembly, and warehouse capabilities. Its primary function is to provide EMS services for export.
Foreign sales (based on shipping instructions) from our worldwide operations, including domestic exports, were $106.7 million and $117.1 million in fiscal years 2019 and 2018, respectively. Products and manufacturing services provided by our subsidiary operations are often shipped to customers directly by the parent company.
RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended June 30, 2018 with the Fiscal Year Ended July 1, 2017
To review the results of operations comparison of the fiscal year ended June 30, 2018 with the fiscal year ended July 1, 2017, please refer to our Form 10-K filed September 10, 2018 with the Securities and Exchange Commission or follow the link below.
https://www.sec.gov/Archives/edgar/data/719733/000071973318000054/ktcc-06302018x10k.htm

Capital Resources and Liquidity
Operating Cash Flow
Net cash provided by operating activities for fiscal year 2019 was $0.9 million compared to net cash provided by operating activities of $3.1 million and $2.3 million in fiscal years 2018 and 2017, respectively. The decrease in cash provided by operating activities is a result of the net loss and the impairment of the goodwill and intangible assets. Upon adoption of ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, the Company recorded $6.5 million of cash receipts on the deferred purchase price from receivables factored by the Company during fiscal year 2019, in cash flows from investing activities that under the previous guidance would have been classified as cash flows from operating activities. Further, the Company reclassified $8.3 million and $7.1 million of similar cash receipts related to fiscal year 2018 and 2017, respectively, from cash flows from operating activities to cash flows from investing activities.
The $0.9 million of net cash provided by operating activities during fiscal year 2019 is primarily related to $8.0 million of net loss adjusted for $12.4 million impairment of goodwill and intangibles, $7.3 million of depreciation and amortization, $6.7 million of cash received from arbitration settlement, $3.3 million decrease in accounts receivable, partially offset by a $10.3 million increase in contract assets, a $4.5 million increase in other assets and a $2.6 million decrease in accounts payable and a $1.4 million increase in inventory.
The $3.1 million of net cash provided by operating activities during fiscal year 2018 was primarily related to $1.3 million of net loss, $7.8 million of depreciation and amortization, a $23.3 million increase in accounts payable, a $12.6 million decrease in accounts receivable, a $0.6 million decrease in inventory, partially offset by a $4.5 million loss on arbitration.
The $2.3 million of net cash provided by operating activities during fiscal year 2017 was primarily due to $5.6 million of net income, $7.2 million of depreciation and amortization and a $4.9 million decrease in inventory partially offset by a $5.1 million increase in accounts receivable and a $5.9 million decrease in accounts payable.
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our Trade Accounts Receivable Purchase Program. During fiscal years 2019, 2018 and 2017, we factored receivables of $81.0 million, $104.7 million and $86.5 million, respectively, from accounts receivable sold to financial institutions, which are not included on our Consolidated Balance Sheets. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, negotiated supplier terms, and taking advantage of early pay discounts.
Investing Cash Flow
Cash flows used in investing activities were $1.9 million for fiscal year 2019. Cash flows provided by investing activities were $4.9 million for fiscal year 2018 and cash flows used in investing activities were $1.3 million in fiscal year 2017. Our primary use of cash in investing activities during fiscal years 2019, 2018 and 2017, was purchasing equipment to support increased production levels for new programs, and our primary source of cash provided by investing activities came from receipts of the deferred purchase price on factored receivables.
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds and available borrowing capacities. During fiscal year 2019, we did not receive any cash resulting from the sale and leaseback of equipment under operating leases. During fiscal years 2018 and 2017, we received $1.0 million and $0.6 million of cash resulting from the sale and leaseback of equipment under operating leases, respectively.
Financing Cash Flow
Cash flows provided by financing activities were $1.2 million in fiscal year 2019, cash flows used in financing activities were $8.0 million in fiscal year 2018 and $1.6 million in fiscal year 2017. Our primary financing activities during fiscal year 2019, were repayments on our term loans of $5.9 million as well as borrowings and repayments under our revolving line of credit facility. Our primary financing activities during fiscal year 2018 was repayments on our term loans of $5.9 million as well as borrowings and repayments under our revolving line of credit facility. Our primary financing activities during fiscal year 2017 was the funding of a $3.9 million equipment term loan, repayments on our term loans of $5.4 million as well as borrowings and repayments under our revolving line of credit facility.
As of June 29, 2019, the Company had an outstanding balance on the line of credit of $23.4 million. We had availability to borrow an additional $21.3 million under the Wells Fargo line of credit and we were in compliance with our loan covenants. Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and fixed asset financing will be sufficient to meet our working and fixed capital requirements for the foreseeable future.

As of June 29, 2019, we had approximately $0.6 million of cash held by foreign subsidiaries. Under the Tax Cuts and Jobs Act, future cash repatriations from these foreign subsidiaries are no longer subject to U.S. income taxes, but may be subject to foreign withholding taxes. See additional discussion in Footnote 6, Income Taxes. The total amount of foreign withholding taxes required to be paid for the amount of foreign subsidiary cash on hand as of June 29, 2019, would approximate $54,000. The Company also has approximately $20.7 million of foreign earnings that have not been repatriated to the U.S. Of that amount, the Company estimates that $7.8 million is to be repatriated in the future, requiring foreign withholding taxes of $0.8 million that is currently accrued in our deferred tax liabilities. The remaining $12.9 million is considered to be permanently reinvested in Mexico and China. If these amounts were required to be repatriated, we estimate it would create an additional $1.3 million in foreign withholding taxes payable.
Contractual Obligations and Commitments
In the normal course of business, we enter into contracts which obligate us to make payments in the future. The table below sets forth our significant future obligations by fiscal year:
Payments Due by Fiscal Year (in thousands)

	Total	2020	2021	2022	2023	2024	Thereafter
Term loans (1)	$12,992	$5,871	$5,871	$1,250	$—	$—	$—
Wells Fargo Bank N.A. revolving loan (2)	$23,356	$—	$—	$—	$—	$23,356	$—
Operating leases (3)	$18,239	$4,777	$3,563	$2,641	$1,866	$1,271	$4,121
Purchase orders (4)

(1)
The terms of the Wells Fargo Bank N.A. term loans are discussed in the consolidated financial statements at Note 4, “Long-Term Debt.” Principal on the term loan is payable in equal quarterly installments of $1.25 million through June 15, 2021, with final installment of all remaining unpaid principal due on August 31, 2021. The equipment term loan is payable in equal quarterly payments of approximately $0.2 million which commenced on March 31, 2017 and will continue through the maturity of the equipment term loan on June 30, 2021.

(2)
The terms of the Wells Fargo Bank N.A. revolving loan are discussed in the consolidated financial statements at Note 4, “Long-Term Debt.” As of June 29, 2019, we were in compliance with our loan covenants.

(3)
We maintain vertically integrated manufacturing operations in the United States, Mexico, China and Vietnam. We lease some of our administrative and manufacturing facilities and equipment. A complete discussion of properties can be found in Part 1, Item 2 at “Properties.” Leases have proven to be an acceptable method for us to acquire new or replacement equipment and to maintain facilities with a minimum impact on our short term cash flows for operations. In addition, such operations are heavily dependent upon technically superior manufacturing equipment including molding machines in various tonnages, Surface Mount Technology (SMT) lines, sheet metal fabrication and stamping machines, clean rooms, and automated insertion, and test equipment for the various products we are capable of producing.

(4)
As of June 29, 2019, we had open purchase order commitments for materials and other supplies of approximately $31.8 million. Included in the open purchase orders are various blanket orders for annual requirements. Actual needs under these blanket purchase orders fluctuate with our manufacturing levels and as such cannot be broken out between fiscal years. In addition, we have contracts with many of our customers that minimize our exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with our suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations.

In addition to the cash requirements presented above, we have various other accruals which are not included in the table above. For example, we owe our suppliers approximately $73.6 million for accounts payable and shipments in transit at the end of the fiscal year. We generally pay our suppliers in a range from 30 to 120 days depending on terms offered. These payments are financed by operating cash flows and our revolving line of credit.
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
Revenue
The Company specializes in services ranging from product manufacturing to engineering and tooling services. Subsequent to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) during the year ended June 29, 2019, the first step in its process for revenue recognition is to identify the contract with a customer. A contract is defined as an agreement between two or more parties that creates enforceable rights and obligations. A contract can be written, oral, or implied. The Company generally enters into manufacturing service agreements (“MSA”) with its customers that outlines the terms of the business relationship between the customer and the Company. This includes matters such as warranty, indemnification, transfer of title and risk of loss, liability for excess and obsolete inventory, pricing, payment terms, etc. The Company will also bid on a program-by-program basis for customers in which an executed MSA may not be in place. In these instances, as well as when we have an MSA in place, we receive customer purchase orders for specific quantities and timing of products. As a result, the Company considers its contract with a customer to be the combination of the MSA and the purchase order. The transaction price is fixed and set forth in each purchase order. In the Company's normal course of business, there are no variable pricing components, or material amounts refunded to customers in the form of refunds or rebates.
The Company assesses whether control of the product or services promised under the contract is transferred to the customer at a point in time (shipment) or over time (as we manufacture the product). The Company is first required to evaluate whether its contracts meet the criteria for 'over-time' or 'point-in-time' recognition. The Company has determined that for the majority of its contracts the Company is manufacturing products for which there is no alternative use due to the unique nature of the customer-specific product, IP and other contract restrictions. Further, the Company has an enforceable right to payment including a reasonable profit for performance completed to date with respect to these contracts. As a result, revenue is recognized under these contracts 'over-time' based on the input cost-to-cost method as it better depicts the transfer of control. This input method is based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, such as manufacturing contracts for which the terms do not provide an enforceable right to payment for performance completed to date, the Company recognizes revenue when it has transferred control of the related manufactured products which generally occurs upon shipment to the customer. Revenue from engineering services is recognized over time as the services are performed
Prior to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), sales revenue from manufacturing is recognized upon shipment of the manufactured product per contractual terms. Upon shipment, title transfers and the customer assumes risks and rewards of ownership of the product. The price to the buyer is fixed or determinable and recoverability is reasonably assured. Unless specifically stated in contractual terms, there are no formal customer acceptance requirements or further obligations related to the manufacturing services; if any such requirements exist, then sales revenue is recognized at the time when such requirements are completed and such obligations are fulfilled. Revenue is recorded net of estimated returns of manufactured product based on management’s analysis of historical returns. Revenues and associated costs from engineering design, development services and tooling, which are performed under contract of short term durations, are recognized only after the completed performance of the service.
Inactive, Obsolete, and Surplus Inventory Reserve
Inventories are stated at the lower of cost or net realizable value. Inventory valuation is determined using the first-in, first-out (FIFO) method. We reserve for inventories that we deem inactive, obsolete or surplus. This reserve is calculated based upon the demand for the products that we produce. Demand is determined by expected sales, customer purchase orders, or customer forecasts. If expected sales do not materialize, then we would have inventory in excess of our reserves and would have to charge the excess against future earnings. In the case where we have purchased material based upon a customer’s forecast or purchase orders, we are usually covered by lead-time assurance agreements or purchase orders with each customer. These contracts state that the financial liability for material purchased within agreed upon lead-time and based upon the customer’s forecasts, lies with the customer. If we purchase material outside the lead-time assurance agreement and the customer’s forecasts do not materialize or if we have no lead-time assurance agreement for a specific program, we would have the financial liability and may have to charge inactive, obsolete or surplus inventory against earnings. We also reserve for inventory related to specific customers covered by lead-time assurance agreements when those customers are experiencing financial difficulties or reimbursement is not reasonably assured.

Allowance for Doubtful Accounts
We value our accounts receivable net of an allowance for doubtful accounts. As of June 29, 2019, the allowance for doubtful accounts was approximately $58,000. As of June 30, 2018, we did not have an allowance for doubtful accounts. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.
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
Goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. In the event that goodwill is impaired, an impairment charge to earnings would become necessary. The Company also has the option to bypass the qualitative assessment for goodwill in any period and proceed directly to performing the quantitative impairment test. Refer to footnote 14 for discussion of the write-off of goodwill and other intangibles that occurred during fiscal year 2019, as a result of certain triggering events being present.
New and Future Accounting Pronouncements
See Note 1 to our consolidated financial statements.

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility and term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility and term loans fluctuate with the Wells Fargo Bank prime rate and LIBOR rates. There was outstanding $23.4 million in borrowings under our revolving credit facility and $13.0 million outstanding on our term loans as of June 29, 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loan.
Our only material interest rate risk is associated with our revolving credit facility and term loans. During the second quarter of fiscal year 2015, we entered into an interest rate swap contract with a notional amount of $25.0 million related to the borrowings outstanding under the term loan and revolving credit facility. As of June 29, 2019, the remaining notional amount of the interest rate swap contract was $2.5 million. Through the use of the interest rate swap, as described above, we fixed the basis on which we pay interest, thus eliminating much of our interest rate risk. See Note 10 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts and swaps to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was $39.7 million of foreign currency forward contracts and swaps outstanding as of June 29, 2019. The fair value of these contracts and swaps was approximately $3.2 million. See Note 10 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Key Tronic Corporation
Spokane Valley, Washington
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Key Tronic Corporation (the “Company”) as of June 29, 2019 and June 30, 2018, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended June 29, 2019, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 29, 2019 and June 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 29, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 12, 2019 expressed an unqualified opinion thereon.
Change in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, effective July 1, 2018, the Company adopted Topic 606: Revenue from Contracts with Customers, and ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.
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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2003

Spokane, Washington
September 12, 2019

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 29, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$601	$343
Trade receivables, net of allowance for doubtful accounts of $58 and $0	58,429	70,262
Contract assets	22,161	—
Inventories, net	100,431	110,315
Other	16,477	13,600
Total current assets	198,099	194,520
Property, plant and equipment, net	29,413	27,548
Other assets:
Deferred income tax asset	7,840	7,882
Goodwill	—	9,957
Other intangible assets, net	657	3,726
Other	2,301	2,895
Total other assets	10,798	24,460
Total assets	$238,310	$246,528
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,571	$76,198
Accrued compensation and vacation	6,759	8,105
Current portion of debt, net	5,841	5,841
Other	7,233	8,769
Total current liabilities	93,404	98,913
Long-term liabilities:
Term loans	7,091	12,932
Revolving loan	23,356	16,222
Other long-term obligations	—	380
Total long-term liabilities	30,447	29,534
Total liabilities	123,851	128,447
Commitments and contingencies (Note 4 and 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,760 and 10,760 shares, respectively	46,680	46,244
Retained earnings	65,353	72,806
Accumulated other comprehensive loss	2,426	(969)
Total shareholders’ equity	114,459	118,081
Total liabilities and shareholders’ equity	$238,310	$246,528
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Net sales	$464,044	$446,322	$467,797
Cost of sales	429,443	412,153	429,497
Gross profit	34,601	34,169	38,300
Research, development and engineering expenses	6,555	6,186	6,393
Selling, general and administrative expenses	21,556	22,334	22,363
Impairment of goodwill and intangibles	12,448	—	—
Loss on settlement of arbitration	—	4,535	—
Total operating expenses	40,559	33,055	28,756
Operating income (loss)	(5,958)	1,114	9,544
Interest expense, net	2,782	2,556	2,288
Income (loss) before income taxes	(8,740)	(1,442)	7,256
Income tax provision (benefit)	(758)	(117)	1,639
Net income (loss)	$(7,982)	$(1,325)	$5,617
Net income (loss) per share — Basic	$(0.74)	$(0.12)	$0.52
Weighted average shares outstanding — Basic	10,760	10,760	10,756
Net income (loss) per share — Diluted	$(0.74)	$(0.12)	$0.51
Weighted average shares outstanding — Diluted	10,760	10,760	10,917
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Year Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Comprehensive income:
Net income (loss)	$(7,982)	$(1,325)	$5,617
Other comprehensive income (loss):
Unrealized gain on hedging instruments, net of tax	3,395	2,392	4,798
Comprehensive income (loss)	$(4,587)	$1,067	$10,415

Other comprehensive income (loss) for fiscal years 2019, 2018, and 2017 is reflected net of tax provision of approximately $1.0 million, $0.7 million and $2.5 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Operating activities:
Net income (loss)	$(7,982)	$(1,325)	$5,617
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Goodwill and intangible assets impairment	12,448	—	—
Depreciation and amortization	7,298	7,774	7,232
Amortization of deferred loan costs	30	30	17
Provision for obsolete inventory	91	31	496
Provision for warranty	83	74	68
Provision for (recovery of) doubtful accounts	58	(84)	(10)
Loss on disposal of assets	3	20	101
Share-based compensation expense	436	447	692
Deferred income taxes	(1,116)	(1,562)	(471)
Loss on settlement of arbitration	—	(4,535)	—
Changes in operating assets and liabilities
Trade receivables	3,344	(12,559)	(5,102)
Contract assets	(10,255)	—	—
Cash received from arbitration settlement	6,684	—	—
Inventories	(1,417)	589	4,920
Other assets	(4,490)	(9,249)	(4,908)
Accounts payable	(2,627)	23,320	(5,889)
Accrued compensation and vacation	(1,346)	(1,900)	434
Other liabilities	(323)	2,051	(913)
Cash provided by operating activities	919	3,122	2,284
Investing activities:
Purchases of property and equipment	(8,386)	(4,523)	(9,307)
Proceeds from sale of fixed assets	22	1,041	834
Cash receipts from deferred purchase price of factored receivables	6,455	8,335	7,141
Cash provided by (used in) investing activities	(1,909)	4,853	(1,332)
Financing activities:
Payment of financing costs	(15)	(21)	(221)
Proceeds from issuance of long term debt	—	—	3,919
Repayments of long term debt	(5,871)	(5,871)	(5,435)
Borrowings under revolving credit agreement	181,688	187,419	161,240
Repayments of revolving credit agreement	(174,554)	(189,532)	(160,978)
Tax withholding from exercise of share-based compensation	—	—	(122)
Cash provided by (used in) financing activities	1,248	(8,005)	(1,597)
Net increase (decrease) in cash and cash equivalents	258	(30)	(645)
Cash and cash equivalents, beginning of period	343	373	1,018
Cash and cash equivalents, end of period	$601	$343	$373
Supplemental cash flow information:
Interest payments	$2,773	$2,529	$2,238
Income tax payments, net of refunds	$(511)	$304	$1,799
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, July 2, 2016	10,725	$45,227	$67,928	$(7,573)	$105,582
Net income	—	—	5,617	—	5,617
Unrealized gain on hedging instruments, net	—	—	—	4,798	4,798
Exercise of stock appreciation rights	49	—	—	—	—
Shares withheld for taxes	(14)	(122)	—	—	(122)
Share-based compensation	—	692	—	—	692
Balances, July 1, 2017	10,760	$45,797	$73,545	$(2,775)	$116,567
Net loss	—	—	(1,325)	—	(1,325)
Tax rate effect reclassification			586	(586)	—
Unrealized gain on hedging instruments, net	—	—	—	2,392	2,392
Share-based compensation	—	447	—	—	447
Balances, June 30, 2018	10,760	$46,244	$72,806	$(969)	$118,081
Net loss	—	—	(7,982)	—	(7,982)
ASC 606 opening balance sheet adjustment	—	—	529	—	529
Unrealized gain on hedging instruments, net	—	—	—	3,395	3,395
Share-based compensation	—	436	—	—	436
Balances, June 29, 2019	10,760	$46,680	$65,353	$2,426	$114,459
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SIGNIFICANT ACCOUNTING POLICIES
Business
Key Tronic Corporation and subsidiaries (the Company) is engaged in electronic manufacturing services (EMS) for original equipment manufacturers (OEMs) and also manufactures keyboards and other input devices. The Company’s headquarters are located in Spokane Valley, Washington with manufacturing operations in Oakdale, Minnesota; Fayetteville, Arkansas; Corinth, Mississippi; and foreign manufacturing operations in Juarez, Mexico; Shanghai, China; and Da Nang, Vietnam.
Principles of Consolidation
The consolidated financial statements include the Company and its wholly owned subsidiaries in the United States, Mexico, China and Vietnam. Intercompany balances and transactions have been eliminated during consolidation.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Inventory valuation is determined using the first-in, first-out (FIFO) method. Customer orders are based upon forecasted quantities of product manufactured for shipment over defined periods. Raw material inventories are purchased to fulfill these customer requirements. Within these arrangements, customer demands for products frequently change, sometimes creating excess and obsolete inventories. The Company regularly reviews raw material inventories by customer for both excess and obsolete quantities. Wherever possible, the Company attempts to recover its full cost of excess and obsolete inventories from customers or, in some cases, through other markets. When it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. We also reserve for inventory related to specific customers covered by lead-time assurance agreements when those customers are experiencing financial difficulties or reimbursement is not reasonably assured.
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
During the third quarter of fiscal year 2019, the Company also assessed other finite-lived intangible assets including the Company’s customer relationships and favorable lease agreements due to an indicator of possible impairment being present, as discussed above. As a result of the analysis performed, the Company determined that the carrying value of the customer relationships intangible asset was not recoverable and recorded an impairment for the entire carrying amount during the third quarter of fiscal year 2019. The Company’s analysis did not indicate that any of its other long-lived assets were impaired. Refer to footnote 14 for impairment analysis for goodwill and other intangibles that occurred during fiscal year 2019, as a result of certain triggering events being present.
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

Revenue Recognition
Prior to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), sales revenue from manufacturing is recognized upon shipment of the manufactured product per contractual terms. Upon shipment, title transfers and the customer assumes risks and rewards of ownership of the product. The price to the buyer is fixed or determinable and recoverability is reasonably assured. Unless specifically stated in contractual terms, there are no formal customer acceptance requirements or further obligations related to the manufacturing services; if any such requirements exist, then sales revenue is recognized at the time when such requirements are completed and such obligations are fulfilled. Revenue is recorded net of estimated returns of manufactured product based on management’s analysis of historical returns.
Subsequent to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) during the year ended June 29, 2019, the first step in its process for revenue recognition is to identify the contract with a customer. A contract is defined as an agreement between two or more parties that creates enforceable rights and obligations. A contract can be written, oral, or implied. The Company generally enters into manufacturing service agreements (“MSA”) with its customers that outlines the terms of the business relationship between the customer and the Company. This includes matters such as warranty, indemnification, transfer of title and risk of loss, liability for excess and obsolete inventory, pricing, payment terms, etc. The Company will also bid on a program-by-program basis for customers in which an executed MSA may not be in place. In these instances, as well as when we have an MSA in place, we receive customer purchase orders for specific quantities and timing of products. As a result, the Company considers its contract with a customer to be the combination of the MSA and the purchase order. The transaction price is fixed and set forth in each purchase order. In the Company's normal course of business, there are no variable pricing components, or material amounts refunded to customers in the form of refunds or rebates.
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
The Company uses derivatives to manage the variability of foreign currency fluctuations of expenses in our Mexico facilities. The foreign currency forward contracts and interest rate swaps have terms that are matched to the underlying transactions being hedged. As a result, these transactions fully offset the hedged risk and no ineffectiveness has been recorded.
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at June 29, 2019 and June 30, 2018, reasonably approximate their fair value. The Company had an outstanding balance on the line of credit of $23.4 million as of June 29, 2019 and $16.2 million as of June 30, 2018, with a carrying value that reasonably approximates the fair value. The Company had an outstanding balance on the term loan of $11.3 million as of June 29, 2019 and $16.3 million as of June 30, 2018, with a carrying value that reasonably approximates the fair value. The equipment term loan is estimated to be $1.7 million as of June 29, 2019 and $2.6 million as of June 30, 2018, with a carrying value that reasonably approximates the fair value.
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

Newly Adopted and Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606) (also referred to as Accounting Standard Codification 606 (“ASC 606”). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Additionally, disclosures required for revenue recognition will include qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from costs to obtain or fulfill a contract. Such disclosures are more extensive than what is required under existing GAAP. The Company adopted the standard on July 1, 2018 using the modified retrospective approach by applying the guidance to all open contracts at the adoption date and has implemented revised accounting policies, new operational and financial reporting processes, enhanced systems capabilities and relevant internal controls. As part of adopting ASC 606, revenue for certain customer contracts where the Company is manufacturing products for which there is no alternative use and the Company has an enforceable right to payment including a reasonable profit for work-in-progress inventory will be recognized over time instead of upon shipment of products. In addition to the following disclosures, footnote 15 provides further disclosures required by the new standard.

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
The following tables summarize the impacts of ASC 606 adoption on the Company’s consolidated balance sheets and consolidated statements of income (loss):

Consolidated Balance Sheet
As of June 29, 2019
	Impact of Adopting ASC 606
(Unaudited, in thousands)	As Reported	606 Adjustment	Balance without 606 Adoption
ASSETS
Contract assets	22,161	(22,161)	—
Inventories	100,431	19,563	119,994
Deferred income tax asset	7,840	167	8,007

LIABILITIES AND SHAREHOLDERS’ EQUITY
Retained earnings	65,353	2,431	62,922

Consolidated Statement of Income (Loss)

	Impact of Adopting ASC 606
(Unaudited, in thousands)	Twelve Months Ended June 29, 2019
	As Reported	606 Adjustment	Balance without 606 Adoption
Net sales	$464,044	$10,254	$453,790
Cost of sales	429,443	8,353	421,090
Gross profit	34,601	1,901	32,700
Net income	$(7,982)	$1,901	$(9,883)
For the fiscal year ended June 29, 2019, the reported revenue and gross profit was approximately $464.0 million, and $34.6 million; respectively. This reflects the adoption of ASC 606 as revenue and gross profit would have been $10.3 million and $1.9 million less without ASC 606 adoption; respectively. This is primarily due to the change from 'point-in-time' to 'over-time' recognition as the standard requires. There was not a material tax impact for the twelve months ended June 29, 2019 from adopting ASC 606.
The Company applies the following practical expedients:
The Company elected to not disclose information about remaining performance obligations as its performance obligations generally have an expected durations of one year or less.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases which supersedes ASC 840 Leases and creates a new topic, ASC 842 Leases. This update requires lessees to recognize a lease asset and a lease liability for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, June 30, 2019. In July 2018, the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842, Leases. The update is intended to clarify certain aspects of the new leases standard, Topic 842. The amendments affect narrow aspects of the guidance issued in update 2016-02 discussed above. The amendments address residual value guarantees, the rate implicit in the lease, certain lessee and lessor reassessments, variable lease payments that depend on an index or rate, investment tax credits, lease term and purchase option, transition guidance and certain adjustments, impairment of the net investment in the lease, residual assets that are not guaranteed, as well as other areas of improvement and clarification. The amendments have the same effective date and transition requirements as the new leases standard. The Company intends to adopt the new lease guidance when it becomes effective in the first quarter of fiscal year 2020.
The Company is continuing to assess the impact of adopting the new standard on its consolidated financial statements, as well as its process to determine the actual amount of the required transition adjustment to reflect the balance of the right of use asset and lease liability. These conclusions may change as the Company continues its evaluation. ASC 842 provides a number of optional practical expedients impacting transition to the new standard. Management elected the package of practical expedients which, among other things, allows the Company to carry forward historical lease classification in place prior to June 30, 2019. ASC 842 also provides practical expedients for an entity’s accounting after transition. Management has elected the short-term lease recognition exemption for all leases that qualify, as well as the practical expedient to not separate lease and non-lease components. Both of these expedients were elected for all classes of underlying leased assets. The Company is also continuing to adjust its accounting policies, operational and financial reporting processes, systems capabilities and relevant internal controls.
In August 2016, the FASB issued Accounting Standards Update 2016-15, Classification of Certain Cash Receipts and Cash Payments. The update is intended to provide guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. Under the guidance, cash receipts from the deferred purchase price of the Company's factored receivables will be classified as cash flows from investing activities instead of the Company's former presentation as cash flows from operations. The Company adopted the guidance during the first quarter of fiscal year 2019 and retrospectively adjusted cash flows from operating and investing activities for the fiscal year ended June 29, 2019 and June 30, 2018; respectively. Upon adoption of the standard, the Company recorded $6.5 million of cash receipts on the deferred purchase price from receivables factored by the Company during the fiscal year ended June 29, 2019, and reclassified $8.3 million of cash receipts on the deferred purchase price from receivables factored by the Company for the fiscal year ended June 30, 2018, from cash flows from operating activities to cash flows from investing activities.
In January 2017, the FASB issued Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. The Company chose to early adopt the new guidance during the third quarter of fiscal year 2019.
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
Fiscal Year
The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2019, 2018, and 2017, ended on June 29, 2019, June 30, 2018, and July 1, 2017, respectively. Fiscal year 2019, 2018 and 2017 were all 52 week years.

2. INVENTORIES
The components of inventories consist of the following (in thousands):

	June 29, 2019	June 30, 2018
Finished goods	$76,757	$14,927
Work-in-process	11,705	22,254
Raw materials and supplies	11,969	73,134
	$100,431	$110,315
As a result of the adoption of ASC 606, amounts that would have been reported as inventory under prior guidance are now included in contract assets on the Consolidated Balance Sheet as disclosed in footnote 1. As a result of this accounting change, finished goods as of June 29, 2019 are $10.0 million less than they would have been had we not adopted ASC 606 and work-in-process inventory as of June 29, 2019 is $9.6 million less than they would have been had we not adopted ASC 606. The comparative information as of June 30, 2018, has not been restated and continues to be reported under the accounting standards in effect at that time.

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	Life	June 29, 2019	June 30, 2018
	(in years)	(in thousands)
Land	—	$2,940	$2,940
Buildings and improvements	3 to 30	23,776	23,441
Equipment	1 to 10	67,348	60,367
Furniture and fixtures	3 to 5	4,248	3,754
Total Property, Plant and Equipment		98,312	90,502
Accumulated depreciation		(68,899)	(62,954)
Property, Plant and Equipment, net		$29,413	$27,548

4. LONG-TERM DEBT
On September 30, 2018, the Company entered into a Fourth amendment to the amended and restated credit agreement to extend the maturity date to August 31, 2021 on the term loan in the amount of $35.0 million that was used to acquire all of the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics). The term loan requires quarterly payments of $1.25 million through June 15, 2021, with a final payment of the remaining outstanding balance on August 31, 2021. The Company had an outstanding balance of $11.3 million and $16.3 million under the term loan as of June 29, 2019 and June 30, 2018, respectively.
On August 6, 2015, the Company entered into a First Amendment to the amended and restated credit agreement extending the limit on our line of credit facility to $45.0 million as evidenced by the Second Replacement Revolving Note. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes. The line of credit is secured by substantially all of the assets of the Company. On September 30, 2018, the Company entered into a Fourth amendment to the amended and restated credit agreement to extend the maturity date to November 1, 2023, at which time all outstanding balances are payable. As of June 29, 2019, the Company had an outstanding balance under the credit facility of $23.4 million, $0.4 million in outstanding letters of credit and $21.3 million available for future borrowings. As of June 30, 2018, the Company had an outstanding balance under the credit facility of $16.2 million, $0.4 million in outstanding letters of credit and $28.4 million available for future borrowings.
On December 28, 2016, the Company entered into an equipment term loan agreement in the amount of $3.9 million in order to further invest in production equipment. The equipment term loan is collateralized by production equipment. Under this loan agreement, equal quarterly payments of approximately $0.2 million commenced on March 31, 2017 and will continue through the maturity of the equipment term loan on June 30, 2021. Amortization of the debt issuance costs is reported as interest expense on the consolidated income statement. As of June 29, 2019, the Company had an outstanding balance of $1.7 million. As of June 30, 2018, the Company had an outstanding balance of $2.6 million.
Borrowings under the revolving line of credit, term loan and equipment term loan bear interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 1.75%, LIBOR plus 2.0% or LIBOR plus 2.25% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The interest rates on the outstanding debt as of June 29, 2019 range from 4.40% - 5.50% compared to 4.09% - 5.00% as of June 30, 2018.
Debt maturities as of June 29, 2019 for the next three years are as follows (in thousands):

Fiscal Years Ending	Amount
2020	$5,871
2021	5,871
2022	1,250
2023	—
2024	23,356
Total debt	$36,348
Unamortized debt issuance costs	$(60)
Long-term debt, net of debt issuance costs	$36,288

The Company must comply with certain financial covenants, including a cash flow leverage ratio, an asset coverage ratio and a fixed charge coverage ratio. The credit agreement requires the Company to maintain a minimum profit threshold, limits the maximum capital lease expenditures and restricts the Company from declaring or paying dividends in cash or stock without prior bank approval. The Company was in compliance with all financial covenants as of June 29, 2019.

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
Total accounts receivables sold during the twelve months ended June 29, 2019 and June 30, 2018 was approximately $81.0 million and $104.7 million, respectively. Accounts receivables sold and not yet collected was approximately $1.7 million and $2.0 million as of June 29, 2019 and June 30, 2018, respectively. The receivables that were sold were removed from the consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the consolidated statements of cash flows.
6. INCOME TAXES
Income tax provision consists of the following:

	Fiscal Year Ended
	June 29, 2019	June 30, 2018	July 1, 2017
	(in thousands)
Current income tax provision (benefit):
United States	$(537)	$(221)	$1,231
Foreign	895	1,722	1,206
	358	1,501	2,437
Deferred income tax provision (benefit):
United States	(910)	(795)	(539)
Foreign	(206)	(823)	(259)
	(1,116)	(1,618)	(798)
Total income tax provision (benefit)	$(758)	$(117)	$1,639

The Company has gross tax credit carryforwards of approximately $9.1 million at June 29, 2019. Included in total tax credits carryforwards is approximately $9.0 million in research and development (R&D) tax credits.
Management has reviewed all deferred tax assets for purposes of determining whether or not a valuation allowance may be required. A valuation allowance against deferred tax assets is required if it is more likely than not that some of the deferred tax assets will not be realized. Based upon the Company’s profitability, forecasted income, and evaluation of all other positive and negative evidence, management determined that it is more likely than not that the deferred tax assets will be realized.
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act reduced Federal corporate tax rates effective January 1, 2018, and changed certain other provisions, many of which were not effective until fiscal year 2019. Effective tax rates for fiscal year 2018, were blended rates reflecting the benefit of two quarters of Federal tax rate reductions. These benefits were offset by discrete expenses relating to the revaluation of our U.S. net deferred tax assets, an adjustment relating to foreign exchange, and required adjustments associated with the transition from a global to a territorial tax system (discussed further below).
As a result of the U.S. tax system under the Tax Act from a global to a territorial model, a deemed one-time repatriation of all accumulated earnings and profits (AE&P) in Mexico and China occurred on December 31, 2017. For purposes of calculating the toll tax associated with this deemed repatriation, AE&P pools are stratified into two asset categories, subjected to certain allowable deductions and then the net amounts were subjected to the toll tax (15.5% for cash/cash equivalents and 8% for illiquid assets).

On December 22, 2017, the staff of the SEC issued Staff Accounting Bulletin No. 118 (“SAB No. 118”). SAB No. 118 provided guidance on accounting for the tax effects of the 2017 Tax Act and allowed registrants to record provisional amounts for a period of up to one year from the date of enactment of the 2017 Tax Act. In fiscal year 2019, we finalized the toll tax calculation, resulting in a net toll tax amount of $0.8 million, a decrease of $0.4 million for the fiscal year.
In addition to the $0.8 million toll tax described above, the Company recognized a $1.3 million discrete expense in fiscal year 2018 due to the revaluation of our U.S. net deferred tax assets. Offsetting these amounts, because of the shift to a territorial system of taxation in the U.S., the Company recognized a discrete benefit of approximately $1.3 million related to reversing its previously recognized estimated liability associated with estimated future repatriations from Mexico and China.
In future years, because of the toll tax on AE&P described above, repatriations of cash will generally be tax-free in the U.S. However, withholding taxes in China and Mexico may still apply to any such future repatriations. Management has not changed its indefinite investment assertions with regards to the portion of AE&P in China that may be repatriated in the future. Accordingly, management estimates that future repatriations of cash from China may result in approximately $0.8 million of withholding tax. There would be no offsetting foreign tax credits in the U.S. and as such, this potential liability is a direct cost associated with actual repatriations.
Under Mexican tax law, any previously taxed earnings from before 2014 (“CUFIN”) are not subject to withholding when monies are repatriated to another country. In the second quarter of fiscal year 2019, the U.S. parent company received a distribution of the remaining CUFIN amount. As such, future distributions from Mexico will be subject to withholding tax. The currently remaining earnings in Mexico are permanently reinvested; therefore, no withholding tax liability has been recognized as of June 29, 2019. If, in the future, repatriations from Mexico are expected, the Company could be required to recognize a withholding tax as a deferred tax liability at that time. Similar to China, this withholding would not be creditable and would be a direct cost associated with the actual repatriation.
The Company expects to repatriate a portion of its foreign earnings based on increased net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company expects to repatriate approximately $7.8 million from China, in the future. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
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
The Company’s effective tax rate differs from the federal tax rate as follows:

	Fiscal Year Ended
	June 29, 2019	June 30, 2018	July 1, 2017
	(in thousands)
Federal income tax provision at statutory rates	$(1,836)	$(397)	$2,467
State income taxes, net of federal tax effect	(158)	(4)	175
Foreign tax rate differences	251	103	(156)
Tax rate change	—	1,634	—
Provisional transition tax on accumulated foreign earnings	(384)	1,190	—
Effect of income tax credits	(861)	(687)	(738)
Effect of repatriation of foreign earnings, net	(42)	(1,484)	199
Goodwill write-off	1,726	—	—
Global Intangible Low-Taxed Income (GILTI) tax	150	—	—
Provision to return reconciliation	630	(401)	8
Other	(234)	(71)	(316)
Income tax provision (benefit)	$(758)	$(117)	$1,639

The domestic and foreign components of income (loss) before income taxes were:

	Fiscal Year Ended
	June 29, 2019	June 30, 2018	July 1, 2017
	(in thousands)
Domestic	$(12,220)	$(4,593)	$3,553
Foreign	3,480	3,151	3,703
Income (loss) before income taxes	$(8,740)	$(1,442)	$7,256

Deferred income tax assets and liabilities consist of the following at:

	June 29, 2019	June 30, 2018
	(in thousands)
Deferred tax assets:
Net operating loss	$33	$—
Tax credit carryforwards, net	$4,986	$3,946
Inventory	1,087	667
Identifiable intangibles	407	—
Interest expense carryforward	474	—
Accruals	3,549	3,830
Research and development expenses	232	—
Mark-to-market adjustments	—	247
Arbitration settlement	—	1,100
Other	30	33
Deferred income tax assets	$10,798	$9,823
Deferred tax liabilities:
Accrued withholding tax - unremitted earnings	(820)	(822)
Fixed assets	(443)	(289)
Mart-to-market adjustments	(730)	—
Deferred revenue	(790)	—
Identifiable intangibles	—	(670)
Other	(175)	(160)
Deferred income tax liabilities	$(2,958)	$(1,941)
Net deferred income tax assets	$7,840	$7,882
Balance sheet caption reported in:
Long-term deferred income tax asset	$7,840	$7,882
Net deferred income tax asset	$7,840	$7,882

Uncertain Tax Positions:
The Company has R&D tax credits that approximate $9.0 million that have 20 year carryforwards before expiring. The Company’s R&D tax credits expire in various fiscal years from 2025 to 2039. The Company also has alternative minimum tax credits, which do not expire, approximating $726,000, which are now classified as a receivable due to the repeal of the alternative minimum tax.
As of June 29, 2019, the Company had unrecognized tax benefits of $4.1 million related to its gross R&D tax credits. The unrecognized tax benefits relate to certain R&D tax credits generated from 1997 to 2019.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	June 29, 2019	June 30, 2018	July 1, 2017
	(in thousands)
Beginning Balance	$4,011	$3,947	$3,760
Additions based on tax positions related to the current year	88	64	187
Ending Balance	$4,099	$4,011	$3,947

The increase from the prior year is due to additional R&D credits that were recorded in 2019 as discussed above. Management does not anticipate any material changes to this amount during the next 12 months.
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

	Fiscal Year Ended (in thousands, except per share information)
	June 29, 2019	June 30, 2018	July 1, 2017
Net income (loss)	$(7,982)	$(1,325)	$5,617
Weighted average shares outstanding– basic	10,760	10,760	10,756
Effect of dilutive common stock awards	—	—	161
Weighted average shares outstanding – diluted	10,760	10,760	10,917
Net income (loss) per share – basic	$(0.74)	$(0.12)	$0.52
Net income (loss) per share – diluted	$(0.74)	$(0.12)	$0.51
Antidilutive SARs not included in diluted earnings per share	985	827	892

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
On July 27, 2018, the Company granted 161,250 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $8.17 and a grant date fair value of $2.27, as of June 29, 2019, 141,250 remain outstanding. The grant date fair value for the awards granted during fiscal year 2019, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of July 27, 2018:

Fiscal Year 2019
July 27, 2018
Expected dividend yield	—%
Risk – free interest rate	2.80%
Expected volatility	29.75%
Expected life	4.00

On July 28, 2017, the Company granted 272,500 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $7.26 and a grant date fair value of $1.89, as of June 29, 2019, 227,500 remain outstanding. The grant date fair value for the awards granted during fiscal year 2018, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of July 28, 2017:

Fiscal Year 2018
July 28, 2017
Expected dividend yield	—%
Risk – free interest rate	1.70%
Expected volatility	29.76%
Expected life	4.00
On October 28, 2016, the Company granted 10,000 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $8.04 and a grant date fair value of $2.30, as of June 29, 2019, 10,000 remain outstanding. The grant date fair value for the awards granted during fiscal year 2017, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of October 28, 2016:

Fiscal Year 2017
October 28, 2016
Expected dividend yield	—%
Risk – free interest rate	1.63%
Expected volatility	33.43%
Expected life	4.00

On July 26, 2016, the Company granted 242,500 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $8.18 and a grant date fair value of $2.42, as of June 29, 2019, 207,500 remain outstanding. The grant date fair value for the awards granted during fiscal year 2017, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of July 26, 2016:

Fiscal Year 2017
July 26, 2016
Expected dividend yield	—%
Risk – free interest rate	0.93%
Expected volatility	36.13%
Expected life	4.00

Subsequent to June 29, 2019, the Company granted 160,000 SARs with a strike price of $4.98 and a grant date fair value of $1.24.
Share-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. Share-based compensation expense for fiscal years ended June 29, 2019, June 30, 2018 and July 1, 2017 was $0.4 million, $0.4 million and $0.7 million, respectively.
The Black-Scholes option valuation model is used by the Company for estimating the fair value of SARs. Option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. Changes in these assumptions can materially affect the fair value estimates.
There were no SARs exercised during fiscal year 2019 or 2018. The intrinsic value for SARs exercised in fiscal year 2017 was $0.4 million.
As of June 29, 2019, total unrecognized compensation expense related to nonvested share-based compensation arrangements was approximately $0.4 million. This expense is expected to be recognized over a weighted-average period of 1.62 years.

The following table summarizes the Company’s Options and SARs activity for all plans from July 2, 2016 through June 29, 2019:

	SARs Available For Grant	SARs Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balances, July 2, 2016	634,669	971,665	$339	$8.75	2.4
Shares authorized	—			—
SARs granted	(252,500)	252,500		8.17
SARs forfeited	12,166	(12,166)		8.60
SARs exercised	—	(127,000)	385	4.77
Balances, July 1, 2017	394,335	1,084,999	$—	$9.09	2.3
Shares authorized	—			—
SARs granted	(272,500)	272,500		7.26
SARs forfeited	282,500	(282,500)		7.84
SARs exercised	—	—	—	—
Balances, June 30, 2018	404,335	1,074,999	$79	$8.90	2.3
Shares authorized	—			—
SARs granted	(161,250)	161,250		8.17
SARs forfeited	250,833	(250,833)		10.59
SARs exercised	—	—	—	—
Balances, June 29, 2019	493,918	985,416	$—	$8.35	3.5
Exercisable at June 29, 2019		399,166	$—	$9.12	1.7

Additional information regarding SARs outstanding and exercisable as of June 29, 2019, is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs.)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$4.40 – $7.90	227,500	4.1	$7.26	—	$—
7.91 – 9.91	554,583	0.9	8.09	195,833	7.94
9.92 – 11.34	203,333	2.1	10.26	203,333	10.26
$4.40 to $11.34	985,416	3.5	$8.35	399,166	$9.12

The Company has defined contribution plans available to U.S. employees who have attained age 21. Company contributions to the plans were approximately $0.9 million, $0.8 million, and $0.6 million during fiscal years 2019, 2018 and 2017, respectively.

9. COMMITMENTS AND CONTINGENCIES
Leases: As of June 29, 2019, June 30, 2018 and July 1, 2017, the Company did not have any property and equipment financed under capital leases. As of June 29, 2019, the Company has operating leases for certain equipment and production facilities, which expire at various dates during the next ten years.
Future minimum payments under non-cancelable operating leases at June 29, 2019, are summarized as follows (in thousands):

Fiscal Years Ending	Operating Leases
2020	$4,777
2021	3,563
2022	2,641
2023	1,866
2024	1,271
Thereafter	4,121
Total minimum lease payments	$18,239

Rental expense under operating leases was approximately $5.0 million, $7.1 million, and $7.8 million during fiscal years 2019, 2018 and 2017, respectively.
Warranty Costs: The Company provides warranties on certain product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. As of June 29, 2019 and June 30, 2018, the reserve for warranty costs was approximately $22,000 and $20,000, respectively.
If actual return rates and/or repair and replacement costs differ significantly from estimates, adjustments to recognize additional cost of sales may be required in future periods. Warranty expense for fiscal years 2019, 2018 and 2017 was related to workmanship claims on certain EMS products.
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

10. DERIVATIVE FINANCIAL INSTRUMENTS
As of June 29, 2019, the Company had outstanding foreign currency forward contracts and swaps with a total notional amount of $39.7 million. The maturity dates for these contracts and swaps extend through December 2020. As of June 29, 2019, the net amount of unrealized gain expected to be reclassified into earnings within the next 12 months is approximately $2.3 million. During the fiscal year ended June 29, 2019, the Company entered into $19.2 million of foreign currency forward contracts and settled $25.9 million of such contracts. During the fiscal year ended June 30, 2018, the Company entered into $13.7 million of foreign currency forward contracts and settled $28.1 million of such contracts. During the fiscal year ended July 1, 2017, the Company entered into $6.7 million of foreign currency forward contracts and settled $20.5 million of such contracts.
As of June 29, 2019, the aggregate notional amount of the Company’s outstanding foreign currency contracts and swaps along with their unrealized gains (losses) are expected to mature as summarized below (in thousands):

Quarter Ending	Notional Contracts and Swaps in MXN	Notional Contracts and Swaps in USD	Estimated Fair Value
September 28, 2019	$148,468	$6,740	$942
December 28, 2019	$152,613	$7,187	$590
March 28, 2020	$146,613	$6,553	$803
June 27, 2020	$138,213	$6,257	$577
September 26, 2020	$141,173	$6,729	$163
December 26, 2020	$132,773	$6,241	$157

On October 1, 2014, the Company entered into an interest rate swap contract with an effective date of September 1, 2015 and a termination date of September 3, 2019, with a notional amount of $25.0 million related to the borrowings outstanding under the term loan. The interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counter party a fixed interest rate. The fixed interest rate for the contract is 1.97% that replaces the one month LIBOR rate component of our contractual interest to be paid to WFB as part of our term loan. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the term loan, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. As of June 29, 2019 and June 30, 2018, the remaining notional balance of this swap was $2.5 million and $8.5 million, respectively.
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of June 29, 2019 and June 30, 2018 (in thousands):

		June 29, 2019	June 30, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts & swaps	Other current assets	$2,912	$23
Foreign currency forward contracts & swaps	Other long-term assets	$320	$477
Foreign currency forward contracts & swaps	Other current liabilities	$—	$(1,618)
Foreign currency forward contracts & swaps	Other long-term liabilities	$—	$(58)
Interest rate swaps	Other current assets	$2	$20
Interest rate swaps	Other long-term assets	$—	$4

The following table summarizes the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the fiscal year 2019 (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 30, 2018	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of June 29, 2019
Forward contracts & swaps	Cost of sales	$(988)	$3,332	$80	$2,424
Interest rate swap	Interest expense	19	2	(19)	2
Total		$(969)	$3,334	$61	$2,426
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

As of June 29, 2019, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our line of credit and foreign currency risk resulting from our China operations. The Company does not currently manage these risk exposures by using derivative instruments.

11. FAIR VALUE MEASUREMENTS
The Company has adopted ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and expands disclosures about fair value measurements. There are three levels of fair value hierarchy inputs used to value assets and liabilities which include: Level 1 – inputs are quoted market prices for identical assets or liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – inputs are unobservable inputs for the asset or liability. There have been no changes in the fair value methodologies used at June 29, 2019 and June 30, 2018.
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of June 29, 2019 and June 30, 2018 (in thousands):

	June 29, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Interest rate swaps	$—	$2	$—	$2
Foreign currency forward contracts & swaps	$—	$3,232	$—	$3,232

	June 30, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Interest rate swaps	$—	$24	$—	$24
Foreign currency forward contracts & swaps	—	500	—	$500
Financial Liabilities:
Foreign currency forward contracts & swaps	$—	$(1,676)	$—	$(1,676)

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
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at June 29, 2019 and June 30, 2018, reasonably approximate their fair value.
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
As a result of the determinable market rate for our revolving line of credit, term loan and equipment term, they are classified within Level 2 of the fair value hierarchy. Further, the carrying value of each of these instruments reasonably approximates their fair value as of June 29, 2019 and June 30, 2018.
Other assets and liabilities held by the Company may be required to be measured at fair value on a non recurring basis. As of June 29, 2019, the customer relationship intangibles were written down to their fair value of $0. This measurement was the result of certain triggering events that occurred during the third quarter of fiscal year 2019. Refer to Note 14 for further discussion of the impairment.

12. ENTERPRISE-WIDE DISCLOSURES
Operating segments are defined in ASC Topic 280, Segment Reporting as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of June 29, 2019, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services as this is the only discrete financial information that is regularly reviewed by the chief operating decision maker. This segment provides integrated electronic and mechanical engineering, assembly, sourcing and procurement, logistics, and new product testing for our customers.
Products and Services
Of the revenues for the years ended June 29, 2019, June 30, 2018, and July 1, 2017, EMS sales and services were $463.9 million, $445.8 million and $466.6 million, respectively. Keyboard sales for the years ended June 29, 2019, June 30, 2018, and July 1, 2017 were $0.1 million, $0.5 million and $1.2 million, respectively.
Geographic Areas
Net sales and long-lived assets (property, plant, and equipment) by geographic area for the years ended and as of June 29, 2019, June 30, 2018 and July 1, 2017 are summarized in the following table. Net sales set forth below are based on the shipping destination. Long-lived assets information is based on the physical location of the asset.

	Fiscal Year Ended
	(in thousands)
	2019	2018	2017
Geographic net sales:
Domestic (U.S.)	$357,341	$329,230	$361,886
Foreign	106,703	117,092	105,911
Total	$464,044	$446,322	$467,797

Long-lived assets:
United States	$9,658	$7,454	$8,988
Mexico	17,781	19,395	20,878
Vietnam	1,220	—	—
China	754	699	630
Total	$29,413	$27,548	$30,496

Percentage of net sales made to customers located in the following countries:

	Fiscal Year Ended
	2019	2018	2017
United States	77%	74%	77%
China	19	24	19
Other foreign countries (a)	3	2	3
Canada	1	—	1
Total	100%	100%	100%
(a) No other individual foreign country accounted for 10% or more of the foreign sales in fiscal years 2019, 2018 or 2017.

Significant Customers
The percentage of net sales to and trade accounts receivables from significant customers were as follows:

	Percentage of Net Sales Fiscal Year			Percentage of Trade Accounts Receivable Fiscal Year
	2019	2018	2017	2019	2018
Customer A	17%	19%	18%	11%	17%
Customer B	*	*	*	10%	10%

* Current customer amount represents less than 10%.
13. QUARTERLY FINANCIAL DATA (Unaudited)

	Fiscal Year Ended June 29, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$127,472	$123,037	$107,954	$105,581
Gross profit	9,533	9,880	6,807	8,381
Income (loss) before income taxes	1,868	1,916	(13,256)	732
Net income (loss)	1,593	1,589	(11,981)	817
Net income (loss) per share - basic	$0.15	$0.15	$(1.11)	$0.08
Net income (loss) per share - diluted	$0.15	$0.15	$(1.11)	$0.08
Weighted average shares outstanding
Basic	10,760	10,760	10,760	10,760
Diluted	10,979	10,881	10,760	10,760

	Fiscal Year Ended June 30, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$109,217	$111,725	$108,352	$117,028
Gross profit	7,845	8,800	8,155	9,369
Income (loss) before income taxes	570	1,035	123	(3,170)
Net income (loss)	432	(224)	644	(2,177)
Net income (loss) per share - basic	$0.04	$(0.02)	$0.06	$(0.20)
Net income (loss) per share - diluted	$0.04	$(0.02)	$0.06	$(0.20)
Weighted average shares outstanding
Basic	10,760	10,760	10,760	10,760
Diluted	10,760	10,760	10,760	10,760

14. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company recorded goodwill in connection with the Ayrshire and Sabre acquisitions resulting primarily from the synergies that resulted from the Company's acquisitions and the assembled workforce. The goodwill is not amortized for financial accounting purposes.
In accordance with accounting guidance on goodwill and other intangible assets, the Company evaluates goodwill for impairment at the reporting unit level annually, and whenever circumstances occur indicating that goodwill might be impaired. Upon adoption of ASU 2017-04, the Company now recognizes an impairment charge (not to exceed the total amount of goodwill allocated to the reporting unit) for the amount by which the carrying amount of a reporting unit exceeds the reporting unit’s fair value. During the third quarter of fiscal year 2019, a few large programs declined in revenue and two new programs were delayed. This decrease in the Company’s total revenue combined with book value continuing to exceed market capitalization caused a “triggering event” in which to perform a quantitative impairment analysis as of March 30, 2019. To estimate the fair value of the Company’s equity, the Company used both a market approach and an income approach, based on a discounted cash flows analysis. As of March 30, 2019, market related factors increased expected required rates of return, which also increased the Company’s discount rate used to project future cash flows. Further, push outs of the Company’s forecasted future cash flows relating to delays in customer orders adversely impacted the Company’s discounted cash flows model. As a result, a lower estimate in the Company’s fair value using these two valuation methods indicated an impairment charge.
During the third quarter of fiscal year 2019, the Company also assessed other finite-lived intangible assets including the Company’s customer relationships and favorable lease agreements due to an indicator of possible impairment being present, as discussed above. The Company performed this analysis through comparing the sum of the undiscounted future cash flows expected to result from the assets with the carrying value of the assets. As a result of the analysis performed, the Company determined that the carrying value of the customer relationships intangible asset was not recoverable and recorded an impairment for the entire carrying amount during the third quarter of fiscal year 2019. The Company’s analysis did not indicate that any of its other long-lived assets were impaired.
During the third quarter of fiscal year 2019, a goodwill impairment of $10.0 million and other intangible assets impairment of $2.5 million was recognized. During fiscal year 2018, no goodwill impairment was recognized. Goodwill was recorded at $10.0 million as of June 30, 2018.
The components of acquired intangible assets are as follows (in thousands):

	June 29, 2019
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Impairment Recognized	Net Carrying Amount
Other intangible assets:
Non-Compete Agreements	3 - 5	$568	$(568)	$—	$—
Customer Relationships	10	4,803	(2,311)	(2,492)	—
Favorable Lease Agreements	4 - 7	2,941	(2,284)	—	657
Total		$8,312	$(5,163)	$(2,492)	$657

	June 30, 2018
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Non-Compete Agreements	3 - 5	$568	$(568)	$—
Customer Relationships	10	4,803	(2,071)	2,732
Favorable Lease Agreements	4 - 7	2,941	(1,947)	994
Total		$8,312	$(4,586)	$3,726

Amortization expense related to intangible assets was approximately $0.6 million for the year ended June 29, 2019 and $1.1 million for the year ended June 30, 2018.

Aggregate amortization expense related to existing intangible assets by fiscal year is currently estimated to be as follows (in thousands):

Fiscal Years Ending	Amount
2020	$303
2021	303
2022	51
Total amortization expense	$657

15. REVENUE
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
The Company has elected to expense costs to obtain contracts as incurred as these costs are immaterial to the financial statements.
During fiscal 2019, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.

Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional. The following table summarizes the activity in the Company’s contract assets during the twelve months ended June 29, 2019 (in thousands):

Contract Assets
Beginning balance, June 30, 2018	$—
Cumulative effect adjustment at July 1, 2018	11,906
Revenue recognized	448,003
Amounts collected or invoiced	(437,748)
Ending balance, June 29, 2019	$22,161

Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the twelve months ended June 29, 2019 (in thousands):

EMS Revenue
Recognition	Twelve Months Ended
Over-Time	$458,256
Point-in-Time	5,788
Total	$464,044

Revenues and associated costs from engineering design, development services and tooling, which are performed under contract of short term durations, are recognized over time as the services are performed. Revenue from engineering design, development services and tooling represented approximately 2.9 percent of total revenue in fiscal year 2019.
16. SUBSEQUENT EVENT
On September 10, 2019, the Company entered into a fifth amendment to the amended and restated credit agreement and loan documents increasing our term loan balance by $5 million and fixing borrowings under the revolving line of credit, term loan, and equipment term loan to bear interest at LIBOR plus 2.0%, as opposed to previous borrowings at either a “Base Rate” or a “Fixed Rate,” as elected by the Company, as evidenced by the First Replacement Term Note and the Third Replacement Revolving Note. This agreement increases the Company’s term loan outstanding balance from $11.3 million to $16.3 million. Refer to footnote 4 for further details regarding the Company’s borrowings.

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

Item 9A:	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our Company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of June 29, 2019, the Company’s disclosure controls and procedures are effective based on that criteria.

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
Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 29, 2019. This assessment was based on the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of June 29, 2019, the Company’s internal control over financial reporting is effective based on that criteria.
The effectiveness of the Company's internal control over financial reporting as of June 29, 2019 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during our fourth fiscal quarter ended June 29, 2019 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Key Tronic Corporation
Spokane Valley, Washington
Opinion on Internal Control over Financial Reporting

We have audited Key Tronic Corporation’s (the “Company’s”) internal control over financial reporting as of June 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 29, 2019 and June 30, 2018, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended June 29, 2019, and the related notes and schedule and our report dated September 12, 2019 expressed an unqualified opinion thereon.
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
September 12, 2019

Item 9B:	OTHER INFORMATION
None
PART III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
Information on the nominees for election as Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2019 fiscal year.
Executive Officers of the Registrant
This information is included in a separate item captioned “Executive Officers of the Registrant” in Item 1 of Part 1 of this report pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
Compliance with Section 16(a) of the Exchange Act:
Incorporated by reference to Key Tronic Corporation’s 2019 Proxy Statement to Shareholders.
Code of Conduct
The Board of Directors has adopted a written Code of Conduct which applies to its directors and employees, including its executive officers. The Code of Conduct is available on the Company’s website at www.keytronic.com. The Company intends to disclose on its website any amendments to or waivers of the Code of Conduct.

Item 11:	EXECUTIVE COMPENSATION
Information appearing under the caption “Executive Compensation” in the Company’s 2019 Proxy Statement is incorporated herein by this reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of June 29, 2019.
EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	985,416	$8.35	493,918
Equity compensation plans not approved by security holders	—	$—	—
Total	985,416	$8.35	493,918

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

Information under the caption “Beneficial Ownership of Securities” in the Company’s 2019 Proxy Statement is incorporated herein by this reference.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the caption “Related Person Transactions”, “Compensation Committee Interlocks and Insider Participation”, and “Directors’ Independence” in the Company’s 2019 Proxy Statement is incorporated herein by this reference.

Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information appearing under the caption “Principal Accountant Fees and Services” in the Company’s 2019 Proxy Statement is incorporated herein by this reference.
PART IV

Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. FINANCIAL STATEMENTS

2. SCHEDULES

II. Consolidated Valuation and Qualifying Accounts	71
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

10.41	Announcement of award of $6.7 million following the conclusion of a previously disclosed arbitration proceeding incorporated by reference to the Company's Form 8-K filed September 5, 2018

10.42	Announcement that the Company has signed a letter of intent to lease a new facility in Da Nang, Vietnam

10.43*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2020 and Fiscal Years 2020 – 2022 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 30, 2019

21	Subsidiaries of Registrant, submitted herewith

23.1	Consent of Independent Registered Public Accounting Firm, submitted herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, submitted herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, submitted herewith

32.1	Section 1350 Certification of Chief Executive Officer, submitted herewith

32.2	Section 1350 Certification of Chief Financial Officer, submitted herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extention information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE)

*	Management contract or compensatory plan or arrangement

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SCHEDULE II
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED JUNE 29, 2019, JUNE 30, 2018, AND JULY 1, 2017

	Fiscal Year Ended
	2019	2018	2017
	(in thousands)
Allowance for Obsolete Inventory
Balance at beginning of year	$1,458	$1,306	$1,113
Provisions	91	31	496
Dispositions	243	121	(303)
Balance at end of year	$1,792	$1,458	$1,306
Allowance for Doubtful Accounts
Balance at beginning of year	$—	$84	$135
Provisions (Recovery)	58	(84)	(10)
Write-offs	—	—	(41)
Balance at end of year	$58	$—	$84

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 12, 2019

KEY TRONIC CORPORATION

By:	/s/ Craig D. Gates
Craig D. Gates, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Craig D. Gates	September 12, 2019
Craig D. Gates	Date
Director and President and Chief Executive Officer (Principal Executive Officer)

/s/ Brett R. Larsen	September 12, 2019
Brett R. Larsen	Date
Executive Vice President of Administration, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Ronald F. Klawitter	September 12, 2019
Ronald F. Klawitter, Director	Date

/s/ James R. Bean	September 12, 2019
James R. Bean, Director	Date

/s/ Subodh K. Kulkarni	September 12, 2019
Subodh K. Kulkarni, Director	Date

/s/ Yacov A. Shamash	September 12, 2019
Yacov A. Shamash, Director	Date

/s/ Patrick Sweeney	September 12, 2019
Patrick Sweeney, Director and Chairman of the Board	Date