Form 10-Q
period 2019-09-28
KEY TRONIC CORP
filed 2019-11-07
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2019
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐
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
As of November 5, 2019, 10,759,680 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” “KeyTronicEMS” and “KeyTronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands; except share data)

	September 28, 2019	June 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$504	$601
Trade receivables, net of allowance for doubtful accounts of $58 and $58	66,781	58,429
Contract assets	21,762	22,161
Inventories, net	117,737	100,431
Other	17,735	16,477
Total current assets	224,519	198,099
Property, plant and equipment, net	29,984	29,413
Operating lease right-of-use assets, net	16,056	—
Other assets:
Deferred income tax asset	8,476	7,840
Other intangible assets, net	—	657
Other	2,092	2,301
Total other assets	10,568	10,798
Total assets	$281,127	$238,310
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,214	$73,571
Accrued compensation and vacation	7,359	6,759
Current portion of debt, net	7,508	5,841
Other	12,746	7,233
Total current liabilities	114,827	93,404
Long-term liabilities:
Term loans	8,964	7,091
Revolving loan	31,313	23,356
Operating lease liabilities	10,885	—
Total long-term liabilities	51,162	30,447
Total liabilities	165,989	123,851
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,760 and 10,760 shares, respectively	46,754	46,680
Retained earnings	66,905	65,353
Accumulated other comprehensive gain	1,479	2,426
Total shareholders’ equity	115,138	114,459
Total liabilities and shareholders’ equity	$281,127	$238,310
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	September 28, 2019	September 29, 2018
Net sales	$105,285	$127,472
Cost of sales	96,012	117,939
Gross profit	9,273	9,533
Research, development and engineering expenses	1,660	1,700
Selling, general and administrative expenses	5,074	5,288
Total operating expenses	6,734	6,988
Operating income	2,539	2,545
Interest expense, net	710	677
Income before income taxes	1,829	1,868
Income tax provision	277	275
Net income	$1,552	$1,593
Net income per share — Basic	$0.14	$0.15
Weighted average shares outstanding — Basic	10,760	10,760
Net income per share — Diluted	$0.14	$0.15
Weighted average shares outstanding — Diluted	10,805	10,979
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended
	September 28, 2019	September 29, 2018
Comprehensive income:
Net income	$1,552	$1,593
Other comprehensive income:
Unrealized gain (loss) on hedging instruments, net of tax	(947)	3,049
Comprehensive income	$605	$4,642
Other comprehensive income for the three months ended September 28, 2019 and September 29, 2018, is reflected net of tax expense (benefit) of approximately $(0.3) million and $0.8 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Three Months Ended
	September 28, 2019	September 29, 2018
Operating activities:
Net income	$1,552	$1,593
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	1,609	1,913
Amortization of deferred loan costs	8	8
Provision for obsolete inventory	21	13
Provision for warranty	16	12
Loss on disposal of assets	206	2
Share-based compensation expense	74	168
Deferred income taxes	(360)	(263)
Changes in operating assets and liabilities:
Trade receivables	(10,140)	(2,997)
Contract assets	399	(4,866)
Cash received from arbitration settlement	—	6,684
Inventories	(17,327)	(442)
Other assets	(829)	(1,703)
Accounts payable	13,643	1,385
Accrued compensation and vacation	600	(906)
Other liabilities	215	(280)
Cash (used in) provided by operating activities	(10,313)	321
Investing activities:
Purchase of property and equipment	(3,046)	(1,674)
Proceeds from sale of fixed assets	696	—
Cash receipts from deferred purchase price of factored receivables	1,079	1,893
Cash (used in) provided by investing activities	(1,271)	219
Financing activities:
Payment of financing costs	(2)	(4)
Proceeds from issuance of long term debt	5,000	—
Repayments of long term debt	(1,468)	(1,468)
Borrowings under revolving credit agreement	45,799	51,856
Repayments of revolving credit agreement	(37,842)	(49,908)
Cash provided by financing activities	11,487	476
Net (decrease) increase in cash and cash equivalents	(97)	1,016
Cash and cash equivalents, beginning of period	601	343
Cash and cash equivalents, end of period	$504	$1,359
Non-cash investing activities:
Beneficial interest in transferred receivables	(1,788)	(1,976)
Supplemental cash flow information:
Interest payments	$593	$685
Income tax payments (refunds), net of refunds	$213	$(226)
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands; except share data)

	Three Months Ended
	September 28, 2019	September 29, 2018
Total shareholders’ equity, beginning balances	$114,459	$118,081

Common stock (shares):
Beginning balances	$10,760	$10,760
Exercise of stock appreciation rights	—	—
Ending balances	10,760	10,760

Common stock:
Beginning balances	$46,680	$46,244
Share-based compensation	74	168
Ending balances	46,754	46,412

Retained Earnings:
Beginning balances	$65,353	$72,806
Net income	1,552	1,593
ASC 606 opening balance sheet adjustment	—	529
Ending balances	66,905	74,928

Accumulated other comprehensive income:
Beginning balances	$2,426	$(969)
Unrealized gain (loss) on hedging instruments, net	(947)	3,049
Ending balances	1,479	2,080
Total shareholder’s equity, ending balances	115,138	123,420
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019.
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three month period ended September 28, 2019 and September 29, 2018, were 13 week periods. Fiscal year 2020 will end on June 27, 2020, which is a 52 week year. Fiscal year 2019 which ended on June 29, 2019, was also a 52 week year.

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
Derivative Instruments and Hedging Activities
The Company has entered into foreign currency forward contracts, foreign currency swaps and an interest rate swap which are accounted for as cash flow hedges in accordance with ASC 815, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities” with the objective of improving the financial reporting of hedging relationships and simplifying the application of the hedge accounting guidance in current GAAP. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI) and is reclassified into earnings in the same period in which the underlying hedged transaction affects earnings. The derivative’s effectiveness represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.
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
The Company’s foreign currency forward contracts, and interest rate swap potentially expose the Company to credit risk to the extent the counterparty may be unable to meet the terms of the agreement. The Company minimizes such risk by utilizing a counterparty with a strong credit rating. The Company’s counterparty to the foreign currency forward contracts, foreign currency swaps and interest rate swap is a major banking institution. This institution does not require collateral for the contracts, and the Company believes that the risk of the counterparty failing to meet their contractual obligations is remote. The Company does not enter into derivative instruments for trading or speculative purposes.

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
Impairment of Goodwill and Other Intangible Assets
The Company records intangible assets that are acquired individually or with a group of other assets in the financial statements at acquisition. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. The Company’s acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Refer to footnote 12 for recognition of intangible asset in accordance with ASC 842.
Recently Issued Accounting Standards
In February 2016, the FASB issued Accounting Standards Update ASC 2016-02, Leases which supersedes ASC 840 Leases and creates a new topic, ASC 842 Leases. This update requires lessees to recognize a lease asset and a lease liability for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. In July 2018, the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842, Leases. The update is intended to clarify certain aspects of the new lease standard, Topic 842. The amendments affect narrow aspects of the guidance issued in update 2016-02 discussed above. The amendments address residual value guarantees, the rate implicit in the lease, certain lessee and lessor reassessments, variable lease payments that depend on an index or rate, investment tax credits, lease term and purchase option, transition guidance and certain adjustments, impairment of the net investment in the lease, residual assets that are not guaranteed, as well as other areas of improvement and clarification. The amendments have the same effective date and transition requirements as the new lease standard.

The Company adopted ASC 842 on June 30, 2019 using the modified retrospective method for leases existing at, or entered into after, June 30, 2019. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before our adoption date. Management elected the package of practical expedients which, among other things, allows the Company to carry forward historical lease classification in place prior to June 30, 2019. ASC 842 also provides practical expedients for an entity’s accounting after transition. Management has elected the short-term lease recognition exemption for all leases that qualify, as well as the practical expedient to not separate lease and non-lease components. Both of these expedients were elected for all classes of underlying leased assets. As the Company cannot determine the interest rate implicit in the lease for its leases, the Company uses its estimate of the incremental borrowing rate as of the commencement date in determining the present value of lease payments. The Company’s estimated incremental borrowing rate is the rate of interest it would have to pay on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The lease term for all of the Company’s leases includes the noncancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise.
The adoption of ASC 842 had a material impact to the Company’s consolidated balance sheet, but did not materially impact the consolidated statement of income or consolidated statement of cash flows. The most significant changes to the consolidated balance sheet relate to the recognition of new right-of-use (ROU) assets and lease liabilities for operating leases.
As a result of adopting ASC 842 as of June 30, 2019, the Company recognized an ROU asset of $17.2 million, a corresponding lease liability of $16.2 million, a reduction in prepaid rent of $0.4 million, a reduction of favorable lease agreement intangible of $0.7 million, and no adjustment to retained earnings or future P&L impact.
In August 2017, the FASB issued ASU 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" with the objective of improving the financial reporting of hedging relationships and simplifying the application of the hedge accounting guidance in current GAAP. The Company adopted this guidance during the first quarter of fiscal year 2020 with no impact on its consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07 "Compensation - Stock Compensation (Topic 718): Improvement to Nonemployee Share-Based Payment Accounting" with the objective of simplifying several aspects of the accounting for nonemployee share-based payment transactions in current GAAP. The Company adopted this guidance during the first quarter of fiscal year 2020 with an immaterial impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement”, which amends ASC 820 to add, remove, and modify fair value measurement disclosure requirements. The Company adopted this guidance during the first quarter of fiscal year 2020 with an immaterial impact on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance is effective for the Company beginning in the first quarter of fiscal year 2024 with early adoption permitted. The Company is currently assessing and expects the new guidance to have an immaterial impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2024.

3.	Inventories
The components of inventories consist of the following (in thousands):

	September 28, 2019	June 29, 2019
Finished goods	$12,689	$11,969
Work-in-process	15,935	11,705
Raw materials and supplies	89,113	76,757
	$117,737	$100,431

Total inventory as of September 28, 2019 is net of $10.6 million of reserves, customer payments, and customer deposits compared to $10.7 million in reserves, customer payments, and customer deposits as of June 29, 2019.

4.	Long-Term Debt
On September 10, 2019, the Company entered into a Fifth amendment to the amended and restated credit agreement to increase the outstanding balance on the term loan in the amount of $5.0 million and to extend the maturity date to September 30, 2022 on the original term loan in the amount of $35.0 million that was used to acquire all of the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics). The term loan requires quarterly payments of $1.67 million commencing December 31, 2019 through September 30, 2021, and quarterly payments of $0.4 million commencing December 31, 2021 through September 30, 2022, with a final payment of the remaining outstanding balance on September 30, 2022. The Company had an outstanding balance of $15.0 million and $11.3 million under the term loan as of September 28, 2019 and June 29, 2019, respectively.
On August 6, 2015, the Company entered into a First Amendment to the amended and restated credit agreement extending the limit on our line of credit facility to $45.0 million as evidenced by the Second Replacement Revolving Note. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes. The line of credit is secured by substantially all of the assets of the Company. On September 30, 2018, the Company entered into a Fourth amendment to the amended and restated credit agreement to extend the maturity date to November 1, 2023, at which time all outstanding balances are payable. As of September 28, 2019, the Company had an outstanding balance under the credit facility of $31.3 million, $0.4 million in outstanding letters of credit and $13.3 million available for future borrowings. As of June 29, 2019, the Company had an outstanding balance under the credit facility of $23.4 million, $0.4 million in outstanding letters of credit and $21.3 million available for future borrowings.
On December 28, 2016, the Company entered into an equipment term loan agreement in the amount of $3.9 million in order to further invest in production equipment. The equipment term loan is collateralized by production equipment. Under this loan agreement, equal quarterly payments of approximately $0.2 million commenced on March 31, 2017 and will continue through the maturity of the equipment term loan on June 30, 2021. Amortization of the debt issuance costs is reported as interest expense on the consolidated income statement. As of September 28, 2019, the Company had an outstanding balance of $1.5 million. As of June 29, 2019, the Company had an outstanding balance of $1.7 million.
The Fifth amendment to the amended and restated credit agreement noted above to increase the outstanding balance on the term loan in the amount of $5.0 million fixes borrowings under the revolving line of credit, term loan and equipment term loan to bear interest at LIBOR plus 2.0%, as opposed to previous borrowings at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 1.75%, LIBOR plus 2.00%, or LIBOR plus 2.25% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The interest rates on outstanding debt as of September 28, 2019 range from 4.05% - 5.00% compared to 4.40% - 5.50% as of June 29, 2019.
Debt maturities as of September 28, 2019 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2020 (1)	$5,653
2021	7,537
2022	2,917
2023	417
2024	31,313
Total debt	$47,837
Unamortized debt issuance costs	(52)
Long-term debt, net of debt issuance costs	$47,785
(1) Represents scheduled payments for the remaining nine-month period ending June 27, 2020.
The Company must comply with certain financial covenants, including a cash flow leverage ratio, an asset coverage ratio, and a fixed charge coverage ratio. The credit agreement requires the Company to maintain a minimum profit threshold, limits the maximum capital lease expenditures and restricts the Company from declaring or paying dividends in cash or stock without prior bank approval. The Company was in compliance with all financial covenants as of September 28, 2019.

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
Total accounts receivables sold during the three months ended September 28, 2019 and September 29, 2018 was approximately $17.8 million and $22.2 million, respectively. Accounts receivables sold and not yet collected were $1.8 million and $1.7 million as of September 28, 2019 and June 29, 2019, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. Cash receipts related to the deferred purchase price from receivables factored by the Company is reflected as cash provided by investing activities.

6.	Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act reduced Federal corporate tax rates effective January 1, 2018 and changed certain other provisions, many of which were not effective until fiscal year 2019.
As a result of the change of the U.S. tax system under the Tax Act from a global to a territorial model, a deemed one-time repatriation of all accumulated earnings and profits (AE&P) in Mexico and China occurred on December 31, 2017 (the “Transition Tax”).
On December 22, 2017, the staff of the SEC issued Staff Accounting Bulletin No. 118 (“SAB No. 118”). SAB No. 118 provides guidance on accounting for the tax effects of the 2017 Tax Act and allows registrants to record provisional amounts for a period of up to one year from the date of enactment of the 2017 Tax Act. In fiscal year 2019 we finalized the effects of the Tax Act, resulting in a net Transition Tax amount of $0.8 million, a decrease of $0.4 million compared to the amount provisioned in fiscal year 2018.
In future years, because of the Transition Tax on AE&P described above, repatriations of cash will generally be tax-free in the U.S. However, withholding taxes in China may still apply to any such future repatriations. Management has not changed its indefinite investment assertions with regard to the portion of AE&P in China that may be repatriated in the future. Accordingly, management estimates that future repatriations of cash from China may result in approximately $0.8 million of withholding tax. There would be no offsetting foreign tax credits in the U.S. and as such, this potential liability is a direct cost associated with actual repatriations. By treaty, withholding taxes will not apply to future repatriations from Mexico.
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
The Company has available approximately $9.3 million of gross federal research and development tax credits as of September 28, 2019. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of September 28, 2019, the Company has recorded $4.1 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $5.2 million.

7.	Earnings Per Share
The following table presents a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except share and per share information)
	September 28, 2019	September 29, 2018
Net income	$1,552	$1,593
Weighted average shares outstanding—basic	10,760	10,760
Effect of dilutive common stock awards	45	219
Weighted average shares outstanding—diluted	10,805	10,979
Net income per share—basic	$0.14	$0.15
Net income per share—diluted	$0.14	$0.15
Antidilutive SARs not included in diluted earnings per share	940	793

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
The grant date fair value for the awards granted below were estimated using the Black Scholes option valuation method:

	July 25, 2019	July 27, 2018
SARs Granted	160,000	161,250
Strike Price	$4.98	$8.17
Fair Value	$1.24	$2.27

Total share-based compensation expense recognized during the three months ended September 28, 2019 and September 29, 2018 was approximately $74,000 and $168,000, respectively.
As of September 28, 2019, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.4 million. This expense is expected to be recognized over a weighted average period of 1.96 years. No SARs were exercised during the three months ended September 28, 2019 or September 29, 2018.

9.	Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $10,000 as of September 28, 2019 and $22,000 as of June 29, 2019, respectively.

10.	Derivative Financial Instruments
As of September 28, 2019, the Company had outstanding foreign currency forward contracts with a total notional amount of $33.0 million. The maturity dates for these contracts extend through December 2020. For the three months ended September 28, 2019, the Company did not enter into any foreign currency forward contracts and settled $6.7 million of such contracts. During the same period of the previous year, the Company did not enter into any foreign currency forward contracts and settled $5.3 million of such contracts.
As of September 28, 2019, the aggregate notional amount of the Company’s outstanding foreign currency contracts along with their unrealized gains are expected to mature as summarized below (in thousands):

Quarter Ending	Notional Contracts in MXN	Notional Contracts in USD	Estimated Fair Value
December 28, 2019	$152,613	$7,187	$508
March 28, 2020	$146,613	$6,553	$736
June 27, 2020	$138,213	$6,257	$525
September 26, 2020	$141,173	$6,729	$117
December 26, 2020	$132,773	$6,241	$125

On October 1, 2014, the Company entered into an interest rate swap contract with an effective date of September 1, 2015 and a termination date of September 3, 2019, related to the borrowings outstanding under the term loan. This interest rate swap paid the Company variable interest at the one month LIBOR rate, and the Company pays the counter party a fixed interest rate. The fixed interest rate for the contract was 1.97% that replaced the one month LIBOR rate component of our contractual interest to be paid to WFB as part of our term loan. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the term loan, the interest rate contract was determined to be effective, and thus qualified as a cash flow hedge.
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of September 28, 2019 and June 29, 2019 (in thousands):

		September 28, 2019	June 29, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts & swaps	Other current assets	$1,886	$2,912
Foreign currency forward contracts & swaps	Other long-term assets	$125	$320
Interest rate swap	Other current assets	$—	$2

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended September 28, 2019 and September 29, 2018, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 29, 2019	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of September 28, 2019
Forward contracts & swaps	Cost of sales	$2,424	$(41)	$(904)	$1,479
Interest rate swap	Interest expense	2	—	(2)	—
Total		$2,426	$(41)	$(906)	$1,479

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 30, 2018	Effective Portion Recorded In AOCI (1)	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of September 29, 2018
Forward contracts & swaps	Cost of sales	$(988)	$2,515	$534	$2,061
Interest rate swap	Interest expense	19	2	(2)	19
Total		$(969)	$2,517	$532	$2,080
As of September 28, 2019, the net amount of unrealized gain expected to be reclassified into earnings within the next 12 months is approximately $1.5 million. As of September 28, 2019, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

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
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of September 28, 2019 and June 29, 2019 (in thousands):

	September 28, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$2,011	$—	$2,011

	June 29, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Interest rate swaps	$—	$2	$—	$2
Foreign currency forward contracts & swaps	$—	$3,232	$—	$3,232

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

The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at September 28, 2019 and June 29, 2019, reasonably approximate their fair value. The Company’s long-term debt, which is measured at amortized cost, primarily consists of a revolving line of credit, a term loan and an equipment term loan. These borrowings bear interest at LIBOR plus 2.0% per the Fifth amendment to the amended and restated credit agreement, as opposed to the previous interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in footnote 4.
As a result of the determinable market rates for our revolving line of credit, term loan and equipment term loan, they are classified within Level 2 of the fair value hierarchy. Further, the carrying value of each of these instruments reasonably approximates their fair value as of September 28, 2019 and June 29, 2019.

12.	Goodwill and Other Intangible Assets
The Company recorded intangible assets in connection with the Ayrshire and Sabre acquisitions resulting primarily favorable lease agreements.
In accordance with accounting guidance on goodwill and other intangible assets, the Company evaluates intangible assets for impairment at the reporting unit level annually, and whenever circumstances occur indicating that intangibles might be impaired.
During the third quarter for fiscal year 2019, the Company assessed other finite-lived intangible assets including the Company’s customer relationships and favorable lease agreements due to an indicator of possible impairment being present. As a result of the analysis performed, the Company determined that the carrying value of the customer relationships intangible asset was not recoverable and recorded an impairment for the entire carrying amount during the third quarter of fiscal year 2019. This resulted in an impairment charge related to other intangible assets of $2.5 million recognized in the third quarter of fiscal year 2019. The Company’s analysis did not indicate that any of its other long-lived assets were impaired.
During the first quarter of fiscal year 2020, the Company adopted the Accounting Standards Update 2016-02, Leases which supersedes ASC 840 Leases and creates a new topic, ASC 842 Leases. Under ASC 842, any assets or liabilities recognized in accordance with ASC 805 that are related to favorable or unfavorable terms of an operating lease for which an entity is a lessee, the entity should derecognize the asset or liability and commensurately adjust the ROU asset.
As such, the Company derecognized the intangible asset and added the offsetting amount to the ROU asset. Resulting in a reduction of favorable lease agreement intangible of $0.7 million, and no adjustment to retained earnings or future P&L impact.
The components of acquired intangible assets are as follows (in thousands):

	September 28, 2019
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Impairment Recognized	Derecognition Favorable Lease per ASC 842	Net Carrying Amount
Intangible assets:
Favorable Lease Agreements	4 - 7	2,941	(2,284)	—	(657)	—
Total		$2,941	$(2,284)	$—	$(657)	$—

	June 29, 2019
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Impairment Recognized	Net Carrying Amount
Intangible assets:
Non-Compete Agreements	3 - 5	$568	$(568)	$—	$—
Customer Relationships	10	4,803	(2,311)	(2,492)	—
Favorable Lease Agreements	4 - 7	2,941	(2,284)	—	657
Total		$8,312	$(5,163)	$(2,492)	$657

Amortization expense was approximately $0 and $230,000 for the three months ended September 28, 2019 and September 29, 2018, respectively.

13.	Revenue
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
During the first quarter of fiscal 2020, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional. The following table summarizes the activity in the Company’s contract assets during the three months ended September 28, 2019 (in thousands):

Contract Assets
Beginning balance, June 29, 2019	$22,161
Revenue recognized	104,026
Amounts collected or invoiced	(104,425)
Ending balance, September 28, 2019	$21,762

Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three months ended September 28, 2019 (in thousands):

	EMS Revenue
Recognition	Three Months Ended
	September 28, 2019	September 29, 2018
Over-Time	$104,026	$126,381
Point-in-Time	1,259	1,091
Total	$105,285	$127,472

14.	Leases
The Company has several commitments under operating leases for warehouses, manufacturing facilities, office buildings, and equipment with initial terms that expire at various dates during the next 1 year to 12 years.
The components of lease cost for the quarter ended September 28, 2019 were (in thousands):

Lease cost	Classification	Three-Month Period Ended
		September 28, 2019
Operating lease cost	Cost of sales	$1,158
Operating lease cost	Selling, general and administrative expenses	267
Total lease cost		$1,425

Amounts reported in the Consolidated Balance Sheet as of the quarter ended September 28, 2019 were (in thousands, except weighted average lease term and discount rate):

September 28, 2019
Operating Leases:
Operating lease right of use assets	$16,056
Operating lease liabilities (1)	15,433

Weighted-average remaining lease term (in years)
Operating leases	6.29

Weighted-average discount rate
Operating leases	4.1%
(1) The current portion of the total operating lease liabilities of $4.5 million is classified under Other Current Liabilities, resulting in $10.9 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
Other information related to leases was as follows (in thousands):

Three-Month Period Ended
September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,121

Future lease payments under non-cancellable leases as of September 28, 2019 are as follows (in thousands):

Fiscal Years Ending	Operating Leases
2020 (1)	$3,511
2021	3,970
2022	3,371
2023	2,597
2024	1,595
Thereafter	6,337
Total undiscounted lease payments	21,381
Less: present value discount	5,948
Total lease liabilities	$15,433

(1) Represents estimated lease payments for the remaining nine-month period ending June 27, 2020.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 29, 2019 and under the previous lease accounting standard ASC 840, the aggregate future minimum payments under non-cancellable operating leases, as of June 29, 2019, are as follows (in thousands):

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
Executive Summary
For the first quarter of fiscal year 2020, the Company reported total revenue of $105.3 million, compared to $127.5 million in the same period of fiscal year 2019.
For the first three months of fiscal 2020, margin percentages improved when compared with prior year on far less revenue as a result of favorable product mix and productivity efficiencies.
As the result of concerns over tariffs and trade tension between the US and China, a number of existing and new customers have accelerated their plans to transition from our China facilities to our expanding facilities in Mexico and Vietnam. While this transition and increasing demands in sheet metals caused delays in production during the first quarter, we see this trend as an important and very positive sign over the longer term, as customers see the increasing advantages of our North American and Vietnam based production. We continue to invest in enabling and accelerating this transition as we capitalize on the successful ramp up of our Vietnam facility.
During the first quarter of fiscal 2020, we continued to win significant new business from EMS competitors and from existing customers, including new programs involving electric vehicle charging infrastructure, LED lighting, oil and gas sensors, and flight controls for experimental aircrafts. To prepare for growth in coming quarters, we continue to invest in new capacity in our Mexico, US and new Vietnam facilities, including a significant increase in our sheet metal capacity to address demand. We remain optimistic about our opportunities for growth in fiscal 2020 and beyond.
The concentration of our top three customers’ net sales increased to 37.0 percent of total sales in the first quarter of fiscal year 2020 from 36.6 percent in the same period of the prior fiscal year. The Company notes the concentration of our top three customers’ net sales without the adoption of ASC 606, decreased to 31.4 percent from 34.0 percent in the same period of the prior fiscal year.

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
Gross profit as a percent of net sales was 8.8 percent for the first quarter of fiscal year 2020 as compared to 7.5 percent for the same quarter of the prior fiscal year. The increase in gross profit as a percentage of net sales was a result of favorable product mix and productivity efficiencies during the quarter.
Operating income as a percentage of net sales was 2.4 percent for the first quarter of fiscal year 2020 compared to 2.0 percent of operating income as a percentage of net sales for the first quarter of fiscal year 2019. The increase in operating income as a percentage of net sales was primarily driven by a favorable product mix and productivity efficiencies.
Net income for the first quarter of fiscal year 2020 was $1.6 million or $0.14 per share, as compared to net income of $1.6 million or $0.15 per share for the first quarter of fiscal year 2019.
Our pipeline of potential new business is also increasingly robust, involving programs with greater long-term revenue potential and higher quantity requirements. Our increased competitiveness in the EMS marketplace is being driven by the growing recognition of the advantages of North American and Vietnam based production, opportunities presented by the acquisition of Ayrshire, as well as by the growing number of opportunities where we can capitalize on the continued expansion of our sheet metal fabrication capabilities in concert with our plastic molding, printed circuit, and product assembly capabilities. We believe that we are well positioned in the EMS industry to continue expansion of our customer base and achieve long-term growth.
For the second quarter of fiscal year 2020, the Company expects to report revenue in the range of $117 million to $122 million. These expected results assume an effective tax rate of 20% in the quarter. Future results will depend on actual levels of customers’ orders and the timing of the startup of production of new product programs.
We maintain a strong balance sheet with a current ratio of 2.0 and a debt to equity ratio of 0.4 as of September 28, 2019. Total cash used in operating activities as defined on our cash flow statement was $10.3 million for the three months ended September 28, 2019. We maintain sufficient liquidity for our expected future operations and had $31.3 million in borrowings on our $45.0 million revolving line of credit with Wells Fargo Bank, N.A. of which $13.3 million remained available at September 28, 2019. We believe cash flows generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.

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

•	Revenue Recognition

•	Inactive, Obsolete, and Surplus Inventory Reserve

•	Allowance for Doubtful Accounts

•	Accrued Warranty

•	Income Taxes

•	Share-Based Compensation

•	Impairment of Long-Lived Assets

•	Derivatives and Hedging Activity

•	Long-Term Incentive Compensation Accrual

•	Impairment of Goodwill
Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended June 29, 2019, for further details. There were no changes to our accounting policies other than the adoption of ASC 842 as follows:
Leases
Refer to footnote 2 Significant Accounting Policies and footnote 14 Leases for critical accounting policies related to the adoption of ASC 842.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 28, 2019 with the Three Months Ended September 29, 2018
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended September 28, 2019 as compared to the three months ended September 29, 2018. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	September 28, 2019	% of net sales	September 29, 2018	% of net sales	$ change	% point change
Net sales	$105,285	100.0%	$127,472	100.0%	$(22,187)	—%
Cost of sales	96,012	91.2%	117,939	92.5%	(21,927)	(1.3)%
Gross profit	9,273	8.8%	9,533	7.5%	(260)	1.3%
Research, development and engineering	1,660	1.6%	1,700	1.3%	(40)	0.3%
Selling, general and administrative	5,074	4.8%	5,288	4.1%	(214)	0.7%
Total operating expenses	6,734	6.4%	6,988	5.4%	(254)	1.0%
Operating income	2,539	2.4%	2,545	2.0%	(6)	0.4%
Interest expense, net	710	0.7%	677	0.5%	33	0.2%
Income before income taxes	1,829	1.7%	1,868	1.5%	(39)	0.2%
Income tax provision	277	0.3%	275	0.2%	2	0.1%
Net income	$1,552	1.5%	$1,593	1.2%	$(41)	0.3%
Effective income tax rate	15.1%		14.7%
Net Sales
Net sales of $105.3 million for the first quarter of fiscal year 2020 decreased by 17.4 percent as compared to net sales of $127.5 million for the first quarter of fiscal year 2019.
The $22.2 million decrease in net sales from the prior year period was driven by a dramatic increase in the demand for sheet metals caused workload balancing challenges. These constraints resulted in production delays and were the primary reason for the unexpected shortfall in revenue.
Gross Profit
Gross profit as a percentage of net sales for the three months ended September 28, 2019 was 8.8 percent compared to 7.5 percent for the three months ended September 29, 2018. This 1.3 percentage point increase was due to favorable product mix and productivity efficiencies.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $21,000 and $13,000 for obsolete inventory during the three months ended September 28, 2019 and September 29, 2018, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated net realizable value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $1.7 million during the three months ended September 28, 2019 and $1.7 million during the three months ended September 29, 2018, respectively. Total RD&E expenses as a percent of net sales were 1.6 percent during the three months ended September 28, 2019 and 1.3 percent during the three months ended September 29, 2018. This 0.3 percent increase in RD&E is related to the decrease in revenue.
Total selling, general and administrative (SG&A) expenses were $5.1 million during the three months ended September 28, 2019 compared to $5.3 million for the three months ended September 29, 2018. Total SG&A expenses as a percentage of net sales were 4.8 percent during the three months ended September 28, 2019 compared to 4.1 percent during the three months ended September 29, 2018. This 0.7 percent increase in SG&A is related to the decrease in revenue.
Interest
Interest expense remained relatively flat at $0.7 million during the three months ended September 28, 2019 and the three months ended September 29, 2018.
Income Taxes
The effective tax rate for the three months ended September 28, 2019 was 15.1 percent compared to 14.7 percent for the three months ended September 29, 2018. The increase was primarily attributable to the impact of taxation in foreign jurisdictions and lower research and development credits, partially offset by lower state income taxes. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements.”
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
BACKLOG
On September 28, 2019, we had an order backlog of approximately $159.9 million. This compares with a backlog of approximately $166.3 million on September 29, 2018. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash used in operating activities for the three months ended September 28, 2019 was $10.3 million, compared to net cash provided by operating activities of $0.3 million during the same period of the prior fiscal year.
The $10.3 million of net cash used in operating activities for the three months ended September 28, 2019 is primarily related to $1.6 million in net income for the period adjusted for $1.6 million of depreciation and amortization, a $13.6 million increase in accounts payable, $0.4 million decrease in contract assets, offset by a $17.3 million increase in inventory and a $10.1 million increase in accounts receivable.
This compares to $0.3 million of net cash provided by operating activities for the three months ended September 29, 2018 is primarily related to $1.6 million in net income for the period adjusted for $1.9 million of depreciation and amortization, $6.7 million of cash received from arbitration settlement, a $1.4 million increase in accounts payable, a $0.4 million decrease in inventory, partially offset by a $4.9 million increase in contract assets, a $3.0 million increase in accounts receivable, a $1.7 million increase in other assets, a $0.9 million decrease in accrued compensation, and a $0.3 million decrease in other liabilities.
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall net sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our trade accounts receivable purchase programs. During the three months ended September 28, 2019 and September 29, 2018, we factored accounts receivable of $17.8 million and $22.2 million, respectively, which were removed from our Consolidated Balance Sheets. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms.

Investing Cash Flow
Cash used in investing activities was $1.3 million during the three months ended September 28, 2019 as compared to cash provided by investing activities of $0.2 million during the three months ended September 29, 2018. Our primary investing activity during the three months ended September 28, 2019 and September 29, 2018, was purchasing equipment to support increased production levels for new programs.
Leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan.
Financing Cash Flow
Cash provided by financing activities was $11.5 million during the three months ended September 28, 2019 as compared to cash provided by financing activities of $0.5 million in the same period of the previous fiscal year. Our primary financing activities during the three months ended September 28, 2019 and three months ended September 29, 2018, were borrowings and repayments under our revolving line of credit facility and term loans. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $45.0 million, subject to availability.
As of September 28, 2019, approximately $13.3 million was available under the revolving line of credit facility. As of September 29, 2018, approximately $26.4 million was available under the revolving line of credit facility.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of September 28, 2019, we had approximately $500,000 of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of September 28, 2019 would approximate $50,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in footnote 6 of the “Notes to Consolidated Financial Statements.”
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended June 29, 2019. There have been no material changes in contractual obligations outside the ordinary course of business since June 29, 2019.

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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility, term loan and equipment term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility, term loan and equipment term loan fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. There was outstanding $31.3 million in borrowings under our revolving credit facility, $15.0 million outstanding on our term loan and $1.5 million outstanding on our equipment term loan as of September 28, 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $33.0 million of foreign currency forward contracts as of September 28, 2019. The fair value of these contracts was $2.0 million. See Note 10 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of September 28, 2019, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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
There are no material changes to the risk factors set forth in Part I Item 1A in the Company’s Annual Report on Form 10-K for the year ended June 29, 2019.

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	November 7, 2019
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brett R. Larsen
Brett R. Larsen	Date:	November 7, 2019
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)