Form 10-Q
period 2019-12-28
KEY TRONIC CORP
filed 2020-02-05
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2019
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
As of February 4, 2020, 10,759,680 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” “KeyTronicEMS” and “KeyTronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands; except share data)

	December 28, 2019	June 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$499	$601
Trade receivables, net of allowance for doubtful accounts of $58 and $58	70,225	58,429
Contract assets	17,071	22,161
Inventories, net	110,144	100,431
Other	20,254	16,477
Total current assets	218,193	198,099
Property, plant and equipment, net	30,825	29,413
Operating lease right-of-use assets, net	14,876	—
Other assets:
Deferred income tax asset	8,207	7,840
Other intangible assets, net	—	657
Other	1,869	2,301
Total other assets	10,076	10,798
Total assets	$273,970	$238,310
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,448	$73,571
Accrued compensation and vacation	6,954	6,759
Current portion of debt, net	7,508	5,841
Other	13,350	7,233
Total current liabilities	108,260	93,404
Long-term liabilities:
Term loans	7,087	7,091
Revolving loan	32,018	23,356
Operating lease liabilities	9,780	—
Other long-term obligations	18	—
Total long-term liabilities	48,903	30,447
Total liabilities	157,163	123,851
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,760 and 10,760 shares, respectively	46,821	46,680
Retained earnings	67,729	65,353
Accumulated other comprehensive gain	2,257	2,426
Total shareholders’ equity	116,807	114,459
Total liabilities and shareholders’ equity	$273,970	$238,310
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net sales	$116,722	$123,037	$222,007	$250,509
Cost of sales	108,600	113,157	204,612	231,096
Gross profit	8,122	9,880	17,395	19,413
Research, development and engineering expenses	1,720	1,857	3,380	3,557
Selling, general and administrative expenses	4,904	5,399	9,978	10,687
Total operating expenses	6,624	7,256	13,358	14,244
Operating income	1,498	2,624	4,037	5,169
Interest expense, net	524	708	1,234	1,385
Income before income taxes	974	1,916	2,803	3,784
Income tax provision	150	327	427	602
Net income	$824	$1,589	$2,376	$3,182
Net income per share — Basic	$0.08	$0.15	$0.22	$0.30
Weighted average shares outstanding — Basic	10,760	10,760	10,760	10,760
Net income per share — Diluted	$0.08	$0.15	$0.22	$0.29
Weighted average shares outstanding — Diluted	10,877	10,881	10,811	10,986
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Comprehensive income:
Net income	$824	$1,589	$2,376	$3,182
Other comprehensive income:
Unrealized gain (loss) on hedging instruments, net of tax	778	(889)	(169)	2,160
Comprehensive income	$1,602	$700	$2,207	$5,342
Other comprehensive income for the three months ended December 28, 2019 and December 29, 2018, is reflected net of tax expense (benefit) of approximately $0.2 million and $(0.2) million, respectively. Other comprehensive income (loss) for the six months ended December 28, 2019 and December 29, 2018, is reflected net of tax expense of approximately $0.1 million and $0.6 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Six Months Ended
	December 28, 2019	December 29, 2018
Operating activities:
Net income	$2,376	$3,182
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	3,143	3,767
Amortization of deferred loan costs	15	15
Provision for obsolete inventory	41	58
Provision for warranty	89	16
Loss on disposal of assets	206	—
Share-based compensation expense	141	274
Deferred income taxes	(318)	(131)
Changes in operating assets and liabilities:
Trade receivables	(13,514)	(10,787)
Contract assets	5,090	(7,212)
Cash received from arbitration settlement	—	6,684
Inventories	(9,754)	7,432
Other assets	(3,689)	(4,963)
Accounts payable	6,877	(3,104)
Accrued compensation and vacation	195	(350)
Other liabilities	664	23
Cash used in operating activities	(8,438)	(5,096)
Investing activities:
Purchase of property and equipment	(5,360)	(3,586)
Proceeds from sale of fixed assets	696	17
Cash receipts from deferred purchase price of factored receivables	2,695	3,302
Cash used in investing activities	(1,969)	(267)
Financing activities:
Payment of financing costs	(5)	(8)
Proceeds from issuance of long term debt	5,000	—
Repayments of long term debt	(3,352)	(2,936)
Borrowings under revolving credit agreement	91,216	94,468
Repayments of revolving credit agreement	(82,554)	(86,312)
Cash provided by financing activities	10,305	5,212
Net decrease in cash and cash equivalents	(102)	(151)
Cash and cash equivalents, beginning of period	601	343
Cash and cash equivalents, end of period	$499	$192
Non-cash investing activities:
Beneficial interest in transferred receivables	(1,718)	(2,117)
Supplemental cash flow information:
Interest payments	$1,235	$1,332
Income tax payments (refunds), net of refunds	$426	$(50)
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands; except share data)

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Total shareholders’ equity, beginning balances	$115,139	$123,421	$114,459	$118,081

Common stock (shares):
Beginning balances	$10,760	$10,760	$10,760	$10,760
Exercise of stock appreciation rights	—	—	—	—
Ending balances	10,760	10,760	10,760	10,760

Common stock:
Beginning balances	$46,754	$46,412	$46,680	$46,244
Share-based compensation	67	106	141	274
Ending balances	46,821	46,518	46,821	46,518

Retained Earnings:
Beginning balances	$66,905	$74,928	$65,353	$72,806
Net income	824	1,589	2,376	3,182
ASC 606 opening balance sheet adjustment	—	—	—	529
Ending balances	67,729	76,517	67,729	76,517

Accumulated other comprehensive income:
Beginning balances	$1,479	$2,080	$2,426	$(969)
Unrealized gain (loss) on hedging instruments, net	778	(889)	(169)	2,160
Ending balances	2,257	1,191	2,257	1,191
Total shareholder’s equity, ending balances	$116,807	$124,226	$116,807	$124,226
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three and six month periods ended December 28, 2019 and December 29, 2018, were 13 and 26 week periods, respectively. Fiscal year 2020 will end on June 27, 2020, which is a 52 week year. Fiscal year 2019 which ended on June 29, 2019, was also a 52 week year.

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
Derivative Instruments and Hedging Activities
The Company has entered into foreign currency forward contracts, foreign currency swaps and an interest rate swap which are accounted for as cash flow hedges in accordance with ASC 815, “Derivatives and Hedging”. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI) and is reclassified into earnings in the same period in which the underlying hedged transaction affects earnings. The derivative’s effectiveness represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.
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
The Company adopted ASC 842 on June 30, 2019 using the modified retrospective method for leases existing at, or entered into after, June 30, 2019. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before our adoption date. Management elected the package of practical expedients which, among other things, allows the Company to carry forward historical lease classification in place prior to June 30, 2019. ASC 842 also provides practical expedients for an entity’s accounting after transition. Management has elected the short-term lease recognition exemption for all leases that qualify, as well as the practical expedient to not separate lease and non-lease components. Both of these expedients were elected for all classes of underlying leased assets. As the Company cannot determine the interest rate implicit in the lease for its leases, the Company uses its estimate of the incremental borrowing rate as of the commencement date in determining the present value of lease payments. The Company’s estimated incremental borrowing rate is the rate of interest it would have to pay on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The lease term for all of the Company’s leases includes the noncancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise.
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

3.	Inventories
The components of inventories consist of the following (in thousands):

	December 28, 2019	June 29, 2019
Finished goods	$14,320	$11,969
Work-in-process	20,638	11,705
Raw materials and supplies	75,186	76,757
	$110,144	$100,431

Total inventory as of December 28, 2019 is net of $11.9 million of reserves, customer payments, and customer deposits compared to $10.0 million in reserves, customer payments, and customer deposits as of June 29, 2019.

4.	Long-Term Debt
On September 10, 2019, the Company entered into a Fifth amendment to the amended and restated credit agreement to increase the outstanding balance on the term loan in the amount of $5.0 million and to extend the maturity date to September 30, 2022 on the original term loan in the amount of $35.0 million that was used to acquire all of the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics). The term loan requires quarterly payments of $1.67 million commencing December 31, 2019 through September 30, 2021, and quarterly payments of $0.4 million commencing December 31, 2021 through September 30, 2022, with a final payment of the remaining outstanding balance on September 30, 2022. The Company had an outstanding balance of $13.3 million and $11.3 million under the term loan as of December 28, 2019 and June 29, 2019, respectively.
On November 20, 2019, the Company entered into a Sixth amendment to the amended and restated credit agreement extending the limit on our line of credit facility to $55.0 million as evidenced by the Second Replacement Revolving Note. The agreement specifies that the proceeds of the revolving line of credit be used primarily for working capital and general corporate purposes. The line of credit is secured by substantially all of the assets of the Company. On September 30, 2018, the Company entered into a Fourth amendment to the amended and restated credit agreement to extend the maturity date to November 1, 2023, at which time all outstanding balances are payable. As of December 28, 2019, the Company had an outstanding balance under the credit facility of $32.0 million, $0.4 million in outstanding letters of credit and $22.6 million available for future borrowings. As of June 29, 2019, the Company had an outstanding balance under the credit facility of $23.4 million, $0.4 million in outstanding letters of credit and $21.3 million available for future borrowings.
On December 28, 2016, the Company entered into an equipment term loan agreement in the amount of $3.9 million in order to further invest in production equipment. The equipment term loan is collateralized by production equipment. Under this loan agreement, equal quarterly payments of approximately $0.2 million commenced on March 31, 2017 and will continue through the maturity of the equipment term loan on June 30, 2021. Amortization of the debt issuance costs is reported as interest expense on the consolidated income statement. As of December 28, 2019, the Company had an outstanding balance of $1.3 million. As of June 29, 2019, the Company had an outstanding balance of $1.7 million.
The Fifth amendment to the amended and restated credit agreement noted above to increase the outstanding balance on the term loan in the amount of $5.0 million fixes borrowings under the revolving line of credit, term loan and equipment term loan to bear interest at LIBOR plus 2.0%, as opposed to previous borrowings at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 1.75%, LIBOR plus 2.00%, or LIBOR plus 2.25% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The interest rates on outstanding debt as of December 28, 2019 range from 3.71% - 3.80% compared to 4.40% - 5.50% as of June 29, 2019.
Debt maturities as of December 28, 2019 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2020 (1)	$3,769
2021	7,537
2022	2,917
2023	417
2024	32,018
Total debt	$46,658
Unamortized debt issuance costs	(45)
Long-term debt, net of debt issuance costs	$46,613
(1) Represents scheduled payments for the remaining six-month period ending June 27, 2020.
The Company must comply with certain financial covenants, including a cash flow leverage ratio, an asset coverage ratio, and a fixed charge coverage ratio. The credit agreement requires the Company to maintain a minimum profit threshold, limits the maximum capital lease expenditures and restricts the Company from declaring or paying dividends in cash or stock without prior bank approval. The Company was in compliance with all financial covenants as of December 28, 2019.

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
Total accounts receivables sold during the six months ended December 28, 2019 and December 29, 2018 was approximately $35.0 million and $41.1 million, respectively. Accounts receivables sold and not yet collected were $1.7 million and $1.7 million as of December 28, 2019 and June 29, 2019, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. Cash receipts related to the deferred purchase price from receivables factored by the Company is reflected as cash provided by investing activities.

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
In future years, because of the Transition Tax on AE&P described above, repatriations of cash will generally be tax-free in the U.S. However, withholding taxes in China may still apply to any such future repatriations. Management has not changed its indefinite investment assertions with regard to the portion of AE&P in China that may be repatriated in the future. Accordingly, management estimates that future repatriations of cash from China may result in approximately $0.8 million of withholding tax. There would be no offsetting foreign tax credits in the U.S. and as such, this potential liability is a direct cost associated with actual repatriations. Withholding taxes will not apply to future repatriations from Mexico or Vietnam.
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
The Company has available approximately $9.4 million of gross federal research and development tax credits as of December 28, 2019. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of December 28, 2019, the Company has recorded $4.1 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $5.3 million.

7.	Earnings Per Share
The following tables present a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except share and per share information)
	December 28, 2019	December 29, 2018
Net income	$824	$1,589
Weighted average shares outstanding—basic	10,760	10,760
Effect of dilutive common stock awards	117	121
Weighted average shares outstanding—diluted	10,877	10,881
Net income per share—basic	$0.08	$0.15
Net income per share—diluted	$0.08	$0.15
Antidilutive SARs not included in diluted earnings per share	725	1,035

	Six Months Ended
	(in thousands, except share and per share information)
	December 28, 2019	December 29, 2018
Net income	$2,376	$3,182
Weighted average shares outstanding—basic	10,760	10,760
Effect of dilutive common stock awards	51	226
Weighted average shares outstanding—diluted	10,811	10,986
Net income per share—basic	$0.22	$0.30
Net income per share—diluted	$0.22	$0.29
Antidilutive SARs not included in diluted earnings per share	725	793

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
The grant date fair value for the awards granted below were estimated using the Black Scholes option valuation method:

	July 26, 2019	July 27, 2018
SARs Granted	170,000	161,250
Strike Price	$4.93	$8.17
Fair Value	$1.23	$2.27

Total share-based compensation expense recognized during the three months ended December 28, 2019 and December 29, 2018 was approximately $67,000 and $106,000, respectively. Total share-based compensation expense recognized during the six months ended December 28, 2019 and December 29, 2018 was approximately $141,000 and $274,000, respectively.

As of December 28, 2019, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.3 million. This expense is expected to be recognized over a weighted average period of 1.80 years. No SARs were exercised during the three or six months ended December 28, 2019 or December 29, 2018.

9.	Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $11,000 as of December 28, 2019 and $22,000 as of June 29, 2019, respectively.

10.	Derivative Financial Instruments
As of December 28, 2019, the Company had outstanding foreign currency forward contracts with a total notional amount of $25.8 million. The maturity dates for these contracts extend through December 2020. For the three months ended December 28, 2019, the Company did not enter into any foreign currency forward contracts and settled $7.2 million of such contracts. During the same period of the previous year, the Company entered into foreign currency forward contracts of $6.3 million and settled $6.7 million of such contracts.
For the six months ended December 28, 2019, the Company did not enter into any foreign currency forward contracts and settled $13.9 million of such contracts. During the same period of the previous year, the Company entered into foreign currency forward contracts of $6.3 million and settled $12.0 million of such contracts.
As of December 28, 2019, the aggregate notional amount of the Company’s outstanding foreign currency contracts along with their unrealized gains are expected to mature as summarized below (in thousands):

Quarter Ending	Notional Contracts in MXN	Notional Contracts in USD	Estimated Fair Value
March 28, 2020	$146,613	$6,553	$1,177
June 27, 2020	$138,213	$6,257	$929
September 26, 2020	$141,173	$6,729	$516
December 26, 2020	$132,773	$6,241	$488

On November 6, 2019, the Company entered into an interest rate swap contract with an effective date of November 6, 2019 and a termination date of September 30, 2022, related to the borrowings outstanding under the term loan. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counter party a fixed interest rate. The fixed interest rate for the contract is 1.70% that replaces the one month LIBOR rate component of our contractual interest to be paid to WFB as part of our term loan. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the term loan, the interest rate contract was determined to be effective, and thus qualified as a cash flow hedge.
On November 6, 2019, the Company entered into an interest rate swap contract with an effective date of November 6, 2019 and a termination date of November 1, 2023, related to the borrowings outstanding under the line of credit. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counter party a fixed interest rate. The fixed interest rate for the contract is 1.67% that replaces the one month LIBOR rate component of our contractual interest to be paid to WFB as part of our line of credit. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the line of credit, the interest rate contract was determined to be effective, and thus qualified as a cash flow hedge.

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of December 28, 2019 and June 29, 2019 (in thousands):

		December 28, 2019	June 29, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts & swaps	Other current assets	$3,110	$2,912
Foreign currency forward contracts & swaps	Other long-term assets	$—	$320
Interest rate swap	Other current assets	$6	$2
Interest rate swap	Other current liabilities	$(83)	$—
Interest rate swap	Other long-term liabilities	$(17)	$—

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended December 28, 2019 and December 29, 2018, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of September 28, 2019	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 28, 2019
Forward contracts & swaps	Cost of sales	$1,479	$1,533	$(683)	$2,329
Interest rate swap	Interest expense	—	(71)	(1)	(72)
Total		$1,479	$1,462	$(684)	$2,257

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of September 29, 2018	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 29, 2018
Forward contracts & swaps	Cost of sales	$2,061	$(1,266)	$383	$1,178
Interest rate swap	Interest expense	19	(1)	(5)	13
Total		$2,080	$(1,267)	$378	$1,191

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the six months ended December 28, 2019 and December 29, 2018, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 29, 2019	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 28, 2019
Forward contracts & swaps	Cost of sales	$2,424	$1,492	$(1,587)	$2,329
Interest rate swap	Interest expense	2	(71)	(3)	(72)
Total		$2,426	$1,421	$(1,590)	$2,257

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 30, 2018	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 29, 2018
Forward contracts & swaps	Cost of sales	$(988)	$1,249	$917	$1,178
Interest rate swap	Interest expense	19	1	(7)	13
Total		$(969)	$1,250	$910	$1,191

As of December 28, 2019, the net amount of unrealized gain expected to be reclassified into earnings within the next 12 months is approximately $2.3 million. As of December 28, 2019, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

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
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of December 28, 2019 and June 29, 2019 (in thousands):

	December 28, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Interest rate swaps	$—	$6	$—	$6
Foreign currency forward contracts	$—	$3,110	$—	$3,110
Financial Liabilities:
Interest rate swap	$—	$(100)	$—	$(100)

	June 29, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Interest rate swaps	$—	$2	$—	$2
Foreign currency forward contracts & swaps	$—	$3,232	$—	$3,232

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
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at December 28, 2019 and June 29, 2019, reasonably approximate their fair value. The Company’s long-term debt, which is measured at amortized cost, primarily consists of a revolving line of credit, a term loan and an equipment term loan. These borrowings bear interest at LIBOR plus 2.0% per the Fifth amendment to the amended and restated credit agreement, as opposed to the previous interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in footnote 4.
As a result of the determinable market rates for our revolving line of credit, term loan and equipment term loan, they are classified within Level 2 of the fair value hierarchy. Further, the carrying value of each of these instruments reasonably approximates their fair value as of December 28, 2019 and June 29, 2019.

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

	December 28, 2019
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

Amortization expense was approximately $0 and $196,000 for the three months ended December 28, 2019 and December 29, 2018, respectively. Amortization expense was approximately $0 and $426,000 for the six months ended December 28, 2019 and December 29, 2018, respectively.

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
During fiscal 2020, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional. The following table summarizes the activity in the Company’s contract assets during the six months ended December 28, 2019 (in thousands):

Contract Assets
Beginning balance, June 29, 2019	$22,161
Revenue recognized	219,144
Amounts collected or invoiced	(224,234)
Ending balance, September 28, 2019	$17,071

Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three and six months ended December 28, 2019 (in thousands):

	EMS Revenue
Recognition	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Over-Time	$115,118	$122,137	$219,144	$248,518
Point-in-Time	1,604	900	2,863	1,991
Total	$116,722	$123,037	$222,007	$250,509

14.	Leases
The Company has several commitments under operating leases for warehouses, manufacturing facilities, office buildings, and equipment with initial terms that expire at various dates during the next 1 year to 12 years.
The components of lease cost for the three and six months ended December 28, 2019 were (in thousands):

Lease cost	Classification	Three-Month Period Ended	Six-Month Period Ended
Operating lease cost	Cost of sales	$1,161	$2,319
Operating lease cost	Selling, general and administrative expenses	331	598
Total lease cost		$1,492	$2,917

Amounts reported in the Consolidated Balance Sheet as of December 28, 2019 were (in thousands, except weighted average lease term and discount rate):

December 28, 2019
Operating Leases:
Operating lease right of use assets	$14,876
Operating lease liabilities (1)	14,329

Weighted-average remaining lease term (in years)
Operating leases	6.29

Weighted-average discount rate
Operating leases	4.1%
(1) The current portion of the total operating lease liabilities of $4.5 million is classified under Other Current Liabilities, resulting in $9.8 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
Other information related to leases was as follows (in thousands):

	Three-Month Period Ended	Six-Month Period Ended
	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,180	$2,301

Future lease payments under non-cancellable leases as of December 28, 2019 are as follows (in thousands):

Fiscal Years Ending	Operating Leases
2020 (1)	$2,241
2021	3,970
2022	3,371
2023	2,597
2024	1,595
Thereafter	6,337
Total undiscounted lease payments	20,111
Less: present value discount	5,782
Total lease liabilities	$14,329

(1) Represents estimated lease payments for the remaining six-month period ending June 27, 2020.

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
Executive Summary
For the second quarter of fiscal year 2020, the Company reported total revenue of $116.7 million, compared to $123.0 million in the same period of fiscal year 2019.
During the second quarter of fiscal 2020, we continued to win significant new business from EMS competitors and from existing customers, including new programs involving consumer medical devices, Wi-Fi enabled signage and temperature control devices.
To prepare for growth in coming quarters, we continue to invest in new capacity in our Mexico, US and new Vietnam facilities, including a significant increase in our sheet metal capacity to address demand. We remain optimistic about our opportunities for growth in fiscal 2020 and beyond.
The concentration of our top three customers’ net sales increased to 37.0 percent of total sales in the second quarter of fiscal year 2020 from 36.6 percent in the same period of the prior fiscal year.
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
Gross profit as a percent of net sales was 7.0 percent for the second quarter of fiscal year 2020 as compared to 8.0 percent for the same quarter of the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily a result of increased factory spend related to ramping production in Juarez and Vietnam during the quarter.

Operating income as a percentage of net sales was 1.3 percent for the second quarter of fiscal year 2020 compared to 2.1 percent of operating income as a percentage of net sales for the second quarter of fiscal year 2019. The decrease in operating income as a percentage of net sales was primarily driven by increased factory spend related to ramping production in Juarez and Vietnam during the quarter.
Net income for the second quarter of fiscal year 2020 was $0.8 million or $0.08 per share, as compared to net income of $1.6 million or $0.15 per share for the second quarter of fiscal year 2019.
As previously noted, the lower than anticipated earnings for the second quarter of fiscal 2020 was primarily a result of increased factory spending in the Company’s Juarez metal fabrication departments. This spending was necessitated by both new and existing customers exiting their manufacturing arrangements in China and ramping their production in Juarez. While the financial effect on Key Tronic was significant, the long-term relationship with these customers was strengthened by the performance of the Juarez facility under extreme pressure. Additionally, the Company incurred unfavorable foreign currency losses related to its unhedged portion of Mexican labor expenses due to a strengthening peso over the quarter.
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
For the third quarter of fiscal year 2020, the Company expects to report revenue in the range of $117 million to $122 million. These expected results assume an effective tax rate of 20% in the quarter. Future results will depend on actual levels of customers’ orders and the timing of the startup of production of new product programs.
We maintain a strong balance sheet with a current ratio of 2.0 and a debt to equity ratio of 0.4 as of December 28, 2019. Total cash used in operating activities as defined on our cash flow statement was $8.4 million for the six months ended December 28, 2019. We maintain sufficient liquidity for our expected future operations and had $32.0 million in borrowings on our $55.0 million revolving line of credit with Wells Fargo Bank, N.A. of which $22.6 million remained available at December 28, 2019. We believe cash flows generated from operations, our borrowing capacity, and leasing opportunities should provide adequate capital for planned growth.

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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended December 28, 2019 with the Three Months Ended December 29, 2018
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended December 28, 2019 as compared to the three months ended December 29, 2018. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	December 28, 2019	% of net sales	December 29, 2018	% of net sales	$ change	% point change
Net sales	$116,722	100.0%	$123,037	100.0%	$(6,315)	—%
Cost of sales	108,600	93.0%	113,157	92.0%	(4,557)	1.0%
Gross profit	8,122	7.0%	9,880	8.0%	(1,758)	(1.0)%
Research, development and engineering	1,720	1.5%	1,857	1.5%	(137)	—%
Selling, general and administrative	4,904	4.2%	5,399	4.4%	(495)	(0.2)%
Total operating expenses	6,624	5.7%	7,256	5.9%	(632)	(0.2)%
Operating income	1,498	1.3%	2,624	2.1%	(1,126)	(0.8)%
Interest expense, net	524	0.4%	708	0.6%	(184)	(0.2)%
Income before income taxes	974	0.8%	1,916	1.6%	(942)	(0.8)%
Income tax provision	150	0.1%	327	0.3%	(177)	(0.2)%
Net income	$824	0.7%	$1,589	1.3%	$(765)	(0.6)%
Effective income tax rate	15.4%		17.1%
Net Sales
Net sales of $116.7 million for the second quarter of fiscal year 2020 decreased by 5.1 percent as compared to net sales of $123.0 million for the second quarter of fiscal year 2019.
The $6.3 million decrease in net sales from the prior year period was driven by an increase in the demand for sheet metals causing workload balancing challenges. These constraints resulted in production delays and were the primary reason for the unexpected shortfall in revenue.
Gross Profit
Gross profit as a percentage of net sales for the three months ended December 28, 2019 was 7.0 percent compared to 8.0 percent for the three months ended December 29, 2018. This 1.0 percentage point decrease was due to increased factory spending in the Company’s Juarez metal fabrication departments.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $20,000 and $45,000 for obsolete inventory during the three months ended December 28, 2019 and December 29, 2018, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated net realizable value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $1.7 million during the three months ended December 28, 2019 and $1.9 million during the three months ended December 29, 2018, respectively. Total RD&E expenses as a percent of net sales were 1.5 percent during the three months ended December 28, 2019 and 1.5 percent during the three months ended December 29, 2018.
Total selling, general and administrative (SG&A) expenses were $4.9 million during the three months ended December 28, 2019 compared to $5.4 million for the three months ended December 29, 2018. Total SG&A expenses as a percentage of net sales were 4.2 percent during the three months ended December 28, 2019 compared to 4.4 percent during the three months ended December 29, 2018. This 0.2 percent decrease in SG&A is related to a decrease in legal fees.
Interest
Interest expense was $0.5 million during the three months ended December 28, 2019 and $0.7 million during the three months ended December 29, 2018. The decrease in interest expense is primarily related to a decrease in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the three months ended December 28, 2019 was 15.4 percent compared to 17.1 percent for the three months ended December 29, 2018. The decrease was primarily due to the recognition of certain discrete adjustments associated with U.S. tax reform that were recorded in the prior year, offset by the impact of taxation in foreign jurisdictions. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements.”
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
RESULTS OF OPERATIONS
Comparison of the Six Months Ended December 28, 2019 with the Six Months Ended December 29, 2018
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income (loss) for the six months ended December 28, 2019 as compared to the six months ended December 29, 2018. It is provided to assist in assessing differences in our overall performance (in thousands):

	Six Months Ended
	December 28, 2019	% of net sales	December 29, 2018	% of net sales	$ change	% point change
Net sales	$222,007	100.0%	$250,509	100.0%	$(28,502)	—%
Cost of sales	204,612	92.2%	231,096	92.3%	(26,484)	(0.1)%
Gross profit	17,395	7.8%	19,413	7.7%	(2,018)	0.1%
Research, development and engineering	3,380	1.5%	3,557	1.4%	(177)	0.1%
Selling, general and administrative	9,978	4.5%	10,687	4.3%	(709)	0.2%
Impairment of goodwill and intangibles	—	—%	—	—%	—	—%
Total operating expenses	13,358	6.0%	14,244	5.7%	(886)	0.3%
Operating income	4,037	1.8%	5,169	2.1%	(1,132)	(0.3)%
Interest expense, net	1,234	0.6%	1,385	0.6%	(151)	—%
Income before income taxes	2,803	1.3%	3,784	1.5%	(981)	(0.2)%
Income tax provision	427	0.2%	602	0.2%	(175)	—%
Net income	$2,376	1.1%	$3,182	1.3%	$(806)	(0.2)%
Effective income tax rate	15.2%		15.9%

Net Sales
Net sales of $222.0 million for the six months ended December 28, 2019 decreased by 11.4 percent as compared to net sales of $250.5 million for the six months ended December 29, 2018.
The $28.5 million decrease in net sales from the prior year period was primarily driven by an increase in the demand for sheet metals causing workload balancing challenges. These constraints resulted in production delays and were the primary reason for the unexpected shortfall in revenue.
Gross Profit
Gross profit as a percentage of net sales for the six months ended December 28, 2019 was 7.8 percent compared to 7.7 percent for the six months ended December 29, 2018. This 0.1 percentage point decrease is primarily related to a decrease in certain overhead costs partially offset by an increase in material related costs. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $41,000 and $58,000 for obsolete inventory during the six months ended December 28, 2019 and December 29, 2018, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $3.4 million and $3.6 million during the six months ended December 28, 2019 and December 29, 2018, respectively. Total RD&E expenses as a percent of net sales were 1.5 percent during the six months ended December 28, 2019 and the six months ended December 29, 2018.
Total selling, general and administrative (SG&A) expenses were $10.0 million during the six months ended December 28, 2019 compare to $10.7 million for the nine months ended December 29, 2018. Total SG&A expenses as a percentage of net sales were 4.5 percent during the six months ended December 28, 2019 compared to 4.3 percent during the six months ended December 29, 2018. This 0.2 percentage point increase in SG&A is related to an increase in professional fees and commission expense.
Interest
Interest expense was $1.2 million during the six months ended December 28, 2019 compared to $1.4 million during the six months ended December 29, 2018. The decrease in interest expense is primarily related to a decrease in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the six months ended December 28, 2019 was 15.2 percent compared to 15.9 percent for the same period in fiscal year 2019. The effective tax rate decreased from the prior year primarily due to the recognition of certain discrete adjustments associated with U.S. tax reform that were recorded in the prior year, offset by the impact of taxation in foreign jurisdictions. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements.” Refer to footnote 12 for additional information relating to the write-off of certain intangible assets.
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
BACKLOG
On December 28, 2019, we had an order backlog of approximately $145.5 million. This compares with a backlog of approximately $151.2 million on December 29, 2018. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash used in operating activities for the six months ended December 28, 2019 was $8.4 million, compared to net cash used in operating activities of $5.1 million during the same period of the prior fiscal year.

The $8.4 million of net cash used in operating activities for the six months ended December 28, 2019 is primarily related to $2.4 million in net income for the period adjusted for $3.1 million of depreciation and amortization, a $6.9 million increase in accounts payable, $5.1 million decrease in contract assets, offset by a $9.8 million increase in inventory and a $13.5 million increase in accounts receivable.
This compares to $5.1 million of net cash used in operating activities for the six months ended December 29, 2018 is primarily related to $3.2 million in net income for the period adjusted for $3.8 million of depreciation and amortization, $6.7 million of cash received from arbitration settlement, a $7.4 million decrease in inventory, partially offset by a $3.1 million decrease in accounts payable, $7.2 million increase in contract assets, a $2.0 million increase in accounts receivable, a $5.0 million increase in other assets, and a $0.4 million decrease in accrued compensation.
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall net sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our trade accounts receivable purchase programs. During the six months ended December 28, 2019 and December 29, 2018, we factored accounts receivable of $35.0 million and $41.1 million, respectively, which were removed from our Consolidated Balance Sheets. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms.
Investing Cash Flow
Cash used in investing activities was $2.0 million during the six months ended December 28, 2019 as compared to cash used in investing activities of $0.3 million during the six months ended December 29, 2018. Our primary investing activity during the six months ended December 28, 2019 and December 29, 2018, was purchasing equipment to support increased production levels for new programs.
Leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan.
Financing Cash Flow
Cash provided by financing activities was $10.3 million during the six months ended December 28, 2019 as compared to cash provided by financing activities of $5.2 million in the same period of the previous fiscal year. Our primary financing activities during the six months ended December 28, 2019 and six months ended December 29, 2018, were borrowings and repayments under our revolving line of credit facility and term loans. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $55.0 million, subject to availability.
As of December 28, 2019, approximately $22.6 million was available under the revolving line of credit facility. As of December 29, 2018, approximately $20.2 million was available under the revolving line of credit facility.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. As of December 28, 2019, we had approximately $500,000 of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of December 28, 2019 would approximate $38,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in footnote 6 of the “Notes to Consolidated Financial Statements.”
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
Key Tronic is working closely with its employees and key suppliers to ascertain delays attributable to the recent outbreak of coronavirus in China. Potential delays in production and extended transit times of critical parts could may cause a shortage of components.
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
The markets for our customers’ products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and short product life cycles. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. Our success will depend upon our customers’ ability to enhance existing products and to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and emerging industry standards and address evolving and increasingly sophisticated customer requirements. Failure of our customers to do so could substantially harm our customers’ competitive positions. There can be no assurance that our customers will be successful in identifying, developing and marketing products that respond to technological change, emerging industry standards or evolving customer requirements.
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility, term loan and equipment term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility, term loan and equipment term loan fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. There was outstanding $32.0 million in borrowings under our revolving credit facility, $13.3 million outstanding on our term loan and $1.3 million outstanding on our equipment term loan as of December 28, 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $25.8 million of foreign currency forward contracts as of December 28, 2019. The fair value of these contracts was $3.1 million. See Note 10 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of December 28, 2019, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	February 5, 2020
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brett R. Larsen
Brett R. Larsen	Date:	February 5, 2020
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)