Form 10-Q
period 2020-03-28
KEY TRONIC CORP
filed 2020-05-06
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2020
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
As of May 4, 2020, 10,759,680 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” “KeyTronicEMS” and “KeyTronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands; except share data)

	March 28, 2020	June 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,302	$601
Trade receivables, net of allowance for doubtful accounts of $609 and $58	77,329	58,429
Contract assets	17,681	22,161
Inventories, net	114,052	100,431
Other	19,597	16,477
Total current assets	229,961	198,099
Property, plant and equipment, net	30,594	29,413
Operating lease right-of-use assets, net	15,347	—
Other assets:
Deferred income tax asset	9,825	7,840
Other intangible assets, net	—	657
Other	2,676	2,301
Total other assets	12,501	10,798
Total assets	$288,403	$238,310
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,893	$73,571
Accrued compensation and vacation	6,702	6,759
Current portion of debt, net	7,508	5,841
Other	15,470	7,233
Total current liabilities	101,573	93,404
Long-term liabilities:
Term loans	5,210	7,091
Revolving loan	57,236	23,356
Operating lease liabilities	10,327	—
Other long-term obligations	1,117	—
Total long-term liabilities	73,890	30,447
Total liabilities	175,463	123,851
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,760 and 10,760 shares, respectively	46,880	46,680
Retained earnings	68,639	65,353
Accumulated other comprehensive gain (loss)	(2,579)	2,426
Total shareholders’ equity	112,940	114,459
Total liabilities and shareholders’ equity	$288,403	$238,310
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net sales	$111,455	$107,954	$333,462	$358,463
Cost of sales	102,207	101,147	306,819	332,243
Gross profit	9,248	6,807	26,643	26,220
Research, development and engineering expenses	1,749	1,398	5,129	4,955
Selling, general and administrative expenses	5,735	5,497	15,713	16,184
Impairment of goodwill and intangibles	—	12,448	—	12,448
Total operating expenses	7,484	19,343	20,842	33,587
Operating income (loss)	1,764	(12,536)	5,801	(7,367)
Interest expense, net	754	720	1,988	2,105
Income (loss) before income taxes	1,010	(13,256)	3,813	(9,472)
Income tax provision (benefit)	100	(1,275)	527	(673)
Net income (loss)	$910	$(11,981)	$3,286	$(8,799)
Net income (loss) per share — Basic	$0.08	$(1.11)	$0.31	$(0.82)
Weighted average shares outstanding — Basic	10,760	10,760	10,760	10,760
Net income (loss) per share — Diluted	$0.08	$(1.11)	$0.30	$(0.82)
Weighted average shares outstanding — Diluted	10,885	10,760	10,813	10,760
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Comprehensive income (loss):
Net income (loss)	$910	$(11,981)	$3,286	$(8,799)
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	(4,836)	859	(5,005)	3,019
Comprehensive income (loss)	$(3,926)	$(11,122)	$(1,719)	$(5,780)
Other comprehensive income (loss) for the three months ended March 28, 2020 and March 30, 2019, is reflected net of tax expense (benefit) of approximately $(1.4) million and $0.2 million, respectively. Other comprehensive income (loss) for the nine months ended March 28, 2020 and March 30, 2019, is reflected net of tax expense (benefit) of approximately $(1.5) million and $0.8 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Nine Months Ended
	March 28, 2020	March 30, 2019
Operating activities:
Net income (loss)	$3,286	$(8,799)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Goodwill and intangible assets impairment	—	12,448
Depreciation and amortization	3,996	5,520
Amortization of deferred loan costs	22	22
Provision for obsolete inventory	76	70
Provision for warranty	125	67
Provision for doubtful accounts	551	58
Loss on disposal of assets	207	—
Share-based compensation expense	200	354
Deferred income taxes	(525)	(936)
Changes in operating assets and liabilities:
Trade receivables	(19,456)	5,534
Contract assets	4,480	(8,232)
Cash received from arbitration settlement	—	6,684
Inventories	(13,697)	3,639
Other assets	(9,068)	(3,648)
Accounts payable	(1,679)	(7,439)
Accrued compensation and vacation	(57)	(1,769)
Other liabilities	(522)	(185)
Cash (used in) provided by operating activities	(32,061)	3,388
Investing activities:
Purchase of property and equipment	(5,921)	(5,841)
Proceeds from sale of fixed assets	696	17
Cash receipts from deferred purchase price of factored receivables	4,350	4,768
Cash used in investing activities	(875)	(1,056)
Financing activities:
Payment of financing costs	(7)	(11)
Proceeds from issuance of long term debt	5,000	—
Repayments of long term debt	(5,236)	(4,403)
Borrowings under revolving credit agreement	148,303	140,047
Repayments of revolving credit agreement	(114,423)	(138,143)
Cash provided by (used in) financing activities	33,637	(2,510)
Net increase (decrease) in cash and cash equivalents	701	(178)
Cash and cash equivalents, beginning of period	601	343
Cash and cash equivalents, end of period	$1,302	$165
Non-cash investing activities:
Beneficial interest in transferred receivables	(5)	(2,083)
Supplemental cash flow information:
Interest payments	$1,990	$2,108
Income tax payments (refunds), net of refunds	$426	$(384)
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands; except share data)

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Total shareholders’ equity, beginning balances	$116,808	$124,226	$114,459	$118,081

Common stock (shares):
Beginning balances	$10,760	$10,760	$10,760	$10,760
Exercise of stock appreciation rights	—	—	—	—
Ending balances	10,760	10,760	10,760	10,760

Common stock:
Beginning balances	$46,821	$46,518	$46,680	$46,244
Share-based compensation	59	80	200	354
Ending balances	46,880	46,598	46,880	46,598

Retained Earnings:
Beginning balances	$67,729	$76,517	$65,353	$72,806
Net income	910	(11,981)	3,286	(8,799)
ASC 606 opening balance sheet adjustment	—	—	—	529
Ending balances	68,639	64,536	68,639	64,536

Accumulated other comprehensive income:
Beginning balances	$2,257	$1,191	$2,426	$(969)
Unrealized gain (loss) on hedging instruments, net	(4,836)	859	(5,005)	3,019
Ending balances	(2,579)	2,050	(2,579)	2,050
Total shareholder’s equity, ending balances	$112,940	$113,184	$112,940	$113,184
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three and nine month periods ended March 28, 2020 and March 30, 2019, were 13 and 39 week periods, respectively. Fiscal year 2020 will end on June 27, 2020, which is a 52 week year. Fiscal year 2019 which ended on June 29, 2019, was also a 52 week year.
The 2019 novel strain of coronavirus ("COVID-19") has resulted in business slowdowns or shutdowns in affected areas. In January 2020, the Company’s China facilities faced temporary shutdowns as a result of government mandates. In March 2020, these facilities began returning to full operation and the supply chain disruptions have been abating. In April 2020, the Company announced the temporary closure of its Juarez facilities, however, operations successfully resumed six days later.
Due to the COVID-19 pandemic, the Company has seen extreme shifts in demand from its customer base. The possibility of future temporary closures, as well as adverse fluctuations in customer demand, freight and expedite costs, precautionary safety expenses, collectibility of accounts, and future supply chain disruptions during the rapidly changing COVID-19 environment can materially impact operating results. Additionally, continued adverse macroeconomic conditions and significant currency exchange fluctuations can also materially impact operating results.

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
Recently Issued Accounting Standards
In March of 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, which clarifies specific issues raised by stakeholders. Specifically, the ASU clarifies the following: 1) that all entities are required to provide the fair value option disclosures in ASC 825, Financial Instruments 2) clarifies that the portfolio exception in ASC 820, Fair Value Measurement, applies to nonfinancial items accounted for as derivatives under ASC 815, Derivatives and Hedging; 3) clarifies that for purposes of measuring expected credit losses on a net investment in a lease in accordance with ASC 326, Financial Instruments - Credit Losses, the lease term determined in accordance with ASC 842, Leases, should be used as the contractual term; 4) clarifies that when an entity regains control of financial assets sold, it should recognize an allowance for credit losses in accordance with ASC 326; and 5) aligns the disclosure requirements for debt securities in ASC 320, Investments - Debt Securities, with the corresponding requirements for depository and lending institutions in ASC 942, Financial Services - Depository and Lending. The amendments in the ASU have various effective dates and transition requirements which are dependent on timing of adoption of ASU 2016-13. The Company is currently assessing the effects on its consolidated financial statements, and it intends to adopt the guidance as they become effective.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which modifies certain provisions of ASC 740, Income Taxes, in an effort to reduce the complexity of accounting for income taxes. ASU 2019-12 is effective for us the first quarter of fiscal year 2022. We are currently evaluating the effects and do not believe this standard will have a material impact on our consolidated financial position, results of operations, or cash flows.
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
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance is effective for the Company beginning in the first quarter of fiscal year 2024 with early adoption permitted. The Company is currently assessing the impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2024.

3.	Inventories
The components of inventories consist of the following (in thousands):

	March 28, 2020	June 29, 2019
Finished goods	$15,390	$11,969
Work-in-process	19,346	11,705
Raw materials and supplies	79,316	76,757
	$114,052	$100,431

Total inventory as of March 28, 2020 is net of $13.5 million of reserves, customer payments, and customer deposits compared to $10.0 million in reserves, customer payments, and customer deposits as of June 29, 2019.

4.	Long-Term Debt
On March 5, 2020, the Company entered into a Seventh amendment to the amended and restated credit agreement extending the limit on our line of credit facility to $65.0 million. Outside of the limit increase of the credit facility, the agreement reflects the same specifications and terms as the sixth amendment to the amended and restated credit agreement entered into by the Company on November 20, 2019; discussed below. As of March 28, 2020, the Company had an outstanding balance under the credit facility of $57.2 million, $0.4 million in outstanding letters of credit and $7.4 million available for future borrowings. As of June 29, 2019, the Company had an outstanding balance under the credit facility of $23.4 million, $0.4 million in outstanding letters of credit and $21.3 million available for future borrowings.
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
On September 10, 2019, the Company entered into a Fifth amendment to the amended and restated credit agreement to increase the outstanding balance on the term loan in the amount of $5.0 million and to extend the maturity date to September 30, 2022 on the original term loan in the amount of $35.0 million that was used to acquire all of the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics). The term loan requires quarterly payments of $1.67 million commencing December 31, 2019 through September 30, 2021, and quarterly payments of $0.4 million commencing December 31, 2021 through September 30, 2022, with a final payment of the remaining outstanding balance on September 30, 2022. The Company had an outstanding balance of $11.7 million and $11.3 million under the term loan as of March 28, 2020 and June 29, 2019, respectively.
On December 28, 2016, the Company entered into an equipment term loan agreement in the amount of $3.9 million in order to further invest in production equipment. The equipment term loan is collateralized by production equipment. Under this loan agreement, equal quarterly payments of approximately $0.2 million commenced on March 31, 2017 and will continue through the maturity of the equipment term loan on June 30, 2021. Amortization of the debt issuance costs is reported as interest expense on the consolidated income statement. As of March 28, 2020, the Company had an outstanding balance of $1.1 million. As of June 29, 2019, the Company had an outstanding balance of $1.7 million.
The Fifth amendment to the amended and restated credit agreement noted above to increase the outstanding balance on the term loan in the amount of $5.0 million fixes borrowings under the revolving line of credit, term loan and equipment term loan to bear interest at LIBOR plus 2.0%, as opposed to previous borrowings at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 1.75%, LIBOR plus 2.00%, or LIBOR plus 2.25% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The interest rates on outstanding debt as of March 28, 2020 range from 2.99% - 3.58% compared to 4.40% - 5.50% as of June 29, 2019.
Debt maturities as of March 28, 2020 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2020 (1)	$1,884
2021	7,537
2022	2,917
2023	417
2024	57,236
Total debt	$69,991
Unamortized debt issuance costs	(37)
Long-term debt, net of debt issuance costs	$69,954
(1) Represents scheduled payments for the remaining three-month period ending June 27, 2020.
The Company must comply with certain financial covenants, including a fixed charge coverage ratio. The credit agreement requires the Company to maintain a minimum profit threshold, limits the maximum capital lease expenditures and restricts the Company from declaring or paying dividends in cash or stock without prior bank approval. The Company was in compliance with all financial covenants as of March 28, 2020.

5.	Trade Accounts Receivable Purchase Programs
Sale Programs
The Company has utilized an Account Purchase Agreement with Wells Fargo Bank, N.A. (“WFB”) which allows the Company to sell and assign to WFB and WFB may purchase from the Company the accounts receivable of certain Company customers in a maximum aggregate amount outstanding of $25.0 million. As of March 28, 2020, the Company has no factored receivables with WFB. The Company also has an Account Purchase Agreement with Orbian Financial Services (“Orbian”). This agreement allows the Company to sell accounts receivable of certain customers to Orbian and the agreement may be cancelled at any time by either party.
Total accounts receivables sold during the nine months ended March 28, 2020 and March 30, 2019 was approximately $38.6 million and $62.0 million, respectively. Accounts receivables sold and not yet collected were $5,000 and $1.7 million as of March 28, 2020 and June 29, 2019, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. Cash receipts related to the deferred purchase price from receivables factored by the Company is reflected as cash provided by investing activities.

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
The Company expects to repatriate a portion of its foreign earnings based on increased net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $7.7 million of foreign earnings in the future. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
The Company has available approximately $9.7 million of gross federal research and development tax credits as of March 28, 2020. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of March 28, 2020, the Company has recorded $4.2 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $5.5 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company does not expect that the NOL carryback provision of the CARES Act will result in a material cash benefit. In addition, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification would increase the allowable interest expense deduction of the Company and result in less taxable income for fiscal year 2020, but is not expected to have a material impact on the provision for income taxes. Also, under the CARES Act, AMT credits not previously refunded for the 2018 tax year are refundable in the 2019 taxable year rather than in years 2019-2021, and taxpayers can elect to claim 100% of the AMT credits in the first taxable year beginning in 2018 by applying for a tentative refund claim on or before December 31, 2020. The Company has made this election by applying for a tentative refund claim. The Company is continuing to evaluate the impacts of other aspects of the CARES Act, and at this time the Company does not believe they will have a material impact on our consolidated financial position, results of operations, or cash flows.

7.	Earnings Per Share
The following tables present a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except share and per share information)
	March 28, 2020	March 30, 2019
Net income (loss)	$910	$(11,981)
Weighted average shares outstanding—basic	10,760	10,760
Effect of dilutive common stock awards	125	—
Weighted average shares outstanding—diluted	10,885	10,760
Net income (loss) per share—basic	$0.08	$(1.11)
Net income (loss) per share—diluted	$0.08	$(1.11)
Antidilutive SARs not included in diluted earnings per share	720	1,005

	Nine Months Ended
	(in thousands, except share and per share information)
	March 28, 2020	March 30, 2019
Net income (loss)	$3,286	$(8,799)
Weighted average shares outstanding—basic	10,760	10,760
Effect of dilutive common stock awards	53	—
Weighted average shares outstanding—diluted	10,813	10,760
Net income (loss) per share—basic	$0.31	$(0.82)
Net income (loss) per share—diluted	$0.30	$(0.82)
Antidilutive SARs not included in diluted earnings per share	720	1,005

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

Total share-based compensation expense recognized during the three months ended March 28, 2020 and March 30, 2019 was approximately $59,000 and $80,000, respectively. Total share-based compensation expense recognized during the nine months ended March 28, 2020 and March 30, 2019 was approximately $200,000 and $354,000, respectively.
As of March 28, 2020, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.3 million. This expense is expected to be recognized over a weighted average period of 1.65 years. No SARs were exercised during the three or nine months ended March 28, 2020 or March 30, 2019.

9.	Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $33,000 as of March 28, 2020 and $22,000 as of June 29, 2019, respectively.

10.	Derivative Financial Instruments
As of March 28, 2020, the Company had outstanding foreign currency forward contracts with a total notional amount of $43.0 million. The maturity dates for these contracts extend through December 2021. For the three months ended March 28, 2020, the Company entered into $23.8 million of foreign currency forward contracts and settled $6.6 million of such contracts. During the same period of the previous year, the Company did not enter into any foreign currency forward contracts and settled $7.0 million of such contracts.
For the nine months ended March 28, 2020, the Company entered into $23.8 million of foreign currency forward contracts and settled $20.5 million of such contracts. During the same period of the previous year, the Company entered into foreign currency forward contracts of $6.3 million and settled $19.0 million of such contracts.
As of March 28, 2020, the aggregate notional amount of the Company’s outstanding foreign currency contracts along with their unrealized gains (losses) are expected to mature as summarized below (in thousands):

Quarter Ending	Notional Contracts in MXN	Notional Contracts in USD	Estimated Fair Value
June 27, 2020	$138,213	$6,257	$(365)
September 26, 2020	$141,173	$6,729	$(790)
December 26, 2020	$132,773	$6,241	$(725)
April 3, 2021	$148,253	$6,682	$(598)
July 3, 2021	$144,725	$6,446	$(576)
October 2, 2021	$146,373	$5,502	$360
January 1, 2022	$137,973	$5,129	$328

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
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of March 28, 2020 and June 29, 2019 (in thousands):

		March 28, 2020	June 29, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts & swaps	Other current assets	$—	$2,912
Foreign currency forward contracts & swaps	Other long-term assets	$687	$320
Foreign currency forward contracts & swaps	Other current liabilities	$(2,478)	$—
Foreign currency forward contracts & swaps	Other long-term liabilities	$(576)	$—
Interest rate swap	Other current assets	$3	$2
Interest rate swap	Other current liabilities	$(326)	$—
Interest rate swap	Other long-term liabilities	$(541)	$—

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended March 28, 2020 and March 30, 2019, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of December 28, 2019	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 28, 2020
Forward contracts & swaps	Cost of sales	$2,329	$(3,163)	$(1,077)	$(1,911)
Interest rate swap	Interest expense	(72)	(591)	(5)	(668)
Total		$2,257	$(3,754)	$(1,082)	$(2,579)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of December 29, 2018	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 30, 2019
Forward contracts & swaps	Cost of sales	$1,178	$1,059	$(194)	$2,043
Interest rate swap	Interest expense	13	1	(7)	7
Total		$1,191	$1,060	$(201)	$2,050

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the nine months ended March 28, 2020 and March 30, 2019, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 29, 2019	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 28, 2020
Forward contracts & swaps	Cost of sales	$2,424	$(1,671)	$(2,664)	$(1,911)
Interest rate swap	Interest expense	2	(662)	(8)	(668)
Total		$2,426	$(2,333)	$(2,672)	$(2,579)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 30, 2018	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 30, 2019
Forward contracts & swaps	Cost of sales	$(988)	$2,308	$723	$2,043
Interest rate swap	Interest expense	19	2	(14)	7
Total		$(969)	$2,310	$709	$2,050

As of March 28, 2020, the net amount of unrealized loss expected to be reclassified into earnings within the next 12 months is approximately $2.2 million. As of March 28, 2020, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

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
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of March 28, 2020 and June 29, 2019 (in thousands):

	March 28, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Interest rate swaps	$—	$3	$—	$3
Foreign currency forward contracts	$—	$687	$—	$687
Financial Liabilities:
Interest rate swap	$—	$(867)	$—	$(867)
Foreign currency forward contracts & swaps	$—	$(3,054)	$—	$(3,054)

	June 29, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Interest rate swaps	$—	$2	$—	$2
Foreign currency forward contracts & swaps	$—	$3,232	$—	$3,232

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
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at March 28, 2020 and June 29, 2019, reasonably approximate their fair value. The Company’s long-term debt, which is measured at amortized cost, primarily consists of a revolving line of credit, a term loan and an equipment term loan. These borrowings bear interest at LIBOR plus 2.0% per the Fifth amendment to the amended and restated credit agreement, as opposed to the previous interest at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in footnote 4.
As a result of the determinable market rates for our revolving line of credit, term loan and equipment term loan, they are classified within Level 2 of the fair value hierarchy. Further, the carrying value of each of these instruments reasonably approximates their fair value as of March 28, 2020 and June 29, 2019.

12.	Goodwill and Other Intangible Assets
The Company recorded goodwill and intangible assets in connection with the Ayrshire and Sabre acquisitions resulting primarily in synergies that resulted from the Company's acquisitions and the assembled workforce and favorable lease agreements; respectively.
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

	March 28, 2020
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

Amortization expense was approximately $0 and $76,000 for the three months ended March 28, 2020 and March 30, 2019, respectively. Amortization expense was approximately $0 and $502,000 for the nine months ended March 28, 2020 and March 30, 2019, respectively.

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
The Company’s typical payment terms are 30 to 90 days and its sales arrangements do not contain any significant financing component for its customers.
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
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional. The following table summarizes the activity in the Company’s contract assets during the nine months ended March 28, 2020 (in thousands):

Contract Assets
Beginning balance, June 29, 2019	$22,161
Revenue recognized	329,192
Amounts collected or invoiced	(333,672)
Ending balance, March 28, 2020	$17,681

Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three and nine months ended March 28, 2020 (in thousands):

	EMS Revenue
Recognition	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Over-Time	$110,048	$106,859	$329,192	$350,512
Point-in-Time	1,407	1,095	4,270	7,951
Total	$111,455	$107,954	$333,462	$358,463

14.	Leases
The Company has several commitments under operating leases for warehouses, manufacturing facilities, office buildings, and equipment with initial terms that expire at various dates during the next 1 year to 12 years.
The components of lease cost for the three and nine months ended March 28, 2020 were (in thousands):

Lease cost	Classification	Three-Month Period Ended	Nine-Month Period Ended
Operating lease cost	Cost of sales	$1,162	$3,481
Operating lease cost	Selling, general and administrative expenses	338	935
Total lease cost		$1,500	$4,416

Amounts reported in the Consolidated Balance Sheet as of March 28, 2020 were (in thousands, except weighted average lease term and discount rate):

March 28, 2020
Operating Leases:
Operating lease right of use assets	$15,347
Operating lease liabilities (1)	14,875

Weighted-average remaining lease term (in years)
Operating leases	6.24

Weighted-average discount rate
Operating leases	4.1%
(1) The current portion of the total operating lease liabilities of $4.5 million is classified under Other Current Liabilities, resulting in $10.4 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
Other information related to leases was as follows (in thousands):

	Three-Month Period Ended	Nine-Month Period Ended
	March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,030	$3,331

Future lease payments under non-cancellable leases as of March 28, 2020 are as follows (in thousands):

Fiscal Years Ending	Operating Leases
2020 (1)	$1,255
2021	4,249
2022	3,371
2023	2,597
2024	1,595
Thereafter	6,337
Total undiscounted lease payments	19,404
Less: present value discount	4,529
Total lease liabilities	$14,875

(1) Represents estimated lease payments for the remaining three-month period ending June 27, 2020.

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
Executive Summary
For the third quarter of fiscal year 2020, the Company reported total revenue of $111.5 million, compared to $108.0 million in the same period of fiscal year 2019.
During the third quarter of fiscal 2020, we continued to win significant new business from EMS competitors and from existing customers, including new programs involving consumer products, home exercise equipment, and personal safety equipment.
To prepare for growth in coming quarters, we continue to invest in new capacity in our Mexico, US and new Vietnam facilities, including a significant increase in our sheet metal capacity to address demand. We remain optimistic about our opportunities for growth in fiscal 2020 and beyond.
The concentration of our top three customers’ net sales decreased to 34.7 percent of total sales in the third quarter of fiscal year 2020 from 39.1 percent in the same period of the prior fiscal year.

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
Gross profit as a percent of net sales was 8.3 percent for the third quarter of fiscal year 2020 as compared to 6.3 percent for the same quarter of the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily a result of increased revenue and streamlining efforts in the Company’s Juarez facilities.
Operating income as a percentage of net sales was 1.6 percent for the third quarter of fiscal year 2020 compared to (11.6) percent of operating income as a percentage of net sales for the third quarter of fiscal year 2019. Due to accounting requirements, the Company wrote down its goodwill and intangibles by approximately $12.5 million in the third quarter of 2019. Without the write down, operating margins would have been approximately break-even. The increase in operating income as a percentage of net sales was primarily driven by increased revenues compared to the same quarter of fiscal year 2019 and streamlining efforts in the Company’s Juarez facilities.
Net income for the third quarter of fiscal year 2020 was $0.9 million or $0.08 per share, as compared to net income of $(12.0) million or $(1.11) per share for the third quarter of fiscal year 2019.
As previously announced, the lower than anticipated revenue and earnings for third quarter of fiscal 2020 is primarily a result of disruptions to supply chains in China caused by the COVID-19 crisis, which delayed the arrival of key components. In addition, earnings in the third quarter of 2020 were impacted by a write down of $0.6 million of receivables from a customer that was impacted by the pandemic, decreasing earnings per share by approximately $0.04 per share.
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
Due to the COVID-19 crisis, the Company has seen extreme shifts in demand from our customer base. Some customers have significantly increased their demand, including programs for home-consumer products, healthcare and home exercise equipment. Other customers, particularly those in the gaming industry, have seen large decreases in their demand. The effect of the virus on our customer’s demand is net positive, but each customer’s demand continues to change rapidly. Further, the costs of responding to this rapidly changing demand in the COVID-19 environment are unusually unpredictable. Freight and expedite costs, along with overtime and precautionary safety expenses, and collectability of accounts are impacting our results.
During the fourth quarter of fiscal year 2020, the Company announced the temporary closure of its Juarez facilities, however, operations successfully resumed six days later after petitioning the Mexican government to recognize the essential products the Company manufactures. Under U.S. regulations the Company is classified as an Essential Critical Infrastructure Employer and its Juarez facilities do manufacture essential products which are sold in Mexico. The Company has since ramped operations back up in Mexico while continuing to focus on protecting the health of all of its employees by adhering to current health guidelines.
Currently, the Company’s China facilities appear to be returning to full operation and the supply chain disruptions have been abating. The Company’s facilities in the US and Vietnam continue to operate normally, while we rigorously follow current health guidelines. We continue to invest in new capacity and remain optimistic about our long-term opportunities for growth. Nevertheless, uncertainty over the possibility of future temporary closures, predicting customer demand and costs, and predicting future supply chain disruptions during the rapidly changing COVID-19 environment makes it impossible to provide any specific guidance for the fourth quarter at this time. Future results will depend on actual levels of customers’ orders and the timing of the startup of production of new product programs.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic.  The Company is continuing to evaluate the CARES Act, and at this time does not believe it will have a material impact on our consolidated financial position, results of operations, or cash flows. Refer to footnote 6 Income Taxes for discussion.

We maintain a strong balance sheet with a current ratio of 2.3 and a debt to equity ratio of 0.6 as of March 28, 2020. Total cash used in operating activities as defined on our cash flow statement was $32.1 million for the nine months ended March 28, 2020. We maintain sufficient liquidity for our expected future operations and had $57.2 million in borrowings and $0.4 million in outstanding letters of credit on our $65.0 million revolving line of credit with Wells Fargo Bank, N.A. of which $7.4 million remained available at March 28, 2020.
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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 28, 2020 with the Three Months Ended March 30, 2019
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended March 28, 2020 as compared to the three months ended March 30, 2019. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	March 28, 2020	% of net sales	March 30, 2019	% of net sales	$ change	% point change
Net sales	$111,455	100.0%	$107,954	100.0%	$3,501	—%
Cost of sales	102,207	91.7%	101,147	93.7%	1,060	(2.0)%
Gross profit	9,248	8.3%	6,807	6.3%	2,441	2.0%
Research, development and engineering	1,749	1.6%	1,398	1.3%	351	0.3%
Selling, general and administrative	5,735	5.1%	5,497	5.1%	238	—%
Impairment of goodwill and intangibles	—	—%	12,448	11.5%	(12,448)	(11.5)%
Total operating expenses	7,484	6.7%	19,343	17.9%	(11,859)	(11.2)%
Operating income (loss)	1,764	1.6%	(12,536)	(11.6)%	14,300	13.2%
Interest expense, net	754	0.7%	720	0.7%	34	—%
Income (loss) before income taxes	1,010	0.9%	(13,256)	(12.3)%	14,266	13.2%
Income tax provision (benefit)	100	0.1%	(1,275)	(1.2)%	1,375	1.3%
Net income (loss)	$910	0.8%	$(11,981)	(11.1)%	$12,891	11.9%
Effective income tax rate	9.9%		9.6%
Net Sales
Net sales of $111.5 million for the third quarter of fiscal year 2020 increased by 3.2 percent as compared to net sales of $108.0 million for the third quarter of fiscal year 2019.
The $3.5 million increase in net sales from the prior year period was driven by an increase in demand for new program wins and increased demand from current customers.
Gross Profit
Gross profit as a percentage of net sales for the three months ended March 28, 2020 was 8.3 percent compared to 6.3 percent for the three months ended March 30, 2019. This 2.0 percentage point increase was due to a year over year increase in revenue and streamlining efforts in the Company’s Juarez facilities.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $35,000 and $12,000 for obsolete inventory during the three months ended March 28, 2020 and March 30, 2019, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated net realizable value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $1.7 million during the three months ended March 28, 2020 and $1.4 million during the three months ended March 30, 2019, respectively. Total RD&E expenses as a percent of net sales were 1.6 percent during the three months ended March 28, 2020 and 1.3 percent during the three months ended March 30, 2019.
Total selling, general and administrative (SG&A) expenses were $5.7 million during the three months ended March 28, 2020 compared to $5.5 million for the three months ended March 30, 2019. Total SG&A expenses for the three months ended March 28, 2020, were impacted by a write down of $0.6 million of receivables from a customer that was affected by the COVID-19 pandemic. Total SG&A expenses as a percentage of net sales were 5.1 percent for the three months ended March 28, 2020 and for the three months ended March 30, 2019; respectively.
Interest
Interest expense was $0.8 million during the three months ended March 28, 2020 and $0.7 million during the three months ended March 30, 2019. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the three months ended March 28, 2020 was 9.9 percent compared to 9.6 percent for the three months ended March 30, 2019. The increase was primarily due to the impact of the goodwill write-off that was recorded in the prior year. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements.”
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
RESULTS OF OPERATIONS
Comparison of the Nine Months Ended March 28, 2020 with the Nine Months Ended March 30, 2019
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income (loss) for the nine months ended March 28, 2020 as compared to the nine months ended March 30, 2019. It is provided to assist in assessing differences in our overall performance (in thousands):

	Nine Months Ended
	March 28, 2020	% of net sales	March 30, 2019	% of net sales	$ change	% point change
Net sales	$333,462	100.0%	$358,463	100.0%	$(25,001)	—%
Cost of sales	306,819	92.0%	332,243	92.7%	(25,424)	(0.7)%
Gross profit	26,643	8.0%	26,220	7.3%	423	0.7%
Research, development and engineering	5,129	1.5%	4,955	1.4%	174	0.1%
Selling, general and administrative	15,713	4.7%	16,184	4.5%	(471)	0.2%
Impairment of goodwill and intangibles	—	—%	12,448	3.5%	(12,448)	(3.5)%
Total operating expenses	20,842	6.2%	33,587	9.4%	(12,745)	(3.2)%
Operating income (loss)	5,801	1.7%	(7,367)	(2.1)%	13,168	3.8%
Interest expense, net	1,988	0.6%	2,105	0.6%	(117)	—%
Income (loss) before income taxes	3,813	1.1%	(9,472)	(2.6)%	13,285	3.7%
Income tax provision (benefit)	527	0.2%	(673)	(0.2)%	1,200	0.4%
Net income (loss)	$3,286	1.0%	$(8,799)	(2.5)%	$12,085	3.5%
Effective income tax rate	13.8%		7.1%

Net Sales
Net sales of $333.5 million for the nine months ended March 28, 2020 decreased by 7.0 percent as compared to net sales of $358.5 million for the nine months ended March 30, 2019.
The $25.0 million decrease in net sales from the prior year period was driven both by an increase in the demand for sheet metals causing workload balancing challenges in Q2, as well as disruptions to supply chains in China caused by the COVID-19 crisis, which delayed the arrival of key components.
Gross Profit
Gross profit as a percentage of net sales for the nine months ended March 28, 2020 was 8.0 percent compared to 7.3 percent for the nine months ended March 30, 2019. This 0.7 percentage point increase is primarily related to streamlining efforts in the Company’s Juarez facilities. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $76,000 and $70,000 for obsolete inventory during the nine months ended March 28, 2020 and March 30, 2019, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $5.1 million and $5.0 million during the nine months ended March 28, 2020 and March 30, 2019, respectively. Total RD&E expenses as a percent of net sales were 1.5 percent during the nine months ended March 28, 2020 and the nine months ended March 30, 2019; respectively.
Total selling, general and administrative (SG&A) expenses were $15.7 million during the nine months ended March 28, 2020 compare to $16.2 million for the nine months ended March 30, 2019. Total SG&A expenses for the nine months ended March 30, 2019, were impacted by a write down of $0.6 million of receivables from a customer that was affected by the pandemic. Total SG&A expenses as a percentage of net sales were 4.7 percent during the nine months ended March 28, 2020 compared to 4.5 percent during the nine months ended March 30, 2019. This 0.2 percentage point increase in SG&A is related to a decrease is revenue from prior year.
Interest
Interest expense was $2.0 million during the nine months ended March 28, 2020 compared to $2.1 million during the nine months ended March 30, 2019. The decrease in interest expense is primarily related to a decrease in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the nine months ended March 28, 2020 was 13.8 percent compared to 7.1 percent for the same period in fiscal year 2019. The effective tax rate increased from the prior year primarily due to the impact of the goodwill write-off that was recorded in the prior year. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements.” Refer to footnote 12 for additional information relating to the write-off of certain intangible assets.
Our judgments regarding deferred tax assets and liabilities may change due to changes in market conditions, changes in estimates, changes in tax laws or other factors. If assumptions and estimates change in the future the deferred tax assets and liability will be adjusted accordingly and any increase or decrease will result in an additional deferred income tax expense or benefit in subsequent periods. Considering the economic impacts of the COVID-19 crisis, Management assessed the realizability of all deferred tax assets at March 28, 2020, and determined that it is more likely than not that the deferred tax assets will be realized. Therefore, a valuation allowance is not required at March 28, 2020.
BACKLOG
On March 28, 2020, we had an order backlog of approximately $208.1 million. This compares with a backlog of approximately $151.5 million on March 30, 2019. The increase in order backlog was related to the effect of the COVID-19 pandemic on our customer’s demand resulting in a net positive, as the Company saw significant increases in demand from programs for home-consumer products, healthcare and home exercise equipment. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.

CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash used in operating activities for the nine months ended March 28, 2020 was $32.1 million, compared to net cash provided by operating activities of $3.4 million during the same period of the prior fiscal year.
The $32.1 million of net cash used in operating activities for the nine months ended March 28, 2020 is primarily related to $3.3 million in net income for the period adjusted for $4.0 million of depreciation and amortization, a $1.7 million decrease in accounts payable, $4.5 million decrease in contract assets, offset by a $13.7 million increase in inventory and a $19.5 million increase in accounts receivable. The $19.5 million increase in accounts receivable is a direct result of the Company not factoring receivables during the third quarter fiscal year 2020.
This compares to $3.4 million of net cash provided by operating activities for the nine months ended March 30, 2019 is primarily related to $8.8 million in net loss for the period adjusted for $12.4 million impairment of goodwill and intangibles,$5.5 million of depreciation and amortization, $6.7 million of cash received from arbitration settlement, $5.5 million decrease in accounts receivable, a $3.6 million decrease in inventory, partially offset by an $8.2 million increase in contract assets, a $7.4 million decrease in accounts payable, a $3.6 million increase in other assets, and a $1.8 million decrease in accrued compensation.
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall net sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our trade accounts receivable purchase programs. During the nine months ended March 28, 2020 and March 30, 2019, we factored accounts receivable of $38.6 million and $62.0 million, respectively, which were removed from our Consolidated Balance Sheets. The $23.4 million year over year decrease in factored receivables is a direct result of the Company not factoring receivables during the third quarter fiscal year 2020 coupled with the year over year decrease in revenue. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases and negotiated supplier terms.
Investing Cash Flow
Cash used in investing activities was $0.9 million during the nine months ended March 28, 2020 as compared to cash used in investing activities of $1.1 million during the nine months ended March 30, 2019. Our primary investing activity during the nine months ended March 28, 2020 and March 30, 2019, was purchasing equipment to support increased production levels for new programs.
Leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan.
Financing Cash Flow
Cash provided by financing activities was $33.6 million during the nine months ended March 28, 2020 as compared to cash used in financing activities of $2.5 million in the same period of the previous fiscal year. Our primary financing activities during the nine months ended March 28, 2020 and nine months ended March 30, 2019, were borrowings and repayments under our revolving line of credit facility and term loans. The increase in Company borrowings is a result of the Company no longer factoring receivables as of the third quarter fiscal year 2020 coupled with increased inventory balances. Our credit agreement with Wells Fargo Bank N.A. provides a revolving line of credit facility of up to $65.0 million, subject to availability.
As of March 28, 2020, approximately $7.4 million was available under the revolving line of credit facility. As of March 30, 2019, approximately $26.5 million was available under the revolving line of credit facility.
Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. The Company further notes the positive impact of COVID-19 on projected cash from operations from increased demand from certain customers will be partially offset by an anticipated slowdown in collections from others. As of March 28, 2020, we had approximately $1,215,000 of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of March 28, 2020 would approximate $122,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in footnote 6 of the “Notes to Consolidated Financial Statements.”

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
Due to the COVID-19 pandemic, we have seen extreme shifts in demand from our customer base. The possibility of future temporary closures, as well as the inability to predict customer demand, costs, and future supply chain disruptions during the rapidly changing COVID-19 environment can materially impact operating results.
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
Adverse macroeconomic conditions as a result of COVID-19 can affect our business. The conditions can affect the Company’s ability to predict and plan for future supply chain disruptions, fluctuations in customer demand and costs, and the ability to operate as there is uncertainty over future temporary closures.
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
Key Tronic is working closely with its employees and key suppliers to ascertain delays attributable to the COVID-19 pandemic. Potential delays in production and extended transit times of critical parts may cause a shortage of components.
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

•
our locations may be impacted by hurricanes, tornadoes, earthquakes, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions and other natural or man-made disasters. Our locations may also by impacted by future temporary closures as a result of COVID-19.

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
As a result of COVID-19, significant currency exchange fluctuations can occur causing unexpected losses. Future temporary closures of production facilities in Mexico could also cause significant changes in our ability to qualify for hedge accounting treatment of our forward contracts to hedge foreign currency fluctuations. However, given the unprecedented nature of the pandemic the FASB staff believes that an entity may apply the exception in paragraph 815-30-40-4 for rare cases caused by extenuating circumstances that are related to the nature of the forecasted transaction and are outside the control or influence of an entity to delays in the timing of the forecasted transactions if those delays are related to the effects of the COVID-19 pandemic. In addition, the FASB staff believes that it would be acceptable for an entity to determine that missed forecasts related to the effects of the COVID-19 pandemic need not be considered when determining whether it has exhibited a pattern of missing forecasts that would call into question its ability to accurately predict forecasted transactions and the propriety of using cash flow hedge accounting in the future for similar transactions.
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
Continued growth could further lead to capacity constraints. We may need to transfer production to other facilities, acquire new facilities, or outsource production which could negatively impact gross margin. The Company has been able to manage the arrival of components in an effort to control inventory levels of customers that have seen sharp decreases in demand, as a result of COVID-19.
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
To protect the health of its employees, the Company has implemented the recommendations of WHO and the CDC including wearing of face masks and shields, workstation arrangements to provide social distancing, temperature monitoring, enhanced worksite disinfection, spacing in cafeterias and break areas, contact management and other precautions. The Company is also in compliance with government regulations related to COVID-19.

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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility, term loan and equipment term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility, term loan and equipment term loan fluctuate with the Wells Fargo Bank, N.A. prime rate and LIBOR rates. There was outstanding $57.2 million in borrowings under our revolving credit facility, $11.7 million outstanding on our term loan and $1.1 million outstanding on our equipment term loan as of March 28, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $43.0 million of foreign currency forward contracts as of March 28, 2020. The fair value of these contracts was $(2.4) million. See Note 10 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 4.	Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of March 28, 2020, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	May 6, 2020
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brett R. Larsen
Brett R. Larsen	Date:	May 6, 2020
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)