Form 10-K
period 2020-06-27
KEY TRONIC CORP
filed 2020-09-11
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-K
 ____________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 27, 2020
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
(Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of December 31, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $56.7 million based on the closing price as reported on the NASDAQ.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,759,680 shares of common stock were outstanding as of September 4, 2020.
 ____________________________________________________________
Documents Incorporated by Reference:
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant’s 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

KEY TRONIC CORPORATION
2020 FORM 10-K

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
For the fiscal years 2020, 2019 and 2018, the five largest customers in each year accounted for 40%, 41% and 42% of combined total net sales, respectively. We continue to diversify our customer base by adding additional programs and customers. We expect net sales to our five largest customers as a percentage of total net sales to approximate current levels going forward.
The following table represents all customers that represented 10% or more of total net sales during the last three fiscal years:

	Percentage of Net Sales by Fiscal Year
	2020	2019	2018
Customer A	18%	17%	19%
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
As of June 27, 2020 we had 5,741 full-time employees compared to 4,067 on June 29, 2019, and 4,701 on June 30, 2018. Since we can have significant fluctuations in product demand, we seek to maintain flexibility in our workforce by utilizing skilled temporary labor in some of our manufacturing facilities in addition to full-time employees.
Backlog
On July 25, 2020 our order backlog was valued at approximately $215.3 million, compared to approximately $159.5 million on July 27, 2019. The amount of backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue. Due to the relationships with our customers, we will occasionally allow orders to be canceled or rescheduled and as a result it is not a meaningful indicator of future financial results. If there are canceled or rescheduled orders, we typically negotiate fees to cover the costs we have incurred. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next twelve months, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.
Foreign Markets
Information concerning net sales and long-lived assets (property, plant, and equipment) by geographic areas is set forth in Note 12, “Enterprise-Wide Disclosures” of the consolidated financial statements of this Annual Report on Form 10-K and that information is incorporated herein.

Executive Officers of the Registrant
The table below sets forth the name, current age and current position of our executive officers and other significant employees:

Name	Age	Positions Held
Executive Officers
Craig D. Gates	61	President and Chief Executive Officer
Brett R. Larsen	47	Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Philip S. Hochberg	58	Executive Vice President of Business Development
Duane D. Mackleit	52	Executive Vice President of Operations
David H. Knaggs	39	Vice President of Quality and Regulatory Affairs
Chad T. Orebaugh	49	Vice President of Engineering
Thomas Despres	58	Vice President of Southwest Operations
Mark Courtney	54	Vice President of Supply Chain
Executive Officers
CRAIG D. GATES – President and Chief Executive Officer
Mr. Gates, age 61, has been President and Chief Executive officer of the Company since April 2009. Previously, he was Executive Vice President and General Manager from August 2002 to April 2009. He served as Executive Vice President of Marketing, Engineering and Sales from July 1997 to August 2002 and served as Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. From 1982 to 1991 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana.
BRETT R. LARSEN – Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Mr. Larsen, age 47, has served as Executive Vice President of Administration, Chief Financial Officer, and Treasurer since July 2015. Previously, he was Vice President of Finance and Controller from February 2010 to July 2015. He was Chief Financial Officer of FLSmidth Spokane, Inc. from December 2008 to February 2010. From October 2005 through November 2008, Mr. Larsen served as Controller of Key Tronic Corporation. From May 2004 to October 2005, Mr. Larsen served as Manager of Financial Reporting of Key Tronic Corporation. From 2002 to May 2004, Mr. Larsen was an audit manager for the public accounting firm BDO USA, LLP. He also held various auditing and supervisory positions with Grant Thornton LLP from 1997 to 2002. Mr. Larsen has a Bachelor of Science degree in Accounting and a Masters degree in Accounting from Brigham Young University and is a Certified Public Accountant.
PHILIP S. HOCHBERG – Executive Vice President of Business Development
Mr. Hochberg, age 58, has been Executive Vice President of Business Development since July 2012. Prior to this, Mr. Hochberg served as Vice President of Business Development from October 2009 through June 2012. He was Director of Business Development and Program Management from July 2008 to October 2009. Mr. Hochberg served as Director of Business Development from October 2004 to July 2008 and as Director of EMS Sales and Marketing from July 2000 to October 2004. Prior to joining Key Tronic, Mr. Hochberg worked for Quinton Instrument Company as their Director of Marketing and Product Management from 1992 to 2000. From 1988 to 1992, he was employed by SpaceLabs Medical as their Business Development Marketing Manager. Mr. Hochberg has an MBA from the University of British Columbia, a BA in Psychology, with a minor in Business from Washington University in St. Louis.

DUANE D. MACKLEIT – Executive Vice President of Operations
Mr. Mackleit, age 52, has been Executive Vice President of Operations since December 2019. Prior to this, Mr. Mackleit served as Vice President of Program Management since July 2012. He served as Director of Program Management from July 2008 through June 2012. From May 2006 to July 2008 he served as Principal Program Manager. Prior to that, he served as Program Manager from March 2002 to May 2006 and Associate Program Manager from August 2000 to March 2002. Mr. Mackleit has also held several other positions with Key Tronic Corporation. Mr. Mackleit has an AA in Business from Spokane Falls Community College and a BA in Business/Marketing from Eastern Washington University. He also holds a MBA from Gonzaga University.
DAVID H. KNAGGS – Vice President of Quality and Regulatory Affairs
Mr. Knaggs, age 39, has been Vice President of Quality and Regulatory Affairs since November 2017. Previously he was Vice President of Quality since October 2016. Before joining KeyTronicEMS, Mr. Knaggs worked at Telect, Inc. from 2008 to 2016 as their Director of Engineering. Prior to that, he worked at Isothermal Systems Research as Lead Systems Engineer from 2003 to 2008. He has a Bachelor of Science degree in Mechanical Engineering with a minor in mathematics from the University of Washington.
CHAD T. OREBAUGH – Vice President of Engineering
Mr. Orebaugh, age 49, has been Vice President of Engineering since April 2017. Prior to this, Mr. Orebaugh served as Director of Engineering since May 2013. From April 2010 to May 2013, he served as Manager of Engineering. From January 2000 to April 2010 he served as Lead Mechanical Engineer. Prior to that, he served as Mechanical Engineer from October 1998 to January 2000 and Associate Mechanical Engineer since October 1997. Mr. Orebaugh holds a BA in Mechanical Engineering from Gonzaga University.
THOMAS DESPRES – Vice President of Southwest Operations
Thomas Despres, age 58, has been Vice President of Southwest Operations since November 2017. Prior to joining KeyTronicEMS, Mr. Despres worked for Gates Corporation as Plant General Manager from July 2017 to November 2017. From 2016 to 2017, he was self-employed and from 2012 to 2016 he was employed by Flextronics as Vice President Global Account Management. He has an MBA from Campbell University, and a BBA, Production Management from Ohio University in Athens.
MARK COURTNEY – Vice President of Supply Chain
Mark Courtney, age 54, has been Vice President of Supply Chain of the company since August 2019. Previously, he served as Purchasing Manager and Director of North American Purchasing from September 2015 to August 2019, and as Supply Chain Manager, ERP and Business Operations Manager for Amphenol Telect from August 2007 to September 2015. From March 2006 to August 2007, he served as Senior Buyer/Planner for Honeywell Specialty Materials and from June 2005 to March 2006 as Purchasing Manager for MRV Communications. From May 2000 to June 2005, he served as a Field and Inside Sales Associate for Arrow Electronics and from October 1991 to May 2000 held various positons at Alesis.
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
We manufacture product in facilities located in Mexico, China, Vietnam and the United States. These operations may be subject to a number of risks, including:
•difficulties in staffing, turnover and managing onshore and offshore operations;
•political and economic instability (including acts of terrorism, pandemics, civil unrest, forms of violence and outbreaks of war), which could impact our ability to ship, manufacture, and/or receive product;
•unexpected changes in regulatory requirements and laws;
•longer customer payment cycles and difficulty collecting accounts receivable;
•export duties, import controls and trade barriers (including quotas);
•governmental restrictions on the transfer of funds;
•burdens of complying with a wide variety of foreign laws and labor practices; subject to trade wars and tariffs
•our locations may be impacted by hurricanes, tornadoes, earthquakes, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions and other natural or man-made disasters. Our locations may also be impacted by future temporary closures and labor constraints as a result of COVID-19.
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

Due to the COVID-19 pandemic, we have seen extreme shifts in demand from our customer base. The possibility of future temporary closures and labor constraints, as well as the inability to predict customer demand, costs, and future supply chain disruptions during the rapidly changing COVID-19 environment can materially impact operating results.
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
As a result of COVID-19, significant currency exchange fluctuations can occur causing unexpected losses. Future temporary closures of production facilities in Mexico could also cause significant changes in our ability to qualify for hedge accounting treatment of our forward contracts to hedge foreign currency fluctuations. However, given the unprecedented nature of the pandemic the FASB staff believes that an entity may apply the exception in paragraph 815-30-40-4 for rare cases caused by extenuating circumstances that are related to the nature of the forecasted transaction and are outside the control or influence of an entity to delays in the timing of the forecasted transactions if those delays are related to the effects of the COVID-19 pandemic and are considered probable to still occur. In addition, the FASB staff believes that it would be acceptable for an entity to determine that missed forecasts related to the effects of the COVID-19 pandemic need not be considered when determining whether it has exhibited a pattern of missing forecasts that would call into question its ability to accurately predict forecasted transactions and the propriety of using cash flow hedge accounting in the future for similar transactions.
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
Compliance or the failure to comply with current and future environmental and health laws or regulations could cause us significant expense.
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
We have manufacturing and sales operations located in the United States, Mexico, China and Vietnam. The table below lists the locations and square footage of our operating facilities:

Location	Approx. Sq. Ft.	Type of Interest (Leased/Owned)	Description of Use
Corinth, Mississippi	350,000	Leased	Manufacturing and warehouse
El Paso, Texas	80,000	Leased	Shipping and warehouse
Fayetteville, Arkansas	105,000	Leased	Manufacturing and warehouse
Louisville, Kentucky	2,300	Leased	Administration
Oakdale, Minnesota	103,000	Leased	Manufacturing and warehouse
Spokane Valley, Washington	95,000	Leased	Sales, research, administration and manufacturing
Spokane Valley, Washington	36,000	Leased	Manufacturing
Total USA	771,300
Juarez, Mexico	193,000	Leased	Warehouse
Juarez, Mexico	174,000	Owned	Manufacturing and warehouse
Juarez, Mexico	115,000	Owned	Manufacturing and warehouse
Juarez, Mexico	103,000	Owned	Manufacturing and warehouse
Juarez, Mexico	72,000	Leased	Manufacturing and warehouse
Juarez, Mexico	66,000	Owned	Manufacturing and warehouse
Juarez, Mexico	60,000	Owned	Manufacturing and warehouse
Total Mexico	783,000
Shanghai, China	114,000	Leased	Manufacturing and warehouse
Shanghai, China	8,000	Leased	Manufacturing
Total China	122,000
Da Nang, Vietnam	133,000	Leased	Manufacturing and warehouse
Total Vietnam	133,000
Grand Total	1,809,300
(1)
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
Oakdale, Minnesota and Corinth, Mississippi are additionally registered to ISO 14001:2015 environmental standard and to ISO 13485:2016 medical devices standard. Oakdale, Minnesota is additionally registered AS9100D aviation, space and defense standard, and NADCAP certified. Oakdale, Minnesota and Fayetteville, Arkansas are additional registered to ANSI/ESD S20.20 Electrostatic Discharge Control Program. The Spokane, Washington and Juarez, Mexico facilities are additionally registered to ISO/IEC 80079-34 explosive atmospheres. The Oakdale, Minnesota; Corinth, Mississippi; Fayetteville, Arkansas and Spokane, Washington facilities are all registered by the U.S. State Department for International Traffic in Arms Regulations (ITAR).

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
Market Information
Our common stock is traded on the NASDAQ Global Market, formerly the NASDAQ National Market System under the symbol “KTCC.” Quarterly high and low sales prices for our common stock for fiscal years 2020 and 2019 were as follows:

	2020		2019
	High	Low	High	Low
First Quarter	$6.62	$4.83	$8.24	$7.41
Second Quarter	6.48	5.27	7.61	5.33
Third Quarter	6.99	2.51	7.30	5.59
Fourth Quarter	5.45	2.59	6.25	4.97
High and low stock prices are based on the daily sales prices reported by the NASDAQ Stock Market. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.
Holders and Dividends
As of June 27, 2020, we had 645 shareholders of common stock on record. As a result of our credit agreements, we are restricted from declaring or paying dividends in cash or stock without the Bank’s prior written consent. We have not paid a cash dividend and do not anticipate payment of dividends in the foreseeable future.
Equity Compensation Plan Information
Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report, under the caption “Securities Authorized for Issuance under Equity Compensation Plans”, and that information is incorporated herein by reference.

Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock with the cumulative total return of the NASDAQ Stock Market (U.S. & Foreign) Index and the NASDAQ Electronic Components Index in fiscal 2020.

	6/27/2015	7/2/2016	7/1/2017	6/30/2018	6/29/2019	6/27/2020
Key Tronic Corporation	100.00	69.32	66.51	71.11	46.72	49.34
NASDAQ Composite	100.00	98.32	126.14	155.91	168.04	213.32
NASDAQ Electronic Components	100.00	106.10	152.05	200.90	200.80	272.55

Item 6:	SELECTED FINANCIAL DATA
The following selected data is derived from our audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes, and other information included in this report.
Financial Highlights
(In thousands, except for Supplemental Data and Per Share Amounts)

	Fiscal Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018	July 1, 2017	July 2, 2016
Consolidated Statements of Operations Data:
Net sales	$449,480	$464,044	$446,322	$467,797	$484,965
Gross profit	35,249	34,601	34,169	38,300	38,825
Gross margin percentage	7.8%	7.5%	7.7%	8.2%	8.0%
Operating income (loss)	6,828	(5,958)	1,114	9,544	10,416
Operating margin percentage	1.5%	(1.3)%	0.2%	2.0%	2.1%
Net income (loss)	4,758	(7,982)	(1,325)	5,617	6,533
Net income (loss) per share – diluted	0.44	(0.74)	(0.12)	0.51	0.58
Consolidated Cash Flow Data:
Cash flows provided by (used in) operations (3)	(31,004)	919	3,122	2,284	571
Capital expenditures	8,623	8,386	4,523	9,307	13,277
Consolidated Balance Sheet Data:
Net working capital (1)	130,545	104,695	95,607	100,440	97,349
Total assets	304,861	238,310	246,528	232,840	235,924
Long-term liabilities	77,085	30,447	29,534	38,520	46,232
Shareholders’ equity	115,557	114,459	118,081	116,567	105,582
Book value per share (2)	$10.74	$10.64	$10.97	$10.83	$9.84
Supplemental Data:
Number of shares outstanding at year-end	10,759,680	10,759,680	10,759,680	10,759,680	10,725,349
Number of employees at year-end	5,741	4,067	4,701	5,038	4,947
Approximate square footage of operational facilities	1,809,300	1,816,300	1,837,300	1,760,000	1,828,000
(1)Net working capital is defined as total current assets less total current liabilities. Net working capital measures the portion of current assets that are financed by long term funds and is an indicator of short term financial management.
(2)Book value per share is defined as total shareholders’ equity divided by the number of shares outstanding at the end of the fiscal year.
(3)Reflects the retrospective adoption of ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, during the year ended June 29, 2019. Please refer to Capital Resources and Liquidity section for further information.

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
Executive Summary
During the fourth quarter of fiscal year 2020, we won new programs involving sanitizer dispensing, automotive controllers, oil and gas drilling, wireless security and personal healthcare protective equipment. A large program that we announced in the third quarter, which when fully ramped is anticipated to contribute $100 million in annual revenue, got underway in the fourth quarter and is expected to contribute to revenue in fiscal 2021.
We reported net sales of $449.5 million for fiscal year 2020 compared to net sales of $464.0 million in fiscal year 2019. During the fourth quarter of fiscal year 2020, the Company’s revenue was constrained by the temporary shutdown of its facilities in Juarez by the Mexican government due to the COVID-19 pandemic and associated delays in production.
During the past fiscal year, we overcame a number of powerful global headwinds, including component shortages, trade disputes and the COVID-19 crisis, but we see the favorable trend of contract manufacturing returning to North America accelerating. On balance, the effect of the pandemic on our customer’s demand was a net positive during the second half of fiscal 2020. While some of our customers, particularly in the gaming industry, have seen large decreases in their demand, others have significantly increased their demand, including programs for healthcare and home-oriented consumer products and exercise equipment.
As we enter fiscal 2021, uncertainty remains around the continuing impact of COVID-19 and potential future disruptions to our production facilities and we continue to focus on protecting the health of all of our employees by adhering to current health guidelines. Nevertheless, thanks to the dedication and sacrifices of our employees, we enter the year with increasingly positive momentum. We continue to invest in new capacity and remain optimistic about our long-term opportunities for growth.
For the first quarter of fiscal year 2021, the Company expects to report revenue in the range of $118 million to $125 million. While the Company’s facilities in the US, Mexico, China and Vietnam are currently operating and rigorously following current health guidelines, uncertainty as to the possibility of future temporary closures, customer demand and costs, and future supply chain disruptions during the rapidly changing COVID-19 environment could significantly impact operations in coming periods. Due to the heightened risks associated with the above, we may issue updated guidance during the first quarter of fiscal year 2021.
We continue to diversify our customer base by adding additional programs and customers. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, military supplies, computer accessories, medical, educational, irrigation, automotive, transportation management, robotics, RFID, power supply, off-road vehicle equipment, fitness equipment, HVAC controls, consumer products, home building products, material handling systems, lighting equipment, consumer security products, smart security, architectural LED lighting, power meters and smart grid, wireless power solutions, sanitizer dispensing, automotive controllers, oil and gas drilling, wireless security and personal healthcare protective equipment.
Gross profit as a percent of net sales was 7.8 percent in fiscal year 2020 compared to 7.5 percent for the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily related to streamlining efforts in the Company’s Juarez facilities and reductions in materials, offset by COVID related expenses. The level of gross margin is impacted by product mix, timing of the startup of new programs, facility utilization, and pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter and year to year.
Operating income as a percentage of net sales for fiscal year 2020 was 1.5 percent compared to operating loss of (1.3) percent for fiscal year 2019. The increase in operating income as a percentage of net sales was primarily driven by the one-time impairment of goodwill and intangible assets during fiscal year 2019.

Net income for fiscal year 2020 was $4.8 million or $0.44 per share, as compared to net loss of $(8.0) million or $(0.74) per share for fiscal year 2019. The increase in net income for fiscal year 2020 as compared to fiscal year 2019 was primarily driven by the one-time impairment of approximately $12.4 million related to the impairment of goodwill and intangible assets and $1.1 million in severance expense due to improvements in operating efficiencies during fiscal year 2019.
We maintain a strong balance sheet with a current ratio of 2.2 and a debt to equity ratio of 0.61. Total cash used in operating activities as defined on our cash flow statement was $31.0 million during fiscal year 2020. We maintain sufficient liquidity for our expected future operations. We believe cash flow from operations, our borrowing capacity, our accounts receivable sale program, and equipment financing should provide adequate capital for planned growth over the long term.
RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended June 27, 2020 with the Fiscal Year Ended June 29, 2019
The following table sets forth for the periods indicated certain items of the consolidated statements of income expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Fiscal Year Ended
	June 27, 2020	% of net sales	June 29, 2019	% of net sales	$ change	% point change
Net sales	$449,480	100.0%	$464,044	100.0%	$(14,564)	—
Cost of sales	414,231	92.2	429,443	92.5	(15,212)	(0.3)
Gross profit	35,249	7.8	34,601	7.5	648	0.3
Operating expenses:
Research, development and engineering	7,391	1.6	6,555	1.4	836	0.2
Selling, general and administrative	21,030	4.7	21,556	4.6	(526)	0.1
Impairment of goodwill and intangibles	—	—	12,448	2.7	(12,448)	(2.7)
Total operating expenses	28,421	6.3	40,559	8.7	(12,138)	(2.4)
Operating income (loss)	6,828	1.5	(5,958)	(1.3)	12,786	2.8
Interest expense, net	2,509	0.6	2,782	0.6	(273)	—
Income (loss) before income taxes	4,319	1.0	(8,740)	(1.9)	13,059	2.9
Income tax benefit	(439)	(0.1)	(758)	(0.2)	319	0.1
Net income (loss)	$4,758	1.1%	$(7,982)	(1.7)%	$12,740	2.8
Effective income tax rate	(10.2)%		8.7%
Net Sales
The decrease in net sales of $14.6 million from prior year period was primarily driven by the temporary shutdown of its facilities in Juarez by the Mexican government due to the COVID-19 pandemic and associated delays in production.
The following table shows the revenue by industry sectors as a percentage of revenue for fiscal years 2020 and 2019:

	Fiscal Year Ended
	June 27, 2020	June 29, 2019
Industrial	42%	44%
Consumer	44	39
Gaming	5	8
Communication	4	5
Transportation	2	2
Printers	2	1
Computer and Peripheral	1	1
Total	100%	100%

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
Sales to foreign locations represented 24.6 percent and 23.0 percent of our total net sales in fiscal years 2020 and 2019, respectively.
Cost of Sales
Total cost of sales as a percentage of net sales was 92.2 percent and 92.5 percent in fiscal years 2020 and 2019, respectively.
We provide a reserve for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage. We also consider our customers' ability to pay for inventory whether or not there is a lead-time assurance agreement for a specific program. The amounts charged to expense for these inventories were approximately $136,000 and $91,000 in fiscal years 2020 and 2019, respectively.
We provide warranties on certain products we sell and estimate warranty costs based on historical experience and anticipated product returns. Warranty expense is related to workmanship claims on keyboards and EMS products. The amounts charged to expense are determined based on an estimate of warranty exposure. The net warranty expense was approximately $121,000 and $83,000 in fiscal years 2020 and 2019, respectively.
Gross Profit
Gross profit as a percentage of net sales was 7.8 percent and 7.5 percent in fiscal years 2020, and 2019, respectively. The 0.3 percentage point increase in gross profit as a percentage of net sales during fiscal year 2020 as compared to fiscal year 2019 is primarily related to streamlining efforts in the Company’s Juarez facilities and material cost reductions, partially offset by the dampening of fiscal year 2020 margins from the COVID-19 pandemic.
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

We took early pay discounts to suppliers that totaled approximately $0.1 million and $0.8 million in fiscal years 2020 and 2019, respectively. Early pay discounts will fluctuate based on our liquidity and changes in the discounts and terms offered by our suppliers.
Research, Development and Engineering
Research, development and engineering expenses (RD&E) consists principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Total RD&E expenses were $7.4 million in fiscal year 2020 and $6.6 million in fiscal year 2019, respectively. Total RD&E expenses as a percent of net sales was 1.6 percent in fiscal year 2020 and 1.4 in fiscal year 2019.
Selling, General and Administrative
Selling, general and administrative expenses (SG&A) consist principally of salaries and benefits, advertising and marketing programs, sales commissions, travel expenses, provision for doubtful accounts, facilities costs, and professional services. Total SG&A expenses were $21.0 million and $21.6 million in fiscal years 2020 and 2019, respectively. Total SG&A expenses as a percent of net sales were 4.7 percent and 4.6 percent in fiscal years 2020 and 2019, respectively. This 0.1 percentage point increase in SG&A as a percentage of net sales is primarily related to a decrease in sales year over year, partially offset by a decrease in travel expenses and a decrease in amortization expense related to intangibles assets that were impaired during fiscal year 2019.
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

Interest Expense
We had net interest expense of $2.5 million and $2.8 million in fiscal years 2020 and 2019, respectively. The decrease in interest expense is primarily related to a decrease in the interest rate on our line of credit.
Income Tax Benefit
We had an income tax benefit of approximately $(0.4) million during fiscal year 2020 and $(0.8) million during fiscal year 2019. The income tax benefit recognized during fiscal years 2020 and 2019 was primarily a function of U.S., and foreign taxes recognized at statutory rates and the net benefit associated with federal research and development tax credits, including the recognition of previously unrecognized tax benefits for federal research and development tax credits in fiscal year 2020 and offset by the tax impact of the nondeductible goodwill write-off in fiscal year 2019.
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
International Subsidiaries
We offer customers a complete global manufacturing solution. Our facilities provide our customers the opportunity to have their products manufactured in the facility that best serves specific cost, product manufacturing and distribution needs. The locations of active foreign subsidiaries are as follows:
•Key Tronic Juarez, SA de CV owns five facilities and leases two facilities in Juarez, Mexico. These facilities include an SMT facility, an assembly and molding facility, a sheet metal fabrication facility, and assembly and warehouse facilities. This subsidiary is primarily used to support our U.S. operations.
•Key Tronic Computer Peripherals (Shanghai) Co., Ltd. leases two facilities with SMT, assembly, global purchasing and warehouse capabilities in Shanghai, China, which began operations in 1999. Its primary function is to provide EMS services for export.
•Key Tronic Vietnam leases one facility in Da Nang, Vietnam. This facility includes SMT, assembly, and warehouse capabilities. Its primary function is to provide EMS services for export.
Foreign sales (based on shipping instructions) from our worldwide operations, including domestic exports, were $110.7 million and $106.7 million in fiscal years 2020 and 2019, respectively. Products and manufacturing services provided by our subsidiary operations are often shipped to customers directly by the parent company.
RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended June 29, 2019 with the Fiscal Year Ended June 30, 2018
To review the results of operations comparison of the fiscal year ended June 29, 2019 with the fiscal year ended June 30, 2018, please refer to our Form 10-K filed September 12, 2019 with the Securities and Exchange Commission or follow the link below.
https://www.sec.gov/ix?doc=/Archives/edgar/data/719733/000071973319000063/ktcc-06292019x10k.htm

Capital Resources and Liquidity
Operating Cash Flow
Net cash used in operating activities for fiscal year 2020 was $31.0 million compared to net cash provided by operating activities of $0.9 million and $3.1 million in fiscal years 2019 and 2018, respectively. The decrease in cash provided by operating activities from prior year was primarily attributable to the Company no longer factoring receivables at year end fiscal 2020, and an increase in inventory levels.
The $31.0 million of net cash used in operating activities during fiscal year 2020 is primarily related to $4.8 million of net income adjusted for $5.6 million of depreciation and amortization, $28.3 million increase in accounts receivable, a $14.7 million increase in inventory, a $7.7 million increase in other assets, a $1.6 million increase in contract assets, partially offset by a $6.6 million increase in accounts payable and a $3.7 million increase in accrued compensation and vacation.
The $0.9 million of net cash provided by operating activities during fiscal year 2019 was primarily related to $8.0 million of net loss, $12.4 million impairment of goodwill and intangibles, $7.3 million of depreciation and amortization, $6.7 million of cash received from arbitration settlement, a $3.3 million decrease in accounts receivable, partially offset by a $10.3 million increase in contract assets, a $4.5 million increase in other assets, a $2.6 million increase in accounts payable and a $1.4 million decrease in inventory.
The $3.1 million of net cash provided by operating activities during fiscal year 2018 was primarily due to $1.3 million of net loss adjusted for $7.8 million of depreciation and amortization and $4.5 million loss on arbitration, a $22.9 million increase in accounts payable, a $1.3 million decrease in accounts receivable, partially offset by an $18.1 million increase in inventory.
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our Trade Accounts Receivable Purchase Program. During fiscal years 2020, 2019 and 2018, we factored receivables of $41.4 million, $81.0 million and $104.7 million, respectively, from accounts receivable sold to financial institutions, which are not included on our Consolidated Balance Sheets. The Company no longer had factored receivables at year end fiscal 2020. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, negotiated supplier terms, and taking advantage of early pay discounts.
Investing Cash Flow
Cash flows used in investing activities were $3.6 million for fiscal year 2020. Cash flows used in investing activities were $1.9 million for fiscal year 2019 and cash flows provided by investing activities were $4.9 million in fiscal year 2018. Our primary use of cash in investing activities during fiscal years 2020, 2019 and 2018, was purchasing equipment to support increased production levels for new programs, and our primary source of cash provided by investing activities came from receipts of the deferred purchase price on factored receivables.
Operating and capital leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds and available borrowing capacities. During fiscal years 2020 and 2019, we did not receive any cash resulting from the sale and leaseback of equipment under operating leases. During fiscal year 2018, we received $1.0 million of cash resulting from the sale and leaseback of equipment under operating leases.
Financing Cash Flow
Cash flows provided by financing activities were $34.5 million in fiscal year 2020, cash flows provided by financing activities were $1.2 million in fiscal year 2019 and cash flows used in financing activities were $8.0 million in fiscal year 2018. Our primary financing activities during fiscal year 2020, were repayments on our term loans of $7.1 million as well as borrowings and repayments under our revolving line of credit facility. Our primary financing activities during fiscal year 2019 was repayments on our term loans of $5.9 million as well as borrowings and repayments under our revolving line of credit facility. Our primary financing activities during fiscal year 2018 was repayments on our term loans of $5.9 million as well as borrowings and repayments under our revolving line of credit facility.
As of June 27, 2020, the Company had an outstanding balance on the line of credit of $60.1 million. We had availability to borrow an additional $4.5 million under the Wells Fargo line of credit and we were in compliance with our loan covenants. Our cash requirements are affected by the level of current operations and new EMS programs. We believe that projected cash from operations, funds available under the revolving credit facility and fixed asset financing will be sufficient to meet our working and fixed capital requirements for the foreseeable future.

As of June 27, 2020, we had approximately $0.6 million of cash held by foreign subsidiaries. Under the Tax Cuts and Jobs Act, future cash repatriations from these foreign subsidiaries are no longer subject to U.S. income taxes, but may be subject to foreign withholding taxes. See additional discussion in Footnote 6, Income Taxes. The total amount of foreign withholding taxes required to be paid for the amount of foreign subsidiary cash on hand as of June 27, 2020, would approximate $21,000. The Company also has approximately $21.3 million of foreign earnings that have not been repatriated to the U.S. Of that amount, the Company estimates that $7.8 million is to be repatriated in the future, requiring foreign withholding taxes of $0.8 million that is currently accrued in our deferred tax liabilities. The remaining $13.5 million is considered to be permanently reinvested in Mexico and China. If these amounts were required to be repatriated, we estimate it would create an additional $0.8 million in foreign withholding taxes payable.
Contractual Obligations and Commitments
In the normal course of business, we enter into contracts which obligate us to make payments in the future. The table below sets forth our significant future obligations by fiscal year:
Payments Due by Fiscal Year (in thousands)

	Total	2021	2022	2023	2024	2025	Thereafter
Term loans (1)	$10,871	$7,537	$2,917	$417	$—	$—	$—
Wells Fargo Bank N.A. revolving loan (2)	$60,094	$—	$—	$—	$60,094	$—	$—
Operating leases (3)	$19,793	$4,250	$3,373	$2,598	$2,004	$1,894	$5,674
Purchase orders (4)	$46,420
(1)The terms of the Wells Fargo Bank N.A. term loans are discussed in the consolidated financial statements at Note 4, “Long-Term Debt.” Principal on the term loan is payable in quarterly installments of $1.67 million commencing December 31, 2019 through September 30, 2021, and quarterly payments of $0.4 million commencing December 31, 2021 through September 30, 2022, with a final installment of all remaining unpaid principal due on September 30, 2022. The equipment term loan is payable in equal quarterly payments of approximately $0.2 million which commenced on March 31, 2017 and will continue through the maturity of the equipment term loan on June 30, 2021. The Company’s debt was paid in full in conjunction with the closing of a new credit facility subsequent to June 27, 2020. Refer to footnote 17 - Subsequent Events for additional details.
(2)The terms of the Wells Fargo Bank N.A. revolving loan are discussed in the consolidated financial statements at Note 4, “Long-Term Debt.” As of June 27, 2020, we were in compliance with our loan covenants. The Company’s debt was paid in full in conjunction with the closing of a new credit facility subsequent to June 27, 2020. Refer to footnote 17 - Subsequent Events for additional details.
(3)We maintain vertically integrated manufacturing operations in the United States, Mexico, China and Vietnam. We lease some of our administrative and manufacturing facilities and equipment. A complete discussion of properties can be found in Part 1, Item 2 at “Properties.” Leases have proven to be an acceptable method for us to acquire new or replacement equipment and to maintain facilities with a minimum impact on our short term cash flows for operations. In addition, such operations are heavily dependent upon technically superior manufacturing equipment including molding machines in various tonnages, Surface Mount Technology (SMT) lines, sheet metal fabrication and stamping machines, clean rooms, and automated insertion, and test equipment for the various products we are capable of producing.
(4)As of June 27, 2020, we had open purchase order commitments for materials and other supplies of approximately $46.4 million. Included in the open purchase orders are various blanket orders for annual requirements. Actual needs under these blanket purchase orders fluctuate with our manufacturing levels and as such cannot be broken out between fiscal years. In addition, we have contracts with many of our customers that minimize our exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with our suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations.
In addition to the cash requirements presented above, we have various other accruals which are not included in the table above. For example, we owe our suppliers approximately $80.2 million for accounts payable and shipments in transit at the end of the fiscal year. We generally pay our suppliers in a range from 30 to 120 days depending on terms offered. These payments are financed by operating cash flows and our revolving line of credit.

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
Allowance for Doubtful Accounts
We value our accounts receivable net of an allowance for doubtful accounts. As of June 27, 2020, the allowance for doubtful accounts was approximately $609,000. As of June 29, 2019, the allowance for doubtful accounts was approximately $58,000. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our revolving credit facility, term loan and equipment term loan are secured by substantially all of our assets. The interest rates applicable to our revolving credit facility and term loans fluctuate with the Wells Fargo Bank prime rate and LIBOR rates. There was outstanding $60.1 million in borrowings under our revolving credit facility and $10.9 million outstanding on our term loans as of June 27, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
During the second quarter of fiscal year 2020, we entered into an interest rate swap contract with a notional amount of $15.0 million related to the borrowings outstanding under the revolving credit facility. During the second quarter of fiscal year 2020, we also entered into an interest rate swap contract with a notional amount of $11.7 million related to the borrowings outstanding under the term loan. As of June 27, 2020, the remaining notional amount of the interest rate swap contract related to the term loan was $11.7 million. Through the use of the interest rate swap, as described above, we fixed the basis on which we pay interest, thus eliminating much of our interest rate risk. See Note 10 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts and swaps to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was $36.7 million of foreign currency forward contracts and swaps outstanding as of June 27, 2020. The fair value of these contracts and swaps was approximately $(0.9) million. See Note 10 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Key Tronic Corporation
Spokane Valley, Washington
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Key Tronic Corporation (the “Company”) as of June 27, 2020 and June 29, 2019, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended June 27, 2020, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 27, 2020 and June 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 27, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 11, 2020 expressed an unqualified opinion thereon.

Change in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company has changed its accounting method for accounting for leases in fiscal year 2020 due to the adoption of Topic 842: Leases, using a modified retrospective approach, and as discussed in Note 1 to the consolidated financial statements, the Company changed its method for recognizing revenue in fiscal year 2019 due to the adoption of Topic 606: Revenue from Contracts with Customers.
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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2003

Spokane, Washington
September 11, 2020

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 27, 2020	June 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$553	$601
Trade receivables, net of allowance for doubtful accounts of $609 and $58	86,123	58,429
Contract assets	23,753	22,161
Inventories, net	115,020	100,431
Other	17,315	16,477
Total current assets	242,764	198,099
Property, plant and equipment, net	31,764	29,413
Operating lease right-of-use assets, net	17,568	—
Other assets:
Deferred income tax asset	10,178	7,840
Other intangible assets, net	—	657
Other	2,587	2,301
Total other assets	12,765	10,798
Total assets	$304,861	$238,310
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,204	$73,571
Accrued compensation and vacation	10,428	6,759
Current portion of debt, net	7,508	5,841
Other	14,079	7,233
Total current liabilities	112,219	93,404
Long-term liabilities:
Term loans	3,258	7,091
Revolving loan	60,094	23,356
Operating lease liabilities	12,624	—
Deferred income tax liability	234	—
Other long-term obligations	875	—
Total long-term liabilities	77,085	30,447
Total liabilities	189,304	123,851
Commitments and contingencies (Note 4 and 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,760 and 10,760 shares, respectively	46,946	46,680
Retained earnings	70,111	65,353
Accumulated other comprehensive (loss) income	(1,500)	2,426
Total shareholders’ equity	115,557	114,459
Total liabilities and shareholders’ equity	$304,861	$238,310
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Net sales	$449,480	$464,044	$446,322
Cost of sales	414,231	429,443	412,153
Gross profit	35,249	34,601	34,169
Research, development and engineering expenses	7,391	6,555	6,186
Selling, general and administrative expenses	21,030	21,556	22,334
Impairment of goodwill and intangibles	—	12,448	—
Loss on settlement of arbitration	—	—	4,535
Total operating expenses	28,421	40,559	33,055
Operating income (loss)	6,828	(5,958)	1,114
Interest expense, net	2,509	2,782	2,556
Income (loss) before income taxes	4,319	(8,740)	(1,442)
Income tax benefit	(439)	(758)	(117)
Net income (loss)	$4,758	$(7,982)	$(1,325)
Net income (loss) per share — Basic	$0.44	$(0.74)	$(0.12)
Weighted average shares outstanding — Basic	10,760	10,760	10,760
Net income (loss) per share — Diluted	$0.44	$(0.74)	$(0.12)
Weighted average shares outstanding — Diluted	10,816	10,760	10,760
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Comprehensive income (loss):
Net income (loss)	$4,758	$(7,982)	$(1,325)
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	(3,926)	3,395	2,392
Comprehensive income (loss)	$832	$(4,587)	$1,067

Other comprehensive income (loss) for fiscal years 2020, 2019, and 2018 is reflected net of tax provision (benefit) of approximately $(1.1) million, $1.0 million and $0.7 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Operating activities:
Net income (loss)	$4,758	$(7,982)	$(1,325)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Goodwill and intangible assets impairment	—	12,448	—
Depreciation and amortization	5,591	7,298	7,774
Amortization of deferred loan costs	30	30	30
Provision for obsolete inventory	136	91	31
Provision for warranty	121	83	74
Provision for (recovery of) doubtful accounts	551	58	(84)
Loss on disposal of assets	207	3	20
Share-based compensation expense	266	436	447
Deferred income taxes	(958)	(1,116)	(1,562)
Loss on settlement of arbitration	—	—	4,535
Changes in operating assets and liabilities
Trade receivables	(28,254)	3,344	(1,327)
Contract assets	(1,592)	(10,255)	—
Cash received from arbitration settlement	—	6,684	—
Inventories	(14,725)	(1,417)	(18,101)
Other assets	(7,728)	(4,490)	(10,461)
Accounts payable	6,632	(2,627)	22,920
Accrued compensation and vacation	3,669	(1,346)	(1,900)
Other liabilities	292	(323)	2,051
Cash provided by (used in) operating activities	(31,004)	919	3,122
Investing activities:
Purchases of property and equipment	(8,623)	(8,386)	(4,523)
Proceeds from sale of fixed assets	696	22	1,041
Cash receipts from deferred purchase price of factored receivables	4,350	6,455	8,335
Cash provided by (used in) investing activities	(3,577)	(1,909)	4,853
Financing activities:
Payment of financing costs	(84)	(15)	(21)
Proceeds from issuance of long term debt	5,000	—	—
Repayments of long term debt	(7,121)	(5,871)	(5,871)
Borrowings under revolving credit agreement	177,343	181,688	187,419
Repayments of revolving credit agreement	(140,605)	(174,554)	(189,532)
Cash provided by (used in) financing activities	34,533	1,248	(8,005)
Net increase (decrease) in cash and cash equivalents	(48)	258	(30)
Cash and cash equivalents, beginning of period	601	343	373
Cash and cash equivalents, end of period	$553	$601	$343
Supplemental cash flow information:
Interest payments	$2,483	$2,773	$2,529
Income tax payments, net of refunds	$683	$(511)	$304
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, July 1, 2017	10,760	$45,797	$73,545	$(2,775)	$116,567
Net loss	—	—	(1,325)	—	(1,325)
Tax rate effect reclassification	—	—	586	(586)	—
Unrealized gain on hedging instruments, net	—	—	—	2,392	2,392
Share-based compensation	—	447	—	—	447
Balances, June 30, 2018	10,760	$46,244	$72,806	$(969)	$118,081
Net loss	—	—	(7,982)	—	(7,982)
ASC 606 opening balance sheet adjustment	—	—	529	—	529
Unrealized gain on hedging instruments, net	—	—	—	3,395	3,395
Share-based compensation	—	436	—	—	436
Balances, June 29, 2019	10,760	$46,680	$65,353	$2,426	$114,459
Net income	—	—	4,758	—	4,758
Unrealized loss on hedging instruments, net	—	—	—	(3,926)	(3,926)
Share-based compensation	—	266	—	—	266
Balances, June 27, 2020	10,760	$46,946	$70,111	$(1,500)	$115,557
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, current liabilities, and non current operating lease liability are reflected on the balance sheets at June 27, 2020 and June 29, 2019, reasonably approximate their fair value. The Company had an outstanding balance on the line of credit of $60.1 million as of June 27, 2020 and $23.4 million as of June 29, 2019, with a carrying value that reasonably approximates the fair value. The Company had an outstanding balance on the term loan of $10.0 million as of June 27, 2020 and $11.3 million as of June 29, 2019, with a carrying value that reasonably approximates the fair value. The equipment term loan is estimated to be $0.9 million as of June 27, 2020 and $1.7 million as of June 29, 2019, with a carrying value that reasonably approximates the fair value.
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
In February 2016, the FASB issued Accounting Standards Update ASU 2016-02, Leases which supersedes ASC 840 Leases and creates a new topic, ASC 842 Leases. This update requires lessees to recognize a lease asset and a lease liability for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases.
The Company adopted ASC 842 on June 30, 2019 using the modified retrospective method for leases existing at June 30, 2019. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before our adoption date. Management elected the package of practical expedients which, among other things, allows the Company to carry forward historical lease classification in place prior to June 30, 2019. ASC 842 also provides practical expedients for an entity’s accounting after transition. Management has elected the short-term lease recognition exemption for all leases that qualify, as well as the practical expedient to not separate lease and non-lease components. Both of these expedients were elected for all classes of underlying leased assets. As the Company cannot determine the interest rate implicit in the lease for its leases, the Company uses its estimate of the incremental borrowing rate as of the commencement date in determining the present value of lease payments. The Company’s estimated incremental borrowing rate is the rate of interest it would have to pay on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The lease term for all of the Company’s leases includes the noncancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise.

The adoption of ASC 842 had a material impact to the Company’s consolidated balance sheet, but did not materially impact the consolidated statement of income or consolidated statement of cash flows. The most significant changes to the consolidated balance sheet relate to the recognition of new right-of-use (ROU) assets and lease liabilities for operating leases.

As a result of adopting ASC 842 as of June 30, 2019, the Company recognized an ROU asset of $21.4 million, a corresponding lease liability of $20.4 million, a reduction in prepaid rent of $0.4 million, a reduction of favorable lease agreement intangible of $0.7 million, and no adjustment to retained earnings or future P&L impact.

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

The Company adopted Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606) (also referred to as Accounting Standard Codification 606 (“ASC 606”) on July 1, 2018 using the modified retrospective approach by applying the guidance to all open contracts at the adoption date and has implemented revised accounting policies, new operational and financial reporting processes, enhanced systems capabilities and relevant internal controls. As part of adopting ASC 606, revenue for certain customer contracts where the Company is manufacturing products for which there is no alternative use and the Company has an enforceable right to payment including a reasonable profit for work-in-progress inventory will be recognized over time instead of upon shipment of products.

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

The following tables summarize the impacts of ASC 606 adoption on the Company’s consolidated balance sheets and consolidated statements of income (loss):

Consolidated Balance Sheet
As of June 29, 2019	Impact of Adopting ASC 606
(Unaudited, in thousands)	As Reported	606 Adjustment	Balance without 606 Adoption
ASSETS
Contract assets	22,161	(22,161)	—
Inventories	100,431	19,563	119,994
Deferred income tax asset	7,840	167	8,007

LIABILITIES AND SHAREHOLDERS’ EQUITY
Retained earnings	65,353	2,431	62,922

Consolidated Statement of Income (Loss)
	Impact of Adopting ASC 606
(Unaudited, in thousands)	Twelve Months Ended June 29, 2019
	As Reported	606 Adjustment	Balance without 606 Adoption
Net sales	$464,044	$10,254	$453,790
Cost of sales	$429,443	$8,353	$421,090
Gross profit	$34,601	$1,901	$32,700
Net income	$(7,982)	$1,901	$(9,883)

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

Fiscal Year
The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2020, 2019, and 2018, ended on June 27, 2020, June 29, 2019, and June 30, 2018, respectively. Fiscal year 2020, 2019 and 2018 were all 52 week years.

2. INVENTORIES
The components of inventories consist of the following (in thousands):

	June 27, 2020	June 29, 2019
Finished goods	$15,269	$11,969
Work-in-process	17,390	11,705
Raw materials and supplies	82,361	76,757
	$115,020	$100,431
Total inventory as of June 27, 2020 is net of $17.3 million of reserves, customer payments, and customer deposits compared to $10.8 million in reserves, customer payments, and customer deposits as of June 29, 2019.

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	Life	June 27, 2020	June 29, 2019
	(in years)	(in thousands)
Land	—	$4,034	$2,940
Buildings and improvements	3 to 30	23,444	23,776
Equipment	1 to 10	72,151	67,348
Furniture and fixtures	3 to 5	4,883	4,248
Total Property, Plant and Equipment		104,512	98,312
Accumulated depreciation		(72,748)	(68,899)
Property, Plant and Equipment, net		$31,764	$29,413

4. LONG-TERM DEBT
On March 5, 2020, the Company entered into a Seventh amendment to the amended and restated credit agreement extending the limit on our line of credit facility to $65.0 million. Outside of the limit increase of the credit facility, the agreement reflects the same specifications and terms as the sixth amendment to the amended and restated credit agreement entered into by the Company on November 20, 2019; discussed below. As of June 27, 2020, the Company had an outstanding balance under the credit facility of $60.1 million, $0.4 million in outstanding letters of credit and $4.5 million available for future borrowings. As of June 29, 2019, the Company had an outstanding balance under the credit facility of $23.4 million, $0.4 million in outstanding letters of credit and $21.3 million available for future borrowings. The Company's debt was paid in full in conjunction with the closing of a new credit facility subsequent to June 27, 2020. Refer to footnote 17 - Subsequent Events for additional details.
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
On September 10, 2019, the Company entered into a Fifth amendment to the amended and restated credit agreement to increase the outstanding balance on the term loan in the amount of $5.0 million and to extend the maturity date to September 30, 2022 on the original term loan in the amount of $35.0 million that was used to acquire all of the outstanding shares of CDR Manufacturing, Inc. (dba Ayrshire Electronics). The term loan requires quarterly payments of $1.67 million commencing December 31, 2019 through September 30, 2021, and quarterly payments of $0.4 million commencing December 31, 2021 through September 30, 2022, with a final payment of the remaining outstanding balance on September 30, 2022. The Company had an outstanding balance of $10.0 million and $11.3 million under the term loan as of June 27, 2020 and June 29, 2019, respectively.

On December 28, 2016, the Company entered into an equipment term loan agreement in the amount of $3.9 million in order to further invest in production equipment. The equipment term loan is collateralized by production equipment. Under this loan agreement, equal quarterly payments of approximately $0.2 million commenced on March 31, 2017 and will continue through the maturity of the equipment term loan on June 30, 2021. Amortization of the debt issuance costs is reported as interest expense on the consolidated income statement. As of June 27, 2020, the Company had an outstanding balance of $0.9 million. As of June 29, 2019, the Company had an outstanding balance of $1.7 million.
The Fifth amendment to the amended and restated credit agreement noted above to increase the outstanding balance on the term loan in the amount of $5.0 million fixes borrowings under the revolving line of credit, term loan and equipment term loan to bear interest at LIBOR plus 2.0%, as opposed to previous borrowings at either a “Base Rate” or a “Fixed Rate,” as elected by the Company. The base rate is the higher of the Wells Fargo Bank prime rate, daily one month London Interbank Offered Rate (LIBOR) plus 1.5%, or the Federal Funds rate plus 1.5%. The fixed rate is LIBOR plus 1.75%, LIBOR plus 2.0% or LIBOR plus 2.25% depending on the level of the Company’s trailing four quarters Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The interest rates on the outstanding debt as of June 27, 2020 range from 2.17% - 2.18% compared to 4.40% - 5.50% as of June 29, 2019.
Debt maturities as of June 27, 2020 for the next four years are as follows (in thousands):

Fiscal Years Ending	Amount
2021	$7,537
2022	2,917
2023	417
2024	60,094
Total debt	$70,965
Unamortized debt issuance costs	(30)
Long-term debt, net of debt issuance costs	$70,935
The Company must comply with certain financial covenants, including a cash flow leverage ratio, an asset coverage ratio and a fixed charge coverage ratio. The credit agreement requires the Company to maintain a minimum profit threshold, limits the maximum capital lease expenditures and restricts the Company from declaring or paying dividends in cash or stock without prior bank approval. The Company was in compliance with all financial covenants as of June 27, 2020.
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
Total accounts receivables sold during the twelve months ended June 27, 2020 and June 29, 2019 was approximately $41.4 million and $81.0 million, respectively. Accounts receivables sold and not yet collected was approximately $9,000 and $1.7 million as of June 27, 2020 and June 29, 2019, respectively. The receivables that were sold were removed from the consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the consolidated statements of cash flows. The Company no longer had factored receivables at year end fiscal 2020.

6. INCOME TAXES
Income tax benefit consists of the following:

	Fiscal Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
	(in thousands)
Current income tax benefit:
United States	$365	$(537)	$(221)
Foreign	154	895	1,722
	519	358	1,501
Deferred income tax benefit:
United States	(1,850)	(910)	(795)
Foreign	892	(206)	(823)
	(958)	(1,116)	(1,618)
Total income tax benefit	$(439)	$(758)	$(117)
The Company has gross tax credit carryforwards of approximately $8.8 million at June 27, 2020 consisting of federal research and development (R&D) tax credits.
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
Subsequent to the end of the fiscal year ending June 27, 2020, the Treasury Department issued final regulations applicable to the Company’s position with respect to the U.S. taxability of foreign earnings under the global intangible low taxed income (also known as “GILTI”) regime and the deductibility of interest expense under IRC Section 163(j). The Company is still evaluating the impact of these regulations, and, at this time, it does not anticipate any material impact to its current or future income tax positions.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company does not expect that the NOL carryback provision of the CARES Act will result in a material cash benefit. In addition, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification would increase the allowable interest expense deduction of the Company and result in less taxable income for fiscal year 2020, but is not expected to have a material impact on the provision for income taxes. Also, under the CARES Act, AMT credits not previously refunded for the 2018 tax year are refundable in the 2019 taxable year rather than in years 2019-2021, and taxpayers can elect to claim 100% of the AMT credits in the first taxable year beginning in 2018 by applying for a tentative refund claim on or before December 31, 2020. The Company has made this election by applying for a tentative refund claim. The Company is taking advantage of the deferred payment payroll taxes provision, the impacts of which are not expected to be material. The Company is continuing to evaluate the impacts of other aspects of the CARES Act, and at this time the Company does not believe they will have a material impact on our consolidated financial position, results of operations, or cash flows.
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

On December 22, 2017, the staff of the SEC issued Staff Accounting Bulletin No. 118 (“SAB No. 118”). SAB No. 118 provided guidance on accounting for the tax effects of the 2017 Tax Act and allowed registrants to record provisional amounts for a period of up to one year from the date of enactment of the 2017 Tax Act. In fiscal year 2019, we finalized the Transition Tax calculation, resulting in a net Transition Tax amount of $0.8 million, a decrease of $0.4 million for the fiscal year.
In addition to the $0.8 million Transition Tax described above, the Company recognized a $1.3 million discrete expense in fiscal year 2018 due to the revaluation of our U.S. net deferred tax assets. Offsetting these amounts, because of the shift to a territorial system of taxation in the U.S., the Company recognized a discrete benefit of approximately $1.3 million related to reversing its previously recognized estimated liability associated with estimated future repatriations from Mexico and China.
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
The Company’s effective tax rate differs from the federal tax rate as follows:

	Fiscal Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
	(in thousands)
Federal income tax provision (benefit) at statutory rates	$907	$(1,836)	$(397)
State income taxes, net of federal tax effect	90	(158)	(4)
Foreign tax rate differences	336	251	103
Tax rate change	—	—	1,634
Provisional transition tax on accumulated foreign earnings	—	(384)	1,190
Effect of income tax credits	(310)	(861)	(687)
Previously unrecognized tax benefits	(1,345)	—	—
Effect of repatriation of foreign earnings, net	—	(42)	(1,484)
Goodwill write-off	—	1,726	—
Global Intangible Low-Taxed Income (GILTI) tax	—	150	—
Provision to return reconciliation	(241)	630	(401)
Other	124	(234)	(71)
Income tax benefit	$(439)	$(758)	$(117)
The domestic and foreign components of income (loss) before income taxes were:

	Fiscal Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
	(in thousands)
Domestic	$1,142	$(12,220)	$(4,593)
Foreign	3,177	3,480	3,151
Income (loss) before income taxes	$4,319	$(8,740)	$(1,442)

Deferred income tax assets and liabilities consist of the following at:

	June 27, 2020	June 29, 2019
	(in thousands)
Deferred tax assets:
Net operating loss	$184	$33
Tax credit carryforwards, net	5,961	4,986
Inventory	1,426	1,087
Identifiable intangibles	493	407
Interest expense carryforward	—	474
Accruals	2,847	3,549
Research and development expenses	—	232
Mart-to-market adjustments	415	—
ASC 606 deferred costs	1,943	2,484
Lease liabilities	3,201	—
Other	212	30
Deferred income tax assets	$16,682	$13,282
Deferred tax liabilities:
Accrued withholding tax - unremitted earnings	(820)	(820)
Fixed assets	(566)	(443)
Right-of-use assets	(3,290)	—
Mart-to-market adjustments	—	(730)
ASC 606 accelerated revenue	(1,344)	(3,274)
Other	(718)	(175)
Deferred income tax liabilities	$(6,738)	$(5,442)
Net deferred income tax assets	$9,944	$7,840
Balance sheet caption reported in:
Long-term deferred income tax asset	$10,178	$7,840
Long-term deferred income tax liability	(234)	—
Net deferred income tax asset	$9,944	$7,840
Certain reclassifications have been made in the 2019 information in the above table to conform with 2020 presentation.
Uncertain Tax Positions:
The Company has R&D tax credits that approximate $8.8 million that have 20-year carryforwards before expiring. The Company’s R&D tax credits expire in various fiscal years from 2026 to 2040. The Company also has alternative minimum tax credits, which do not expire, approximating $347,000, which are now classified as a receivable due to the repeal of the alternative minimum tax.
As of June 27, 2020, the Company had unrecognized tax benefits of $2.9 million related to its gross R&D tax credits. The unrecognized tax benefits relate to certain R&D tax credits generated from 2002 to 2020.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	June 27, 2020	June 29, 2019	June 30, 2018
	(in thousands)
Beginning Balance	$4,099	$4,011	$3,947
Additions based on tax positions related to the current year	109	88	64
Lapse of statute of limitations	(1,345)	—	—
Ending Balance	$2,863	$4,099	$4,011

The increase from the prior year is due to additional R&D credits that were recorded in 2020 as discussed above. Management does not anticipate any material changes to this amount during the next 12 months.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties in its income tax provision. The Company has not recognized any interest or penalties in the fiscal years presented in these financial statements. The Company is subject to income tax in the U.S. federal jurisdiction, various state jurisdictions, Mexico, China and Vietnam. Certain years remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions.
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

	Fiscal Year Ended (in thousands, except per share information)
	June 27, 2020	June 29, 2019	June 30, 2018
Net income (loss)	$4,758	$(7,982)	$(1,325)
Weighted average shares outstanding– basic	10,760	10,760	10,760
Effect of dilutive common stock awards	57	—	—
Weighted average shares outstanding – diluted	10,816	10,760	10,760
Net income (loss) per share – basic	$0.44	$(0.74)	$(0.12)
Net income (loss) per share – diluted	$0.44	$(0.74)	$(0.12)
Antidilutive SARs not included in diluted earnings per share	720	985	827

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
On July 26, 2019, the Company granted 175,000 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $4.93 and a grant date fair value of $1.23. As of June 27, 2020, 150,000 remain outstanding. The grant date fair value for the awards granted during fiscal year 2020, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of July 26, 2019:

Fiscal Year 2020
July 26, 2019
Expected dividend yield	—%
Risk – free interest rate	1.54%
Expected volatility	28.50%
Expected life	4.00
On July 27, 2018, the Company granted 161,250 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $8.17 and a grant date fair value of $2.27. As of June 27, 2020, 121,250 remain outstanding. The grant date fair value for the awards granted during fiscal year 2019, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of July 27, 2018:

Fiscal Year 2019
July 27, 2018
Expected dividend yield	—%
Risk – free interest rate	2.80%
Expected volatility	29.75%
Expected life	4.00
On July 28, 2017, the Company granted 272,500 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $7.26 and a grant date fair value of $1.89. As of June 27, 2020, 197,500 remain outstanding. The grant date fair value for the awards granted during fiscal year 2018, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of July 28, 2017:

Fiscal Year 2018
July 28, 2017
Expected dividend yield	—%
Risk – free interest rate	1.70%
Expected volatility	29.76%
Expected life	4.00

Subsequent to June 27, 2020, the Company granted 155,000 SARs with a strike price of $6.94 and a grant date fair value of $2.32.
Share-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. Share-based compensation expense for fiscal years ended June 27, 2020, June 29, 2019 and June 30, 2018 was $0.3 million, $0.4 million and $0.4 million, respectively.
The Black-Scholes option valuation model is used by the Company for estimating the fair value of SARs. Option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. Changes in these assumptions can materially affect the fair value estimates.
There were no SARs exercised during fiscal year 2020, 2019 or 2018.
As of June 27, 2020, total unrecognized compensation expense related to nonvested share-based compensation arrangements was approximately $0.2 million. This expense is expected to be recognized over a weighted-average period of 1.58 years.
The following table summarizes the Company’s Options and SARs activity for all plans from July 2, 2016 through June 27, 2020:

	SARs Available For Grant	SARs Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balances, July 1, 2017	394,335	1,084,999	$—	$9.09	2.3
Shares authorized	—			—
SARs granted	(272,500)	272,500		7.26
SARs forfeited	282,500	(282,500)		7.84
SARs exercised	—	—	—	—
Balances June 30, 2018	404,335	1,074,999	$79	$8.90	2.3
Shares authorized	—			—
SARs granted	(161,250)	161,250		8.17
SARs forfeited	250,833	(250,833)		10.59
SARs exercised	—	—	—	—
Balances, June 29, 2019	493,918	985,416	$—	$8.35	1.7
Shares authorized	—			—
SARs granted	(175,000)	175,000		4.93
SARs forfeited	290,833	(290,833)		7.71
SARs exercised	—	—	—	—
Balances, June 27, 2020	609,751	869,583	$—	$7.87	1.9
Exercisable at June 27, 2020		400,833	$—	$9.18	0.6
Additional information regarding SARs outstanding and exercisable as of June 27, 2020, is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs.)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$4.40 – $7.90	347,500	2.1	$6.25	—	$—
7.91 – 9.91	328,750	0.6	8.17	207,500	8.17
9.92 – 11.34	193,333	0.1	10.26	193,333	10.26
$4.40 to $11.34	869,583	1.9	$7.87	400,833	$9.18
The Company has defined contribution plans available to U.S. employees who have attained age 21. Company contributions to the plans were approximately $0.8 million, $0.9 million, and $0.8 million during fiscal years 2020, 2019 and 2018, respectively.

9. COMMITMENTS AND CONTINGENCIES
Leases: As of June 27, 2020, June 29, 2019 and June 30, 2018, the Company did not have any property and equipment financed under capital leases. Please refer to Note 16 for information regarding operating lease commitments.
Rental expense under operating leases was approximately $4.2 million, $5.0 million, and $7.1 million during fiscal years 2020, 2019 and 2018, respectively.
Warranty Costs: The Company provides warranties on certain product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. As of June 27, 2020 and June 29, 2019, the reserve for warranty costs was approximately $15,000 and $22,000, respectively.
If actual return rates and/or repair and replacement costs differ significantly from estimates, adjustments to recognize additional cost of sales may be required in future periods. Warranty expense for fiscal years 2020, 2019 and 2018 was related to workmanship claims on certain EMS products.
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
10. DERIVATIVE FINANCIAL INSTRUMENTS
As of June 27, 2020, the Company had outstanding foreign currency forward contracts and swaps with a total notional amount of $36.7 million. The maturity dates for these contracts and swaps extend through December 2021. As of June 27, 2020, the net amount of unrealized loss expected to be reclassified into earnings within the next 12 months is approximately $1.8 million. During the fiscal year ended June 27, 2020, the Company entered into $23.8 million of foreign currency forward contracts and settled $26.7 million of such contracts. During the fiscal year ended June 29, 2019, the Company entered into $19.2 million of foreign currency forward contracts and settled $25.9 million of such contracts. During the fiscal year ended June 30, 2018, the Company entered into $13.7 million of foreign currency forward contracts and settled $28.1 million of such contracts.
As of June 27, 2020, the aggregate notional amount of the Company’s outstanding foreign currency contracts and swaps along with their unrealized gains (losses) are expected to mature as summarized below (in thousands):

Quarter Ending	Notional Contracts and Swaps in MXN	Notional Contracts and Swaps in USD	Estimated Fair Value
September 26, 2020	$141,173	$6,729	$(623)
December 26, 2020	$132,773	$6,241	$(561)
April 3, 2021	$148,253	$6,682	$(425)
July 3, 2021	$144,725	$6,446	$(367)
October 2, 2021	$146,373	$5,502	$564
January 1, 2022	$137,973	$5,129	$532
On November 6, 2019, the Company entered into an interest rate swap contract with an effective date of November 6, 2019 and a termination date of September 30, 2022, with a notional amount of $15.0 million related to the borrowings outstanding under the term loan. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counter party a fixed interest rate. The fixed interest rate for the contract is 1.70% that replaces the one month LIBOR rate component of our contractual interest to be paid to WFB as part of our term loan. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the term loan, the interest rate contract was determined to be effective, and thus qualified as a cash flow hedge. As of June 27, 2020, the remaining notional balance of this swap was $11.7 million.

On November 6, 2019, the Company entered into an interest rate swap contract with an effective date of November 6, 2019 and a termination date of November 1, 2023, with a notional amount of $15.0 million related to the borrowings outstanding under the line of credit. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counter party a fixed interest rate. The fixed interest rate for the contract is 1.67% that replaces the one month LIBOR rate component of our contractual interest to be paid to WFB as part of our line of credit. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the line of credit, the interest rate contract was determined to be effective, and thus qualified as a cash flow hedge. In conjunction with the new credit facility, the interest rate swap contracts have been terminated. Please refer to footnote 17 Subsequent Event for more information.
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of June 27, 2020 and June 29, 2019 (in thousands):

		June 27, 2020	June 29, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts & swaps	Other current assets	$—	$2,912
Foreign currency forward contracts & swaps	Other long-term assets	$1,097	$320
Foreign currency forward contracts & swaps	Other current liabilities	$(1,960)	$—
Foreign currency forward contracts & swaps	Other long-term liabilities	$(17)	$—
Interest rate swaps	Other current assets	$—	$2
Interest rate swaps	Other current liabilities	$(347)	$—
Interest rate swaps	Other long-term liabilities	$(610)	$—
The following table summarizes the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the fiscal year 2020 (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 29, 2019	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of June 27, 2020
Forward contracts & swaps	Cost of sales	$2,424	$(865)	$(2,318)	$(759)
Interest rate swap	Interest expense	2	(782)	39	(741)
Total		$2,426	$(1,647)	$(2,279)	$(1,500)
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
As of June 27, 2020, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our line of credit and foreign currency risk resulting from our China operations. The Company does not currently manage these risk exposures by using derivative instruments.

11. FAIR VALUE MEASUREMENTS
The Company has adopted ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and expands disclosures about fair value measurements. There are three levels of fair value hierarchy inputs used to value assets and liabilities which include: Level 1 – inputs are quoted market prices for identical assets or liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – inputs are unobservable inputs for the asset or liability. There have been no changes in the fair value methodologies used at June 27, 2020 and June 29, 2019.
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of June 27, 2020 and June 29, 2019 (in thousands):

	June 27, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts & swaps	$—	$1,097	$—	$1,097
Financial Liabilities:
Interest rate swaps	$—	$(957)	$—	$(957)
Foreign currency forward contracts & swaps	$—	$(1,977)	$—	$(1,977)

	June 29, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Interest rate swaps	$—	$2	$—	$2
Foreign currency forward contracts & swaps	—	3,232	—	$3,232
The Company currently has forward contracts to hedge known future cash outflows for expenses denominated in the Mexican peso and an interest rate swap to mitigate risk associated with certain borrowings under the Company’s debt arrangement. These contracts are measured on a recurring basis based on the foreign currency spot rates and forward rates quoted by banks or foreign currency dealers. These contracts are marked to market using level 2 input criteria every quarter with the unrealized gain or loss, net of tax, reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), as they qualify for hedge accounting.
The carrying values of cash and cash equivalents, accounts receivable, current liabilities, and non current lease liability are reflected on the balance sheets at June 27, 2020 and June 29, 2019, reasonably approximate their fair value.
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
As a result of the determinable market rate for our revolving line of credit, term loan and equipment term, they are classified within Level 2 of the fair value hierarchy. Further, the carrying value of each of these instruments reasonably approximates their fair value as of June 27, 2020 and June 29, 2019.
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

12. ENTERPRISE-WIDE DISCLOSURES
Operating segments are defined in ASC Topic 280, Segment Reporting as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of June 27, 2020, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services as this is the only discrete financial information that is regularly reviewed by the chief operating decision maker. This segment provides integrated electronic and mechanical engineering, assembly, sourcing and procurement, logistics, and new product testing for our customers.
Products and Services
Of the revenues for the years ended June 27, 2020, June 29, 2019, and June 30, 2018, EMS sales and services were $449.5 million, $463.9 million and $445.8 million, respectively. Keyboard sales for the years ended June 27, 2020, June 29, 2019, and June 30, 2018 were $4,000, $0.1 million and $0.5 million, respectively.
Geographic Areas
Net sales and long-lived assets (property, plant, and equipment) by geographic area for the years ended and as of June 27, 2020, June 29, 2019 and June 30, 2018 are summarized in the following table. Net sales set forth below are based on the shipping destination. Long-lived assets information is based on the physical location of the asset.

	Fiscal Year Ended
	(in thousands)
	2020	2019	2018
Geographic net sales:
Domestic (U.S.)	$338,766	$357,341	$329,230
Foreign	110,714	106,703	117,092
Total	$449,480	$464,044	$446,322

Long-lived assets:
United States	$9,213	$9,658	$7,454
Mexico	19,325	17,781	19,395
Vietnam	2,644	1,220	—
China	582	754	699
Total	$31,764	$29,413	$27,548
Percentage of net sales made to customers located in the following countries:

	Fiscal Year Ended
	2020	2019	2018
United States	75%	77%	74%
China	19	19	24
Other foreign countries (a)	5	3	2
Canada	1	1	—
Total	100%	100%	100%
(a) No other individual foreign country accounted for 10% or more of the foreign sales in fiscal years 2020, 2019 or 2018.

Significant Customers
The percentage of net sales to and trade accounts receivables from significant customers were as follows:

	Percentage of Net Sales Fiscal Year			Percentage of Trade Accounts Receivable Fiscal Year
	2020	2019	2018	2020	2019
Customer A	18%	17%	19%	14%	11%
Customer B	*	*	*	12%	*
* Current customer amount represents less than 10%.

13. QUARTERLY FINANCIAL DATA (Unaudited)

	Fiscal Year Ended June 27, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$105,285	$116,722	$111,455	$116,018
Gross profit	9,273	8,122	9,248	8,606
Income before income taxes	1,829	974	1,010	506
Net income	1,552	824	910	1,472
Net income per share - basic	$0.14	$0.08	$0.08	$0.14
Net income per share - diluted	$0.14	$0.08	$0.08	$0.14
Weighted average shares outstanding
Basic	10,760	10,760	10,760	10,760
Diluted	10,805	10,877	10,885	10,832

	Fiscal Year Ended June 29, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$127,472	$123,037	$107,954	$105,581
Gross profit	9,533	9,880	6,807	8,381
Income (loss) before income taxes	1,868	1,916	(13,256)	732
Net income (loss)	1,593	1,589	(11,981)	817
Net income (loss) per share - basic	$0.15	$0.15	$(1.11)	$0.08
Net income (loss) per share - diluted	$0.15	$0.15	$(1.11)	$0.08
Weighted average shares outstanding
Basic	10,760	10,760	10,760	10,760
Diluted	10,979	10,881	10,760	10,760

14. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company recorded goodwill in connection with the Ayrshire and Sabre acquisitions resulting primarily from the synergies that resulted from the Company's acquisitions and the assembled workforce. The goodwill is not amortized for financial accounting purposes.
In accordance with accounting guidance on goodwill and other intangible assets, the Company evaluates goodwill for impairment at the reporting unit level annually, and whenever circumstances occur indicating that goodwill might be impaired. Upon adoption of ASU 2017-04, the Company now recognizes an impairment charge (not to exceed the total amount of goodwill allocated to the reporting unit) for the amount by which the carrying amount of a reporting unit exceeds the reporting unit’s fair value. During the third quarter of fiscal year 2019, a goodwill impairment of $10.0 million was recognized.
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
During the first quarter of fiscal year 2020, the Company adopted the Accounting Standards Update 2016-02, Leases which supersedes ASC 840 Leases and creates a new topic, ASC 842 Leases. Under ASC 842, any assets or liabilities recognized in accordance with ASC 805 that are related to favorable or unfavorable terms of an operating lease for which an entity is a lessee, the entity should derecognize the asset or liability and commensurately adjust the ROU asset. Refer to footnote 16 for additional disclosure.
As such, the Company derecognized the intangible asset and added the offsetting amount to the ROU asset. Resulting in a reduction of favorable lease agreement intangible of $0.7 million, and no adjustment to retained earnings or future P&L impact.
The components of acquired intangible assets are as follows (in thousands):

	June 27, 2020
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Derecognition Favorable Lease per ASC 842	Net Carrying Amount
Other intangible assets:
Favorable Lease Agreements	4 - 7	2,941	(2,284)	(657)	—
Total		$2,941	$(2,284)	$(657)	$—

	June 29, 2019
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Impairment Recognized	Net Carrying Amount
Other intangible assets:
Non-Compete Agreements	3 - 5	$568	$(568)	$—	$—
Customer Relationships	10	4,803	(2,311)	(2,492)	—
Favorable Lease Agreements	4 - 7	2,941	(2,284)	—	657
Total		$8,312	$(5,163)	$(2,492)	$657
Amortization expense related to intangible assets was approximately $0.6 million and $1.1 million for the year ended June 29, 2019, and June 30, 2018; respectively.

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
The following table summarizes the activity in the Company’s contract assets during the twelve months ended June 27, 2020 (in thousands):

Contract Assets
Beginning balance, June 29, 2019	$22,161
Revenue recognized	441,405
Amounts collected or invoiced	(439,813)
Ending balance, June 27, 2020	$23,753

The following table summarizes the activity in the Company’s contract assets during the twelve months ended June 29, 2019 (in thousands):

Contract Assets
Beginning balance, June 30, 2018	—
Cumulative effect adjustment at July 1, 2018	11,906
Revenue recognized	448,003
Amounts collected or invoiced	(437,748)
Ending balance, June 29, 2019	$22,161

Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the twelve months ended June 27, 2020 and the twelve months ended June 29, 21019 (in thousands):

	Revenue
Recognition	June 27, 2020	June 29, 2019
Over-Time	$441,405	$458,256
Point-in-Time	8,075	5,788
Total	$449,480	$464,044

Revenues and associated costs from engineering design, development services and tooling, which are performed under contract of short term durations, are recognized over time as the services are performed. Revenue from engineering design, development services and tooling represented approximately 3.3% of total revenue in fiscal year 2020.
16. LEASES
The Company has several commitments under operating leases for warehouses, manufacturing facilities, office buildings, and equipment with initial terms that expire at various dates during the next 1 year to 11 years.
The Company has some operating leases that include an extension clause. Management has considered the likelihood of exercising each extension option included and estimated the duration of the extension option, for those leases management determined to be reasonably certain, in calculating the lease term for measurement of the right of use asset and liability.
For operating leases, management assumed a discount rate of 4% - 5.9%. The weighted average discount rate is disclosed in the tables below.

The components of lease cost as of  June 27, 2020 were (in thousands):

		Year Ended
Lease cost	Classification	June 27, 2020
Operating lease cost	Cost of sales	$4,511
Operating lease cost	Selling, general and administrative expenses	1,266
Total lease cost		$5,777

Amounts reported in the Consolidated Balance Sheet as of June 27, 2020 were (in thousands, except weighted average lease term and discount rate):

June 27, 2020
Operating Leases:
Operating lease right of use assets	$17,568
Operating lease liabilities (1)	17,173

Weighted-average remaining lease term (in years)
Operating leases	6.46

Weighted-average discount rate
Operating leases	4.07%

(1) The current portion of the total operating lease liabilities of $4.5 million is classified under Other Current Liabilities, resulting in $12.6 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the consolidated balance sheet.

Other information related to leases was as follows (in thousands):

June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,237

The Company entered into one new lease during the fiscal year, resulting in a non-cash impact of $0.4 million.

Future lease payments under non-cancellable leases as of June 27, 2020 are as follows (in thousands):

Fiscal Years Ending	Operating Leases
2021	$4,250
2022	3,373
2023	2,598
2024	2,004
2025	1,894
Thereafter	5,674
Total undiscounted lease payments	19,793
Less: present value discount	2,620
Total lease liabilities	$17,173

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

The Company identified certain immaterial errors in relation to its computation of its operating lease right-of-use assets and operating lease liabilities upon adoption of ASC 842, which primarily related to the improper exclusion of fixed rent escalation clauses. The errors were considered to be immaterial to previously issued quarterly reports on Form 10-Q as of September 28, 2019, December 28, 2019 and March 28, 2020. The impact of the correction on the respective balance sheets was as follows (in thousands):

	September 28, 2019
	Amounts as reported	Adjustments	Amounts as corrected
Operating lease right-of-use assets, net	$16,056	$4,223	$20,279
Total assets	$281,127	$4,223	$285,350

Operating lease liabilities - Long-term	$10,885	$4,223	$15,108
Total Liabilities	$165,989	$4,223	$170,212

	December 28, 2019
	Amounts as reported	Adjustments	Amounts as corrected
Operating lease right-of-use assets, net	$14,876	$4,223	$19,099
Total assets	$273,970	$4,223	$278,193

Operating lease liabilities - Long-term	$9,870	$4,223	$14,093
Total Liabilities	$157,163	$4,223	$161,386

	March 28, 2020
	Amounts as reported	Adjustments	Amounts as corrected
Operating lease right-of-use assets, net	$15,347	$3,127	$18,474
Total assets	$288,403	$3,127	$291,530

Operating lease liabilities - Long-term	$10,327	$3,127	$13,454
Total Liabilities	$175,463	$3,127	$178,590

17. SUBSEQUENT EVENT
On August 14, 2020, the Company entered into a loan and security agreement (the “Loan Agreement”) with Bank of America. The Loan Agreement replaces the Company’s prior amended and restated credit agreement, as amended, with Wells Fargo Bank, N.A. The Loan Agreement provides for a five-year asset-based senior secured revolving credit facility of up to $93 million, maturing on August 14, 2025. In addition, during the term of the Loan Agreement, the Company may increase the aggregate amount of the Credit Facility by up to an additional $25 million, subject to customary conditions, including obtaining a commitment from the Bank (or another lender, if applicable) to such increase.
The Credit Facility has been used to pay-off the Prior Credit Facility and costs related to the Loan Agreement, and may be used to pay-off certain other existing debt, to issue letters of credit, and for other business purposes, including working capital needs. Based on the Company’s borrowing base and reserve requirements and after paying off the Prior Credit Facility and related fees and expenses relating to the Credit Facility, immediately following the closing of the Loan Agreement, there was approximately $16 million available under the Credit Facility.
The Loan Agreement contains financial covenants as long as commitments or obligations are outstanding under the Loan Agreement, requiring the Company to maintain: (i) a fixed charge coverage ratio of at least 1.25 to 1.0, measured monthly on a trailing 12-month basis; and (ii) a cash flow leverage ratio of no greater than 6.00 to 1.00, which may be subject to adjustments for COVID-19 related cash expenses as approved by the Bank, measured monthly on a trailing 12-month basis.

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

Item 9A:	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our Company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of June 27, 2020, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 27, 2020. This assessment was based on the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of June 27, 2020, the Company’s internal control over financial reporting is effective based on that criteria.
The effectiveness of the Company's internal control over financial reporting as of June 27, 2020 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during our fourth fiscal quarter ended June 27, 2020 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Key Tronic Corporation
Spokane Valley, Washington
Opinion on Internal Control over Financial Reporting

We have audited Key Tronic Corporation’s (the “Company’s”) internal control over financial reporting as of June 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 27, 2020 and June 29, 2019, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended June 27, 2020, and the related notes and schedule and our report dated September 11, 2020 expressed an unqualified opinion thereon.
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
September 11, 2020

Item 9B:	OTHER INFORMATION
None
PART III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
Information on the nominees for election as Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2020 fiscal year.
Executive Officers of the Registrant
This information is included in a separate item captioned “Executive Officers of the Registrant” in Item 1 of Part 1 of this report pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
Compliance with Section 16(a) of the Exchange Act:
Incorporated by reference to Key Tronic Corporation’s 2020 Proxy Statement to Shareholders.
Code of Conduct
The Board of Directors has adopted a written Code of Conduct which applies to its directors and employees, including its executive officers. The Code of Conduct is available on the Company’s website at www.keytronic.com. The Company intends to disclose on its website any amendments to or waivers of the Code of Conduct.

Item 11:	EXECUTIVE COMPENSATION
Information appearing under the caption “Executive Compensation” in the Company’s 2020 Proxy Statement is incorporated herein by this reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of June 27, 2020.
EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	869,583	$7.87	609,751
Equity compensation plans not approved by security holders	—	$—	—
Total	869,583	$7.87	609,751
(1)Included are the 1,200,000 shares subject to the 2010 Plan, the issuance of which were approved by the shareholders at the 2010 Annual Meeting. During the 2015 Annual Meeting, an additional 1,000,000 shares were approved. As a result of the shareholder approval, the Company made the decision to amend the cash-settled SARs granted during fiscal year 2010 to stock-settled SARs effective October 21, 2011.
Information under the caption “Beneficial Ownership of Securities” in the Company’s 2020 Proxy Statement is incorporated herein by this reference.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the caption “Related Person Transactions”, “Compensation Committee Interlocks and Insider Participation”, and “Directors’ Independence” in the Company’s 2020 Proxy Statement is incorporated herein by this reference.

Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information appearing under the caption “Principal Accountant Fees and Services” in the Company’s 2020 Proxy Statement is incorporated herein by this reference.
PART IV

Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. FINANCIAL STATEMENTS

2. SCHEDULES

II. Consolidated Valuation and Qualifying Accounts	69
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

10.43*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2020 and Fiscal Years 2020 – 2022 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 30, 2019

10.44*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2021 and Fiscal Years 2021 – 2023 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 27, 2020

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

SCHEDULE II
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED JUNE 27, 2020, JUNE 29, 2019, AND JUNE 30, 2018

	Fiscal Year Ended
	2020	2019	2018
	(in thousands)
Allowance for Obsolete Inventory
Balance at beginning of year	$1,792	$1,458	$1,306
Provisions	136	91	31
Dispositions	40	243	121
Balance at end of year	$1,968	$1,792	$1,458
Allowance for Doubtful Accounts
Balance at beginning of year	$58	$—	$84
Provisions (Recovery)	551	58	(84)
Write-offs	—	—	—
Balance at end of year	$609	$58	$—

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 11, 2020

KEY TRONIC CORPORATION

By:	/s/ Craig D. Gates
Craig D. Gates, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Craig D. Gates	September 11, 2020
Craig D. Gates	Date
Director and President and Chief Executive Officer (Principal Executive Officer)

/s/ Brett R. Larsen	September 11, 2020
Brett R. Larsen	Date
Executive Vice President of Administration, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Ronald F. Klawitter	September 11, 2020
Ronald F. Klawitter, Director	Date

/s/ James R. Bean	September 11, 2020
James R. Bean, Director	Date

/s/ Subodh K. Kulkarni	September 11, 2020
Subodh K. Kulkarni, Director	Date

/s/ Yacov A. Shamash	September 11, 2020
Yacov A. Shamash, Director	Date

/s/ Patrick Sweeney	September 11, 2020
Patrick Sweeney, Director and Chairman of the Board	Date