Form 10-Q
period 2020-09-26
KEY TRONIC CORP
filed 2020-11-05
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2020
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
As of November 3, 2020, 10,759,680 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” and “KeyTronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands; except share data)

	September 26, 2020	June 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,471	$553
Trade receivables, net of allowance for doubtful accounts of $609 and $609	91,563	86,123
Contract assets	24,458	23,753
Inventories, net	119,791	115,020
Other	18,782	17,315
Total current assets	256,065	242,764
Property, plant and equipment, net	33,316	31,764
Operating lease right-of-use assets, net	16,370	17,568
Other assets:
Deferred income tax asset	9,632	10,178
Other	2,429	2,587
Total other assets	12,061	12,765
Total assets	$317,812	$304,861
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,146	$80,204
Accrued compensation and vacation	7,641	10,428
Current portion of debt, net	906	7,508
Other	13,957	14,079
Total current liabilities	101,650	112,219
Long-term liabilities:
Term loans	4,021	3,258
Revolving loan	80,414	60,094
Operating lease liabilities	11,502	12,624
Deferred income tax liability	232	234
Other long-term obligations	1,386	875
Total long-term liabilities	97,555	77,085
Total liabilities	199,205	189,304
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,760 and 10,760 shares, respectively	47,009	46,946
Retained earnings	71,830	70,111
Accumulated other comprehensive income (loss)	(232)	(1,500)
Total shareholders’ equity	118,607	115,557
Total liabilities and shareholders’ equity	$317,812	$304,861
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	September 26, 2020	September 28, 2019
Net sales	$123,207	$105,285
Cost of sales	113,192	96,012
Gross profit	10,015	9,273
Research, development and engineering expenses	2,245	1,660
Selling, general and administrative expenses	4,974	5,074
Total operating expenses	7,219	6,734
Operating income	2,796	2,539
Interest expense, net	681	710
Income before income taxes	2,115	1,829
Income tax provision	396	277
Net income	$1,719	$1,552
Net income per share — Basic	$0.16	$0.14
Weighted average shares outstanding — Basic	10,760	10,760
Net income per share — Diluted	$0.16	$0.14
Weighted average shares outstanding — Diluted	11,040	10,805
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended
	September 26, 2020	September 28, 2019
Comprehensive income:
Net income	$1,719	$1,552
Other comprehensive income:
Unrealized gain (loss) on hedging instruments, net of tax	1,268	(947)
Comprehensive income	$2,987	$605
Other comprehensive income for the three months ended September 26, 2020 and September 28, 2019, is reflected net of tax expense (benefit) of approximately $1.5 million and $(0.3) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Three Months Ended
	September 26, 2020	September 28, 2019
Operating activities:
Net income	$1,719	$1,552
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,752	1,609
Amortization of deferred loan costs	13	8
Provision for obsolete inventory	178	21
Provision for warranty	19	16
Loss on disposal of assets	—	206
Share-based compensation expense	63	74
Deferred income taxes	(81)	(360)
Changes in operating assets and liabilities:
Trade receivables	(5,449)	(10,140)
Contract assets	(705)	399
Inventories	(4,949)	(17,327)
Other assets	292	(829)
Accounts payable	(1,059)	13,643
Accrued compensation and vacation	(2,787)	600
Other liabilities	1,555	215
Cash used in operating activities	(9,439)	(10,313)
Investing activities:
Purchase of property and equipment	(3,186)	(3,046)
Proceeds from sale of fixed assets	—	696
Cash receipts from deferred purchase price of factored receivables	—	1,079
Cash used in investing activities	(3,186)	(1,271)
Financing activities:
Payment of financing costs	(307)	(2)
Proceeds from issuance of long term debt	5,000	5,000
Interest rate swap termination fee	(925)	—
Repayments of long term debt	(10,842)	(1,468)
Borrowings under revolving credit agreement	45,975	45,799
Repayments of revolving credit agreement	(25,358)	(37,842)
Cash provided by financing activities	13,543	11,487
Net increase (decrease) in cash and cash equivalents	918	(97)
Cash and cash equivalents, beginning of period	553	601
Cash and cash equivalents, end of period	$1,471	$504
Non-cash investing activities:
Beneficial interest in transferred receivables	(9)	(1,788)
Supplemental cash flow information:
Interest payments	$578	$593
Income tax payments, net of refunds	$351	$213
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands; except share data)

	Three Months Ended
	September 26, 2020	September 28, 2019
Total shareholders’ equity, beginning balances	$115,557	$114,459

Common stock (shares):
Beginning balances	$10,760	$10,760
Exercise of stock appreciation rights	—	—
Ending balances	10,760	10,760

Common stock:
Beginning balances	$46,946	$46,680
Share-based compensation	63	74
Ending balances	47,009	46,754

Retained Earnings:
Beginning balances	$70,111	$65,353
Net income	1,719	1,552
Ending balances	71,830	66,905

Accumulated other comprehensive income:
Beginning balances	$(1,500)	$2,426
Unrealized gain (loss) on hedging instruments, net	1,268	(947)
Ending balances	(232)	1,479
Total shareholders’ equity, ending balances	$118,607	$115,138
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation
The consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020.
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three month period ended September 26, 2020 and September 28, 2019, were 13 week periods. Fiscal year 2021 will end on July 3, 2021, which is a 53 week year. Fiscal year 2020 which ended on June 27, 2020, was a 52 week year.
Certain Significant Risks and Uncertainties Related to Outbreak of Coronavirus Disease 2019 (“COVID-19”)
Due to the COVID-19 pandemic, the Company has seen extreme shifts in demand from its customer base. The possibility of future temporary closures, as well as adverse fluctuations in customer demand, freight and expedite costs, precautionary safety expenses and labor shortages, collectability of accounts, and future supply chain disruptions during the rapidly changing COVID-19 environment can materially impact operating results. Additionally, continued adverse macroeconomic conditions and significant currency exchange fluctuations can also materially impact operating results.
2.Significant Accounting Policies
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
Derivative Instruments and Hedging Activities
The Company has entered into foreign currency forward contracts that are accounted for as cash flow hedges in accordance with ASC 815, “Derivatives and Hedging”. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI) and is reclassified into earnings in the same period in which the underlying hedged transaction affects earnings. The derivative’s effectiveness represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.
The Company uses derivatives to manage the variability of foreign currency fluctuations of expenses in our Mexico facilities. The foreign currency forward contracts have terms that are matched to the underlying transactions being hedged. As a result, these transactions fully offset the hedged risk and no ineffectiveness has been recorded.
The Company’s foreign currency forward contracts potentially expose the Company to credit risk to the extent the counterparty may be unable to meet the terms of the agreement. The Company minimizes such risk by utilizing a counterparty with a strong credit rating. The Company’s counterparty to the foreign currency forward contracts is a major banking institution. This institution does not require collateral for the contracts, and the Company believes that the risk of the counterparty failing to meet their contractual obligations is remote. The Company does not enter into derivative instruments for trading or speculative purposes.

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
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which modifies certain provisions of ASC 740, Income Taxes, in an effort to reduce the complexity of accounting for income taxes. ASU 2019-12 is effective for the Company the first quarter of fiscal year 2022. We are currently evaluating the effects and do not believe this standard will have a material impact on our consolidated financial position, results of operations, or cash flows.
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

3.Inventories
The components of inventories consist of the following (in thousands):

	September 26, 2020	June 27, 2020
Finished goods	$15,632	$15,269
Work-in-process	21,418	17,390
Raw materials and supplies	82,741	82,361
	$119,791	$115,020

Total inventory as of September 26, 2020 is net of $14.5 million of reserves, customer payments, and customer deposits compared to $17.3 million in reserves, customer payments, and customer deposits as of June 27, 2020.
4.Long-Term Debt
On August 14, 2020, the Company entered into a loan agreement with Bank of America. The Loan Agreement replaces the Company’s prior amended and restated credit agreement, as amended, with Wells Fargo Bank. The Loan Agreement provides for a five-year asset-based senior secured revolving credit facility of up to $93 million, maturing on August 14, 2025. As of September 26, 2020, the Company had an outstanding balance under the asset-based revolving credit facility of $80.7 million and $12.3 million available for future borrowings.
As of June 27, 2020, the Company had an outstanding balance under the credit facility with Wells Fargo Bank of $60.1 million, $0.4 million in outstanding letters of credit and $4.5 million available for future borrowings. The Company had an outstanding balance of $10.0 million under the term loan with Wells Fargo Bank as of June 27, 2020.
On August 14, 2020, the Company also entered into a $5.0 million equipment financing facility relating to the Company’s existing U.S. manufacturing equipment that bears interest at 4.85% and matures on August 14, 2025. Under this loan agreement, equal monthly payments of approximately $94,000 commenced on September 14, 2020 and will continue through the maturity of the equipment financing facility on August 14, 2025. As of September 26, 2020, the Company had an outstanding balance of $4.9 million. As of June 27, 2020, the Company had an outstanding balance of $0.9 million under the Wells Fargo Bank equipment term loan agreement.
The interest rates on outstanding debt as of September 26, 2020 range from 3.00% - 4.85% compared to 2.17% - 2.18% as of June 27, 2020.
Generally, the interest rate applicable to loans under the loan agreement will be, at the Company’s option: (i)(A) the base rate which is the highest of (1) the prime rate for the applicable day (as such rate is determined from time to time by the Bank), (2) the federal funds rate for the applicable day plus 0.50%, and (3) LIBOR for a 30-day interest period as of the applicable day plus 1.00% (provided that in no event shall the base rate be less than zero), plus the applicable interest margin for base rate loans; and (B) LIBOR rate for an applicable interest period (provided that in no event shall the LIBOR rate be less than 0.50%), plus the applicable interest margin for LIBOR rate loans. Depending on average daily excess borrowing availability over applicable periods under the Credit Facility, applicable interest margins on: (x) base rate loans will be 1.25-1.75%; and (y) LIBOR rate loans will be 2.25-2.75%, resetting on a quarterly basis beginning in early 2021. If there is an event of default under the loan agreement, all loans and other obligations will bear interest at a rate of an additional 2.00% on the otherwise applicable interest rates. In addition to interest charges, the Company is required to pay a fee of 0.25% per annum on the unused portion of the Credit Facility, monthly in arrears.
Under the new loan agreement with Bank of America, the asset-based revolving credit facility bears interest at LIBOR plus 2.5%, as elected by the Company.

Debt maturities as of September 26, 2020 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2021 (1)	$678
2022	943
2023	989
2024	1,039
2025	1,090
Thereafter	80,899
Total debt	$85,638
Unamortized debt issuance costs	(297)
Long-term debt, net of debt issuance costs	$85,341
    (1) Represents scheduled payments for the remaining nine-month period ending July 3, 2021.
The Company must comply with certain financial covenants, including a fixed charge coverage ratio and a cash flow leverage ratio. The credit agreement requires the Company to grant certain inspection rights to the Bank, limit or restrict the Company’s cash management; limit or restrict the ability of the Company to incur additional liens, make acquisitions or investments, incur additional indebtedness, engage in mergers, consolidations, liquidations, dissolutions, or dispositions, pay dividends or other restricted payments, prepay certain indebtedness, engage in transactions with affiliates, and use proceeds. The Company was in compliance with all financial covenants as of September 26, 2020.
5.Trade Accounts Receivable Purchase Programs
Sale Programs
The Company has utilized an Account Purchase Agreement with Wells Fargo Bank, N.A. (“WFB”) which allowed the Company to sell and assign to WFB and WFB to purchase from the Company the accounts receivable of certain Company customers in a maximum aggregate amount outstanding of $25.0 million. As of September 26, 2020, the Company had no factored receivables with WFB.
The Company did not sell any accounts receivables during the three months ended September 26, 2020. Total accounts receivables sold during the three months ended September 28, 2019 was approximately $17.8 million. Accounts receivables sold and not yet collected was $9,000 as of June 27, 2020. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. Cash receipts related to the deferred purchase price from receivables factored by the Company is reflected as cash provided by investing activities.
6.Income Taxes
The Company expects to repatriate a portion of its foreign earnings based on increased net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $8.0 million of foreign earnings in the future. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
Repatriations of cash will generally be tax-free in the U.S. However, withholding taxes in China may still apply to any such future repatriations. Management has not changed its indefinite investment assertions with regard to the portion of accumulated earnings and profits in China that may be repatriated in the future. Accordingly, management estimates that future repatriations of cash from China may result in approximately $0.8 million of withholding tax. There would be no offsetting foreign tax credits in the U.S. and as such, this potential liability is a direct cost associated with actual repatriations. Withholding taxes will not apply to future repatriations from Mexico or Vietnam.
The Company has available approximately $8.7 million of gross federal research and development tax credits as of September 26, 2020. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of September 26, 2020, the Company has recorded $2.9 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $5.8 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company does not expect that the NOL carryback provision of the CARES Act will result in a material cash benefit. In addition, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification (in connection with related modifications included in final regulations issued in the first quarter of fiscal year 2021) would increase the allowable interest expense deduction of the Company and result in less taxable income for fiscal years 2020 and 2021, but is not expected to have a material impact on the provision for income taxes. Also, under the CARES Act, AMT credits not previously refunded for the 2018 tax year are refundable in the 2019 taxable year rather than in years 2019-2021, and taxpayers can elect to claim 100% of the AMT credits in the first taxable year beginning in 2018 by applying for a tentative refund claim on or before December 31, 2020. The Company made this election by applying for a tentative refund claim in the fourth quarter of fiscal year 2020. The Company is continuing to evaluate the impacts of other aspects of the CARES Act, and at this time the Company does not believe they will have a material impact on our consolidated financial position, results of operations, or cash flows.
7.Earnings Per Share
The following table presents a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except share and per share information)
	September 26, 2020	September 28, 2019
Net income	$1,719	$1,552
Weighted average shares outstanding—basic	10,760	10,760
Effect of dilutive common stock awards	280	45
Weighted average shares outstanding—diluted	11,040	10,805
Net income per share—basic	$0.16	$0.14
Net income per share—diluted	$0.16	$0.14
Antidilutive SARs not included in diluted earnings per share	329	940

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
The grant date fair value for the awards granted below were estimated using the Black Scholes option valuation method:

	July 23, 2020	July 26, 2019
SARs Granted	155,000	175,000
Strike Price	$6.94	$4.93
Fair Value	$2.32	$1.23
Total share-based compensation expense recognized during the three months ended September 26, 2020 and September 28, 2019 was approximately $64,000 and $74,000, respectively.

As of September 26, 2020, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.5 million. This expense is expected to be recognized over a weighted average period of 2.33 years. No SARs were exercised during the three months ended September 26, 2020 or September 28, 2019.
9.Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $13,000 as of September 26, 2020 and $15,000 as of June 27, 2020, respectively.
10.Derivative Financial Instruments
As of September 26, 2020, the Company had outstanding foreign currency forward contracts with a total notional amount of $30.0 million. The maturity dates for these contracts extend through December 2021. For the three months ended September 26, 2020, the Company did not enter into any foreign currency forward contracts and settled $6.7 million of contracts. During the same period of the previous year, the Company did not enter into any foreign currency forward contracts and settled $6.7 million of contracts.
As of September 26, 2020, the aggregate notional amount of the Company’s outstanding foreign currency contracts along with their unrealized gains (losses) are expected to mature as summarized below (in thousands):

Quarter Ending	Notional Contracts in MXN	Notional Contracts in USD	Estimated Fair Value
December 26, 2020	$132,773	$6,241	$(333)
April 3, 2021	$148,253	$6,682	$(161)
July 3, 2021	$144,725	$6,446	$(134)
October 2, 2021	$146,373	$5,502	$805
January 1, 2022	$137,973	$5,129	$754
On November 6, 2019, the Company entered into an interest rate swap contract with an effective date of November 6, 2019 and a termination date of September 30, 2022, related to the borrowings outstanding under the term loan with Wells Fargo Bank. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counter party a fixed interest rate. The fixed interest rate for the contract is 1.70% that replaces the one month LIBOR rate component of our contractual interest to be paid to Wells Fargo Bank as part of our term loan. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the term loan, the interest rate contract was determined to be effective, and thus qualified as a cash flow hedge. This interest rate swap contract was terminated on August 14, 2020 when the Company entered into a loan and security agreement with Bank of America. At date of termination this interest rate swap was in a liability position of $148,400, which will be amortized to interest expense over the original term of the swap.
On November 6, 2019, the Company entered into an interest rate swap contract with an effective date of November 6, 2019 and a termination date of November 1, 2023, related to the borrowings outstanding under the line of credit with Wells Fargo Bank. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counter party a fixed interest rate. The fixed interest rate for the contract is 1.67% that replaces the one month LIBOR rate component of our contractual interest to be paid to Wells Fargo Bank as part of our line of credit. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the line of credit, the interest rate contract was determined to be effective, and thus qualified as a cash flow hedge. This interest rate swap contract was terminated on August 14, 2020 when the Company entered into a loan and security agreement with Bank of America. At date of termination this interest rate swap was in a liability position of $776,500, which will be amortized to interest expense over the original term of the swap.

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of September 26, 2020 and June 27, 2020 (in thousands):

		September 26, 2020	June 27, 2020
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other current assets	$771	$—
Foreign currency forward contracts	Other long-term assets	$788	$1,097
Foreign currency forward contracts	Other current liabilities	$(628)	$(1,960)
Foreign currency forward contracts	Other long-term liabilities	$—	$(17)
Interest rate swap	Other current liabilities	$—	$(347)
Interest rate swap	Other long-term liabilities	$—	$(610)

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended September 26, 2020 and September 28, 2019, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 27, 2020	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of September 26, 2020
Forward contracts	Cost of sales	$(759)	$1,043	$359	$643
Interest rate swap	Interest expense	(741)	(223)	89	(875)
Total		$(1,500)	$820	$448	$(232)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 29, 2019	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of September 28, 2019
Forward contracts	Cost of sales	$2,424	$(41)	$(904)	$1,479
Interest rate swap	Interest expense	2	—	(2)	—
Total		$2,426	$(41)	$(906)	$1,479

As of September 26, 2020, the net amount of unrealized gain expected to be reclassified into earnings within the next 12 months is approximately $0.1 million. As of September 26, 2020, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.
11.Fair Value Measurements
The Company currently has forward contracts to hedge known future cash outflows for expenses denominated in the Mexican peso. These contracts are measured on a recurring basis based on the foreign currency spot rates and forward rates quoted by banks or foreign currency dealers. There are three levels of fair value hierarchy inputs used to value assets and liabilities which include: Level 1 – inputs are quoted market prices for identical assets or liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – inputs are unobservable inputs for the asset or liability. These contracts are marked to market using level 2 input criteria every quarter with the unrealized gain or loss, net of tax, reported as a component of shareholders’ equity in accumulated other comprehensive gain (loss), as they qualify for hedge accounting.

The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of September 26, 2020 and June 27, 2020 (in thousands):

	September 26, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$1,559	$—	$1,559
Financial Liabilities:
Foreign currency forward contracts	$—	$(628)	$—	$(628)

	June 27, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$1,097	$—	$1,097
Financial Liabilities:
Interest rate swap	$—	$(957)	$—	$(957)
Foreign currency forward contracts	$—	$(1,977)	$—	$(1,977)
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at September 26, 2020 and June 27, 2020, reasonably approximate their fair value. The Company’s long-term debt, which is measured at amortized cost, primarily consists of an asset-based revolving credit facility, lease liability, and an equipment loan. These borrowings bear interest at LIBOR plus 2.5% per the loan agreement. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in footnote 4.
As a result of the determinable market rates for our asset-based revolving credit facility and equipment loan, they are classified within Level 2 of the fair value hierarchy. Further, the carrying value of each of these instruments reasonably approximates their fair value as of September 26, 2020 and June 27, 2020.
12.Revenue
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
During the first quarter of fiscal year 2021, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional. The following table summarizes the activity in the Company’s contract assets during the three months ended September 26, 2020 (in thousands):

Contract Assets
Beginning balance, June 27, 2020	$23,753
Revenue recognized	120,783
Amounts collected or invoiced	(120,078)
Ending balance, September 26, 2020	$24,458
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three months ended September 26, 2020 and September 28, 2019 (in thousands):

	EMS Revenue
Recognition	Three Months Ended
	September 26, 2020	September 28, 2019
Over-Time	$120,836	$104,026
Point-in-Time	2,371	1,259
Total	$123,207	$105,285

13.Leases
The Company has several commitments under operating leases for warehouses, manufacturing facilities, office buildings, and equipment with initial terms that expire at various dates during the next 1 year to 11 years.
The components of lease cost for the three months ended September 26, 2020 were (in thousands):

Lease cost	Classification	Three Months Ended
Operating lease cost	Cost of sales	$1,164
Operating lease cost	Selling, general and administrative expenses	338
Total lease cost		$1,502

Amounts reported in the Consolidated Balance Sheet as of September 26, 2020 were (in thousands, except weighted average lease term and discount rate):

September 26, 2020
Operating Leases:
Operating lease right of use assets	$16,370
Operating lease liabilities (1)	16,050

Weighted-average remaining lease term (in years)
Operating leases	6.54

Weighted-average discount rate
Operating leases	4.1%
(1) The current portion of the total operating lease liabilities of $4.5 million is classified under Other Current Liabilities, resulting in $11.5 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
Other information related to leases was as follows (in thousands):

Three Months Ended
September 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,198
Future lease payments under non-cancellable leases as of September 26, 2020 are as follows (in thousands):

Fiscal Years Ending	Operating Leases
2021 (1)	$3,073
2022	3,373
2023	2,598
2024	2,004
2025	1,894
Thereafter	5,673
Total undiscounted lease payments	18,615
Less: present value discount	(2,565)
Total lease liabilities	$16,050

(1) Represents estimated lease payments for the remaining nine-month period ending July 3, 2021.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
References in this report to “the Company,” “Key Tronic,” “we,” “our,” or “us” mean Key Tronic Corporation together with its subsidiaries, except where the context otherwise requires.
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
Overview
Key Tronic is a leading contract manufacturer offering value-added design and manufacturing services from its facilities in the United States, Mexico, China and Vietnam. The Company provides its customers full engineering services, materials management, worldwide manufacturing facilities, assembly services, in-house testing, and worldwide distribution. Its customers include some of the world’s leading original equipment manufacturers. Our combined capabilities and vertical integration are proving to be a desirable offering to our expanded customer base.
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
Executive Summary
For the first quarter of fiscal year 2021, the Company reported total revenue of $123.2 million, up 17% from $105.3 million in the same period of fiscal year 2020.
During the first quarter of fiscal 2021, we won new programs involving audio and video editing systems, indoor air quality, utility meters, warehouse management, and automation technologies.
The concentration of our top three customers’ net sales decreased slightly to 36.8 percent of total sales in the first quarter of fiscal year 2021 from 37.0 percent in the same period of the prior fiscal year.
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
Gross profit as a percent of net sales was 8.1 percent for the first quarter of fiscal year 2021 as compared to 8.8 percent for the same quarter of the prior fiscal year. The decrease in gross profit as a percentage of net sales was primarily a result of additional costs caused by the COVID-19 crisis. These expenses are related to increased compensation at the Company’s Juarez facility in order to reduce turnover of available employees, as well as preventative measures and equipment for employees at all of its facilities in the US, Mexico, China and Vietnam.
Operating income as a percentage of net sales was 2.3 percent for the first quarter of fiscal year 2021 compared to 2.4 percent of operating income as a percentage of net sales for the first quarter of fiscal year 2020. The decrease in operating income as a percentage of net sales was primarily driven by increased expenses related to the COVID-19 pandemic as discussed above.
Net income for the first quarter of fiscal year 2021 was $1.7 million or $0.16 per share, as compared to net income of $1.6 million or $0.14 per share for the first quarter of fiscal year 2020.

We’re pleased with the successful launch of new programs, rebounding customer demand and our strong revenue growth in the first quarter of fiscal 2021. We are ramping recent program wins and, while some of our legacy customers continued to have reduced demand due to the pandemic and related economic slowdown, several have increased demand during the first quarter of fiscal 2021, including programs for healthcare, industrial controls, and telecommunications. During the first quarter of fiscal 2021, we won new programs involving audio and video editing systems, indoor air quality, utility meters, warehouse management, and automation technologies.
Moving into the second quarter of fiscal 2021, the COVID-19 crisis continues to present macroeconomic uncertainty and multiple business challenges, but we continue to see the favorable trend of contract manufacturing returning to North America. We remain focused on protecting the health of all of our employees by adhering to current health guidelines, as well as increasing retention of available employees. We expect continued strong revenue growth in the second quarter and continue to invest in new capacity to prepare for long-term growth.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic.  The Company is continuing to evaluate the CARES Act, and at this time does not believe it will have a material impact on our consolidated financial position, results of operations, or cash flows. Refer to footnote 6 Income Taxes for discussion.
We maintain a strong balance sheet with a current ratio of 2.5 and a debt to equity ratio of 0.7 as of September 26, 2020. Total cash used in operating activities as defined on our cash flow statement was $9.4 million for the three months ended September 26, 2020. We maintain sufficient liquidity for our expected future operations and had $80.7 million in borrowings on our revolving credit facility of which $12.3 million remained available at September 26, 2020.
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
•Revenue Recognition
•Inactive, Obsolete, and Surplus Inventory Reserve
•Allowance for Doubtful Accounts
•Accrued Warranty
•Income Taxes
•Share-Based Compensation
•Impairment of Long-Lived Assets
•Derivatives and Hedging Activity
•Long-Term Incentive Compensation Accrual
•Impairment of Goodwill
Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended June 27, 2020, for further details.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 26, 2020 with the Three Months Ended September 28, 2019
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended September 26, 2020 as compared to the three months ended September 28, 2019. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	September 26, 2020	% of net sales	September 28, 2019	% of net sales	$ change	% point change
Net sales	$123,207	100.0%	$105,285	100.0%	$17,922	—%
Cost of sales	113,192	91.9%	96,012	91.2%	17,180	0.7%
Gross profit	10,015	8.1%	9,273	8.8%	742	(0.7)%
Research, development and engineering	2,245	1.8%	1,660	1.6%	585	0.2%
Selling, general and administrative	4,974	4.0%	5,074	4.8%	(100)	(0.8)%
Total operating expenses	7,219	5.8%	6,734	6.4%	485	(0.6)%
Operating income	2,796	2.3%	2,539	2.4%	257	(0.1)%
Interest expense, net	681	0.6%	710	0.7%	(29)	(0.1)%
Income before income taxes	2,115	1.7%	1,829	1.7%	286	—%
Income tax provision	396	0.3%	277	0.3%	119	—%
Net income	$1,719	1.4%	$1,552	1.5%	$167	(0.1)%
Effective income tax rate	18.7%		15.1%
Net Sales
Net sales of $123.2 million for the first quarter of fiscal year 2021 increased by 17.0 percent as compared to net sales of $105.3 million for the first quarter of fiscal year 2020.
The $17.9 million increase in net sales from the prior year period was driven by an increase in demand for new program wins and current programs. However, partially offsetting the increase in revenue during the first quarter of fiscal year 2021, the Company’s revenue was constrained by labor shortages at its facilities in Juarez due to the COVID-19 pandemic and associated public health measures.
Gross Profit
Gross profit as a percentage of net sales for the three months ended September 26, 2020 was 8.1 percent compared to 8.8 percent for the three months ended September 28, 2019. This 0.7 percentage point decrease was due to an increase in COVID related expenses.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to changes in the allowance for obsolete inventory. We recorded a provision of approximately $178,000 and $21,000 for obsolete inventory during the three months ended September 26, 2020 and September 28, 2019, respectively. We adjust the allowance for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated net realizable value based on assumptions as to future demand and market conditions. The reserves are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $2.2 million during the three months ended September 26, 2020 and $1.7 million during the three months ended September 28, 2019, respectively. The increase in RD&E expenses relate to an increase in engineering payroll expenses. Total RD&E expenses as a percent of net sales were 1.8 percent during the three months ended September 26, 2020 and 1.6 percent during the three months ended September 28, 2019.
Total selling, general and administrative (SG&A) expenses were $5.0 million during the three months ended September 26, 2020 compared to $5.1 million for the three months ended September 28, 2019. Total SG&A expenses for the three months ended September 26, 2020, were favorably impacted by a decrease in travel related expenses due to the COVID-19 pandemic. Total SG&A expenses as a percentage of net sales were 4.0 percent for the three months ended September 26, 2020 and 4.8 percent for the three months ended September 28, 2019.
Interest
Interest expense was $0.7 million during the three months ended September 26, 2020 and the three months ended September 28, 2019, respectively.
Income Taxes
The effective tax rate for the three months ended September 26, 2020 was 18.7 percent compared to 15.1 percent for the three months ended September 28, 2019. The increase was primarily due to reduced federal research and development tax credits in the three months ended September 26, 2020. For further information on taxes see footnote 6 of the “Notes to Consolidated Financial Statements.”
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
BACKLOG
On September 26, 2020, we had an order backlog of approximately $201.9 million. This compares with a backlog of approximately $159.9 million on September 28, 2019. The increase in order backlog was related to the effect of the COVID-19 pandemic on our customer’s demand resulting in a net positive, as the Company saw increases in demand from programs for home-consumer products, healthcare and home exercise equipment. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.

CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash used in operating activities for the three months ended September 26, 2020 was $9.4 million, compared to $10.3 million during the same period of the prior fiscal year.
The $9.4 million of net cash used in operating activities for the three months ended September 26, 2020 is primarily related to $1.7 million in net income for the period adjusted for $1.8 million of depreciation and amortization, a $5.4 million increase in accounts receivable, a $4.9 million increase in inventory, a $2.8 million decrease in accrued compensation and vacation, a $1.1 million decrease in accounts payable, $0.7 million increase in contract assets. The $5.4 million increase in accounts receivable is a direct result of the Company not factoring receivables during the first quarter fiscal year 2021.
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
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall net sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our trade accounts receivable purchase programs. During the three months ended September 26, 2020, the Company did not factor any accounts receivable. During the three months ended September 28, 2019, we factored accounts receivable of $17.8 million, which were removed from our Consolidated Balance Sheets. The $17.8 million year over year decrease in factored receivables is a direct result of the Company not factoring receivables during the first quarter fiscal year 2021. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, negotiated supplier terms and taking advantage of early pay discounts.
Investing Cash Flow
Cash used in investing activities was $3.2 million during the three months ended September 26, 2020 as compared to $1.3 million during the three months ended September 28, 2019. Our primary investing activity during the three months ended September 26, 2020 and September 28, 2019, was purchasing equipment to support increased production levels for new programs.
Leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan.
Financing Cash Flow
Cash provided by financing activities was $13.5 million during the three months ended September 26, 2020 as compared to $11.5 million in the same period of the previous fiscal year. Our primary financing activities during the three months ended September 26, 2020 and three months ended September 28, 2019, were borrowings and repayments under our revolving line of credit facility and term loans.
As of September 26, 2020, approximately $12.3 million was available under the asset-based revolving credit facility. As of September 28, 2019, approximately $13.3 million was available under the revolving line of credit facility with Wells Fargo Bank.
Our cash requirements are affected by the level of current operations and new programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. The Company further notes the positive impact of COVID-19 on projected cash from operations from increased demand from certain customers will be partially offset by an anticipated slowdown in collections from others. As of September 26, 2020, we had approximately $825,000 of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of September 26, 2020 would approximate $42,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in footnote 6 of the “Notes to Consolidated Financial Statements.”

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended June 27, 2020. There have been no material changes in contractual obligations outside the ordinary course of business since June 27, 2020.
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
We have manufacturing operations located in Mexico, China and Vietnam. A portion of our operations are denominated in the Mexican peso, the Chinese renminbi (RMB) and Vietnamese dong (VND). Currency exchange rates fluctuate daily as a result of a number of factors, including changes in a country's political and economic policies. Volatility in the currencies of our entities and the United States dollar could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the cash, receivables, payables and expenses of our operating entities. As part of our hedging strategy, we currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. We currently do not hedge expenses denominated in RMB or VND. Unexpected losses could occur from increases in the value of these currencies relative to the United States dollar.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior revolving credit facility and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior revolving credit facility fluctuate with LIBOR rates. There was outstanding $80.7 million in borrowings under our asset-based senior revolving credit facility and $4.9 million outstanding on our equipment financing facility as of September 26, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $30.0 million of foreign currency forward contracts as of September 26, 2020. The fair value of these contracts was $0.9 million. See Note 10 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
Item 4.Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of September 26, 2020, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II. OTHER INFORMATION:
Item 1.Legal Proceedings
We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 1A.Risk Factors
Information regarding risk factors appear in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q.
There are no material changes to the risk factors set forth in Part I Item 1A in the Company’s Annual Report on Form 10-K for the year ended June 27, 2020.

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	November 5, 2020
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brett R. Larsen
Brett R. Larsen	Date:	November 5, 2020
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)