Form 10-Q
period 2020-12-26
KEY TRONIC CORP
filed 2021-07-07
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 2020
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
N. 4424 Sullivan Road
Spokane Valley, Washington 99216
(509) 928-8000
(Address of principal executive offices and registrant’s telephone number)
  ____________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	KTCC	NASDAQ Global Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 29, 2021, 10,761,871 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” and “Key Tronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

EXPLANATORY NOTE

As previously reported, Key Tronic Corporation (the “Company”) did not file this Quarterly Report on Form 10-Q for the quarter ended December 26, 2020 and its Quarterly Report on Form 10-Q for the quarter ended April 3, 2020 (the “Third Quarter 10-Q”) on a timely basis pending the previously disclosed internal investigation by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”). As reported in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2021, and described elsewhere herein, the Audit Committee has completed its internal investigation and concluded that inventory and cost of goods sold was improperly recorded at its Oakdale, MN production facility during the fourth quarter of fiscal year 2020 and during the first six months of fiscal year 2021. The investigation identified accounting errors resulting in an understatement of cost of goods sold and an overstatement of inventory. Additional inventory accounting errors unrelated to the investigation were also identified by management during the quarter. These errors were a result of deficiencies in the Company’s internal control over financial reporting. The financial impact of the improper recording of inventory and the other accounting errors unrelated to the investigation did not result in a restatement of any audited or unaudited financial statements. The Company also filed the Third Quarter 10-Q on the date of this filing.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands; except share data)

	December 26, 2020	June 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$5,007	$553
Trade receivables, net of allowance for doubtful accounts of $587 and $609	100,105	86,123
Contract assets	22,635	23,753
Inventories, net	119,439	115,020
Other	19,961	17,315
Total current assets	267,147	242,764
Property, plant and equipment, net	35,490	31,764
Operating lease right-of-use assets, net	17,672	17,568
Other assets:
Deferred income tax asset	8,656	10,178
Other	1,557	2,587
Total other assets	10,213	12,765
Total assets	$330,522	$304,861
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,937	$80,204
Accrued compensation and vacation	9,040	10,428
Current portion of debt, net	1,706	7,508
Other	13,072	14,079
Total current liabilities	93,755	112,219
Long-term liabilities:
Term loans	8,997	3,258
Revolving loan	89,357	60,094
Operating lease liabilities	12,995	12,624
Deferred income tax liability	207	234
Other long-term obligations	2,047	875
Total long-term liabilities	113,603	77,085
Total liabilities	207,358	189,304
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,760 and 10,760 shares, respectively	47,060	46,946
Retained earnings	73,410	70,111
Accumulated other comprehensive income (loss)	2,694	(1,500)
Total shareholders’ equity	123,164	115,557
Total liabilities and shareholders’ equity	$330,522	$304,861
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Net sales	$128,262	$116,722	$251,469	$222,007
Cost of sales	117,640	108,600	230,832	204,612
Gross profit	10,622	8,122	20,637	17,395
Research, development and engineering expenses	2,392	1,720	4,637	3,380
Selling, general and administrative expenses	5,510	4,904	10,484	9,978
Total operating expenses	7,902	6,624	15,121	13,358
Operating income	2,720	1,498	5,516	4,037
Interest expense, net	848	524	1,529	1,234
Income before income taxes	1,872	974	3,987	2,803
Income tax provision	292	150	688	427
Net income	$1,580	$824	$3,299	$2,376
Net income per share — Basic	$0.15	$0.08	$0.31	$0.22
Weighted average shares outstanding — Basic	10,760	10,760	10,760	10,760
Net income per share — Diluted	$0.14	$0.08	$0.30	$0.22
Weighted average shares outstanding — Diluted	11,385	10,877	11,040	10,811
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Comprehensive income:
Net income	$1,580	$824	$3,299	$2,376
Other comprehensive income:
Unrealized gain (loss) on hedging instruments, net of tax	2,926	778	4,194	(169)
Comprehensive income	$4,506	$1,602	$7,493	$2,207
Other comprehensive income for the three months ended December 26, 2020 and December 28, 2019, is reflected net of tax expense of approximately $0.8 million and $0.2 million, respectively. Other comprehensive income for the six months ended December 26, 2020 and December 28, 2019, is reflected net of tax expense (benefit) of approximately $1.5 million and $0.1 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Six Months Ended
	December 26, 2020	December 28, 2019
Operating activities:
Net income	$3,299	$2,376
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	3,368	3,143
Amortization of interest rate swap	125	—
Amortization of deferred loan costs	35	15
Provision for obsolete inventory	446	41
Provision for warranty	36	89
Provision for doubtful accounts	(21)	—
Loss on disposal of assets	—	206
Share-based compensation expense	114	141
Deferred income taxes	39	(318)
Changes in operating assets and liabilities:
Trade receivables	(13,961)	(13,514)
Contract assets	1,118	5,090
Inventories	(4,865)	(9,754)
Other assets	1,665	(3,689)
Accounts payable	(10,268)	6,877
Accrued compensation and vacation	(1,388)	195
Other liabilities	3,435	664
Cash used in operating activities	(16,823)	(8,438)
Investing activities:
Purchase of property and equipment	(6,963)	(5,360)
Proceeds from sale of fixed assets	—	696
Cash receipts from deferred purchase price of factored receivables	—	2,695
Cash used in investing activities	(6,963)	(1,969)
Financing activities:
Payment of financing costs	(561)	(5)
Proceeds from issuance of long term debt	11,000	5,000
Interest rate swap termination fee	(925)	—
Repayments of long term debt	(11,066)	(3,352)
Borrowings under revolving credit agreement	163,483	91,216
Repayments of revolving credit agreement	(133,691)	(82,554)
Cash provided by financing activities	28,240	10,305
Net increase (decrease) in cash and cash equivalents	4,454	(102)
Cash and cash equivalents, beginning of period	553	601
Cash and cash equivalents, end of period	$5,007	$499
Non-cash investing activities:
Beneficial interest in transferred receivables	—	(1,718)
Supplemental cash flow information:
Interest payments	$1,533	$1,235
Income tax payments, net of refunds	$897	$426
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands; except share data)

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Total shareholders’ equity, beginning balances	$118,607	$115,139	$115,557	$114,459

Common stock (shares):
Beginning balances	10,760	10,760	10,760	10,760
Exercise of stock appreciation rights	—	—	—	—
Ending balances	10,760	10,760	10,760	10,760

Common stock:
Beginning balances	$47,009	$46,754	$46,946	$46,680
Share-based compensation	51	67	114	141
Ending balances	47,060	46,821	47,060	46,821

Retained Earnings:
Beginning balances	$71,830	$66,905	$70,111	$65,353
Net income	1,580	824	3,299	2,376
Ending balances	73,410	67,729	73,410	67,729

Accumulated other comprehensive income:
Beginning balances	$(232)	$1,479	$(1,500)	$2,426
Unrealized gain (loss) on hedging instruments, net	2,926	778	4,194	(169)
Ending balances	2,694	2,257	2,694	2,257
Total shareholders’ equity, ending balances	$123,164	$116,807	$123,164	$116,807
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three and six month periods ended December 26, 2020 and December 28, 2019, were 13 and 26 week periods. Fiscal year 2021 will end on July 3, 2021, which is a 53 week year. Fiscal year 2020 which ended on June 27, 2020, was a 52 week year.
Certain Significant Risks and Uncertainties Related to Outbreak of Coronavirus Disease 2019 (“COVID-19”)
Due to the COVID-19 pandemic, the Company has seen extreme shifts in demand from its customer base, and shifts in supply chain and logistics risks. The possibility of future temporary closures, as well as adverse fluctuations in customer demand, freight and expedite costs, precautionary safety expenses and labor shortages, collectability of accounts, and future supply chain disruptions during the rapidly changing COVID-19 environment can materially impact operating results. Additionally, continued adverse macroeconomic conditions and significant currency exchange fluctuations can also materially impact operating results.
Correction of an Immaterial Disclosure Error
The Company previously reported as of June 27, 2020 that its inventory balances included finished goods of $15,269 and work in process of $17,390. Such amounts actually related to raw materials. The Company has revised its disclosure of inventory to reflect these costs as raw material costs. There was no change to the total inventory balance. Refer to corrected disclosure in Note 3.
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
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as tax credit and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.
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
Recently Issued Accounting Standards
In January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2021-01, Reference Rate Reform (Topic 848) to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The Company is currently assessing the effects on its consolidated financial statements, and if it will elect this optional standard.
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
3.Inventories
Total inventory as of December 26, 2020 is $119.4 million which is net of $13.6 million of reserves, customer payments, and customer deposits compared to $115.0 million which is net of $17.3 million in reserves, customer payments, and customer deposits as of June 27, 2020. Substantially all of the Company’s inventory balances are raw materials.
4.Long-Term Debt
On August 14, 2020, the Company entered into a loan agreement with Bank of America. The Loan Agreement replaces the Company’s prior amended and restated credit agreement, as amended, with Wells Fargo Bank. The Loan Agreement provides for a five-year asset-based senior secured revolving credit facility of up to $93 million, maturing on August 14, 2025. As of December 26, 2020, the Company had an outstanding balance under the asset-based revolving credit facility of $89.9 million, $0.3 million in outstanding letters of credit and $3.1 million available for future borrowings.
As of June 27, 2020, the Company had an outstanding balance under the credit facility with Wells Fargo Bank of $60.1 million, $0.4 million in outstanding letters of credit and $4.5 million available for future borrowings. The Company had an outstanding balance of $10.0 million under the term loan with Wells Fargo Bank as of June 27, 2020.
On August 14, 2020, the Company also entered into a $5.0 million equipment financing facility relating to the Company’s existing U.S. manufacturing equipment that bears interest at 4.85% and matures on August 14, 2025. Under this loan agreement, equal monthly payments of approximately $94,000 commenced on September 14, 2020 and will continue through the maturity of the equipment financing facility on August 14, 2025. As of December 26, 2020, the Company had an outstanding balance of $4.7 million. As of June 27, 2020, the Company had an outstanding balance of $0.9 million under the Wells Fargo Bank equipment term loan agreement.
Generally, the interest rate applicable to loans under the Bank of America loan agreement will be, at the Company’s option: (i)(A) the base rate which is the highest of (1) the prime rate for the applicable day (as such rate is determined from time to time by the Bank), (2) the federal funds rate for the applicable day plus 0.50%, and (3) LIBOR for a 30-day interest period as of the applicable day plus 1.00% (provided that in no event shall the base rate be less than zero), plus the applicable interest margin for base rate loans; and (B) LIBOR rate for an applicable interest period (provided that in no event shall the LIBOR rate be less than 0.50%), plus the applicable interest margin for LIBOR rate loans. Depending on average daily excess borrowing availability over applicable periods under the Credit Facility, applicable interest margins on: (x) base rate loans will be 1.25-1.75%; and (y) LIBOR rate loans will be 2.25-2.75%, resetting on a quarterly basis beginning in early 2021. If there is an event of default under the loan agreement, all loans and other obligations will bear interest at a rate of an additional 2.00% on the otherwise applicable interest rates. In addition to interest charges, the Company is required to pay a fee of 0.25% per annum on the unused portion of the Credit Facility, monthly in arrears.
Under the new loan agreement with Bank of America, the asset-based revolving credit facility bears interest at LIBOR plus 2.5%, as elected by the Company.
On November 24, 2020, the Company entered into a $6.0 million equipment financing facility related to the Company’s existing manufacturing equipment that bears interest at 5.52% and matures on April 24, 2026. Under this loan agreement, equal monthly payments of $100,000 commenced on May 24, 2021 and will continue through the maturity of the equipment financing facility on April 24, 2026. As of December 26, 2020, the Company had an outstanding balance of $6.0 million.
The interest rates on outstanding debt as of December 26, 2020 range from 3.00% - 5.52% compared to 2.17% - 2.18% as of June 27, 2020.

Debt maturities as of December 26, 2020 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2021 (1)	$654
2022	2,143
2023	2,190
2024	2,239
2025	2,290
Thereafter	91,073
Total debt	$100,589
Unamortized debt issuance costs	(529)
Long-term debt, net of debt issuance costs	$100,060
    (1) Represents scheduled payments for the remaining six-month period ending July 3, 2021.
The Company must comply with certain financial covenants, including a fixed charge coverage ratio and a cash flow leverage ratio. The credit agreement requires the Company to grant certain inspection rights to Bank of America, limit or restrict the Company’s cash management; limit or restrict the ability of the Company to incur additional liens, make acquisitions or investments, incur additional indebtedness, engage in mergers, consolidations, liquidations, dissolutions, or dispositions, pay dividends or other restricted payments, prepay certain indebtedness, engage in transactions with affiliates, and use proceeds. The Company was in compliance with all financial covenants as of December 26, 2020.
5.Trade Accounts Receivable Purchase Programs
Sale Programs
The Company has utilized an Account Purchase Agreement with Wells Fargo Bank, N.A. (“WFB”) which allowed the Company to sell and assign to WFB and WFB to purchase from the Company the accounts receivable of certain Company customers in a maximum aggregate amount outstanding of $25.0 million. As of December 26, 2020, the Company had no factored receivables with WFB.
The Company did not sell any accounts receivables during the six months ended December 26, 2020. Total accounts receivables sold during the six months ended December 28, 2019 was approximately $35.0 million. Accounts receivables sold and not yet collected was $9,000 as of June 27, 2020. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. Cash receipts related to the deferred purchase price from receivables factored by the Company is reflected as cash provided by investing activities.
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
Repatriations of cash will generally be tax-free in the U.S. However, withholding taxes in China may still apply to any such future repatriations. Management has not changed its indefinite investment assertions with regard to the portion of accumulated earnings and profits in China that may be repatriated in the future. Accordingly, management estimates that future repatriations of cash from China may result in approximately $0.8 million of withholding tax. We do not anticipate there would be any offsetting foreign tax credits in the U.S. and as such, this potential liability is a direct cost associated with actual repatriations. Withholding taxes would not apply to future repatriations from Mexico or Vietnam.
The Company has available approximately $8.6 million of gross federal research and development tax credits as of December 26, 2020. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of December 26, 2020, the Company has recorded $3.0 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $5.6 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company does not expect that the NOL carryback provision of the CARES Act will result in a material cash benefit. In addition, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification (in connection with related modifications included in final regulations issued in the first quarter of fiscal year 2021) increases the allowable interest expense deduction of the Company and results in less taxable income for fiscal years 2020 and 2021, but is not expected to have a material impact on the provision for income taxes. Also, under the CARES Act, AMT credits not previously refunded for the 2018 tax year became refundable in the 2019 taxable year rather than in years 2019-2021, and taxpayers could elect to claim 100% of the AMT credits in the first taxable year beginning in 2018 by applying for a tentative refund claim on or before December 31, 2020. The Company made this election by applying for a tentative refund claim in the fourth quarter of fiscal year 2020. The Company is continuing to evaluate the impacts of other aspects of the CARES Act, and at this time the Company does not believe they will have a material impact on our consolidated financial position, results of operations, or cash flows.
The Company is evaluating tax law changes and regulatory guidance issued during the quarter. Such changes and regulations include guidance under Sec. 162(m), Sec. 245A, Sec. 951A, foreign tax credits, and rules relating to consolidated NOL carryback claims. The Company is still evaluating the ongoing impact of these law and regulatory changes, and does not expect them to have a material impact on its provision for income taxes.
Subsequent to the end of the quarter, on December 27, 2020 the President signed the Consolidated Appropriations Act, 2021 (CAA). The CAA provides additional stimulus relief, including some tax related provisions that may impact the Company, such as suspending the 50% deduction limitation for certain business meals in calendar year 2021 and 2022. The Company is evaluating the impact of the CAA, but at this time does not anticipate it will have a material impact on its provision for income taxes.
7.Earnings Per Share
The following tables present a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except share and per share information)
	December 26, 2020	December 28, 2019
Net income	$1,580	$824
Weighted average shares outstanding—basic	10,760	10,760
Effect of dilutive common stock awards	625	117
Weighted average shares outstanding—diluted	11,385	10,877
Net income per share—basic	$0.15	$0.08
Net income per share—diluted	$0.14	$0.08
Antidilutive SARs not included in diluted earnings per share	—	725

	Six Months Ended
	(in thousands, except share and per share information)
	December 26, 2020	December 28, 2019
Net income	$3,299	$2,376
Weighted average shares outstanding—basic	10,760	10,760
Effect of dilutive common stock awards	280	51
Weighted average shares outstanding—diluted	11,040	10,811
Net income per share—basic	$0.31	$0.22
Net income per share—diluted	$0.30	$0.22
Antidilutive SARs not included in diluted earnings per share	324	725

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
Total share-based compensation expense recognized during the three months ended December 26, 2020 and December 28, 2019 was approximately $51,000 and $67,000, respectively. Total share-based compensation expense recognized during the six months ended December 26, 2020 and December 28, 2019 was approximately $114,000 and $141,000, respectively.
As of December 26, 2020, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.4 million. This expense is expected to be recognized over a weighted average period of 2.14 years. No SARs were exercised during the three or six months ended December 26, 2020 or December 28, 2019.
9.Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $11,000 as of December 26, 2020 and $15,000 as of June 27, 2020, respectively.
10.Derivative Financial Instruments
As of December 26, 2020, the Company had outstanding foreign currency forward contracts with a total notional amount of $23.8 million. The maturity dates for these contracts extend through December 2021. For the three months ended December 26, 2020, the Company did not enter into any foreign currency forward contracts and settled $6.3 million of contracts. During the same period of the previous year, the Company did not enter into any foreign currency forward contracts and settled $7.2 million of contracts.
For the six months ended December 26, 2020, the Company did not enter into any foreign currency forward contracts and settled $13.0 million of such contracts. During the same period of the previous year, the Company did not enter into any foreign currency forward contracts and settled $13.9 million of such contracts.

As of December 26, 2020, the aggregate notional amount of the Company’s outstanding foreign currency contracts along with their unrealized gains (losses) are expected to mature as summarized below (in thousands):

Quarter Ending	Notional Contracts in MXN	Notional Contracts in USD	Estimated Fair Value
April 3, 2021	$148,253	$6,682	$750
July 3, 2021	$144,725	$6,446	$671
October 2, 2021	$146,373	$5,502	$1,650
January 1, 2022	$137,973	$5,129	$1,542
On November 6, 2019, the Company entered into an interest rate swap contract with an effective date of November 6, 2019 and a termination date of September 30, 2022, related to the borrowings outstanding under the term loan with Wells Fargo Bank. This interest rate swap paid the Company variable interest at the one month LIBOR rate, and the Company paid the counter party a fixed interest rate. The fixed interest rate for the contract was 1.70% that replaced the one month LIBOR rate component of our contractual interest to be paid to Wells Fargo Bank as part of our term loan. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the term loan, the interest rate contract was determined to be effective, and thus qualified as a cash flow hedge. This interest rate swap contract was terminated on August 14, 2020 when the Company entered into a loan and security agreement with Bank of America. At date of termination this interest rate swap was in a liability position of $148,400, which will be amortized to interest expense over the original term of the swap.
On November 6, 2019, the Company entered into an interest rate swap contract with an effective date of November 6, 2019 and a termination date of November 1, 2023, related to the borrowings outstanding under the line of credit with Wells Fargo Bank. This interest rate swap paid the Company variable interest at the one month LIBOR rate, and the Company paid the counter party a fixed interest rate. The fixed interest rate for the contract was 1.67% that replaced the one month LIBOR rate component of our contractual interest to be paid to Wells Fargo Bank as part of our line of credit. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the line of credit, the interest rate contract was determined to be effective, and thus qualified as a cash flow hedge. This interest rate swap contract was terminated on August 14, 2020 when the Company entered into a loan and security agreement with Bank of America. At date of termination this interest rate swap was in a liability position of $776,500, which will be amortized to interest expense over the original term of the swap.

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of December 26, 2020 and June 27, 2020 (in thousands):

		December 26, 2020	June 27, 2020
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other current assets	$4,613	$—
Foreign currency forward contracts	Other long-term assets	$—	$1,097
Foreign currency forward contracts	Other current liabilities	$—	$(1,960)
Foreign currency forward contracts	Other long-term liabilities	$—	$(17)
Interest rate swap	Other current liabilities	$—	$(347)
Interest rate swap	Other long-term liabilities	$—	$(610)

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended December 26, 2020 and December 28, 2019, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of September 26, 2020	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 26, 2020
Forward contracts	Cost of sales	$643	$2,958	$(108)	$3,493
Interest rate swap	Interest expense	(875)	—	76	(799)
Total		$(232)	$2,958	$(32)	$2,694

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of September 28, 2019	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 28, 2019
Forward contracts	Cost of sales	$1,479	$1,533	$(683)	$2,329
Interest rate swap	Interest expense	—	(71)	(1)	(72)
Total		$1,479	$1,462	$(684)	$2,257
The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the six months ended December 26, 2020 and December 28, 2019, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 27, 2020	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 26, 2020
Forward contracts	Cost of sales	$(759)	$4,001	$251	$3,493
Interest rate swap	Interest expense	(741)	(223)	165	(799)
Total		$(1,500)	$3,778	$416	$2,694

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 29, 2019	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 28, 2019
Forward contracts	Cost of sales	$2,424	$1,492	$(1,587)	$2,329
Interest rate swap	Interest expense	2	(71)	(3)	(72)
Total		$2,426	$1,421	$(1,590)	$2,257
As of December 26, 2020, the net amount of unrealized gain expected to be reclassified into earnings within the next 12 months is approximately $3.6 million. As of December 26, 2020, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

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
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of December 26, 2020 and June 27, 2020 (in thousands):

	December 26, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$4,613	$—	$4,613

	June 27, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$1,097	$—	$1,097
Financial Liabilities:
Interest rate swap	$—	$(957)	$—	$(957)
Foreign currency forward contracts	$—	$(1,977)	$—	$(1,977)
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at December 26, 2020 and June 27, 2020, reasonably approximate their fair value. The Company’s long-term debt, which is measured at amortized cost, primarily consists of an asset-based revolving credit facility, lease liability, and an equipment loan. These borrowings bear interest at LIBOR plus 2.5% per the loan agreement. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in Note 4.
As a result of the determinable market rates for our asset-based revolving credit facility and equipment loan, they are classified within Level 2 of the fair value hierarchy. Further, the carrying value of each of these instruments reasonably approximates their fair value as of December 26, 2020 and June 27, 2020.
12.Revenue
Revenue Recognition
The Company specializes in services ranging from product manufacturing to engineering and tooling services. The first step in its process for revenue recognition is to identify the contract with a customer. A contract is defined as an agreement between two or more parties that creates enforceable rights and obligations. A contract can be written, oral, or implied. The Company generally enters into manufacturing service agreements (“MSA”) with its customers that outline the terms of the business relationship between the customer and the Company. This includes matters such as warranty, indemnification, transfer of title and risk of loss, liability for excess and obsolete inventory, pricing, payment terms, etc. The Company will also bid on a program-by-program basis for customers in which an executed MSA may not be in place. In these instances, as well as when we have an MSA in place, we receive customer purchase orders for specific quantities and timing of products. As a result, the Company considers its contract with a customer to be the combination of the MSA and the purchase order. The transaction price is fixed and set forth in each purchase order. In the Company's normal course of business, there are no variable pricing components, or material amounts refunded to customers in the form of refunds or rebates.

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
During the first six months of fiscal year 2021, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional. The following table summarizes the activity in the Company’s contract assets during the six months ended December 26, 2020 (in thousands):

Contract Assets
Beginning balance, June 27, 2020	$23,753
Revenue recognized	246,370
Amounts collected or invoiced	(247,488)
Ending balance, December 26, 2020	$22,635
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three and six months ended December 26, 2020 and December 28, 2019 (in thousands):

	EMS Revenue
Recognition	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Over-Time	$125,534	$115,118	$246,370	$219,144
Point-in-Time	2,728	1,604	5,099	2,863
Total	$128,262	$116,722	$251,469	$222,007

13.Leases
The Company has several commitments under operating leases for warehouses, manufacturing facilities, office buildings, and equipment with initial terms that expire at various dates during the next 1 year to 10 years.
The components of lease cost for the three and six months ended December 26, 2020 were (in thousands):

Lease cost	Classification	Three Months Ended	Six Months Ended
Operating lease cost	Cost of sales	$1,137	$2,301
Operating lease cost	Selling, general and administrative expenses	333	671
Total lease cost		$1,470	$2,972

Amounts reported in the Consolidated Balance Sheet as of December 26, 2020 were (in thousands, except weighted average lease term and discount rate):

December 26, 2020
Operating Leases:
Operating lease right of use assets	$17,672
Operating lease liabilities (1)	17,428

Weighted-average remaining lease term (in years)
Operating leases	6.30

Weighted-average discount rate
Operating leases	4.06%
(1) The current portion of the total operating lease liabilities of $4.4 million is classified under Other Current Liabilities, resulting in $13.0 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
Other information related to leases was as follows (in thousands):

	Three Months Ended	Six Months Ended
	December 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,186	$2,384
Future lease payments under non-cancellable leases as of December 26, 2020 are as follows (in thousands):

Fiscal Years Ending	Operating Leases
2021 (1)	$2,142
2022	3,875
2023	3,111
2024	2,526
2025	2,427
Thereafter	5,990
Total undiscounted lease payments	20,071
Less: present value discount	(2,643)
Total lease liabilities	$17,428

(1) Represents estimated lease payments for the remaining six-month period ending July 3, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
References in this report to “the Company,” “Key Tronic,” “we,” “our,” or “us” mean Key Tronic Corporation together with its subsidiaries, except where the context otherwise requires.
This Quarterly Report contains forward-looking statements in addition to historical information. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to those outlined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks and Uncertainties that May Affect Future Results.” Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so. Readers should carefully review the risk factors described in this report and other periodic reports the Company files from time to time with the Securities and Exchange Commission, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
Executive Summary
For the second quarter of fiscal year 2021, the Company reported total revenue of $128.3 million, up 9.9% from $116.7 million in the same period of fiscal year 2020. The revenue increase during the second quarter of fiscal year 2021 was due to the successful ramp of new customer programs and increased demand from existing customers. At the same time, the Company’s revenue continued to be constrained by government imposed shutdowns and labor shortages at its facilities in Juarez due to the COVID-19 pandemic and associated public health measures.
During the second quarter of fiscal 2021, we won new programs involving security and home automation and industrial products.
The concentration of our top three customers’ net sales decreased slightly to 35.9 percent of total sales in the second quarter of fiscal year 2021 from 37.0 percent in the same period of the prior fiscal year.
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
During the second quarter of fiscal year 2021, the Company incurred additional costs caused by the COVID-19 crisis totaling approximately $1.8 million or $0.13 per share. Despite the pandemic’s adverse impact on revenue and expenses, gross profit as a percent of net sales was 8.3 percent for the second quarter of fiscal year 2021 as compared to 7.0 percent for the same quarter of the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily a result of increased revenue partially offset by additional costs caused by the COVID-19 crisis.
Operating income as a percentage of net sales was 2.1 percent for the second quarter of fiscal year 2021 compared to 1.3 percent of operating income as a percentage of net sales for the second quarter of fiscal year 2020. The increase in operating income as a percentage of net sales was primarily driven by the increase in revenue.

Net income for the second quarter of fiscal year 2021 was $1.6 million or $0.14 per diluted share, as compared to net income of $0.8 million or $0.08 per diluted share for the second quarter of fiscal year 2020.
We’re pleased with the successful ramp of new programs, and our strong revenue growth in the second quarter of fiscal 2021, despite the continued headwinds from COVID-19. We are ramping recent program wins and, while some of our legacy customers continued to have reduced demand due to the pandemic and related economic slowdown, several have increased demand during the second quarter of fiscal 2021, including programs for healthcare, industrial controls, and telecommunications.
Moving into the third quarter of fiscal 2021, the COVID-19 crisis continues to present macroeconomic uncertainty and multiple business challenges, but we continue to see the favorable trend of contract manufacturing returning to North America. We remain focused on protecting the health of all of our employees by adhering to current health guidelines, as well as increasing retention of available employees. We expect continued strong revenue growth in the third quarter and continue to invest in new capacity to prepare for long-term growth.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic.  The Company is continuing to evaluate the CARES Act, and at this time does not believe it will have a material impact on our consolidated financial position, results of operations, or cash flows. Refer to Note 6 Income Taxes for discussion.
As previously reported, in January 2021, the Company received notification from an employee regarding irregularities of the classification of inventory between raw material and work-in-process at a production facility. Management promptly reported the matter to the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), which immediately took steps to commence an internal investigation. The Audit Committee has completed the previously disclosed internal investigation and concluded that inventory was improperly recorded at its Oakdale, MN production facility during the fourth quarter of fiscal year 2020 and during the first six months of fiscal year 2021. The investigation identified accounting errors resulting in an understatement of cost of goods sold and an overstatement of inventory. Additional inventory accounting errors unrelated to the investigation were also identified by management. These errors were a result of deficiencies in the Company’s internal control over financial reporting. The financial impact of the improper recording of inventory, cost of goods sold, and the other accounting errors unrelated to the investigation did not result in a restatement of any audited or unaudited financial statements. In connection with the internal investigation, we incurred approximately $0.7 million in costs in the third quarter of fiscal year 2021 and expect to incur additional related costs in fourth quarter of fiscal year 2021. The Company is still accumulating and reviewing these costs.
We maintain a strong balance sheet with a current ratio of 2.8 and a debt to equity ratio of 0.8 as of December 26, 2020. Total cash used in operating activities as defined on our cash flow statement was $16.8 million for the six months ended December 26, 2020. We maintain sufficient liquidity for our expected future operations and had $89.9 million in borrowings on our revolving credit facility of which $3.1 million remained available at December 26, 2020.

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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended December 26, 2020 with the Three Months Ended December 28, 2019
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended December 26, 2020 as compared to the three months ended December 28, 2019. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	December 26, 2020	% of net sales	December 28, 2019	% of net sales	$ change	% point change
Net sales	$128,262	100.0%	$116,722	100.0%	$11,540	—%
Cost of sales	117,640	91.7%	108,600	93.0%	9,040	(1.3)%
Gross profit	10,622	8.3%	8,122	7.0%	2,500	1.3%
Research, development and engineering	2,392	1.9%	1,720	1.5%	672	0.4%
Selling, general and administrative	5,510	4.3%	4,904	4.2%	606	0.1%
Total operating expenses	7,902	6.2%	6,624	5.7%	1,278	0.5%
Operating income	2,720	2.1%	1,498	1.3%	1,222	0.8%
Interest expense, net	848	0.7%	524	0.4%	324	0.3%
Income before income taxes	1,872	1.5%	974	0.8%	898	0.7%
Income tax provision	292	0.2%	150	0.1%	142	0.1%
Net income	$1,580	1.2%	$824	0.7%	$756	0.5%
Effective income tax rate	15.6%		15.4%
Net Sales
Net sales of $128.3 million for the second quarter of fiscal year 2021 increased by 9.9 percent as compared to net sales of $116.7 million for the second quarter of fiscal year 2020.
The $11.5 million increase in net sales from the prior year period was driven by an increase in new program wins and demand for current programs. However, partially offsetting the increase in revenue during the second quarter of fiscal year 2021, the Company’s revenue was constrained by government- imposed shutdowns and labor shortages at its facilities in Juarez due to the COVID-19 pandemic and associated public health measures.
Gross Profit
Gross profit as a percentage of net sales for the three months ended December 26, 2020 was 8.3 percent compared to 7.0 percent for the three months ended December 28, 2019. This 1.3 percentage point increase was due to an increase in revenue and streamlining efforts in the Company’s Juarez facility.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded a provision of approximately $268,000 and $20,000 for obsolete inventory during the three months ended December 26, 2020 and December 28, 2019, respectively. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $2.4 million during the three months ended December 26, 2020 and $1.7 million during the three months ended December 28, 2019, respectively. The increase in RD&E expenses relate to an increase in engineering payroll expenses. Total RD&E expenses as a percent of net sales were 1.9 percent during the three months ended December 26, 2020 and 1.5 percent during the three months ended December 28, 2019.
Total selling, general and administrative (SG&A) expenses were $5.5 million during the three months ended December 26, 2020 compared to $4.9 million for the three months ended December 28, 2019. The increase in SG&A expenses relate to an increase in employee related expenses offset by the favorable impact of reduced travel related expenses due to the COVID-19 pandemic. Total SG&A expenses as a percentage of net sales were 4.3 percent for the three months ended December 26, 2020 and 4.2 percent for the three months ended December 28, 2019.
Interest
Interest expense was $0.8 million during the three months ended December 26, 2020 and $0.5 million during the three months ended December 28, 2019. The increase in interest expense was primarily a result of increased debt.
Income Taxes
The effective tax rate for the three months ended December 26, 2020 was 15.6 percent compared to 15.4 percent for the three months ended December 28, 2019. The increase was primarily due to the impact of foreign currency transactions. For further information on taxes see Note 6 of the “Notes to Consolidated Financial Statements.”
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
RESULTS OF OPERATIONS
Comparison of the Six Months Ended December 26, 2020 with the Six Months Ended December 28, 2019
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the six months ended December 26, 2020 as compared to the six months ended December 28, 2019. It is provided to assist in assessing differences in our overall performance (in thousands):

	Six Months Ended
	December 26, 2020	% of net sales	December 28, 2019	% of net sales	$ change	% point change
Net sales	$251,469	100.0%	$222,007	100.0%	$29,462	—%
Cost of sales	230,832	91.8%	204,612	92.2%	26,220	(0.4)%
Gross profit	20,637	8.2%	17,395	7.8%	3,242	0.4%
Research, development and engineering	4,637	1.8%	3,380	1.5%	1,257	0.3%
Selling, general and administrative	10,484	4.0%	9,978	4.5%	506	(0.5)%
Total operating expenses	15,121	5.8%	13,358	6.0%	1,763	(0.2)%
Operating income	5,516	2.2%	4,037	1.8%	1,479	0.4%
Interest expense, net	1,529	0.6%	1,234	0.6%	295	—%
Income before income taxes	3,987	1.6%	2,803	1.3%	1,184	0.3%
Income tax provision	688	0.3%	427	0.2%	261	0.1%
Net income	$3,299	1.3%	$2,376	1.1%	$923	0.2%
Effective income tax rate	17.3%		15.2%

Net Sales
Net sales of $251.5 million for the six months ended December 26, 2020 increased by 13.3 percent as compared to net sales of $222.0 million for the six months ended December 28, 2019.
The $29.5 million increase in net sales from the prior year period was due to the successful ramp of new customer programs and increased demand from existing customers. At the same time, the Company’s revenue was constrained by government- imposed shutdowns and labor shortages at its facilities in Juarez due to the COVID-19 pandemic and associated public health measures.
Gross Profit
Gross profit as a percentage of net sales for the six months ended December 26, 2020 was 8.2 percent compared to 7.8 percent for the six months ended December 28, 2019. This 0.4 percentage point increase is primarily related to streamlining efforts in the Company’s Juarez facilities. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded a provision of approximately $446,000 and $41,000 for obsolete inventory during the six months ended December 26, 2020 and six months ended December 28, 2019, respectively. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $4.6 million and $3.4 million during the six months ended December 26, 2020 and six months ended December 28, 2019, respectively. The increase in RD&E expenses relate to an increase in engineering payroll expenses. Total RD&E expenses as a percent of net sales were 1.8 percent during the six months ended December 26, 2020 and 1.5 percent during the six months ended December 28, 2019.
Total selling, general and administrative (SG&A) expenses were $10.5 million during the six months ended December 26, 2020 compare to $10.0 million for the six months ended December 28, 2019. The increase in SG&A expenses relate to an increase in employee related expenses offset by the favorable impact of reduced travel related expenses due to the COVID-19 pandemic. Total SG&A expenses as a percentage of net sales were 4.0 percent during the six months ended December 26, 2020 compared to 4.5 percent during the six months ended December 28, 2019.
Interest
Interest expense was $1.5 million during the six months ended December 26, 2020 compared to $1.2 million during the six months ended December 28, 2019. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the six months ended December 26, 2020 was 17.3% compared to 15.2% for the same period in fiscal year 2020. The effective tax rate increased from the prior year primarily due to the impact of foreign currency transactions. For further information on taxes see Note 6 of the “Notes to Consolidated Financial Statements.”
Our judgments regarding deferred tax assets and liabilities may change due to changes in market conditions, changes in estimates, changes in tax laws or other factors. If assumptions and estimates change in the future the deferred tax assets and liability will be adjusted accordingly and any increase or decrease will result in an additional deferred income tax expense or benefit in subsequent periods. Considering the economic impacts of the COVID-19 crisis, management assessed the realizability of all deferred tax assets at December 26, 2020, and determined that it is more likely than not that the deferred tax assets will be realized. Therefore, a valuation allowance is not required at December 26, 2020.
BACKLOG
On December 26, 2020, we had an order backlog of approximately $218.7 million. This compares with a backlog of approximately $145.5 million on December 28, 2019. The increase in order backlog was related to the effect of the COVID-19 pandemic on our customer’s demand resulting in a net positive, as the Company saw increases in demand from programs for home-consumer products, healthcare and home exercise equipment. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.

CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash used in operating activities for the six months ended December 26, 2020 was $16.8 million, compared to $8.4 million during the same period of the prior fiscal year.
The $16.8 million of net cash used in operating activities for the six months ended December 26, 2020 is primarily related to $3.3 million in net income for the period adjusted for $3.4 million of depreciation and amortization, a $14.0 million increase in accounts receivable, a $10.3 million decrease in accounts payable, a $4.9 million increase in inventory, a $1.4 million decrease in accrued compensation and vacation, and a $1.1 million decrease in contract assets. The $14.0 million increase in accounts receivable is a result of the Company not factoring receivables during the first quarter fiscal year 2021.
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
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall net sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our trade accounts receivable purchase programs. During the six months ended December 26, 2020, the Company did not factor any accounts receivable. During the six months ended December 28, 2019, we factored accounts receivable of $35.0 million, which were removed from our Consolidated Balance Sheets. The $35.0 million year over year decrease in factored receivables is a direct result of the Company not factoring receivables during the first six months of fiscal year 2021. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, negotiated supplier terms and taking advantage of early pay discounts.
Investing Cash Flow
Cash used in investing activities was $7.0 million during the six months ended December 26, 2020 as compared to $2.0 million during the six months ended December 28, 2019. Our primary investing activity during the six months ended December 26, 2020 and December 28, 2019, was purchasing equipment to support increased production levels for new programs.
Leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan.
Financing Cash Flow
Cash provided by financing activities was $28.2 million during the six months ended December 26, 2020 as compared to $10.3 million in the same period of the previous fiscal year. Our primary financing activities during the six months ended December 26, 2020 and six months ended December 28, 2019, were borrowings and repayments under our revolving line of credit facility and term loans.
As of December 26, 2020, approximately $3.1 million was available under the asset-based revolving credit facility. As of December 28, 2019, approximately $22.6 million was available under the revolving line of credit facility with Wells Fargo Bank.
Our cash requirements are affected by the level of current operations and new programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. The Company further notes the positive impact of COVID-19 on projected cash from operations from increased demand from certain customers will be partially offset by an anticipated slowdown in collections from other customers. As of December 26, 2020, we had approximately $1.3 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of December 26, 2020 would approximate $83,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in Note 6 of the “Notes to Consolidated Financial Statements.”

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
•burdens of complying with a wide variety of foreign laws and labor practices; subject to trade wars and tariffs;
•our locations may be impacted by hurricanes, tornadoes, earthquakes, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions and other natural or man-made disasters; and
•our locations may also be impacted by future temporary closures and labor constraints as a result of COVID-19.
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
We place our cash with major financial institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions which are not covered by insurance. If such institutions were to become insolvent during which time it held our cash and cash equivalents in excess of the insurance limit, it could be necessary to obtain other credit financing to operate our facilities.

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
We have manufacturing operations located in Mexico, China and Vietnam. A portion of our operations are denominated in the Mexican peso, the Chinese renminbi (RMB) and the Vietnamese dong (VND). Currency exchange rates fluctuate daily as a result of a number of factors, including changes in a country's political and economic policies. Volatility in the currencies of our entities and the United States dollar could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the cash, receivables, payables and expenses of our operating entities. As part of our hedging strategy, we currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. We currently do not hedge expenses denominated in RMB or VND. Unexpected losses could occur from increases in the value of these currencies relative to the United States dollar.
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
Changes in demand for customer products reduce our ability to accurately estimate the future requirements of our customers. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. We must determine the levels of business that we will seek and accept from customers, set production schedules, commit to procuring inventory, and allocate personnel and resources, based on our estimates of our customers' requirements. Customers can require sudden increases and decreases in production which can put added stress on resources and reduce margins. Sudden decreases in production can lead to excess inventory on hand which may not be reimbursed by our customers even when under contract.
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
We have identified a material weakness in our internal control over financial reporting and have concluded that our disclosure controls and procedures were not effective as of December 26, 2020. If we fail to properly remediate these or any future deficiencies or material weaknesses or to maintain proper and effective internal controls, our business and financial condition could be materially adversely impacted.

As described in Item 4, “Controls and Procedures,” of this Quarterly Report on Form 10-Q, we have concluded that our disclosure controls and procedures were not effective as of December 26, 2020, due to the existence of a material weakness in our internal control over financial reporting. While we have undertaken remediation efforts to address the identified deficiencies, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities. In doing so, we will continue to incur expenses and expend management time on compliance-related issues.
If our remediation measures are insufficient to address the identified deficiencies, or if additional deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Restated financial statements and failures in internal controls may also cause us to fail to meet additional reporting obligations, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties or stockholder litigation, and materially adversely impact our business, financial condition, results of operations and cash flows.
Matters relating to or arising from the Audit Committee’s internal investigation, including expenses and diversion of personnel and resources, regulatory investigations, and proceedings and litigation matters, could have an adverse effect on our business, results of operations and financial condition.
We have incurred, and may continue to incur, significant expenses related to legal, accounting and other professional services in connection with the Audit Committee’s internal investigation and related remediation actions. As described in Item 4, “Controls and Procedures,” of this Quarterly Report on Form 10-Q, we have taken and intend to take a number of steps in order to remediate identified deficiencies in our internal control over financial reporting and attempt to reduce the risk of future recurrence. The validation of the efficacy of these remedial steps will result in us incurring additional near term expenses, and to the extent these steps are not successful, we may incur significant additional time and expense.
All of these expenses, the delay in timely filing our periodic reports and the diversion of the attention of management and other personnel that has occurred and is expected to continue, could adversely affect our business, financial condition, results of operations and cash flows.
In addition, we are cooperating with the Securities and Exchange Commission (the “SEC”) regarding matters related to the internal investigation. The completion of the internal investigation and filing of our delinquent periodic reports will not automatically resolve the SEC’s inquiries. If the SEC or any other regulator were to commence legal action against us, we could be required to pay significant penalties and become subject to injunctions, cease and desist orders or other remedies. We can provide no assurances as to the outcome of any governmental inquiry or investigation.
As a result of the matters reported above, we are exposed to greater risks associated with litigation, regulatory proceedings and government enforcement actions. In addition, securities class actions and other lawsuits could be filed against us, our directors and officers. Any investigations or lawsuits could adversely affect our business, financial condition, results of operations and cash flows.
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
We are subject to additional requirements contained in the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) and more recently the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). The Sarbanes-Oxley and Dodd-Frank Acts required or will require changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of the Sarbanes-Oxley and Dodd-Frank Acts, the SEC and NASDAQ promulgated new rules and additional rulemaking is expected in the future. Compliance with these new rules and future rules has increased and may increase further our legal, financial and accounting costs as well as a potential risk of noncompliance. Absent significant changes in related rules, which we cannot assure, we anticipate some level of increased costs related to these new regulations to continue indefinitely. We also expect these developments to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our Board of Directors or qualified management personnel. Further, the costs associated with the compliance with and implementation of procedures under these and future laws and related rules could have a material impact on our results of operations. In addition, the costs associated with noncompliance with additional securities laws and regulations could also impact our business.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with LIBOR rates. There was outstanding $89.9 million in borrowings under our asset-based senior secured revolving credit facility and $10.7 million outstanding on our equipment financing facilities as of December 26, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was outstanding $23.8 million of foreign currency forward contracts as of December 26, 2020. The fair value of these contracts was $4.6 million. See Note 10 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
Item 4.Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).
Based on our assessment, we believe that as of December 26, 2020, the Company’s disclosure controls and procedures were not effective as a result of the material weakness in internal control over financial reporting discussed herein. Notwithstanding the material weakness as of December 26, 2020, management has concluded that our condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, and in conformity with U.S. GAAP our financial position, results of operations and cash flows for the periods presented.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this Quarterly Report on Form 10-Q, the Audit Committee has completed the previously disclosed internal investigation and concluded that inventory and cost of goods sold was improperly recorded at its Oakdale, MN production facility during the fourth quarter of fiscal year 2020 and during the first six months of fiscal year 2021. The investigation identified accounting errors resulting in an understatement of cost of goods sold and an overstatement of inventory. Additional inventory accounting errors unrelated to the investigation were also identified by management. These errors were a result of deficiencies in the Company’s internal control over financial reporting. These deficiencies did not result in a restatement of any of the Company’s previously issued financial statements. However, if not addressed, the deficiencies could result in material misstatement of our financial statements in the future. Accordingly, management has determined that a material weakness exists related to the design and operating effectiveness of certain controls over the accounting for inventory as well as the Company’s monitoring activities as it pertains to accounting for inventory at its domestic facilities.

As a result of this determination, management has taken, and is in the process of taking, the following remedial actions to correct these deficiencies and to help prevent reoccurrence:

•Implemented a control design enhancement by incorporating an additional level of review related to significant balance sheet accounts for each of our production facilities in Arkansas, Minnesota and Mississippi (the “East Locations”);
•implemented additional controls requiring management to (i) analyze certain inventory balances and the related revenue recognized in each period in each of our East Locations, and (ii) review manual journal entries recorded at our East Locations to ensure proper accounting treatment;
•implementing a system upgrade to simplify the process for determining the cost of inventory items and providing related training to employees regarding the new system functionality;
•implemented changes in reporting structures for finance and accounting personnel in the Company’s domestic production facilities and East Division;
•providing additional training to control owners performing certain controls over the accounting for inventory; and,
•enhancing the design of our monitoring control activities, specifically financial and operational oversight, at each facility.
We will continue to assess the effectiveness of our controls and remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures.
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
Changes in Internal Control over Financial Reporting
There were no significant changes in our internal controls over financial reporting during the three months ended December 26, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)). The Company has subsequently taken, and is in the process of taking, the remediation actions with respect to the material weakness described above.

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
There are no material changes to the risk factors set forth in Part I Item 1A in the Company’s Annual Report on Form 10-K for the year ended June 27, 2020, other than the addition of two new risk factors entitled “We have identified a material weakness in our internal control over financial reporting and have concluded that our disclosure controls and procedures were not effective as of December 26, 2020. If we fail to properly remediate these or any future deficiencies or material weaknesses or to maintain proper and effective internal controls, our business and financial condition could be materially adversely impacted ” and “Matters relating to or arising from the Audit Committee’s internal investigation, including expenses and diversion of personnel and resources, regulatory investigations and proceedings and litigation matters, could have an adverse effect on our business, results of operations and financial condition.”

Item 6.	Exhibits

	31.1	Certification of Chief Executive Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

	31.2	Certification of Chief Financial Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

	32.1	Certification of Chief Executive Officer (18 U.S.C. 1350)

	32.2	Certification of Chief Financial Officer (18 U.S.C. 1350)

	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extention information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	July 6, 2021
President and Chief Executive Officer
(Principal Executive Officer)

/s/ BRETT R. LARSEN
Brett R. Larsen	Date:	July 6, 2021
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)