Form 10-Q
period 2021-04-03
KEY TRONIC CORP
filed 2021-07-07
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2021
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

EXPLANATORY NOTE

As previously reported, Key Tronic Corporation (the “Company”) did not file this Quarterly Report on Form 10-Q for the quarter ended December 26, 2020 and its Quarterly Report on Form 10-Q for the quarter ended April 3, 2020 (the “Third Quarter 10-Q”) on a timely basis pending the previously disclosed internal investigation by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”). As reported in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2021, and described elsewhere herein, the Audit Committee has completed its internal investigation and concluded that inventory and cost of goods sold was improperly recorded at its Oakdale, MN production facility during the fourth quarter of fiscal year 2020 and during the first six months of fiscal year 2021. The investigation identified accounting errors resulting in an understatement of cost of goods sold and an overstatement of inventory. Additional inventory accounting errors unrelated to the investigation were also identified by management during the quarter. These errors were a result of deficiencies in the Company’s internal control over financial reporting. The financial impact of the improper recording of inventory and the other accounting errors unrelated to the investigation did not result in a restatement of any audited or unaudited financial statements. The Company also filed the Second Quarter 10-Q on the date of this filing.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands; except share data)

	April 3, 2021	June 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,281	$553
Trade receivables, net of allowance for doubtful accounts of $247 and $609	112,914	86,123
Contract assets	19,435	23,753
Inventories, net	130,396	115,020
Other	19,750	17,315
Total current assets	283,776	242,764
Property, plant and equipment, net	36,622	31,764
Operating lease right-of-use assets, net	16,869	17,568
Other assets:
Deferred income tax asset	8,258	10,178
Other	1,415	2,587
Total other assets	9,673	12,765
Total assets	$346,940	$304,861
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,133	$80,204
Accrued compensation and vacation	9,361	10,428
Current portion of debt, net	1,706	7,508
Other	18,110	14,079
Total current liabilities	112,310	112,219
Long-term liabilities:
Term loans	8,771	3,258
Revolving loan	89,439	60,094
Operating lease liabilities	11,761	12,624
Deferred income tax liability	153	234
Other long-term obligations	1,046	875
Total long-term liabilities	111,170	77,085
Total liabilities	223,480	189,304
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,761 and 10,760 shares, respectively	47,121	46,946
Retained earnings	74,277	70,111
Accumulated other comprehensive income (loss)	2,062	(1,500)
Total shareholders’ equity	123,460	115,557
Total liabilities and shareholders’ equity	$346,940	$304,861
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net sales	$134,600	$111,455	$386,069	$333,462
Cost of sales	123,504	102,207	354,336	306,819
Gross profit	11,096	9,248	31,733	26,643
Research, development and engineering expenses	2,655	1,749	7,292	5,129
Selling, general and administrative expenses	5,865	5,735	16,349	15,713
Total operating expenses	8,520	7,484	23,641	20,842
Operating income	2,576	1,764	8,092	5,801
Interest expense, net	1,020	754	2,549	1,988
Income before income taxes	1,556	1,010	5,543	3,813
Income tax provision	689	100	1,377	527
Net income	$867	$910	$4,166	$3,286
Net income per share — Basic	$0.08	$0.08	$0.39	$0.31
Weighted average shares outstanding — Basic	10,760	10,760	10,760	10,760
Net income per share — Diluted	$0.08	$0.08	$0.38	$0.30
Weighted average shares outstanding — Diluted	11,429	10,885	11,040	10,813
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Comprehensive income (loss):
Net income	$867	$910	$4,166	$3,286
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	(632)	(4,836)	3,562	(5,005)
Comprehensive income (loss)	$235	$(3,926)	$7,728	$(1,719)
Other comprehensive income (loss) for the three months ended April 3, 2021 and March 28, 2020, is reflected net of tax benefit of approximately $(0.2) million and $(1.4) million, respectively. Other comprehensive income (loss) for the nine months ended April 3, 2021 and March 28, 2020, is reflected net of tax expense (benefit) of approximately $1.3 million and $(1.5) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Nine Months Ended
	April 3, 2021	March 28, 2020
Operating activities:
Net income	$4,166	$3,286
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	4,977	3,996
Amortization of interest rate swap	201	—
Amortization of deferred loan costs	64	22
Provision for obsolete inventory	458	76
Provision for warranty	65	125
Provision for doubtful accounts	91	551
Loss on disposal of assets	—	207
Share-based compensation expense	132	200
Deferred income taxes	589	(525)
Changes in operating assets and liabilities:
Trade receivables	(26,882)	(19,456)
Contract assets	4,318	4,480
Inventories	(15,834)	(13,697)
Other assets	1,858	(9,068)
Accounts payable	2,928	(1,679)
Accrued compensation and vacation	(1,067)	(57)
Other liabilities	6,252	(522)
Cash used in operating activities	(17,684)	(32,061)
Investing activities:
Purchase of property and equipment	(9,655)	(5,921)
Proceeds from sale of fixed assets	—	696
Cash receipts from deferred purchase price of factored receivables	—	4,350
Cash used in investing activities	(9,655)	(875)
Financing activities:
Payment of financing costs	(580)	(7)
Proceeds from issuance of long term debt	11,000	5,000
Interest rate swap termination fee	(925)	—
Repayments of long term debt	(11,292)	(5,236)
Borrowings under revolving credit agreement	288,892	148,303
Repayments of revolving credit agreement	(259,028)	(114,423)
Cash provided by financing activities	28,067	33,637
Net increase in cash and cash equivalents	728	701
Cash and cash equivalents, beginning of period	553	601
Cash and cash equivalents, end of period	$1,281	$1,302
Non-cash investing activities:
Beneficial interest in transferred receivables	—	(5)
Supplemental cash flow information:
Interest payments	$2,512	$1,990
Income tax payments, net of refunds	$1,468	$426
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands; except share data)

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Total shareholders’ equity, beginning balances	$123,164	$116,808	$115,557	$114,459

Common stock (shares):
Beginning balances	10,760	10,760	10,760	10,760
Exercise of stock appreciation rights	1	—	1	—
Ending balances	10,761	10,760	10,761	10,760

Common stock:
Beginning balances	$47,060	$46,821	$46,946	$46,680
Share-based compensation	18	59	132	200
Exercise of stock options	43	—	43	—
Ending balances	47,121	46,880	47,121	46,880

Retained Earnings:
Beginning balances	$73,410	$67,729	$70,111	$65,353
Net income	867	910	4,166	3,286
Ending balances	74,277	68,639	74,277	68,639

Accumulated other comprehensive income:
Beginning balances	$2,694	$2,257	$(1,500)	$2,426
Unrealized gain (loss) on hedging instruments, net	(632)	(4,836)	3,562	(5,005)
Ending balances	2,062	(2,579)	2,062	(2,579)
Total shareholders’ equity, ending balances	$123,460	$112,940	$123,460	$112,940
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarter ended April 3, 2021 was a 14 week period, whereas the quarter ended March 28, 2020 was a 13 week period. Fiscal year 2021 will end on July 3, 2021, which is a 53 week year. Fiscal year 2020 which ended on June 27, 2020, was a 52 week year.
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
3.Inventories
Total inventory as of April 3, 2021 is $130.4 million which is net of $17.0 million of reserves, customer payments, and customer deposits compared to $115.0 million which is net of $17.3 million in reserves, customer payments, and customer deposits as of June 27, 2020. Substantially all of the Company’s inventory balances are raw materials.
4.Long-Term Debt
On August 14, 2020, the Company entered into a loan agreement with Bank of America. The Loan Agreement replaces the Company’s prior amended and restated credit agreement, as amended, with Wells Fargo Bank. The Loan Agreement provides for a five-year asset-based senior secured revolving credit facility of up to $93 million, maturing on August 14, 2025. As of April 3, 2021, the Company had an outstanding balance under the asset-based revolving credit facility of $90.0 million, $0.3 million in outstanding letters of credit and $3.0 million available for future borrowings.
As of June 27, 2020, the Company had an outstanding balance under the credit facility with Wells Fargo Bank of $60.1 million, $0.4 million in outstanding letters of credit and $4.5 million available for future borrowings. The Company had an outstanding balance of $10.0 million under the term loan with Wells Fargo Bank as of June 27, 2020.
On August 14, 2020, the Company also entered into a $5.0 million equipment financing facility relating to the Company’s existing U.S. manufacturing equipment that bears interest at 4.85% and matures on August 14, 2025. Under this loan agreement, equal monthly payments of approximately $94,000 commenced on September 14, 2020 and will continue through the maturity of the equipment financing facility on August 14, 2025. As of April 3, 2021, the Company had an outstanding balance of $4.5 million. As of June 27, 2020, the Company had an outstanding balance of $0.9 million under the Wells Fargo Bank equipment term loan agreement.
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
On November 24, 2020, the Company entered into a $6.0 million equipment financing facility related to the Company’s existing manufacturing equipment that bears interest at 5.52% and matures on April 24, 2026. Under this loan agreement, equal monthly payments of $100,000 commenced on May 24, 2021 and will continue through the maturity of the equipment financing facility on April 24, 2026. As of April 3, 2021, the Company had an outstanding balance of $6.0 million.
The interest rates on outstanding debt as of April 3, 2021 range from 3.25% - 5.52% compared to 2.17% - 2.18% as of June 27, 2020.

Debt maturities as of April 3, 2021 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2021 (1)	$429
2022	2,143
2023	2,190
2024	2,239
2025	2,290
Thereafter	91,144
Total debt	$100,435
Unamortized debt issuance costs	(519)
Long-term debt, net of debt issuance costs	$99,916
    (1) Represents scheduled payments for the remaining three-month period ending July 3, 2021.
The Company must comply with certain financial covenants, including a fixed charge coverage ratio and a cash flow leverage ratio. The credit agreement requires the Company to grant certain inspection rights to Bank of America, limit or restrict the Company’s cash management; limit or restrict the ability of the Company to incur additional liens, make acquisitions or investments, incur additional indebtedness, engage in mergers, consolidations, liquidations, dissolutions, or dispositions, pay dividends or other restricted payments, prepay certain indebtedness, engage in transactions with affiliates, and use proceeds. The Company was in compliance with all financial covenants as of April 3, 2021.
5.Trade Accounts Receivable Purchase Programs
Sale Programs
The Company has utilized an Account Purchase Agreement with Wells Fargo Bank, N.A. (“WFB”) which allowed the Company to sell and assign to WFB and WFB to purchase from the Company the accounts receivable of certain Company customers in a maximum aggregate amount outstanding of $25.0 million. As of April 3, 2021, the Company had no factored receivables with WFB.
The Company did not sell any accounts receivables during the nine months ended April 3, 2021. Total accounts receivables sold during the nine months ended March 28, 2020 was approximately $38.6 million. There were no accounts receivables sold and not yet collected as of June 27, 2020. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. Cash receipts related to the deferred purchase price from receivables factored by the Company is reflected as cash provided by investing activities.
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
The Company has available approximately $8.2 million of gross federal research and development tax credits as of April 3, 2021. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of April 3, 2021, the Company has recorded $2.8 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $5.4 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act is not expected to have a material impact on the provision or timing of cash payments for income taxes. However, under the CARES Act, AMT credits not previously refunded for the 2018 tax year became refundable in the 2019 taxable year rather than in years 2019-2021, and taxpayers could elect to claim 100% of the AMT credits in the first taxable year beginning in 2018 by applying for a tentative refund claim on or before December 31, 2020. The Company made this election by applying for a tentative refund claim in the fourth quarter of fiscal year 2020. The Company is continuing to evaluate the impacts of other aspects of the CARES Act, and at this time the Company does not believe they will have a material impact on our consolidated financial position, results of operations, or cash flows.
The Company is evaluating tax law changes and regulatory guidance issued through the quarter. Such changes and regulations include guidance under Sec. 162(m), Sec. 245A, Sec. 951A, foreign tax credits, and rules relating to consolidated NOL carryback claims. The Company is still evaluating the ongoing impact of these law and regulatory changes, and does not expect them to have a material impact on its provision for income taxes.
On January 27, 2021, the Company received official notice from the Vietnamese tax authorities, confirming tax benefits awarded (the “Tax Holiday”) related to the Company’s principal product line in Vietnam. The tax rate related to this product line will be zero percent for four years beginning with fiscal year 2021, then five percent for nine years, then ten percent for one year (as opposed to the normal twenty percent each year). Consequently, Management has determined that the net operating loss in Vietnam more likely than not will result in minimal, if any, tax benefit, and the Company has recorded a valuation allowance against the entire Vietnam net operating loss deferred tax asset ($0.2 million) in the third quarter of fiscal year 2021.
7.Earnings Per Share
The following tables present a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except share and per share information)
	April 3, 2021	March 28, 2020
Net income	$867	$910
Weighted average shares outstanding—basic	10,760	10,760
Effect of dilutive common stock awards	669	125
Weighted average shares outstanding—diluted	11,429	10,885
Net income per share—basic	$0.08	$0.08
Net income per share—diluted	$0.08	$0.08
Antidilutive SARs not included in diluted earnings per share	188	720

	Nine Months Ended
	(in thousands, except share and per share information)
	April 3, 2021	March 28, 2020
Net income	$4,166	$3,286
Weighted average shares outstanding—basic	10,760	10,760
Effect of dilutive common stock awards	280	53
Weighted average shares outstanding—diluted	11,040	10,813
Net income per share—basic	$0.39	$0.31
Net income per share—diluted	$0.38	$0.30
Antidilutive SARs not included in diluted earnings per share	314	720
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
Total share-based compensation expense recognized during the three months ended April 3, 2021 and March 28, 2020 was approximately $18,000 and $59,000, respectively. Total share-based compensation expense recognized during the nine months ended April 3, 2021 and March 28, 2020 was approximately $132,000 and $200,000, respectively.
As of April 3, 2021, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.3 million. This expense is expected to be recognized over a weighted average period of 1.95 years.
During the three months ended April 3, 2021 there were 20,000 SARs exercised with an immaterial amount of intrinsic value. No SARs were exercised during the three months ended March 28, 2020. SARs exercised during the nine months ended April 3, 2021 was 20,000 with an immaterial amount of intrinsic value. No SARs were exercised during the nine months ended March 28, 2020.
9.Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $11,000 as of April 3, 2021 and $15,000 as of June 27, 2020, respectively.

10.Derivative Financial Instruments
As of April 3, 2021, the Company had outstanding foreign currency forward contracts with a total notional amount of $16.8 million. The maturity dates for these contracts extend through December 2021. For the three months ended April 3, 2021, the Company did not enter into any foreign currency forward contracts and settled $7.0 million of contracts. During the same period of the previous year, the Company entered into $23.8 million of foreign currency forward contracts and settled $6.6 million of contracts.
For the nine months ended April 3, 2021, the Company did not enter into any foreign currency forward contracts and settled $19.9 million of such contracts. During the same period of the previous year, the Company entered into $23.8 million of foreign currency forward contracts and settled $20.5 million of such contracts.
As of April 3, 2021, the aggregate notional amount of the Company’s outstanding foreign currency contracts along with their unrealized gains (losses) are expected to mature as summarized below (in thousands):

Quarter Ending	Notional Contracts in MXN	Notional Contracts in USD	Estimated Fair Value
July 3, 2021	$138,213	$6,154	$616
October 2, 2021	$146,373	$5,502	$1,595
January 1, 2022	$137,973	$5,129	$1,488
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

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of April 3, 2021 and June 27, 2020 (in thousands):

		April 3, 2021	June 27, 2020
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other current assets	$3,699	$—
Foreign currency forward contracts	Other long-term assets	$—	$1,097
Foreign currency forward contracts	Other current liabilities	$—	$(1,960)
Foreign currency forward contracts	Other long-term liabilities	$—	$(17)
Interest rate swap	Other current liabilities	$—	$(347)
Interest rate swap	Other long-term liabilities	$—	$(610)

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended April 3, 2021 and March 28, 2020, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of December 26, 2020	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of April 3, 2021
Forward contracts	Cost of sales	$3,493	$(63)	$(644)	$2,786
Interest rate swap	Interest expense	(799)	—	75	(724)
Total		$2,694	$(63)	$(569)	$2,062

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of December 28, 2019	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 28, 2020
Forward contracts	Cost of sales	$2,329	$(3,163)	$(1,077)	$(1,911)
Interest rate swap	Interest expense	(72)	(591)	(5)	(668)
Total		$2,257	$(3,754)	$(1,082)	$(2,579)
The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the nine months ended April 3, 2021 and March 28, 2020, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 27, 2020	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of April 3, 2021
Forward contracts	Cost of sales	$(759)	$3,938	$(393)	$2,786
Interest rate swap	Interest expense	(741)	(223)	240	(724)
Total		$(1,500)	$3,715	$(153)	$2,062

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 29, 2019	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 28, 2020
Forward contracts	Cost of sales	$2,424	$(1,671)	$(2,664)	$(1,911)
Interest rate swap	Interest expense	2	(662)	(8)	(668)
Total		$2,426	$(2,333)	$(2,672)	$(2,579)
As of April 3, 2021, the net amount of unrealized gain expected to be reclassified into earnings within the next 12 months is approximately $2.9 million. As of April 3, 2021, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

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
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of April 3, 2021 and June 27, 2020 (in thousands):

	April 3, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$3,699	$—	$3,699

	June 27, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$1,097	$—	$1,097
Financial Liabilities:
Interest rate swap	$—	$(957)	$—	$(957)
Foreign currency forward contracts	$—	$(1,977)	$—	$(1,977)
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at April 3, 2021 and June 27, 2020, reasonably approximate their fair value. The Company’s long-term debt, which is measured at amortized cost, primarily consists of an asset-based revolving credit facility, lease liability, and an equipment loan. These borrowings bear interest at LIBOR plus 2.5% per the loan agreement. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in Note 4.
As a result of the determinable market rates for our asset-based revolving credit facility and equipment loan, they are classified within Level 2 of the fair value hierarchy. Further, the carrying value of each of these instruments reasonably approximates their fair value as of April 3, 2021 and June 27, 2020.
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
During the first nine months of fiscal year 2021, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional. The following table summarizes the activity in the Company’s contract assets during the nine months ended April 3, 2021 (in thousands):

Contract Assets
Beginning balance, June 27, 2020	$23,753
Revenue recognized	379,494
Amounts collected or invoiced	(383,812)
Ending balance, April 3, 2021	$19,435
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three and nine months ended April 3, 2021 and March 28, 2020 (in thousands):

	Revenue
Recognition	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Over-Time	$133,124	$110,048	$379,494	$329,192
Point-in-Time	1,476	1,407	6,575	4,270
Total	$134,600	$111,455	$386,069	$333,462

13.Leases
The Company has several commitments under operating leases for warehouses, manufacturing facilities, office buildings, and equipment with initial terms that expire at various dates during the next 1 year to 10 years.
The components of lease cost for the three and nine months ended April 3, 2021 were (in thousands):

Lease cost	Classification	Three Months Ended	Nine Months Ended
Operating lease cost	Cost of sales	$1,286	$3,587
Operating lease cost	Selling, general and administrative expenses	324	995
Total lease cost		$1,610	$4,582

Amounts reported in the Consolidated Balance Sheet as of April 3, 2021 were (in thousands, except weighted average lease term and discount rate):

April 3, 2021
Operating Leases:
Operating lease right of use assets	$16,869
Operating lease liabilities (1)	16,701

Weighted-average remaining lease term (in years)
Operating leases	5.95

Weighted-average discount rate
Operating leases	4.05%
(1) The current portion of the total operating lease liabilities of $4.9 million is classified under Other Current Liabilities, resulting in $11.8 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
Other information related to leases was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	April 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$803	$3,187
Future lease payments under non-cancellable leases as of April 3, 2021 are as follows (in thousands):

Fiscal Years Ending	Operating Leases
2021 (1)	$1,222
2022	4,225
2023	3,140
2024	2,526
2025	2,427
Thereafter	5,990
Total undiscounted lease payments	19,530
Less: present value discount	(2,829)
Total lease liabilities	$16,701

(1) Represents estimated lease payments for the remaining three-month period ending July 3, 2021.

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
Executive Summary
For the third quarter of fiscal year 2021, the Company reported total revenue of $134.6 million, up 20.8% from $111.5 million in the same period of fiscal year 2020. The revenue increase during the third quarter of fiscal year 2021, was due to increased demand for new and existing customer programs. At the same time, the Company’s revenue continued to be constrained by component supply issues.
The concentration of our top three customers’ net sales increased to 37.9 percent of total sales in the third quarter of fiscal year 2021 from 34.7 percent in the same period of the prior fiscal year.
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
Gross profit as a percent of net sales was 8.2 percent for the third quarter of fiscal year 2021 as compared to 8.3 percent for the same quarter of the prior fiscal year. The slight decrease in gross profit as a percentage of net sales was primarily a result of supply chain constraints, a temporary four-day closure of our Mexico facilities during a late winter storm that caused power disruptions in the region, and continued but lessening expenses related to COVID-19.
Operating income as a percentage of net sales was 1.9 percent for the third quarter of fiscal year 2021 compared to 1.6 percent of operating income as a percentage of net sales for the third quarter of fiscal year 2020. The increase in operating income as a percentage of net sales was primarily driven by the increase in revenue.

Net income for the third quarter of fiscal year 2021 was $0.9 million or $0.08 per diluted share, as compared to net income of $0.9 million or $0.08 per diluted share for the third quarter of fiscal year 2020. Net income in the third quarter of 2021 was impacted by supply chain constraints, legal expenses related to the previously disclosed internal investigation, a temporary four-day closure of our Mexico facilities during a late winter storm that caused power disruptions in the region, and continued but lessening expenses related to COVID-19. During the quarter, the Company also performed a true up of federal research and development tax credits resulting in an increase to the Company’s tax provision of approximately $0.03 per diluted share.
Moving into the fourth quarter of fiscal 2021, the COVID-19 crisis continues to present macroeconomic uncertainty and multiple business challenges, but we continue to see the favorable trend of contract manufacturing returning to North America. We remain focused on protecting the health of all of our employees by adhering to current health guidelines, as well as increasing retention of available employees. We expect continued strong revenue growth in the fourth quarter and continue to invest in new capacity to prepare for long-term growth.
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
From time to time, we have experienced shortages of some of the electronic components that we use. These shortages can result from strong demand for those components or from problems experienced by suppliers, such as shortages of raw materials. We have also experienced, and may continue to experience, such shortages due to the effects of the COVID-19 pandemic. These unanticipated component shortages have resulted and could continue to result in curtailed production or delays in production, which may prevent us from making scheduled shipments to customers. Our inability to make scheduled shipments could cause us to experience a reduction in sales, increase in inventory levels and costs, and could adversely affect our operating results. We are carefully monitoring potential supply chain disruptions due to ongoing tightness in the overall component environment and are working to mitigate supply chain constraint risks.
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
We maintain a strong balance sheet with a current ratio of 2.5 and a debt to equity ratio of 0.8 as of April 3, 2021. Total cash used in operating activities as defined on our cash flow statement was $17.7 million for the nine months ended April 3, 2021. We maintain sufficient liquidity for our expected future operations and had $90.0 million in borrowings on our revolving credit facility of which $3.0 million remained available at April 3, 2021.

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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended April 3, 2021 with the Three Months Ended March 28, 2020
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended April 3, 2021 as compared to the three months ended March 28, 2020. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	April 3, 2021	% of net sales	March 28, 2020	% of net sales	$ change	% point change
Net sales	$134,600	100.0%	$111,455	100.0%	$23,145	—%
Cost of sales	123,504	91.8%	102,207	91.7%	21,297	0.1%
Gross profit	11,096	8.2%	9,248	8.3%	1,848	(0.1)%
Research, development and engineering	2,655	2.0%	1,749	1.6%	906	0.4%
Selling, general and administrative	5,865	4.4%	5,735	5.1%	130	(0.7)%
Total operating expenses	8,520	6.4%	7,484	6.7%	1,036	(0.3)%
Operating income	2,576	1.9%	1,764	1.6%	812	0.3%
Interest expense, net	1,020	0.8%	754	0.7%	266	0.1%
Income before income taxes	1,556	1.2%	1,010	0.9%	546	0.3%
Income tax provision	689	0.5%	100	0.1%	589	0.4%
Net income	$867	0.6%	$910	0.8%	$(43)	(0.2)%
Effective income tax rate	44.3%		9.9%
Net Sales
Net sales of $134.6 million for the third quarter of fiscal year 2021 increased by 20.8 percent as compared to net sales of $111.5 million for the third quarter of fiscal year 2020.
The $23.1 million increase in net sales from the prior year period was driven by an increase in new program wins and demand for current programs. However, partially offsetting the increase in revenue during the third quarter of fiscal year 2021, the Company’s revenue was constrained by tightening worldwide supply chain and transportation and logistics issues which delayed the arrival of key components, causing factory downtime.
Gross Profit
Gross profit as a percentage of net sales for the three months ended April 3, 2021 was 8.2 percent compared to 8.3 percent for the three months ended March 28, 2020. This 0.1 percentage point decrease was primarily a result of supply chain constraints, a temporary four-day closure of our Mexico facilities during a late winter storm that caused power disruptions in the region, and continued but lessening expenses related to COVID-19.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded a provision of approximately $12,000 and $35,000 for obsolete inventory during the three months ended April 3, 2021 and March 28, 2020, respectively. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $2.7 million during the three months ended April 3, 2021 and $1.7 million during the three months ended March 28, 2020, respectively. The increase in RD&E expenses relate to an increase in engineering payroll expenses. Total RD&E expenses as a percent of net sales were 2.0 percent during the three months ended April 3, 2021 and 1.6 percent during the three months ended March 28, 2020.
Total selling, general and administrative (SG&A) expenses were $5.9 million during the three months ended April 3, 2021 compared to $5.7 million for the three months ended March 28, 2020. The increase in SG&A expenses relate to an increase in legal expenses related to the previously disclosed internal investigation partially offset by the favorable impact of reduced travel related expenses due to the COVID-19 pandemic. Total SG&A expenses as a percentage of net sales were 4.4 percent for the three months ended April 3, 2021 and 5.1 percent for the three months ended March 28, 2020.
Interest
Interest expense was $1.0 million during the three months ended April 3, 2021 and $0.8 million during the three months ended March 28, 2020. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit and increased interest rates.
Income Taxes
The effective tax rate for the three months ended April 3, 2021 was 44.3 percent compared to 9.9 percent for the three months ended March 28, 2020. The increase was primarily due to the recording of a valuation allowance against Vietnam’s net operating loss deferred tax asset and a true up of federal research and development tax credits in the third quarter of fiscal year 2021. For further information on taxes see Note 6 of the “Notes to Consolidated Financial Statements.”
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
RESULTS OF OPERATIONS
Comparison of the Nine Months Ended April 3, 2021 with the Nine Months Ended March 28, 2020
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the nine months ended April 3, 2021 as compared to the nine months ended March 28, 2020. It is provided to assist in assessing differences in our overall performance (in thousands):

	Nine Months Ended
	April 3, 2021	% of net sales	March 28, 2020	% of net sales	$ change	% point change
Net sales	$386,069	100.0%	$333,462	100.0%	$52,607	—%
Cost of sales	354,336	91.8%	306,819	92.0%	47,517	(0.2)%
Gross profit	31,733	8.2%	26,643	8.0%	5,090	0.2%
Research, development and engineering	7,292	1.8%	5,129	1.5%	2,163	0.3%
Selling, general and administrative	16,349	4.0%	15,713	4.7%	636	(0.7)%
Total operating expenses	23,641	5.8%	20,842	6.2%	2,799	(0.4)%
Operating income	8,092	2.1%	5,801	1.7%	2,291	0.4%
Interest expense, net	2,549	0.7%	1,988	0.6%	561	0.1%
Income before income taxes	5,543	1.4%	3,813	1.1%	1,730	0.3%
Income tax provision	1,377	0.4%	527	0.2%	850	0.2%
Net income	$4,166	1.1%	$3,286	1.0%	$880	0.1%
Effective income tax rate	24.8%		13.8%

Net Sales
Net sales of $386.1 million for the nine months ended April 3, 2021 increased by 15.8 percent as compared to net sales of $333.5 million for the nine months ended March 28, 2020.
The $52.6 million increase in net sales from the prior year period was due to the successful ramp of new customer programs and increased demand from existing customers. At the same time, the Company’s revenue was constrained by government- imposed shutdowns and labor shortages at its facilities in Juarez due to the COVID-19 pandemic and associated public health measures, as well as tightening worldwide supply chain and transportation and logistics issues which delayed the arrival of key components.
Gross Profit
Gross profit as a percentage of net sales for the nine months ended April 3, 2021 was 8.2 percent compared to 8.0 percent for the nine months ended March 28, 2020. This 0.2 percentage point increase is primarily related to streamlining efforts in the Company’s Juarez facilities partially offset by supply chain constraints, a temporary four-day closure of our Mexico facilities during a late winter storm that caused power disruptions in the region, and continued but lessening expenses related to COVID-19. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded a provision of approximately $458,000 and $76,000 for obsolete inventory during the nine months ended April 3, 2021 and nine months ended March 28, 2020, respectively. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $7.3 million and $5.1 million during the nine months ended April 3, 2021 and nine months ended March 28, 2020, respectively. The increase in RD&E expenses relate to an increase in engineering payroll expenses. Total RD&E expenses as a percent of net sales were 1.8 percent during the nine months ended April 3, 2021 and 1.5 percent during the nine months ended March 28, 2020.
Total selling, general and administrative (SG&A) expenses were $16.3 million during the nine months ended April 3, 2021 compare to $15.7 million for the nine months ended March 28, 2020. The increase in SG&A expenses relate to an increase in employee related expenses offset by the favorable impact of reduced travel related expenses due to the COVID-19 pandemic. Total SG&A expenses as a percentage of net sales were 4.0 percent during the nine months ended April 3, 2021 compared to 4.7 percent during the nine months ended March 28, 2020.
Interest
Interest expense was $2.5 million during the nine months ended April 3, 2021 compared to $2.0 million during the nine months ended March 28, 2020. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit and increased interest rates.
Income Taxes
The effective tax rate for the nine months ended April 3, 2021 was 24.8% compared to 13.8% for the same period in fiscal year 2020. The effective tax rate increased from the prior year primarily due to the recording of a valuation allowance against Vietnam’s net operating loss deferred tax asset and a true up of federal research and development tax credits in the third quarter of fiscal year 2021. For further information on taxes see Note 6 of the “Notes to Consolidated Financial Statements.”
Our judgments regarding deferred tax assets and liabilities may change due to changes in market conditions, changes in estimates, changes in tax laws or other factors. If assumptions and estimates change in the future the deferred tax assets and liability will be adjusted accordingly and any increase or decrease will result in an additional deferred income tax expense or benefit in subsequent periods. Considering the economic impacts of the COVID-19 crisis, management assessed the realizability of all deferred tax assets at April 3, 2021, and determined that it is more likely than not that the deferred tax assets will be realized, other than the Vietnam net operating loss carryover. Due to the Tax Holiday, we believe our income in Vietnam will be subjected to a zero rate and ineligible to use against the net operating loss carryovers. Therefore, we have established a valuation allowance against the full amount of the Vietnam net operating loss carryover at April 3, 2021. For further information, see Note 6 of the “Notes to Consolidated Financial Statements.”

BACKLOG
On April 3, 2021, we had an order backlog of approximately $236.6 million. This compares with a backlog of approximately $208.1 million on March 28, 2020. The increase in order backlog was related to the Company’s increases in demand from programs for home-consumer products, healthcare and home exercise equipment. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash used in operating activities for the nine months ended April 3, 2021 was $17.7 million, compared to $32.1 million during the same period of the prior fiscal year.
The $17.7 million of net cash used in operating activities for the nine months ended April 3, 2021 is primarily related to $4.2 million in net income for the period adjusted for $5.0 million of depreciation and amortization, a $26.9 million increase in accounts receivable, a $15.8 million increase in inventory, a $1.1 million decrease in accrued compensation and vacation partially offset by a $2.9 million increase in accounts payable, and a $4.3 million decrease in contract assets.
The $32.1 million of net cash used in operating activities for the nine months ended March 28, 2020 is primarily related to $3.3 million in net income for the period adjusted for $4.0 million of depreciation and amortization, a $4.5 million decrease in contract assets, offset by a $13.7 million increase in inventory, a $19.5 million increase in accounts receivable and $1.7 million decrease in accounts payable. The $19.5 million increase in accounts receivable is a direct result of the Company not factoring receivables during the third quarter fiscal year 2020.
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections that occurred during the quarter. While overall net sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our trade accounts receivable purchase programs. During the nine months ended April 3, 2021, the Company did not factor any accounts receivable. During the nine months ended March 28, 2020, we factored accounts receivable of $38.6 million, which were removed from our Consolidated Balance Sheets. The $38.6 million year over year decrease in factored receivables is a direct result of the Company not factoring receivables during the first nine months of fiscal year 2021. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, negotiated supplier terms and taking advantage of early pay discounts.
Investing Cash Flow
Cash used in investing activities was $9.7 million during the nine months ended April 3, 2021 as compared to $0.9 million during the nine months ended March 28, 2020. Our primary investing activity during the nine months ended April 3, 2021 and March 28, 2020, was purchasing equipment to support increased production levels for new programs.
Leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan.
Financing Cash Flow
Cash provided by financing activities was $28.1 million during the nine months ended April 3, 2021 as compared to $33.6 million in the same period of the previous fiscal year. Our primary financing activities during the nine months ended April 3, 2021 and nine months ended March 28, 2020, were borrowings and repayments under our revolving line of credit facility and term loans.
As of April 3, 2021, approximately $3.0 million was available under the asset-based revolving credit facility.

Our cash requirements are affected by the level of current operations and new programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. The Company further notes projected cash from operations from increased demand from certain customers will be partially offset by an anticipated slowdown in collections from other customers and increasing inventory levels in efforts to mitigate supply chain constraint risks. As of April 3, 2021, we had approximately $1.3 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of April 3, 2021 would approximate $13,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in Note 6 of the “Notes to Consolidated Financial Statements.”
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
We operate in a highly competitive industry; if we are not able to compete effectively in the contract manufacturing industry, our business could be adversely affected.
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

Our stock price is volatile.
Holders of the common stock will suffer immediate dilution to the extent outstanding equity awards are exercised to purchase common stock. Our stock price may be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to us such as our stock's thinly traded nature, variations in quarterly operating results or changes in earnings estimates, or to factors relating to the contract manufacturing industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.
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
We have identified a material weakness in our internal control over financial reporting and have concluded that our disclosure controls and procedures were not effective as of April 3, 2021. If we fail to properly remediate these or any future deficiencies or material weaknesses or to maintain proper and effective internal controls, our business and financial condition could be materially adversely impacted.
As described in Item 4, “Controls and Procedures,” of this Quarterly Report on Form 10-Q, we have concluded that our disclosure controls and procedures were not effective as of April 3, 2021, due to the existence of a material weakness in our internal control over financial reporting. While we have undertaken remediation efforts to address the identified deficiencies, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities. In doing so, we will continue to incur expenses and expend management time on compliance-related issues.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with LIBOR rates. There was outstanding $90.0 million in borrowings under our asset-based senior secured revolving credit facility and $10.5 million outstanding on our equipment financing facilities as of April 3, 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was $16.8 million of foreign currency forward contracts outstanding as of April 3, 2021. The fair value of these contracts was $3.7 million. See Note 10 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
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
Based on our assessment, we believe that as of April 3, 2021, the Company’s disclosure controls and procedures were not effective as a result of the material weakness in internal control over financial reporting discussed herein. Notwithstanding the material weakness as of April 3, 2021, management has concluded that our condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, and in conformity with U.S. GAAP our financial position, results of operations and cash flows for the periods presented.
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
Changes in Internal Control over Financial Reporting
Except for the remediation actions with respect to the material weakness described above, there have been no significant changes in our internal controls over financial reporting during the three months ended April 3, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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
There are no material changes to the risk factors set forth in Part I Item 1A in the Company’s Annual Report on Form 10-K for the year ended June 27, 2020, other than the addition of two new risk factors entitled “We have identified a material weakness in our internal control over financial reporting and have concluded that our disclosure controls and procedures were not effective as of April 3, 2021. If we fail to properly remediate these or any future deficiencies or material weaknesses or to maintain proper and effective internal controls, our business and financial condition could be materially adversely impacted ” and “Matters relating to or arising from the Audit Committee’s internal investigation, including expenses and diversion of personnel and resources, regulatory investigations and proceedings and litigation matters, could have an adverse effect on our business, results of operations and financial condition.”

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