Form 10-K
period 2021-07-03
KEY TRONIC CORP
filed 2021-09-16
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-K
 ____________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JULY 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of December 24, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $78.7 million based on the closing price as reported on the NASDAQ.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,761,871 shares of common stock were outstanding as of September 9, 2021.
 ____________________________________________________________
Documents Incorporated by Reference:
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant’s 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

KEY TRONIC CORPORATION
2021 FORM 10-K

FORWARD-LOOKING STATEMENTS
References in this report to “the Company,” “Key Tronic,” “we,” “our,” or “us” mean Key Tronic Corporation together with its subsidiaries, except where the context otherwise requires.
This Annual Report on Form 10-K contains forward-looking statements in addition to historical information. Forward-looking statements include, but are not limited to those including such words as aims, anticipates, believes, continues, could, estimates, expects, hopes, intends, plans, predicts, projects, targets, or will, similar verbs, or nouns corresponding to such verbs, which may be forward looking. Forward-looking statements also include other passages that are relevant to expected future events, performances, and actions or that can only be fully evaluated by events that will occur in the future. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to those outlined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks and Uncertainties that May Affect Future Results” and in “Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so. Readers should carefully review the risk factors described in periodic reports the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
PART I

Item 1.	BUSINESS
Background
Key Tronic Corporation was organized in 1969, as a Washington corporation that locally manufactured computer keyboards. The ability to design, build and deliver a quality product led us to become a leading independent manufacturer of keyboards for computers in the United States. Our fully integrated design, tooling, and automated manufacturing capabilities enabled us to rapidly respond to customers’ needs for keyboards in production quantities worldwide. We supported our sales growth through the development and purchase of international manufacturing facilities. As the computer keyboard market matured with increasing competition from other international providers, we determined that our business could no longer solely rely on keyboard sales.
After assessing market conditions and our strengths and capabilities, we shifted our focus from keyboard manufacturing to contract manufacturing for a wide range of products. Our unique strategic attributes are based on our core strengths of innovative design and engineering expertise in electronics, mechanical engineering, sheet metal fabrication and stamping, and precision plastics combined with high-quality, low cost production, and assembly on an international basis while providing exceptional customer service. These strengths have made our company a strong competitor in the contract manufacturing market.
Our Industry and Strategy
The expansion of the contract manufacturing industry and our acquisitions have allowed us to continue to expand our customer base and the industries that we serve. The increase in new programs represents a growing portion of our revenue and a promising foundation for our future. In keeping with our long-term strategic objectives, we have been successfully building a more diversified customer portfolio, spanning a wider range of industries. We currently offer our customers the following services: integrated electronic and mechanical engineering, precision plastic molding, sheet metal fabrication, printed circuit board (PCB) and complete product assembly, component selection, sourcing and procurement, worldwide logistics, and new product testing and production all at competitive pricing due to our global footprint. We differentiate ourselves from others our size and larger in the contract manufacturing industry by providing vertical integration, a flexible and responsive approach to our customer’s changing supply demand, and complete design engineering support.
We believe that we are well positioned in the contract manufacturing industry to continue the expansion of our customer base and achieve long-term growth. Our unique blend of multinational facilities, vertical integration, centralized management, and core strengths continue to support our growth and our customers’ needs. We continue to focus on controlling operating expenses and leveraging the synergistic capabilities of our world-class facilities in the United States, Mexico, China and Vietnam. This international production capability provides our customers with the benefits of improved supply-chain management, reduced inventory, lower labor costs, lower transportation costs, and reduced product fulfillment time. Given our competitive advantages and the growing pressure for new potential customers to move forward with their outsourcing strategies, we feel that we are strongly positioned to win new business in coming periods and grow our revenue and profits.

The contract manufacturing industry is intensely competitive. Although our customer base is growing, we still have less than 1% of the potential global market and our revenue can fluctuate significantly due to reliance on a concentrated base of customers. We are planning for new customer growth in the coming quarters by seeking to secure new programs with new and existing customers, increase our worldwide manufacturing capacity, leverage further our design engineering capabilities and continue to improve our manufacturing and procurement processes and capabilities. Ongoing challenges that we face include but are not limited to the following: continuing to win programs from new and existing customers, balancing capital employed, production capacity and key personnel in support of new customer programs, improving operating efficiencies, controlling costs while developing competitive pricing strategies, and successfully transitioning new program wins to full production.
Customers and Marketing
We provide a mix of manufacturing services for outsourced Original Equipment Manufacturing (OEM) products. We provide the following services: product design, surface mount technologies (SMT) and pin through hole capability for printed circuit board assembly, tool making, precision plastic molding, sheet metal fabrication and painting, liquid injection molding, complex assembly, automated tape winding, prototype design and full product assembly.
Sales of the majority of our products have not historically been seasonal in nature, but may be seasonal in the future if there are changes in the types of products manufactured. Sales can, however, fluctuate significantly between quarters from changes in customers and customer demand due to the concentration of sales generated by our largest customers.
For the fiscal years 2021, 2020 and 2019, the five largest customers in each year accounted for 40%, 40% and 41% of combined total net sales, respectively. We continue to diversify our customer base by adding additional programs and customers. We expect net sales to our five largest customers as a percentage of total net sales to approximate current levels going forward.
The following table represents the only customer that represented 10% or more of total net sales during the last three fiscal years:

	Percentage of Net Sales by Fiscal Year
	2021	2020	2019
Customer A	24%	18%	17%
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
We market our products and services primarily through our direct sales department which is comprised of strategically located field sales people and distributors. We also maintain relationships with several independent sales organizations to assist in marketing our product lines.
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
Research, Development, and Engineering
As part of our long-term strategy, we are committed to supporting our customers by providing research, development, and engineering services. We have seen an increase in the success of providing design support on existing and potential customers in differentiating ourselves. We believe these services allow us to facilitate in optimizing new product designs, and the production processes of our customers’ programs.
Research, development, and engineering (RD&E) expenses consist principally of employee related costs, third party development costs, program materials costs, depreciation, and allocated information technology and facilities costs.
Competition
The market for the products and services we provide is highly competitive. There are numerous competitors in the contract manufacturing industry, many of which have substantially more resources and are more geographically diverse than we are. Some of our competitors have similar international production capabilities, large financial resources and some have substantially greater manufacturing, research and development, and marketing resources. There is also competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing their products internally versus the advantages of outsourcing. We believe that we can currently compete favorably in these areas primarily on the basis of our international footprint, responsiveness, creativity, vertical production capability, quality, and cost.
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
As of July 3, 2021 we had 5,450 full-time employees compared to 5,741 on June 27, 2020, and 4,067 on June 29, 2019. Since we can have significant fluctuations in product demand, we seek to maintain flexibility in our workforce by utilizing skilled temporary labor in some of our manufacturing facilities in addition to full-time employees.
Backlog
On July 31, 2021 our order backlog was valued at approximately $303.2 million, compared to approximately $215.3 million on July 25, 2020. The amount of backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue. Due to the relationships with our customers, we will occasionally allow orders to be canceled or rescheduled and as a result it is not a meaningful indicator of future financial results. If there are canceled or rescheduled orders, we typically negotiate fees to cover the costs we have incurred. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next twelve months, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.
Foreign Markets
Information concerning net sales and long-lived assets (property, plant, and equipment) by geographic areas is set forth in Note 12, “Enterprise-Wide Disclosures” of the consolidated financial statements of this Annual Report on Form 10-K and that information is incorporated herein.
Governmental Regulation
Our operations are subject to certain foreign, federal, state and local regulations relating to, among others, environmental, waste management, labor and health and safety matters. We have implemented processes and procedures to help ensure that our operations are in substantial compliance with all applicable regulations. However, material costs and liabilities may arise from these requirements or from new or modified requirements, which could have a material adverse effect on our business and results of operations.

Executive Officers of the Registrant
The table below sets forth the name, current age and current position of our executive officers and other significant employees:

Name	Age	Positions Held
Executive Officers
Craig D. Gates	62	President and Chief Executive Officer
Brett R. Larsen	48	Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Philip S. Hochberg	59	Executive Vice President of Business Development
Duane D. Mackleit	53	Executive Vice President of Operations
David H. Knaggs	40	Executive Vice President of Quality and Information Systems
Chad T. Orebaugh	50	Vice President of Engineering
Thomas Despres	59	Vice President of Southwest Operations
Mark Courtney	55	Vice President of Supply Chain
Executive Officers
CRAIG D. GATES – President and Chief Executive Officer
Mr. Gates, age 62, has been President and Chief Executive officer of the Company since April 2009. Previously, he was Executive Vice President and General Manager from August 2002 to April 2009. He served as Executive Vice President of Marketing, Engineering and Sales from July 1997 to August 2002 and served as Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. From 1982 to 1991 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Masters in Business Administration from the University of Illinois, Urbana.
BRETT R. LARSEN – Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Mr. Larsen, age 48, has served as Executive Vice President of Administration, Chief Financial Officer, and Treasurer since July 2015. Previously, he was Vice President of Finance and Controller from February 2010 to July 2015. He was Chief Financial Officer of FLSmidth Spokane, Inc. from December 2008 to February 2010. From October 2005 through November 2008, Mr. Larsen served as Controller of Key Tronic Corporation. From May 2004 to October 2005, Mr. Larsen served as Manager of Financial Reporting of Key Tronic Corporation. From 2002 to May 2004, Mr. Larsen was an audit manager for the public accounting firm BDO USA, LLP. He also held various auditing and supervisory positions with Grant Thornton LLP from 1997 to 2002. Mr. Larsen has a Bachelor of Science degree in Accounting and a Masters degree in Accounting from Brigham Young University and is a Certified Public Accountant.
PHILIP S. HOCHBERG – Executive Vice President of Business Development
Mr. Hochberg, age 59, has been Executive Vice President of Business Development since July 2012. Prior to this, Mr. Hochberg served as Vice President of Business Development from October 2009 through June 2012. He was Director of Business Development and Program Management from July 2008 to October 2009. Mr. Hochberg served as Director of Business Development from October 2004 to July 2008 and as Director of EMS Sales and Marketing from July 2000 to October 2004. Prior to joining Key Tronic, Mr. Hochberg worked for Quinton Instrument Company as their Director of Marketing and Product Management from 1992 to 2000. From 1988 to 1992, he was employed by SpaceLabs Medical as their Business Development Marketing Manager. Mr. Hochberg has an MBA from the University of British Columbia, a BA in Psychology, with a minor in Business from Washington University in St. Louis.

DUANE D. MACKLEIT – Executive Vice President of Operations
Mr. Mackleit, age 53, has been Executive Vice President of Operations since December 2019. Prior to this, Mr. Mackleit served as Vice President of Program Management since July 2012. He served as Director of Program Management from July 2008 through June 2012. From May 2006 to July 2008 he served as Principal Program Manager. Prior to that, he served as Program Manager from March 2002 to May 2006 and Associate Program Manager from August 2000 to March 2002. Mr. Mackleit has also held several other positions with Key Tronic Corporation. Mr. Mackleit has an AA in Business from Spokane Falls Community College and a BA in Business/Marketing from Eastern Washington University. He also holds a MBA from Gonzaga University.
DAVID H. KNAGGS – Executive Vice President of Quality, Regulatory Affairs and Information Systems
Mr. Knaggs, age 40, has been Executive Vice President of Quality and Information Systems since May 2021. Previously, he was Vice President of Quality and Regulatory Affairs from November 2017 to May 2021. He was Vice President of Quality since October 2016. Before joining Key Tronic, Mr. Knaggs worked at Telect, Inc. from 2008 to 2016 as their Director of Engineering. Prior to that, he worked at Isothermal Systems Research as Lead Systems Engineer from 2003 to 2008. He has a Bachelor of Science degree in Mechanical Engineering with a minor in mathematics from the University of Washington.
CHAD T. OREBAUGH – Vice President of Engineering
Mr. Orebaugh, age 50, has been Vice President of Engineering since April 2017. Prior to this, Mr. Orebaugh served as Director of Engineering since May 2013. From April 2010 to May 2013, he served as Manager of Engineering. From January 2000 to April 2010 he served as Lead Mechanical Engineer. Prior to that, he served as Mechanical Engineer from October 1998 to January 2000 and Associate Mechanical Engineer since October 1997. Mr. Orebaugh holds a BA in Mechanical Engineering from Gonzaga University.
THOMAS DESPRES – Vice President of Southwest Operations
Thomas Despres, age 59, has been Vice President of Southwest Operations since November 2017. Prior to joining Key Tronic, Mr. Despres worked for Gates Corporation as Plant General Manager from July 2017 to November 2017. From 2016 to 2017, he was self-employed and from 2012 to 2016 he was employed by Flextronics as Vice President Global Account Management. He has an MBA from Campbell University, and a BBA, Production Management from Ohio University in Athens.
MARK COURTNEY – Vice President of Supply Chain
Mark Courtney, age 55, has been Vice President of Supply Chain of the company since August 2019. Previously, he served as Purchasing Manager and Director of North American Purchasing from September 2015 to August 2019, and as Supply Chain Manager, ERP and Business Operations Manager for Amphenol Telect from August 2007 to September 2015. From March 2006 to August 2007, he served as Senior Buyer/Planner for Honeywell Specialty Materials and from June 2005 to March 2006 as Purchasing Manager for MRV Communications. From May 2000 to June 2005, he served as a Field and Inside Sales Associate for Arrow Electronics and from October 1991 to May 2000 held various positions at Alesis.
Available Information
Our principal executive offices are located at 4424 North Sullivan Road, Spokane Valley, Washington 99216, and our telephone number is (509) 928-8000. Our website is located at http://www.keytronic.com where filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or current reports on Form 8-K are available free of charge after they have been filed with the Securities and Exchange Commission. The information presented on our website currently and in the future is not considered to be part of this document or any document incorporated by reference in this document.
In addition, the SEC maintains an Internet site (at www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
RISKS RELATED TO OUR BUSINESS AND STRATEGY
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
Adverse macroeconomic conditions as a result of COVID-19 have and may continue to affect our business. The conditions affect the Company’s ability to predict and plan for future supply chain disruptions, fluctuations in customer demand and costs, and the ability to operate as there is uncertainty over future temporary closures.
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
We are dependent on many suppliers, including sole source suppliers, to provide key components and raw materials used in manufacturing customers’ products. We have seen supply shortages in certain electronic components. In addition, our suppliers' facilities may also experience earthquakes, tsunamis and other natural disasters which may cause a shortage of components. This can result in longer lead times and the inability to meet our customers request for flexible production and extended shipment dates. If demand for components outpaces supply, capacity delays could affect future operations. Delays in deliveries from suppliers or the inability to obtain sufficient quantities of components and raw materials have and may continue to cause delays or reductions in shipment of products to our customers which could adversely affect our operating results and damage customer relationships.
Key Tronic continues to work closely with its employees and key suppliers to ascertain delays attributable to the COVID-19 pandemic. Delays in production and extended transit times of critical parts have and may continue to cause a shortage of components.
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
We are subject to a variety of domestic and foreign environmental regulations relating to the use, storage, and disposal of materials used in our manufacturing processes. In addition, increasing governmental focus on climate change may result in new environmental regulations that may negatively affect us, our vendors or our customers. As a result, we may incur additional costs or obligations in complying with any new environmental and reporting requirements, as well as increased indirect costs resulting from our vendors or customers that get passed on to us.
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
TECHNOLOGY RISKS
Our operations are subject to cyberattacks that could have a material adverse effect on our business.
We are increasingly dependent on digital technologies and services to conduct our operations. We use these technologies for internal purposes, including data storage, processing and transmissions, as well as in our interactions with vendors and customers. Digital technologies and services are subject to the risk of cybersecurity incidents and some incidents can remain undetected for a period of time.
We routinely monitor our systems for cyber threats and have processes in place to detect and remediate vulnerabilities. Nevertheless, we have experienced attempted security breaches, such as phishing emails and other targeted attacks. We expect that our operations will continue to be subject to cyber threats, and any future cybersecurity incident could significantly disrupt our operations.

Cybersecurity incidents could also result in the misappropriation of proprietary or confidential information of the Company or that of its customers, employees, vendors or customers. We expect to incur costs in the future to mitigate against cybersecurity incidents as threats are expected to continue to become more persistent and sophisticated. If our systems for protecting against cybersecurity incidents prove not to be sufficient, we could be adversely affected by, among other things, loss of or damage to intellectual property, proprietary or confidential information, or employee, vendor or customer data; interruption of our business operations; and increased costs to prevent, respond to or mitigate cybersecurity incidents. These risks could harm our reputation and our relationships with employees, vendors and customers and may result in claims or enforcement actions and investigations against us.
Disruptions to our information systems, including losses of data or outages, could adversely affect our operations.
We rely on information technology networks and systems to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for a variety of functions, including worldwide financial reporting, inventory management, procurement, invoicing and email communications. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. If we or our vendors are unable to prevent such outages, our operations could be disrupted.
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
RISKS RELATED TO CAPITAL AND FINANCING
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
In addition, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021, though the ICE Benchmark Administration, the administrator of LIBOR, announced that it would consider ceasing the publication of the one-week and two-month U.S. dollar LIBOR settings at the end of 2021 and phase out the remaining U.S. dollar LIBOR settings by June 30, 2023. The transition from LIBOR to a new replacement benchmark is uncertain at this time and the consequences of such developments cannot be entirely predicted but could result in an increase in the cost of our borrowings, which could adversely affect our financial condition.

Our stock price is volatile.
Our stock price has and may continue to be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to us such as our stock's thinly traded nature, variations in quarterly operating results, changes in earnings estimates, or the Audit Committee's internal investigation, or to factors relating to the contract manufacturing industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. In addition, holders of our common stock will suffer immediate dilution to the extent outstanding equity awards are exercised to purchase common stock.
RISKS RELATED TO OUR CONTROLS AND PROCEDURES AND THE INTERNAL INVESTIGATION
We identified a material weakness in our internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of December 26, 2020 and April 3, 2021. If we fail to properly remediate any future deficiencies or material weaknesses or to maintain proper and effective internal controls, our business and financial condition could be materially adversely impacted.
As described in Item 9a, “Controls and Procedures,” of this Annual Report on Form 10-K, we concluded that our disclosure controls and procedures were not effective as of December 26, 2020 and April 3, 2021, due to the existence of a material weakness in our internal control over financial reporting. While we have undertaken remediation efforts to address the identified deficiencies and have concluded that the material weakness was remediated as of July 3, 2021, we cannot provide assurance that we will be able to conclude that our controls will be effective in the future. We also cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities. In doing so, we will continue to incur expenses and expend management time on compliance-related issues.
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
Matters relating to or arising from the subject of the Audit Committee’s internal investigation, including expenses and diversion of personnel and resources, regulatory investigations, and proceedings and litigation matters, could have an adverse effect on our business, results of operations and financial condition.
We have incurred, and may continue to incur, significant expenses related to legal, accounting and other professional services in connection with matters relating to or arising from the subject of the Audit Committee’s internal investigation. As described in Item 9a, “Controls and Procedures,” of this Annual Report on Form 10-K, we have taken and continue to take a number of steps in order to remediate identified deficiencies in our internal control over financial reporting and attempt to reduce the risk of future recurrence. The validation of the efficacy of these remedial steps will result in us incurring additional near term expenses, and to the extent these steps are not successful, we may incur significant additional time and expense.
In addition, we are cooperating with the Securities and Exchange Commission (the “SEC”) regarding matters related to the internal investigation. The completion of the internal investigation will not automatically resolve the SEC’s inquiries. If the SEC or any other regulator were to commence legal action against us, we could be required to pay significant penalties and become subject to injunctions, cease and desist orders or other remedies. We can provide no assurances as to the outcome of any governmental inquiry or investigation. Further, we, our officers and members of our board of directors could be named as defendants in lawsuits asserting claims arising out of the subject matter of the Audit Committee’s internal investigation. As a result of any legal proceedings and any related indemnification requirements to our officers and directors, we could be required to pay monetary damages that may be in excess of our insurance coverage or may have additional penalties or other remedies imposed against us or our officers and directors.
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
Management does not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all errors or fraud. A control system is designed to give reasonable, but not absolute, assurance that the objectives of the control system are met. In addition, any control system reflects resource constraints and the benefits of controls must be considered relative to their costs. Inherent limitations of a control system may include: judgments in decision making may be faulty, breakdowns can occur simply because of error or mistake and controls can be circumvented by collusion or management override. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
LEGAL AND ACCOUNTING RISKS
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
GENERAL RISKS
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
We have manufacturing and sales operations located in the United States, Mexico, China and Vietnam. The table below lists the locations and square footage of our operating facilities:

Location	Approx. Sq. Ft.	Type of Interest (Leased/Owned)	Description of Use
Corinth, Mississippi	350,000	Leased	Manufacturing and warehouse
El Paso, Texas	80,000	Leased	Shipping and warehouse
Fayetteville, Arkansas	105,000	Leased	Manufacturing and warehouse
Louisville, Kentucky	2,300	Leased	Administration
Oakdale, Minnesota	103,000	Leased	Manufacturing and warehouse
Spokane Valley, Washington	95,000	Leased	Sales, research, administration and manufacturing
Spokane Valley, Washington	36,000	Leased	Manufacturing
Total USA	771,300
Juarez, Mexico	193,000	Leased	Warehouse
Juarez, Mexico	174,000	Owned	Manufacturing and warehouse
Juarez, Mexico	115,000	Owned	Manufacturing and warehouse
Juarez, Mexico	103,000	Owned	Manufacturing and warehouse
Juarez, Mexico	72,000	Leased	Manufacturing and warehouse
Juarez, Mexico	66,000	Owned	Manufacturing and warehouse
Juarez, Mexico	60,000	Owned	Manufacturing and warehouse
Juarez, Mexico	116,000	Leased	Manufacturing and warehouse
Total Mexico	899,000
Shanghai, China	114,000	Leased	Manufacturing and warehouse
Shanghai, China	8,000	Leased	Manufacturing
Total China	122,000
Da Nang, Vietnam	133,000	Leased	Manufacturing and warehouse
Total Vietnam	133,000
Grand Total	1,925,300
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
All of our facilities are ISO certified to ISO 9001:2015 standard and to Customs Trade Partnership against Terrorism (CTPAT). In addition, the Juarez, Mexico; Shanghai, China and Spokane, Washington facilities are registered/certified to IATF 16949 automotive standard, ISO 13485:2016 medical devices, ISO 14001:2015 environmental standard, ANSI/ESD S20.20 Electrostatic Discharge Control Program, and ISO 45001 Occupational Health and Safety Management System.
Da Nang, Vietnam is additionally registered to IATF 16949 automotive standard. Oakdale, Minnesota and Corinth, Mississippi are additionally registered to ISO 14001:2015 environmental standard and to ISO 13485:2016 medical devices standard. Oakdale, Minnesota and Fayetteville, Arkansas are additionally registered AS9100D aviation, space and defense standard and have a certified ANSI/ESD S20.20 Electrostatic Discharge Control Program. Oakdale, Minnesota is additionally NADCAP certified. The Spokane, Washington; Corinth, Minnesota and Juarez, Mexico facilities are additionally registered to ISO/IEC 80079-34 explosive atmospheres. The Oakdale, Minnesota; Corinth, Mississippi; Fayetteville, Arkansas and Spokane, Washington facilities are all registered with the U.S. State Department for International Traffic in Arms Regulations (ITAR).

Item 3.	LEGAL PROCEEDINGS
We are a party to certain lawsuits or claims in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flow, although an adverse resolution against the Company in a fiscal quarter or year could have a material adverse effect on the Company’s results of operations in a particular quarter or year. Refer to Commitments and Contingencies footnote for further details on claims in the fiscal year.

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Market, formerly the NASDAQ National Market System under the symbol “KTCC.” Quarterly high and low sales prices for our common stock for fiscal years 2021 and 2020 were as follows:

	2021		2020
	High	Low	High	Low
First Quarter	$10.22	$5.04	$6.62	$4.83
Second Quarter	10.48	7.05	6.48	5.27
Third Quarter	9.48	6.75	6.99	2.51
Fourth Quarter	8.35	6.35	5.45	2.59
High and low stock prices are based on the daily sales prices reported by the NASDAQ Stock Market. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.
Holders and Dividends
As of July 3, 2021, we had 634 shareholders of common stock on record. As a result of our credit agreements, we are restricted from declaring or paying dividends in cash or stock without the Bank’s prior written consent. We have not paid a cash dividend and do not anticipate payment of dividends in the foreseeable future.
Equity Compensation Plan Information
Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report, under the caption “Securities Authorized for Issuance under Equity Compensation Plans”, and that information is incorporated herein by reference.

Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock with the cumulative total return of the NASDAQ Stock Market (U.S. & Foreign) Index and the NASDAQ Electronic Components Index in fiscal 2021.

	7/2/2016	7/1/2017	6/30/2018	6/29/2019	6/27/2020	7/3/2021
Key Tronic Corporation	100.00	95.94	102.57	67.39	71.18	88.63
NASDAQ Composite	100.00	128.30	158.57	170.91	216.96	315.10
NASDAQ Electronic Components	100.00	143.41	189.68	189.47	257.25	416.87

Item 6:	SELECTED FINANCIAL DATA
The following selected data is derived from our audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes, and other information included in this report.
Financial Highlights
(In thousands, except for Supplemental Data and Per Share Amounts)

	Fiscal Year Ended
	July 3, 2021	June 27, 2020	June 29, 2019	June 30, 2018	July 1, 2017
Consolidated Statements of Operations Data:
Net sales	$518,698	$449,480	$464,044	$446,322	$467,797
Gross profit	42,039	35,249	34,601	34,169	38,300
Gross margin percentage	8.1%	7.8%	7.5%	7.7%	8.2%
Operating income (loss)	9,526	6,828	(5,958)	1,114	9,544
Operating margin percentage	1.8%	1.5%	(1.3)%	0.2%	2.0%
Net income (loss)	4,341	4,758	(7,982)	(1,325)	5,617
Net income (loss) per share – diluted	0.39	0.44	(0.74)	(0.12)	0.51
Consolidated Cash Flow Data:
Cash flows provided by (used in) operations (3)	(15,052)	(31,004)	919	3,122	2,284
Capital expenditures	10,602	8,623	8,386	4,523	9,307
Consolidated Balance Sheet Data:
Net working capital (1)	172,547	130,545	104,695	95,607	100,440
Total assets	361,846	304,861	238,310	246,528	232,840
Long-term liabilities	111,436	77,085	30,447	29,534	38,520
Shareholders’ equity	123,705	115,557	114,459	118,081	116,567
Book value per share (2)	$11.49	$10.74	$10.64	$10.97	$10.83
Supplemental Data:
Number of shares outstanding at year-end	10,761,871	10,759,680	10,759,680	10,759,680	10,759,680
Number of employees at year-end	5,450	5,741	4,067	4,701	5,038
Approximate square footage of operational facilities	1,925,300	1,809,300	1,816,300	1,837,300	1,760,000
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
Overview
Key Tronic is a leading contract manufacturer offering value-added design and manufacturing services from its facilities in the United States, Mexico, China and Vietnam. We provide full engineering services, materials management, worldwide manufacturing facilities, assembly services, in-house testing, worldwide distribution and unparalleled customer service. It’s customers include some of the world’s leading original equipment manufacturers. Our combined capabilities and vertical integration are proving to be a desirable offering to our expanded customer base.
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
Executive Summary
During the fourth quarter of fiscal year 2021, we won new programs involving consumer products, exercise equipment, and residential building products.
We reported net sales of $518.7 million for fiscal year 2021, the highest annual revenue in the Company’s fifty-two year history, and up 15% from $449.5 million for fiscal year 2020. While demand has remained strong from both new and existing customers, revenue for the fourth quarter and for the full year of fiscal year 2021 continued to be significantly constrained by issues related to the worldwide pandemic, the supply chain, and transportation and logistics.
Moving into fiscal 2022, the COVID-19 crisis, component shortages and logistic delays continue to present multiple business challenges, but we continue to see the favorable trend of contract manufacturing returning to North America. With our recent investments in new capacity, we’re increasingly well-prepared for long term growth.
For the first quarter of fiscal year 2022, the Company expects to report revenue in the range of $125 million to $135 million. Despite growing customer demand and backlog, we expect that delays in the supply of key components for the Company’s business will continue to significantly limit production and adversely impact operating efficiencies.
We have continued to diversify our customer base by adding additional programs and customers. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, military supplies, computer accessories, medical, educational, irrigation, automotive, transportation management, robotics, RFID, power supply, off-road vehicle equipment, fitness equipment, HVAC controls, consumer products, home building products, material handling systems, lighting equipment, consumer security products, smart security, architectural LED lighting, power meters and smart grid, wireless power solutions, sanitizer dispensing, automotive controllers, oil and gas drilling, wireless security and personal healthcare protective equipment.
Gross profit as a percent of net sales was 8.1 percent in fiscal year 2021 compared to 7.8 percent for the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily related to streamlining efforts in the Company’s Juarez facilities partially offset by supply chain constraints, a temporary four-day closure of our Mexico facilities during a late winter storm that caused power disruptions in the region, and continued but lessening expenses related to COVID-19. The level of gross margin is impacted by product mix, timing of the startup of new programs, facility utilization, and pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter and year to year.
Operating income as a percentage of net sales for fiscal year 2021 was 1.8 percent compared to 1.5 percent for fiscal year 2020. The increase in operating income as a percentage of net sales was primarily driven by the increase in gross profit.
Net income for fiscal year 2021 was $4.3 million or $0.39 per share, as compared to $4.8 million or $0.44 per share for fiscal year 2020. Earnings for the fourth quarter of fiscal 2021 continued to be adversely impacted by supply chain and transportation and logistics issues causing both factory downtime and overtime expenses. Earnings for the fourth quarter of fiscal 2021 were also constrained by legal and other professional service expenses related to the previously disclosed internal investigation of approximately $1.0 million during quarter, and we expect some additional expenses to occur prospectively. Additionally, the Company recorded approximately $0.5 million in non-cash tax expense related to expired stock appreciation rights during the fourth quarter of fiscal year 2021.

We maintained a strong balance sheet with a current ratio of 2.4 and a debt to equity ratio of 0.81. Total cash used in operating activities as defined on our cash flow statement was $15.1 million during fiscal year 2021. We maintained sufficient liquidity for our expected future operations. We believe cash flow from operations, our borrowing capacity, and equipment financing should provide adequate capital for planned growth over the long term.
RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended July 3, 2021 with the Fiscal Year Ended June 27, 2020
The following table sets forth for the periods indicated certain items of the consolidated statements of income expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Fiscal Year Ended
	July 3, 2021	% of net sales	June 27, 2020	% of net sales	$ change	% point change
Net sales	$518,698	100.0%	$449,480	100.0%	$69,218	—
Cost of sales	476,659	91.9	414,231	92.2	62,428	(0.3)
Gross profit	42,039	8.1	35,249	7.8	6,790	0.3
Operating expenses:
Research, development and engineering	9,790	1.9	7,391	1.6	2,399	0.3
Selling, general and administrative	22,723	4.4	21,030	4.7	1,693	(0.3)
Total operating expenses	32,513	6.3	28,421	6.3	4,092	—
Operating income	9,526	1.8	6,828	1.5	2,698	0.3
Interest expense, net	3,613	0.7	2,509	0.6	1,104	0.1
Income before income taxes	5,913	1.1	4,319	1.0	1,594	0.1
Income tax provision (benefit)	1,572	0.3	(439)	(0.1)	2,011	0.4
Net income	$4,341	0.8%	$4,758	1.1%	$(417)	(0.3)
Effective income tax rate	26.6%		(10.2)%
Net Sales
The increase in net sales of $69.2 million from prior year period was primarily driven by an increase in new program wins and demand for current programs. However, partially offsetting the increase in revenue during fiscal year 2021, the Company’s revenue was constrained by tightening worldwide supply chain and transportation and logistics issues which delayed the arrival of key components, causing factory downtime.
The following table shows the revenue by industry sectors as a percentage of revenue for fiscal years 2021 and 2020:

	Fiscal Year Ended
	July 3, 2021	June 27, 2020
Consumer	51%	44%
Industrial	38%	42%
Communication	5	4
Gaming	3	5
Transportation	1	2
Printers	1	2
Computer and Peripheral	1	1
Total	100%	100%

We provide services to customers in a number of industries and produce a variety of products for our customers in each industry. Key Tronic does not target any particular industry, but rather seeks to find programs that strategically fit our vertical manufacturing capabilities. As we continue to diversify our customer base and win new customers, we expect to continue to see a change in the industry concentrations of our revenue.
Sales to foreign locations represented 28.2 percent and 24.6 percent of our total net sales in fiscal years 2021 and 2020, respectively.

Cost of Sales
Total cost of sales as a percentage of net sales was 91.9 percent and 92.2 percent in fiscal years 2021 and 2020, respectively.
We provide a reserve for obsolete and non-saleable inventories based on specific identification of inventory against current demand and recent usage. We also consider our customers' ability to pay for inventory whether or not there is a lead-time assurance agreement for a specific program. The amounts charged to expense for these inventories were approximately $753,000 and $136,000 in fiscal years 2021 and 2020, respectively.
We provide warranties on certain products we sell and estimate warranty costs based on historical experience and anticipated product returns. Warranty expense is related to workmanship claims on keyboards and other products. The amounts charged to expense are determined based on an estimate of warranty exposure. The net warranty expense was approximately $145,000 and $121,000 in fiscal years 2021 and 2020, respectively.
Gross Profit
Gross profit as a percentage of net sales was 8.1 percent and 7.8 percent in fiscal years 2021, and 2020, respectively. The 0.3 percentage point increase in gross profit as a percentage of net sales during fiscal year 2021 as compared to fiscal year 2020 is primarily related to streamlining efforts in the Company’s Juarez facilities and material cost reductions, partially offset by supply chain constraints, a temporary four-day closure of our Mexico facilities during a late winter storm that caused power disruptions in the region, and continued but lessening expenses related to COVID-19.
Changes in gross profit margins reflect the impact of a number of factors that can vary from period to period, including product mix, start-up costs and efficiencies associated with new programs, product life cycles, sales volumes, capacity utilization of our resources, management of inventories, component pricing and shortages, end market demand for customers’ products, fluctuations in and timing of customer orders, and competition within the contract manufacturing industry. These and other factors can cause variations in operating results. There can be no assurance that gross margins will not decrease in future periods.

We took early pay discounts to suppliers that totaled approximately $32,000 and $0.1 million in fiscal years 2021 and 2020, respectively. Early pay discounts will fluctuate based on our liquidity and changes in the discounts and terms offered by our suppliers.
Research, Development and Engineering
Research, development and engineering expenses (RD&E) consists principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Total RD&E expenses were $9.8 million in fiscal year 2021 and $7.4 million in fiscal year 2020, respectively. The Company invested more in its RD&E in fiscal year 2021 for development and design of customer programs. The Company anticipates higher RD&E costs in the future as the Company continues to offer these services. Total RD&E expenses as a percent of net sales was 1.9 percent in fiscal year 2021 and 1.6 in fiscal year 2020.
Selling, General and Administrative
Selling, general and administrative expenses (SG&A) consist principally of salaries and benefits, advertising and marketing programs, sales commissions, travel expenses, provision for doubtful accounts, facilities costs, and professional services. Total SG&A expenses were $22.7 million and $21.0 million in fiscal years 2021 and 2020, respectively. Total SG&A expenses as a percent of net sales were 4.4 percent and 4.7 percent in fiscal years 2021 and 2020, respectively. This 0.3 percentage point decrease in SG&A as a percentage of net sales is primarily related to an increase in sales year over year and a decrease in travel related expenses due to the COVID-19 pandemic.

Interest Expense
We had net interest expense of $3.6 million and $2.5 million in fiscal years 2021 and 2020, respectively. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit and increased interest rates.
Income Tax Benefit
We had an income tax expense of approximately $1.6 million during fiscal year 2021 and an income tax benefit of approximately $(0.4) million during fiscal year 2020. The income tax expense (benefit) recognized during both fiscal years 2021 and 2020 was primarily a function of U.S. and foreign taxes recognized at statutory rates, the net benefit associated with federal research and development tax credits, the non-cash tax impact of expired stock appreciation rights in fiscal year 2021, and the recognition of previously unrecognized tax benefits for federal research and development tax credits in fiscal year 2020.
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
International Subsidiaries
We offer customers a complete global manufacturing solution. Our facilities provide our customers the opportunity to have their products manufactured in the facility that best serves specific cost, product manufacturing and distribution needs. The locations of active foreign subsidiaries are as follows:
•Key Tronic Juarez, SA de CV owns five facilities and leases three facilities in Juarez, Mexico. These facilities include an SMT facility, an assembly and molding facility, a sheet metal fabrication facility, and assembly and warehouse facilities. This subsidiary is primarily used to support our U.S. operations.
•Key Tronic Computer Peripherals (Shanghai) Co., Ltd. leases two facilities with SMT, assembly, global purchasing and warehouse capabilities in Shanghai, China, which began operations in 1999. Its primary function is to provide contract manufacturing services for export.
•Key Tronic Vietnam leases one facility in Da Nang, Vietnam. This facility includes SMT, assembly, and warehouse capabilities. Its primary function is to provide contract manufacturing services for export.
Foreign sales (based on shipping instructions) from our worldwide operations, including domestic exports, were $146.5 million and $110.7 million in fiscal years 2021 and 2020, respectively. Products and manufacturing services provided by our subsidiary operations are often shipped to customers directly by the parent company.
RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended June 27, 2020 with the Fiscal Year Ended June 29, 2019
To review the results of operations comparison of the fiscal year ended June 27, 2020 with the fiscal year ended June 29, 2019, please refer to our Form 10-K filed September 11, 2020 with the Securities and Exchange Commission or follow the link below.
https://www.sec.gov/ix?doc=/Archives/edgar/data/719733/000071973320000061/ktcc-20200627.htm
Capital Resources and Liquidity
Operating Cash Flow
Net cash used in operating activities for fiscal year 2021 was $15.1 million compared to net cash used in operating activities of $31.0 million and net cash provided by operating activities of $0.9 million in fiscal years 2020 and 2019, respectively.
The $15.1 million of net cash used in operating activities during fiscal year 2021 is primarily related to $4.3 million of net income adjusted for $6.9 million of depreciation and amortization, $24.3 million increase in accounts receivable, a $23.1 million increase in inventory, a $1.0 million increase in contract assets, a $2.3 million decrease in other assets, partially offset by a $12.6 million increase in accounts payable, an $5.6 million increase in other liabilities, and a $1.0 million increase in accrued compensation and vacation.
The $31.0 million of net cash used in operating activities during fiscal year 2020 was primarily related to $4.8 million of net income adjusted for $5.6 million of depreciation and amortization, $28.3 million increase in accounts receivable, a $14.7 million increase in inventory, a $7.7 million increase in other assets, a $1.6 million increase in contract assets, partially offset by a $6.6 million increase in accounts payable and a $3.7 million increase in accrued compensation and vacation.

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
Accounts receivable fluctuates based on the timing of shipments, terms offered and collections. In addition, accounts receivable will fluctuate based upon the amount of accounts receivable sold under our Trade Accounts Receivable Purchase Program. The Company did not sell any accounts receivables during the twelve months ended July 3, 2021. During fiscal years 2020 and 2019, we factored receivables of $41.4 million and $81.0 million, respectively, from accounts receivable sold to financial institutions, which are not included on our Consolidated Balance Sheets. The Company no longer had factored receivables at year end fiscal 2021 or 2020. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, negotiated supplier terms, and taking advantage of early pay discounts.
Investing Cash Flow
Cash flows used in investing activities were $10.6 million for fiscal year 2021. Cash flows used in investing activities were $3.6 million and $1.9 million in fiscal year 2020 and 2019, respectively. Our primary use of cash in investing activities during fiscal years 2021, 2020 and 2019, was purchasing equipment to support increased production levels for new programs. During fiscal years 2020 and 2019, our primary source of cash provided by investing activities came from receipts of the deferred purchase price on factored receivables.
Operating and finance leases under accounting guidance that became effective in fiscal year 2020, and capital leases prior to that date are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds and available borrowing capacities. During fiscal years 2021, 2020 and 2019, we did not receive any cash resulting from the sale and leaseback of equipment under operating leases.
Financing Cash Flow
Cash flows provided by financing activities were $28.6 million, $34.5 million, and $1.2 million in fiscal years 2021, 2020, and 2019. Our primary financing activities during fiscal year 2021, were repayments on our term loans of $11.7 million as well as borrowings and repayments under our revolving line of credit facility. Our primary financing activities during fiscal year 2020 was repayments on our term loans of $7.1 million as well as borrowings and repayments under our revolving line of credit facility. Our primary financing activities during fiscal year 2019 was repayments on our term loans of $5.9 million as well as borrowings and repayments under our revolving line of credit facility.
As of July 3, 2021, the Company had an outstanding balance on the line of credit of $90.9 million. We had availability to borrow an additional $2.1 million under the asset-based revolving credit facility and we were in compliance with our loan covenants. Our cash requirements are affected by the level of current operations and new programs. We believe that projected cash from operations, funds available under the asset-based revolving credit facility and fixed asset financing will be sufficient to meet our working and fixed capital requirements for the foreseeable future.
As of July 3, 2021, we had approximately $2.0 million of cash held by foreign subsidiaries. Under the Tax Cuts and Jobs Act, future cash repatriations from these foreign subsidiaries are no longer subject to U.S. income taxes, but may be subject to foreign withholding taxes. See additional discussion in Footnote 6, Income Taxes. The total amount of foreign withholding taxes required to be paid for the amount of foreign subsidiary cash on hand as of July 3, 2021, would approximate $47,000. The Company also has approximately $23.6 million of foreign earnings that have not been repatriated to the U.S. Of that amount, the Company estimates that $7.5 million is to be repatriated in the future, requiring foreign withholding taxes of $0.8 million that is currently accrued in our deferred tax liabilities. The remaining $16.1 million is considered to be permanently reinvested in Mexico, China and Vietnam. If these amounts were required to be repatriated, we estimate it would create an additional $0.8 million in foreign withholding taxes payable.

Contractual Obligations and Commitments
In the normal course of business, we enter into contracts which obligate us to make payments in the future. The table below sets forth our significant future obligations by fiscal year:
Payments Due by Fiscal Year (in thousands)

	Total	2022	2023	2024	2025	2026	Thereafter
Term loans (1)	$10,049	$2,143	$2,190	$2,239	$2,290	$1,187	$—
Bank of America revolving loan (2)	$90,886	$—	$—	$—	$—	$90,886	$—
Operating leases (3)	$18,308	$4,225	$3,140	$2,526	$2,427	$1,865	$4,125
Purchase orders (4)	$116,067
(1)The terms of the Bank of America term loans are discussed in the consolidated financial statements at Note 4, “Long-Term Debt.” The equipment financing facility relating to the Company’s existing U.S. manufacturing equipment is payable in equal monthly payments of approximately $94,000 which commenced on September 14, 2020 and will continue through the maturity of the equipment financing facility on August 14, 2025. The equipment financing facility relating to the Company’s existing Mexico manufacturing equipment is payable in equal monthly payments of approximately $100,000 which commenced on May 24, 2021 and will continue through the maturity of the equipment term loan on April 24, 2026.
(2)The terms of the Bank of America asset-based revolving credit facility are discussed in the consolidated financial statements at Note 4, “Long-Term Debt.” As of July 3, 2021, we were in compliance with our loan covenants.
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
(4)As of July 3, 2021, we had open purchase order commitments for materials and other supplies of approximately $116.1 million. Included in the open purchase orders are various blanket orders for annual requirements. Actual needs under these blanket purchase orders fluctuate with our manufacturing levels and as such cannot be broken out between fiscal years. In addition, we have contracts with many of our customers that minimize our exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with our suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations.
In addition to the cash requirements presented above, we have various other accruals which are not included in the table above. For example, we owe our suppliers approximately $92.8 million for accounts payable and shipments in transit at the end of the fiscal year. We generally pay our suppliers in a range from 30 to 120 days depending on terms offered. These payments are financed by operating cash flows and our revolving line of credit.
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
Allowance for Doubtful Accounts
We value our accounts receivable net of an allowance for doubtful accounts. As of July 3, 2021, the allowance for doubtful accounts was approximately $275,000. As of June 27, 2020, the allowance for doubtful accounts was approximately $609,000. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.

Accrued Warranty
An accrual is made for expected warranty costs, with the related expense recognized in cost of goods sold. We review the adequacy of this accrual quarterly based on historical analysis and anticipated product returns and rework costs. Our warranty period for keyboards is generally longer than that for other products. We only warrant materials and workmanship on products, and we do not warrant design defects for customers.
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
Impairment of Goodwill
In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value then the Company is not required to take further action. However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. The Company utilized a weighting of the income approach and a market approach in the impairment test. We also considered valuation factors including the Company's market capitalization, future discounted cash flows and an estimated control premium based upon a review of comparable market transactions. Our consideration of discounted future cash flows included assumptions regarding growth rates and margins based on our historical trends. In addition, we applied a market discount rate calculated based upon an analysis of companies similar in size. If our future cash flows do not meet our projections or there is an event that impacts our market capitalization, the assumptions used in our goodwill analysis could be negatively impacted.
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility, and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with LIBOR rates. There was outstanding $90.9 million in borrowings under our asset-based senior secured revolving credit facility and $10.0 million outstanding on our equipment financing facilities as of July 3, 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was $10.6 million of foreign currency forward contracts outstanding as of July 3, 2021. The fair value of these contracts was approximately $3.6 million. See Note 10 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Key Tronic Corporation
Spokane Valley, Washington
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Key Tronic Corporation (the “Company”) as of July 3, 2021 and June 27, 2020, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended July 3, 2021, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 3, 2021 and June 27, 2020, and the results of its operations and its cash flows for each of the three years in the period ended July 3, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of July 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 16, 2021 expressed an unqualified opinion thereon.

Change in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting method for accounting for leases in fiscal year 2020 due to the adoption of Topic 842: Leases, using a modified retrospective approach.
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
 Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Accounting for Revenue from Contracts with Customers
As described in Notes 1 and 15 to the consolidated financial statements, the Company’s consolidated revenue balance was $519 million for the year ended July 3, 2021, of which $510 million related to revenues recognized over time and $9 million related to revenues recognized at a point in time. Revenues for contracts for manufacturing products and contracts for engineering services are recognized over-time using the input method based on the ratio of costs incurred to date as compared to the total estimated costs at the completion of the performance obligation or as the services are performed.
We identified revenues recognized over time on contracts for manufacturing products as a critical audit matter. Management’s calculation includes reports with varying elements, for determining the estimated costs incurred to date. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls relating to the inputs of the quarterly calculation of the contract asset for in process contracts for each manufacturing location;
•Evaluating the methodology of estimating costs incurred to date on contracts for manufacturing products and testing the completeness and accuracy of the system reports by recalculating the expected costs on contracts in process;
•Analyzing the margins realized and ratio of costs incurred by comparing the trending historic margins by customer and ratios of completion to prior periods.
Accounting for Inventories
As described in Note 1 and Note 2 to the consolidated financial statements, the Company’s consolidated inventory balance was $137.3 million at July 3, 2021. In January 2021, the Company determined that improper accounting resulted in an understatement of cost of goods sold and an overstatement of inventories. Subsequent to the matter identified in January 2021, additional inventory accounting errors unrelated to the investigation were also identified by management. As discussed in Item 9A, Controls and Procedures, the errors were a result of material weaknesses in internal controls over financial reporting related to the design and operating effectiveness of certain controls over the accounting for inventory as well as the Company’s monitoring activities as it pertains to accounting for inventory at its domestic facilities. As disclosed by the Company, the material weakness was remediated fully at July 3, 2021.
We identified management’s estimates for costs capitalized to inventories, including the Company’s internal investigation of improper inventory accounting, as a critical audit matter. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills and knowledge. In addition, as described in Item 9A, a material weakness in internal controls was disclosed as of December 26, 2020 and April 3, 2021, that relates to this matter.
The primary procedures we performed to address this critical audit matter included:
•Utilizing personnel with specialized knowledge and skills in legal and forensic matters to assist in assessing the reasonableness of the scope, investigative procedures, and findings of the internal investigation supervised by the Audit Committee of the Company’s Board of Directors.
•Testing the design and operating effectiveness of controls relating to inventories and management’s remedial measures of existing controls and implementation of additional controls, including oversight of the East Locations and review by the Corporate office of material account reconciliations and journal entries.
•Analyzing the correction of the errors identified by assessing the estimates used in calculating the corrections of the errors related to costs capitalized to inventories and by evaluating corroborative evidence.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2003

Spokane, Washington
September 16, 2021

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 3, 2021	June 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$3,473	$553
Trade receivables, net of allowance for doubtful accounts of $275 and $609	110,324	86,123
Contract assets	24,781	23,753
Inventories, net	137,329	115,020
Other	23,345	17,315
Total current assets	299,252	242,764
Property, plant and equipment, net	35,735	31,764
Operating lease right-of-use assets, net	15,745	17,568
Other assets:
Deferred income tax asset	9,656	10,178
Other	1,458	2,587
Total other assets	11,114	12,765
Total assets	$361,846	$304,861
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,823	$80,204
Accrued compensation and vacation	11,471	10,428
Current portion of debt, net	2,143	7,508
Other	20,268	14,079
Total current liabilities	126,705	112,219
Long-term liabilities:
Term loans	7,906	3,258
Revolving loan	90,362	60,094
Operating lease liabilities	11,428	12,624
Deferred income tax liability	—	234
Other long-term obligations	1,740	875
Total long-term liabilities	111,436	77,085
Total liabilities	238,141	189,304
Commitments and contingencies (Note 4 and 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,762 and 10,760 shares, respectively	47,181	46,946
Retained earnings	74,452	70,111
Accumulated other comprehensive (loss) income	2,072	(1,500)
Total shareholders’ equity	123,705	115,557
Total liabilities and shareholders’ equity	$361,846	$304,861
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)

	Fiscal Year Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Net sales	$518,698	$449,480	$464,044
Cost of sales	476,659	414,231	429,443
Gross profit	42,039	35,249	34,601
Research, development and engineering expenses	9,790	7,391	6,555
Selling, general and administrative expenses	22,723	21,030	21,556
Impairment of goodwill and intangibles	—	—	12,448
Total operating expenses	32,513	28,421	40,559
Operating income (loss)	9,526	6,828	(5,958)
Interest expense, net	3,613	2,509	2,782
Income (loss) before income taxes	5,913	4,319	(8,740)
Income tax provision (benefit)	1,572	(439)	(758)
Net income (loss)	$4,341	$4,758	$(7,982)
Net income (loss) per share — Basic	$0.40	$0.44	$(0.74)
Weighted average shares outstanding — Basic	10,760	10,760	10,760
Net income (loss) per share — Diluted	$0.39	$0.44	$(0.74)
Weighted average shares outstanding — Diluted	11,046	10,816	10,760
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Year Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Comprehensive income (loss):
Net income (loss)	$4,341	$4,758	$(7,982)
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	3,572	(3,926)	3,395
Comprehensive income (loss)	$7,913	$832	$(4,587)

Other comprehensive income (loss) for fiscal years 2021, 2020, and 2019 is reflected net of tax provision (benefit) of approximately $1.2 million, $(1.1) million and $1.0 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Operating activities:
Net income (loss)	$4,341	$4,758	$(7,982)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Goodwill and intangible assets impairment	—	—	12,448
Depreciation and amortization	6,856	5,591	7,298
Amortization of interest rate swap	276	—	—
Amortization of deferred loan costs	95	30	30
Excess tax benefit from exercise of stock options	(43)	—	—
Provision for obsolete inventory	753	136	91
Provision for warranty	145	121	83
Provision for doubtful accounts	117	551	58
Loss on disposal of assets	—	207	3
Share-based compensation expense	192	266	436
Deferred income taxes	(942)	(958)	(1,116)
Changes in operating assets and liabilities
Trade receivables	(24,318)	(28,254)	3,344
Contract assets	(1,028)	(1,592)	(10,255)
Cash received from arbitration settlement	—	—	6,684
Inventories	(23,062)	(14,725)	(1,417)
Other assets	2,317	(7,728)	(4,490)
Accounts payable	12,618	6,632	(2,627)
Accrued compensation and vacation	1,043	3,669	(1,346)
Other liabilities	5,588	292	(323)
Cash provided by (used in) operating activities	(15,052)	(31,004)	919
Investing activities:
Purchases of property and equipment	(10,602)	(8,623)	(8,386)
Proceeds from sale of fixed assets	—	696	22
Cash receipts from deferred purchase price of factored receivables	—	4,350	6,455
Cash used in investing activities	(10,602)	(3,577)	(1,909)
Financing activities:
Payment of financing costs	(617)	(84)	(15)
Proceeds from issuance of long term debt	11,000	5,000	—
Interest rate swap termination fee	(925)	—	—
Repayments of long term debt	(11,720)	(7,121)	(5,871)
Borrowings under revolving credit agreement	414,943	177,343	181,688
Repayments of revolving credit agreement	(384,150)	(140,605)	(174,554)
Excess tax benefit from exercise of stock options	43	—	—
Cash provided by financing activities	28,574	34,533	1,248
Net increase (decrease) in cash and cash equivalents	2,920	(48)	258
Cash and cash equivalents, beginning of period	553	601	343
Cash and cash equivalents, end of period	$3,473	$553	$601
Supplemental cash flow information:
Interest payments	$3,777	$2,483	$2,773
Income tax payments, net of refunds	$2,014	$683	$(511)
Recognition of operating lease liabilities and right-of-use assets	$3,103	$—	$—
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, June 30, 2018	10,760	$46,244	$72,806	$(969)	$118,081
Net loss	—	—	(7,982)	—	(7,982)
ASC 606 opening balance sheet adjustment	—	—	529	—	529
Unrealized gain on hedging instruments, net	—	—	—	3,395	3,395
Share-based compensation	—	436	—	—	436
Balances, June 29, 2019	10,760	$46,680	$65,353	$2,426	$114,459
Net income	—	—	4,758	—	4,758
Unrealized loss on hedging instruments, net	—	—	—	(3,926)	(3,926)
Share-based compensation	—	266	—	—	266
Balances, June 27, 2020	10,760	$46,946	$70,111	$(1,500)	$115,557
Net income	—	—	4,341	—	4,341
Unrealized gain on hedging instruments, net	—	—	—	3,572	3,572
Exercise of stock appreciation rights	2	—	—	—	—
Excess tax benefit from exercise of stock options	—	43	—	—	43
Share-based compensation	—	192	—	—	192
Balances, July 3, 2021	10,762	$47,181	$74,452	$2,072	$123,705
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SIGNIFICANT ACCOUNTING POLICIES
Business
Key Tronic Corporation and subsidiaries (the Company) is engaged in contract manufacturing for original equipment manufacturers (OEMs) and also manufactures keyboards and other input devices. The Company’s headquarters are located in Spokane Valley, Washington with manufacturing operations in Oakdale, Minnesota; Fayetteville, Arkansas; Corinth, Mississippi; and foreign manufacturing operations in Juarez, Mexico; Shanghai, China; and Da Nang, Vietnam.
Due to the COVID-19 pandemic, the Company has seen extreme shifts in demand from its customer base, supply chain and logistics risks. The possibility of future temporary closures, as well as adverse fluctuations in customer demand, freight and expedite costs, precautionary safety expenses and labor shortages, collectability of accounts, and future supply chain disruptions during the rapidly changing COVID-19 environment can materially impact operating results. Additionally, continued adverse macroeconomic conditions and significant currency exchange fluctuations can also materially impact operating results.
Correction of an Immaterial Errors
The Company previously reported as of June 27, 2020 that its inventory balances included finished goods of $15.3 million and work in process of $17.4 million. Such amounts actually related to raw materials. The Company has revised its disclosure of inventory to reflect these costs as raw material costs. There was no change to the total inventory balance. Refer to corrected disclosure in Note 2.
The Company made an out-of-period tax adjustment in fiscal year 2021 in the amount of $0.4 million decreasing the deferred tax asset related to unexercised stock appreciation rights (SARs), to reflect the fact that certain of the unexercised SARs had expired over several different periods prior to fiscal year 2021.
The Company previously excluded the right of use asset amounts as reported as of June 27, 2020 in Note 12. Refer to corrected disclosures in Note 12.
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
Revenue Recognition
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) was adopted effective fiscal year 2019. The primary impact was switching to over-time recognition which accelerated the Company's revenue recognition for in-process inventory and the cumulative impact from adoption is reflected in the Statement of Shareholders' Equity.
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
Research, Development and Engineering
Research, development and engineering expenses include unreimbursed contract manufacturing costs as well as design and engineering costs associated with the production of contract manufacturing programs. Research, development and engineering costs are expensed as incurred.
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

We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments based on new assessments and changes in estimates and which may not accurately forecast actual outcomes. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax provision. To date, we have not incurred charges for interest or penalties in relation to the underpayment of income taxes. The tax years 2004 through the present remain open to examination by the major U.S. taxing jurisdictions to which we are subject. Refer to Note 6 for further discussions.
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, current liabilities, and non current operating lease liability are reflected on the balance sheets at July 3, 2021 and June 27, 2020, reasonably approximate their fair value. The Company had an outstanding balance on the line of credit of $90.9 million as of July 3, 2021 and $60.1 million as of June 27, 2020, with a carrying value that reasonably approximates the fair value. The Company had an outstanding balance on the term loan of $4.2 million as of July 3, 2021 and $10.0 million as of June 27, 2020, with a carrying value that reasonably approximates the fair value. The equipment term loan was $5.8 million as of July 3, 2021 and $0.9 million as of June 27, 2020, with a carrying value that reasonably approximates the fair value.
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
Fiscal Year
The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2021, 2020, and 2019, ended on July 3, 2021, June 27, 2020, and June 29, 2019, respectively. Fiscal year 2021 was a 53 week year. Fiscal years 2020 and 2019 were 52 week years.

2. INVENTORIES
Total inventory as of July 3, 2021 is $137.3 million which is net of $14.9 million of reserves, customer payments, and customer deposits compared to $115.0 million which is net of $17.3 million in reserves, customer payments, and customer deposits as of June 27, 2020. Substantially all of the Company’s inventory balances are raw materials.

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	Life	July 3, 2021	June 27, 2020
	(in years)	(in thousands)
Land	—	$4,034	$4,034
Buildings and improvements	3 to 30	25,513	23,444
Equipment	1 to 10	77,509	72,151
Furniture and fixtures	3 to 5	5,271	4,883
Total Property, Plant and Equipment		112,327	104,512
Accumulated depreciation		(76,592)	(72,748)
Property, Plant and Equipment, net		$35,735	$31,764

4. LONG-TERM DEBT
On August 14, 2020, the Company entered into a loan agreement with Bank of America. The Loan Agreement replaces the Company’s prior amended and restated credit agreement, as amended, with Wells Fargo Bank. The Loan Agreement provides for a five-year asset-based senior secured revolving credit facility of up to $93 million, maturing on August 14, 2025. As of July 3, 2021, the Company had an outstanding balance under the asset-based revolving credit facility of $90.9 million, $0.3 million in outstanding letters of credit and $2.1 million available for future borrowings.
As of June 27, 2020, the Company had an outstanding balance under the credit facility with Wells Fargo Bank of $60.1 million, $0.4 million in outstanding letters of credit and $4.5 million available for future borrowings. The Company had an outstanding balance of $10.0 million under the term loan with Wells Fargo Bank as of June 27, 2020.
On August 14, 2020, the Company also entered into a $5.0 million equipment financing facility with Bank of America relating to the Company’s existing U.S. manufacturing equipment that bears interest at 4.85% and matures on August 14, 2025. Under this loan agreement, equal monthly payments of approximately $94,000 commenced on September 14, 2020 and will continue through the maturity of the equipment financing facility on August 14, 2025. As of July 3, 2021, the Company had an outstanding balance of $4.2 million. As of June 27, 2020, the Company had an outstanding balance of $0.9 million under the Wells Fargo Bank equipment term loan agreement.
Generally, the interest rate applicable to loans under the Bank of America loan agreement are, at the Company’s option: (i)(A) the base rate which is the highest of (1) the prime rate for the applicable day (as such rate is determined from time to time by the Bank), (2) the federal funds rate for the applicable day plus 0.50%, and (3) LIBOR for a 30-day interest period as of the applicable day plus 1.00% (provided that in no event shall the base rate be less than zero), plus the applicable interest margin for base rate loans; and (B) LIBOR rate for an applicable interest period (provided that in no event shall the LIBOR rate be less than 0.50%), plus the applicable interest margin for LIBOR rate loans. Depending on average daily excess borrowing availability over applicable periods under the Credit Facility, applicable interest margins on: (x) base rate loans are 1.25-1.75%; and (y) LIBOR rate loans are 2.25-2.75%, resetting on a quarterly basis. If there is an event of default under the loan agreement, all loans and other obligations will bear interest at a rate of an additional 2.00% on the otherwise applicable interest rates. In addition to interest charges, the Company is required to pay a fee of 0.25% per annum on the unused portion of the Credit Facility, monthly in arrears.
Under the loan agreement with Bank of America, the asset-based revolving credit facility bears interest at LIBOR plus 2.5%, as elected by the Company.
On November 24, 2020, the Company entered into a $6.0 million equipment financing facility related to the Company’s existing manufacturing equipment that bears interest at 5.52% and matures on April 24, 2026. Under this loan agreement, equal monthly payments of $100,000 commenced on May 24, 2021 and will continue through the maturity of the equipment financing facility on April 24, 2026. As of July 3, 2021, the Company had an outstanding balance of $5.8 million.
On September 3, 2021, the Company entered into an amendment to the Company's current loan agreement with Bank of America. The amendment increases the Company's current credit facility of $93 million to $120 million, subject to the Company's borrowing base, maturing on September 3, 2026.
The interest rates on outstanding debt as of July 3, 2021 range from 3.25% - 5.52% compared to 2.17% - 2.18% as of June 27, 2020.
Debt maturities as of July 3, 2021 for the next five years are as follows (in thousands):

Fiscal Years Ending	Amount
2022	$2,143
2023	2,190
2024	2,239
2025	2,290
2026	92,074
Total debt	$100,936
Unamortized debt issuance costs	(525)
Long-term debt, net of debt issuance costs	$100,411

The Company must comply with certain financial covenants, including a fixed charge coverage ratio and a cash flow leverage ratio. The credit agreement requires the Company to grant certain inspection rights to Bank of America, limit or restrict the Company’s cash management; limit or restrict the ability of the Company to incur additional liens, make acquisitions or investments, incur additional indebtedness, engage in mergers, consolidations, liquidations, dissolutions, or dispositions, pay dividends or other restricted payments, prepay certain indebtedness, engage in transactions with affiliates, and use proceeds. The Company was in compliance with all financial covenants as of July 3, 2021.
5. TRADE ACCOUNTS RECEIVABLE PURCHASE PROGRAMS
Sale Programs
The Company has utilized an Account Purchase Agreement with Wells Fargo Bank, N.A. ("WFB") which allowed the Company to sell and assign to WFB and WFB to purchase from Company the accounts receivable of certain Company customers in a maximum aggregate amount outstanding of $25.0 million. As of July 3, 2021, the Company had no factored receivables with WFB.
The Company did not sell any accounts receivables during the twelve months ended July 3, 2021. Total accounts receivables sold during the twelve months ended June 27, 2020 was approximately $41.4 million. There were no accounts receivables sold and not yet collected as of July 3, 2021 or June 27, 2020. The receivables that were sold were removed from the consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the consolidated statements of cash flows. Cash receipts related to the deferred purchase price from receivables factored by the Company is reflected as cash provided by investing activities.
6. INCOME TAXES
Income tax benefit consists of the following:

	Fiscal Year Ended
	July 3, 2021	June 27, 2020	June 29, 2019
	(in thousands)
Current income tax benefit:
United States	$1,416	$365	$(537)
Foreign	1,098	154	895
	2,514	519	358
Deferred income tax benefit:
United States	(858)	(1,850)	(910)
Foreign	(84)	892	(206)
	(942)	(958)	(1,116)
Total income tax provision (benefit)	$1,572	$(439)	$(758)
The Company has gross tax credit carryforwards of approximately $6.1 million at July 3, 2021 consisting of federal research and development (R&D) tax credits, and approximately $1.9 million of net operating loss carryovers in China which expire in fiscal years 2025 and 2026.
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
On January 27, 2021, the Company received official notice from the Vietnamese tax authorities, confirming tax benefits awarded related to the Company’s principal product line in Vietnam (the “Tax Holiday”). Under the Tax Holiday, the tax rate applied to income derived from this product line will be zero percent for four years beginning with fiscal year 2021, then five percent for nine years, then ten percent for one year (as opposed to the normal twenty percent Vietnamese statutory rate). Consequently, Management has revalued its net operating loss in Vietnam at the zero percent Tax Holiday rate, as the net operating loss carryovers are projected to expire before the end of the Tax Holiday. The Company eliminated the deferred tax assets attributable to the Vietnam net operating loss carryover ($0.2 million) in the third quarter of fiscal year 2021.
The Company evaluated tax law changes and regulatory guidance issued in fiscal year 2021. Such changes and regulations include guidance under Sec. 162(m), Sec. 245A, Sec. 951A, foreign tax credits, and rules relating to consolidated NOL carryback claims. The Company evaluated the ongoing impact of these law and regulatory changes, and which did not have a material impact on its provision for income taxes.
Subsequent to the end of the fiscal year ending June 27, 2020, the Treasury Department issued final regulations applicable to the Company’s position with respect to the U.S. taxability of foreign earnings under the global intangible low taxed income

(also known as “GILTI”) regime and the deductibility of interest expense under IRC Section 163(j). These regulations did not have a material impact to the Company's income tax positions.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company does not expect that the NOL carryback provision of the CARES Act will result in a material cash benefit. In addition, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification increased the allowable interest expense deduction of the Company, resulting in less taxable income for fiscal year 2020, but did not have a material impact on the fiscal year 2021 provision for income taxes. Also, under the CARES Act, AMT credits not previously refunded for the 2018 tax year are refundable in the 2019 taxable year rather than in years 2019-2021, and taxpayers can elect to claim 100% of the AMT credits in the first taxable year beginning in 2018 by applying for a tentative refund claim on or before December 31, 2020. The Company has made this election by applying for a tentative refund claim. The Company took advantage of the deferred payment payroll taxes provision, resulting in decreased deductible payroll tax payments, and increased taxable income, in fiscal years 2020 and 2021. Similarly, other aspects of the CARES Act did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
In future years, repatriations of cash will generally be tax-free in the U.S. However, withholding taxes in China may still apply to any such future repatriations. Management has not changed its indefinite investment assertions regarding to the portion of accumulated earnings and profits in China that may be repatriated in the future. Accordingly, management estimates that future repatriations of cash from China may result in approximately $0.8 million of withholding tax. There would be no offsetting foreign tax credits in the U.S. and as such, this potential liability is a direct cost associated with actual repatriations. Withholding taxes will not apply to future repatriations from Mexico or Vietnam.
The Company expects to repatriate a portion of its foreign earnings based on increased net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company expects to repatriate approximately $7.5 million from China, in the future. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.

The Company’s effective tax rate differs from the federal tax rate as follows:

	Fiscal Year Ended
	July 3, 2021	June 27, 2020	June 29, 2019
	(in thousands)
Federal income tax provision (benefit) at statutory rates	$1,242	$907	$(1,836)
State income taxes, net of federal tax effect	76	90	(158)
Foreign tax rate differences	(36)	336	251
Tax rate change	184	—	—
Provisional transition tax on accumulated foreign earnings	—	—	(384)
Effect of income tax credits	(413)	(310)	(861)
Previously unrecognized tax benefits	(296)	(1,345)	—
Effect of repatriation of foreign earnings, net	(61)	—	(42)
Goodwill write-off	—	—	1,726
Global Intangible Low-Taxed Income (GILTI) tax	34	—	150
Provision to return reconciliation	50	(241)	630
Equity compensation shortfall	572	—	—
Other	220	124	(234)
Income tax provision (benefit)	$1,572	$(439)	$(758)
The domestic and foreign components of income (loss) before income taxes were:

	Fiscal Year Ended
	July 3, 2021	June 27, 2020	June 29, 2019
	(in thousands)
Domestic	$2,839	$1,142	$(12,220)
Foreign	3,074	3,177	3,480
Income (loss) before income taxes	$5,913	$4,319	$(8,740)

Deferred income tax assets and liabilities consist of the following at:

	July 3, 2021	June 27, 2020
	(in thousands)
Deferred tax assets:
Net operating loss	$465	$184
Tax credit carryforwards, net	3,581	5,961
Inventory	1,190	1,426
Identifiable intangibles	432	493
Accruals	3,132	2,847
Mart-to-market adjustments	—	415
ASC 606 deferred costs	4,670	1,943
Lease liabilities	2,909	3,201
Other	385	212
Deferred income tax assets	$16,764	$16,682
Deferred tax liabilities:
Accrued withholding tax - unremitted earnings	(754)	(820)
Fixed assets	(794)	(566)
Right-of-use assets	(2,930)	(3,290)
Mart-to-market adjustments	(816)	—
ASC 606 accelerated revenue	(672)	(1,344)
Other	(1,142)	(718)
Deferred income tax liabilities	$(7,108)	$(6,738)
Net deferred income tax assets	$9,656	$9,944
Balance sheet caption reported in:
Long-term deferred income tax asset	$9,656	$10,178
Long-term deferred income tax liability	—	(234)
Net deferred income tax asset	$9,656	$9,944
Uncertain Tax Positions:
The Company has R&D tax credits that approximate $6.1 million that have 20-year carryforwards before expiring. The Company’s R&D tax credits expire in various fiscal years from 2034 to 2041.
As of July 3, 2021, the Company had unrecognized tax benefits of $2.6 million related to its gross R&D tax credits. The unrecognized tax benefits relate to certain R&D tax credits generated from 2004 to 2021.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	July 3, 2021	June 27, 2020	June 29, 2019
	(in thousands)
Beginning Balance	$2,863	$4,099	$4,011
Additions based on tax positions related to the current year	193	109	88
Adjustment to prior year tax positions	2,102	—	—
Lapse of statute of limitations	(295)	(1,345)	—
Ending Balance	$4,863	$2,863	$4,099
Of the $4.863 million of unrecognized tax benefits at the end of fiscal year 2021, $2.6 million, if recognized, would reduce the effective tax rate. Management does not anticipate any material changes to this amount during the next 12 months.
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

	Fiscal Year Ended (in thousands, except per share information)
	July 3, 2021	June 27, 2020	June 29, 2019
Net income (loss)	$4,341	$4,758	$(7,982)
Weighted average shares outstanding– basic	10,760	10,760	10,760
Effect of dilutive common stock awards	286	56	—
Weighted average shares outstanding – diluted	11,046	10,816	10,760
Net income (loss) per share – basic	$0.40	$0.44	$(0.74)
Net income (loss) per share – diluted	$0.39	$0.44	$(0.74)
Antidilutive SARs not included in diluted earnings per share	314	720	985
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
On July 23, 2020, the Company granted 155,000 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $6.94 and a grant date fair value of $2.32. As of July 3, 2021, 150,000 remain outstanding. The grant date fair value for the awards granted during fiscal year 2021, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of July 23, 2020:

Fiscal Year 2021
July 23, 2020
Expected dividend yield	—%
Risk – free interest rate	0.17%
Expected volatility	42.85%
Expected life	4.00

On July 26, 2019, the Company granted 175,000 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $4.93 and a grant date fair value of $1.23. As of July 3, 2021, 140,000 remain outstanding. The grant date fair value for the awards granted during fiscal year 2020, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of July 26, 2019:

Fiscal Year 2020
July 26, 2019
Expected dividend yield	—%
Risk – free interest rate	1.54%
Expected volatility	28.50%
Expected life	4.00
On July 27, 2018, the Company granted 161,250 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $8.17 and a grant date fair value of $2.27. As of July 3, 2021, 116,250 remain outstanding. The grant date fair value for the awards granted during fiscal year 2019, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of July 27, 2018:

Fiscal Year 2019
July 27, 2018
Expected dividend yield	—%
Risk – free interest rate	2.80%
Expected volatility	29.75%
Expected life	4.00
Subsequent to July 3, 2021, the Company granted 165,000 SARs with a strike price of $7.17 and a grant date fair value of $2.73.
Share-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. Share-based compensation expense for fiscal years ended July 3, 2021, June 27, 2020 and June 29, 2019 was $0.2 million, $0.3 million and $0.4 million, respectively.
The Black-Scholes option valuation model is used by the Company for estimating the fair value of SARs. Option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. Changes in these assumptions can materially affect the fair value estimates.
There were 20,000 SARs exercised with an immaterial amount of intrinsic value in fiscal year 2021. There were no SARs exercised during fiscal year 2020 or 2019.
As of July 3, 2021, total unrecognized compensation expense related to nonvested share-based compensation arrangements was approximately $0.3 million. This expense is expected to be recognized over a weighted-average period of 1.81 years.

The following table summarizes the Company’s Options and SARs activity for all plans from July 1, 2018 through July 3, 2021:

	SARs Available For Grant	SARs Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balances, July 1, 2018	404,335	1,074,999	$79	$8.90	2.3
Shares authorized	—			—
SARs granted	(161,250)	161,250		8.17
SARs forfeited	250,833	(250,833)		10.59
SARs exercised	—	—	—	—
Balances June 30, 2019	493,918	985,416	$—	$8.35	1.7
Shares authorized	—			—
SARs granted	(175,000)	175,000		4.93
SARs forfeited	290,833	(290,833)		7.71
SARs exercised	—	—	—	—
Balances, June 27, 2020	609,751	869,583	$—	$7.87	1.9
Shares authorized	—			—
SARs granted	(155,000)	155,000		6.94
SARs forfeited	213,333	(213,333)		9.88
SARs exercised	20,000	(20,000)	—	7.72
Balances, July 3, 2021	688,084	791,250	$—	$7.15	1.9
Exercisable at July 3, 2021		385,000	$—	$7.73	0.6
Additional information regarding SARs outstanding and exercisable as of July 3, 2021, is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs.)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$4.40 – $7.90	477,500	2.6	$6.48	187,500	$7.26
7.91 – 9.91	313,750	0.3	8.17	197,500	8.17
$4.40 to $11.34	791,250	1.9	$7.15	385,000	$7.73
The Company has defined contribution plans available to U.S. employees who have attained age 21. Company contributions to the plans were approximately $0.9 million, $0.8 million, and $0.9 million during fiscal years 2021, 2020 and 2019, respectively.
9. COMMITMENTS AND CONTINGENCIES
Leases: As of July 3, 2021, June 27, 2020 and June 29, 2019, the Company did not have any property and equipment financed under finance leases. Please refer to Note 16 for information regarding operating lease commitments.
Rental expense under operating leases was approximately $4.5 million, $4.2 million, and $5.0 million during fiscal years 2021, 2020 and 2019, respectively.
Warranty Costs: The Company provides warranties on certain product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. As of July 3, 2021 and June 27, 2020, the reserve for warranty costs was approximately $25,000 and $15,000, respectively.
If actual return rates and/or repair and replacement costs differ significantly from estimates, adjustments to recognize additional cost of sales may be required in future periods. Warranty expense for fiscal years 2021, 2020 and 2019 was related to workmanship claims on certain contract manufacturing products.

Litigation: The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Internal Investigation: During fiscal 2021, the Company’s Audit Committee completed an internal investigation arising from a notification from an employee regarding certain alleged accounting irregularities. In January 2021, the Company determined that improper accounting resulted in an understatement of cost of goods sold and an overstatement of inventories. Subsequent to the matter identified in January 2021, additional inventory accounting errors unrelated to the investigation were also identified by management. The investigation did not result in a restatement of our previously filed financial statements. The Company is cooperating with the Securities and Exchange Commission’s (the “SEC”) inquiries related to the internal investigation. The Company cannot currently form an estimate of any possible loss or range of loss, including any potential monetary penalties; or other remedies potentially imposed by the SEC.
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
10. DERIVATIVE FINANCIAL INSTRUMENTS
As of July 3, 2021, the Company had outstanding foreign currency forward contracts with a total notional amount of $10.6 million. The maturity dates for these contracts and swaps extend through December 2021. As of July 3, 2021, the net amount of unrealized gain expected to be reclassified into earnings within the next 12 months is approximately $2.8 million. During the fiscal year ended July 3, 2021, the Company did not enter into any foreign currency forward contracts and settled $26.1 million of such contracts. During the fiscal year ended June 27, 2020, the Company entered into $23.8 million of foreign currency forward contracts and settled $26.7 million of such contracts. During the fiscal year ended June 29, 2019, the Company entered into $19.2 million of foreign currency forward contracts and settled $25.9 million of such contracts.
Subsequent to July 3, 2021, the Company entered into $13.9 million of additional foreign currency forward contracts that extended our hedge position through June 2022.
As of July 3, 2021, the aggregate notional amount of the Company’s outstanding foreign currency contracts along with their unrealized gains (losses) are expected to mature as summarized below (in thousands):

Quarter Ending	Notional Contracts and Swaps in MXN	Notional Contracts and Swaps in USD	Estimated Fair Value
October 2, 2021	$146,373	$5,502	$1,874
January 1, 2022	$137,973	$5,129	$1,740
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

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of July 3, 2021 and June 27, 2020 (in thousands):

		July 3, 2021	June 27, 2020
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts & swaps	Other current assets	$3,614	$—
Foreign currency forward contracts & swaps	Other long-term assets	$—	$1,097
Foreign currency forward contracts & swaps	Other current liabilities	$—	$(1,960)
Foreign currency forward contracts & swaps	Other long-term liabilities	$—	$(17)
Interest rate swaps	Other current liabilities	$—	$(347)
Interest rate swaps	Other long-term liabilities	$—	$(610)
The following table summarizes the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the fiscal year 2021 (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 27, 2020	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of July 3, 2021
Forward contracts	Cost of sales	$(759)	$4,621	$(1,141)	$2,721
Interest rate swap	Interest expense	(741)	(223)	315	(649)
Total		$(1,500)	$4,398	$(826)	$2,072
The following table summarizes the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the fiscal year 2020 (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 29, 2019	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of June 27, 2020
Forward contracts	Cost of sales	$2,424	$(865)	$(2,318)	$(759)
Interest rate swap	Interest expense	2	(782)	39	(741)
Total		$2,426	$(1,647)	$(2,279)	$(1,500)
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
As of July 3, 2021, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our line of credit and foreign currency risk resulting from our China operations. The Company does not currently manage these risk exposures by using derivative instruments.
11. FAIR VALUE MEASUREMENTS
The Company has adopted ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and expands disclosures about fair value measurements. There are three levels of fair value hierarchy inputs used to value assets and liabilities which include: Level 1 – inputs are quoted market prices for identical assets or liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – inputs are unobservable inputs for the asset or liability. There have been no changes in the fair value methodologies used at July 3, 2021 and June 27, 2020.

The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of July 3, 2021 and June 27, 2020 (in thousands):

	July 3, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$3,614	$—	$3,614

	June 27, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	—	1,097	—	$1,097
Financial Liabilities:
Interest rate swaps	$—	$(957)	$—	$(957)
Foreign currency forward contracts & swaps	$—	$(1,977)	$—	$(1,977)
The Company currently has forward contracts to hedge known future cash outflows for expenses denominated in the Mexican peso and had an interest rate swap to mitigate risk associated with certain borrowings under the Company’s debt arrangement. These contracts are measured on a recurring basis based on the foreign currency spot rates and forward rates quoted by banks or foreign currency dealers. These contracts are marked to market using level 2 input criteria every quarter with the unrealized gain or loss, net of tax, reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), as they qualify for hedge accounting.
The carrying values of cash and cash equivalents, accounts receivable, and current liabilities are reflected on the balance sheets at July 3, 2021 and June 27, 2020, reasonably approximate their fair value.
The Company’s long-term debt, which is measured at amortized cost, primarily consists of an asset-based revolving credit facility, lease liability, and equipment loans. These borrowings bear interest at LIBOR plus 2.5% per the loan agreement. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in Note 4.
As a result of the determinable market rates for our asset-based revolving credit facility and equipment loans, they are classified within Level 2 of the fair value hierarchy. Further, the carrying value of each of these instruments reasonably approximates their fair value as of July 3, 2021 and June 27, 2020.

12. ENTERPRISE-WIDE DISCLOSURES
Operating segments are defined in ASC Topic 280, Segment Reporting as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of July 3, 2021, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services as this is the only discrete financial information that is regularly reviewed by the chief operating decision maker. This segment provides integrated electronic and mechanical engineering, assembly, sourcing and procurement, logistics, and new product testing for our customers.
Products and Services
Of the revenues for the years ended July 3, 2021, June 27, 2020, and June 29, 2019, contract manufacturing sales and services were $518.7 million, $449.5 million and $463.9 million, respectively. Keyboard sales for the years ended July 3, 2021, June 27, 2020, and June 29, 2019 were $550, $4,000 and $0.1 million, respectively.
Geographic Areas
Net sales and long-lived assets (property, plant, and equipment) by geographic area for the years ended and as of July 3, 2021, June 27, 2020 and June 29, 2019 are summarized in the following table. Net sales set forth below are based on the shipping destination. Long-lived assets information is based on the physical location of the asset and includes property, plant and equipment, net, and operating lease right-of-use assets, net.

	Fiscal Year Ended
	(in thousands)
	2021	2020	2019
Geographic net sales:
Domestic (U.S.)	$372,217	$338,766	$357,341
Foreign	146,481	110,714	106,703
Total	$518,698	$449,480	$464,044

Long-lived assets:
United States	$20,949	$21,078	$9,658
Mexico	24,089	20,828	17,781
Vietnam	5,919	6,567	1,220
China	523	859	754
Total	$51,480	$49,332	$29,413
Percentage of net sales made to customers located in the following countries:

	Fiscal Year Ended
	2021	2020	2019
United States	72%	75%	77%
China	25	19	19
Other foreign countries (a)	3	5	3
Canada	—	1	1
Total	100%	100%	100%
(a) No other individual foreign country accounted for 10% or more of the foreign sales in fiscal years 2021, 2020 or 2019.

Significant Customers
The percentage of net sales to and trade accounts receivables from significant customers were as follows:

	Percentage of Net Sales Fiscal Year			Percentage of Trade Accounts Receivable Fiscal Year
	2021	2020	2019	2021	2020
Customer A	24%	18%	17%	15%	14%

13. QUARTERLY FINANCIAL DATA (Unaudited)

	Fiscal Year Ended July 3, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$123,207	$128,262	$134,600	$132,629
Gross profit	10,015	10,622	11,096	10,306
Income before income taxes	2,115	1,872	1,556	370
Net income	1,719	1,580	867	175
Net income per share - basic	$0.16	$0.15	$0.08	$0.02
Net income per share - diluted	$0.16	$0.14	$0.08	$0.02
Weighted average shares outstanding
Basic	10,760	10,760	10,760	10,762
Diluted	11,040	11,385	11,429	11,169

	Fiscal Year Ended June 27, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$105,285	$116,722	$111,455	$116,018
Gross profit	9,273	8,122	9,248	8,606
Income before income taxes	1,829	974	1,010	506
Net income	1,552	824	910	1,472
Net income per share - basic	$0.14	$0.08	$0.08	$0.14
Net income per share - diluted	$0.14	$0.08	$0.08	$0.14
Weighted average shares outstanding
Basic	10,760	10,760	10,760	10,760
Diluted	10,805	10,877	10,885	10,832

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
Amortization expense related to intangible assets was approximately $0.6 million for the year ended June 29, 2019.
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
During fiscal 2021, 2020 and 2019, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional.
The following table summarizes the activity in the Company’s contract assets during the twelve months ended July 3, 2021 (in thousands):

Contract Assets
Beginning balance, June 27, 2020	$23,753
Revenue recognized	509,621
Amounts collected or invoiced	(508,593)
Ending balance, July 3, 2021	$24,781
The following table summarizes the activity in the Company’s contract assets during the twelve months ended June 27, 2020 (in thousands):

Contract Assets
Beginning balance, June 29, 2019	22,161
Revenue recognized	441,405
Amounts collected or invoiced	(439,813)
Ending balance, June 27, 2020	$23,753

The Company’s cumulative effect adjustment at July 1, 2018 was $11.9 million. Revenue recognized in FY2019 was $448.0 million with $437.7 million collected or invoiced, resulting in an ending balance of $22.2 million as of June 29, 2019.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the twelve months ended July 3, 2021 and the twelve months ended June 27, 2020 (in thousands):

	Revenue
Recognition	July 3, 2021	June 27, 2020	June 29, 2019
Over-Time	$509,621	$441,405	$458,256
Point-in-Time	9,077	8,075	5,788
Total	$518,698	$449,480	$464,044

Revenues and associated costs from engineering design, development services and tooling, which are performed under contract of short term durations, are recognized over time as the services are performed. Revenue from engineering design, development services and tooling represented approximately 5.6%, 3.3% and 2.9% of total revenue in fiscal year 2021, 2020 and 2019, respectively.
16. LEASES
As a result of adopting ASC 842 as of June 30, 2019, the Company recognized an right of use asset of $21.4 million, a corresponding lease liability of $20.4 million, a reduction in prepaid rent of $0.4 million, a reduction of favorable lease agreement intangible of $0.7 million, and no adjustment to retained earnings or future P&L impact.
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
For operating leases, management assumed a discount rate of 4% - 5.9%. The weighted average discount rate is disclosed in the tables below.

The components of lease expense were as follows as of July 3, 2021 and June 27, 2020 (in thousands):

		Year Ended	Year Ended
Lease cost	Classification	July 3, 2021	June 27, 2020
Operating lease cost	Cost of sales	$4,818	$4,511
Operating lease cost	Selling, general and administrative expenses	1,270	1,266
Total lease cost		$6,088	$5,777

Fixed lease cost		$4,943	$5,335
Short-term lease cost		$1,145	$442
Total lease cost		$6,088	$5,777

Amounts reported in the Consolidated Balance Sheet as of July 3, 2021 and June 27, 2020 were (in thousands, except weighted average lease term and discount rate):

	July 3, 2021	June 27, 2020
Operating Leases:
Operating lease right of use assets	$15,745	$17,568
Operating lease liabilities (1)	15,653	17,173

Weighted-average remaining lease term (in years)
Operating leases	5.95	6.46

Weighted-average discount rate
Operating leases	4.05%	4.07%

(1) For fiscal year 2021 and 2020, the current portion of the total operating lease liabilities is classified under Other Current Liabilities.

Other information related to leases was as follows (in thousands):

	July 3, 2021	June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,976	4,237

Future lease payments under non-cancellable leases as of July 3, 2021 are as follows (in thousands):

Fiscal Years Ending	Operating Leases
2022	$4,225
2023	3,140
2024	2,526
2025	2,427
2026	1,865
Thereafter	4,125
Total undiscounted lease payments	18,308
Less: present value discount	2,655
Total lease liabilities	$15,653

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

Item 9A:	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our Company’s Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures.
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of July 3, 2021, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of July 3, 2021. This assessment was based on the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of July 3, 2021, the Company’s internal control over financial reporting is effective based on that criteria.
The effectiveness of the Company's internal control over financial reporting as of July 3, 2021 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
As previously disclosed, in January 2021, the Company determined that improper accounting resulted in an understatement of cost of goods sold and an overstatement of inventory during the fourth quarter of fiscal year 2020 and the first six months of fiscal year 2021. Subsequent to the matter identified in January 2021, additional inventory accounting errors unrelated to the investigation were also identified by management. As a result, we previously disclosed a material weakness in internal control over financial reporting as of December 26, 2020 and April 3, 2021, in our Quarterly Reports on Form 10-Q for such periods. The material weakness related to the design and operating effectiveness of certain controls over the accounting for inventory as well as the Company’s monitoring activities as it pertained to accounting for inventory at its domestic facilities. During the third and fourth quarters of fiscal year 2021, management implemented, and continues to implement, the following actions to remediate the material weakness and help prevent reoccurrence:
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
•provided enhanced training to financial and operational personnel related to accounting principals generally accepted in the United States, with an emphasis in inventory and the ASC 606 revenue recognition standard;
•implementing a system upgrade to simplify the process for determining the cost of inventory items and providing related training to employees regarding the new system functionality;

•continue to provide additional training to control owners performing certain controls over the accounting for inventory; and,
•continue to enhance the design of our monitoring control activities, specifically financial and operational oversight, at each facility.
During the fourth quarter of fiscal year 2021, we completed our testing of operating effectiveness of the remedial actions implemented and found that our controls are designed and operating effectively. As a result, we concluded that the material weakness has been remediated as of July 3, 2021.
Except for the remediation actions with respect to the material weakness described above, there have been no significant changes in our internal controls over financial reporting during our fourth fiscal quarter ended July 3, 2021 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Key Tronic Corporation
Spokane Valley, Washington
Opinion on Internal Control over Financial Reporting

We have audited Key Tronic Corporation’s (the “Company’s”) internal control over financial reporting as of July 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 3, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of July 3, 2021 and June 27, 2020, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended July 3, 2021, and the related notes and schedule and our report dated September 16, 2021 expressed an unqualified opinion thereon.
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
September 16, 2021

Item 9B:	OTHER INFORMATION
None
PART III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
Information on the nominees for election as Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2021 fiscal year.
Executive Officers of the Registrant
This information is included in a separate item captioned “Executive Officers of the Registrant” in Item 1 of Part 1 of this report pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
Compliance with Section 16(a) of the Exchange Act:
Information under the caption “Delinquent Section 16(a) Reports” in the Company’s 2021 Proxy Statement is incorporated herein by this reference.
Code of Conduct
The Board of Directors has adopted a written Code of Conduct which applies to its directors and employees, including its executive officers. The Code of Conduct is available on the Company’s website at www.keytronic.com. The Company intends to disclose on its website any amendments to or waivers of the Code of Conduct.

Item 11:	EXECUTIVE COMPENSATION
Information appearing under the caption “Executive Compensation” in the Company’s 2021 Proxy Statement is incorporated herein by this reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of July 3, 2021.
EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	791,250	$7.15	688,084
Equity compensation plans not approved by security holders	—	$—	—
Total	791,250	$7.15	688,084
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
Information under the caption “Beneficial Ownership of Securities” in the Company’s 2021 Proxy Statement is incorporated herein by this reference.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the caption “Related Person Transactions” and “Directors’ Independence” in the Company’s 2021 Proxy Statement is incorporated herein by this reference.

Item 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information appearing under the caption “Principal Accountant Fees and Services” in the Company’s 2021 Proxy Statement is incorporated herein by this reference.
PART IV

Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. FINANCIAL STATEMENTS

2. SCHEDULES

II. Consolidated Valuation and Qualifying Accounts	70
Other schedules are omitted because of the absence of conditions under which they are required, or because required information is given in the financial statements or notes thereto.

3. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation

3.2	Bylaws, as amended

4.1	Description of the Company’s securities

10.1*	Amended and Restated 1990 Stock Option Plan for Non-Employee Directors, as amended, incorporated by reference to the Company’s 1997 Proxy Statement dated October 10, 1997 (Proposal 2)

10.2*	1995 Executive Stock Option Plan, incorporated by reference to the Company’s 1995 Proxy Statement, pages 19-22 (Proposal 3)

10.3*	2000 Employee Stock Option Plan, incorporated by reference to the Exhibits to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.4*	Officers’ Employment Contracts, incorporated by reference to the Company’s 1998 Proxy Statement, pages 10 and 11

10.5*	Addenda to Officers’ Employment Contracts, incorporated by reference to Exhibits to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.6*	Description of Retention Bonus Plan, incorporated by reference to the Exhibits to the Company’s 10-Q for the quarter ended December 28, 2002

10.7*	Addenda to Officers’ Employment Contracts, incorporated by reference to Exhibits to the Company’s Form 10-K for the year ended June 29, 2002

10.8	Promise to execute a Purchase and Sale Agreement with Key Safety Systems de Mexico, S.A. de C.V., incorporated by reference to the Exhibit to the Company’s Form 8-K filed April 26, 2005

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

10.43*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2020 and Fiscal Years 2020 – 2022 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 30, 2019

10.44*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2021 and Fiscal Years 2021 – 2023 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 27, 2020

10.45*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2022 and Fiscal Years 2022 – 2024 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 13, 2021

10.46
Loan and Security Agreement, dated August 14, 2020, among the Company, Bank of America, N.A, and certain other parties, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 17, 2020

10.47
Second Amendment to Loan and Security Agreement, dated September 3, 2021, among the Company, Bank of America, N.A, and certain other parties, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 10, 2021

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

SCHEDULE II
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED JULY 3, 2021, JUNE 27, 2020, AND JUNE 29, 2019

	Fiscal Year Ended
	2021	2020	2019
	(in thousands)
Allowance for Obsolete Inventory
Balance at beginning of year	$1,968	$1,792	$1,458
Provisions	753	136	91
Dispositions	(1,296)	40	243
Balance at end of year	$1,425	$1,968	$1,792
Allowance for Doubtful Accounts
Balance at beginning of year	$609	$58	$—
Provisions (Recovery)	117	551	58
Write-offs	(451)	—	—
Balance at end of year	$275	$609	$58

Item 16:	FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 16, 2021

KEY TRONIC CORPORATION

By:	/s/ Craig D. Gates
Craig D. Gates, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Craig D. Gates	September 16, 2021
Craig D. Gates	Date
Director and President and Chief Executive Officer (Principal Executive Officer)

/s/ Brett R. Larsen	September 16, 2021
Brett R. Larsen	Date
Executive Vice President of Administration, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Ronald F. Klawitter	September 16, 2021
Ronald F. Klawitter, Director	Date

/s/ James R. Bean	September 16, 2021
James R. Bean, Director	Date

/s/ Subodh K. Kulkarni	September 16, 2021
Subodh K. Kulkarni, Director	Date

/s/ Yacov A. Shamash	September 16, 2021
Yacov A. Shamash, Director	Date

/s/ Patrick Sweeney	September 16, 2021
Patrick Sweeney, Director and Chairman of the Board	Date