Form 10-Q
period 2021-10-02
KEY TRONIC CORP
filed 2021-11-10
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2021, 10,761,871 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” and “Key Tronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands; except share data)

	October 2, 2021	July 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,544	$3,473
Trade receivables, net of allowance for doubtful accounts of $303 and $275	126,453	110,324
Contract assets	23,651	24,781
Inventories, net	143,131	137,329
Other	29,554	23,345
Total current assets	324,333	299,252
Property, plant and equipment, net	31,198	35,735
Operating lease right-of-use assets, net	18,994	15,745
Other assets:
Deferred income tax asset	10,252	9,656
Other	6,554	1,458
Total other assets	16,806	11,114
Total assets	$391,331	$361,846
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,659	$92,823
Accrued compensation and vacation	8,476	11,471
Current portion of debt, net	3,951	2,143
Other	17,938	20,268
Total current liabilities	142,024	126,705
Long-term liabilities:
Term loans	7,463	7,906
Revolving loan	100,760	90,362
Operating lease liabilities	13,727	11,428
Other long-term obligations	4,300	1,740
Total long-term liabilities	126,250	111,436
Total liabilities	268,274	238,141
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,762 and 10,762 shares, respectively	47,249	47,181
Retained earnings	75,267	74,452
Accumulated other comprehensive income	541	2,072
Total shareholders’ equity	123,057	123,705
Total liabilities and shareholders’ equity	$391,331	$361,846
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	October 2, 2021	September 26, 2020
Net sales	$132,762	$123,207
Cost of sales	122,624	113,192
Gross profit	10,138	10,015
Research, development and engineering expenses	2,449	2,245
Selling, general and administrative expenses	5,595	4,974
Total operating expenses	8,044	7,219
Operating income	2,094	2,796
Interest expense, net	992	681
Income before income taxes	1,102	2,115
Income tax provision	287	396
Net income	$815	$1,719
Net income per share — Basic	$0.08	$0.16
Weighted average shares outstanding — Basic	10,762	10,760
Net income per share — Diluted	$0.07	$0.16
Weighted average shares outstanding — Diluted	11,052	11,040
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	October 2, 2021	September 26, 2020
Comprehensive income (loss):
Net income	$815	$1,719
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	(1,531)	1,268
Comprehensive income (loss)	$(716)	$2,987
Other comprehensive income (loss) for the three months ended October 2, 2021 and September 26, 2020, is reflected net of tax expense (benefit) of approximately $(0.3) million and $1.5 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Three Months Ended
	October 2, 2021	September 26, 2020
Operating activities:
Net income	$815	$1,719
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,335	1,752
Amortization of interest rate swap	75	—
Amortization of deferred loan costs	32	13
Provision for obsolete inventory	138	178
Provision for warranty	75	19
Provision for doubtful accounts	26	—
Share-based compensation expense	68	63
Deferred income taxes	(220)	(81)
Changes in operating assets and liabilities:
Trade receivables	(16,155)	(5,449)
Contract assets	1,130	(705)
Inventories	(5,940)	(4,949)
Other assets	(7,092)	292
Accounts payable	18,835	(1,059)
Accrued compensation and vacation	(2,995)	(2,787)
Other liabilities	(4,753)	1,555
Cash used in operating activities	(14,626)	(9,439)
Investing activities:
Purchase of property and equipment	(1,791)	(3,186)
Cash used in investing activities	(1,791)	(3,186)
Financing activities:
Payment of financing costs	(80)	(307)
Proceeds from issuance of long term debt	5,055	5,000
Interest rate swap termination fee	—	(925)
Repayments of long term debt	(532)	(10,842)
Borrowings under revolving credit agreement	151,916	45,975
Repayments of revolving credit agreement	(141,470)	(25,358)
Principal payments on finance leases	(401)	—
Cash provided by financing activities	14,488	13,543
Net (decrease) increase in cash and cash equivalents	(1,929)	918
Cash and cash equivalents, beginning of period	3,473	553
Cash and cash equivalents, end of period	$1,544	$1,471
Non-cash investing activities:
Beneficial interest in transferred receivables	—	(9)
Supplemental cash flow information:
Interest payments	$999	$578
Income tax payments, net of refunds	$210	$351
Recognition of operating lease liabilities and right-of-use assets	$4,695	$—
Recognition of financing lease liabilities and right-of-use assets	$4,456	$—
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands; except share data)

	Three Months Ended
	October 2, 2021	September 26, 2020
Total shareholders’ equity, beginning balances	$123,705	$115,557

Common stock (shares):
Beginning balances	10,762	10,760
Exercise of stock appreciation rights	—	—
Ending balances	10,762	10,760

Common stock:
Beginning balances	$47,181	$46,946
Share-based compensation	68	63
Ending balances	47,249	47,009

Retained Earnings:
Beginning balances	$74,452	$70,111
Net income	815	1,719
Ending balances	75,267	71,830

Accumulated other comprehensive income:
Beginning balances	$2,072	$(1,500)
Unrealized gain (loss) on hedging instruments, net	(1,531)	1,268
Ending balances	541	(232)
Total shareholders’ equity, ending balances	$123,057	$118,607
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation
The consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021.
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The quarters ended October 2, 2021 and September 26, 2020 were 13 week periods, respectively. Fiscal year 2022 will end on July 2, 2022, which is a 52 week year. Fiscal year 2021 which ended on July 3, 2021, was a 53 week year.
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
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which modifies certain provisions of ASC 740, Income Taxes, in an effort to reduce the complexity of accounting for income taxes. ASU 2019-12 became effective for the Company during the first quarter of fiscal year 2022. Implementation of this standard does not have a material impact on our consolidated financial position, results of operations, or cash flows.
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

3.Inventories
Total inventory as of October 2, 2021 is $143.1 million which is net of $23.9 million of reserves, customer payments, and customer deposits compared to $137.3 million which is net of $14.9 million in reserves, customer payments, and customer deposits as of July 3, 2021. Substantially all of the Company’s inventory balances are raw materials.
4.Long-Term Debt
On September 3, 2021, the Company entered into an amendment to the Company’s current loan agreement with Bank of America. The amendment increases the Company’s current credit facility of $93 million to $120 million, subject to the Company’s borrowing base, maturing on September 3, 2026. As of October 2, 2021, the Company had an outstanding balance under the asset-based revolving credit facility of $101.3 million, $0.3 million in outstanding letters of credit and $12.0 million available for future borrowings.
As of July 3, 2021, the Company had an outstanding balance under the credit facility with Bank of America of $90.9 million, $0.3 million in outstanding letters of credit and $2.1 million available for future borrowings.
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
On August 14, 2020, the Company also entered into a $5.0 million equipment financing facility relating to the Company’s existing U.S. manufacturing equipment that bears interest at 4.85% and matures on August 14, 2025. Under this loan agreement, equal monthly payments of approximately $94,000 commenced on September 14, 2020 and will continue through the maturity of the equipment financing facility on August 14, 2025. As of October 2, 2021, the Company had an outstanding balance of $4.0 million. As of July 3, 2021, the Company had an outstanding balance of $4.2 million under the Bank of America equipment term loan agreement.
On November 24, 2020, the Company entered into a $6.0 million equipment financing facility related to the Company’s existing manufacturing equipment that bears interest at 5.52% and matures on April 24, 2026. Under this loan agreement, equal monthly payments of $100,000 commenced on May 24, 2021 and will continue through the maturity of the equipment financing facility on April 24, 2026. As of October 2, 2021, the Company had an outstanding balance of $5.5 million. As of July 3, 2021, the Company had an outstanding balance of $5.8 million.
The interest rates on outstanding debt as of October 2, 2021 range from 3.25% - 5.52% compared to 3.25% - 5.52% as of July 3, 2021.

Debt maturities as of October 2, 2021 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2022 (1)	$1,611
2023	2,190
2024	2,239
2025	2,290
2026	1,187
Thereafter	101,332
Total debt	$110,849
Unamortized debt issuance costs	(572)
Long-term debt, net of debt issuance costs	$110,277
    (1) Represents scheduled payments for the remaining nine-month period ending July 2, 2022.
The Company must comply with certain financial covenants, including a fixed charge coverage ratio and a cash flow leverage ratio. The credit agreement requires the Company to grant certain inspection rights to Bank of America, limit or restrict the Company’s cash management; limit or restrict the ability of the Company to incur additional liens, make acquisitions or investments, incur additional indebtedness, engage in mergers, consolidations, liquidations, dissolutions, or dispositions, pay dividends or other restricted payments, prepay certain indebtedness, engage in transactions with affiliates, and use proceeds. The Company was in compliance with all financial covenants as of October 2, 2021.
5.Income Taxes
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
Repatriations of cash will generally be tax-free in the U.S. However, withholding taxes in China may still apply to any such future repatriations. Management has not changed its indefinite investment assertions with regard to the portion of accumulated earnings and profits in China that may be repatriated in the future. Accordingly, management estimates that future repatriations of cash from China may result in approximately $0.7 million of withholding tax. We do not anticipate there would be any offsetting foreign tax credits in the U.S. and as such, this potential liability is a direct cost associated with actual repatriations. Withholding taxes would not apply to future repatriations from Mexico or Vietnam.
The Company has available approximately $6.4 million of gross federal research and development tax credits as of October 2, 2021. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of October 2, 2021, the Company has recorded $2.6 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $3.8 million.
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
On January 27, 2021, the Company received official notice from the Vietnamese tax authorities, confirming tax benefits awarded (the “Tax Holiday”) related to the Company’s principal product line in Vietnam. The tax rate related to this product line will be zero percent for four years beginning with fiscal year 2021, then five percent for nine years, then ten percent for one year (as opposed to the normal twenty percent each year). Consequently, Management determined that the net operating loss in Vietnam more likely than not would result in minimal, if any, tax benefit, and the Company recorded a valuation allowance against the entire Vietnam net operating loss deferred tax asset ($0.2 million) in the third quarter of fiscal year 2021.
6.Earnings Per Share
The following table presents a reconciliation of the denominator in the basic and diluted EPS calculation and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period.

	Three Months Ended
	(in thousands, except share and per share information)
	October 2, 2021	September 26, 2020
Net income	$815	$1,719
Weighted average shares outstanding—basic	10,762	10,760
Effect of dilutive common stock awards	290	280
Weighted average shares outstanding—diluted	11,052	11,040
Net income per share—basic	$0.08	$0.16
Net income per share—diluted	$0.07	$0.16
Antidilutive SARs not included in diluted earnings per share	629	329

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
The grant date fair value for the awards granted below were estimated using the Black Scholes option valuation method:

	August 9, 2021	July 23, 2020
SARs Granted	165,000	155,000
Strike Price	$7.17	$6.94
Fair Value	$2.73	$2.32

Total share-based compensation expense recognized during the three months ended October 2, 2021 and September 26, 2020 was approximately $68,000 and $64,000, respectively.
As of October 2, 2021, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.6 million. This expense is expected to be recognized over a weighted average period of 2.39 years. No SARs were exercised during the three months ended October 2, 2021 or September 26, 2020.

8.Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $32,000 as of October 2, 2021 and $25,000 as of July 3, 2021, respectively.
9.Derivative Financial Instruments
As of October 2, 2021, the Company had outstanding foreign currency forward contracts with a total notional amount of $19.1 million. The maturity dates for these contracts extend through June 2022. For the three months ended October 2, 2021, the Company entered into $13.9 million of foreign currency forward contracts and settled $5.5 million of contracts. During the same period of the previous year, the Company did not enter into any foreign currency forward contracts and settled $6.7 million of contracts.
As of October 2, 2021, the aggregate notional amount of the Company’s outstanding foreign currency contracts along with their unrealized gains (losses) are expected to mature as summarized below (in thousands):

Quarter Ending	Notional Contracts in MXN	Notional Contracts in USD	Estimated Fair Value
January 1, 2022	$137,973	$5,129	$1,586
April 2, 2022	$149,893	$7,224	$(23)
July 2, 2022	$141,493	$6,726	$(23)
On November 6, 2019, the Company entered into an interest rate swap contract with an effective date of November 6, 2019 and a termination date of September 30, 2022, related to the borrowings outstanding under the term loan with Wells Fargo Bank. This interest rate swap contract was terminated on August 14, 2020 when the Company entered into a loan and security agreement with Bank of America. On the date of termination this interest rate swap was in a liability position of $148,400, which will be amortized to interest expense over the original term of the swap.
On November 6, 2019, the Company entered into an interest rate swap contract with an effective date of November 6, 2019 and a termination date of November 1, 2023, related to the borrowings outstanding under the line of credit with Wells Fargo Bank. This interest rate swap contract was terminated on August 14, 2020 when the Company entered into a loan and security agreement with Bank of America. On the date of termination this interest rate swap was in a liability position of $776,500, which will be amortized to interest expense over the original term of the swap.

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of October 2, 2021 and July 3, 2021 (in thousands):

		October 2, 2021	July 3, 2021
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other current assets	$1,586	$3,614
Foreign currency forward contracts	Other current liabilities	$(46)	$—

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended October 2, 2021 and September 26, 2020, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 3, 2021	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of October 2, 2021
Forward contracts	Cost of sales	$2,721	$224	$(1,830)	$1,115
Interest rate swap	Interest expense	(649)	—	75	(574)
Total		$2,072	$224	$(1,755)	$541

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 27, 2020	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of September 26, 2020
Forward contracts	Cost of sales	$(759)	$1,043	$359	$643
Interest rate swap	Interest expense	(741)	(223)	89	(875)
Total		$(1,500)	$820	$448	$(232)

As of October 2, 2021, the net amount of unrealized gain expected to be reclassified into earnings within the next 12 months is approximately $1.2 million. As of October 2, 2021, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.
10.Fair Value Measurements
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
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of October 2, 2021 and July 3, 2021 (in thousands):

	October 2, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$1,586	$—	$1,586
Financial Liabilities:
Foreign currency forward contracts	$—	$(46)	$—	$(46)

	July 3, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$3,614	$—	$3,614
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at October 2, 2021 and July 3, 2021, reasonably approximate their fair value. The Company’s long-term debt, which is measured at amortized cost, primarily consists of an asset-based revolving credit facility, lease liability, and an equipment loan. These borrowings bear interest at LIBOR plus 2.5% per the loan agreement. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in Note 4.
As a result of the determinable market rates for our asset-based revolving credit facility and equipment loan, they are classified within Level 2 of the fair value hierarchy. Further, the carrying value of each of these instruments reasonably approximates their fair value as of October 2, 2021 and July 3, 2021.
11.Revenue
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
The Company’s sales arrangements do not contain any significant financing component for its customers.
The Company generally provides a warranty for workmanship on its manufacturing contracts. Historically, the amount of returns for workmanship issues has been de minimis under the Company’s warranties.
The Company elected to not disclose information about remaining performance obligations as they are part of contracts that that have expected durations of one year or less.
During the first three months of fiscal year 2022, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.

Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional. The following table summarizes the activity in the Company’s contract assets during the three months ended October 2, 2021 (in thousands):

Contract Assets
Beginning balance, July 3, 2021	$24,781
Revenue recognized	129,481
Amounts collected or invoiced	(130,611)
Ending balance, October 2, 2021	$23,651
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three months ended October 2, 2021 and September 26, 2020 (in thousands):

	Revenue
Recognition	Three Months Ended
	October 2, 2021	September 26, 2020
Over-Time	$129,481	$120,836
Point-in-Time	3,281	2,371
Total	$132,762	$123,207

12.Leases
The Company has several commitments under operating and financing leases for warehouses, manufacturing facilities, office buildings, and equipment with initial terms that expire at various dates during the next 1 year to 10 years.
The components of lease cost for the three months ended October 2, 2021 were (in thousands):

Lease cost	Classification	Three Months Ended
Operating lease cost	Cost of sales	$1,433
Operating lease cost	Selling, general and administrative expenses	$308

Financing lease cost	Cost of sales	$434
Financing lease cost	Selling, general and administrative expenses	$10

Total lease cost		$2,185

Fixed lease cost		$1,777
Short-term lease cost		$408
Total lease cost		$2,185

Amounts reported in the Consolidated Balance Sheet as of October 2, 2021 were (in thousands, except weighted average lease term and discount rate):

October 2, 2021
Operating Leases:
Operating lease right of use assets	$18,994
Operating lease liabilities (1)	$18,953

Weighted-average remaining lease term (in years)
Operating leases	5.73

Weighted-average discount rate
Operating leases	4.0%

Financing Leases (2):
Financing lease right of use assets	$4,948
Financing lease liabilities	$4,456

Weighted-average remaining lease term (in years)
Financing leases	2.83

Weighted-average discount rate
Financing leases	8.7%
(1) The current portion of the total operating lease liabilities of $5.2 million is classified under Other Current Liabilities, resulting in $13.7 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
(2) The total finance lease right of use assets of $4.9 million is classified under Other Long-term Assets. The current portion of the total finance lease liabilities of $1.9 million is classified under Current portion of debt, net, resulting in $2.6 million classified in Other Long-term Liabilities section of the condensed consolidated balance sheet.

Other information related to leases was as follows (in thousands):

Three Months Ended
October 2, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,446
Financing cash flows used in financing leases	$401
Future lease payments under non-cancellable leases as of October 2, 2021 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2022 (1)	$4,026	$1,477
2023	4,398	1,969
2024	3,811	1,642
2025	3,462	—
2026	2,667	—
Thereafter	4,521	—
Total undiscounted lease payments	22,885	5,088
Less: present value discount	(3,932)	(632)
Total lease liabilities	$18,953	$4,456
(1) Represents estimated lease payments for the remaining nine-month period ending July 2, 2022.
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

Executive Summary
For the first quarter of fiscal year 2022, the Company reported total revenue of $132.8 million, up 7.8% from $123.2 million in the same period of fiscal year 2021. While demand has remained strong from both new and existing customers, revenue for the first quarter of fiscal year 2022 continued to be significantly constrained by challenges related to the global materials supply chain, transportation, logistics and the pandemic.
The concentration of our top three customers’ net sales decreased to 33.0 percent of total sales in the first quarter of fiscal year 2022 from 34.7 percent in the same period of the prior fiscal year.
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
Gross profit as a percent of net sales was 7.6 percent for the first quarter of fiscal year 2022 as compared to 8.1 percent for the same quarter of the prior fiscal year. The global supply chain, transportation and logistics issues and the pandemic continued to disrupt production during the quarter. Intermittent parts supply required both factory downtime and overtime expenses, which had an adverse impact on the Company’s margins.
Operating income as a percentage of net sales was 1.6 percent for the first quarter of fiscal year 2022 compared to 2.3 percent of operating income as a percentage of net sales for the first quarter of fiscal year 2021. The decrease in operating income as a percentage of net sales was primarily driven by the decrease in gross profit as discussed above.
Net income for the first quarter of fiscal year 2022 was $0.8 million or $0.07 per diluted share, as compared to net income of $1.7 million or $0.16 per diluted share for the first quarter of fiscal year 2021. Net income for the first quarter of fiscal 2022 was also impacted by legal and other professional service expenses related to the subject of the previously disclosed internal investigation and related matters of approximately $0.4 million during the quarter.
During the first quarter of fiscal 2022, we won new programs involving industrial testing equipment, medical diagnostic products, and pharmaceutical water treatment.
Moving into the second quarter of fiscal 2022, component shortages, logistic delays and the COVID-19 crisis continue to present multiple business challenges, but we continue to see the favorable trend of contract manufacturing returning to North America. With our recent investments in new capacity in both North America and Vietnam, the Company is well-prepared for long term growth when supply chains improve.
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
From time to time, we have experienced shortages in electronic components. These shortages can result from strong demand for those components or from problems experienced by suppliers, such as shortages of raw materials. We have also experienced, and expect to continue to experience, such shortages due to the effects of the COVID-19 pandemic. These unanticipated component shortages have resulted and could continue to result in curtailed production or delays in production, which may prevent us from making scheduled shipments to customers. Our inability to make scheduled shipments could cause us to experience a reduction in sales, increase in inventory levels and costs, and could adversely affect our operating results. We are carefully monitoring potential supply chain disruptions due to ongoing tightness in the overall component environment and are working to mitigate supply chain constraint risks.
We maintain a strong balance sheet with a current ratio of 2.3 and a debt to equity ratio of 0.9 as of October 2, 2021. Total cash used in operating activities as defined on our cash flow statement was $14.6 million for the three months ended October 2, 2021. We maintain sufficient liquidity for our expected future operations and had $101.3 million in borrowings on our revolving credit facility of which $12.0 million remained available at October 2, 2021.

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
•Share-Based Compensation
•Impairment of Long-Lived Assets
•Derivatives and Hedging Activity
•Long-Term Incentive Compensation Accrual
Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended July 3, 2021, for further details.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended October 2, 2021 with the Three Months Ended September 26, 2020
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended October 2, 2021 as compared to the three months ended September 26, 2020. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	October 2, 2021	% of net sales	September 26, 2020	% of net sales	$ change	% point change
Net sales	$132,762	100.0%	$123,207	100.0%	$9,555	—%
Cost of sales	122,624	92.4%	113,192	91.9%	9,432	0.5%
Gross profit	10,138	7.6%	10,015	8.1%	123	(0.5)%
Research, development and engineering	2,449	1.8%	2,245	1.8%	204	—%
Selling, general and administrative	5,595	4.2%	4,974	4.0%	621	0.2%
Total operating expenses	8,044	6.0%	7,219	5.8%	825	0.2%
Operating income	2,094	1.6%	2,796	2.3%	(702)	(0.7)%
Interest expense, net	992	0.7%	681	0.6%	311	0.1%
Income before income taxes	1,102	0.8%	2,115	1.7%	(1,013)	(0.9)%
Income tax provision	287	0.2%	396	0.3%	(109)	(0.1)%
Net income	$815	0.6%	$1,719	1.4%	$(904)	(0.8)%
Net Sales
Net sales of $132.8 million for the first quarter of fiscal year 2022 increased by 7.8 percent as compared to net sales of $123.2 million for the first quarter of fiscal year 2021.
The $9.6 million increase in net sales from the prior year period was driven by an increase in new program wins and demand for current programs. However, partially offsetting the increase in revenue during the first quarter of fiscal year 2022, the Company’s revenue was constrained by tightening worldwide supply chain and transportation and logistics issues which delayed the arrival of key components, causing factory downtime.
Gross Profit
Gross profit as a percentage of net sales for the three months ended October 2, 2021 was 7.6 percent compared to 8.1 percent for the three months ended September 26, 2020. This 0.5 percentage point decrease was primarily a result of supply chain constraints and continued but lessening expenses related to COVID-19.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded a provision of approximately $138,000 and $178,000 for obsolete inventory during the three months ended October 2, 2021 and September 26, 2020, respectively. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $2.4 million during the three months ended October 2, 2021 and $2.2 million during the three months ended September 26, 2020, respectively. The increase in RD&E expenses relate to an increase in engineering payroll expenses. Total RD&E expenses as a percent of net sales were 1.8 percent during the three months ended October 2, 2021 and the three months ended September 26, 2020.
Total selling, general and administrative (SG&A) expenses were $5.6 million during the three months ended October 2, 2021 compared to $5.0 million for the three months ended September 26, 2020. The increase in SG&A expenses relate to an increase in legal expenses related to the subject of the previously disclosed internal investigation and related matters. Total SG&A expenses as a percentage of net sales were 4.2 percent for the three months ended October 2, 2021 and 4.0 percent for the three months ended September 26, 2020.
Interest
Interest expense was $1.0 million during the three months ended October 2, 2021 and $0.7 million during the three months ended September 26, 2020. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit and increased interest rates.
Income Taxes
The effective tax rate for the three months ended October 2, 2021 was 26.0 percent compared to 18.7 percent for the three months ended September 26, 2020. The increase was primarily due to the non-cash tax expense impact of expired stock appreciation rights in the first quarter of fiscal year 2022. For further information on taxes see Note 6 of the “Notes to Consolidated Financial Statements.”
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
BACKLOG
On October 2, 2021, we had an order backlog of approximately $320.9 million. This compares with a backlog of approximately $201.9 million on September 26, 2020. The increase in order backlog was related to the Company’s increases in demand from programs for home-consumer products, healthcare and home exercise equipment and increasing supply chain issues that have delayed production. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash used in operating activities for the three months ended October 2, 2021 was $14.6 million, compared to $9.4 million during the same period of the prior fiscal year.
The $14.6 million of net cash used in operating activities for the three months ended October 2, 2021 is primarily related to $0.8 million in net income for the period adjusted for $1.3 million of depreciation and amortization, a $16.2 million increase in accounts receivable, a $7.0 million increase in other assets, a $5.9 million increase in inventory, a $3.0 million decrease in accrued compensation and vacation partially offset by a $18.8 million increase in accounts payable and a $1.1 million decrease in contract assets.
The $9.4 million of net cash used in operating activities for the three months ended September 26, 2020 is primarily related to $1.7 million in net income for the period adjusted for $1.8 million of depreciation and amortization, a $5.4 million increase in accounts receivable, a $4.9 million increase in inventory, a $2.8 million decrease in accrued compensation and vacation, a $1.1 million decrease in accounts payable, and $0.7 million increase in contract assets. The $5.4 million increase in accounts receivable is a direct result of the Company not factoring receivables during the first quarter fiscal year 2021.
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

Investing Cash Flow
Cash provided by investing activities was $1.8 million during the three months ended October 2, 2021 as compared to cash used in investing activities of $3.2 million during the three months ended September 26, 2020. Our primary investing activity during the three months ended October 2, 2021 and September 26, 2020, was purchasing equipment to support increased production levels for new programs.
Leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan.
Financing Cash Flow
Cash provided by financing activities was $14.5 million during the three months ended October 2, 2021 as compared to $13.5 million in the same period of the previous fiscal year. Our primary financing activities during the three months ended October 2, 2021 and three months ended September 26, 2020, were borrowings and repayments under our revolving line of credit facility and term loans.
As of October 2, 2021, approximately $12.0 million was available under the asset-based revolving credit facility.
Our cash requirements are affected by the level of current operations and new programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. The Company further notes projected cash from operations from increased demand from certain customers will be partially offset by an anticipated slowdown in collections from other customers and increasing inventory levels in efforts to mitigate supply chain constraint risks. As of October 2, 2021, we had approximately $1.5 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of October 2, 2021 would approximate $16,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in Note 6 of the “Notes to Consolidated Financial Statements.”
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended July 3, 2021. There have been no material changes in contractual obligations outside the ordinary course of business since July 3, 2021.
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
As described in Item 4, “Controls and Procedures,” of this Quarterly Report on Form 10-Q, we concluded that our disclosure controls and procedures were not effective as of December 26, 2020 and April 3, 2021, due to the existence of a material weakness in our internal control over financial reporting. While we have undertaken remediation efforts to address the identified deficiencies and have concluded that the material weakness was remediated as of July 3, 2021, we cannot provide assurance that we will be able to conclude that our controls will be effective in the future. We also cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities. In doing so, we will continue to incur expenses and expend management time on compliance-related issues.

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
We have incurred, and may continue to incur, significant expenses related to legal, accounting and other professional services in connection with matters relating to or arising from the subject of the Audit Committee’s internal investigation. As described in Item 4, “Controls and Procedures,” of this Quarterly Report on Form 10-Q, we have taken and continue to take a number of steps in order to remediate identified deficiencies in our internal control over financial reporting and attempt to reduce the risk of future recurrence. The validation of the efficacy of these remedial steps will result in us incurring additional near term expenses, and to the extent these steps are not successful, we may incur significant additional time and expense.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with LIBOR rates. There was outstanding $101.3 million in borrowings under our asset-based senior secured revolving credit facility and $9.5 million outstanding on our equipment financing facilities as of October 2, 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was $19.1 million of foreign currency forward contracts outstanding as of October 2, 2021. The fair value of these contracts was $1.5 million. See Note 9 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
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
Based on our assessment, we believe that as of October 2, 2021, the Company’s disclosure controls and procedures are effective based on that criteria.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended October 2, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).
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
There are no material changes to the risk factors set forth in Part I Item 1A in the Company’s Annual Report on Form 10-K for the year ended July 3, 2021.

Item 6.	Exhibits

10.1
Second Amendment to Loan and Security Agreement, dated September 3, 2021, among the Company, Bank of America, N.A., and certain other parties, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 10, 2021

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	November 10, 2021
President and Chief Executive Officer
(Principal Executive Officer)

/s/ BRETT R. LARSEN
Brett R. Larsen	Date:	November 10, 2021
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)