Form 10-Q
period 2022-01-01
KEY TRONIC CORP
filed 2022-02-10
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 9, 2022, 10,761,871 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” and “Key Tronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands; except share data)

	January 1, 2022	July 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,046	$3,473
Trade receivables, net of allowance for doubtful accounts of $330 and $275	123,413	110,324
Contract assets	25,968	24,781
Inventories, net	157,750	137,329
Other	35,374	23,345
Total current assets	343,551	299,252
Property, plant and equipment, net	29,004	35,735
Operating lease right-of-use assets, net	19,068	15,745
Other assets:
Deferred income tax asset	10,637	9,656
Other	8,247	1,458
Total other assets	18,884	11,114
Total assets	$410,507	$361,846
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,842	$92,823
Accrued compensation and vacation	7,357	11,471
Current portion of debt, net	4,991	2,143
Other	22,938	20,268
Total current liabilities	167,128	126,705
Long-term liabilities:
Term loans	6,817	7,906
Revolving loan	96,435	90,362
Operating lease liabilities	13,649	11,428
Other long-term obligations	3,843	1,740
Total long-term liabilities	120,744	111,436
Total liabilities	287,872	238,141
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,762 and 10,762 shares, respectively	47,324	47,181
Retained earnings	75,854	74,452
Accumulated other comprehensive income	(543)	2,072
Total shareholders’ equity	122,635	123,705
Total liabilities and shareholders’ equity	$410,507	$361,846
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Net sales	$134,456	$128,262	$267,218	$251,469
Cost of sales	124,648	117,640	247,272	230,832
Gross profit	9,808	10,622	19,946	20,637
Research, development and engineering expenses	2,498	2,392	4,947	4,637
Selling, general and administrative expenses	5,659	5,510	11,254	10,484
Total operating expenses	8,157	7,902	16,201	15,121
Operating income	1,651	2,720	3,745	5,516
Interest expense, net	1,095	848	2,087	1,529
Income before income taxes	556	1,872	1,658	3,987
Income tax provision (benefit)	(31)	292	256	688
Net income	$587	$1,580	$1,402	$3,299
Net income per share — Basic	$0.05	$0.15	$0.13	$0.31
Weighted average shares outstanding — Basic	10,762	10,760	10,762	10,760
Net income per share — Diluted	$0.05	$0.14	$0.13	$0.30
Weighted average shares outstanding — Diluted	11,057	11,385	11,055	11,040
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Comprehensive income (loss):
Net income	$587	$1,580	$1,402	$3,299
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	(1,084)	2,926	(2,615)	4,194
Comprehensive income (loss)	$(497)	$4,506	$(1,213)	$7,493
Other comprehensive income (loss) for the three months ended January 1, 2022 and December 26, 2020, is reflected net of tax expense (benefit) of approximately $(0.5) million and $0.8 million, respectively. Other comprehensive income (loss) for the six months ended January 1, 2022 and December 26, 2020, is reflected net of tax expense (benefit) of approximately $(0.8) million and $1.5 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Six Months Ended
	January 1, 2022	December 26, 2020
Operating activities:
Net income	$1,402	$3,299
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	2,613	3,368
Amortization of interest rate swap	151	125
Amortization of deferred loan costs	69	35
Provision for obsolete inventory	365	446
Provision for warranty	228	36
Provision for doubtful accounts	54	(21)
Share-based compensation expense	143	114
Deferred income taxes	(175)	39
Changes in operating assets and liabilities:
Trade receivables	(13,143)	(13,961)
Contract assets	(1,187)	1,118
Inventories	(20,786)	(4,865)
Other assets	(13,537)	1,665
Accounts payable	39,019	(10,268)
Accrued compensation and vacation	(4,114)	(1,388)
Other liabilities	(1,630)	3,435
Cash used in operating activities	(10,528)	(16,823)
Investing activities:
Purchase of property and equipment	(2,766)	(6,963)
Proceeds from sale of fixed assets	2	—
Cash used in investing activities	(2,764)	(6,963)
Financing activities:
Payment of financing costs	(118)	(561)
Proceeds from issuance of long term debt	7,004	11,000
Interest rate swap termination fee	—	(925)
Repayments of long term debt	(1,066)	(11,066)
Borrowings under revolving credit agreement	289,963	163,483
Repayments of revolving credit agreement	(283,841)	(133,691)
Principal payments on finance leases	(1,077)	—
Cash provided by financing activities	10,865	28,240
Net (decrease) increase in cash and cash equivalents	(2,427)	4,454
Cash and cash equivalents, beginning of period	3,473	553
Cash and cash equivalents, end of period	$1,046	$5,007
Supplemental cash flow information:
Interest payments	$1,811	$1,533
Income tax payments, net of refunds	$530	$897
Recognition of operating lease liabilities and right-of-use assets	$5,246	$—
Recognition of financing lease liabilities and right-of-use assets	$5,973	$—
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands; except share data)

	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Total shareholders’ equity, beginning balances	$123,057	$118,607	$123,705	$115,557

Common stock (shares):
Beginning balances	10,762	10,760	10,762	10,760
Exercise of stock appreciation rights	—	—	—	—
Ending balances	10,762	10,760	10,762	10,760

Common stock:
Beginning balances	$47,249	$47,009	$47,181	$46,946
Share-based compensation	75	51	143	114
Ending balances	47,324	47,060	47,324	47,060

Retained Earnings:
Beginning balances	$75,267	$71,830	$74,452	$70,111
Net income	587	1,580	1,402	3,299
Ending balances	75,854	73,410	75,854	73,410

Accumulated other comprehensive income:
Beginning balances	$541	$(232)	$2,072	$(1,500)
Unrealized gain (loss) on hedging instruments, net	(1,084)	2,926	(2,615)	4,194
Ending balances	(543)	2,694	(543)	2,694
Total shareholders’ equity, ending balances	$122,635	$123,164	$122,635	$123,164
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three and six month periods ended January 1, 2022 and December 26, 2020, were 13 and 26 week periods, respectively. Fiscal year 2022 will end on July 2, 2022, which is a 52 week year. Fiscal year 2021 which ended on July 3, 2021, was a 53 week year.
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
Derivative Instruments and Hedging Activities
The Company has entered into foreign currency forward contracts that are accounted for as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI) and is reclassified into earnings in the same period in which the underlying hedged transaction affects earnings. The derivative’s effectiveness represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.
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
3.Inventories
Total inventory as of January 1, 2022 is $157.8 million compared to $137.3 million as of July 3, 2021. Substantially all of the Company’s inventory balances are raw materials.

4.Long-Term Debt
On September 3, 2021, the Company entered into an amendment to the Company’s current loan agreement with Bank of America. The amendment increases the Company’s current credit facility of $93 million to $120 million, subject to the Company’s borrowing base, maturing on September 3, 2026. As of January 1, 2022, the Company had an outstanding balance under the asset-based revolving credit facility of $97.0 million, $0.3 million in outstanding letters of credit and $17.3 million available for future borrowings.
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
On August 14, 2020, the Company also entered into a $5.0 million equipment financing facility relating to the Company’s existing U.S. manufacturing equipment that bears interest at 4.85% and matures on August 14, 2025. Under this loan agreement, equal monthly payments of approximately $94,000 commenced on September 14, 2020 and will continue through the maturity of the equipment financing facility on August 14, 2025. As of January 1, 2022, the Company had an outstanding balance of $3.8 million. As of July 3, 2021, the Company had an outstanding balance of $4.2 million under the Bank of America equipment term loan agreement.
On November 24, 2020, the Company entered into a $6.0 million equipment financing facility related to the Company’s existing manufacturing equipment that bears interest at 5.52% and matures on April 24, 2026. Under this loan agreement, equal monthly payments of $100,000 commenced on May 24, 2021 and will continue through the maturity of the equipment financing facility on April 24, 2026. As of January 1, 2022, the Company had an outstanding balance of $5.2 million. As of July 3, 2021, the Company had an outstanding balance of $5.8 million.
The interest rates on outstanding debt as of January 1, 2022 range from 3.25% - 5.52% compared to 3.25% - 5.52% as of July 3, 2021.

Debt maturities as of January 1, 2022 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2022 (1)	$1,076
2023	2,190
2024	2,239
2025	2,290
2026	1,187
Thereafter	97,009
Total debt	$105,991
Unamortized debt issuance costs	(574)
Long-term debt, net of debt issuance costs	$105,417
    (1) Represents scheduled payments for the remaining six-month period ending July 2, 2022.
The Company must comply with certain financial covenants, including a fixed charge coverage ratio and a cash flow leverage ratio. The credit agreement requires the Company to grant certain inspection rights to Bank of America, limit or restrict the Company’s cash management; limit or restrict the ability of the Company to incur additional liens, make acquisitions or investments, incur additional indebtedness, engage in mergers, consolidations, liquidations, dissolutions, or dispositions, pay dividends or other restricted payments, prepay certain indebtedness, engage in transactions with affiliates, and use proceeds. The Company was in compliance with all financial covenants as of January 1, 2022.
5.Income Taxes
The Company expects to repatriate a portion of its foreign earnings based on increased net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $7.4 million of foreign earnings in the future. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
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
The Company has available approximately $6.5 million of gross federal research and development tax credits as of January 1, 2022. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of January 1, 2022, the Company has recorded $2.7 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $3.8 million.
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

	Three Months Ended
	(in thousands, except share and per share information)
	January 1, 2022	December 26, 2020
Net income	$587	$1,580
Weighted average shares outstanding—basic	10,762	10,760
Effect of dilutive common stock awards	295	625
Weighted average shares outstanding—diluted	11,057	11,385
Net income per share—basic	$0.05	$0.15
Net income per share—diluted	$0.05	$0.14
Antidilutive SARs not included in diluted earnings per share	619	—

	Six Months Ended
	(in thousands, except share and per share information)
	January 1, 2022	December 26, 2020
Net income	$1,402	$3,299
Weighted average shares outstanding—basic	10,762	10,760
Effect of dilutive common stock awards	293	280
Weighted average shares outstanding—diluted	11,055	11,040
Net income per share—basic	$0.13	$0.31
Net income per share—diluted	$0.13	$0.30
Antidilutive SARs not included in diluted earnings per share	619	324
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

Total share-based compensation expense recognized during the three months ended January 1, 2022 and December 26, 2020 was approximately $75,000 and $51,000, respectively. Total share-based compensation expense recognized during the six months ended January 1, 2022 and December 26, 2020 was approximately $143,000 and $114,000, respectively.
As of January 1, 2022, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.6 million. This expense is expected to be recognized over a weighted average period of 2.18 years. No SARs were exercised during the three or six months ended January 1, 2022 or December 26, 2020.
8.Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $25,000 as of January 1, 2022 and $25,000 as of July 3, 2021, respectively.
9.Derivative Financial Instruments
As of January 1, 2022, the Company had outstanding foreign currency forward contracts with a total notional amount of $13.9 million. The maturity dates for these contracts extend through June 2022. For the three months ended January 1, 2022, the Company did not enter into any foreign currency forward contracts and settled $5.1 million of contracts. During the same period of the previous year, the Company did not enter into any foreign currency forward contracts and settled $6.3 million of contracts.
For the six months ended January 1, 2022, the Company entered into $13.9 million of foreign currency forward contracts and settled $10.6 million of such contracts. During the same period of the previous year, the Company did not enter into any foreign currency forward contracts and settled $13.0 million of such contracts.
As of January 1, 2022, the aggregate notional amount of the Company’s outstanding foreign currency contracts along with their unrealized gains (losses) are expected to mature as summarized below (in thousands):

Quarter Ending	Notional Contracts in MXN	Notional Contracts in USD	Estimated Fair Value
April 2, 2022	$149,893	$7,224	$35
July 2, 2022	$141,493	$6,726	$7
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

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of January 1, 2022 and July 3, 2021 (in thousands):

		January 1, 2022	July 3, 2021
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other current assets	$43	$3,614
Foreign currency forward contracts	Other current liabilities	$(1)	$—

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended January 1, 2022 and December 26, 2020, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of October 2, 2021	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of January 1, 2022
Forward contracts	Cost of sales	$1,115	$338	$(1,498)	$(45)
Interest rate swap	Interest expense	(574)	—	76	(498)
Total		$541	$338	$(1,422)	$(543)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of September 26, 2020	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 26, 2020
Forward contracts	Cost of sales	$643	$2,958	$(108)	$3,493
Interest rate swap	Interest expense	(875)	—	76	(799)
Total		$(232)	$2,958	$(32)	$2,694

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the six months ended January 1, 2022 and December 26, 2020, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 3, 2021	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of January 1, 2022
Forward contracts	Cost of sales	$2,721	$562	$(3,328)	$(45)
Interest rate swap	Interest expense	(649)	—	151	(498)
Total		$2,072	$562	$(3,177)	$(543)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 27, 2020	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 26, 2020
Forward contracts	Cost of sales	$(759)	$4,001	$251	$3,493
Interest rate swap	Interest expense	(741)	(223)	165	(799)
Total		$(1,500)	$3,778	$416	$2,694
As of January 1, 2022, the net amount of unrealized gain expected to be reclassified into earnings within the next 12 months is approximately $33,000. As of January 1, 2022, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

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
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of January 1, 2022 and July 3, 2021 (in thousands):

	January 1, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$43	$—	$43
Financial Liabilities:
Foreign currency forward contracts	$—	$(1)	$—	$(1)

	July 3, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$3,614	$—	$3,614
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at January 1, 2022 and July 3, 2021, reasonably approximate their fair value. The Company’s long-term debt, which is measured at amortized cost, primarily consists of an asset-based revolving credit facility, lease liability, and an equipment loan. These borrowings bear interest at LIBOR plus 2.5% per the loan agreement. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in Note 4.
As a result of the determinable market rates for our asset-based revolving credit facility and equipment loan, they are classified within Level 2 of the fair value hierarchy. Further, the carrying value of each of these instruments reasonably approximates their fair value as of January 1, 2022 and July 3, 2021.
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
During the first six months of fiscal year 2022, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional. The following table summarizes the activity in the Company’s contract assets during the six months ended January 1, 2022 (in thousands):

Contract Assets
Beginning balance, July 3, 2021	$24,781
Revenue recognized	257,607
Amounts collected or invoiced	(256,420)
Ending balance, January 1, 2022	$25,968
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three and six months ended January 1, 2022 and December 26, 2020 (in thousands):

	Revenue
Recognition	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Over-Time	$128,126	$125,534	$257,607	$246,370
Point-in-Time	6,330	2,728	9,611	5,099
Total	$134,456	$128,262	$267,218	$251,469

12.Leases
The Company has several commitments under operating and financing leases for warehouses, manufacturing facilities, office buildings, and equipment with initial terms that expire at various dates during the next 1 year to 10 years.
The components of lease cost for the three and six months ended January 1, 2022 were (in thousands):

Lease cost	Classification	Three Months Ended	Six Months Ended
Operating lease cost	Cost of sales	$1,598	$3,031
Operating lease cost	Selling, general and administrative expenses	$250	558

Financing lease cost	Cost of sales	$617	$1,051
Financing lease cost	Selling, general and administrative expenses	$17	$27

Total lease cost		$2,482	$4,667

Fixed lease cost		$2,081	$3,858
Short-term lease cost		$401	$809
Total lease cost		$2,482	$4,667

Amounts reported in the Consolidated Balance Sheet as of January 1, 2022 were (in thousands, except weighted average lease term and discount rate):

January 1, 2022
Operating Leases:
Operating lease right of use assets	$19,068
Operating lease liabilities (1)	$19,027

Weighted-average remaining lease term (in years)
Operating leases	5.50

Weighted-average discount rate
Operating leases	4.0%

Financing Leases (2):
Financing lease right of use assets	$6,656
Financing lease liabilities	$5,973

Weighted-average remaining lease term (in years)
Financing leases	2.64

Weighted-average discount rate
Financing leases	8.7%
(1) The current portion of the total operating lease liabilities of $5.4 million is classified under Other Current Liabilities, resulting in $13.7 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
(2) The total finance lease right of use assets of $6.7 million is classified under Other Long-term Assets. The current portion of the total finance lease liabilities of $2.8 million is classified under Current portion of debt, net, resulting in $3.1 million classified in Other Long-term Liabilities section of the condensed consolidated balance sheet.

Other information related to leases was as follows (in thousands):

	Three Months Ended	Six Months Ended
	January 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$478	$1,924
Financing cash flows used in financing leases	$676	$1,077
Future lease payments under non-cancellable leases as of January 1, 2022 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2022 (1)	$2,839	$1,412
2023	4,666	2,825
2024	3,811	2,496
2025	3,462	92
2026	2,667	—
Thereafter	4,521	—
Total undiscounted lease payments	21,966	6,825
Less: present value discount	(2,939)	(852)
Total lease liabilities	$19,027	$5,973
(1) Represents estimated lease payments for the remaining six-month period ending July 2, 2022.
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

Executive Summary
For the second quarter of fiscal year 2022, the Company reported total revenue of $134.5 million, up 4.8% from $128.3 million in the same period of fiscal year 2021. Revenue for the second quarter of fiscal year 2022 included a benefit from customer one-time reimbursements for tooling, equipment and other expenses of approximately $10 million more when compared to the previous year. While demand has remained strong from both new and existing customers, revenue for the second quarter of fiscal year 2022 continued to be constrained by challenges related to the global supply chain, the pandemic, transportation and logistics.
The concentration of our top three customers’ net sales decreased to 33.3 percent of total sales in the second quarter of fiscal year 2022 from 35.9 percent in the same period of the prior fiscal year.
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
Gross profit as a percent of net sales was 7.3 percent for the second quarter of fiscal year 2022 as compared to 8.3 percent for the same quarter of the prior fiscal year. The global supply chain, pandemic and transportation issues continued to disrupt production, including intermittent parts supply, factory downtime and overtime expenses. In addition, the Company had a seasonal closure for two weeks at the end of December, and revenue attributed to customer reimbursements did not contribute to its gross margin. Legal costs related specifically to the SEC’s review of last year’s whistleblower complaint totaled approximately $0.7 million during the quarter.
Operating income as a percentage of net sales was 1.2 percent for the second quarter of fiscal year 2022 compared to 2.1 percent of operating income as a percentage of net sales for the second quarter of fiscal year 2021. The decrease in operating income as a percentage of net sales was primarily driven by the decrease in gross profit as discussed above.
Net income for the second quarter of fiscal year 2022 was $0.6 million or $0.05 per diluted share, as compared to net income of $1.6 million or $0.14 per diluted share for the second quarter of fiscal year 2021. Net income for the second quarter of fiscal 2022 was also impacted by legal costs related specifically to the Securities and Exchange Commission’s (the “SEC”) review of last year’s whistleblower complaint, which totaled approximately $0.7 million during the quarter.
During the second quarter of fiscal year 2022, we won new programs involving industrial robots, lighting control, disinfection, food production and energy management systems. We also announced a significant new program win with one of the world’s leading power equipment companies, for which we expect to begin manufacturing in the first quarter of fiscal year 2023 and, once fully ramped, could contribute approximately $80 million in annual revenue.
Moving into the third quarter of fiscal 2022, the global supply chain and COVID-19 pandemic continue to present uncertainty and multiple business challenges, including industry-wide electronic component shortages, workforce disruptions and higher labor costs, but we continue to see the favorable trend of contract manufacturing returning to North America. With our recent investments in new capacity in both North America and Vietnam, we believe the Company is well-prepared for long term growth when supply chains improve.
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
We have experienced shortages in electronic components used in our products. These shortages can result from strong demand for those components or from problems experienced by suppliers, such as shortages of raw materials. We have also experienced, and expect to continue to experience, such shortages due to the effects of the COVID-19 pandemic. These unanticipated component shortages have resulted and could continue to result in curtailed production or delays in production, which may prevent us from making scheduled shipments to customers. Our inability to make scheduled shipments could cause us to experience a reduction in sales, increase in inventory levels and costs, and could adversely affect our operating results. We are carefully monitoring potential supply chain disruptions due to ongoing tightness in the overall component environment and are working to mitigate supply chain constraint risks.
We maintain a strong balance sheet with a current ratio of 2.1 and a debt to equity ratio of 0.9 as of January 1, 2022. Total cash used in operating activities as defined on our cash flow statement was $10.5 million for the six months ended January 1, 2022. We maintain sufficient liquidity for our expected future operations and had $97.0 million in borrowings on our revolving credit facility and $17.3 million remained available at January 1, 2022.

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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended January 1, 2022 with the Three Months Ended December 26, 2020
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended January 1, 2022 as compared to the three months ended December 26, 2020. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	January 1, 2022	% of net sales	December 26, 2020	% of net sales	$ change	% point change
Net sales	$134,456	100.0%	$128,262	100.0%	$6,194	—%
Cost of sales	124,648	92.7%	117,640	91.7%	7,008	1.0%
Gross profit	9,808	7.3%	10,622	8.3%	(814)	(1.0)%
Research, development and engineering	2,498	1.9%	2,392	1.9%	106	—%
Selling, general and administrative	5,659	4.2%	5,510	4.3%	149	(0.1)%
Total operating expenses	8,157	6.1%	7,902	6.2%	255	(0.1)%
Operating income	1,651	1.2%	2,720	2.1%	(1,069)	(0.9)%
Interest expense, net	1,095	0.8%	848	0.7%	247	0.1%
Income before income taxes	556	0.4%	1,872	1.5%	(1,316)	(1.1)%
Income tax provision	(31)	—%	292	0.2%	(323)	(0.2)%
Net income	$587	0.4%	$1,580	1.2%	$(993)	(0.8)%
Net Sales
Net sales of $134.5 million for the second quarter of fiscal year 2022 increased by 4.8 percent as compared to net sales of $128.3 million for the second quarter of fiscal year 2021.
The $6.2 million increase in net sales from the prior year period was primarily driven by an increase in customer one-time reimbursements for tooling, equipment and other expenses of approximately $10 million when compared to the previous year. The Company also saw an increase in new program wins and demand for current programs. However, the Company’s revenue was constrained by tightening worldwide supply chain and transportation and logistics issues which delayed the arrival of key components, causing factory downtime and overtime expenses.
Gross Profit
Gross profit as a percentage of net sales for the three months ended January 1, 2022 was 7.3 percent compared to 8.3 percent for the three months ended December 26, 2020. This 1.0 percentage point decrease was primarily a result of supply chain constraints and continued but lessening expenses related to COVID-19.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded a provision of approximately $227,000 and $268,000 for obsolete inventory during the three months ended January 1, 2022 and December 26, 2020, respectively. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $2.5 million during the three months ended January 1, 2022 and $2.4 million during the three months ended December 26, 2020, respectively. The increase in RD&E expenses relate to an increase in engineering payroll expenses. Total RD&E expenses as a percent of net sales were 1.9 percent during the three months ended January 1, 2022 and the three months ended December 26, 2020.
Total selling, general and administrative (SG&A) expenses were $5.7 million during the three months ended January 1, 2022 compared to $5.5 million for the three months ended December 26, 2020. The increase in SG&A expenses relate to an increase in legal expenses related to the subject of the previously disclosed internal investigation and related matters. Total SG&A expenses as a percentage of net sales were 4.2 percent for the three months ended January 1, 2022 and 4.3 percent for the three months ended December 26, 2020.
Interest
Interest expense was $1.1 million during the three months ended January 1, 2022 and $0.8 million during the three months ended December 26, 2020. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit and increased interest rates.
Income Taxes
The effective tax rate for the three months ended January 1, 2022 was (5.6) percent compared to 15.6 percent for the three months ended December 26, 2020. The decrease was primarily due to federal research and development tax credits constituting a higher percentage of income before income taxes. For further information on taxes see Note 6 of the “Notes to Consolidated Financial Statements.”
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
RESULTS OF OPERATIONS
Comparison of the Six Months Ended January 1, 2022 with the Six Months Ended December 26, 2020
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the six months ended January 1, 2022 as compared to the six months ended December 26, 2020. It is provided to assist in assessing differences in our overall performance (in thousands):

	Six Months Ended
	January 1, 2022	% of net sales	December 26, 2020	% of net sales	$ change	% point change
Net sales	$267,218	100.0%	$251,469	100.0%	$15,749	—%
Cost of sales	247,272	92.5%	230,832	91.8%	16,440	0.7%
Gross profit	19,946	7.5%	20,637	8.2%	(691)	(0.7)%
Research, development and engineering	4,947	1.9%	4,637	1.8%	310	0.1%
Selling, general and administrative	11,254	4.2%	10,484	4.2%	770	—%
Total operating expenses	16,201	6.1%	15,121	6.0%	1,080	0.1%
Operating income	3,745	1.4%	5,516	2.2%	(1,771)	(0.8)%
Interest expense, net	2,087	0.8%	1,529	0.6%	558	0.2%
Income before income taxes	1,658	0.6%	3,987	1.6%	(2,329)	(1.0)%
Income tax provision	256	0.1%	688	0.3%	(432)	(0.2)%
Net income	$1,402	0.5%	$3,299	1.3%	$(1,897)	(0.8)%
Effective income tax rate	15.4%		17.3%

Net Sales
Net sales of $267.2 million for the six months ended January 1, 2022 increased by 6.3 percent as compared to net sales of $251.5 million for the six months ended December 26, 2020.
The $15.7 million increase in net sales from the prior year period was due to the successful ramp of new customer programs and increased demand from existing customers. At the same time, the Company’s revenue was constrained by tightening worldwide supply chain and transportation and logistics issues which delayed the arrival of key components, causing factory downtime.
Gross Profit
Gross profit as a percentage of net sales for the six months ended January 1, 2022 was 7.5 percent compared to 8.2 percent for the six months ended December 26, 2020. This 0.7 percentage point decrease was primarily a result of supply chain constraints and continued but lessening expenses related to COVID-19. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded a provision of approximately $365,000 and $446,000 for obsolete inventory during the six months ended January 1, 2022 and six months ended December 26, 2020, respectively. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $4.9 million and $4.6 million during the six months ended January 1, 2022 and six months ended December 26, 2020, respectively. The increase in RD&E expenses relate to an increase in engineering payroll expenses. Total RD&E expenses as a percent of net sales were 1.9 percent during the six months ended January 1, 2022 and 1.8 percent during the six months ended December 26, 2020.
Total selling, general and administrative (SG&A) expenses were $11.3 million during the six months ended January 1, 2022 compare to $10.5 million for the six months ended January 1, 2022. The increase in SG&A expenses relate to an increase in legal expenses related to the subject of the previously disclosed internal investigation and related matters. Total SG&A expenses as a percentage of net sales were 4.2 percent during the six months ended January 1, 2022 compared to 4.2 percent during the six months ended December 26, 2020.
Interest
Interest expense was $2.1 million during the six months ended January 1, 2022 compared to $1.5 million during the six months ended December 26, 2020. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit and increased interest rates.
Income Taxes
The effective tax rate for the six months ended January 1, 2022 was 15.4 percent compared to 17.3 percent for the same period in fiscal year 2021. The effective tax rate decreased from the prior year primarily due to federal research and development tax credits constituting a higher percentage of income before income taxes. For further information on taxes see Note 6 of the “Notes to Consolidated Financial Statements.”
Our judgments regarding deferred tax assets and liabilities may change due to changes in market conditions, changes in estimates, changes in tax laws or other factors. If assumptions and estimates change in the future the deferred tax assets and liability will be adjusted accordingly and any increase or decrease will result in an additional deferred income tax expense or benefit in subsequent periods. Considering the ongoing economic impacts of the COVID-19 pandemic, management assessed the realizability of all deferred tax assets at January 1, 2022, and determined that it is more likely than not that the deferred tax assets will be realized, other than the Vietnam net operating loss carryover. Due to the Tax Holiday and net operating loss utilization ordering rules, we expect our Vietnam net operating losses will be used against Tax Holiday qualified income subject to tax at a zero rate, resulting in no benefit for these net operating losses. Therefore, we have established a valuation allowance against the full amount of the Vietnam net operating loss carryover at January 1, 2022. For further information, see Note 5 of the “Notes to Consolidated Financial Statements.”

BACKLOG
On January 1, 2022, we had an order backlog of approximately $333.1 million. This compares with a backlog of approximately $218.7 million on December 26, 2020. The increase in order backlog is related to increases in demand and increasing supply chain issues that have delayed production. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash used in operating activities for the six months ended January 1, 2022 was $10.5 million, compared to $16.8 million during the same period of the prior fiscal year.
The $10.5 million of net cash used in operating activities for the six months ended January 1, 2022 is primarily related to $1.4 million in net income for the period adjusted for $2.6 million of depreciation and amortization, a $20.8 million increase in inventory, a $13.5 million increase in other assets, a $13.1 million increase in accounts receivable, a $4.1 million decrease in accrued compensation and vacation, a $1.2 million increase in contract assets partially offset by a $39.0 million increase in accounts payable.
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
Investing Cash Flow
Cash provided by investing activities was $2.8 million during the six months ended January 1, 2022 as compared to cash used in investing activities of $7.0 million during the six months ended December 26, 2020. Our primary investing activity during the six months ended January 1, 2022 and December 26, 2020, was purchasing equipment to support increased production levels for new programs.
Leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan.
Financing Cash Flow
Cash provided by financing activities was $10.9 million during the six months ended January 1, 2022 as compared to $28.2 million in the same period of the previous fiscal year. Our primary financing activities during the six months ended January 1, 2022 and six months ended December 26, 2020, were borrowings and repayments under our revolving line of credit facility and term loans.
As of January 1, 2022, approximately $17.3 million was available under the asset-based revolving credit facility.
Our cash requirements are affected by the level of current operations and new programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. The Company further notes projected cash from operations from increased demand from certain customers will be partially offset by an anticipated slowdown in collections from other customers and increasing inventory levels in efforts to mitigate supply chain constraint risks. As of January 1, 2022, we had approximately $1.0 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of January 1, 2022 would approximate $18,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in Note 6 of the “Notes to Consolidated Financial Statements.”

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
In addition, the U.K.’s Financial Conduct Authority, which regulates LIBOR, has formally announced that the publication of LIBOR is ending and confirmed that LIBOR-indexed rates will cease after June 30, 2023, with the remaining IBOR-indexed rates ceasing on December 31, 2021. The Federal Reserve Board and the Federal Reserve Bank of New York identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR for debt and derivative financial instruments.

Our credit facility and debt agreements contains provisions that contemplate alternative methods to determine the base rate applicable to our LIBOR-indexed debt to the extent LIBOR-indexed rates are not available. However, if our loan agreement is not transitioned to SOFR and LIBOR-indexed rates are discontinued, or if the methods of calculating the rates change, interest rates on our current or future borrowings may be adversely affected. While we currently expect LIBOR-indexed rates to be available until June 30, 2023, it is possible that they will become unavailable prior to that time.
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
As previously disclosed, we concluded that our disclosure controls and procedures were not effective as of December 26, 2020 and April 3, 2021, due to the existence of a material weakness in our internal control over financial reporting. While we have undertaken remediation efforts to address the identified deficiencies and have concluded that the material weakness was remediated as of July 3, 2021, we cannot provide assurance that we will be able to conclude that our controls will be effective in the future. We also cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities. In doing so, we will continue to incur expenses and expend management time on compliance-related issues.
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
We have incurred, and may continue to incur, significant expenses related to legal, accounting and other professional services in connection with matters relating to or arising from the subject of the Audit Committee’s internal investigation. As a result of the internal investigation, we have taken and continue to take a number of steps in order to remediate identified deficiencies in our internal control over financial reporting and attempt to reduce the risk of future recurrence. The validation of the efficacy of these remedial steps have resulted in us incurring additional near term expenses, and to the extent these steps are not successful, we may incur significant additional time and expense.
In addition, we are cooperating with the SEC regarding matters related to the internal investigation. The completion of the internal investigation will not automatically resolve the SEC’s inquiries. If the SEC or any other regulator were to commence legal action against us, we could be required to pay significant additional legal fees, as well as penalties and become subject to injunctions, cease and desist orders or other remedies. We can provide no assurances as to the outcome of any governmental inquiry or investigation. Further, we, our officers and members of our board of directors could be named as defendants in lawsuits asserting claims arising out of the subject matter of the Audit Committee’s internal investigation. As a result of any legal proceedings and any related indemnification requirements to our officers and directors, we could be required to pay additional legal fees and/or monetary damages that may be in excess of our insurance coverage or may have additional penalties or other remedies imposed against us or our officers and directors.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with LIBOR rates. There was outstanding $97.0 million in borrowings under our asset-based senior secured revolving credit facility and $9.0 million outstanding on our equipment financing facilities as of January 1, 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was $13.9 million of foreign currency forward contracts outstanding as of January 1, 2022. The fair value of these contracts was $42,000. See Note 9 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
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
Based on our assessment, we believe that as of January 1, 2022, the Company’s disclosure controls and procedures are effective based on that criteria.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended January 1, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	February 10, 2022
President and Chief Executive Officer
(Principal Executive Officer)

/s/ BRETT R. LARSEN
Brett R. Larsen	Date:	February 10, 2022
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)