Form 10-Q
period 2022-04-02
KEY TRONIC CORP
filed 2022-05-11
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2022, 10,761,871 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” and “Key Tronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands; except share data)

	April 2, 2022	July 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,722	$3,473
Trade receivables, net of allowance for doubtful accounts of $219 and $275	137,835	110,324
Contract assets	23,443	24,781
Inventories, net	155,066	137,329
Other	26,017	23,345
Total current assets	344,083	299,252
Property, plant and equipment, net	26,690	35,735
Operating lease right-of-use assets, net	17,838	15,745
Other assets:
Deferred income tax asset	11,485	9,656
Other	11,330	1,458
Total other assets	22,815	11,114
Total assets	$411,426	$361,846
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125,174	$92,823
Accrued compensation and vacation	8,659	11,471
Current portion of debt, net	6,143	2,143
Other	24,362	20,268
Total current liabilities	164,338	126,705
Long-term liabilities:
Term loans	6,268	7,906
Revolving loan	99,198	90,362
Operating lease liabilities	12,059	11,428
Deferred income tax liability	51	—
Other long-term obligations	5,486	1,740
Total long-term liabilities	123,062	111,436
Total liabilities	287,400	238,141
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,762 and 10,762 shares, respectively	47,399	47,181
Retained earnings	76,861	74,452
Accumulated other comprehensive income (loss)	(234)	2,072
Total shareholders’ equity	124,026	123,705
Total liabilities and shareholders’ equity	$411,426	$361,846
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net sales	$138,391	$134,600	$405,609	$386,069
Cost of sales	126,883	123,504	374,155	354,336
Gross profit	11,508	11,096	31,454	31,733
Research, development and engineering expenses	2,526	2,655	7,473	7,292
Selling, general and administrative expenses	6,193	5,865	17,447	16,349
Total operating expenses	8,719	8,520	24,920	23,641
Operating income	2,789	2,576	6,534	8,092
Interest expense, net	1,551	1,020	3,638	2,549
Income before income taxes	1,238	1,556	2,896	5,543
Income tax provision	231	689	487	1,377
Net income	$1,007	$867	$2,409	$4,166
Net income per share — Basic	$0.09	$0.08	$0.22	$0.39
Weighted average shares outstanding — Basic	10,762	10,760	10,762	10,760
Net income per share — Diluted	$0.09	$0.08	$0.22	$0.38
Weighted average shares outstanding — Diluted	11,062	11,429	11,059	11,040
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Comprehensive income:
Net income	$1,007	$867	$2,409	$4,166
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	309	(632)	(2,306)	3,562
Comprehensive income	$1,316	$235	$103	$7,728
Other comprehensive income for the three months ended April 2, 2022 and April 3, 2021, is reflected net of tax expense (benefit) of approximately $0.1 million and $(0.2) million, respectively. Other comprehensive income for the nine months ended April 2, 2022 and April 3, 2021, is reflected net of tax expense (benefit) of approximately $(0.7) million and $1.3 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Nine Months Ended
	April 2, 2022	April 3, 2021
Operating activities:
Net income	$2,409	$4,166
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	3,933	4,977
Amortization of interest rate swap	226	201
Amortization of deferred loan costs	106	64
Provision for obsolete inventory	520	458
Provision for warranty	285	65
Provision for doubtful accounts	54	91
Share-based compensation expense	218	132
Deferred income taxes	(1,040)	589
Changes in operating assets and liabilities:
Trade receivables	(27,565)	(26,882)
Contract assets	1,338	4,318
Inventories	(18,257)	(15,834)
Other assets	(1,550)	1,858
Accounts payable	32,350	2,928
Accrued compensation and vacation	(2,812)	(1,067)
Other liabilities	(1,851)	6,252
Cash used in operating activities	(11,636)	(17,684)
Investing activities:
Purchase of property and equipment	(4,076)	(9,655)
Proceeds from sale of fixed assets	2	—
Cash used in investing activities	(4,074)	(9,655)
Financing activities:
Payment of financing costs	(118)	(580)
Proceeds from issuance of long term debt	9,393	11,000
Interest rate swap termination fee	—	(925)
Repayments of long term debt	(1,603)	(11,292)
Borrowings under revolving credit agreement	441,681	288,892
Repayments of revolving credit agreement	(432,833)	(259,028)
Principal payments on finance leases	(2,561)	—
Cash provided by financing activities	13,959	28,067
Net (decrease) increase in cash and cash equivalents	(1,751)	728
Cash and cash equivalents, beginning of period	3,473	553
Cash and cash equivalents, end of period	$1,722	$1,281
Supplemental cash flow information:
Interest payments	$3,647	$2,512
Income tax payments, net of refunds	$998	$1,468
Recognition of operating lease liabilities and right-of-use assets	$5,246	$—
Recognition of financing lease liabilities and right-of-use assets	$8,757	$—
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands; except share data)

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Total shareholders’ equity, beginning balances	$122,635	$123,164	$123,705	$115,557

Common stock (shares):
Beginning balances	10,762	10,760	10,762	10,760
Exercise of stock appreciation rights	—	1	—	1
Ending balances	10,762	10,761	10,762	10,761

Common stock:
Beginning balances	$47,324	$47,060	$47,181	$46,946
Share-based compensation	75	18	218	132
Exercise of stock options	—	43	—	43
Ending balances	47,399	47,121	47,399	47,121

Retained Earnings:
Beginning balances	$75,854	$73,410	$74,452	$70,111
Net income	1,007	867	2,409	4,166
Ending balances	76,861	74,277	76,861	74,277

Accumulated other comprehensive income:
Beginning balances	$(543)	$2,694	$2,072	$(1,500)
Unrealized gain (loss) on hedging instruments, net	309	(632)	(2,306)	3,562
Ending balances	(234)	2,062	(234)	2,062
Total shareholders’ equity, ending balances	$124,026	$123,460	$124,026	$123,460
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three month period ended April 2, 2022 was a 13 week period whereas the three month period ended April 3, 2021 was a 14 week period. Fiscal year 2022 will end on July 2, 2022, which is a 52 week year. Fiscal year 2021 which ended on July 3, 2021, was a 53 week year.
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

3.Inventories
Total inventory as of April 2, 2022 is $155.1 million compared to $137.3 million as of July 3, 2021. Substantially all of the Company’s inventory balances consist of raw materials.
4.Long-Term Debt
On September 3, 2021, the Company entered into an amendment to the Company’s current loan agreement with Bank of America. The amendment increases the Company’s current credit facility of $93 million to $120 million, subject to the Company’s borrowing base, maturing on September 3, 2026. As of April 2, 2022, the Company had an outstanding balance under the asset-based revolving credit facility of $99.7 million, $0.3 million in outstanding letters of credit and $15.8 million available for future borrowings.
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
On August 14, 2020, the Company also entered into a $5.0 million equipment financing facility relating to the Company’s existing U.S. manufacturing equipment that bears interest at 4.85% and matures on August 14, 2025. Under this loan agreement, equal monthly payments of approximately $94,000 commenced on September 14, 2020 and will continue through the maturity of the equipment financing facility on August 14, 2025. As of April 2, 2022, the Company had an outstanding balance of $3.5 million. As of July 3, 2021, the Company had an outstanding balance of $4.2 million under the Bank of America equipment term loan agreement.
On November 24, 2020, the Company entered into a $6.0 million equipment financing facility related to the Company’s existing manufacturing equipment that bears interest at 5.52% and matures on April 24, 2026. Under this loan agreement, equal monthly payments of $100,000 commenced on May 24, 2021 and will continue through the maturity of the equipment financing facility on April 24, 2026. As of April 2, 2022, the Company had an outstanding balance of $4.9 million. As of July 3, 2021, the Company had an outstanding balance of $5.8 million.
The interest rates on outstanding debt as of April 2, 2022 range from 3.25% - 5.52% compared to 3.25% - 5.52% as of July 3, 2021.

Debt maturities as of April 2, 2022 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2022 (1)	$540
2023	2,190
2024	2,239
2025	2,290
2026	1,187
Thereafter	99,735
Total debt	$108,181
Unamortized debt issuance costs	(537)
Long-term debt, net of debt issuance costs	$107,644
    (1) Represents scheduled payments for the remaining three-month period ending July 2, 2022.
The Company must comply with certain financial covenants, including a fixed charge coverage ratio and a cash flow leverage ratio. The Company was in compliance with all financial covenants as of April 2, 2022.
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
The Company has available approximately $7.0 million of gross federal research and development tax credits as of April 2, 2022. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of April 2, 2022, the Company has recorded $2.7 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $4.3 million.
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

	Three Months Ended
	(in thousands, except share and per share information)
	April 2, 2022	April 3, 2021
Net income	$1,007	$867
Weighted average shares outstanding—basic	10,762	10,760
Effect of dilutive common stock awards	300	669
Weighted average shares outstanding—diluted	11,062	11,429
Net income per share—basic	$0.09	$0.08
Net income per share—diluted	$0.09	$0.08
Antidilutive SARs not included in diluted earnings per share	619	188

	Nine Months Ended
	(in thousands, except share and per share information)
	April 2, 2022	April 3, 2021
Net income	$2,409	$4,166
Weighted average shares outstanding—basic	10,762	10,760
Effect of dilutive common stock awards	297	280
Weighted average shares outstanding—diluted	11,059	11,040
Net income per share—basic	$0.22	$0.39
Net income per share—diluted	$0.22	$0.38
Antidilutive SARs not included in diluted earnings per share	619	314
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

Total share-based compensation expense recognized during the three months ended April 2, 2022 and April 3, 2021 was approximately $75,000 and $18,000, respectively. Total share-based compensation expense recognized during the nine months ended April 2, 2022 and April 3, 2021 was approximately $218,000 and $132,000, respectively.
As of April 2, 2022, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.5 million. This expense is expected to be recognized over a weighted average period of 1.98 years. No SARs were exercised during the three or nine months ended April 2, 2022 or April 3, 2021.

8.Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $28,000 as of April 2, 2022 and $25,000 as of July 3, 2021, respectively.
9.Derivative Financial Instruments
As of April 2, 2022, the Company had outstanding foreign currency forward contracts with a total notional amount of $6.7 million. The maturity dates for these contracts extend through June 2022. For the three months ended April 2, 2022, the Company did not enter into any foreign currency forward contracts and settled $7.2 million of contracts. During the same period of the previous year, the Company did not enter into any foreign currency forward contracts and settled $7.0 million of contracts.
For the nine months ended April 2, 2022, the Company entered into $13.9 million of foreign currency forward contracts and settled $17.8 million of such contracts. During the same period of the previous year, the Company did not enter into any foreign currency forward contracts and settled $19.9 million of such contracts.
As of April 2, 2022, the aggregate notional amount of the Company’s outstanding foreign currency contracts along with their unrealized gains (losses) are expected to mature as summarized below (in thousands):

Quarter Ending	Notional Contracts in MXN	Notional Contracts in USD	Estimated Fair Value
July 2, 2022	$141,493	$6,726	$344
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

The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheet as of April 2, 2022 and July 3, 2021 (in thousands):

		April 2, 2022	July 3, 2021
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts	Other current assets	$344	$3,614

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended April 2, 2022 and April 3, 2021, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of January 1, 2022	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of April 2, 2022
Forward contracts	Cost of sales	$(45)	$302	$(69)	$188
Interest rate swap	Interest expense	(498)	—	76	(422)
Total		$(543)	$302	$7	$(234)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of December 26, 2020	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of April 3, 2021
Forward contracts	Cost of sales	$3,493	$(63)	$(644)	$2,786
Interest rate swap	Interest expense	(799)	—	75	(724)
Total		$2,694	$(63)	$(569)	$2,062

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the nine months ended April 2, 2022 and April 3, 2021, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 3, 2021	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of April 2, 2022
Forward contracts	Cost of sales	$2,721	$864	$(3,397)	$188
Interest rate swap	Interest expense	(649)	—	227	(422)
Total		$2,072	$864	$(3,170)	$(234)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 27, 2020	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of April 3, 2021
Forward contracts	Cost of sales	$(759)	$3,938	$(393)	$2,786
Interest rate swap	Interest expense	(741)	(223)	240	(724)
Total		$(1,500)	$3,715	$(153)	$2,062
As of April 2, 2022, the net amount of unrealized gain expected to be reclassified into earnings within the next 12 months is approximately $267,000. As of April 2, 2022, the Company does not have any foreign exchange contracts with credit-risk-related contingent features.

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
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of April 2, 2022 and July 3, 2021 (in thousands):

	April 2, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$344	$—	$344

	July 3, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	$—	$3,614	$—	$3,614
The carrying values of cash and cash equivalents, accounts receivable and current liabilities reflected on the balance sheets at April 2, 2022 and July 3, 2021, reasonably approximate their fair value. The Company’s long-term debt, which is measured at amortized cost, primarily consists of an asset-based revolving credit facility, lease liability, and an equipment loan. These borrowings bear interest at LIBOR plus 2.5% per the loan agreement. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in Note 4.
As a result of the determinable market rates for our asset-based revolving credit facility and equipment loan, they are classified within Level 2 of the fair value hierarchy. Further, the carrying value of each of these instruments reasonably approximates their fair value as of April 2, 2022 and July 3, 2021.
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
During the first nine months of fiscal year 2022, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional. The following table summarizes the activity in the Company’s contract assets during the nine months ended April 2, 2022 (in thousands):

Contract Assets
Beginning balance, July 3, 2021	$24,781
Revenue recognized	392,587
Amounts collected or invoiced	(393,925)
Ending balance, April 2, 2022	$23,443
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three and nine months ended April 2, 2022 and April 3, 2021 (in thousands):

	Revenue
Recognition	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Over-Time	$134,980	$133,124	$392,587	$379,494
Point-in-Time	3,411	1,476	13,022	6,575
Total	$138,391	$134,600	$405,609	$386,069

12.Leases
The Company has several commitments under operating and financing leases for warehouses, manufacturing facilities, office buildings, and equipment with initial terms that expire at various dates during the next 1 year to 10 years.
The components of lease cost for the three and nine months ended April 2, 2022 were (in thousands):

Lease cost	Classification	Three Months Ended	Nine Months Ended
Operating lease cost	Cost of sales	$1,645	$4,676
Operating lease cost	Selling, general and administrative expenses	$184	742

Financing lease cost	Cost of sales	$271	$1,322
Financing lease cost	Selling, general and administrative expenses	$7	$34

Total lease cost		$2,107	$6,774

Fixed lease cost		$1,717	$5,575
Short-term lease cost		$390	$1,199
Total lease cost		$2,107	$6,774

Amounts reported in the Consolidated Balance Sheet as of April 2, 2022 were (in thousands, except weighted average lease term and discount rate):

April 2, 2022
Operating Leases:
Operating lease right of use assets	$17,838
Operating lease liabilities (1)	$17,796

Weighted-average remaining lease term (in years)
Operating leases	5.39

Weighted-average discount rate
Operating leases	4.0%

Financing Leases (2):
Financing lease right of use assets	$9,698
Financing lease liabilities	$8,757

Weighted-average remaining lease term (in years)
Financing leases	2.69

Weighted-average discount rate
Financing leases	8.5%
(1) The current portion of the total operating lease liabilities of $5.4 million is classified under Other Current Liabilities, resulting in $12.4 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
(2) The total finance lease right of use assets of $9.7 million is classified under Other Long-term Assets. The current portion of the total finance lease liabilities of $3.9 million is classified under Current portion of debt, net, resulting in $4.8 million classified in Other Long-term Liabilities section of the condensed consolidated balance sheet.

Other information related to leases was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	April 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,230	$3,154
Financing cash flows used in financing leases	$1,484	$2,561
Future lease payments under non-cancellable leases as of April 2, 2022 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2022 (1)	$1,419	$991
2023	4,666	3,965
2024	3,811	3,637
2025	3,462	630
2026	2,667	107
Thereafter	4,521	72
Total undiscounted lease payments	20,546	9,402
Less: present value discount	(2,750)	(645)
Total lease liabilities	$17,796	$8,757
(1) Represents estimated lease payments for the remaining three-month period ending July 2, 2022.
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

Executive Summary
For the third quarter of fiscal year 2022, the Company reported total revenue of $138.4 million, up 2.8% from $134.6 million in the same period of fiscal year 2021. While year-over-year sales have increased, customer demand has been even higher but production continues to be limited by global supply chain and transportation issues. In the coming quarters, the Company expects to ramp a number of new programs, including the previously announced program with a leading power equipment company in its Mexico facility in the first part of the next fiscal year.
As new customer programs ramp the concentration of our top three customers’ net sales decreased to 34.4 percent of total sales in the third quarter of fiscal year 2022 from 37.9 percent in the same period of the prior fiscal year.
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
Gross profit as a percent of net sales was 8.3 percent for the third quarter of fiscal year 2022 as compared to 8.2 percent for the same quarter of the prior fiscal year. The global supply chain and transportation issues continued to disrupt production, including a mandated COVID shutdown in the Company’s facilities in Shanghai, China, intermittent parts supply, factory downtime and overtime expenses.
Operating income as a percentage of net sales was 2.0 percent for the third quarter of fiscal year 2022 compared to 1.9 percent of operating income as a percentage of net sales for the third quarter of fiscal year 2021. The increase in operating income as a percentage of net sales was primarily driven by the increase in gross profit as discussed above.
Net income for the third quarter of fiscal year 2022 was $1.0 million or $0.09 per diluted share, as compared to net income of $0.9 million or $0.08 per diluted share for the third quarter of fiscal year 2021. Net income for the third quarter of fiscal 2022 was also impacted by legal costs related specifically to the Securities and Exchange Commission’s (the “SEC”) review of last year’s whistleblower complaint, which totaled approximately $0.06 per diluted share during the quarter and we expect legal costs to potentially continue at a similar pace in coming periods.
During the third quarter of fiscal year 2022, we won new programs involving outdoor recreation, RFID, industrial connectivity and electric mobility products. While the global supply chain and COVID-19 crises continue to present uncertainty and multiple business challenges in the fourth quarter, we see the potential for significant growth in fiscal 2023 and beyond.
Moving into the fourth quarter of fiscal 2022, the war in Ukraine, China’s COVID lockdown and global logistics problems continue to drive the favorable trend of contract manufacturing returning to North America. We believe we are well positioned to benefit from this growing demand.
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
We have experienced shortages in electronic components used in our products. These shortages can result from strong demand for those components or from problems experienced by suppliers, such as shortages of raw materials. We have also experienced, and expect to continue to experience, such shortages and shutdowns due to the effects of the COVID-19 pandemic. These unanticipated component shortages have resulted and could continue to result in curtailed production or delays in production, which may prevent us from timely satisfying our performance obligations with our customers. Our inability to satisfy these performance obligations could cause us to experience a reduction in sales, increase in inventory levels and costs, and could adversely affect our operating results. We are carefully monitoring potential supply chain disruptions due to ongoing tightness in the overall component environment and are working to mitigate supply chain constraint risks.
We maintain a strong balance sheet with a current ratio of 2.1 and a debt to equity ratio of 0.9 as of April 2, 2022. Total cash used in operating activities as defined on our cash flow statement was $11.6 million for the nine months ended April 2, 2022. We maintain sufficient liquidity for our expected future operations and had $99.7 million in borrowings on our revolving credit facility and $15.8 million remained available at April 2, 2022.

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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended April 2, 2022 with the Three Months Ended April 3, 2021
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended April 2, 2022 as compared to the three months ended April 3, 2021. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	April 2, 2022	% of net sales	April 3, 2021	% of net sales	$ change	% point change
Net sales	$138,391	100.0%	$134,600	100.0%	$3,791	—%
Cost of sales	126,883	91.7%	123,504	91.8%	3,379	(0.1)%
Gross profit	11,508	8.3%	11,096	8.2%	412	0.1%
Research, development and engineering	2,526	1.8%	2,655	2.0%	(129)	(0.2)%
Selling, general and administrative	6,193	4.5%	5,865	4.4%	328	0.1%
Total operating expenses	8,719	6.3%	8,520	6.4%	199	(0.1)%
Operating income	2,789	2.0%	2,576	1.9%	213	0.1%
Interest expense, net	1,551	1.1%	1,020	0.8%	531	0.3%
Income before income taxes	1,238	0.9%	1,556	1.2%	(318)	(0.3)%
Income tax provision	231	0.2%	689	0.5%	(458)	(0.3)%
Net income	$1,007	0.7%	$867	0.6%	$140	0.1%
Net Sales
Net sales of $138.4 million for the third quarter of fiscal year 2022 increased by 2.8 percent as compared to net sales of $134.6 million for the third quarter of fiscal year 2021.
The $3.8 million increase in net sales from the prior year period was primarily due to the successful ramp of new customer programs and increased demand from existing customers. However, the Company’s revenue was constrained by tightening worldwide supply chain and transportation and logistics issues which delayed the arrival of key components, causing factory downtime and overtime expenses.
Gross Profit
Gross profit as a percentage of net sales for the three months ended April 2, 2022 was 8.3 percent compared to 8.2 percent for the three months ended April 3, 2021. This 0.1 percentage point increase was primarily a result of increased sales offset in part by supply chain constraints and continued but lessening expenses related to COVID-19.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded a provision of approximately $155,000 and $12,000 for obsolete inventory during the three months ended April 2, 2022 and April 3, 2021, respectively. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
Total research, development, and engineering (RD&E) expenses were $2.5 million during the three months ended April 2, 2022 and $2.7 million during the three months ended April 3, 2021, respectively. The decrease in RD&E expenses relate to a decrease in engineering payroll expenses. Total RD&E expenses as a percent of net sales were 1.8 percent during the three months ended April 2, 2022 and 2.0 percent during the three months ended April 3, 2021.
Total selling, general and administrative (SG&A) expenses were $6.2 million during the three months ended April 2, 2022 compared to $5.9 million for the three months ended April 3, 2021. The increase in SG&A expenses relate to an increase in legal expenses related to the subject of the previously disclosed internal investigation and related matters, partially offset by a decrease in payroll related expenses. Total SG&A expenses as a percentage of net sales were 4.5 percent for the three months ended April 2, 2022 and 4.4 percent for the three months ended April 3, 2021.
Interest
Interest expense was $1.6 million during the three months ended April 2, 2022 and $1.0 million during the three months ended April 3, 2021. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit and increased interest rates.
Income Taxes
The effective tax rate for the three months ended April 2, 2022 was 18.7 percent compared to 44.3 percent for the three months ended April 3, 2021. The decrease was primarily due to the recording of a valuation allowance against Vietnam’s net operating loss deferred tax asset and a true up of federal research and development tax credits in the third quarter of fiscal year 2021. For further information on taxes see Note 5 of the “Notes to Consolidated Financial Statements.”
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
RESULTS OF OPERATIONS
Comparison of the Nine Months Ended April 2, 2022 with the Nine Months Ended April 3, 2021
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the nine months ended April 2, 2022 as compared to the nine months ended April 3, 2021. It is provided to assist in assessing differences in our overall performance (in thousands):

	Nine Months Ended
	April 2, 2022	% of net sales	April 3, 2021	% of net sales	$ change	% point change
Net sales	$405,609	100.0%	$386,069	100.0%	$19,540	—%
Cost of sales	374,155	92.2%	354,336	91.8%	19,819	0.4%
Gross profit	31,454	7.8%	31,733	8.2%	(279)	(0.4)%
Research, development and engineering	7,473	1.8%	7,292	1.9%	181	(0.1)%
Selling, general and administrative	17,447	4.3%	16,349	4.2%	1,098	0.1%
Total operating expenses	24,920	6.1%	23,641	6.1%	1,279	—%
Operating income	6,534	1.6%	8,092	2.1%	(1,558)	(0.5)%
Interest expense, net	3,638	0.9%	2,549	0.7%	1,089	0.2%
Income before income taxes	2,896	0.7%	5,543	1.4%	(2,647)	(0.7)%
Income tax provision	487	0.1%	1,377	0.4%	(890)	(0.3)%
Net income	$2,409	0.6%	$4,166	1.1%	$(1,757)	(0.5)%
Effective income tax rate	16.8%		24.8%

Net Sales
Net sales of $405.6 million for the nine months ended April 2, 2022 increased by 5.1 percent as compared to net sales of $386.1 million for the nine months ended April 3, 2021.
The $19.5 million increase in net sales from the prior year period was due to the successful ramp of new customer programs and increased demand from existing customers. At the same time, the Company’s revenue was constrained by tightening worldwide supply chain and transportation and logistics issues which delayed the arrival of key components, causing factory downtime.
Gross Profit
Gross profit as a percentage of net sales for the nine months ended April 2, 2022 was 7.8 percent compared to 8.2 percent for the nine months ended April 3, 2021. This 0.4 percentage point decrease was primarily a result of supply chain constraints and continued but lessening expenses related to COVID-19. The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded a provision of approximately $520,000 and $458,000 for obsolete inventory during the nine months ended April 2, 2022 and nine months ended April 3, 2021, respectively. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $7.5 million and $7.3 million during the nine months ended April 2, 2022 and nine months ended April 3, 2021, respectively. The increase in RD&E expenses relate to an increase in engineering payroll expenses. Total RD&E expenses as a percent of net sales were 1.8 percent during the nine months ended April 2, 2022 and 1.9 percent during the nine months ended April 3, 2021.
Total selling, general and administrative (SG&A) expenses were $17.4 million during the nine months ended April 2, 2022 compared to $16.3 million for the nine months ended April 2, 2022. The increase in SG&A expenses relate to an increase in legal expenses related to the subject of the previously disclosed internal investigation and related matters, partially offset by a decrease in payroll related expenses. The increase in SG&A expenses relate to an increase in legal expenses related to the subject of the previously disclosed internal investigation and related matters. Total SG&A expenses as a percentage of net sales were 4.3 percent during the nine months ended April 2, 2022 compared to 4.2 percent during the nine months ended April 3, 2021.
Interest
Interest expense was $3.6 million during the nine months ended April 2, 2022 compared to $2.5 million during the nine months ended April 3, 2021. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit and increased interest rates.
Income Taxes
The effective tax rate for the nine months ended April 2, 2022 was 16.8 percent compared to 24.8 percent for the same period in fiscal year 2021. The effective tax rate decreased from the prior year primarily due to the recording of a valuation allowance against Vietnam’s net operating loss deferred tax asset and a true up of federal research and development tax credits in the third quarter of fiscal year 2021. For further information on taxes see Note 5 of the “Notes to Consolidated Financial Statements.”
Our judgments regarding deferred tax assets and liabilities may change due to changes in market conditions, changes in estimates, changes in tax laws or other factors. If assumptions and estimates change in the future the deferred tax assets and liability will be adjusted accordingly and any increase or decrease will result in an additional deferred income tax expense or benefit in subsequent periods. Considering the ongoing economic impacts of the COVID-19 pandemic, management assessed the realizability of all deferred tax assets at April 2, 2022, and determined that it is more likely than not that the deferred tax assets will be realized, other than the Vietnam net operating loss carryover. Due to the Tax Holiday and net operating loss utilization ordering rules, we expect our Vietnam net operating losses will be used against Tax Holiday qualified income subject to tax at a zero rate, resulting in no benefit for these net operating losses. Therefore, we have established a valuation allowance against the full amount of the Vietnam net operating loss carryover at January 1, 2022. For further information, see Note 5 of the “Notes to Consolidated Financial Statements.”

BACKLOG
On April 2, 2022, we had an order backlog of approximately $384.1 million. This compares with a backlog of approximately $236.6 million on April 3, 2021. The increase in order backlog is related to increases in demand and increasing supply chain issues that have delayed production. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash used in operating activities for the nine months ended April 2, 2022 was $11.6 million, compared to $17.7 million during the same period of the prior fiscal year.
The $11.6 million of net cash used in operating activities for the nine months ended April 2, 2022 is primarily related to $2.4 million in net income for the period adjusted for $3.9 million of depreciation and amortization, a $27.6 million increase in accounts receivable, a $18.3 million increase in inventory, a $2.8 million decrease in accrued compensation and vacation, a $1.6 million increase in other assets, partially offset by a $32.4 million increase in accounts payable, a $1.9 million increase in other liabilities and a $1.3 million decrease in contract assets.
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
Investing Cash Flow
Cash used in investing activities was $4.1 million during the nine months ended April 2, 2022 as compared to $9.7 million during the nine months ended April 3, 2021. Our primary investing activity during the nine months ended April 2, 2022 and April 3, 2021, was purchasing equipment to support increased production levels for new programs.
Leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan.
Financing Cash Flow
Cash provided by financing activities was $14.0 million during the nine months ended April 2, 2022 as compared to $28.1 million in the same period of the previous fiscal year. Our primary financing activities during the nine months ended April 2, 2022 and nine months ended April 3, 2021, were borrowings and repayments under our revolving line of credit facility and term loans.
As of April 2, 2022, approximately $15.8 million was available under the asset-based revolving credit facility.
Our cash requirements are affected by the level of current operations and new programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. The Company further notes projected cash from operations from increased demand from certain customers will be partially offset by an anticipated slowdown in collections from other customers and increasing inventory levels in efforts to mitigate supply chain constraint risks. As of April 2, 2022, we had approximately $1.7 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of April 2, 2022 would approximate $43,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in Note 6 of the “Notes to Consolidated Financial Statements.”
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
We are exposed to interest rate risk under our revolving line of credit and term loan. We have not historically hedged the interest rate on our credit facility; therefore, unless we do so, significant changes in interest rates could adversely affect our results of operations. For a summary of our debt obligations, see Note 4 Long-Term Debt of the “Notes to Consolidated Financial Statements.”
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with LIBOR rates. There was outstanding $99.7 million in borrowings under our asset-based senior secured revolving credit facility and $8.4 million outstanding on our equipment financing facilities as of April 2, 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was $6.7 million of foreign currency forward contracts outstanding as of April 2, 2022. The fair value of these contracts was $344,000. See Note 9 – “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
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
Based on our assessment, we believe that as of April 2, 2022, the Company’s disclosure controls and procedures are effective based on that criteria.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

Item 6.	Exhibits

	3.1	Articles of Incorporation, incorporated by reference to the Company’s Form 10-K for the fiscal year ended July 3, 2021

	3.2	Bylaws, as amended, incorporated by reference to the Company’s Form 10-K for the fiscal year ended July 3, 2021

	31.1	Certification of Chief Executive Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

	31.2	Certification of Chief Financial Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

	32.1	Certification of Chief Executive Officer (18 U.S.C. 1350)

	32.2	Certification of Chief Financial Officer (18 U.S.C. 1350)

	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extention information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	May 11, 2022
President and Chief Executive Officer
(Principal Executive Officer)

/s/ BRETT R. LARSEN
Brett R. Larsen	Date:	May 11, 2022
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)