Form 10-K
period 2022-07-02
KEY TRONIC CORP
filed 2022-09-14
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-K
 ____________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JULY 2, 2022
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
As of December 31, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $63.7 million based on the closing price as reported on the NASDAQ.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,761,871 shares of common stock were outstanding as of September 9, 2022.
 ____________________________________________________________
Documents Incorporated by Reference:
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant’s 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

KEY TRONIC CORPORATION
2022 FORM 10-K

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
Customers and Marketing
We provide a mix of manufacturing services for outsourced Original Equipment Manufacturing (OEM) products. We provide the following services: product design, surface mount technologies (SMT) and pin through hole capability for printed circuit board assembly, tool making, precision plastic molding, sheet metal fabrication and painting, liquid injection molding, complex assembly, prototype design and full product assembly.
Sales of the majority of our products have not historically been seasonal in nature, but may be seasonal in the future if there are changes in the types of products manufactured. Sales can, however, fluctuate significantly between quarters from changes in customers and customer demand due to the concentration of sales generated by our largest customers.
For the fiscal years 2022, 2021 and 2020, the five largest customers in each year accounted for 40%, 40% and 41% of combined total net sales, respectively. We continue to diversify our customer base by adding additional programs and customers. We expect net sales to our five largest customers as a percentage of total net sales to approximate current levels going forward.
The following table summarizes the customers that represented 10% or more of total net sales during the last three fiscal years:

	Percentage of Net Sales by Fiscal Year
	2022	2021	2020
Customer A	13%	*	*
Customer B	12%	24%	18%
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
We use a variety of manual and automated assembly processes in our facilities, depending upon product complexity and degree of customization. Some examples of automated processes include component insertion, SMT, selective soldering, flexible robotic assembly, computerized vision system quality inspection, laser turrets, automated switch and key top installation, robotic welding, automated powder coat application, and automated functional testing.
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
As of July 2, 2022, we had 4,897 full-time employees compared to 5,450 on July 3, 2021, and 5,741 on June 27, 2020. Since we can have significant fluctuations in product demand, we seek to maintain flexibility in our workforce by utilizing skilled temporary labor in some of our manufacturing facilities in addition to full-time employees.
Backlog
On July 30, 2022, our order backlog was valued at approximately $407.8 million, compared to approximately $303.2 million on July 31, 2021. The amount of backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue. Due to the relationships with our customers, we will occasionally allow orders to be canceled or rescheduled and as a result it is not a meaningful indicator of future financial results. If there are canceled or rescheduled orders, we typically negotiate fees to cover the costs we have incurred. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next twelve months, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.
Foreign Markets
Information concerning net sales and long-lived assets (property, plant, and equipment) by geographic areas is set forth in Footnote “Enterprise-Wide Disclosures” of the “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K and that information is incorporated herein by reference.
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

Information about Our Executive Officers.
The table below sets forth the name, current age and current position of our executive officers and other significant employees:

Name	Age	Positions Held
Executive Officers
Craig D. Gates	63	President and Chief Executive Officer
Brett R. Larsen	49	Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Philip S. Hochberg	60	Executive Vice President of Business Development
Duane D. Mackleit	54	Executive Vice President of Operations
David H. Knaggs	41	Executive Vice President of Quality and Information Systems
Chad T. Orebaugh	51	Executive Vice President of Engineering
Mark Courtney	56	Vice President of Supply Chain
Executive Officers
CRAIG D. GATES – President and Chief Executive Officer
Mr. Gates, age 63, has been President and Chief Executive officer of the Company since April 2009. Previously, he was Executive Vice President and General Manager from August 2002 to April 2009. He served as Executive Vice President of Marketing, Engineering and Sales from July 1997 to August 2002 and served as Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. From 1982 to 1991 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Master’s in Business Administration from the University of Illinois, Urbana.
BRETT R. LARSEN – Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Mr. Larsen, age 49, has served as Executive Vice President of Administration, Chief Financial Officer, and Treasurer since July 2015. Previously, he was Vice President of Finance and Controller from February 2010 to July 2015. He was Chief Financial Officer of FLSmidth Spokane, Inc. from December 2008 to February 2010. From October 2005 through November 2008, Mr. Larsen served as Controller of Key Tronic Corporation. From May 2004 to October 2005, Mr. Larsen served as Manager of Financial Reporting of Key Tronic Corporation. From 2002 to May 2004, Mr. Larsen was an audit manager for the public accounting firm BDO USA, LLP. He also held various auditing and supervisory positions with Grant Thornton LLP from 1997 to 2002. Mr. Larsen has a Bachelor of Science degree in Accounting and a Masters degree in Accounting from Brigham Young University and is a Certified Public Accountant.
PHILIP S. HOCHBERG – Executive Vice President of Business Development
Mr. Hochberg, age 60, has been Executive Vice President of Business Development since July 2012. Prior to this, Mr. Hochberg served as Vice President of Business Development from October 2009 through June 2012. He was Director of Business Development and Program Management from July 2008 to October 2009. Mr. Hochberg served as Director of Business Development from October 2004 to July 2008 and as Director of EMS Sales and Marketing from July 2000 to October 2004. Prior to joining Key Tronic, Mr. Hochberg worked for Quinton Instrument Company as their Director of Marketing and Product Management from 1992 to 2000. From 1988 to 1992, he was employed by SpaceLabs Medical as their Business Development Marketing Manager. Mr. Hochberg has an MBA from the University of British Columbia, a BA in Psychology, with a minor in Business from Washington University in St. Louis.

DUANE D. MACKLEIT – Executive Vice President of Operations
Mr. Mackleit, age 54, has been Executive Vice President of Operations since December 2019. Prior to this, Mr. Mackleit served as Vice President of Program Management since July 2012. He served as Director of Program Management from July 2008 through June 2012. From May 2006 to July 2008 he served as Principal Program Manager. Prior to that, he served as Program Manager from March 2002 to May 2006 and Associate Program Manager from August 2000 to March 2002. Mr. Mackleit has also held several other positions with Key Tronic Corporation. Mr. Mackleit has an AA in Business from Spokane Falls Community College and a BA in Business/Marketing from Eastern Washington University. He also holds a MBA from Gonzaga University.
DAVID H. KNAGGS – Executive Vice President of Quality, Regulatory Affairs and Information Systems
Mr. Knaggs, age 41, has been Executive Vice President of Quality and Information Systems since May 2021. Previously, he was Vice President of Quality and Regulatory Affairs from November 2017 to May 2021. He was Vice President of Quality since October 2016. Before joining Key Tronic, Mr. Knaggs worked at Telect, Inc. from 2008 to 2016 as their Director of Engineering. Prior to that, he worked at Isothermal Systems Research as Lead Systems Engineer from 2003 to 2008. He has a Bachelor of Science degree in Mechanical Engineering with a minor in mathematics from the University of Washington.
CHAD T. OREBAUGH – Executive Vice President of Engineering
Mr. Orebaugh, age 51, has been Executive Vice President of Engineering since September 2021. Previously he served as Vice President of Engineering since April 2017. Prior to this, Mr. Orebaugh served as Director of Engineering since May 2013. From April 2010 to May 2013, he served as Manager of Engineering. From January 2000 to April 2010 he served as Lead Mechanical Engineer. Prior to that, he served as Mechanical Engineer from October 1998 to January 2000 and Associate Mechanical Engineer since October 1997. Mr. Orebaugh holds a BA in Mechanical Engineering from Gonzaga University.
MARK COURTNEY – Vice President of Supply Chain
Mark Courtney, age 56, has been Vice President of Supply Chain of the company since August 2019. Previously, he served as Purchasing Manager and Director of North American Purchasing from September 2015 to August 2019, and as Supply Chain Manager, ERP and Business Operations Manager for Amphenol Telect from August 2007 to September 2015. From March 2006 to August 2007, he served as Senior Buyer/Planner for Honeywell Specialty Materials and from June 2005 to March 2006 as Purchasing Manager for MRV Communications. From May 2000 to June 2005, he served as a Field and Inside Sales Associate for Arrow Electronics and from October 1991 to May 2000 held various positions at Alesis.
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
There are risks and uncertainties that could affect our business. These risks and uncertainties include but are not limited to, the risk factors described below, in Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” and elsewhere in this Annual Report on Form 10-K.

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
•unexpected changes in regulatory requirements and laws, including those related to climate change;
•longer customer payment cycles and difficulty collecting accounts receivable;
•export duties, import controls and trade barriers (including quotas);
•governmental restrictions on the transfer of funds;
•burdens of complying with a wide variety of foreign laws and labor practices; subject to trade wars and tariffs;
•our locations are subject to physical and operational risks from natural disasters, severe weather events, and climate change; and
•our locations may also be impacted by future temporary closures and labor constraints as a result of COVID-19.
Our operations in certain foreign locations receive favorable income tax treatment in the form of tax credits or other incentives. In the event that such tax incentives are not extended, are repealed, or we no longer qualify for such programs, our taxes may increase, which would reduce our net income.
Additionally, certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our operations in the United States, we may incur significant penalties and/or taxes to repatriate these funds.
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
Adverse macroeconomic conditions as a result of COVID-19 have and may continue to affect our business. The conditions affect the Company’s ability to predict and plan for future supply chain disruptions, fluctuations in customer demand and costs, and the ability to operate as there is uncertainty over future temporary closures. Inflation has also risen globally to historically high levels. If the inflation rate continues to increase, the costs of labor and other expenses could also increase. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability. Inflation may further exacerbate other risk factors discussed in this Annual Report on Form 10-K, including disruptions to international operations.
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
We have manufacturing operations located in Mexico and China. A significant portion of our operations are denominated in the Mexican peso and the Chinese currency, the renminbi ("RMB"). Currency exchange rates fluctuate daily as a result of a number of factors, including changes in a country's political and economic policies. Volatility in the currencies of our entities and the United States dollar, as well as inflationary costs, could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the cash, receivables, payables and expenses of our operating entities. As part of our hedging strategy, we currently use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. We currently do not hedge expenses denominated in RMB. Unexpected losses could occur from increases in the value of these currencies relative to the United States dollar.
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
Continued growth could further lead to capacity constraints. We may need to transfer production to other facilities, acquire new facilities, or outsource production which could negatively impact gross margin. The Company has been able to manage the arrival of components in an effort to control inventory levels of customers that have seen sharp decreases in demand as a result of COVID-19.

Compliance or the failure to comply with current and future environmental and health laws or regulations could cause us significant expense.
We are subject to a variety of domestic and foreign environmental regulations relating to the use, storage, and disposal of materials used in our manufacturing processes. In addition, increasing governmental focus on climate change may result in new environmental regulations that may negatively affect us, our vendors or our customers. As a result, we may incur additional costs or obligations in complying with any new environmental and reporting requirements, as well as increased indirect costs resulting from our vendors or suppliers that get passed on to us.
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
We manufacture and design products to our customers’ specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the Food and Drug Administration and non-U.S. counterparts of this agency. In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or canceled customer orders. If these defects or deficiencies are significant, our reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility. Our customers are required to indemnify us against liability associated with designing products to meet their specifications. However, if our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims.
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
Certain components that we use in our manufacturing process are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources in our transportation activities. While significant uncertainty currently exists about the future of energy prices, a significant increase, such as the increased fuel prices experienced in fiscal year 2022, is possible. Increased energy prices could cause an increase to our raw material and transportation costs. In addition, increased transportation costs related to certain suppliers and customers could be passed along to us. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability.
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

Cybersecurity incidents could also result in the misappropriation of proprietary or confidential information of the Company or that of its customers, employees, vendors or suppliers. We expect to incur costs in the future to mitigate against cybersecurity incidents as threats are expected to continue and to become more persistent and sophisticated. If our systems for protecting against cybersecurity incidents prove to be insufficient, we could be adversely affected by, among other things, loss of or damage to intellectual property, proprietary or confidential information, or employee, vendor or customer data; interruption of our business operations; and increased costs to prevent, respond to or mitigate cybersecurity incidents. These risks could harm our reputation and our relationships with employees, vendors and customers and may result in claims or enforcement actions and investigations against us.
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
There is no assurance that we will be able to retain or renew our credit agreements in the future. In the event the business grows rapidly or there is uncertainty in the macroeconomic climate, additional financing resources could be necessary. There is no assurance that we will be able to obtain equity or debt financing at acceptable terms, or at all in the future. In addition, we have restrictive covenants with our financial institution which could impact how we manage our business. If we cannot meet our financial covenants, our borrowings could become immediately payable which could have a material adverse impact on our financial statements. For a summary of our banking arrangements, see Footnote “Long-Term Debt” of the “Notes to Consolidated Financial Statements.”
An adverse change in the interest rates for our borrowings could adversely affect our financial condition.
We are exposed to interest rate risk under our revolving line of credit and term loan. We have not historically hedged the interest rate on our credit facility; therefore, unless we do so, significant changes in interest rates could adversely affect our results of operations. For a summary of our debt obligations, see Footnote “Long-Term Debt” of the “Notes to Consolidated Financial Statements.”
In addition, the U.K.’s Financial Conduct Authority, which regulates LIBOR, has confirmed that LIBOR-indexed rates will cease after June 30, 2023, with the remaining IBOR-indexed rates ceasing on December 31, 2021. The Federal Reserve Board and the Federal Reserve Bank of New York identified Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR for debt and derivative financial instruments.

Our stock price is volatile.
Our stock price has and may continue to be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to us such as our stock's thinly traded nature, variations in quarterly operating results, changes in earnings estimates, or to factors relating to the contract manufacturing industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. In addition, holders of our common stock will suffer immediate dilution to the extent outstanding equity awards are exercised to purchase common stock.
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
As described in Item 9a, “Controls and Procedures,” of this Annual Report on Form 10-K, in fiscal year 2022, we concluded that our disclosure controls and procedures were not effective as of December 26, 2020 and April 3, 2021, due to the existence of a material weakness in our internal control over financial reporting. While we undertook remediation efforts to address the identified deficiencies and have concluded that the material weakness was remediated as of July 3, 2021, we cannot provide assurance that we will be able to conclude that our controls will be effective in the future. We also cannot guarantee that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not arise or be identified in the future.
If additional deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results and incur the additional costs and expenses associated therewith. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Restated financial statements and failures in internal controls may also cause us to fail to meet additional reporting obligations, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties or stockholder litigation, and materially adversely impact our business, financial condition, results of operations and cash flows.
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
All of these expenses, and the diversion of the attention of management and other personnel that has occurred and is expected to continue, could adversely affect our business, financial condition, results of operations and cash flows.

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
Changes in financial accounting standards may affect our reported financial condition or results of operations as well as increase costs related to implementation of new standards and modifications to internal controls.
Our consolidated financial statements are prepared in conformity with accounting standards generally accepted in the United States, or U.S. GAAP. These principles are subject to amendments made primarily by the Financial Accounting Standards Board (FASB) and the SEC. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. Changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business.
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
We have manufacturing and sales operations located in the United States, Mexico, China and Vietnam. The table below lists the locations and square footage of our operating facilities:

Location	Approx. Sq. Ft.	Type of Interest (Leased/Owned)	Description of Use
Corinth, Mississippi	350,000	Leased	Manufacturing and warehouse
El Paso, Texas	80,000	Leased	Shipping and warehouse
Fayetteville, Arkansas	105,000	Leased	Manufacturing and warehouse
Oakdale, Minnesota	103,000	Leased	Manufacturing and warehouse
Spokane Valley, Washington	95,000	Leased	Sales, research, administration and manufacturing
Spokane Valley, Washington	36,000	Leased	Manufacturing
Total USA	769,000
Juarez, Mexico	193,000	Leased	Warehouse
Juarez, Mexico	174,000	Owned	Manufacturing and warehouse
Juarez, Mexico	115,000	Owned	Manufacturing and warehouse
Juarez, Mexico	103,000	Owned	Manufacturing and warehouse
Juarez, Mexico	72,000	Leased	Manufacturing and warehouse
Juarez, Mexico	66,000	Owned	Manufacturing and warehouse
Juarez, Mexico	60,000	Owned	Manufacturing and warehouse
Juarez, Mexico	116,000	Leased	Manufacturing and warehouse
Juarez, Mexico	159,000	Leased	Manufacturing and warehouse
Total Mexico	1,058,000
Shanghai, China	103,000	Leased	Manufacturing and warehouse
Total China	103,000
Da Nang, Vietnam	133,000	Leased	Manufacturing and warehouse
Total Vietnam	133,000
Grand Total	2,063,000
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

All our facilities are ISO certified to ISO 9001:2015 standard and to Customs Trade Partnership against Terrorism (CTPAT).
•The Spokane, Washington facility is registered to IATF 16949 automotive standard, ISO 13485:2016 medical devices, ISO 14001:2015 environmental standard, and ISO 45001 Occupational Health and Safety Management System.
•The Juarez, Mexico facility is registered to IATF 16949 automotive standard, ISO 13485:2016 medical devices, ISO 14001:2015 environmental standard, ISO 45001 Occupational Health and Safety Management System, and has a certified ANSI/ESD S20.20 Electrostatic Discharge Program.
•The Da Nang, Vietnam facility is additionally registered to IATF 16949 automotive standard.
•The Shanghai, China facility is additionally registered to IATF 16949 automotive standard, ISO 14001:2015 environmental standard, and has a certified ANSI/ESD S20.20 Electrostatic Discharge Program.
•The Oakdale, Minnesota facility is additionally registered to ISO 13485:2016 medical devices standard, AS9100D aviation, space and defense standard, has a certified ANSI/ESD S20.20 Electrostatic Discharge Control Program, and is NADCAP certified.
•The Fayetteville, Arkansas facility is additionally registered to AS9100D aviation, space and defense standard and have a certified ANSI/ESD S20.20 Electrostatic Discharge Control Program.
•The Corinth, Mississippi facility is additionally registered to ISO 14001:2015 and ISO/IEC 80079-34 explosive atmospheres.
•The Oakdale, Minnesota; Corinth, Mississippi; Fayetteville, Arkansas and Spokane, Washington facilities are all registered with the U.S. State Department for International Traffic in Arms Regulations (ITAR).

Item 3.	LEGAL PROCEEDINGS
We are a party to certain lawsuits or claims in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flow, although an adverse resolution against the Company in a fiscal quarter or year could have a material adverse effect on the Company’s results of operations in a particular quarter or year. For further details on claims, see Footnote “Commitments and Contingencies” of the “Notes to Consolidated Financial Statements.”

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Market, formerly the NASDAQ National Market System under the symbol “KTCC.” Quarterly high and low sales prices for our common stock for fiscal years 2022 and 2021 were as follows:

	2022		2021
	High	Low	High	Low
First Quarter	$7.48	$6.45	$10.22	$5.04
Second Quarter	6.73	5.95	10.48	7.05
Third Quarter	6.55	5.26	9.48	6.75
Fourth Quarter	5.74	4.27	8.35	6.35
High and low stock prices are based on the daily sales prices reported by the NASDAQ Stock Market. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.
Holders and Dividends
As of July 2, 2022, we had 582 shareholders of common stock on record. As a result of our credit agreements, we are restricted from declaring or paying dividends in cash or stock without Bank of America’s prior written consent. We have not paid a cash dividend and do not anticipate payment of dividends in the foreseeable future.

Equity Compensation Plan Information
Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report on Form 10-K, under the caption “Equity Compensation Plan Information,” and that information is incorporated herein by reference.
Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock with the cumulative total return of the NASDAQ Stock Market (U.S. & Foreign) Index and the NASDAQ Electronic Components Index in fiscal 2022.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Key Tronic Corporation, the NASDAQ Composite Index
and the NASDAQ Electronic Components Index

$350
$300
$250
$200
$150
$100
$50
$0
6/30/17
6/30/18
6/29/19
6/27/20
7/3/21
7/2/22
Key Tronic Corporation
NASDAQ Composite
NASDAQ Electronic Components

*$100 invested on 6/30/17 in stock or index, including reinvestment of dividends.
Indexes calculated on month-end basis.

	6/30/2017	6/30/2018	6/29/2019	6/27/2020	7/3/2021	7/2/2022
Key Tronic Corporation	100.00	106.91	70.24	74.19	92.38	60.23
NASDAQ Composite	100.00	123.60	133.22	169.11	245.60	188.07
NASDAQ Electronic Components	100.00	130.95	128.24	174.60	286.71	221.70

Item 6:	[RESERVED]

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Summary
During the fourth quarter of fiscal year 2022, we won new programs involving audio products, GPS devices, utility meters, personal safety devices, and innovative internet solutions.
We reported net sales of $531.8 million for fiscal year 2022, the highest annual revenue in the Company’s history, and up 3% from $518.7 million for fiscal year 2021. While demand has remained strong from both new and existing customers, revenue for the fourth quarter and for the full year of fiscal year 2022 continued to be constrained by issues related to the supply chain, transportation and logistics and the worldwide pandemic.
During the fourth quarter of fiscal year 2022, the results were impacted by intermittent parts supply and factory downtime. The Company’s facilities in Shanghai, China were closed for most of the fourth quarter due to a government mandated COVID-19 shutdown. While the reopening of the Company’s China facility took longer than anticipated, operations have since resumed.
Moving into fiscal 2023, the global supply chain and COVID-19 crises continue to present uncertainty and multiple business challenges. At the same time, global logistics problems and heightened assurance of supply concerns continue to drive the favorable trend of contract manufacturing returning to North America.
For the first quarter of fiscal year 2023, the Company expects to report revenue in the range of $125 million to $135 million. Despite growing customer demand and backlog, we expect that the ongoing disruptions from the global supply chain and COVID-19 issues will continue to significantly limit production and adversely impact operating efficiencies, particularly for our China-based facilities.
We have continued to diversify our customer base by adding additional programs and customers. Our current customer relationships involve a variety of products, including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, military supplies, computer accessories, medical, educational, irrigation, automotive, transportation management, robotics, RFID, power supply, off-road vehicle equipment, fitness equipment, HVAC controls, consumer products, home building products, material handling systems, lighting equipment, consumer security products, smart security, architectural LED lighting, power meters and smart grid, wireless power solutions, sanitizer dispensing, automotive controllers, oil and gas drilling, power equipment and wireless security.
Gross profit as a percent of net sales was 8.1 percent in both fiscal year 2022 and 2021. The level of gross margin is impacted by product mix, timing of the startup of new programs, facility utilization, and pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter and year to year.
Operating income as a percentage of net sales for fiscal year 2022 was 1.7 percent compared to 1.8 percent for fiscal year 2021. The decrease in operating income as a percentage of net sales was primarily driven by the increase in legal expenses related specifically to the SEC’s review of last year’s whistleblower complaint.
Net income for fiscal year 2022 was $3.4 million or $0.31 per share, as compared to $4.3 million or $0.39 per share for fiscal year 2021. Earnings for fiscal 2022 continued to be adversely impacted by supply chain and transportation and logistics issues, legal and other professional service expenses related specifically to the SEC’s review of last year’s whistleblower complaint, and increased interest expense.

We maintained a strong balance sheet with a current ratio of 2.1 and a debt to equity ratio of 0.86. Total cash used in operating activities as defined on our cash flow statement was $4.9 million during fiscal year 2022. We maintained sufficient liquidity for our expected future operations. We believe cash flow from operations, our borrowing capacity, and equipment financing should provide adequate capital for planned growth over the long term.
RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended July 2, 2022 with the Fiscal Year Ended July 3, 2021
The following table sets forth for the periods indicated certain items of the consolidated statements of income expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and Footnotes contained in this Annual Report on Form 10-K.

	Fiscal Year Ended
	July 2, 2022	% of net sales	July 3, 2021	% of net sales	$ change	% point change
Net sales	$531,815	100.0%	$518,698	100.0%	$13,117	—
Cost of sales	488,601	91.9	476,659	91.9	11,942	—
Gross profit	43,214	8.1	42,039	8.1	1,175	—
Operating expenses:
Research, development and engineering	9,821	1.8	9,790	1.9	31	(0.1)
Selling, general and administrative	24,598	4.6	22,723	4.4	1,875	0.2
Total operating expenses	34,419	6.4	32,513	6.3	1,906	0.1
Operating income	8,795	1.7	9,526	1.8	(731)	(0.1)
Interest expense, net	5,104	1.0	3,613	0.7	1,491	0.3
Income before income taxes	3,691	0.7	5,913	1.1	(2,222)	(0.4)
Income tax provision	314	0.1	1,572	0.3	(1,258)	(0.2)
Net income	$3,377	0.6%	$4,341	0.8%	$(964)	(0.2)
Effective income tax rate	8.5%		26.6%
Net Sales
The increase in net sales of $13.1 million from prior year period was primarily driven by an increase in new program wins and demand for current programs. However, partially offsetting the increase in revenue during fiscal year 2022, the Company’s revenue was constrained by the global supply chain and transportation issues that continued to limit production throughout the year and to a lesser extent the Chinese government mandated COVID-19 shutdown of our Shanghai, China facilities for most of the fourth quarter.
The following table shows the revenue by industry sectors as a percentage of revenue for fiscal years 2022 and 2021:

	Fiscal Year Ended
	July 2, 2022	July 3, 2021
Consumer	48	51
Industrial	41	38
Communication	7	5
Gaming	1	3
Transportation	1	1
Printers	1	1
Computer and Peripheral	1	1
Total	100%	100%

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

Sales to foreign locations represented 17.6 percent and 28.2 percent of our total net sales in fiscal years 2022 and 2021, respectively.
Cost of Sales
Total cost of sales as a percentage of net sales was 91.9 percent in both fiscal years 2022 and 2021.
We record our inventories at net realizable value based on specific identification of inventory against current demand and recent usage. We also consider our customers' ability to pay for inventory whether or not there is a lead-time assurance agreement for a specific program. The amounts charged to expense for these inventories were approximately $950,000 and $753,000 in fiscal years 2022 and 2021, respectively.
We provide warranties on certain products we sell and estimate warranty costs based on historical experience and anticipated product returns. Warranty expense is related to workmanship claims on keyboards and other products. The amounts charged to expense are determined based on an estimate of warranty exposure. The net warranty expense was approximately $446,000 and $145,000 in fiscal years 2022 and 2021, respectively.
Gross Profit
Gross profit as a percentage of net sales was 8.1 percent in both fiscal years 2022, and 2021.
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
Research, Development and Engineering
Research, development and engineering expenses (RD&E) consists principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Total RD&E expenses were $9.8 million in both fiscal years 2022 and 2021. Total RD&E expenses as a percent of net sales was 1.8 percent in fiscal year 2022 and 1.9 percent in fiscal year 2021.
Selling, General and Administrative
Selling, general and administrative expenses (SG&A) consist principally of salaries and benefits, advertising and marketing programs, sales commissions, travel expenses, provision for doubtful accounts, facilities costs, and professional services. Total SG&A expenses were $24.6 million and $22.7 million in fiscal years 2022 and 2021, respectively. Total SG&A expenses as a percent of net sales were 4.6 percent and 4.4 percent in fiscal years 2022 and 2021, respectively. This 0.2 percentage point increase in SG&A as a percentage of net sales is primarily related to an increase in legal expenses related specifically to the SEC’s review of last year’s whistleblower complaint.
Interest Expense
We had net interest expense of $5.1 million and $3.6 million in fiscal years 2022 and 2021, respectively. The increase in interest expense is primarily related to an increase in the average balance outstanding on our line of credit, increased interest rates and financing leases.
Income Tax Provision
We had an income tax expense of approximately $0.3 million during fiscal year 2022 and an income tax expense of approximately $1.6 million during fiscal year 2021. The income tax expense recognized during both fiscal years 2022 and 2021 was primarily a function of U.S. and foreign taxes recognized at statutory rates, the net benefit associated with federal research and development tax credits, the benefit of carrying back the fiscal year 2021 net operating tax losses to years with higher federal tax rates in fiscal year 2022, the non-cash tax impact of expired stock appreciation rights in fiscal year 2021, and the recognition of previously unrecognized tax benefits for federal research and development tax credits in fiscal year 2020.
We continually review our requirements for liquidity domestically to fund current operations, revenue growth and to look for potential future acquisitions. We anticipate repatriating a portion of our unremitted foreign earnings. The estimated taxes associated with these expected repatriations are included in the income tax calculation. For further information on taxes please review Footnote “Income Taxes” of the “Notes to Consolidated Financial Statements.”

International Subsidiaries
We offer customers a complete global manufacturing solution. Our facilities provide our customers the opportunity to have their products manufactured in the facility that best serves specific cost, product manufacturing and distribution needs. The locations of active foreign subsidiaries are as follows:
•Key Tronic Juarez, SA de CV owns five facilities and leases four facilities in Juarez, Mexico. These facilities include an SMT facility, an assembly and molding facility, a sheet metal fabrication facility, and assembly and warehouse facilities. This subsidiary is primarily used to support our U.S. operations.
•Key Tronic Computer Peripherals (Shanghai) Co., Ltd. leases one facility with SMT, assembly, global purchasing and warehouse capabilities in Shanghai, China, which began operations in 1999. Its primary function is to provide contract manufacturing services.
•Key Tronic Vietnam leases one facility in Da Nang, Vietnam. This facility includes SMT, assembly, and warehouse capabilities. Its primary function is to provide contract manufacturing services for export.
Foreign sales (based on shipping instructions) from our worldwide operations, including domestic exports, were $93.8 million and $146.5 million in fiscal years 2022 and 2021, respectively. Products and manufacturing services provided by our subsidiary operations are often shipped to customers directly by the parent company.
RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended July 3, 2021 with the Fiscal Year Ended June 27, 2020
To review the results of operations comparison of the fiscal year ended July 3, 2021 with the fiscal year ended June 27, 2020, please refer to our Annual Report on Form 10-K filed September 16, 2021 with the Securities and Exchange Commission or follow the link below.
https://www.sec.gov/ix?doc=/Archives/edgar/data/719733/000071973321000106/ktcc-20210703.htm
Capital Resources and Liquidity
Operating Cash Flow
Net cash used in operating activities for fiscal year 2022 was $4.9 million compared to $15.1 million and $31.0 million in fiscal years 2021 and 2020, respectively.
The $4.9 million of net cash used in operating activities during fiscal year 2022 is primarily related to $3.4 million of net income adjusted for $7.6 million of depreciation and amortization, $25.6 million increase in accounts receivable, a $19.4 million increase in inventory, a $3.6 million increase in other liabilities, partially offset by a $28.6 million increase in accounts payable, and a $2.8 million decrease in contract assets.
The $15.1 million of net cash used in operating activities during fiscal year 2021 was primarily related to $4.3 million of net income adjusted for $6.9 million of depreciation and amortization, $24.3 million increase in accounts receivable, a $23.1 million increase in inventory, a $1.0 million increase in contract assets, a $2.3 million decrease in other assets, partially offset by a $12.6 million increase in accounts payable, a $5.6 million increase in other liabilities, and a $1.0 million increase in accrued compensation and vacation.
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
Investing Cash Flow
Cash flows used in investing activities were $8.1 million for fiscal year 2022. Cash flows used in investing activities were $10.6 million and $3.6 million in fiscal year 2021 and 2020, respectively. Our primary use of cash in investing activities during fiscal years 2022, 2021 and 2020, was purchasing equipment to support increased production levels for new programs. During fiscal year 2022, cash flows used in investing activities also included prepayments on finance lease obligations. During fiscal year 2020, our primary source of cash provided by investing activities came from receipts of the deferred purchase price on factored receivables.

Leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan.
Financing Cash Flow
Cash flows provided by financing activities were $11.2 million, $28.6 million, and $34.5 million in fiscal years 2022, 2021, and 2020. Our primary financing activities during fiscal year 2022, were proceeds from capital equipment finance leases and borrowings and repayments under our revolving line of credit facility; partially offset by repayments on our term loans and principal payments on finance leases. Our primary financing activities during fiscal year 2021 was repayments on our term loans of $11.7 million as well as borrowings and repayments under our revolving line of credit facility. Our primary financing activities during fiscal year 2020 was repayments on our term loans of $7.1 million as well as borrowings and repayments under our revolving line of credit facility.
As of July 2, 2022, the Company had an outstanding balance on the line of credit of $95.1 million. We had availability to borrow an additional $10.8 million under the asset-based revolving credit facility and we were in compliance with our loan covenants. Our cash requirements are affected by the level of current operations and new programs. We believe that projected cash from operations, funds available under the asset-based revolving credit facility and fixed asset financing will be sufficient to meet our working and fixed capital requirements for the foreseeable future.
As of July 2, 2022, we had approximately $1.7 million of cash held by foreign subsidiaries. Under the Tax Cuts and Jobs Act, future cash repatriations from these foreign subsidiaries are no longer subject to U.S. income taxes, but may be subject to foreign withholding taxes. See additional discussion in Footnote “Income Taxes” of the “Notes to Consolidated Financial Statements.” The total amount of foreign withholding taxes required to be paid for the amount of foreign subsidiary cash on hand as of July 2, 2022, would approximate $8,000. The Company also has approximately $28.9 million of foreign earnings that have not been repatriated to the U.S. Of that amount, the Company estimates that $7.1 million is to be repatriated in the future, requiring foreign withholding taxes of $0.7 million that is currently accrued in our deferred tax liabilities. The remaining $21.8 million is considered to be permanently reinvested in Mexico, China and Vietnam. If these amounts were required to be repatriated, we estimate it would create an additional $0.7 million in foreign withholding taxes payable.
Contractual Obligations
In the normal course of business, we enter into contracts which obligate us to make payments in the future. We have certain contractual obligations that extend beyond fiscal year 2023 under lease obligations and debt arrangements.
As of July 2, 2022, we had open purchase order commitments for materials and other supplies. Actual needs under these blanket purchase orders fluctuate with our manufacturing levels and as such cannot be broken out between fiscal years. In addition, we have contracts with many of our customers that minimize our exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with our suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations. We do not use off-balance sheet financing techniques other than traditional operating leases, and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries.
For a summary of our lease obligations as of July 2, 2022, please refer to Footnote “Leases” of the “Notes to Consolidated Financial Statements.”
For a summary of our long-term debt obligations as of July 2, 2022, please refer to Footnote “Long-Term Debt” of the “Notes to Consolidated Financial Statements.”

Critical Accounting Policies and Estimates
Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Footnote “Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” describes the significant accounting policies used in the preparation of our consolidated financial statements. Management believes the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about effects of matters that are inherently uncertain. The most significant areas involving management judgments are described below. Actual results in these areas could differ from management’s estimates.
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
Inactive, Obsolete, and Surplus Inventory Valuation
Inventories are stated at the lower of cost or net realizable value. Inventory valuation is determined using the first-in, first-out (FIFO) method. We write down inventories that we deem inactive, obsolete or surplus to net realizable value. The write down is calculated based upon the demand for the products that we produce to value this related inventory at net realizable value. Demand is determined by expected sales, customer purchase orders, or customer forecasts. If expected sales do not materialize, excess inventory would be the result and a write down of that inventory against earnings would occur. In the case where we have purchased material based upon a customer’s forecast or purchase orders, we are usually covered by lead-time assurance agreements or purchase orders with each customer. These contracts state that the financial liability for material purchased within agreed upon lead-time and based upon the customer’s forecasts, lies with the customer. If we purchase material outside the lead-time assurance agreement and the customer’s forecasts do not materialize or if we have no lead-time assurance agreement for a specific program, we would have the financial liability and may have to charge inactive, obsolete or surplus inventory against earnings. We also write down inventory values related to specific customers covered by lead-time assurance agreements when those customers are experiencing financial difficulties or reimbursement is not reasonably assured.
Allowance for Doubtful Accounts
We value our accounts receivable net of an allowance for doubtful accounts. As of July 2, 2022, the allowance for doubtful accounts was approximately $12,000. As of July 3, 2021, the allowance for doubtful accounts was approximately $275,000. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.

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
Stock-Based Compensation
Stock-based compensation is accounted for according to FASB Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation. ASC 718 requires us to expense the fair value of employee stock options, stock appreciation rights and other forms of stock-based compensation. Under the fair value recognition provisions of ASC 718, share-based compensation cost is estimated at the grant date based upon the fair value of the award and is recognized as expense ratably over the requisite service period of the award (generally the vesting period). Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating the expected life of the share-based award, the expected stock price volatility over the expected life of the share-based award and forfeitures.
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
New and Future Accounting Pronouncements
See Footnote “Significant Accounting Policies” of the “Notes to Consolidated Financial Statements.”

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility, and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with SOFR rates. There was outstanding $95.1 million in borrowings under our asset-based senior secured revolving credit facility and $7.9 million outstanding on our equipment financing facilities as of July 2, 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity”in this Annual Report on Form 10-K and the Footnote “Long-Term Debt” of the “Notes to Consolidated Financial Statements” for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. We use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There were no foreign currency forward contracts outstanding as of July 2, 2022. For additional information regarding our derivative instruments, please refer to Footnote “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements.”

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Key Tronic Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Key Tronic Corporation (the “Company”) as of July 2, 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 2, 2022, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of July 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2022 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments.
The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
As described in Notes 1 and 13 to the consolidated financial statements, the Company reported revenue of $531.8 million for the year ended July 2, 2022, of which $515.8 million related to revenue recognized over time. The Company has determined that for the majority of its contracts the Company is manufacturing products for which there is no alternative use due to the unique nature of the customer-specific product, intellectual property, and other contract restrictions. The Company has an enforceable right to payment including a reasonable profit for performance completed to date with respect to these contracts. As a result, revenue is recognized under these contracts over-time based on the input cost-to-cost method as it better depicts the transfer of control. This input method is based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation.
We identified revenue recognized over time on contracts for manufacturing products as a critical audit matter. Management’s calculation includes reports with varying elements, to estimate costs incurred to date for various performance obligations. Auditing management’s estimates used in the calculation of revenue recognized over time involved especially challenging and subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included:
•Testing the design, implementation, and operating effectiveness of controls relating to revenue recognized over time, including controls over the quarterly calculation of in-process contracts, and the related contract assets.
•Evaluating the methodology of estimating costs incurred to date on in-process contracts and testing the completeness and accuracy of the system generated reports used to estimate costs incurred by recalculating the expected costs on in-process contracts, vouching to source documents, tracing in-process orders to subsequent sales and shipping documentation within a reasonable period after year-end, identifying and testing significant assumptions used in the revenue calculation, and performing data validation procedures.
•Comparing margins realized to trending historic margins, and comparing total revenue recognized to independent expectations of total revenues disaggregated by revenue stream.
•Performing cutoff procedures to test that revenue transactions were recorded in the appropriate period.

/s/ Moss Adams LLP

Seattle, Washington
September 14, 2022

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Key Tronic Corporation
Spokane Valley, Washington
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Key Tronic Corporation (the “Company”) as of July 3, 2021, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended July 3, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 3, 2021, and the results of its operations and its cash flows for each of the two years in the period ended July 3, 2021, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting method for accounting for leases in fiscal year 2020 due to the adoption of Topic 842: Leases, using a modified retrospective approach.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ BDO USA, LLP

We have served as the Company's auditor from 2003 through 2021.

Spokane, Washington
September 16, 2021

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 2, 2022	July 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,707	$3,473
Trade receivables, net of allowance for doubtful accounts of $12 and $275	135,876	110,324
Contract assets	21,974	24,781
Inventories, net	155,741	137,329
Other	24,710	23,345
Total current assets	340,008	299,252
Property, plant and equipment, net	26,012	35,735
Operating lease right-of-use assets, net	16,731	15,745
Other assets:
Deferred income tax asset	10,055	9,656
Other	14,117	1,458
Total other assets	24,172	11,114
Total assets	$406,923	$361,846
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121,393	$92,823
Accrued compensation and vacation	11,836	11,471
Current portion of debt, net	7,402	2,143
Other	23,036	20,268
Total current liabilities	163,667	126,705
Long-term liabilities:
Term loans	5,716	7,906
Revolving loan	94,577	90,362
Operating lease liabilities	12,023	11,428
Deferred income tax liability	64	—
Other long-term obligations	5,998	1,740
Total long-term liabilities	118,378	111,436
Total liabilities	282,045	238,141
Commitments and contingencies (Note 4 and 8)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,762 and 10,762 shares, respectively	47,474	47,181
Retained earnings	77,829	74,452
Accumulated other comprehensive (loss) income	(425)	2,072
Total shareholders’ equity	124,878	123,705
Total liabilities and shareholders’ equity	$406,923	$361,846
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	July 2, 2022	July 3, 2021	June 27, 2020
Net sales	$531,815	$518,698	$449,480
Cost of sales	488,601	476,659	414,231
Gross profit	43,214	42,039	35,249
Research, development and engineering expenses	9,821	9,790	7,391
Selling, general and administrative expenses	24,598	22,723	21,030
Total operating expenses	34,419	32,513	28,421
Operating income	8,795	9,526	6,828
Interest expense, net	5,104	3,613	2,509
Income before income taxes	3,691	5,913	4,319
Income tax provision (benefit)	314	1,572	(439)
Net income	$3,377	$4,341	$4,758
Net income per share — Basic	$0.31	$0.40	$0.44
Weighted average shares outstanding — Basic	10,762	10,760	10,760
Net income per share — Diluted	$0.31	$0.39	$0.44
Weighted average shares outstanding — Diluted	11,063	11,046	10,816
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	July 2, 2022	July 3, 2021	June 27, 2020
Comprehensive income:
Net income	$3,377	$4,341	$4,758
Other comprehensive income:
Unrealized gain (loss) on hedging instruments, net of tax	(2,497)	3,572	(3,926)
Comprehensive income	$880	$7,913	$832

Other comprehensive income for fiscal years 2022, 2021, and 2020 is reflected net of tax provision (benefit) of approximately $(0.8) million, $1.2 million and $(1.1) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	July 2, 2022	July 3, 2021	June 27, 2020
Operating activities:
Net income	$3,377	$4,341	$4,758
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	7,562	6,856	5,591
Amortization of interest rate swap	301	276	—
Amortization of deferred loan costs	143	95	30
Excess tax benefit from exercise of stock options	—	(43)	—
Inventory write-down to net realizable value	950	753	136
Provision for warranty	446	145	121
Provision for doubtful accounts	67	117	551
(Gain) loss on disposal of assets	(12)	—	207
Share-based compensation expense	293	192	266
Deferred income taxes	481	(942)	(958)
Changes in operating assets and liabilities
Trade receivables	(25,619)	(24,318)	(28,254)
Contract assets	2,807	(1,028)	(1,592)
Inventories	(19,362)	(23,062)	(14,725)
Other assets	(1,651)	2,317	(7,728)
Accounts payable	28,569	12,618	6,632
Accrued compensation and vacation	365	1,043	3,669
Other liabilities	(3,624)	5,588	292
Cash used in operating activities	(4,907)	(15,052)	(31,004)
Investing activities:
Purchases of property and equipment	(6,813)	(10,602)	(8,623)
Proceeds from sale of fixed assets	14	—	696
Prepayments on finance lease obligations	(1,252)	—	—
Cash receipts from deferred purchase price of factored receivables	—	—	4,350
Cash used in investing activities	(8,051)	(10,602)	(3,577)
Financing activities:
Payment of financing costs	(118)	(617)	(84)
Proceeds from issuance of long term debt	11,594	11,000	5,000
Interest rate swap termination fee	—	(925)	—
Repayments of long term debt	(2,143)	(11,720)	(7,121)
Borrowings under revolving credit agreement	581,893	414,943	177,343
Repayments of revolving credit agreement	(577,703)	(384,150)	(140,605)
Principal payments on finance leases	(2,331)	—	—
Excess tax benefit from exercise of stock options	—	43	—
Cash provided by financing activities	11,192	28,574	34,533
Net increase (decrease) in cash and cash equivalents	(1,766)	2,920	(48)
Cash and cash equivalents, beginning of period	3,473	553	601
Cash and cash equivalents, end of period	$1,707	$3,473	$553
Supplemental cash flow information:
Interest payments	$5,110	$3,777	$2,483
Income tax payments, net of refunds	$1,315	$2,014	$683
Recognition of operating lease liabilities and right-of-use assets	$5,247	$3,103	$—
Recognition of financing lease liabilities and right-of-use assets	$13,096	$—	$—
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, June 29, 2019	10,760	$46,680	$65,353	$2,426	$114,459
Net income	—	—	4,758	—	4,758
Unrealized loss on hedging instruments, net of tax	—	—	—	(3,926)	(3,926)
Share-based compensation	—	266	—	—	266
Balances, June 27, 2020	10,760	$46,946	$70,111	$(1,500)	$115,557
Net income	—	—	4,341	—	4,341
Unrealized gain on hedging instruments, net of tax	—	—	—	3,572	3,572
Exercise of stock appreciation rights	2	—	—	—	—
Excess tax benefit from exercise of stock options		43			43
Share-based compensation	—	192	—	—	192
Balances, July 3, 2021	10,762	$47,181	$74,452	$2,072	$123,705
Net income	—	—	3,377	—	3,377
Unrealized loss on hedging instruments, net of tax	—	—	—	(2,497)	(2,497)
Share-based compensation	—	293	—	—	293
Balances, July 2, 2022	10,762	$47,474	$77,829	$(425)	$124,878
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
Correction of an Immaterial Error
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include the allowance for doubtful receivables, calculating inventory impairments related to obsolete and non-saleable inventories to value at net realizable value, deferred tax assets and liabilities, uncertain tax positions, impairment of long-lived assets, medical self-funded insurance liability, long-term incentive compensation accrual, the provision for warranty costs, and the fair value of stock appreciation rights granted under the Company’s share-based compensation plan. Due to uncertainties with respect to the assumptions and estimates, actual results could differ from those estimates.
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
Leases
Lease assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using the Company’s incremental borrowing rate, unless the implicit rate is readily determinable. Our incremental borrowing rate represents the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. Lease assets also include any lease prepayments. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of income. For further information, please refer to Footnote “Leases” of the “Notes to Consolidated Financial Statements.”
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
We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments based on new assessments and changes in estimates and which may not accurately forecast actual outcomes. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax provision. The tax years 2001 through the present remain open to examination by the major U.S. taxing jurisdictions to which we are subject. For further discussions, please refer to Footnote “Income Taxes” of the “Notes to Consolidated Financial Statements.”
Derivative Instruments and Hedging Activities
The Company has previously entered into foreign currency forward contracts and an interest rate swap which are accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI) and is reclassified into earnings in the same period in which the underlying hedged transaction affects earnings. The derivative’s effectiveness represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. As of July 2, 2022, the Company did not have any outstanding foreign currency forward contracts.
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
Foreign Currency Transactions
The functional currency of the Company’s subsidiaries in Mexico, China and Vietnam is the U.S. dollar. Realized foreign currency transaction gains and losses for local currency denominated assets and liabilities are included in cost of goods sold.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, current liabilities, and non-current operating lease liability are reflected on the balance sheets at July 2, 2022 and July 3, 2021, reasonably approximate their fair value. The Company had an outstanding balance on the line of credit of $95.1 million as of July 2, 2022 and $90.9 million as of July 3, 2021, with a carrying value that reasonably approximates the fair value. The Company had an outstanding balance on the term loan of $3.3 million as of July 2, 2022 and $4.2 million as of July 3, 2021, with a carrying value that reasonably approximates the fair value. The equipment term loan was $4.6 million as of July 2, 2022 and $5.8 million as of July 3, 2021, with a carrying value that reasonably approximates the fair value.
Share-based Compensation
The Company’s incentive plan may provide for equity awards to employees in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock-based awards. Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period, and is included in cost of goods sold, research, development and engineering, and selling, general, and administrative expenses. Share-based compensation is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations.
Newly Adopted and Recent Accounting Pronouncements
In January 2021, FASB issued Accounting Standard Update (ASU) 2021-01, Reference Rate Reform (Topic 848) to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The Company is currently assessing the effects on its consolidated financial statements, and if it will elect this optional standard.
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
As a result of adopting ASC 842, Leases, using a modified retrospective approach as of June 30, 2019, the Company recognized a right of use asset of $21.4 million, a corresponding lease liability of $20.4 million, a reduction in prepaid rent of $0.4 million, a reduction of favorable lease agreement intangible of $0.7 million, and no adjustment to retained earnings or future P&L impact.
Fiscal Year
The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2022, 2021, and 2020, ended on July 2, 2022, July 3, 2021, and June 27, 2020, respectively. Fiscal year 2021 was a 53 week year. Fiscal years 2022 and 2020 were 52 week years.

2. INVENTORIES
Net inventory as of July 2, 2022 is $155.7 million compared to $137.3 million as of July 3, 2021. Substantially all of the Company’s inventory balances are raw materials.

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	Life	July 2, 2022	July 3, 2021
	(in years)	(in thousands)
Land	—	$4,034	$4,034
Buildings and improvements	3 to 30	25,841	25,513
Equipment	1 to 10	71,180	77,509
Furniture and fixtures	3 to 5	5,286	5,271
Total Property, Plant and Equipment		106,341	112,327
Accumulated depreciation		(80,329)	(76,592)
Property, Plant and Equipment, net		$26,012	$35,735

	Fiscal Year Ended
	July 2, 2022	July 3, 2021	June 27, 2020
	(in thousands)
Depreciation expense	$4,940	$6,631	$5,369

4. LONG-TERM DEBT
On August 14, 2020, the Company entered into a loan agreement with Bank of America. The Loan Agreement replaces the Company’s prior amended and restated credit agreement, as amended, with Wells Fargo Bank. The Loan Agreement provides for a five-year asset-based senior secured revolving credit facility of up to $93 million, maturing on August 14, 2025.
Subsequent to July 2, 2022, the company entered into a third amendment to the loan agreement with Bank of America. The amendment removed the cash flow leverage ratio covenant and increased the interest rate by 25 basis points.
As of July 2, 2022, the Company had an outstanding balance under the asset-based revolving credit facility of $95.1 million, $0.3 million in outstanding letters of credit and $10.8 million available for future borrowings.
As of July 3, 2021, the Company had an outstanding balance under the asset-based revolving credit facility of $90.9 million, $0.3 million in outstanding letters of credit and $2.1 million available for future borrowings.
On August 14, 2020, the Company also entered into a $5.0 million equipment financing facility with Bank of America relating to the Company’s existing U.S. manufacturing equipment that bears interest at 4.85% and matures on August 14, 2025. Under this loan agreement, equal monthly payments of approximately $94,000 commenced on September 14, 2020 and will continue through the maturity of the equipment financing facility on August 14, 2025. As of July 2, 2022, the Company had an outstanding balance of $3.3 million. As of July 3, 2021, the Company had an outstanding balance of $4.2 million.
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

On November 24, 2020, the Company entered into a $6.0 million equipment financing facility related to the Company’s existing manufacturing equipment that bears interest at 5.52% and matures on April 24, 2026. Under this loan agreement, equal monthly payments of $100,000 commenced on May 24, 2021 and will continue through the maturity of the equipment financing facility on April 24, 2026. The Company had an outstanding balance of $4.6 million and $5.8 million as of July 2, 2022 and July 3, 2021, respectively.
On September 3, 2021, the Company entered into an amendment to the Company's current loan agreement with Bank of America. The amendment increases the Company's current credit facility of $93 million to $120 million, subject to the Company's borrowing base, maturing on September 3, 2026.
The interest rates on outstanding debt as of July 2, 2022 range from 4.50% - 5.52% compared to 3.25% - 5.52% as of July 3, 2021.
Debt maturities as of July 2, 2022 for the next five years are as follows (in thousands):

Fiscal Years Ending	Amount
2023	$2,190
2024	2,239
2025	2,290
2026	1,187
2027	95,077
Total debt	$102,983
Unamortized debt issuance costs	(499)
Long-term debt, net of debt issuance costs	$102,484
The Company must comply with certain financial covenants, including a fixed charge coverage ratio and a cash flow leverage ratio. The credit agreement requires the Company to grant certain inspection rights to Bank of America, limit or restrict the Company’s cash management; limit or restrict the ability of the Company to incur additional liens, make acquisitions or investments, incur additional indebtedness, engage in mergers, consolidations, liquidations, dissolutions, or dispositions, pay dividends or other restricted payments, prepay certain indebtedness, engage in transactions with affiliates, and use proceeds. Management believes the Company was in compliance with all financial covenants as of July 2, 2022.
5. TRADE ACCOUNTS RECEIVABLE PURCHASE PROGRAMS
Sale Programs
The Company has utilized an Account Purchase Agreement with Wells Fargo Bank, N.A. ("WFB") which allowed the Company to sell and assign to WFB and WFB to purchase from Company the accounts receivable of certain Company customers in a maximum aggregate amount outstanding of $25.0 million. As of July 2, 2022, the Company had no factored receivables with WFB.
The Company did not sell any accounts receivables during the twelve months ended July 2, 2022 or July 3, 2021. There were no accounts receivables sold and not yet collected as of July 2, 2022 or July 3, 2021. The receivables that were sold were removed from the consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the consolidated statements of cash flows. Cash receipts related to the deferred purchase price from receivables factored by the Company is reflected as cash provided by investing activities.

6. INCOME TAXES
Income tax benefit consists of the following:

	Fiscal Year Ended
	July 2, 2022	July 3, 2021	June 27, 2020
	(in thousands)
Current income tax benefit:
United States	$(2,179)	$1,416	$365
Foreign	2,012	1,098	154
	(167)	2,514	519
Deferred income tax benefit:
United States	443	(858)	(1,850)
Foreign	38	(84)	892
	481	(942)	(958)
Total income tax provision (benefit)	$314	$1,572	$(439)
The Company has gross tax credit carryforwards of approximately $11.0 million at July 2, 2022 consisting of federal research and development (R&D) tax credits, and approximately $1.9 million of net operating loss carryovers in China which expire in fiscal years 2025 through 2027.
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
In the fourth quarter of fiscal year 2022, the Company, with its fiscal year 2021 federal income tax return, made automatic changes in tax accounting methods that created a fiscal year 2021 tax net operating loss. This loss is permitted to be carried back to the tax years ending in 2016, 2017, and 2019, resulting in a tax benefit of $0.6 million due to the higher federal income tax rate in effect in the years ending in 2016 and 2017.
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
The Company evaluated tax law changes and regulatory guidance issued through the quarter. Such changes and regulations include guidance under Sec. 162(m), Sec. 245A, Sec. 951A, foreign tax credits, and rules relating to consolidated NOL carryback claims. The Company evaluated the ongoing impact of these law and regulatory changes, which did not have a material impact on its provision for income taxes. Subsequent to the end of the fiscal year ending July 2, 2022, on August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. This act includes a new book minimum tax on certain large corporations and an excise tax on corporate stock buybacks among other provisions. The Company is evaluating the impacts of this act, and at this time the Company does not believe they will have a material impact on our consolidated financial position, results of operations, or cash flows.
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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in years beginning in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is taking advantage of this NOL carryback provision by carrying back the fiscal year 2021 NOL to the fiscal 2016 and 2017 years, as described above. In addition, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification did not have a material impact on the fiscal year 2020 or fiscal year 2021 provisions for income taxes. Also, under the CARES Act, AMT credits not previously refunded for the tax year beginning in 2018 are refundable in the tax year beginning in 2019 rather than in years beginning in 2019-2021, and taxpayers can elect to claim 100% of the AMT credits in the first taxable year beginning in 2018 by applying for a tentative refund claim on or before December 31, 2020. The Company has made this election by applying for a tentative refund claim. The Company took advantage of the deferred payment payroll taxes provision, resulting in decreased deductible payroll tax payments, and increased taxable income, in fiscal years 2020 and 2021. Other aspects of the CARES Act did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
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
The Company expects to repatriate a portion of its foreign earnings based on increased net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company expects to repatriate approximately $7.1 million from China, in the future. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.

The Company’s effective tax rate differs from the federal tax rate as follows:

	Fiscal Year Ended
	July 2, 2022	July 3, 2021	June 27, 2020
	(in thousands)
Federal income tax provision at statutory rates	$775	$1,242	$907
State income taxes, net of federal tax effect	86	76	90
Foreign tax rate differences	336	(36)	336
Tax rate change	—	184	—
Federal rate differences applied to net operating loss carryback	(593)	—	—
Effect of income tax credits	(920)	(413)	(310)
Previously unrecognized tax benefits	146	(296)	(1,345)
Effect of repatriation of foreign earnings, net	—	(61)	—
Tax penalties & interest	179	—	—
Global Intangible Low-Taxed Income (GILTI) tax	59	34	—
Provision to return reconciliation	(32)	50	(241)
Equity compensation shortfall	104	572	—
Other	174	220	124
Income tax provision (benefit)	$314	$1,572	$(439)
The domestic and foreign components of income before income taxes were:

	Fiscal Year Ended
	July 2, 2022	July 3, 2021	June 27, 2020
	(in thousands)
Domestic	$(2,890)	$2,839	$1,142
Foreign	6,581	3,074	3,177
Income before income taxes	$3,691	$5,913	$4,319

Deferred income tax assets and liabilities consist of the following at:

	July 2, 2022	July 3, 2021
	(in thousands)
Deferred tax assets:
Net operating loss	$486	$465
Tax credit carryforwards, net	7,990	3,581
Inventory	247	1,190
Identifiable intangibles	370	432
Accruals	2,406	3,132
Fixed assets	1,200	—
ASC 606 deferred costs	4,216	4,670
Lease liabilities	3,671	2,909
Interest expense deduction carryforward	580	—
Other	465	385
Deferred income tax assets	$21,631	$16,764
Deferred tax liabilities:
Accrued withholding tax - unremitted earnings	(754)	(754)
Fixed assets	—	(794)
Right-of-use assets	(3,663)	(2,930)
Tax capital lease liabilities	(2,385)	—
Mark-to-market adjustments	—	(816)
ASC 606 accelerated revenue	(3,736)	(672)
Other	(1,102)	(1,142)
Deferred income tax liabilities	$(11,640)	$(7,108)
Net deferred income tax assets	$9,991	$9,656
Balance sheet caption reported in:
Long-term deferred income tax asset	$10,055	$9,656
Long-term deferred income tax liability	(64)	—
Net deferred income tax asset	$9,991	$9,656
Uncertain Tax Positions:
The Company has R&D tax credits that approximate $11.0 million that have 20-year carryforwards before expiring. The Company’s R&D tax credits expire in various fiscal years from 2025 to 2042.
As of July 2, 2022, the Company had unrecognized tax benefits of $3.0 million related to its gross R&D tax credits. The unrecognized tax benefits relate to certain R&D tax credits generated from 2001 to 2022.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	July 2, 2022	July 3, 2021	June 27, 2020
	(in thousands)
Beginning Balance	$4,863	$2,863	$4,099
Additions based on tax positions related to the current year	286	193	109
Adjustment to prior year tax positions & amended tax returns	(2,296)	2,102	—
Lapse of statute of limitations	145	(295)	(1,345)
Ending Balance	$2,998	$4,863	$2,863
The $2.998 million of unrecognized tax benefits at the end of fiscal year 2022, if recognized, would reduce the effective tax rate. Management does not anticipate any material changes to this amount during the next 12 months.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in its income tax provision. The Company has not recognized any interest or penalties in the fiscal years presented in these financial statements, except for $0.2 million in fiscal year 2022. The Company is subject to income tax in the U.S. federal jurisdiction, various state jurisdictions, Mexico, China and Vietnam. Certain years remain subject to examination but there are currently no ongoing exams in any taxing jurisdiction.
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

	Fiscal Year Ended (in thousands, except per share information)
	July 2, 2022	July 3, 2021	June 27, 2020
Net income	$3,377	$4,341	$4,758
Weighted average shares outstanding– basic	10,762	10,760	10,760
Effect of dilutive common stock awards	301	286	56
Weighted average shares outstanding – diluted	11,063	11,046	10,816
Net income per share – basic	$0.31	$0.40	$0.44
Net income per share – diluted	$0.31	$0.39	$0.44
Antidilutive SARs not included in diluted earnings per share	619	314	720
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
On August 9, 2021, the Company granted 165,000 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $7.17 and a grant date fair value of $2.73. As of July 2, 2022, 165,000 remain outstanding. The grant date fair value for the awards granted during fiscal year 2022, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of August 9, 2021:

Fiscal Year 2022
August 9, 2021
Expected dividend yield	—%
Risk – free interest rate	0.62%
Expected volatility	48.58%
Expected life	4.00

On July 23, 2020, the Company granted 155,000 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $6.94 and a grant date fair value of $2.32. As of July 2, 2022, 150,000 remain outstanding. The grant date fair value for the awards granted during fiscal year 2021, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of July 23, 2020:

Fiscal Year 2021
July 23, 2020
Expected dividend yield	—%
Risk – free interest rate	0.17%
Expected volatility	42.85%
Expected life	4.00
On July 26, 2019, the Company granted 175,000 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $4.93 and a grant date fair value of $1.23. As of July 2, 2022, 140,000 remain outstanding. The grant date fair value for the awards granted during fiscal year 2020, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of July 26, 2019:

Fiscal Year 2020
July 26, 2019
Expected dividend yield	—%
Risk – free interest rate	1.54%
Expected volatility	28.50%
Expected life	4.00
Subsequent to July 2, 2022, the Company granted 145,000 SARs with a strike price of $5.10 and a grant date fair value of $2.09.
Share-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. Share-based compensation expense for fiscal years ended July 2, 2022, July 3, 2021 and June 27, 2020 was $0.3 million, $0.2 million and $0.3 million, respectively.
The Black-Scholes option valuation model is used by the Company for estimating the fair value of SARs. Option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. Changes in these assumptions can materially affect the fair value estimates.
There were no SARs exercised during fiscal year 2022. There were 20,000 SARs exercised with an immaterial amount of intrinsic value in fiscal year 2021. There were no SARs exercised during fiscal year 2020.
As of July 2, 2022, total unrecognized compensation expense related to nonvested share-based compensation arrangements was approximately $0.4 million. This expense is expected to be recognized over a weighted-average period of 1.79 years.

The following table summarizes the Company’s Options and SARs activity for all plans from June 30, 2019 through July 2, 2022:

	SARs Available For Grant	SARs Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balances, June 30, 2019	493,918	985,416	$—	$8.35	1.7
Shares authorized	—			—
SARs granted	(175,000)	175,000		4.93
SARs forfeited	290,833	(290,833)		7.71
SARs exercised	—	—	—	—
Balances June 27, 2020	609,751	869,583	$—	$7.87	1.9
Shares authorized	—			—
SARs granted	(155,000)	155,000		6.94
SARs forfeited	213,333	(213,333)		9.88
SARs exercised	20,000	(20,000)	—	7.72
Balances, July 3, 2021	688,084	791,250	$—	$7.15	1.9
Shares authorized	—			—
SARs granted	(165,000)	165,000		7.17
SARs forfeited	197,500	(197,500)		8.17
SARs exercised	—	—	—	—
Balances, July 2, 2022	720,584	758,750	$—	$6.89	2.1
Exercisable at July 2, 2022		187,500	$—	$7.26	0.1
Additional information regarding SARs outstanding and exercisable as of July 2, 2022, is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs.)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$4.40 – $7.90	642,500	2.2	$6.65	187,500	$7.26
7.91 – 9.91	116,250	0.9	8.17	—	—
$4.40 to $9.91	758,750	2.1	$6.89	187,500	$7.26
The Company has defined contribution plans available to U.S. employees who have attained age 21. Company contributions to the plans were approximately $0.9 million, $0.9 million, and $0.8 million during fiscal years 2022, 2021 and 2020, respectively.
9. COMMITMENTS AND CONTINGENCIES
Leases: As of July 3, 2021 and June 27, 2020, the Company did not have any property and equipment financed under finance leases. Please refer to Footnote “Leases” of the “Notes to Consolidated Financial Statements” for information regarding lease commitments.
Warranty Costs: The Company provides warranties on certain product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. As of July 2, 2022 and July 3, 2021, the reserve for warranty costs was approximately $31,000 and $25,000, respectively.
If actual return rates and/or repair and replacement costs differ significantly from estimates, adjustments to recognize additional cost of sales may be required in future periods. Warranty expense for fiscal years 2022, 2021 and 2020 was related to workmanship claims on certain contract manufacturing products.

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
10. DERIVATIVE FINANCIAL INSTRUMENTS
As of July 2, 2022, the Company did not have any outstanding foreign currency forward contracts. During the fiscal year ended July 2, 2022, the Company entered into $13.9 million of foreign currency forward contracts and settled $24.6 million of such contracts. During the fiscal year ended July 3, 2021, the Company did not enter into any foreign currency forward contracts and settled $26.1 million of such contracts. During the fiscal year ended June 27, 2020, the Company entered into $23.8 million of foreign currency forward contracts and settled $26.7 million of such contracts.
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
The following table summarizes the fair value of derivative instruments in the Consolidated Balance Sheets as of July 2, 2022 and July 3, 2021 (in thousands):

		July 2, 2022	July 3, 2021
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Foreign currency forward contracts & swaps	Other current assets	$—	$3,614
The following table summarizes the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the fiscal year 2022 (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 3, 2021	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of July 2, 2022
Forward contracts	Cost of sales	$2,721	$950	$(3,750)	$(79)
Interest rate swap	Interest expense	(649)	—	303	(346)
Total		$2,072	$950	$(3,447)	$(425)
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
As of July 2, 2022, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our line of credit and foreign currency risk resulting from our China operations. The Company does not currently manage these risk exposures by using derivative instruments.
11. FAIR VALUE MEASUREMENTS
The Company has adopted ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and expands disclosures about fair value measurements. There are three levels of fair value hierarchy inputs used to value assets and liabilities which include: Level 1 – inputs are quoted market prices for identical assets or liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – inputs are unobservable inputs for the asset or liability. There have been no changes in the fair value methodologies used at July 2, 2022 and July 3, 2021.
The following table summarizes the fair value of assets (liabilities) of the Company’s derivatives that are required to be measured on a recurring basis as of July 3, 2021 (in thousands):

	July 3, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Foreign currency forward contracts	—	3,614	—	$3,614
The Company had forward contracts to hedge known future cash outflows for expenses denominated in the Mexican peso and had an interest rate swap to mitigate risk associated with certain borrowings under the Company’s debt arrangement. These contracts were measured on a recurring basis based on the foreign currency spot rates and forward rates quoted by banks or foreign currency dealers. These contracts were marked to market using level 2 input criteria every quarter with the unrealized gain or loss, net of tax, reported as a component of shareholders’ equity in accumulated other comprehensive income (loss), as they qualified for hedge accounting.
The carrying values of cash and cash equivalents, accounts receivable, contract assets, and current liabilities are reflected on the balance sheets at July 2, 2022 and July 3, 2021, reasonably approximate their fair value.
The Company’s long-term debt, which is measured at amortized cost, primarily consists of an asset-based revolving credit facility, lease liability, and equipment loans. These borrowings bear interest at LIBOR plus 2.5% per the loan agreement. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in Footnote “Long-Term Debt” of the “Notes to Consolidated Financial Statements.”
As a result of the determinable market rates for our asset-based revolving credit facility and equipment loans, they are classified within Level 2 of the fair value hierarchy. Further, the carrying value of each of these instruments reasonably approximates their fair value as of July 2, 2022 and July 3, 2021.

12. ENTERPRISE-WIDE DISCLOSURES
Operating segments are defined in ASC Topic 280, Segment Reporting as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of July 2, 2022, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services as this is the only discrete financial information that is regularly reviewed by the chief operating decision maker. This segment provides integrated electronic and mechanical engineering, assembly, sourcing and procurement, logistics, and new product testing for our customers.
Products and Services
Of the revenues for the years ended July 2, 2022, July 3, 2021, and June 27, 2020, contract manufacturing sales and services were $531.8 million, $518.7 million and $449.5 million, respectively.
Geographic Areas
Net sales and long-lived assets (property, plant, and equipment) by geographic area for the years ended and as of July 2, 2022, July 3, 2021 and June 27, 2020 are summarized in the following table. Net sales set forth below are based on the shipping destination. Long-lived assets information is based on the physical location of the asset and includes property, plant and equipment, net, and operating lease right-of-use assets, net.

	Fiscal Year Ended
	(in thousands)
	2022	2021	2020
Geographic net sales:
Domestic (U.S.)	$438,018	$372,217	$338,766
Foreign	93,797	146,481	110,714
Total	$531,815	$518,698	$449,480

Long-lived assets:
United States	$14,440	$20,949	$21,078
Mexico	22,473	24,089	20,828
Vietnam	5,229	5,919	6,567
China	601	523	859
Total	$42,743	$51,480	$49,332
Percentage of net sales made to customers located in the following countries:

	Fiscal Year Ended
	2022	2021	2020
United States	82%	72%	75%
China	16	25	19
Other foreign countries (a)	2	3	5
Canada	—	—	1
Total	100%	100%	100%
(a) No other individual foreign country accounted for 10% or more of the foreign sales in fiscal years 2021, 2020 or 2019.

Significant Customers
The percentage of net sales to and trade accounts receivables from significant customers were as follows:

	Percentage of Net Sales Fiscal Year			Percentage of Trade Accounts Receivable Fiscal Year
	2022	2021	2020	2022	2021
Customer A	13%	*	*	5%	*
Customer B	12%	24%	18%	13%	15%

13. QUARTERLY FINANCIAL DATA (Unaudited)

	Fiscal Year Ended July 2, 2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$132,762	$134,456	$138,391	$126,206
Gross profit	10,138	9,808	11,508	11,760
Income before income taxes	1,102	556	1,238	795
Net income	815	587	1,007	968
Net income per share - basic	$0.08	$0.05	$0.09	$0.09
Net income per share - diluted	$0.07	$0.05	$0.09	$0.09
Weighted average shares outstanding
Basic	10,762	10,762	10,762	10,762
Diluted	11,052	11,057	11,062	11,071

	Fiscal Year Ended July 3, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$123,207	$128,262	$134,600	$132,629
Gross profit	10,015	10,622	11,096	10,306
Income before income taxes	2,115	1,872	1,556	370
Net income	1,719	1,580	867	175
Net income per share - basic	$0.16	$0.15	$0.08	$0.02
Net income per share - diluted	$0.16	$0.14	$0.08	$0.02
Weighted average shares outstanding
Basic	10,760	10,760	10,760	10,762
Diluted	11,040	11,385	11,429	11,169
14. REVENUE
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
The Company generally provides a warranty for workmanship on its manufacturing contracts. Although we offer warranties on our products, our warranties are considered to be assurance-type in nature and do not cover anything beyond ensuring that the product is functioning as intended. Based on the guidance in ASC 606, assurance-type warranties do not represent separate performance obligations; therefore, the primary performance obligation in the majority of our contracts is the delivery of a specific good through the purchase order submitted by our customer.
The Company elected to not disclose information about remaining performance obligations as they are part of contracts that that have expected durations of one year or less.
The Company has elected to expense costs to obtain contracts as incurred as these costs are immaterial to the financial statements.
During fiscal 2022, 2021 and 2020, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional.
The following table summarizes the activity in the Company’s contract assets during the twelve months ended July 2, 2022 (in thousands):

Contract Assets
Beginning balance, July 3, 2021	$24,781
Revenue recognized	515,831
Amounts collected or invoiced	(518,638)
Ending balance, July 2, 2022	$21,974

The following table summarizes the activity in the Company’s contract assets during the twelve months ended July 3, 2021 (in thousands):

Contract Assets
Beginning balance, June 27, 2020	23,753
Revenue recognized	509,621
Amounts collected or invoiced	(508,593)
Ending balance, July 3, 2021	$24,781

Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the twelve months ended July 2, 2022 and the twelve months ended July 3, 2021 (in thousands):

	Revenue
Recognition	July 2, 2022	July 3, 2021	June 27, 2020
Over-Time	$515,831	$509,621	$441,405
Point-in-Time	15,984	9,077	8,075
Total	$531,815	$518,698	$449,480

Revenues and associated costs from engineering design, development services and tooling, which are performed under contract of short term durations, are recognized over time as the services are performed. Revenue from engineering design, development services and tooling represented approximately 9.6%, 5.6% and 3.3% of total revenue in fiscal year 2022, 2021 and 2020, respectively.
15. LEASES
The Company has several commitments under operating and financing leases for warehouses, manufacturing facilities, office buildings, and equipment with initial terms that expire at various dates during the next 1 year to 10 years.
The Company has some leases that include an extension clause. Management has considered the likelihood of exercising each extension option included and estimated the duration of the extension option, for those leases management determined to be reasonably certain, in calculating the lease term for measurement of the right of use asset and liability.
For operating leases, management assumed a discount rate of 4%. The weighted average discount rate is disclosed in the tables below.

The components of lease cost were as follows as of July 2, 2022, July 3, 2021 and June 27, 2020 (in thousands):

		Year Ended	Year Ended	Year Ended
Lease cost	Classification	July 2, 2022	July 3, 2021	June 27, 2020
Operating lease cost	Cost of sales	$6,442	$4,818	$4,511
Operating lease cost	Selling, general and administrative expenses	929	1,270	1,266

Financing lease cost	Cost of sales	$2,054	$—	$—
Financing lease cost	Selling, general and administrative expenses	$64	$—	$—

Total lease cost		$9,489	$6,088	$5,777

Fixed lease cost		$7,941	$4,943	$5,335
Short-term lease cost		$1,548	$1,145	$442
Total lease cost		$9,489	$6,088	$5,777

Amounts reported in the Consolidated Balance Sheet as of July 2, 2022 and July 3, 2021 were (in thousands, except weighted average lease term and discount rate):

	July 2, 2022	July 3, 2021
Operating Leases:
Operating lease right of use assets	$16,731	$15,745
Operating lease liabilities (1)	16,731	15,653

Weighted-average remaining lease term (in years)
Operating leases	5.28	5.95

Weighted-average discount rate
Operating leases	4.00%	4.05%

Financing Leases (2):
Financing lease right of use assets	$12,464	$—
Financing lease liabilities	11,211	—

Weighted-average remaining lease term (in years)
Financing leases	2.56	0.00

Weighted-average discount rate
Financing leases	8.82%	—%

(1) For fiscal year 2022 and 2021, the current portion of the total operating lease liabilities is classified under Other Current Liabilities.
(2) The total finance lease right of use assets of $12.5 million is classified under Other Long-term Assets. The current portion of the total finance lease liabilities of $5.2 million is classified under Current portion of debt, net, resulting in $6.0 million classified in Other Long-term Liabilities section of the condensed consolidated balance sheet.

Other information related to leases was as follows (in thousands):

	July 2, 2022	July 3, 2021	June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,261	4,976	4,237
Financing cash flows used in financing leases	2,331	—	—

Future lease payments under non-cancellable leases as of July 2, 2022 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2023	$4,709	$5,213
2024	3,811	3,960
2025	2,972	2,539
2026	2,351	107
2027	1,450	71
Thereafter	3,071	—
Total undiscounted lease payments	18,364	11,890
Less: present value discount	1,633	679
Total lease liabilities	$16,731	$11,211

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

Item 9A:	CONTROLS AND PROCEDURES

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
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of July 2, 2022, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of July 2, 2022. This assessment was based on the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of July 2, 2022, the Company’s internal control over financial reporting is effective based on that criteria.
The effectiveness of the Company's internal control over financial reporting as of July 2, 2022 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during our fourth fiscal quarter ended July 2, 2022 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Key Tronic Corporation
Opinion on Internal Control over Financial Reporting
We have audited Key Tronic Corporation’s (the “Company”) internal control over financial reporting as of July 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of Key Tronic Corporation as of July 2, 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated September 14, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ Moss Adams LLP

Seattle, Washington
September 14, 2022

We have served as the Company’s auditor since 2021.

Item 9B:	OTHER INFORMATION
None

Item 9C:	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
Information on the nominees for election as Directors of the Company is incorporated herein by reference from the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2022 fiscal year (the “2022 Proxy Statement”).
Executive Officers of the Registrant
This information is included in a separate item captioned “Executive Officers of the Registrant” in Item 1 of Part 1 of this Annual Report on Form 10-K pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K and is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act:
Information under the caption “Delinquent Section 16(a) Reports” in the Company’s 2022 Proxy Statement is incorporated herein by this reference.
Code of Conduct
The Board of Directors has adopted a written Code of Conduct which applies to its directors and employees, including its executive officers. The Code of Conduct is available on the Company’s website at www.keytronic.com. The Company intends to disclose on its website any amendments to or waivers of the Code of Conduct.

Item 11:	EXECUTIVE COMPENSATION
Information appearing under the caption “Executive Compensation” in the Company’s 2022 Proxy Statement is incorporated herein by this reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of July 2, 2022.
EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	758,750	$6.89	720,584
Equity compensation plans not approved by security holders	—	$—	—
Total	758,750	$6.89	720,584
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
Information under the caption “Beneficial Ownership of Securities” in the Company’s 2022 Proxy Statement is incorporated herein by this reference.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the caption “Related Person Transactions” and “Directors’ Independence” in the Company’s 2022 Proxy Statement is incorporated herein by this reference.

Item 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Moss Adams LLP, Seattle, Washington, Auditor Firm ID: 659.
Information appearing under the caption “Principal Accountant Fees and Services” in the Company’s 2022 Proxy Statement is incorporated herein by this reference.
PART IV

Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. FINANCIAL STATEMENTS

3. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation

3.2	Bylaws, as amended

4.1	Description of the Company’s securities

10.1*	2010 Incentive Plan, incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K for the year ended July 3, 2010

10.2*	Description of Employment Contact of Craig D. Gates, incorporated by reference to the Company’s 1998 Proxy Statement, pages 10 and 11

10.3*	Addenda to Employment Contract of Craig D. Gates, incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.4*	Addenda to Employment Contract of Craig D. Gates, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended June 29, 2002

10.5*	Amendment to Employment Contract of Craig D. Gates, dated August 23, 2011 incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the year ended July 2, 2011

10.6*	Amendment to Employment Contract of Craig D. Gates, dated May 10, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2012

10.7*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2019 and Fiscal Years 2019 – 2021 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 2, 2018

10.8*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2020 and Fiscal Years 2020 – 2022 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 30, 2019

10.9*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2021 and Fiscal Years 2021 – 2023 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 27, 2020

10.10*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2022 and Fiscal Years 2022 – 2024 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 13, 2021

10.11*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2023 and Fiscal Years 2023 – 2025 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 4, 2022

10.12	Announcement that the Company has signed a letter of intent to lease a new facility in Da Nang, Vietnam

10.13
Stock Purchase Agreement, dated September 3, 2014, by and among the Company, CDR Manufacturing Inc. and the sellers signatory thereto, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 9, 2014

10.14
Loan and Security Agreement, dated August 14, 2020, among the Company, Bank of America, N.A, and certain other parties, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 17, 2020

10.15	First Amendment to Loan and Security Agreement, dated November 10, 2020, among the Company, Bank of America, N.A, and certain other parties, submitted herewith

10.16
Second Amendment to Loan and Security Agreement, dated September 3, 2021, among the Company, Bank of America, N.A, and certain other parties, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 10, 2021

10.17	Third Amendment to Loan and Security Agreement, dated August 26, 2022, among the Company, Bank of America, N.A, and certain other parties, incorporated by reference to Exhibit 10.2, submitted herewith

21.1	Subsidiaries of Registrant, submitted herewith

23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP, submitted herewith

23.2	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP, submitted herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, submitted herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, submitted herewith

32.1	Section 1350 Certification of Chief Executive Officer, submitted herewith

32.2	Section 1350 Certification of Chief Financial Officer, submitted herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extention information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE)

*	Management contract or compensatory plan or arrangement

Item 16:	FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 14, 2022

KEY TRONIC CORPORATION

By:	/s/ Craig D. Gates
Craig D. Gates, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Craig D. Gates	September 14, 2022
Craig D. Gates	Date
Director and President and Chief Executive Officer (Principal Executive Officer)

/s/ Brett R. Larsen	September 14, 2022
Brett R. Larsen	Date
Executive Vice President of Administration, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Ronald F. Klawitter	September 14, 2022
Ronald F. Klawitter, Director	Date

/s/ James R. Bean	September 14, 2022
James R. Bean, Director	Date

/s/ Subodh K. Kulkarni	September 14, 2022
Subodh K. Kulkarni, Director	Date

/s/ Yacov A. Shamash	September 14, 2022
Yacov A. Shamash, Director	Date

/s/ Patrick Sweeney	September 14, 2022
Patrick Sweeney, Director and Chairman of the Board	Date