Form 10-Q
period 2022-10-01
KEY TRONIC CORP
filed 2022-11-09
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2022
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

(509) 928-8000
(Registrant’s telephone number, including area code)

N/A
(Former name, former address, and former fiscal year, if changed since last report)
  ____________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	KTCC	NASDAQ Global Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2022, 10,761,871 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” and “Key Tronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands; except share data)

	October 1, 2022	July 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,133	$1,707
Trade receivables, net of allowance for doubtful accounts of $29 and $12	139,010	135,876
Contract assets	26,358	21,974
Inventories	169,285	155,741
Other	22,803	24,710
Total current assets	359,589	340,008
Property, plant and equipment, net	26,977	26,012
Operating lease right-of-use assets, net	19,497	16,731
Other assets:
Deferred income tax asset	10,770	10,055
Other	13,131	14,117
Total other assets	23,901	24,172
Total assets	$429,964	$406,923
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$134,126	$121,393
Accrued compensation and vacation	9,065	11,836
Current portion of debt, net	6,642	7,402
Other	23,950	23,036
Total current liabilities	173,783	163,667
Long-term liabilities:
Term loans	5,173	5,716
Revolving loan	104,968	94,577
Operating lease liabilities	14,128	12,023
Deferred income tax liability	21	64
Other long-term obligations	5,668	5,998
Total long-term liabilities	129,958	118,378
Total liabilities	303,741	282,045
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,762 and 10,762 shares, respectively	47,514	47,474
Retained earnings	78,981	77,829
Accumulated other comprehensive (loss)	(272)	(425)
Total shareholders’ equity	126,223	124,878
Total liabilities and shareholders’ equity	$429,964	$406,923
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	October 1, 2022	October 2, 2021
Net sales	$137,263	$132,762
Cost of sales	126,884	122,624
Gross profit	10,379	10,138
Research, development and engineering expenses	2,296	2,449
Selling, general and administrative expenses	5,656	5,595
Gain on insurance proceeds, net of losses	(934)	—
Total operating expenses	7,018	8,044
Operating income	3,361	2,094
Interest expense, net	1,887	992
Income before income taxes	1,474	1,102
Income tax provision	322	287
Net income	$1,152	$815
Net income per share — Basic	$0.11	$0.08
Weighted average shares outstanding — Basic	10,762	10,762
Net income per share — Diluted	$0.11	$0.07
Weighted average shares outstanding — Diluted	10,832	11,052
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended
	October 1, 2022	October 2, 2021
Comprehensive income:
Net income	$1,152	$815
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	153	(1,531)
Comprehensive income	$1,305	$(716)
Other comprehensive income for the three months ended October 2, 2021, is reflected net of tax expense (benefit) of approximately $(0.3) million.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Three Months Ended
	October 1, 2022	October 2, 2021
Operating activities:
Net income	$1,152	$815
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	2,385	1,335
Amortization of interest rate swap	153	75
Amortization of deferred loan costs	37	32
Provision for warranty	152	75
Provision for doubtful accounts	14	26
Gain on disposal of assets	(123)	—
Gain on insurance proceeds, net of losses	(934)	—
Share-based compensation expense	40	68
Deferred income taxes	(344)	(220)
Changes in operating assets and liabilities:
Trade receivables	(1,776)	(16,155)
Contract assets	(4,384)	1,130
Inventories	(13,544)	(5,802)
Other assets	3,601	(7,092)
Accounts payable	12,732	18,835
Accrued compensation and vacation	(2,771)	(2,995)
Other liabilities	(2,227)	(4,753)
Cash used in operating activities	(5,837)	(14,626)
Investing activities:
Purchase of property and equipment	(2,526)	(1,791)
Cash used in investing activities	(2,526)	(1,791)
Financing activities:
Payment of financing costs	—	(80)
Proceeds from issuance of long term debt	—	5,055
Repayments of long term debt	(543)	(532)
Borrowings on revolver, net	10,354	10,446
Principal payments on finance leases	(1,022)	(401)
Cash provided by financing activities	8,789	14,488
Net increase (decrease) in cash and cash equivalents	426	(1,929)
Cash and cash equivalents, beginning of period	1,707	3,473
Cash and cash equivalents, end of period	$2,133	$1,544
Supplemental cash flow information:
Interest payments	$1,894	$999
Income tax payments, net of refunds	$414	$210
Recognition of operating lease liabilities and right-of-use assets	$4,613	$4,695
Recognition of financing lease liabilities and right-of-use assets	$—	$4,456
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands; except share data)

	Three Months Ended
	October 1, 2022	October 2, 2021
Total shareholders’ equity, beginning balances	$124,878	$123,705

Common stock (shares):
Beginning balances	10,762	10,762
Exercise of stock appreciation rights	—	—
Ending balances	10,762	10,762

Common stock:
Beginning balances	$47,474	$47,181
Share-based compensation	40	68
Exercise of stock options	—	—
Ending balances	47,514	47,249

Retained Earnings:
Beginning balances	$77,829	$74,452
Net income	1,152	815
Ending balances	78,981	75,267

Accumulated other comprehensive income (loss):
Beginning balances	$(425)	$2,072
Unrealized gain (loss) on hedging instruments, net	153	(1,531)
Ending balances	(272)	541
Total shareholders’ equity, ending balances	$126,223	$123,057
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation
The consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2022.
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three month periods ended October 1, 2022 and October 2, 2021, were both 13 week periods. Fiscal year 2023 will end on July 1, 2023, which is a 52 week year. Fiscal year 2022 which ended on July 2, 2022, was also a 52 week year.
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
3.Inventories
Inventories as of October 1, 2022 are $169.3 million compared to $155.7 million as of July 2, 2022. Substantially all of the Company’s inventory balances are raw materials.

4.Long-Term Debt
On September 3, 2021, the Company entered into an amendment to the Company’s current loan agreement with Bank of America. The amendment increases the Company’s current credit facility of $93 million to $120 million, subject to the Company’s borrowing base, maturing on September 3, 2026. As of October 1, 2022, the Company had an outstanding balance under the asset-based revolving credit facility of $105.4 million, $0.3 million in outstanding letters of credit and $10.6 million available for future borrowings.
On August 26, 2022, the company entered into a third amendment to the loan agreement with Bank of America. The amendment removed the cash flow leverage ratio covenant and increased the interest rate by 25 basis points.
As of July 2, 2022, the Company had an outstanding balance under the credit facility with Bank of America of $95.1 million, $0.3 million in outstanding letters of credit and $10.8 million available for future borrowings.
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
On August 14, 2020, the Company also entered into a $5.0 million equipment financing facility relating to the Company’s existing U.S. manufacturing equipment that bears interest at 4.85% and matures on August 14, 2025. Under this loan agreement, equal monthly payments of approximately $94,000 commenced on September 14, 2020 and will continue through the maturity of the equipment financing facility on August 14, 2025. As of October 1, 2022, the Company had an outstanding balance of $3.1 million. As of July 2, 2022, the Company had an outstanding balance of $3.3 million under the Bank of America equipment term loan agreement.
On November 24, 2020, the Company entered into a $6.0 million equipment financing facility related to the Company’s existing manufacturing equipment that bears interest at 5.52% and matures on April 24, 2026. Under this loan agreement, equal monthly payments of $100,000 commenced on May 24, 2021 and will continue through the maturity of the equipment financing facility on April 24, 2026. As of October 1, 2022, the Company had an outstanding balance of $4.3 million. As of July 2, 2022, the Company had an outstanding balance of $4.6 million.
The interest rates on outstanding debt as of October 1, 2022 range from 4.85% - 6.15% compared to 3.25% - 5.52% as of July 2, 2022.
Debt maturities as of October 1, 2022 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2023 (1)	$1,647
2024	2,239
2025	2,290
2026	1,187
2027	105,430
Thereafter	—
Total debt	$112,793
Unamortized debt issuance costs	(462)
Long-term debt, net of debt issuance costs	$112,331
    (1) Represents scheduled payments for the remaining nine-month period ending July 1, 2023.
The Company must comply with certain financial covenants, including a fixed charge coverage ratio. The Company was in compliance with all financial covenants as of October 1, 2022.

5.Income Taxes
The Company expects to repatriate a portion of its foreign earnings based on increased net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $8.6 million of foreign earnings in the future. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
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
The Company has available approximately $10.6 million of gross federal research and development tax credits as of October 1, 2022. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of October 1, 2022, the Company has recorded $3.1 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $7.5 million.
The Company evaluated tax law changes and regulatory guidance issued through the prior fiscal year. Such changes and regulations include guidance under Sec. 162(m), Sec. 245A, Sec. 951A, foreign tax credits, and rules relating to consolidated NOL carryback claims. The Company evaluated the ongoing impact of these law and regulatory changes, which did not have a material impact on its provision for income taxes. On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. The Inflation Reduction Act of 2022 includes a new book minimum tax on certain large corporations and an excise tax on corporate stock buybacks, among other provisions. The Company is evaluating the impacts of this act, and at this time the Company does not believe they will have a material impact on our consolidated financial position, results of operations, or cash flows.
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

	Three Months Ended
	(in thousands, except share and per share information)
	October 1, 2022	October 2, 2021
Net income	$1,152	$815
Weighted average shares outstanding—basic	10,762	10,762
Effect of dilutive common stock awards	70	290
Weighted average shares outstanding—diluted	10,832	11,052
Net income per share—basic	$0.11	$0.08
Net income per share—diluted	$0.11	$0.07
Antidilutive SARs not included in diluted earnings per share	904	629

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
The grant date fair value for the awards granted below were estimated using the Black Scholes option valuation method:

	July 29, 2022	August 9, 2021
SARs Granted	145,000	165,000
Strike Price	$5.10	$7.17
Fair Value	$2.09	$2.73

Total share-based compensation expense recognized during the three months ended October 1, 2022 and October 2, 2021 was approximately $40,000 and $68,000, respectively.
As of October 1, 2022, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.6 million. This expense is expected to be recognized over a weighted average period of 2.16 years. No SARs were exercised during the three months ended October 1, 2022 or October 2, 2021.
8.Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $30,000 as of October 1, 2022 and $31,000 as of July 2, 2022, respectively.
Gain from Insurance Recoveries, Net of Losses
Gain from insurance recoveries, net of losses, relate to losses incurred from storm damage to the Company’s Arkansas facility on July 29, 2022, as the result of a lightning strike. During the three months ended October 1, 2022, the Company recorded a gain from insurance recoveries, net of losses, of $0.9 million due to the storm event. The gain is net of a $0.4 million loss on the disposal of fixed assets, which were damaged in the event.
Subsequent to the end of the first quarter of fiscal year 2023, the Company received initial insurance proceeds of $1 million to repair the plant and replace equipment, which should be completed by the second half of fiscal year 2023. These initial coverage amounts, net of equipment book value loss, are included in reported gain on insurance claims during the quarter.

9.Derivative Financial Instruments
As of October 1, 2022, the Company did not have any outstanding foreign currency forward contracts. For the three months ended October 1, 2022, the Company did not enter into or settle any foreign currency forward contracts. During the same period of the previous year, the Company entered into $13.9 million foreign currency forward contracts and settled $5.5 million of contracts.
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
The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended October 1, 2022 and October 2, 2021, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 2, 2022	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of October 1, 2022
Forward contracts	Cost of sales	$(79)	$—	$79	$—
Interest rate swap	Interest expense	(346)	—	74	(272)
Total		$(425)	$—	$153	$(272)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 3, 2021	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of October 2, 2021
Forward contracts	Cost of sales	$2,721	$224	$(1,830)	$1,115
Interest rate swap	Interest expense	(649)	—	75	(574)
Total		$2,072	$224	$(1,755)	$541

As of October 1, 2022, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our line of credit and foreign currency risk resulting from our China operations. The Company does not currently manage these risk exposures by using derivative instruments.
10.Revenue
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
During the first three months of fiscal year 2023, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional. The following table summarizes the activity in the Company’s contract assets during the three months ended October 1, 2022 (in thousands):

Contract Assets
Beginning balance, July 2, 2022	$21,974
Revenue recognized	134,557
Amounts collected or invoiced	(130,173)
Ending balance, October 1, 2022	$26,358
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three months ended October 1, 2022 and October 2, 2021 (in thousands):

	Revenue
Recognition	Three Months Ended
	October 1, 2022	October 2, 2021
Over-Time	$134,558	$129,481
Point-in-Time	2,705	3,281
Total	$137,263	$132,762

11.Leases
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
For operating leases, management assumed a discount rate of 4%. The weighted average discount rate is disclosed in the tables below.

The components of lease cost for the three months ended October 1, 2022 and October 2, 2021 were (in thousands):

Lease cost	Classification	October 1, 2022	October 2, 2021
Operating lease cost	Cost of sales	$1,334	$1,433
Operating lease cost	Selling, general and administrative expenses	$184	$308

Financing lease cost	Cost of sales	$900	$434
Financing lease cost	Selling, general and administrative expenses	$38	$10

Total lease cost		$2,456	$2,185

Fixed lease cost		$2,221	$1,777
Short-term lease cost		$235	$408
Total lease cost		$2,456	$2,185

Amounts reported in the Consolidated Balance Sheet as of October 1, 2022 were (in thousands, except weighted average lease term and discount rate):

October 1, 2022
Operating Leases:
Operating lease right of use assets	$19,497
Operating lease liabilities (1)	$19,497

Weighted-average remaining lease term (in years)
Operating leases	5.08

Weighted-average discount rate
Operating leases	4.0%

Financing Leases (2):
Financing lease right of use assets	$11,373
Financing lease liabilities	$10,120

Weighted-average remaining lease term (in years)
Financing leases	2.31

Weighted-average discount rate
Financing leases	8.8%
(1) The current portion of the total operating lease liabilities of $5.4 million is classified under Other Current Liabilities, resulting in $14.1 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
(2) The total finance lease right of use assets of $11.4 million is classified under Other Long-term Assets. The current portion of the total finance lease liabilities of $4.4 million is classified under Current portion of debt, net, resulting in $5.7 million classified in Other Long-term Liabilities section of the condensed consolidated balance sheet.

Other information related to leases was as follows (in thousands):

	Three Months Ended
	October 1, 2022	October 2, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,847	$1,446
Financing cash flows used in financing leases	$1,022	$401
Future lease payments under non-cancellable leases as of October 1, 2022 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2023 (1)	$4,125	$3,910
2024	4,826	3,960
2025	3,987	2,539
2026	3,365	107
2027	2,464	71
Thereafter	3,240	—
Total undiscounted lease payments	22,007	10,587
Less: present value discount	(2,510)	(467)
Total lease liabilities	$19,497	$10,120
(1) Represents estimated lease payments for the remaining nine-month period ending July 1, 2023.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
References in this report to “the Company,” “Key Tronic,” “we,” “our,” or “us” mean Key Tronic Corporation together with its subsidiaries, except where the context otherwise requires.
This Quarterly Report contains forward-looking statements in addition to historical information. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to those outlined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks and Uncertainties that May Affect Future Results.” Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so. Readers should carefully review the risk factors described in this report and other periodic reports the Company files from time to time with the Securities and Exchange Commission, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.
Overview
Key Tronic is a leading contract manufacturer offering value-added design and manufacturing services from its facilities in the United States, Mexico, China, and Vietnam. The Company provides its customers full engineering services, materials management, worldwide manufacturing facilities, assembly services, in-house testing, and worldwide distribution. Its customers include some of the world’s leading original equipment manufacturers. Our combined capabilities and vertical integration are proving to be a desirable offering to our expanded customer base.
Our international production capability provides our customers with benefits of improved supply-chain management, reduced inventories, lower transportation costs, and reduced product fulfillment time. We continue to make investments in all of our operating facilities to give us the production capacity, capabilities, and logistical advantages to continue to win new business. The following information should be read in conjunction with the consolidated financial statements included herein and with Part II Item 1A, Risk Factors included as part of this filing.
Our mission is to provide our customers with superior manufacturing and engineering services at the lowest total cost for the highest quality products, and create long-term mutually beneficial business relationships by employing our “Trust, Commitment, Results” philosophy.

Executive Summary
For the first quarter of fiscal year 2023, the Company reported total revenue of $137.3 million, up 3.4% from $132.8 million in the same period of fiscal year 2022. During the first quarter of fiscal year 2023, the Company ramped up new programs from both longstanding and new customers. While constraints in the global supply chain continued to limit production, the Company saw some gradual improvements with respect to lead times of certain key components.
As new customer programs ramp the concentration of our top three customers’ net sales decreased to 25.4 percent of total sales in the first quarter of fiscal year 2023 from 33.0 percent in the same period of the prior fiscal year. We expect that concentration to our top three customers will continue to decrease during the fiscal year.
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
Gross profit as a percent of net sales was 7.6 percent for the first quarter of fiscal year 2023 as compared to 7.6 percent for the same quarter of the prior fiscal year. During the first quarter of fiscal year 2023, the results were impacted by storm damage to the Company’s facilities in Arkansas, which reduced revenue and gross profit. Key Tronic has received initial insurance proceeds to repair the plant and replace equipment, which should be completed by the second half of fiscal year 2023, and these initial coverage amounts, net of equipment book value loss, are included in reported gain on insurance claims during the quarter. In addition, the global supply chain and transportation issues continued to disrupt production, along with increased costs associated to ramping new programs.
Operating income as a percentage of net sales was 2.4 percent for the first quarter of fiscal year 2023 compared to 1.6 percent of operating income as a percentage of net sales for the first quarter of fiscal year 2022. The increase in operating income as a percentage of net sales was primarily driven by the reported gain on insurance claim during the quarter.
Net income for the first quarter of fiscal year 2023 was $1.2 million or $0.11 per diluted share, as compared to net income of $0.8 million or $0.07 per diluted share for the first quarter of fiscal year 2022. Net income for the first quarter of fiscal year 2023 improved based on the increase in operating income generated by the gains on insurance claim of $0.9 million and increased revenue during the quarter when compared to the results to first quarter of fiscal 2022.
During the first quarter of fiscal year 2023, we won new programs involving audio, automation, electric vehicle, and power distribution equipment.
Moving into the second quarter of fiscal 2023, global logistics problems, the war in Europe, and China-US geopolitical tensions continue to drive OEM’s to examine their traditional outsourcing strategies. We believe we are well positioned to benefit from this growing demand.
We have experienced shortages in electronic components used in our products. These shortages can result from strong demand for those components or from problems experienced by suppliers, such as shortages of raw materials. We have also experienced, and expect to continue to experience, such shortages and shutdowns due to the effects of the recent pandemic. These unanticipated component shortages have resulted and could continue to result in curtailed production or delays in production, which may prevent us from timely satisfying our performance obligations with our customers. Our inability to satisfy these performance obligations could cause us to experience a reduction in sales, increase in inventory levels and costs, and could adversely affect our operating results. We are carefully monitoring potential supply chain disruptions due to ongoing tightness in the overall component environment and are working to mitigate supply chain constraint risks.
We maintain a strong balance sheet with a current ratio of 2.1 and a debt to equity ratio of 0.9 as of October 1, 2022. Total cash used in operating activities as defined on our cash flow statement was $5.8 million for the three months ended October 1, 2022. We maintain sufficient liquidity for our expected future operations and had $105.4 million in borrowings on our revolving credit facility and $10.6 million remained available at October 1, 2022.

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
•Revenue Recognition
•Inactive, Obsolete, and Surplus Inventory Valuation
•Allowance for Doubtful Accounts
•Accrued Warranty
•Income Taxes
•Share-Based Compensation
•Long-Term Incentive Compensation Accrual
Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended July 2, 2022, for further details.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended October 1, 2022 with the Three Months Ended October 2, 2021
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended October 1, 2022 as compared to the three months ended October 2, 2021. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	October 1, 2022	% of net sales	October 2, 2021	% of net sales	$ change	% point change
Net sales	$137,263	100.0%	$132,762	100.0%	$4,501	—%
Cost of sales	126,884	92.4%	122,624	92.4%	4,260	—%
Gross profit	10,379	7.6%	10,138	7.6%	241	—%
Research, development and engineering	2,296	1.7%	2,449	1.8%	(153)	(0.1)%
Selling, general and administrative	5,656	4.1%	5,595	4.2%	61	(0.1)%
Gain on insurance proceeds, net of losses	(934)	(0.7)%	—	—%	(934)	(0.7)%
Total operating expenses	7,018	5.1%	8,044	6.0%	(1,026)	(0.9)%
Operating income	3,361	2.4%	2,094	1.6%	1,267	0.8%
Interest expense, net	1,887	1.4%	992	0.7%	895	0.7%
Income before income taxes	1,474	1.1%	1,102	0.8%	372	0.3%
Income tax provision	322	0.2%	287	0.2%	35	—%
Net income	$1,152	0.8%	$815	0.6%	$337	0.2%
Net Sales
Net sales of $137.3 million for the first quarter of fiscal year 2023 increased by 3.4 percent as compared to net sales of $132.8 million for the first quarter of fiscal year 2022.
The $4.5 million increase in net sales from the prior year period was primarily due to the successful ramp of new customer programs for new and legacy customers. The Company’s revenue continued to be constrained by tightening worldwide supply chain and transportation and logistics issues, but these problems do show signs of gradually abating.
Gross Profit
Gross profit as a percentage of net sales for the three months ended October 1, 2022 was 7.6 percent compared to 7.6 percent for the three months ended October 2, 2021. Gross profits percentages were flat as a result of the loss of production related to storm damage in Arkansas and increasing costs associated to new program ramps offset by the efficiencies gained in additional revenue.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded a provision of approximately $175,000 and $138,000 for obsolete inventory during the three months ended October 1, 2022 and October 2, 2021, respectively. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
There were no significant changes to operating expenses during the presented quarters, other than the gain on insurance proceeds of $934,000 recorded in the first quarter of fiscal 2023. Total research, development, and engineering (RD&E) expenses were $2.3 million during the three months ended October 1, 2022 and $2.4 million during the three months ended October 2, 2021, respectively. Total RD&E expenses as a percent of net sales were 1.7 percent during the three months ended October 1, 2022 and 1.8 percent during the three months ended October 2, 2021.
Total selling, general and administrative (SG&A) expenses were $5.7 million during the three months ended October 1, 2022 compared to $5.6 million for the three months ended October 2, 2021. Total SG&A expenses as a percentage of net sales were 4.1 percent for the three months ended October 1, 2022 and 4.2 percent for the three months ended October 2, 2021.
Interest
Interest expense was $1.9 million during the three months ended October 1, 2022 and $1.0 million during the three months ended October 2, 2021. The increase in interest expense is primarily related to increased interest rates and an increase in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the three months ended October 1, 2022 was 21.8 percent compared to 26.0 percent for the three months ended October 2, 2021. The decrease was primarily due to increased federal research and development tax credits expected during the fiscal year 2023. For further information on taxes see Note 5 of the “Notes to Consolidated Financial Statements.”
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
BACKLOG
On October 1, 2022, we had an order backlog of approximately $380.0 million. This compares with a backlog of approximately $320.9 million on October 2, 2021. The increase in order backlog is related to increases in demand and continuing supply chain issues that have delayed production. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash used in operating activities for the three months ended October 1, 2022 was $5.8 million, compared to $14.6 million during the same period of the prior fiscal year.
The $5.8 million of net cash used in operating activities for the three months ended October 1, 2022 is primarily related to $0.2 million in net income for the period adjusted for $2.4 million of depreciation and amortization, a $1.8 million increase in accounts receivable, a $13.5 million increase in inventory, a $2.8 million decrease in accrued compensation and vacation, a $3.6 million increase in other assets, partially offset by a $12.7 million increase in accounts payable, a $2.2 million increase in other liabilities and a $4.4 million decrease in contract assets.
The $14.6 million of net cash used in operating activities for the three months ended October 2, 2021 is primarily related to $0.8 million in net income for the period adjusted for $1.3 million of depreciation and amortization, a $16.2 million increase in accounts receivable, a $5.8 million increase in inventory, a $3.0 million decrease in accrued compensation and vacation partially offset by a $18.8 million increase in accounts payable, and a $1.1 million decrease in contract assets.
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
Investing Cash Flow
Cash used in investing activities was $2.5 million during the three months ended October 1, 2022 as compared to $1.8 million during the three months ended October 2, 2021. Our primary investing activity during the three months ended October 1, 2022 and October 2, 2021, was purchasing equipment to support increased production levels for new programs.

Leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Total capital expenditures are expected to be $9.0 million during the fiscal year, a significant portion of which may be funded through finance leases. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan.
Financing Cash Flow
Cash provided by financing activities was $8.8 million during the three months ended October 1, 2022 as compared to $14.5 million in the same period of the previous fiscal year. Our primary financing activities during the three months ended October 1, 2022 and three months ended October 2, 2021, were borrowings and repayments under our revolving line of credit facility and term loans.
As of October 1, 2022, approximately $10.6 million was available under the asset-based revolving credit facility.
Our cash requirements are affected by the level of current operations and new programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. The Company further notes projected cash from operations from increased demand from certain customers will be partially offset by an anticipated slowdown in collections from other customers and increasing inventory levels in efforts to mitigate supply chain constraint risks. As of October 1, 2022, we had approximately $2.1 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of October 1, 2022 would approximate $12,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in Note 6 of the “Notes to Consolidated Financial Statements.”
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended July 2, 2022. There have been no material changes in contractual obligations outside the ordinary course of business since July 2, 2022.
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
Adverse macroeconomic conditions as a result of COVID-19 have and may continue to affect our business. The conditions affect the Company’s ability to predict and plan for future supply chain disruptions, fluctuations in customer demand and costs, and the ability to operate as there is uncertainty over future temporary closures. Inflation has also risen globally to historically high levels. If the inflation rate continues to increase, the costs of labor and other expenses could also increase. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability. Inflation may further exacerbate other risk factors discussed in this Quarterly Report on Form 10-Q, including disruptions to international operations.
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
Certain components that we use in our manufacturing process are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources in our transportation activities. While significant uncertainty currently exists about the future levels of energy prices, a significant increase, such as the increased fuel prices experienced in fiscal year 2022, is possible. Increased energy prices could cause an increase to our raw material costs and transportation costs. In addition, increased transportation costs related to certain suppliers and customers could be passed along to us. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with LIBOR rates. There was outstanding $105.4 million in borrowings under our asset-based senior secured revolving credit facility and $7.8 million outstanding on our equipment financing facilities as of October 1, 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. From time to time, we use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. As of October 1, 2022, the Company did not have any outstanding foreign currency forward contracts. For the three months ended October 1, 2022, the Company did not enter into or settle any foreign currency forward contracts.
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
Based on our assessment, we believe that as of October 1, 2022, the Company’s disclosure controls and procedures are effective based on that criteria.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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
There are no material changes to the risk factors set forth in Part I Item 1A in the Company’s Annual Report on Form 10-K for the year ended July 2, 2022.

Item 6.	Exhibits

	3.1	Articles of Incorporation, incorporated by reference to the Company’s Form 10-K for the fiscal year ended July 3, 2021

	3.2	Bylaws, as amended, incorporated by reference to the Company’s Form 10-K for the fiscal year ended July 3, 2021

10.1
Third Amendment to Loan and Security Agreement, dated August 26,2022, among the Company, Bank of America, N.A., and certain other parties, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed September 14,2022.

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	November 9, 2022
President and Chief Executive Officer
(Principal Executive Officer)

/s/ BRETT R. LARSEN
Brett R. Larsen	Date:	November 9, 2022
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)