Form 10-Q
period 2022-12-31
KEY TRONIC CORP
filed 2023-02-09
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 9, 2023, 10,761,871 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” and “Key Tronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands; except share data)

	December 31, 2022	July 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$810	$1,707
Trade receivables, net of allowance for doubtful accounts of $36 and $12	134,290	135,876
Contract assets	28,329	21,974
Inventories	171,749	155,741
Other	26,469	24,710
Total current assets	361,647	340,008
Property, plant and equipment, net	27,110	26,012
Operating lease right-of-use assets, net	18,652	16,731
Other assets:
Deferred income tax asset	10,911	10,055
Other	11,928	14,117
Total other assets	22,839	24,172
Total assets	$430,248	$406,923
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$140,704	$121,393
Accrued compensation and vacation	7,813	11,836
Current portion of debt, net	6,667	7,402
Other	18,285	23,036
Total current liabilities	173,469	163,667
Long-term liabilities:
Term loans	4,603	5,716
Revolving loan	107,204	94,577
Operating lease liabilities	13,084	12,023
Deferred income tax liability	24	64
Other long-term obligations	4,553	5,998
Total long-term liabilities	129,468	118,378
Total liabilities	302,937	282,045
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,762 and 10,762 shares, respectively	47,576	47,474
Retained earnings	79,948	77,829
Accumulated other comprehensive loss	(213)	(425)
Total shareholders’ equity	127,311	124,878
Total liabilities and shareholders’ equity	$430,248	$406,923
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Net sales	$123,708	$134,456	$260,971	$267,218
Cost of sales	114,788	124,648	241,672	247,272
Gross profit	8,920	9,808	19,299	19,946
Research, development and engineering expenses	2,287	2,498	4,583	4,947
Selling, general and administrative expenses	5,735	5,659	11,391	11,254
Gain on insurance proceeds, net of losses	(2,710)	—	(3,644)	—
Total operating expenses	5,312	8,157	12,330	16,201
Operating income	3,608	1,651	6,969	3,745
Interest expense, net	2,507	1,095	4,394	2,087
Income before income taxes	1,101	556	2,575	1,658
Income tax provision (benefit)	134	(31)	456	256
Net income	$967	$587	$2,119	$1,402
Net income per share — Basic	$0.09	$0.05	$0.20	$0.13
Weighted average shares outstanding — Basic	10,762	10,762	10,762	10,762
Net income per share — Diluted	$0.09	$0.05	$0.20	$0.13
Weighted average shares outstanding — Diluted	10,832	11,057	10,832	11,055
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Comprehensive income:
Net income	$967	$587	$2,119	$1,402
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	59	(1,084)	212	(2,615)
Comprehensive income (loss)	$1,026	$(497)	$2,331	$(1,213)
Other comprehensive income (loss) for the three months ended December 31, 2022 and January 1, 2022, is reflected net of tax expense (benefit) of approximately $0.0 million and $(0.5) million, respectively. Other comprehensive income (loss) for the six months ended December 31, 2022 and January 1, 2022, is reflected net of tax expense (benefit) of approximately $0.0 million and $(0.8) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Six Months Ended
	December 31, 2022	January 1, 2022
Operating activities:
Net income	$2,119	$1,402
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	4,658	2,613
Amortization of interest rate swap	211	151
Amortization of deferred loan costs	51	69
Provision for warranty	266	228
Provision for doubtful accounts	22	54
Gain on disposal of assets	(123)	—
Gain on insurance proceeds, net of losses	(3,644)	—
Share-based compensation expense	102	143
Deferred income taxes	(120)	(175)
Changes in operating assets and liabilities:
Trade receivables	1,564	(13,143)
Contract assets	(6,355)	(1,187)
Inventories	(16,007)	(20,421)
Other assets	2,478	(13,537)
Accounts payable	19,310	39,019
Accrued compensation and vacation	(4,023)	(4,114)
Other liabilities	(10,540)	(1,630)
Cash used in operating activities	(10,031)	(10,528)
Investing activities:
Purchase of property and equipment	(3,859)	(2,766)
Proceeds from sale of fixed assets	—	2
Proceeds from insurance	3,500	—
Cash used in investing activities	(359)	(2,764)
Financing activities:
Payment of financing costs	—	(118)
Proceeds from issuance of long term debt	—	7,004
Repayments of long term debt	(1,089)	(1,066)
Borrowings on revolver, net	12,552	6,122
Principal payments on finance leases	(1,970)	(1,077)
Cash provided by financing activities	9,493	10,865
Net decrease in cash and cash equivalents	(897)	(2,427)
Cash and cash equivalents, beginning of period	1,707	3,473
Cash and cash equivalents, end of period	$810	$1,046
Supplemental cash flow information:
Interest payments	$3,712	$1,811
Income tax payments, net of refunds	$776	$530
Recognition of operating lease liabilities and right-of-use assets	$5,049	$5,246
Recognition of financing lease liabilities and right-of-use assets	$—	$5,973
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands; except share data)

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Total shareholders’ equity, beginning balances	$126,223	$123,705	$124,878	$123,705

Common stock (shares):
Beginning balances	10,762	10,762	10,762	10,762
Exercise of stock appreciation rights	—	—	—	—
Ending balances	10,762	10,762	10,762	10,762

Common stock:
Beginning balances	$47,514	$47,249	47,475	$47,181
Share-based compensation	62	75	101	143
Exercise of stock options	—	—	—	—
Ending balances	47,576	47,324	47,576	47,324

Retained Earnings:
Beginning balances	$78,981	$75,267	$77,829	$74,452
Net income	967	587	2,119	1,402
Ending balances	79,948	75,854	79,948	75,854

Accumulated other comprehensive income (loss):
Beginning balances	$(272)	$541	$(425)	$2,072
Unrealized gain (loss) on hedging instruments, net	59	(1,084)	212	(2,615)
Ending balances	(213)	(543)	(213)	(543)
Total shareholders’ equity, ending balances	$127,311	$122,635	$127,311	$122,635
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three month and six month periods ended December 31, 2022 and January 1, 2022, were both 13 week periods. Fiscal year 2023 will end on July 1, 2023, which is a 52 week year. Fiscal year 2022 which ended on July 2, 2022, was also a 52 week year.
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
3.Inventories
Inventories as of December 31, 2022 are $171.7 million compared to $155.7 million as of July 2, 2022. Substantially all of the Company’s inventory balances are raw materials.

4.Long-Term Debt
On September 3, 2021, the Company entered into an amendment to the Company’s current loan agreement with Bank of America. The amendment increases the Company’s current credit facility of $93 million to $120 million, subject to the Company’s borrowing base, maturing on September 3, 2026. As of December 31, 2022, the Company had an outstanding balance under the asset-based revolving credit facility of $107.6 million, $0.3 million in outstanding letters of credit and $1.8 million available for future borrowings.
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
On August 14, 2020, the Company also entered into a $5.0 million equipment financing facility relating to the Company’s existing U.S. manufacturing equipment that bears interest at 4.85% and matures on August 14, 2025. Under this loan agreement, equal monthly payments of approximately $94,000 commenced on September 14, 2020 and will continue through the maturity of the equipment financing facility on August 14, 2025. As of December 31, 2022, the Company had an outstanding balance of $2.8 million. As of July 2, 2022, the Company had an outstanding balance of $3.3 million under the Bank of America equipment term loan agreement.
On November 24, 2020, the Company entered into a $6.0 million equipment financing facility related to the Company’s existing manufacturing equipment that bears interest at 5.52% and matures on April 24, 2026. Under this loan agreement, equal monthly payments of $100,000 commenced on May 24, 2021 and will continue through the maturity of the equipment financing facility on April 24, 2026. As of December 31, 2022, the Company had an outstanding balance of $4.0 million. As of July 2, 2022, the Company had an outstanding balance of $4.6 million.
The interest rates on outstanding debt as of December 31, 2022 range from 4.85% - 7.44% compared to 3.25% - 5.52% as of July 2, 2022.
Debt maturities as of December 31, 2022 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2023 (1)	$1,101
2024	2,239
2025	2,290
2026	1,187
2027	110,130
Thereafter	—
Total debt	$116,947
Unamortized debt issuance costs	(425)
Long-term debt, net of debt issuance costs	$116,522
    (1) Represents scheduled payments for the remaining six-month period ending July 1, 2023.
The Company must comply with certain financial covenants, including a fixed charge coverage ratio. The Company was in compliance with all financial covenants as of December 31, 2022.

5.Income Taxes
The Company expects to repatriate a portion of its foreign earnings based on increased net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $8.1 million of foreign earnings in the future. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
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
The Company has available approximately $10.8 million of gross federal research and development tax credits as of December 31, 2022. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of December 31, 2022, the Company has recorded $3.1 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $7.7 million.
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

	Three Months Ended
	(in thousands, except share and per share information)
	December 31, 2022	January 1, 2022
Net income	$967	$587
Weighted average shares outstanding—basic	10,762	10,762
Effect of dilutive common stock awards	70	295
Weighted average shares outstanding—diluted	10,832	11,057
Net income per share—basic	$0.09	$0.05
Net income per share—diluted	$0.09	$0.05
Antidilutive SARs not included in diluted earnings per share	904	629

	Six Months Ended
	(in thousands, except per share information)
	December 31, 2022	January 1, 2022
Net income	$2,119	$1,402
Weighted average shares outstanding—basic	10,762	10,762
Effect of dilutive common stock awards	70	293
Weighted average shares outstanding—diluted	10,832	11,055
Net income per share—basic	$0.20	$0.13
Net income per share—diluted	$0.20	$0.13
Antidilutive SARs not included in diluted earnings per share	904	619
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

Total share-based compensation expense recognized during the three months ended December 31, 2022 and January 1, 2022 was approximately $62,000 and $75,000, respectively. Total share-based compensation expense recognized during the six months ended December 31, 2022 and January 1, 2022 was approximately $102,000 and $143,000, respectively.
As of December 31, 2022, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.5 million. This expense is expected to be recognized over a weighted average period of 1.96 years. No SARs were exercised during the three or six months ended December 31, 2022 or January 1, 2022.
8.Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $83,000 as of December 31, 2022 and $31,000 as of July 2, 2022, respectively.
Gain from Insurance Recoveries, Net of Losses

Gain from insurance recoveries, net of losses, relate to losses incurred from storm damage to the Company’s Arkansas facility on July 29, 2022, as the result of a lightning strike. During the three and six months ended December 31, 2022, the Company recorded a gain from insurance recoveries, net of losses, of $2.7 million and $3.6 million, respectively due to the storm event.The gains are net of a $0.4 million loss on the disposal of fixed assets, which were damaged in the event.
During the second quarter of fiscal year 2023, the Company received additional insurance proceeds of $3.5 million to repair the plant and replace equipment, which should be completed by the second half of fiscal year 2023. These initial coverage amounts, net of equipment book value loss, are included in reported gain on insurance claims during the quarter.
9.Derivative Financial Instruments
As of December 31, 2022, the Company did not have any outstanding foreign currency forward contracts. For the three months ended December 31, 2022, the Company did not enter into or settle any foreign currency forward contracts. During the same period of the previous year, the Company did not enter into any foreign currency forward contracts and settled $5.1 million of contracts.
For the six months ended December 31, 2022, the Company did not enter into or settle any foreign currency contracts. During the same period of the previous year, the Company entered into $13.9 million foreign currency contracts and settled $10.6 million of such contracts.
On November 6, 2019, the Company entered into an interest rate swap contract with an effective date of November 6, 2019 and a termination date of September 30, 2022, related to the borrowings outstanding under the term loan with Wells Fargo Bank. This interest rate swap contract was terminated on August 14, 2020 when the Company entered into a loan and security agreement with Bank of America. On the date of termination this interest rate swap was in a liability position of $148,400, which has been amortized to interest expense over the original term of the swap.
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
The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended December 31, 2022 and January 1, 2022, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of October 1, 2022	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 31, 2022
Forward contracts	Cost of sales	$—	$—	$—	$—
Interest rate swap	Interest expense	(272)	—	59	(213)
Total		$(272)	$—	$59	$(213)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of October 2, 2021	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of January 1, 2022
Forward contracts	Cost of sales	$1,115	$338	$(1,498)	$(45)
Interest rate swap	Interest expense	(574)	—	76	(498)
Total		$541	$338	$(1,422)	$(543)

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the six months ended December 31, 2022 and January 1, 2022, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 2, 2022	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 31, 2022
Forward contracts	Cost of sales	$(79)	$—	$79	$—
Interest rate swap	Interest expense	(346)	—	133	(213)
Total		$(425)	$—	$212	$(213)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 3, 2021	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of January 1, 2022
Forward contracts	Cost of sales	$2,721	$562	$(3,328)	$(45)
Interest rate swap	Interest expense	(649)	—	151	(498)
Total		$2,072	$562	$(3,177)	$(543)
As of December 31, 2022, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our line of credit and foreign currency risk resulting from our China operations. The Company does not currently manage these risk exposures by using derivative instruments.
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
The Company elected not to disclose information about remaining performance obligations as they are part of contracts that that have expected durations of one year or less.
The Company has elected to expense costs to obtain contracts as incurred as these costs are immaterial to the financial statements.
During the first six months of fiscal year 2023, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional. The following table summarizes the activity in the Company’s contract assets during the six months ended December 31, 2022 (in thousands):

Contract Assets
Beginning balance, July 2, 2022	$21,974
Revenue recognized	254,207
Amounts collected or invoiced	(247,852)
Ending balance, December 31, 2022	$28,329
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three and six months ended December 31, 2022 and January 1, 2022 (in thousands):

	Revenue
Recognition	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Over-Time	$119,649	$128,126	$254,207	$257,607
Point-in-Time	4,059	6,330	6,764	9,611
Total	$123,708	$134,456	$260,971	$267,218

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
For operating leases, management assumed a discount rate of 4%. The weighted average discount rate is disclosed in the tables below.

The components of lease cost for the three months and six months ended December 31, 2022 and were (in thousands):

		Three Months Ended		Six Months Ended
		December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Lease cost	Classification
Operating lease cost	Cost of sales	$2,441	$1,598	$3,775	$3,031
Operating lease cost	Selling, general and administrative expenses	$367	$250	$551	$558

Financing lease cost	Cost of sales	$1,859	$617	$2,759	$1,051
Financing lease cost	Selling, general and administrative expenses	$77	$17	$115	$27

Total lease cost		$4,744	$2,482	$7,200	$4,667

Fixed lease cost		$4,435	$2,081	$6,656	$3,858
Short-term lease cost		$309	$401	$544	$809
Total lease cost		$4,744	$2,482	$7,200	$4,667

Amounts reported in the Consolidated Balance Sheet as of December 31, 2022 were (in thousands, except weighted average lease term and discount rate):

	December 31, 2022	July 2, 2022
Operating Leases:
Operating lease right of use assets	$18,652	$16,731
Operating lease liabilities (1)	$18,652	$16,731

Weighted-average remaining lease term (in years)
Operating leases	4.84	5.28

Weighted-average discount rate
Operating leases	4.0%	4.0%

Financing Leases (2):
Financing lease right of use assets	$10,258	$12,464
Financing lease liabilities	$9,006	$11,211

Weighted-average remaining lease term (in years)
Financing leases	2.08	2.56

Weighted-average discount rate
Financing leases	8.8%	8.8%
(1) The current portion of the total operating lease liabilities of $5.6 million is classified under Other Current Liabilities, resulting in $13.1 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
(2) The total finance lease right of use assets of $10.3 million is classified under Other Long-term Assets. The current portion of the total finance lease liabilities of $4.4 million is classified under Current portion of debt, net, resulting in $4.6 million classified in Other Long-term Liabilities section of the condensed consolidated balance sheet.

Other information related to leases was as follows (in thousands):

	Six Months Ended
	December 31, 2022	January 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,128	$1,924
Financing cash flows used in financing leases	$1,970	$1,077
Future lease payments under non-cancellable leases as of December 31, 2022 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2023 (1)	$2,877	$2,607
2024	5,048	3,960
2025	3,987	2,539
2026	3,365	107
2027	2,464	71
Thereafter	3,240	—
Total undiscounted lease payments	20,981	9,284
Less: present value discount	(2,329)	(278)
Total lease liabilities	$18,652	$9,006
(1) Represents estimated lease payments for the remaining six-month period ending July 1, 2023.
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

Executive Summary
For the second quarter of fiscal year 2023, the Company reported total revenue of $123.7 million, down (8.0)% from $134.5 million in the same period of fiscal year 2022. During the second quarter of fiscal year 2023, the Company experienced a six-week delay in starting production for a large program with a leading power equipment company. This delayed revenue by approximately $20 million from the second quarter of fiscal 2023, but production for this program is currently underway and increasing in the third quarter. In addition, while constraints in the global supply chain continued to limit production, the Company continues to see gradual improvements with respect to lead times of certain key components.
As new customer programs ramp the concentration of our top three customers’ net sales decreased to 27.7 percent of total sales in the second quarter of fiscal year 2023 from 33.3 percent in the same period of the prior fiscal year. We expect that concentration to our top three customers will continue to decrease during the fiscal year.
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
Gross profit as a percent of net sales was 7.2 percent for the second quarter of fiscal year 2023 as compared to 7.3 percent for the same quarter of the prior fiscal year. During the second quarter of fiscal year 2023, the results were adversely impacted by business interruption and other operational losses related to storm damage to our Arkansas facility as well as increased labor costs. Further, the global supply chain and transportation issues continued to disrupt production, along with increased costs associated to ramping up new programs.
Operating income as a percentage of net sales was 2.9 percent for the second quarter of fiscal year 2023 compared to 1.2 percent of operating income as a percentage of net sales for the second quarter of fiscal year 2022. The increase in operating income as a percentage of net sales was primarily driven by the reported gain on insurance claim during the quarter.
Net income for the second quarter of fiscal year 2023 was $1.0 million or $0.09 per diluted share, as compared to net income of $0.6 million or $0.05 per diluted share for the second quarter of fiscal year 2022. Net income for the second quarter of fiscal year 2023 improved based on the increase in operating income generated by the gains on insurance claim of $2.7 million, or approximately $0.19 per share.
During the second quarter of fiscal year 2023, we won new programs involving outdoor power equipment, battery management, automated sprinklers, and biometric sensor technology.
Moving into the third quarter of fiscal 2023, global logistics problems, the war in Europe, and China-US geopolitical tensions continue to drive OEMs to examine their traditional outsourcing strategies. We believe these customers increasingly realize they had become overly dependent on their China-based contract manufacturers for not only product, but also for design and logistics services. Over time, the decision to onshore or near shore production is becoming more widely accepted as a smart long-term strategy. As a result, we see opportunities for continued growth. In addition, the headwinds from the global supply chain continue to present uncertainty and multiple business challenges but do show some signs of gradually abating, particularly with respect to the recent price stabilization for some commodity components. At the same time, these price reductions are offset by increasing wages at our North American facilities.
We maintain a strong balance sheet with a current ratio of 2.1 and a debt to equity ratio of 0.9 as of December 31, 2022. Total cash used in operating activities as defined on our cash flow statement was $10.0 million for the six months ended December 31, 2022. We maintain sufficient liquidity for our expected future operations and had $107.6 million in borrowings on our revolving credit facility and $1.8 million remained available at December 31, 2022.

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
•Income Taxes
Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended July 2, 2022, for further details.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended December 31, 2022 with the Three Months Ended January 1, 2022
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended December 31, 2022 as compared to the three months ended January 1, 2022. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	December 31, 2022	% of net sales	January 1, 2022	% of net sales	$ change	% point change
Net sales	$123,708	100.0%	$134,456	100.0%	$(10,748)	—%
Cost of sales	114,788	92.8%	124,648	92.7%	(9,860)	0.1%
Gross profit	8,920	7.2%	9,808	7.3%	(888)	(0.1)%
Research, development and engineering	2,287	1.8%	2,498	1.9%	(211)	(0.1)%
Selling, general and administrative	5,735	4.6%	5,659	4.2%	76	0.4%
Gain on insurance proceeds, net of losses	(2,710)	(2.2)%	—	—%	(2,710)	(2.2)%
Total operating expenses	5,312	4.2%	8,157	6.1%	(2,845)	(1.9)%
Operating income	3,608	2.9%	1,651	1.2%	1,957	1.7%
Interest expense, net	2,507	2.0%	1,095	0.8%	1,412	1.2%
Income before income taxes	1,101	0.9%	556	0.4%	545	0.5%
Income tax provision	134	0.1%	(31)	—%	165	0.1%
Net income	$967	0.8%	$587	0.4%	$380	0.4%
Net Sales
Net sales of $123.7 million for the second quarter of fiscal year 2023 decreased by 8.0 percent as compared to net sales of $134.5 million for the second quarter of fiscal year 2022.
The $10.7 million decrease in net sales from the prior year period was primarily due to a six-week delay in starting production for a large program with a leading power equipment company. This delayed revenue by approximately $20 million from the second quarter of fiscal 2023, but production for this program is currently underway and increasing in the third quarter.
Gross Profit
Gross profit as a percentage of net sales for the three months ended December 31, 2022 was 7.2 percent compared to 7.3 percent for the three months ended January 1, 2022. Gross profits percentages slightly decreased as a result of the business interruption and other operational losses related to storm damage to our Arkansas facility, as well as by preparations for expected sales growth in the second quarter and increased labor costs in both the US and Mexico.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded an impairment of approximately $175,000 and $138,000 for obsolete inventory during the three months ended December 31, 2022 and January 1, 2022, respectively. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
There were no significant changes to operating expenses during the presented quarters, other than the gain on insurance proceeds of $2.7 million recorded in the second quarter of fiscal 2023. Total research, development, and engineering (RD&E) expenses were $2.3 million during the three months ended December 31, 2022 and $2.5 million during the three months ended January 1, 2022, respectively. Total RD&E expenses as a percent of net sales were 1.8 percent during the three months ended December 31, 2022 and 1.9 percent during the three months ended January 1, 2022.
Total selling, general and administrative (SG&A) expenses were $5.7 million during the three months ended December 31, 2022 compared to $5.7 million for the three months ended January 1, 2022. Total SG&A expenses as a percentage of net sales were 4.6 percent for the three months ended December 31, 2022 and 4.2 percent for the three months ended January 1, 2022.

Interest
Interest expense was $2.5 million during the three months ended December 31, 2022 and $1.1 million during the three months ended January 1, 2022. The increase in interest expense is primarily related to increased interest rates and an increase in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the three months ended December 31, 2022 was 12.2 percent compared to (5.6) percent for the three months ended January 1, 2022. The increase was primarily due to federal research and development tax credits constituting a lower percentage of income before taxes and the impact of fluctuations in foreign exchange rates. For further information on taxes see Note 5 of the “Notes to Consolidated Financial Statements.”
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
Comparison of the Six Months Ended December 31, 2022 with the Six Months Ended January 1, 2022
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the six months ended December 31, 2022 as compared to the six months ended January 1, 2022. It is provided to assist in assessing differences in our overall performance (in thousands):

	Six Months Ended
	December 31, 2022	% of net sales	January 1, 2022	% of net sales	$ change	% point change
Net sales	$260,971	100.0%	$267,218	100.0%	$(6,247)	—%
Cost of sales	241,672	92.6%	247,272	92.5%	(5,600)	0.1%
Gross profit	19,299	7.4%	19,946	7.5%	(647)	(0.1)%
Research, development and engineering	4,583	1.8%	4,947	1.9%	(364)	(0.1)%
Selling, general and administrative	11,391	4.4%	11,254	4.2%	137	0.2%

Gain on insurance proceeds, net of losses	(3,644)	(1.4)%	—	—%	(3,644)	(1.4)%
Total operating expenses	12,330	4.8%	16,201	6.1%	(3,871)	(1.3)%
Operating income	6,969	2.7%	3,745	1.4%	3,224	1.3%
Interest expense, net	4,394	1.7%	2,087	0.8%	2,307	0.9%
Income before income taxes	2,575	1.0%	1,658	0.6%	917	0.4%
Income tax provision	456	0.2%	256	0.1%	200	0.1%
Net income	$2,119	0.8%	$1,402	0.5%	$717	0.3%
Net Sales
Net sales of $261.0 million for the six months ended December 31, 2022 decreased by (2.3) percent as compared to net sales of $267.2 million for the six months ended January 1, 2022.
The $(6.2) million decrease in net sales from the prior year period was primarily due to a six-week delay in starting production for a large program with a leading power equipment company. This delayed revenue by approximately $20 million from the second quarter of fiscal 2023, but was offset by the successful ramp up of new customer programs for new and legacy customers during Q1 of fiscal 2023.
Gross Profit
Gross profit as a percentage of net sales for the six months ended December 31, 2022 was 7.4 percent compared to 7.5 percent for the six months ended January 1, 2022. Gross profits percentages slightly decreased as a result of the business interruption and other operational losses related to storm damage to our Arkansas facility, as well as by preparations for expected sales growth in the second quarter and increased labor costs in both the US and Mexico.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.

Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded an impairment of approximately $355,000 and $365,000 for obsolete inventory during the six months ended December 31, 2022 and January 1, 2022, respectively. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $4.6 million during the six months ended December 31, 2022 and $4.9 million during the six months ended January 1, 2022, respectively. Total RD&E expenses as a percent of net sales were 1.8 percent during the six months ended December 31, 2022 and 1.9 percent during the six months ended January 1, 2022.
Total selling, general and administrative (SG&A) expenses were $11.4 million during the six months ended December 31, 2022 compared to $11.3 million for the six months ended January 1, 2022. Total SG&A expenses as a percentage of net sales were 4.4 percent for the six months ended December 31, 2022 and 4.2 percent for the six months ended December 31, 2022.
Interest
Interest expense was $4.4 million during the six months ended December 31, 2022 and $2.1 million during the six months ended January 1, 2022. The increase in interest expense is primarily related to increased interest rates and an increase in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the six months ended December 31, 2022 was 17.7 percent compared to 15.4 percent for the six months ended January 1, 2022. The increase was primarily due to the impact of fluctuations in foreign exchange rates. For further information on taxes see Note 5 of the “Notes to Consolidated Financial Statements.”
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
BACKLOG
On December 31, 2022, we had an order backlog of approximately $404.0 million. This compares with a backlog of approximately $333.1 million on January 1, 2022. The increase in order backlog is related to increases in demand and continuing supply chain issues that have delayed production. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash used in operating activities for the six months ended December 31, 2022 was $10.0 million, compared to $10.5 million during the same period of the prior fiscal year.
The $10.0 million of net cash used in operating activities for the six months ended December 31, 2022 is primarily related to $2.1 million in net income for the period adjusted for $4.7 million of depreciation and amortization, a $1.6 million increase in accounts receivable, a $16.0 million increase in inventory, a $4.0 million decrease in accrued compensation and vacation, a $2.5 million increase in other assets, partially offset by a $19.3 million increase in accounts payable, a $10.5 million increase in other liabilities and a $6.4 million decrease in contract assets.
The $10.5 million of net cash used in operating activities for the six months ended January 1, 2022 is primarily related to $1.4 million in net income for the period adjusted for $2.6 million of depreciation and amortization, a $13.1 million increase in accounts receivable, a $20.4 million increase in inventory, a $4.1 million decrease in accrued compensation and vacation, a $13.5 million increase in other assets, partially offset by a $39.0 million increase in accounts payable, and a $1.2 million increase in contract assets.
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

Investing Cash Flow
Cash used in investing activities was $0.4 million during the six months ended December 31, 2022 as compared to $2.8 million during the six months ended January 1, 2022. Our primary investing activity during the six months ended December 31, 2022 and January 1, 2022, was purchasing equipment to support increased production levels for new programs.
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
Financing Cash Flow
Cash provided by financing activities was $9.5 million during the six months ended December 31, 2022 as compared to $10.9 million in the same period of the previous fiscal year. Our primary financing activities during the six months ended December 31, 2022 and six months ended January 1, 2022, were borrowings and repayments under our revolving line of credit facility and term loans.
As of December 31, 2022, approximately $1.8 million was available under the asset-based revolving credit facility.
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
As of December 31, 2022, we had approximately $1.3 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of December 31, 2022 would approximate $32,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in Note 5 of the “Notes to Consolidated Financial Statements.”
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with LIBOR rates. There was outstanding $107.6 million in borrowings under our asset-based senior secured revolving credit facility and $7.8 million outstanding on our equipment financing facilities as of December 31, 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. From time to time, we use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. As of December 31, 2022, the Company did not have any outstanding foreign currency forward contracts. For the three months ended December 31, 2022, the Company did not enter into or settle any foreign currency forward contracts.
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
Based on our assessment, we believe that as of December 31, 2022, the Company’s disclosure controls and procedures are effective based on that criteria.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).
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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	February 9, 2023
President and Chief Executive Officer
(Principal Executive Officer)

/s/ BRETT R. LARSEN
Brett R. Larsen	Date:	February 9, 2023
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)