Form 10-Q
period 2023-04-01
KEY TRONIC CORP
filed 2023-05-10
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 1, 2023
OR
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD FROM             TO             .
Commission File Number: 0-11559
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2023, 10,761,871 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” and “Key Tronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands; except share data)

	April 1, 2023	July 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$37	$1,707
Trade receivables, net of allowance for doubtful accounts of $44 and $12	151,927	135,876
Contract assets	29,899	21,974
Inventories, net	154,315	155,741
Other	24,095	24,710
Total current assets	360,273	340,008
Property, plant and equipment, net	27,147	26,012
Operating lease right-of-use assets, net	17,471	16,731
Other assets:
Deferred income tax asset	11,801	10,055
Other	15,006	14,117
Total other assets	26,807	24,172
Total assets	$431,698	$406,923
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$132,050	$121,393
Accrued compensation and vacation	10,646	11,836
Current portion of debt, net	7,578	7,402
Other	12,774	23,036
Total current liabilities	163,048	163,667
Long-term liabilities:
Term loans	3,958	5,716
Revolving loan	116,253	94,577
Operating lease liabilities	12,081	12,023
Deferred income tax liability	175	64
Other long-term obligations	6,762	5,998
Total long-term liabilities	139,229	118,378
Total liabilities	302,277	282,045
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,762 and 10,762 shares, respectively	47,652	47,474
Retained earnings	81,924	77,829
Accumulated other comprehensive income (loss)	(155)	(425)
Total shareholders’ equity	129,421	124,878
Total liabilities and shareholders’ equity	$431,698	$406,923
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net sales	$164,553	$138,391	$425,524	$405,609
Cost of sales	150,277	126,883	391,950	374,155
Gross profit	14,276	11,508	33,574	31,454
Research, development and engineering expenses	2,580	2,526	7,162	7,473
Selling, general and administrative expenses	6,961	6,193	18,353	17,447
Gain on insurance proceeds, net of losses	(396)	—	(4,040)	—
Total operating expenses	9,145	8,719	21,475	24,920
Operating income	5,131	2,789	12,099	6,534
Interest expense, net	2,688	1,551	7,081	3,638
Income before income taxes	2,443	1,238	5,018	2,896
Income tax provision	467	231	924	487
Net income	$1,976	$1,007	$4,094	$2,409
Net income per share — Basic	$0.18	$0.09	$0.38	$0.22
Weighted average shares outstanding — Basic	10,762	10,762	10,762	10,762
Net income per share — Diluted	$0.18	$0.09	$0.38	$0.22
Weighted average shares outstanding — Diluted	10,865	11,062	10,892	11,059
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Comprehensive income:
Net income	$1,976	$1,007	$4,094	$2,409
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	58	309	270	(2,306)
Comprehensive income	$2,034	$1,316	$4,364	$103
Other comprehensive income (loss) for the three months ended April 1, 2023 and April 2, 2022, is reflected net of tax expense (benefit) of approximately $0.0 million and $0.1 million, respectively. Other comprehensive income for the nine months ended April 1, 2023 and April 2, 2022, is reflected net of tax expense (benefit) of approximately $0.0 million and $(0.7) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Nine Months Ended
	April 1, 2023	April 2, 2022
Operating activities:
Net income	$4,094	$2,409
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	6,857	3,933
Amortization of interest rate swap	270	226
Amortization of deferred loan costs	85	106
Provision for obsolete inventory	—	520
Provision for warranty	280	285
Provision for doubtful accounts	32	54
Loss on disposal of assets	(124)	—
Gain on insurance proceeds, net of losses	(4,040)	—
Share-based compensation expense	178	218
Deferred income taxes	(1,635)	(1,040)
Changes in operating assets and liabilities:
Trade receivables	(16,083)	(27,565)
Contract assets	(7,925)	1,338
Inventories	1,426	(18,257)
Other assets	6,980	(1,550)
Accounts payable	10,657	32,350
Accrued compensation and vacation	(1,190)	(2,812)
Other liabilities	(16,961)	(1,851)
Cash used in operating activities	(17,099)	(11,636)
Investing activities:
Purchase of property and equipment	(4,867)	(4,076)
Proceeds from sale of fixed assets	—	2
Proceeds from insurance	3,500	—
Cash used in investing activities	(1,367)	(4,074)
Financing activities:
Payment of financing costs	—	(118)
Proceeds from issuance of long term debt	—	9,393
Repayments of long term debt	(1,721)	(1,603)
Borrowings under revolving credit agreement	447,718	441,681
Repayments under revolving credit agreement	(426,126)	(432,833)
Principal payments on finance leases	(3,075)	(2,561)
Cash provided by financing activities	16,796	13,959
Net decrease in cash and cash equivalents	(1,670)	(1,751)
Cash and cash equivalents, beginning of period	1,707	3,473
Cash and cash equivalents, end of period	$37	$1,722
Supplemental cash flow information:
Interest payments	$7,127	$3,647
Income tax payments, net of refunds	$817	$998
Recognition of operating lease liabilities and right-of-use assets	$5,152	$5,246
Recognition of financing lease liabilities and right-of-use assets	$4,404	$8,757
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands; except share data)

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Total shareholders’ equity, beginning balances	$127,311	$122,635	$124,878	$123,705

Common stock (shares):
Beginning balances	10,762	10,762	10,762	10,762
Exercise of stock appreciation rights	—	—	—	—
Ending balances	10,762	10,762	10,762	10,762

Common stock:
Beginning balances	47,576	$47,324	$47,474	$47,181
Share-based compensation	76	75	178	218
Exercise of stock options	—	—	—	—
Ending balances	47,652	47,399	47,652	47,399

Retained Earnings:
Beginning balances	79,948	$75,854	$77,830	$74,452
Net income	1,976	1,007	4,094	2,409
Ending balances	81,924	76,861	81,924	76,861

Accumulated other comprehensive income:
Beginning balances	$(213)	$(543)	$(425)	$2,072
Unrealized gain (loss) on hedging instruments, net	58	309	270	(2,306)
Ending balances	(155)	(234)	(155)	(234)
Total shareholders’ equity, ending balances	$129,421	$124,026	$129,421	$124,026
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three month period ended April 1, 2023 was a 13 week period, and the three month period ended April 2, 2022 was also a 13 week period. Fiscal year 2023 will end on July 1, 2023, which is a 52 week year. Fiscal year 2022 which ended on July 2, 2022, was a 52 week year.
Management’s Assessment of Liquidity
As of April 1, 2023, approximately $3.2 million was available under the asset-based revolving credit facility. Our cash requirements are affected by the level of current operations and new programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future.
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
Derivative Instruments and Hedging Activities
The Company has occasionally entered into foreign currency forward contracts that are accounted for as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI) and is reclassified into earnings in the same period in which the underlying hedged transaction affects earnings. The derivative’s effectiveness represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.

The Company occasionally uses derivatives to manage the variability of foreign currency fluctuations of expenses in our Mexico facilities. The foreign currency forward contracts have terms that are matched to the underlying transactions being hedged. As a result, these transactions fully offset the hedged risk and no ineffectiveness has been recorded.
The Company’s foreign currency forward contracts, where applicable, potentially expose the Company to credit risk to the extent the counterparty may be unable to meet the terms of the agreement. The Company minimizes such risk by utilizing a counterparty with a strong credit rating. The Company’s counterparty to the foreign currency forward contracts was a major banking institution. This institution did not require collateral for the contracts, and the Company believes that the risk of the counterparty failing to meet their contractual obligations is remote. The Company does not enter into derivative instruments for trading or speculative purposes.
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
We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments based on new assessments and changes in estimates and which may not accurately forecast actual outcomes. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. The tax years 2001 through the present remain open to examination by the major U.S. taxing jurisdictions to which we are subject. Refer to Note 5 for further discussions related to income taxes.
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
3.Inventories
Inventories as of April 1, 2023 are $154.3 million compared to $155.7 million as of July 2, 2022. Substantially all of the Company’s inventory balances are raw materials.
4.Long-Term Debt
On September 3, 2021, the Company entered into an amendment to the Company’s current loan agreement with Bank of America. The amendment increased the Company’s current credit facility of $93 million to $120 million, subject to the Company’s borrowing base, maturing on September 3, 2026. On August 26, 2022, the Company entered into a third amendment to the loan agreement with Bank of America. The amendment removed the cash flow leverage ratio covenant and increased the interest rate by 25 basis points. As of April 1, 2023, the Company had an outstanding balance under the asset-based revolving credit facility of $116.8 million, $0.3 million in outstanding letters of credit and $3.2 million available for future borrowings.
As of July 2, 2022, the Company had an outstanding balance under the credit facility with Bank of America of $95.1 million, $0.3 million in outstanding letters of credit and $10.8 million available for future borrowings.
Generally, the interest rate applicable to loans under the Bank of America loan agreement will be, at the Company’s option: (i)(A) the base rate which is the highest of (a) the Prime Rate for such day, (b) the Federal Funds Rate for such day plus 0.50%, or (c) Term SOFR for a one month interest period as of such day, plus 1.00% (provided that in no event shall the base rate be less than zero), plus the applicable interest margin for base rate loans; and (B) SOFR rate for an applicable interest period, plus the applicable interest margin for SOFR rate loans. Depending on average daily excess borrowing availability over applicable periods under the Credit Facility, applicable interest margins on: (x) base rate loans will be 1.50-2.00%; and (y) SOFR rate loans will be 2.50-3.00%, resetting on a quarterly basis beginning in early 2021. If there is an event of default under the loan agreement, all loans and other obligations will bear interest at a rate of an additional 2.00% on the last change rates above otherwise applicable interest rates. In addition to interest charges, the Company is required to pay a fee of 0.25% per annum on the unused portion of the Credit Facility, monthly in arrears.
On August 14, 2020, the Company also entered into a $5.0 million equipment financing facility relating to the Company’s existing U.S. manufacturing equipment that bears interest at 4.85% and matures on August 14, 2025. Under this loan agreement, equal monthly payments of approximately $94,000 commenced on September 14, 2020 and will continue through the maturity of the equipment financing facility on August 14, 2025. As of April 1, 2023, the Company had an outstanding balance of $2.5 million. As of July 2, 2022, the Company had an outstanding balance of $3.3 million under the Bank of America equipment term loan agreement.
On November 24, 2020, the Company entered into a $6.0 million equipment financing facility related to the Company’s existing manufacturing equipment in Mexico that bears interest at 5.52% and matures on April 24, 2026. Under this loan agreement, equal monthly payments of $100,000 commenced on May 24, 2021 and will continue through the maturity of the equipment financing facility on April 24, 2026. As of April 1, 2023, the Company had an outstanding balance of $3.7 million. As of July 2, 2022, the Company had an outstanding balance of $4.6 million.
The interest rates on outstanding debt as of April 1, 2023 range from 4.85% - 7.92% compared to 4.50% - 5.52% as of July 2, 2022.
Debt maturities as of April 1, 2023 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2023 (1)	$468
2024	2,239
2025	2,290
2026	1,187
2027	116,766
Thereafter	—
Total debt	$122,950
Unamortized debt issuance costs	(513)
Long-term debt, net of debt issuance costs	$122,437
    (1) Represents scheduled payments for the remaining three-month period ending July 1, 2023.
The Company must comply with certain financial covenants, including a fixed charge coverage ratio. The Company was in compliance with all financial covenants as of April 1, 2023.
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
The Company has available approximately $10.2 million of gross federal research and development tax credits as of April 1, 2023. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of April 1, 2023, the Company has recorded $3.2 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $7.0 million.
The Company evaluated tax law changes and regulatory guidance issued through the prior fiscal year. Such changes and regulations include guidance under Sec. 162(m), Sec. 245A, Sec. 951A, foreign tax credits, and rules relating to consolidated NOL carryback claims. The Company evaluated the ongoing impact of these law and regulatory changes, and determined that they did not have a material impact on its provision for income taxes at the end of the prior fiscal year. On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. The Inflation Reduction Act of 2022 includes a new book minimum tax on certain large corporations and an excise tax on corporate stock buybacks, among other provisions. The Company is evaluating the impacts of this Act, and at this time the Company does not believe it will have a material impact on our consolidated financial position, results of operations, or cash flows.
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

	Three Months Ended
	(in thousands, except share and per share information)
	April 1, 2023	April 2, 2022
Net income	$1,976	$1,007
Weighted average shares outstanding—basic	10,762	10,762
Effect of dilutive common stock awards	103	300
Weighted average shares outstanding—diluted	10,865	11,062
Net income per share—basic	$0.18	$0.09
Net income per share—diluted	$0.18	$0.09
Antidilutive SARs not included in diluted earnings per share	376	619

	Nine Months Ended
	(in thousands, except share and per share information)
	April 1, 2023	April 2, 2022
Net income	$4,094	$2,409
Weighted average shares outstanding—basic	10,762	10,762
Effect of dilutive common stock awards	130	297
Weighted average shares outstanding—diluted	10,892	11,059
Net income per share—basic	$0.38	$0.22
Net income per share—diluted	$0.38	$0.22
Antidilutive SARs not included in diluted earnings per share	516	619
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

Total share-based compensation expense recognized during the three months ended April 1, 2023 and April 2, 2022 was approximately $76,000 and $75,000, respectively. Total share-based compensation expense recognized during the nine months ended April 1, 2023 and April 2, 2022 was approximately $178,000 and $218,000, respectively.
As of April 1, 2023, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.4 million. This expense is expected to be recognized over a weighted average period of 1.79 years. No SARs were exercised during the three or nine months ended April 1, 2023 or April 2, 2022.

8.Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $78,000 as of April 1, 2023 and $31,000 as of July 2, 2022, respectively.
Gain from Insurance Recoveries, Net of Losses
Gain from insurance recoveries, net of losses, relate to losses incurred from storm damage to the Company’s Arkansas facility on July 29, 2022, as the result of a lightning strike. During the three and nine months ended April 1, 2023, the Company recorded a gain from insurance recoveries, net of losses, of $0.4 million and $4.0 million, respectively due to the storm event.
During the nine months ended April 1, 2023, the Company received insurance proceeds of $3.5 million to repair the plant and replace equipment, which should be completed by the end of the fiscal year 2023. These initial coverage amounts, net of equipment book value loss, are included in reported gain on insurance claims during the quarter.
9.Derivative Financial Instruments
As of April 1, 2023, the Company did not have outstanding foreign currency forward contracts. For the three months ended April 1, 2023, the Company did not enter into or settle any foreign currency forward contracts and settled $7.2 million of contracts during the same period of the previous year.
For the nine months ended April 1, 2023, the Company did not enter into or settle any foreign currency forward contracts. During the same period of the previous year, the Company entered into $13.9 million of foreign currency forward contracts and settled $17.8 million of such contracts.
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

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended April 1, 2023 and April 2, 2022, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of January 1, 2023	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of April 1, 2023
Forward contracts	Cost of sales	$—	$—	$—	$—
Interest rate swap	Interest expense	(213)	—	58	(155)
Total		$(213)	$—	$58	$(155)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of January 1, 2022	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of April 2, 2022
Forward contracts	Cost of sales	$(45)	$302	$(69)	$188
Interest rate swap	Interest expense	(498)	—	76	(422)
Total		$(543)	$302	$7	$(234)
As of April 1, 2023, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our line of credit and foreign currency risk resulting from our China and Mexico operations. The Company does not currently manage these risk exposures by using derivative instruments.
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
During the first nine months of fiscal year 2023, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional. The following table summarizes the activity in the Company’s contract assets during the nine months ended April 1, 2023 (in thousands):

Contract Assets
Beginning balance, July 2, 2022	$21,974
Revenue recognized	414,835
Amounts collected or invoiced	(406,910)
Ending balance, April 1, 2023	$29,899
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three and nine months ended April 1, 2023 and April 2, 2022 (in thousands):

	Revenue
Recognition	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Over-Time	$160,628	$134,980	$414,835	$392,587
Point-in-Time	3,925	3,411	10,689	13,022
Total	$164,553	$138,391	$425,524	$405,609
11.Leases
The Company has several commitments under operating and financing leases for warehouses, manufacturing facilities, office buildings, and equipment with initial terms that expire at various dates during the next 1 year to 10 years.
The Company has some leases that include an extension clause. Management has considered the likelihood of exercising each extension option included and estimated the duration of the extension option, for those leases management determined to be reasonable certain, in calculating the lease term for measurement of the right of use asset and liability.
For operating leases, management assumed a discount rate of 4%. The weighted average discount rate is disclosed in the tables below.
The components of lease cost for the three months and nine months ended April 1, 2023 were (in thousands):

		Three Months Ended		Nine Months Ended
		April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Lease cost	Classification
Operating lease cost	Cost of sales	$962	$1,645	$3,402	$4,676
Operating lease cost	Selling, general and administrative expenses	$187	$184	554	742

Financing lease cost	Cost of sales	$1,062	$271	$2,922	$1,322
Financing lease cost	Selling, general and administrative expenses	$40	$7	$117	$34

Total lease cost		$2,251	$2,107	$6,995	$6,774

Fixed lease cost		$1,956	$1,717	$6,156	$5,575
Short-term lease cost		$295	$390	$839	$1,199
Total lease cost		$2,251	$2,107	$6,995	$6,774

Amounts reported in the Consolidated Balance Sheet as of April 1, 2023 were (in thousands, except weighted average lease term and discount rate):

	April 1, 2023	July 2, 2022
Operating Leases:
Operating lease right of use assets	$17,471	$16,731
Operating lease liabilities (1)	$17,471	$16,731

Weighted-average remaining lease term (in years)
Operating leases	4.68	5.28

Weighted-average discount rate
Operating leases	4.0%	4.0%

Financing Leases (2):
Financing lease right of use assets	$13,441	$12,464
Financing lease liabilities	$12,113	$11,211

Weighted-average remaining lease term (in years)
Financing leases	3.19	2.56

Weighted-average discount rate
Financing leases	8.4%	8.8%
(1) The current portion of the total operating lease liabilities of $5.4 million is classified under Other Current Liabilities, resulting in $12.1 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
(2) The total finance lease right of use assets of $13.4 million is classified under Other Long-term Assets. The current portion of the total finance lease liabilities of $5.4 million is classified under Current portion of debt, net, resulting in $6.8 million classified in Other Long-term Liabilities section of the condensed consolidated balance sheet.

Other information related to leases was as follows (in thousands):

	Nine Months Ended
	April 1, 2023	April 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,412	$3,154
Financing cash flows used in financing leases	$3,075	$2,561
Future lease payments under non-cancellable leases as of April 1, 2023 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2023 (1)	$1,468	$1,528
2024	5,100	4,859
2025	3,987	3,438
2026	3,365	1,006
2027	2,464	970
Thereafter	3,240	1,378
Total undiscounted lease payments	19,624	13,179
Less: present value discount	(2,153)	(1,066)
Total lease liabilities	$17,471	$12,113
(1) Represents estimated lease payments for the remaining three-month period ending July 1, 2023.
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

Executive Summary
For the third quarter of fiscal year 2023, the Company reported total revenue of $164.6 million, up 18.9 percent from $138.4 million in the same period of fiscal year 2022. While year-over-year sales have increased and customer demand has been even higher, production continues to be limited by global supply chain and transportation issues. Although constraints in the global supply chain continue to limit production, the Company continues to see gradual improvements with respect to lead times of certain key components.
As new customer programs ramp, the concentration of our top three customers’ net sales decreased to 34.0 percent of total sales in the third quarter of fiscal year 2023 from 34.4 percent in the same period of the prior fiscal year. We expect that concentration to our top three customers will likely decrease during the fiscal year.
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

Gross profit as a percent of net sales was 8.7 percent for the third quarter of fiscal year 2023 as compared to 8.3 percent for the same quarter of the prior fiscal year. During the third quarter of fiscal year 2023, the increase was driven by increased revenue levels along with some stabilization in the labor market. However, our gross margin was adversely impacted by the strengthening of the Mexican Peso relative to the US Dollar.
Operating income as a percentage of net sales was 3.1 percent for the third quarter of fiscal year 2023 compared to 2.0 percent of operating income as a percentage of net sales for the third quarter of fiscal year 2022. The increase in operating income as a percentage of net sales was primarily driven by the increase in gross profit as discussed above.
Net income for the third quarter of fiscal year 2023 was $2.0 million or $0.18 per diluted share, as compared to net income of $1.0 million or $0.09 per diluted share for the third quarter of fiscal year 2022. Net income for the third quarter of fiscal year 2023 improved mainly based on the increase in revenue for the quarter. Net income for the third quarter of fiscal 2023 also included a gain on insurance proceeds of $0.4 million or approximately $0.03 per share related to equipment damaged in the storm at our Arkansas facility earlier in the year.
During the third quarter of fiscal year 2023, we won new programs involving security equipment, video and pinball machines, mining safety and productivity products, and telecommunications devices.
Moving into the fourth quarter of fiscal 2023, global logistics problems, the war in Europe, and China-US geopolitical tensions continue to drive OEMs to examine their traditional outsourcing strategies. We believe these customers increasingly realize they have become overly dependent on their China-based contract manufacturers not only for products, but also for design and logistics services. The decision to onshore or near shore production is becoming more widely accepted as a smart long-term strategy. As a result, we see opportunities for continued growth. In addition, the headwinds from the global supply chain continue to present uncertainty and multiple business challenges but do show some signs of gradually abating, particularly with respect to the recent price stabilization for some commodity components. At the same time, these price reductions are offset by increasing wages at our North American facilities.
We maintain a strong balance sheet with a current ratio of 2.2 and a debt to equity ratio of 1.0 as of April 1, 2023. Total cash used in operating activities as defined on our cash flow statement was $17.1 million for the nine months ended April 1, 2023, as working capital has increased to support increase revenue. We believe we maintain sufficient liquidity for our expected future operations and had $116.8 million in borrowings on our revolving credit facility and $3.2 million remained available at April 1, 2023.

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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended April 1, 2023 with the Three Months Ended April 2, 2022
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended April 1, 2023 as compared to the three months ended April 2, 2022. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	April 1, 2023	% of net sales	April 2, 2022	% of net sales	$ change	% point change
Net sales	$164,553	100.0%	$138,391	100.0%	$26,162	—%
Cost of sales	150,277	91.3%	126,883	91.7%	23,394	(0.4)%
Gross profit	14,276	8.7%	11,508	8.3%	2,768	0.4%
Research, development and engineering	2,580	1.6%	2,526	1.8%	54	(0.2)%
Selling, general and administrative	6,961	4.2%	6,193	4.5%	768	(0.3)%
Gain on insurance proceeds	(396)	(0.2)%	—	—%	(396)	(0.2)%
Total operating expenses	9,145	5.6%	8,719	6.3%	426	(0.7)%
Operating income	5,131	3.1%	2,789	2.0%	2,342	1.1%
Interest expense, net	2,688	1.6%	1,551	1.1%	1,137	0.5%
Income before income taxes	2,443	1.5%	1,238	0.9%	1,205	0.6%
Income tax provision	467	0.3%	231	0.2%	236	0.1%
Net income	$1,976	1.2%	$1,007	0.7%	$969	0.5%
Net Sales
Net sales of $164.6 million for the third quarter of fiscal year 2023 increased by 18.9 percent as compared to net sales of $138.4 million for the third quarter of fiscal year 2022.
The $26.2 million increase in net sales from the prior year period was primarily due to the successful ramp of new customer programs and increased demand from existing customers. However, the Company’s revenue was constrained by tightening worldwide supply chain and transportation and logistics issues, which delayed the arrival of certain key components, causing factory downtime and overtime expenses.
Gross Profit
Gross profit as a percentage of net sales for the three months ended April 1, 2023 was 8.7 percent compared to 8.3 percent for the three months ended April 2, 2022. This 0.4 percentage point increase was primarily a result of increased revenue levels along with some stabilization in the labor market, offset by the strengthening of the Mexican Peso relative to the US Dollar.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded an impairment of approximately $100,000 and $155,000 for obsolete inventory during the three months ended April 1, 2023 and April 2, 2022, respectively. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
There were no significant changes to operating expenses during the presented quarters, other than the gain on insurance proceeds of $0.4 million recorded in the third quarter of fiscal 2023. Total research, development, and engineering (RD&E) expenses were $2.6 million during the three months ended April 1, 2023 and $2.5 million during the three months ended April 2, 2022. Total RD&E expenses as a percent of net sales were 1.6 percent during the three months ended April 1, 2023 and 1.8 percent during the three months ended April 2, 2022.
Total selling, general and administrative (SG&A) expenses were $7.0 million during the three months ended April 1, 2023 compared to $6.2 million for the three months ended April 2, 2022. The increase in SG&A expenses relate to an increase in factory bonus accrual and incentive compensation plan accruals. Total SG&A expenses as a percentage of net sales were 4.2 percent for the three months ended April 1, 2023 and 4.5 percent for the three months ended April 2, 2022.
Interest
Interest expense was $2.7 million during the three months ended April 1, 2023 and $1.6 million during the three months ended April 2, 2022. The increase in interest expense is primarily related to increased interest rates and an increase in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the three months ended April 1, 2023 was 19.1 percent compared to 18.7 percent for the three months ended April 2, 2022.
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
RESULTS OF OPERATIONS
Comparison of the Nine Months Ended April 1, 2023 with the Nine Months Ended April 2, 2022
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the nine months ended April 1, 2023 as compared to the nine months ended April 2, 2022. It is provided to assist in assessing differences in our overall performance (in thousands):

	Nine Months Ended
	April 1, 2023	% of net sales	April 2, 2022	% of net sales	$ change	% point change
Net sales	$425,524	100.0%	$405,609	100.0%	$19,915	—%
Cost of sales	391,950	92.1%	374,155	92.2%	17,795	(0.1)%
Gross profit	33,574	7.9%	31,454	7.8%	2,120	0.1%
Research, development and engineering	7,162	1.7%	7,473	1.8%	(311)	(0.1)%
Selling, general and administrative	18,353	4.3%	17,447	4.3%	906	—%
Gain on insurance proceeds	(4,040)	(0.9)%	—	—%	(4,040)	(0.9)%
Total operating expenses	21,475	5.0%	24,920	6.1%	(3,445)	(1.1)%
Operating income	12,099	2.8%	6,534	1.6%	5,565	1.2%
Interest expense, net	7,081	1.7%	3,638	0.9%	3,443	0.8%
Income before income taxes	5,018	1.2%	2,896	0.7%	2,122	0.5%
Income tax provision	924	0.2%	487	0.1%	437	0.1%
Net income	$4,094	1.0%	$2,409	0.6%	$1,685	0.4%
Effective income tax rate	18.4%		16.8%

Net Sales
Net sales of $425.5 million for the nine months ended April 1, 2023 increased by 4.9 percent as compared to net sales of $405.6 million for the nine months ended April 2, 2022.
The $19.9 million increase in net sales from the prior year period was primarily due to the successful ramp of new customer programs and increased demand from existing customers.
Gross Profit
Gross profit as a percentage of net sales for the nine months ended April 1, 2023 was 7.9 percent compared to 7.8 percent for the nine months ended April 2, 2022. The increase was primarily a result of increased revenue levels along with some stabilization in the labor market, offset by the strengthening of the Mexican Peso relative to the US Dollar.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded an impairment of approximately $455,000 and $520,000 for obsolete inventory during the nine months ended April 1, 2023 and nine months ended April 2, 2022, respectively. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total RD&E expenses were $7.2 million and $7.5 million during the nine months ended April 1, 2023 and nine months ended April 2, 2022. The decrease in RD&E expenses relate to an increase in engineering payroll expenses in the prior year. Total RD&E expenses as a percent of net sales were 1.7 percent during the nine months ended April 1, 2023 and 1.8 percent during the nine months ended April 2, 2022.
Total SG&A expenses were $18.4 million during the nine months ended April 1, 2023 compared to $17.4 million for the nine months ended April 2, 2022. The increase in SG&A expenses relate to an increase in factory bonus accrual and incentive compensation plan accruals. Total SG&A expenses as a percentage of net sales were 4.3 percent during the nine months ended April 1, 2023 compared to 4.3 percent during the nine months ended April 2, 2022.
Interest
Interest expense was $7.1 million during the nine months ended April 1, 2023 compared to $3.6 million during the nine months ended April 2, 2022. The increase in interest expense is primarily related to increased interest rates and an increase in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the nine months ended April 1, 2023 was 18.4 percent compared to 16.8 percent for the same period in fiscal year 2022. The increase was primarily due to the impact of fluctuations in foreign exchange rates. For further information on taxes, see Note 5 of the “Notes to Consolidated Financial Statements.”
BACKLOG
On April 1, 2023, we had an order backlog of approximately $380.6 million. This compares with a backlog of approximately $384.1 million on April 2, 2022. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash used in operating activities for the nine months ended April 1, 2023 was $17.1 million, compared to $11.6 million during the same period of the prior fiscal year.
The $17.1 million of net cash used in operating activities for the nine months ended April 1, 2023 is primarily related to $4.1 million in net income for the period adjusted for $6.9 million of depreciation and amortization, a $1.4 million decrease in inventory, a $1.2 million decrease in accrued compensation and vacation, a $10.7 million increase in accounts payable, partially offset by a $17.0 million decrease in other liabilities, a $16.1 million increase in accounts receivable and a $7.9 million increase in contract assets.

The $11.6 million of net cash used in operating activities for the nine months ended April 2, 2022 is primarily related to $2.4 million in net income for the period adjusted for $3.9 million of depreciation and amortization, a $27.6 million increase in accounts receivable, a $18.3 million increase in inventory, a $2.8 million decrease in accrued compensation and vacation partially offset by a $32.4 million increase in accounts payable, and a $1.3 million decrease in contract assets.
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
Investing Cash Flow
Cash used in investing activities was $1.4 million during the nine months ended April 1, 2023 as compared to $4.1 million during the nine months ended April 2, 2022. Our primary investing activity during the nine months ended April 1, 2023 and April 2, 2022, was purchasing equipment to support increased production levels for new programs.
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
Financing Cash Flow
Cash provided by financing activities was $16.8 million during the nine months ended April 1, 2023 as compared to $14.0 million in the same period of the previous fiscal year. Our primary financing activities during the nine months ended April 1, 2023 and nine months ended April 2, 2022, were borrowings and repayments under our revolving line of credit facility and term loans.
As of April 1, 2023, approximately $3.2 million was available under the asset-based revolving credit facility.
Our cash requirements are affected by the level of current operations and new programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. The Company further notes projected cash from operations from increased demand from certain customers will be partially offset by an anticipated slowdown in collections from other customers and increasing inventory levels in efforts to mitigate supply chain constraint risks. As of April 1, 2023, we had approximately $1.4 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of April 1, 2023 would approximate $33,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in Note 5 of the “Notes to Consolidated Financial Statements.”
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
•our locations are subject to physical and operational risks from natural disasters, severe weather events, climate change; and
•our locations may also be impacted by future temporary closures and labor constraints as a result of COVID-19.
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
Adverse macroeconomic conditions, such as those resulting from COVID-19, have and may continue to affect our business. The conditions affect the Company’s ability to predict and plan for future supply chain disruptions, fluctuations in customer demand and costs, and the ability to operate as there is uncertainty over future temporary closures. Inflation has also risen globally to historically high levels. If the inflation rate continues to increase, the costs of labor and other expenses have and may continue to increase. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability. Inflation may further exacerbate other risk factors discussed in this Quarterly Report on Form 10-Q, including disruptions to international operations.
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

Fluctuations in foreign currency exchange rates have increased, and could continue to increase, our operating costs.
We have manufacturing operations located in Mexico and China. A significant portion of our operations are denominated in the Mexican Peso and the Chinese currency, the renminbi ("RMB"). Currency exchange rates fluctuate daily as a result of a number of factors, including changes in a country's political and economic policies. Volatility in the currencies of our entities and the United States dollar, as well as inflationary costs, could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the cash, receivables, payables and expenses of our operating entities. As part of our hedging strategy, we have used Mexican Peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican Peso denominated expenses, but do not currently hedge our Mexican Peso denominated expenses. We also currently do not hedge expenses denominated in RMB. Unexpected losses have occurred from increases in the value of these currencies relative to the United States dollar and further unexpected losses could occur, which could be material to our business, financial results, or operations.
As a result of COVID-19, significant currency exchange fluctuations can occur causing unexpected losses. Future temporary closures of production facilities in Mexico could also cause significant changes in our ability to qualify for hedge accounting treatment of any forward contracts to hedge foreign currency fluctuations. However, given the unprecedented nature of the pandemic the FASB staff believes that an entity may apply the exception in paragraph 815-30-40-4 for rare cases caused by extenuating circumstances that are related to the nature of the forecasted transaction and are outside the control or influence of an entity to delays in the timing of the forecasted transactions if those delays are related to the effects of the COVID-19 pandemic and are considered probable to still occur. In addition, the FASB staff believes that it would be acceptable for an entity to determine that missed forecasts related to the effects of the COVID-19 pandemic need not be considered when determining whether it has exhibited a pattern of missing forecasts that would call into question its ability to accurately predict forecasted transactions and the propriety of using cash flow hedge accounting in the future for similar transactions.
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
Certain components that we use in our manufacturing process are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources in our transportation activities. While significant uncertainty currently exists about the future levels of energy prices, a significant increase, such as continued increases in fuel prices, is possible. Increased energy prices could cause an increase to our raw material costs and transportation costs. In addition, increased transportation costs related to certain suppliers and customers could be passed along to us. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability.
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
We routinely monitor our systems for cyber threats and believe we have sufficient processes in place to detect and remediate vulnerabilities. Nevertheless, we have experienced attempted security breaches, such as phishing emails and other targeted attacks. We expect that our operations will continue to be subject to cyber threats, and any future cybersecurity incident could significantly disrupt our operations.

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
There is no assurance that we will be able to retain or renew our credit agreements in the future. In the event the business grows rapidly or there is uncertainty in the macroeconomic climate, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that we will be able to obtain equity or debt financing at acceptable terms, or at all in the future. In addition, we have restrictive covenants with our financial institution which could impact how we manage our business. If we cannot meet our financial covenants, our borrowings could become immediately payable which could have a material adverse impact on our financial statements. For a summary of our banking arrangements, see “Long-Term Debt” in Note 4 of the “Notes to Consolidated Financial Statements.”
An adverse change in the interest rates for our borrowings could adversely affect our financial condition.
We are exposed to interest rate risk under our revolving line of credit and term loan. We have not historically hedged the interest rate on our credit facility; therefore, unless we do so, significant changes in interest rates could adversely affect our results of operations. For a summary of our debt obligations, see “Long-Term Debt” in Note 4 of the “Notes to Consolidated Financial Statements.”
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with LIBOR rates. There was outstanding $116.8 million in borrowings under our asset-based senior secured revolving credit facility and $2.5 million outstanding on our equipment financing facilities as of April 1, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and “Long-Term Debt” included in Note 4 of the “Notes to Consolidated Financial Statements” for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us directly or indirectly affect our financial results. From time to time, we use Mexican Peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican Peso denominated expenses. As of April 1, 2023, the Company did not have any outstanding foreign currency forward contracts For the three months ended April 1, 2023, the Company did not enter into or settle any foreign currency forward contracts.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (Exchange Act) are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures.
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).
Based on our assessment, we believe that as of April 1, 2023, the Company’s disclosure controls and procedures are effective based on that criteria.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).
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

Item 6.	Exhibits

	3.1	Articles of Incorporation, incorporated by reference to the Company’s Form 10-K for the fiscal year ended July 3, 2021

	3.2	Bylaws, as amended, incorporated by reference to the Company’s Form 10-K for the fiscal year ended July 3, 2021

	31.1	Certification of Chief Executive Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

	31.2	Certification of Chief Financial Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

	32.1	Certification of Chief Executive Officer (18 U.S.C. 1350)

	32.2	Certification of Chief Financial Officer (18 U.S.C. 1350)

	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	May 10, 2023
President and Chief Executive Officer
(Principal Executive Officer)

/s/ BRETT R. LARSEN
Brett R. Larsen	Date:	May 10, 2023
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)