Form 10-K
period 2023-07-01
KEY TRONIC CORP
filed 2023-09-26
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-K
 ____________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JULY 1, 2023
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of December 31, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $44.1 million based on the closing price as reported on the NASDAQ.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,761,871 shares of common stock were outstanding as of September 14, 2023.
 ____________________________________________________________
Documents Incorporated by Reference:
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant’s 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

KEY TRONIC CORPORATION
2023 FORM 10-K

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
For the fiscal years 2023 and 2022, the five largest customers in each year accounted for 36% and 40% of combined total net sales, respectively. We continue to diversify our customer base by adding additional programs and customers. We expect net sales to our five largest customers as a percentage of total net sales to approximate current levels going forward.
The following table summarizes the customers that represented 10% or more of total net sales during the last two fiscal years:

	Percentage of Net Sales by Fiscal Year
	2023	2022
Customer A	12%	12%
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
As of July 1, 2023, we had 5,447 full-time employees compared to 4,897 on July 2, 2022. Since we can have significant fluctuations in product demand, we seek to maintain flexibility in our workforce by utilizing skilled temporary labor in some of our manufacturing facilities in addition to full-time employees.
Backlog
On July 29, 2023, our order backlog was valued at approximately $343.0 million, compared to approximately $407.8 million on July 30, 2022. The amount of backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue. Due to the relationships with our customers, we will occasionally allow orders to be canceled or rescheduled and as a result it is not a meaningful indicator of future financial results. If there are canceled or rescheduled orders, we typically negotiate fees to cover the costs we have incurred. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next twelve months, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.
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

Information about Our Executive Officers.

The table below sets forth the name, current age and current position of our executive officers and other significant employees:

Name	Age	Positions Held
Executive Officers
Craig D. Gates	64	President and Chief Executive Officer
Brett R. Larsen	50	Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Philip S. Hochberg	61	Executive Vice President of Business Development
Duane D. Mackleit	55	Executive Vice President of Operations
David H. Knaggs	42	Executive Vice President of Quality and Information Systems
Chad T. Orebaugh	52	Executive Vice President of Engineering
Mark Courtney	57	Vice President of Supply Chain
Executive Officers
CRAIG D. GATES – President and Chief Executive Officer
Mr. Gates, age 64, has been President and Chief Executive officer of the Company since April 2009. Previously, he was Executive Vice President and General Manager from August 2002 to April 2009. He served as Executive Vice President of Marketing, Engineering and Sales from July 1997 to August 2002 and served as Vice President and General Manager of New Business Development from October 1995 to July 1997. He joined the Company as Vice President of Engineering in October of 1994. From 1982 to 1991 he held various engineering and management positions within the Microswitch Division of Honeywell, Inc., in Freeport, Illinois, and from 1991 to October 1994 he served as Director of Operations, Electronics for Microswitch. Mr. Gates has a Bachelor of Science Degree in Mechanical Engineering and a Master’s in Business Administration from the University of Illinois, Urbana.
BRETT R. LARSEN – Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Mr. Larsen, age 50, has served as Executive Vice President of Administration, Chief Financial Officer, and Treasurer since July 2015. Previously, he was Vice President of Finance and Controller from February 2010 to July 2015. He was Chief Financial Officer of FLSmidth Spokane, Inc. from December 2008 to February 2010. From October 2005 through November 2008, Mr. Larsen served as Controller of Key Tronic Corporation. From May 2004 to October 2005, Mr. Larsen served as Manager of Financial Reporting of Key Tronic Corporation. From 2002 to May 2004, Mr. Larsen was an audit manager for the public accounting firm BDO USA, LLP. He also held various auditing and supervisory positions with Grant Thornton LLP from 1997 to 2002. Mr. Larsen has a Bachelor of Science degree in Accounting and a Masters degree in Accounting from Brigham Young University and is a Certified Public Accountant.
PHILIP S. HOCHBERG – Executive Vice President of Business Development
Mr. Hochberg, age 61, has been Executive Vice President of Business Development since July 2012. Prior to this, Mr. Hochberg served as Vice President of Business Development from October 2009 through June 2012. He was Director of Business Development and Program Management from July 2008 to October 2009. Mr. Hochberg served as Director of Business Development from October 2004 to July 2008 and as Director of EMS Sales and Marketing from July 2000 to October 2004. Prior to joining Key Tronic, Mr. Hochberg worked for Quinton Instrument Company as their Director of Marketing and Product Management from 1992 to 2000. From 1988 to 1992, he was employed by SpaceLabs Medical as their Business Development Marketing Manager. Mr. Hochberg has an MBA from the University of British Columbia, a BA in Psychology, with a minor in Business from Washington University in St. Louis.
DUANE D. MACKLEIT – Executive Vice President of Operations
Mr. Mackleit, age 55, has been Executive Vice President of Operations since December 2019. Prior to this, Mr. Mackleit served as Vice President of Program Management since July 2012. He served as Director of Program Management from July 2008 through June 2012. From May 2006 to July 2008 he served as Principal Program Manager. Prior to that, he served as Program Manager from March 2002 to May 2006 and Associate Program Manager from August 2000 to March 2002. Mr. Mackleit has also held several other positions with Key Tronic Corporation. Mr. Mackleit has an AA in Business from Spokane Falls Community College and a BA in Business/Marketing from Eastern Washington University. He also holds a MBA from Gonzaga University.
DAVID H. KNAGGS – Executive Vice President of Quality, Regulatory Affairs and Information Systems
Mr. Knaggs, age 42, has been Executive Vice President of Quality and Information Systems since May 2021. Previously, he was Vice President of Quality and Regulatory Affairs from November 2017 to May 2021. He was Vice President of Quality since October 2016. Before joining Key Tronic, Mr. Knaggs worked at Telect, Inc. from 2008 to 2016 as their Director of

Engineering. Prior to that, he worked at Isothermal Systems Research as Lead Systems Engineer from 2003 to 2008. He has a Bachelor of Science degree in Mechanical Engineering with a minor in mathematics from the University of Washington.
CHAD T. OREBAUGH – Executive Vice President of Engineering
Mr. Orebaugh, age 52, has been Executive Vice President of Engineering since September 2021. Previously he served as Vice President of Engineering since April 2017. Prior to this, Mr. Orebaugh served as Director of Engineering since May 2013. From April 2010 to May 2013, he served as Manager of Engineering. From January 2000 to April 2010 he served as Lead Mechanical Engineer. Prior to that, he served as Mechanical Engineer from October 1998 to January 2000 and Associate Mechanical Engineer since October 1997. Mr. Orebaugh holds a BA in Mechanical Engineering from Gonzaga University.
MARK COURTNEY – Vice President of Supply Chain
Mark Courtney, age 57, has been Vice President of Supply Chain of the company since August 2019. Previously, he served as Purchasing Manager and Director of North American Purchasing from September 2015 to August 2019, and as Supply Chain Manager, ERP and Business Operations Manager for Amphenol Telect from August 2007 to September 2015. From March 2006 to August 2007, he served as Senior Buyer/Planner for Honeywell Specialty Materials and from June 2005 to March 2006 as Purchasing Manager for MRV Communications. From May 2000 to June 2005, he served as a Field and Inside Sales Associate for Arrow Electronics and from October 1991 to May 2000 held various positions at Alesis.
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
•cash liquidity, the ability to acquire new debt capacity, and capital constraints;
•export duties, import controls and trade barriers (including quotas);
•governmental restrictions on the transfer of funds;
•burdens of complying with a wide variety of foreign laws and labor practices; subject to trade wars and tariffs;
•our locations are subject to physical and operational risks from natural disasters, severe weather events, and climate change; and
•our locations may also be impacted by future temporary closures and labor constraints as a result of local mandates for medical, climate, and unforeseen emergencies.
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

Operating results can also fluctuate if changes are made to significant estimates and assumptions. Significant estimates and assumptions include the allowance for doubtful receivables, net realizable inventory, revenue recognition, and the valuation allowance on deferred tax assets.
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
Adverse macroeconomic conditions, such as those that were a result of COVID-19 have and may continue to affect our business. The conditions affect the Company’s ability to predict and plan for future supply chain disruptions, fluctuations in customer demand and costs, and the ability to operate as there is uncertainty over future temporary closures. Inflation has also risen globally to historically high levels. If the inflation rate continues to increase, the costs of labor and other expenses could also increase. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability. Inflation may further exacerbate other risk factors discussed in this Annual Report on Form 10-K, including disruptions to international operations.
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
We have manufacturing operations located in Mexico and China. A significant portion of our operations are denominated in the Mexican peso and the Chinese currency, the renminbi ("RMB"). Currency exchange rates fluctuate daily as a result of a number of factors, including changes in a country's political and economic policies. Volatility in the currencies of our entities and the United States dollar, as well as inflationary costs, could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the cash, receivables, payables and expenses of our operating entities. As part of our hedging strategy, we may use Mexican peso forward contracts to hedge future foreign currency fluctuations for a portion of our Mexican peso denominated expenses. We currently do not hedge expenses denominated in RMB. Unexpected losses could occur from increases in the value of these currencies relative to the United States dollar.
Global economic and political events, including as a result of COVID-19, can lead to significant currency exchange fluctuations can occur causing unexpected losses. Future temporary closures of production facilities in Mexico could also cause significant changes in our ability to qualify for hedge accounting treatment of our forward contracts to hedge foreign currency fluctuations. However, given the unprecedented nature of the pandemic the FASB staff believes that an entity may apply the exception in paragraph 815-30-40-4 for rare cases caused by extenuating circumstances that are related to the nature of the forecasted transaction and are outside the control or influence of an entity to delays in the timing of the forecasted transactions if those delays are related to the effects of the COVID-19 pandemic and are considered probable to still occur. In addition, the FASB staff believes that it would be acceptable for an entity to determine that missed forecasts related to the effects of the COVID-19 pandemic need not be considered when determining whether it has exhibited a pattern of missing forecasts that would call into question its ability to accurately predict forecasted transactions and the propriety of using cash flow hedge accounting in the future for similar transactions.
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
Continued growth could further lead to capacity constraints. We may need to transfer production to other facilities, acquire new facilities, or outsource production which could negatively impact gross margin. The Company has been able to manage the arrival of components in an effort to control inventory levels of customers that have seen sharp decreases in demand as a result of market conditions.

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
Our business is experiencing growth which can place considerable additional demands upon our management team and our operational, financial and management information systems. Our ability to manage growth effectively requires us to continue to implement and improve these systems; avoid cost overruns; maintain customer, supplier and other favorable business relationships during possible transition periods; manage appropriate inventory levels; continue to develop the management skills of our managers and supervisors; and continue to train, motivate and manage our employees. Our failure to effectively manage growth could have a material adverse effect on our results of operations.
Energy price increases may negatively impact our results of operations.
Certain components that we use in our manufacturing process are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources in our transportation activities. While significant uncertainty currently exists about the future of energy prices, a significant increase, such as the increased fuel prices experienced in fiscal year 2023, is possible. Increased energy prices could cause an increase to our raw material and transportation costs. In addition, increased transportation costs related to certain suppliers and customers could be passed along to us. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability.
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
We routinely monitor our systems for cyber threats and have processes in place to detect and remediate vulnerabilities. Nevertheless, we have experienced security breaches, such as phishing emails and other targeted attacks. We expect that our operations will continue to be subject to cyber threats, and any future cybersecurity incident could significantly disrupt our operations.

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
There is no assurance that we will be able to retain or replace our credit agreements in the future or obtain sufficient capital for operating requirements. In the event the business grows rapidly or there is uncertainty in the macroeconomic climate, additional financing resources could be necessary. There is no assurance that we will be able to obtain equity or debt financing at acceptable terms, maintain sufficient borrowing capacity on the existing revolver, or at all in the future. In addition, we have restrictive covenants with our financial institution which could impact how we manage our business. If we cannot meet our financial covenants, our borrowings could become immediately payable which could have a material adverse impact on our financial statements. For a summary of our banking arrangements, see Footnote “Long-Term Debt” of the “Notes to Consolidated Financial Statements.”
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

RISKS RELATED TO OUR CONTROLS AND PROCEDURES AND THE INTERNAL INVESTIGATION
If we fail to maintain proper and effective internal controls, our business and financial condition could be materially adversely impacted.
We have previously identified a material weakness in our internal control over financial reporting, and undertook remediation efforts to address the identified deficiencies and concluded that the material weakness was remediated as of July 3, 2021. If other deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results and incur the additional costs and expenses associated therewith. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. As of July 2, 2023, we are a non-accelerated filer under the Exchange Act and are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act). Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements.
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
We have incurred, and may continue to incur, significant expenses related to legal, accounting and other professional services in connection with matters relating to or arising from the subject of the Audit Committee’s internal investigation. We have taken steps in order to remediate identified deficiencies in our internal control over financial reporting and attempt to reduce the risk of future recurrence. To the extent these steps were not successful, we may incur significant additional time and expense.
In addition, we are cooperating with the Securities and Exchange Commission (the “SEC”) regarding matters related to the internal investigation. The completion of the internal investigation did not automatically resolve the SEC’s inquiries. If the SEC or any other regulator were to commence legal action against us, we could be required to pay significant penalties and become subject to injunctions, cease and desist orders or other remedies. We can provide no assurances as to the outcome of any governmental inquiry or investigation. Further, we, our officers and members of our board of directors could be named as defendants in lawsuits asserting claims arising out of the subject matter of the Audit Committee’s internal investigation. As a result of any legal proceedings and any related indemnification requirements to our officers and directors, we could be required to pay monetary damages that may be in excess of our insurance coverage or may have additional penalties or other remedies imposed against us or our officers and directors.
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
We are subject to requirements contained in the U.S. federal securities laws, including provisions of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). The Sarbanes-Oxley and Dodd-Frank Acts required or will require changes in some of our corporate governance, securities disclosure and compliance practices. The SEC and NASDAQ Global Market (“Nasdaq”) have promulgated new rules and additional rulemaking is expected in the future. Compliance with these new rules and future rules has increased and is expected to increase further our legal, financial and accounting costs as well as a potential risk of noncompliance. Absent significant changes in related rules, which we cannot assure, we anticipate some level of increased costs related to these new regulations to continue indefinitely. We also expect these developments to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our Board of Directors or qualified management personnel. Further, the costs associated with the compliance with and implementation of procedures under these and future laws and related rules could have a material impact on our results of operations. In addition, the costs associated with noncompliance with additional securities laws and regulations could also impact our business.
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

We have manufacturing and sales operations located in the United States, Mexico, China and Vietnam. The table below lists the locations and square footage of our operating facilities:

Location	Approx. Sq. Ft.	Type of Interest (Leased/Owned)	Description of Use
Corinth, Mississippi	350,000	Leased	Manufacturing and warehouse
El Paso, Texas	80,000	Leased	Shipping and warehouse
Fayetteville, Arkansas	105,000	Leased	Manufacturing and warehouse
Oakdale, Minnesota	103,000	Leased	Manufacturing and warehouse
Spokane Valley, Washington	95,000	Leased	Sales, research, administration and manufacturing
Spokane Valley, Washington	36,000	Leased	Manufacturing
Total USA	769,000
Juarez, Mexico	193,000	Leased	Warehouse
Juarez, Mexico	174,000	Owned	Manufacturing and warehouse
Juarez, Mexico	115,000	Owned	Manufacturing and warehouse
Juarez, Mexico	103,000	Owned	Manufacturing and warehouse
Juarez, Mexico	72,000	Leased	Manufacturing and warehouse
Juarez, Mexico	66,000	Owned	Manufacturing and warehouse
Juarez, Mexico	60,000	Owned	Manufacturing and warehouse
Juarez, Mexico	116,000	Leased	Manufacturing and warehouse
Juarez, Mexico	159,000	Leased	Manufacturing and warehouse
Total Mexico	1,058,000
Shanghai, China	9,000	Leased	Manufacturing and warehouse
Total China	9,000
Da Nang, Vietnam	133,000	Leased	Manufacturing and warehouse
Total Vietnam	133,000
Grand Total	1,969,000
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
•The Shanghai, China facility is additionally registered to IATF 16949 automotive standard, ISO 45001 Occupational Health and Safety Management System, ISO 14001:2015 environmental standard, and has a certified ANSI/ESD S20.20 Electrostatic Discharge Program.
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
We are a party to certain lawsuits or claims in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flow, although an adverse resolution against the Company in a fiscal quarter or year could have a material adverse effect on the Company’s results of operations in a particular quarter or year. For further details on claims, see Note 9. Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Market under the symbol “KTCC.” Quarterly high and low sales prices for our common stock for fiscal year 2023 and fiscal year 2022 were as follows:

	2023		2022
	High	Low	High	Low
First Quarter	$5.50	$4.00	$7.48	$6.45
Second Quarter	5.18	4.03	6.73	5.95
Third Quarter	7.50	4.33	6.55	5.26
Fourth Quarter	7.53	5.18	5.74	4.27
High and low stock prices are based on the daily sales prices reported by the NASDAQ Stock Market. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.
Holders and Dividends
As of July 1, 2023, we had 569 shareholders of common stock on record. As a result of our credit agreements, we are restricted from declaring or paying dividends in cash or stock without Bank of America’s prior written consent. We have not paid a cash dividend and do not anticipate payment of dividends in the foreseeable future.
Equity Compensation Plan Information
Information concerning securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report on Form 10-K, under the caption “Equity Compensation Plan Information,” and that information is incorporated herein by reference.
Performance Graph
We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and therefore are not required to provide the performance graph required in paragraph (e) of Item 201 of Regulation S-K.

Item 6:	[RESERVED]

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Key Tronic is a leading contract manufacturer offering value-added design and manufacturing services from its facilities in the United States, Mexico, China and Vietnam. We provide full engineering services, materials management, worldwide manufacturing facilities, assembly services, in-house testing, worldwide distribution and unparalleled customer service. Our customers include some of the world’s leading original equipment manufacturers, and our combined capabilities and vertical integration are proving to be a desirable offering to our expanded customer base.
Our domestic and international production capability provides our customers with benefits of improved supply-chain management, reduced inventories, lower transportation costs, and reduced product fulfillment time. We continue to make investments in all of our operating facilities to give us the production capacity, capabilities and logistical advantages to continue to win new business. The following information should be read in conjunction with the consolidated financial statements included herein and with Part II Item 1A, Risk Factors included as part of this filing.
Our mission is to provide our customers with superior manufacturing and engineering services at the lowest total cost for the highest quality products, and create long-term mutually beneficial business relationships by employing our “Trust, Commitment, Results” philosophy.
Executive Summary
During the fourth quarter of fiscal year 2023, we won new programs involving inventory control, clean energy, and distribution monitoring equipment.
We reported net sales of $588.1 million for fiscal year 2023, the highest annual revenue in the Company’s history, and up 11% from $531.8 million for fiscal year 2022. Record annual revenue and strong earnings in fiscal year 2023 was driven by successful new program ramps and increased demand from a number of longstanding customer programs.
Moving into fiscal 2024, we expect a strong Mexican Peso valuation to the US Dollar and relatively high interest expense to constrain our bottom line. At the same time, global logistics problems and heightened assurance of supply concerns continue to drive the favorable trend of contract manufacturing returning to North America.
For the first quarter of fiscal year 2024, the Company expects to report revenue in the range of $140 million to $150 million. We continue to see a trend of contract manufacturing returning to North America and a growing number of potential customers evaluating a migration of their China-based manufacturing to our facility in Vietnam. We move into fiscal year 2024 with a strong backlog and pipeline of potential new business, our inventory more in line with our revenue levels, and continuing improvement in the global supply issues and lower labor turnover. However, we are also seeing some softening in demand from several large customers and one large customer is pausing production during the next quarter to resolve certain of their design issues. Over the longer term, we are well positioned for continued growth and profitability.
We have continued to diversify our customer base by adding additional programs and customers. Our current customer relationships involve a variety of products including consumer electronics, electronic storage devices, plastics, household products, gaming devices, specialty printers, telecommunications, industrial equipment, military supplies, computer accessories, medical, educational, irrigation, automotive, transportation management, robotics, RFID, power supply, off-road vehicle equipment, fitness equipment, HVAC controls, consumer products, home building products, material handling systems, lighting equipment, consumer security products, smart security, architectural LED lighting, power meters and smart grid, wireless power solutions, sanitizer dispensing, automotive controllers, oil and gas drilling, power equipment, and wireless security.
Gross profit as a percentage of net sales was 8.1 percent in both fiscal year 2023 and 2022, respectively. During fiscal year 2023, the gross margins benefited by increased revenue levels along with some stabilization in the labor market. However, our gross margin was also adversely impacted by the strengthening of the Mexican Peso relative to the US Dollar. The level of gross margin is impacted by product mix, timing of the startup of new programs, facility utilization, and pricing within the electronics industry and material costs, which can fluctuate significantly from quarter-to-quarter and year-to-year.
Operating income as a percentage of net sales for fiscal year 2023 was 2.8 percent compared to 1.7 percent for fiscal year 2022. The increase in operating income as a percentage of net sales was primarily driven by the gains on insurance proceeds from the claim on a lightning strike at our Arkansas production facility.
Net income for fiscal year 2023 was $5.2 million or $0.47 per share, as compared to $3.4 million or $0.31 per share for fiscal year 2022. Earnings for fiscal 2023 continued to be adversely impacted by supply chain, transportation and logistics issues, and increased interest expense.

We maintained a strong balance sheet with a current ratio of 2.3 and a debt-to-equity ratio of 0.99. Total cash used in operating activities as defined on our cash flow statement was $11.3 million during fiscal year 2023, as working capital has increased to support increased revenue. We believe we maintain sufficient liquidity for our expected future operations, dependent upon executing projected cash flows from operations and potentially adding additional credit capacities through refinancing current credit agreements or pursuing additional debt structures.
RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended July 1, 2023 with the Fiscal Year Ended July 2, 2022
The following table sets forth for the periods indicated certain items of the consolidated statements of income expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and Footnotes contained in this Annual Report on Form 10-K.

	Fiscal Year Ended
	July 1, 2023	% of net sales	July 2, 2022	% of net sales	$ change	% point change
Net sales	$588,135	100.0%	$531,815	100.0%	$56,320	—
Cost of sales	540,663	91.9	488,601	91.9	52,062	—
Gross profit	47,472	8.1	43,214	8.1	4,258	—
Operating expenses:
Research, development and engineering	9,735	1.7	9,821	1.8	(86)	(0.1)
Selling, general and administrative	25,715	4.4	24,598	4.6	1,117	(0.2)
Gain on insurance proceeds, net of losses	(4,301)	(0.7)		—	(4,301)	(0.7)
Total operating expenses	31,149	5.4	34,419	6.4	(3,270)	(1.0)
Operating income	16,323	2.8	8,795	1.7	7,528	1.1
Interest expense, net	10,023	1.7	5,104	1.0	4,919	0.7
Income before income taxes	6,300	1.1	3,691	0.7	2,609	0.4
Income tax provision	1,143	0.2	314	0.1	829	0.1
Net income	$5,157	0.9%	$3,377	0.6%	$1,780	0.3
Effective income tax rate	18.1%		8.5%

Net Sales
The increase in net sales of $56.3 million from the prior fiscal year was primarily due to the successful ramp of new customer programs and increased demand from existing customers. However, the Company's revenue was constrained by tightening worldwide supply chain and transportation and logistics issues, which delayed the arrival of certain key components, causing factory downtime and overtime expenses.
The following table shows the revenue by industry sectors as a percentage of revenue for fiscal years 2023 and 2022:

	Fiscal Year Ended
	July 1, 2023	July 2, 2022
Consumer	45	48
Industrial	41	41
Communication	9	7
Transportation	3	1
Gaming	1	1
Medical	1	—
Printers	—	1
Computer and Peripheral	—	1
Total	100%	100%

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
Sales to foreign locations represented 14.60% percent and 17.64% percent of our total net sales in fiscal years 2023 and 2022, respectively.
Cost of Sales
Total cost of sales as a percentage of net sales was 91.9 percent in fiscal year 2023 and 91.9 percent in fiscal year 2022.
We record our inventories at net realizable value based on specific identification of inventory against current demand and recent usage. We also consider our customers' ability to pay for inventory whether or not there is a lead-time assurance agreement for a specific program. The amounts charged to expense for these inventories were approximately $427,000 and $950,000 in fiscal years 2023 and 2022, respectively.
We provide warranties on certain products we sell and estimate warranty costs based on historical experience and anticipated product returns. Warranty expense is related to workmanship claims. The amounts charged to expense are determined based on an estimate of warranty exposure. The net warranty expense was approximately $313,000 and $446,000 in fiscal years 2023 and 2022, respectively.
Gross Profit
Gross profit as a percentage of net sales was 8.1 percent in fiscal years 2023 and 2022. During fiscal year 2023, the gross margins benefited by increased revenue levels along with some stabilization in the labor market. However, our gross margin was also adversely impacted by the strengthening of the Mexican Peso relative to the US Dollar.
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
Research, Development and Engineering
Research, development and engineering expenses (RD&E) consist principally of employee related costs, third-party development costs, program materials, depreciation, and allocated information technology and facilities costs. Total RD&E expenses were $9.7 million and $9.8 million in fiscal years 2023 and 2022, respectively. Total RD&E expenses as a percent of net sales was 1.7 percent in fiscal year 2023 and 1.8 percent in fiscal year 2022.
Selling, General and Administrative
Selling, general, and administrative expenses (SG&A) consist principally of salaries and benefits, advertising and marketing programs, sales commissions, travel expenses, provision for doubtful accounts, facilities costs, and professional services. Total SG&A expenses were $25.7 million and $24.6 million in fiscal years 2023 and 2022, respectively. Total SG&A expenses as a percent of net sales were 4.4 percent and 4.6 percent in fiscal years 2023 and 2022, respectively. This 0.2 percentage point decrease in SG&A as a percentage of net sales is primarily related to an increase in legal expenses related specifically to the SEC’s review of the whistleblower complaint in fiscal year 2021.

Interest Expense
We had net interest expense of $10.0 million and $5.1 million in fiscal years 2023 and 2022, respectively. The increase in interest expense is primarily related to increased interest rates, an increase in the average balance outstanding on our line of credit, and financing leases.
Income Tax Provision
We had an income tax expense of approximately $1.1 million during fiscal year 2023 and an income tax expense of approximately $0.3 million during fiscal year 2022. The income tax expense recognized during both fiscal years 2023 and 2022 was primarily a function of U.S. and foreign taxes recognized at statutory rates, the net benefit associated with federal research and development tax credits, the impact of foreign exchange gains in fiscal year 2023, and the net benefit of carrying back the fiscal year 2021 net operating tax losses to years with higher federal tax rates in fiscal year 2022.

We continually review our requirements for liquidity domestically to fund current operations, revenue growth, and to look for potential future acquisitions. We anticipate repatriating a portion of our unremitted foreign earnings. The estimated taxes associated with these expected repatriations are included in the income tax calculation. For further information on taxes, please review Footnote ~~"~~Income Taxes” of the “Notes to Consolidated Financial Statements”.
International Subsidiaries
We offer customers a complete global manufacturing solution. Our facilities provide our customers the opportunity to have their products manufactured in the facility that best serves specific cost, product manufacturing, and distribution needs. The locations of our active foreign subsidiaries are as follows:
•Key Tronic Juarez, SA de CV owns five facilities and leases four facilities in Juarez, Mexico. These facilities include an SMT facility, an assembly and molding facility, a sheet metal fabrication facility, and assembly and warehouse facilities. This subsidiary primarily supports our U.S. operations.
•Key Tronic Computer Peripherals (Shanghai) Co., Ltd. leases one facility with SMT, assembly, global purchasing, and warehouse capabilities in Shanghai, China, which began operations in 1999. Its primary function is to provide contract manufacturing services.
•Key Tronic Vietnam leases one facility in Da Nang, Vietnam. This facility includes SMT, assembly, and warehouse capabilities. Its primary function is to provide contract manufacturing services for export.
Foreign sales (based on shipping instructions) from our worldwide operations, including domestic exports, were $85.9 million and $93.8 million in fiscal years 2023 and 2022, respectively. Products and manufacturing services provided by our subsidiary operations are often shipped to customers directly by the parent company.
RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended July 2, 2022 with the Fiscal Year Ended July 3, 2021
To review the results of operations comparison of the fiscal year ended July 2, 2022 with the fiscal year ended July 3, 2021, please refer to our Annual Report on Form 10-K filed September 14, 2022 with the Securities and Exchange Commission or follow the link below.
https://www.sec.gov/ix?doc=/Archives/edgar/data/719733/000071973322000063/ktcc-20220702.htm
Capital Resources and Liquidity
Operating Cash Flow
Net cash used in operating activities for fiscal year 2023 was $11.3 million compared to $4.9 million in fiscal year 2022. The additional cash used in fiscal year 2023 was predominately used for revenue growth that required additional working capital in increased receivables and paying down supplier payables during the year.
The $11.3 million of net cash used in operating activities during fiscal year 2023 is primarily related to $5.2 million of net income adjusted for $9.5 million of depreciation and amortization, $14.8 million increase in accounts receivable, a $17.4 million decrease in inventory, a $16.0 million increase in other liabilities, partially offset by a $5.5 million decrease in accounts payable, $8.0 million increase in contract assets, and a $1.5 million increase in accrued compensation and vacation.
The $4.9 million of net cash used in operating activities during fiscal year 2022 was primarily related to $3.4 million of net income adjusted for $7.6 million of depreciation and amortization, $25.6 million increase in accounts receivable, a $19.4 million increase in inventory, a $3.6 million increase in other liabilities, partially offset by a $28.6 million increase in accounts payable, and a $2.8 million decrease in contract assets.

Accounts receivable fluctuates based on the timing of shipments, terms offered, and collections. We purchase inventory based on customer forecasts and orders. When those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, negotiated supplier terms, and taking advantage of early pay discounts.
Investing Cash Flow
Cash flows used in investing activities were $4.5 million for fiscal year 2023. Cash flows used in investing activities were $8.1 million in fiscal year 2022. Our primary use of cash in investing activities during fiscal years 2023 and 2022 was purchasing equipment to support increased production levels for new programs. During fiscal year 2023, cash flows used in investing activities also included prepayments on finance lease obligations. During fiscal year 2023, the source of cash provided by investing activities came from insurance claims paid for replacing equipment and facility repairs in our Arkansas facility related to a lightning strike and water damage.
Leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan.
Financing Cash Flow
Cash flows provided by financing activities were $17.7 million and $11.2 million in fiscal years 2023 and 2022, respectively. Our primary financing activities during fiscal year 2023 were proceeds from capital equipment finance leases and borrowings and repayments under our revolving line of credit facility; partially offset by repayments on our term loans and principal payments on finance leases. Our primary financing activities during fiscal year 2022 were repayments on our term loans as well as borrowings and repayments under our revolving line of credit facility.
As of July 1, 2023, approximately $4.6 million was available under the asset-based revolving credit facility and we were in compliance with our loan covenants.
Our cash requirements are affected by the level of current operations and new programs. We believe that projected cash from operations, funds available under the revolving credit facility and potential additional debt capacity will be sufficient to meet our working and fixed capital requirements for the foreseeable future. The Company further notes projected cash from operations is projected to improve in the coming quarters as supply chain availability will boost additional inventory turns and existing inventory is consumed by fulfilling customer backlog. As of July 1, 2023, we had approximately $3.6 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of July 1, 2023 would approximate $64,000.
The Company also has approximately $33.2 million of foreign earnings that have not been repatriated to the U.S. Of that amount, the Company estimates that $7.6 million is to be repatriated in the future, requiring foreign withholding taxes of $0.8 million that is currently accrued in our deferred tax liabilities. The remaining $25.6 million is considered to be permanently reinvested in Mexico, China and Vietnam. If these amounts were required to be repatriated, we estimate it would create an additional $0.8 million in foreign withholding taxes payable.
We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in Note 6 of the “Notes to Consolidated Financial Statements”.
Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of business, we enter into contracts which obligate us to make payments in the future. We have certain contractual obligations that extend beyond fiscal year 2023 under lease obligations and debt arrangements.
As of July 1, 2023, we had open purchase order commitments for materials and other supplies. Actual needs under these blanket purchase orders fluctuate with our manufacturing levels and as such cannot be broken out between fiscal years. In addition, we have contracts with many of our customers that minimize our exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with our suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations. We do not use off-balance sheet financing techniques other than traditional operating leases, and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries.

For a summary of our lease obligations as of July 1, 2023, please refer to Note 15 “Leases” of the “Notes to Consolidated Financial Statements.”

For a summary of our long-term debt obligations as of July 1, 2023, please refer to Note 4 “Long-Term Debt” of the “Notes to Consolidated Financial Statements.”
Critical Accounting Policies and Estimates
Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Note 1 “Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” describes the significant accounting policies used in the preparation of our consolidated financial statements. Management believes the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about effects of matters that are inherently uncertain. The most significant areas involving management judgments are described below. Actual results in these areas could differ from management’s estimates.
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
Inactive, Obsolete, and Surplus Inventory Valuation
Inventories are stated at the lower of cost or net realizable value. Inventory valuation is determined using the first-in, first-out (FIFO) method. We write down inventories that we deem inactive, obsolete, or surplus to net realizable value. The write down is calculated based upon the demand for the products that we produce to value this related inventory at net realizable value. Demand is determined by expected sales, customer purchase orders, or customer forecasts. If expected sales do not materialize, excess inventory would be the result and a write down of that inventory against earnings would occur. In the case where we have purchased material based upon a customer’s forecast or purchase orders, we are usually covered by lead-time assurance agreements or purchase orders with each customer. These contracts state that the financial liability for material purchased within agreed upon lead-time and based upon the customer’s forecasts, lies with the customer. If we purchase material outside the lead-time assurance agreement and the customer’s forecasts do not materialize or if we have no lead-time assurance agreement for a specific program, we would have the financial liability and may have to charge inactive, obsolete or surplus inventory against earnings. We also write down inventory values related to specific customers covered by lead-time assurance agreements when those customers are experiencing financial difficulties or reimbursement is not reasonably assured.

Allowance for Doubtful Accounts
We value our accounts receivable net of an allowance for doubtful accounts. As of July 1, 2023, the allowance for doubtful accounts was approximately $23,000. As of July 2, 2022, the allowance for doubtful accounts was approximately $12,000. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future. The estimates used are based primarily on specific identification of potentially uncollectible accounts. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.
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
New and Future Accounting Pronouncements
See Note 1 “Significant Accounting Policies” of the “Notes to Consolidated Financial Statements.”

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility, and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with SOFR rates. There was outstanding $115.4 million in borrowings under our asset-based senior secured revolving credit facility and $9.9 million outstanding on our equipment financing facilities as of July 1, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity”in this Annual Report on Form 10-K and Note 4 “Long-Term Debt” of the “Notes to Consolidated Financial Statements” for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us directly and indirectly affect our financial results. We may use Mexican peso forward contracts to hedge future foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There were no foreign currency forward contracts outstanding as of July 1, 2023. For additional information regarding our derivative instruments, please refer to Note 10 “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements.”

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Key Tronic Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Key Tronic Corporation (the “Company”) as of July 1, 2023 and July 2, 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 1, 2023 and July 2, 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

As described in Notes 1 and 12 to the consolidated financial statements, the Company reported revenue of $588.1 million for the year ended July 1, 2023, of which $573.4 million related to revenue recognized over time. The Company has determined that for the majority of its contracts the Company is manufacturing products for which there is no alternative use due to the unique nature of the customer-specific product, intellectual property, and other contract restrictions. The Company has an enforceable right to payment including a reasonable profit for performance completed to date with respect to these contracts. As a result, revenue is recognized under these contracts over-time based on the input cost-to-cost method as it better depicts the transfer of control. This input method is based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation.

We identified revenue recognized over time on contracts for manufacturing products as a critical audit matter. Management’s calculation includes reports with varying elements, to estimate costs incurred to date for various performance obligations. Auditing management’s estimates used in the calculation of revenue recognized over time involved especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation, and operating effectiveness of internal controls relating to revenue recognized over time, including controls over the quarterly calculation of in-process contracts, and the related contract assets.

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

/s/ Moss Adams LLP

Seattle, Washington
September 26, 2023

We have served as the Company’s auditor since 2021.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 1, 2023	July 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,603	$1,707
Trade receivables, net of allowance for doubtful accounts of $23 and $12	150,600	135,876
Contract assets	29,925	21,974
Inventories, net	137,911	155,741
Other	27,510	24,710
Total current assets	349,549	340,008
Property, plant and equipment, net	28,870	26,012
Operating lease right-of-use assets, net	16,202	16,731
Other assets:
Deferred income tax asset	12,254	10,055
Other	11,397	14,117
Total other assets	23,651	24,172
Total assets	$418,272	$406,923
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,899	$121,393
Accrued compensation and vacation	13,351	11,836
Current portion of debt, net	7,849	7,402
Other	14,867	23,036
Total current liabilities	151,966	163,667
Long-term liabilities:
Term loans	6,726	5,716
Revolving loan	114,805	94,577
Operating lease liabilities	10,317	12,023
Deferred income tax liability	274	64
Other long-term obligations	3,567	5,998
Total long-term liabilities	135,689	118,378
Total liabilities	287,655	282,045
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,762 and 10,762 shares, respectively	47,728	47,474
Retained earnings	82,986	77,829
Accumulated other comprehensive (loss) income	(97)	(425)
Total shareholders’ equity	130,617	124,878
Total liabilities and shareholders’ equity	$418,272	$406,923
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	July 1, 2023	July 2, 2022
Net sales	$588,135	$531,815
Cost of sales	540,663	488,601
Gross profit	47,472	43,214
Research, development and engineering expenses	9,735	9,821
Selling, general and administrative expenses	25,715	24,598
Gain on insurance proceeds, net of losses	(4,301)	—
Total operating expenses	31,149	34,419
Operating income	16,323	8,795
Interest expense, net	10,023	5,104
Income before income taxes	6,300	3,691
Income tax provision	1,143	314
Net income	$5,157	$3,377
Net income per share — Basic	$0.48	$0.31
Weighted average shares outstanding — Basic	10,762	10,762
Net income per share — Diluted	$0.47	$0.31
Weighted average shares outstanding — Diluted	10,938	11,063
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	July 1, 2023	July 2, 2022
Comprehensive income:
Net income	$5,157	$3,377
Other comprehensive income:
Unrealized gain (loss) on hedging instruments, net of tax	328	(2,497)
Comprehensive income	$5,485	$880

Other comprehensive income for fiscal years 2023 and 2022 is reflected net of tax provision (benefit) of approximately $0 and $(0.8) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	July 1, 2023	July 2, 2022
Operating activities:
Net income	$5,157	$3,377
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	9,542	7,562
Amortization of interest rate swap	328	301
Amortization of deferred loan costs	154	143
Noncash lease expense	5,712	4,261
Inventory write-down to net realizable value	427	950
Provision for warranty	313	446
Provision for doubtful accounts	37	67
Gain on disposal of assets	(21)	(12)
Gain on insurance proceeds, net of losses	(4,301)	—
Share-based compensation expense	254	293
Deferred income taxes	(1,989)	481
Changes in operating assets and liabilities
Trade receivables	(14,760)	(25,619)
Contract assets	(7,951)	2,807
Inventories	17,403	(19,362)
Other assets	(1,684)	(5,912)
Accounts payable	(5,494)	28,569
Accrued compensation and vacation	1,515	365
Other liabilities	(15,953)	(3,624)
Cash used in operating activities	(11,311)	(4,907)
Investing activities:
Purchases of property and equipment	(9,771)	(6,813)
Proceeds from sale of fixed assets	1,925	14
Prepayments on finance lease obligations	(188)	(1,252)
Proceeds from insurance	3,500	—
Cash used in investing activities	(4,534)	(8,051)
Financing activities:
Payment of financing costs	(245)	(118)
Proceeds from issuance of long term debt	4,375	11,594
Repayments of long-term debt	(2,417)	(2,143)
Borrowings under revolving credit agreement	596,121	581,893
Repayments of revolving credit agreement	(575,802)	(577,703)
Principal payments on finance leases	(4,291)	(2,331)
Cash provided by financing activities	17,741	11,192
Net increase (decrease) in cash and cash equivalents	1,896	(1,766)
Cash and cash equivalents, beginning of period	1,707	3,473
Cash and cash equivalents, end of period	$3,603	$1,707
Supplemental cash flow information:
Interest payments	$802	$5,110
Income tax payments, net of refunds	$1,414	$1,315
Recognition of operating lease liabilities and right-of-use assets	$5,184	$5,247
Recognition of financing lease liabilities and right-of-use assets	$1,940	$13,096
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, July 3, 2021	10,762	47,181	74,452	2,072	$123,705
Net income	—	—	3,377	—	3,377
Unrealized gain on hedging instruments, net of tax	—	—	—	(2,497)	(2,497)
Share-based compensation	—	293	—	—	293
Balances, July 2, 2022	10,762	$47,474	$77,829	$(425)	$124,878
Net income		—	5,157	—	5,157
Unrealized loss on hedging instruments, net of tax	—	—	—	328	328
Share-based compensation	—	254	—	—	254
Balances, July 1, 2023	10,762	$47,728	$82,986	$(97)	$130,617
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
Liquidity
Historically, we have financed operations and met our capital expenditure requirements primarily through cash flows provided by operations and borrowings under our credit facilities. We generated operating and net income of $16.3 million and $5.2 million, respectively, during the 12-month period ended July 1, 2023 and have positive working capital of $197.6 million as of July 1, 2023. Due to the timing between the procurement of raw materials, production cycle and payment from our customers, we have relied on borrowings on our credit facilities to fund operations as the Company increased its revenues and backlog during fiscal year 2023. Based on current projections, we anticipate generating cash from operations as revenue slightly decreases in the first quarter of fiscal year 2024 and decreasing working capital requirements as existing backlog is manufactured and shipped.
As of July 1, 2023, we have limited additional borrowing capacity on our credit facility. We are in discussions with multiple financial institutions to extend the borrowing capacity on our credit facility. If we are unable to meet projected operating results or extend our borrowing capacity, we may need to delay the purchase of raw materials or require our customers to fund inventory raw material costs ahead of production. Other options to increase our liquidity include factoring receivables or leveraging foreign owned assets for additional borrowing capacity. We believe that projected cash from operations, funds available under our asset-based revolving credit facility and additional financing options will be sufficient to meet our working and fixed capital requirements for at least the next 12 months.
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

We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments based on new assessments and changes in estimates and which may not accurately forecast actual outcomes. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax provision. The tax years 2003 through the present remain open to examination by the major U.S. taxing jurisdictions to which we are subject. For further discussions, please refer to Footnote “Income Taxes” of the “Notes to Consolidated Financial Statements.”
Derivative Instruments and Hedging Activities
The Company has previously entered into foreign currency forward contracts and an interest rate swap which are accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI) and is reclassified into earnings in the same period in which the underlying hedged transaction affects earnings. The derivative’s effectiveness represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. As of July 1, 2023, the Company did not have any outstanding foreign currency forward contracts.
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, current liabilities, and non-current operating lease liability are reflected on the balance sheets at July 1, 2023 and July 2, 2022, reasonably approximate their fair value. The Company had an outstanding balance on the line of credit of $115.4 million as of July 1, 2023 and $95.1 million as of July 2, 2022, with a carrying value that reasonably approximates the fair value. The Company had an outstanding balance on the term loan of $3.4 million as of July 1, 2023 and $4.6 million as of July 2, 2022, with a carrying value that reasonably approximates the fair value. The equipment term loans were $6.5 million as of July 1, 2023 and $3.3 million as of July 2, 2022, with a carrying value that reasonably approximates the fair value.
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
Newly Adopted and Recent Accounting Pronouncements
In January 2021, FASB issued Accounting Standard Update (ASU) 2021-01, Reference Rate Reform (Topic 848) to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The Company is currently assessing the effects on its consolidated financial statements, and it intends to adopt the guidance as it becomes effective.
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
Fiscal Year
The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2023 and 2022 ended on July 1, 2023 and July 2, 2022, respectively. Fiscal years 2022 and 2023 were 52 week years.

2. INVENTORIES
Net inventory as of July 1, 2023 is $137.9 million compared to $155.7 million as of July 2, 2022. Substantially all of the Company’s inventory balances are raw materials.

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	Life	July 1, 2023	July 2, 2022
	(in years)	(in thousands)
Land	—	$4,034	$4,034
Buildings and improvements	3 to 30	26,459	25,841
Equipment	1 to 10	77,823	71,180
Furniture and fixtures	3 to 5	5,418	5,286
Total Property, Plant and Equipment		113,734	106,341
Accumulated depreciation		(84,864)	(80,329)
Property, Plant and Equipment, net		$28,870	$26,012

	Fiscal Year Ended
	July 1, 2023	July 2, 2022
	(in thousands)
Depreciation expense	$4,700	$4,940

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
In the third quarter of fiscal year 2023, the Company entered into equipment financing agreements with Ameris Bank dba Balboa Capital ("Balboa Capital") totaling $4.4 million related to the Company’s existing manufacturing equipment that bears an interest rate range of 6% - 8% and matures in the third quarter of fiscal 2029. Under these agreements, equal monthly payments of $75,000 commenced in the third quarter of fiscal year 2023 and will continue through the maturity of the equipment financing facility in the third quarter of fiscal 2029. The Company had an outstanding balance $4.1 million as of July 1, 2023.
As of July 1, 2023, the Company had an outstanding balance under the asset-based revolving credit facility of $115.4 million, $0.3 million in outstanding letters of credit and $4.6 million available for future borrowings.
As of July 2, 2022, the Company had an outstanding balance under the asset-based revolving credit facility of $95.1 million, $0.3 million in outstanding letters of credit and $10.8 million available for future borrowings.
On August 14, 2020, the Company also entered into a $5.0 million equipment financing facility with Bank of America relating to the Company’s existing U.S. manufacturing equipment that bears interest at 4.85% and matures on August 14, 2025. Under this loan agreement, equal monthly payments of approximately $94,000 commenced on September 14, 2020 and will continue through the maturity of the equipment financing facility on August 14, 2025. As of July 1, 2023, the Company had an outstanding balance of $2.3 million. As of July 2, 2022, the Company had an outstanding balance of $3.3 million.
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
On November 24, 2020, the Company entered into a $6.0 million financing facility related to the Company’s existing real estate located in Mexico that bears interest at 5.52% and matures on April 24, 2026. Under this loan agreement, equal monthly payments of $100,000 commenced on May 24, 2021 and will continue through the maturity of the financing facility on April 24, 2026. The Company had an outstanding balance of $3.4 million and $4.6 million as of July 1, 2023 and July 2, 2022, respectively.
The interest rates on outstanding debt as of July 1, 2023 range from 4.85% - 8.22% compared to 4.50% - 5.52% as of July 2, 2022.
Debt maturities as of July 1, 2023 for the next five years are as follows (in thousands):

Fiscal Years Ending	Amount
2024	$2,862
2025	2,959
2026	1,905
2027	116,166
2028 - Thereafter	$1,367
Total debt	$125,259
Unamortized debt issuance costs	591
Long-term debt, net of debt issuance costs	$124,668
The Company must comply with certain financial covenants, including a fixed charge coverage ratio and a cash flow leverage ratio. The credit agreement requires the Company to grant certain inspection rights to Bank of America, limit or restrict the Company’s cash management; limit or restrict the ability of the Company to incur additional liens, make acquisitions or investments, incur additional indebtedness, engage in mergers, consolidations, liquidations, dissolutions, or dispositions, pay dividends or other restricted payments, prepay certain indebtedness, engage in transactions with affiliates, and use proceeds. Management believes the Company was in compliance with all financial covenants as of July 1, 2023.
5. INCOME TAXES
Income tax benefit consists of the following:

	Fiscal Year Ended
	July 1, 2023	July 2, 2022
	(in thousands)
Current income tax provision (benefit):
United States	$998	$(2,179)
Foreign	2,134	2,012
	3,132	(167)
Deferred income tax provision (benefit):
United States	(2,130)	443
Foreign	141	38
	(1,989)	481
Total income tax provision	$1,143	$314
The Company has gross tax credit carryforwards of approximately $9.8 million at July 1, 2023 consisting of federal research and development (R&D) tax credits.
Management has reviewed all deferred tax assets for purposes of determining whether a valuation allowance may be required. A valuation allowance against deferred tax assets is required if it is more likely than not that some of the deferred tax assets will not be realized. Based upon the Company’s profitability, forecasted income, and evaluation of all other positive and negative evidence, management determined that it is more likely than not that the deferred tax assets will be realized.

In the fourth quarter of fiscal year 2022, the Company, with its fiscal year 2021 federal income tax return, made automatic changes in tax accounting methods that created a fiscal year 2021 tax net operating loss. This loss was carried back to the tax years ending in 2016, 2017, and 2019, resulting in a tax benefit of $0.6 million due to the higher federal income tax rate in effect in the years ending in 2016 and 2017.
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
The Company evaluated tax law changes and regulatory guidance issued through the quarter. Such changes and regulations include guidance under Sec. 162(m), Sec. 245A, Sec. 951A, foreign tax credits, and rules relating to consolidated NOL carryback claims, a new book minimum tax on certain large corporations, and an excise tax on corporate stock buybacks among other provisions. The Company evaluated the ongoing impact of these law and regulatory changes, which did not have a material impact on its provision for income taxes.
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
The 2017 Tax Cuts and Jobs Act (TCJA) mandated that, for tax years after fiscal year 2022, certain costs incurred for research and development (R&D) activities would no longer be allowed for immediate deduction but would be capitalized and amortized over 5 years (for R&D activities performed domestically) or 15 years (for R&D activities performed abroad). The Company began capitalizing and amortizing such costs in fiscal year 2023, resulting in an increase to income taxes payable that was largely offset by the utilization of R&D credit carryovers.
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
The Company expects to repatriate a portion of its foreign earnings based on increased net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company expects to repatriate approximately $7.6 million from China, in the future. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.

The Company’s effective tax rate differs from the federal tax rate as follows:

	Fiscal Year Ended
	July 1, 2023	July 2, 2022
	(in thousands)
Federal income tax provision at statutory rates	$1,322	$775
State income taxes, net of federal tax effect	(25)	86
Foreign tax rate differences	137	336
Federal rate differences applied to net operating loss carryback	—	(593)
Effect of income tax credits	(1,020)	(920)
Previously unrecognized tax benefits	(75)	146
Inflation adjustments	118	178
Tax penalties & interest	—	179
Global Intangible Low-Taxed Income (GILTI) tax	33	59
Provision to return reconciliation	52	(91)
Equity compensation shortfall	73	104
Foreign Exchange Gains/Losses Unrealized for Tax Purposes	277	23
Other	251	32
Income tax provision (benefit)	$1,143	$314
Prior year presentation of certain items in the above table has been adjusted to reflect current year classification.

The domestic and foreign components of income before income taxes were:

	Fiscal Year Ended
	July 1, 2023	July 2, 2022
	(in thousands)
Domestic	$(1,086)	$(2,890)
Foreign	7,386	6,581
Income before income taxes	$6,300	$3,691

Deferred income tax assets and liabilities consist of the following at:

	July 1, 2023	July 2, 2022
	(in thousands)
Deferred tax assets:
Net operating loss	$—	$486
Tax credit carryforwards, net	6,812	7,990
Inventory	267	247
Identifiable intangibles	308	370
Accruals	2,421	2,406
PPE	1,328	1,200
ASC 606 deferred costs	4,802	4,216
Lease liabilities	3,775	3,671
Interest expense deduction carryforward	977	580
Research and development expenses	3,860	—
Other	271	465
Deferred income tax assets	$24,821	$21,631
Deferred tax liabilities:
Accrued withholding tax - unremitted earnings	(754)	(754)
Right-of-use assets	(3,857)	(3,663)
Tax capital lease liabilities	(2,832)	(2,385)
ASC 606 accelerated revenue	(4,599)	(3,736)
Other	(799)	(1,102)
Deferred income tax liabilities	$(12,841)	$(11,640)
Net deferred income tax assets	$11,980	$9,991
Balance sheet caption reported in:
Long-term deferred income tax asset	$12,254	$10,055
Long-term deferred income tax liability	(274)	(64)
Net deferred income tax asset	$11,980	$9,991
Uncertain Tax Positions:
The Company has R&D tax credits that approximate $9.8 million that have 20-year carryforwards before expiring. The Company’s R&D tax credits expire in various fiscal years from 2032 to 2043.
As of July 1, 2023, the Company had unrecognized tax benefits of $3.0 million related to its gross R&D tax credits. The unrecognized tax benefits relate to certain R&D tax credits generated from 2003 to 2023.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	July 1, 2023	July 2, 2022
	(in thousands)
Beginning Balance	$2,998	$4,863
Additions based on tax positions related to the current year	120	286
Adjustment to prior year tax positions & amended tax returns	(15)	(2,296)
Lapse of statute of limitations	(75)	145
Ending Balance	$3,028	$2,998
The $3.0 million of unrecognized tax benefits at the end of fiscal year 2023, if recognized, would reduce the effective tax rate. Management does not anticipate any material changes to this amount during the next 12 months.
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

	Fiscal Year Ended (in thousands, except per share information)
	July 1, 2023	July 2, 2022
Net income	$5,157	$3,377
Weighted average shares outstanding– basic	10,762	10,762
Effect of dilutive common stock awards	176	301
Weighted average shares outstanding – diluted	10,938	11,063
Net income per share – basic	$0.48	$0.31
Net income per share – diluted	$0.47	$0.31
Antidilutive SARs not included in diluted earnings per share	376	619
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
On July 29, 2022, the Company granted 145,000 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $5.10 and a grant date fair value of $2.09. As of July 1, 2023, 140,000 remain outstanding. The grant date fair value for the awards granted during fiscal year 2023, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of July 29, 2022:

Fiscal Year 2023
July 29, 2022
Expected dividend yield	—%
Risk – free interest rate	3.01%
Expected volatility	48.56%
Expected life	4.00
On August 9, 2021, the Company granted 165,000 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $7.17 and a grant date fair value of $2.73. As of July 1, 2023, 140,000 remain outstanding. The grant date fair value for the awards granted during fiscal year 2022, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of August 9, 2021:

Fiscal Year 2022
August 9, 2021
Expected dividend yield	—%
Risk – free interest rate	0.62%
Expected volatility	48.58%
Expected life	4.00
On July 23, 2020, the Company granted 155,000 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $6.94 and a grant date fair value of $2.32. As of July 1, 2023, 130,000 remain outstanding. The grant date fair value for the awards granted during fiscal year 2021, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of July 23, 2020:

Fiscal Year 2021
July 23, 2020
Expected dividend yield	—%
Risk – free interest rate	0.17%
Expected volatility	42.85%
Expected life	4.00

Share-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. Share-based compensation expense for fiscal years ended July 1, 2023 and July 2, 2022 was $0.3 million and $0.3 million, respectively.
The Black-Scholes option valuation model is used by the Company for estimating the fair value of SARs. Option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. Changes in these assumptions can materially affect the fair value estimates.
There were no SARs exercised during fiscal year 2023 and fiscal year 2022.
As of July 1, 2023, total unrecognized compensation expense related to nonvested share-based compensation arrangements was approximately $0.3 million. This expense is expected to be recognized over a weighted-average period of 1.90 years.

The following table summarizes the Company’s Options and SARs activity for all plans from July 3, 2022 through July 1, 2023:

	SARs Available For Grant	SARs Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balances, July 3, 2021	688,084	791,250	$—	$7.15	1.9
Shares authorized	—			$—
SARs granted	(165,000)	165,000		$7.17
SARs forfeited	197,500	(197,500)		$8.17
SARs exercised
Balances, July 2, 2022	720,584	758,750	$—	$6.89	2.1
Shares authorized	—			—
SARs granted	(145,000)	145,000		5.10
SARs forfeited	277,500	(277,500)		7.03
SARs exercised	—	—	—	—
Balances, July 1, 2023	853,084	626,250	$—	$6.41	2.2
Exercisable at July 1, 2023		226,250	$—	$6.45	0.6

Additional information regarding SARs outstanding and exercisable as of July 1, 2023, is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs.)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$4.93 – $7.43	525,000	2.1	$6.06	120,000	$4.93
$7.44 – $9.44	101,250	14.6	8.17	106,250	8.17
$4.93 to $9.44	626,250	2.2	$6.41	226,250	$6.45

The Company has defined contribution plans available to U.S. employees who have attained age 21. Company contributions to the plans were approximately $1.1 million and $0.9 million during fiscal years 2023 and 2022, respectively.

8. COMMITMENTS AND CONTINGENCIES
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management's estimates, adjustments to recognize additional cost of sales may be required in future periods. As of July 1, 2023 and July 2, 2022, the reserve for warranty costs was approximately $29,000 and $31,000, respectively.
Leases

Please refer to Footnote “Leases” of the “Notes to Consolidated Financial Statements” for information regarding lease commitments.

Internal Investigation
During fiscal year 2021, the Company’s Audit Committee completed an internal investigation arising from a notification from an employee regarding certain alleged accounting irregularities. In January 2021, the Company determined that improper accounting resulted in an understatement of cost of goods sold and an overstatement of inventories. Subsequent to the matter identified in January 2021, additional inventory accounting errors unrelated to the investigation were also identified by management. The investigation did not result in a restatement of our previously filed financial statements. The Company is cooperating with the Securities and Exchange Commission’s (the “SEC”) inquiries related to the internal investigation. The Company cannot currently form an estimate of any possible loss or range of loss, including any potential monetary penalties; or other remedies potentially imposed by the SEC.
Indemnification Rights
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
9. DERIVATIVE FINANCIAL INSTRUMENTS
As of July 1, 2023, the Company did not have any outstanding foreign currency forward contracts. During the fiscal year ended July 2, 2022, the Company entered into $13.9 million of foreign currency forward contracts and settled $24.6 million of such contracts.
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
The following table summarizes the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the fiscal year 2023 (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 2, 2022	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of July 1, 2023
Forward contracts	Cost of sales	$(79)	$—	$79	$—
Interest rate swap	Interest expense	(346)	—	249	(97)
Total		$(425)	$—	$328	$(97)

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
As of July 1, 2023, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our line of credit and foreign currency risk resulting from our China operations. The Company does not currently manage these risk exposures by using derivative instruments.

10. FAIR VALUE MEASUREMENTS
The Company has adopted ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and expands disclosures about fair value measurements. There are three levels of fair value hierarchy inputs used to value assets and liabilities which include: Level 1 – inputs are quoted market prices for identical assets or liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – inputs are unobservable inputs for the asset or liability. There have been no changes in the fair value methodologies used at July 1, 2023 and July 2, 2022.
The carrying values of cash and cash equivalents, accounts receivable, contract assets, and current liabilities are reflected on the balance sheets at July 1, 2023 and July 2, 2022, reasonably approximate their fair value.
The Company’s long-term debt, which is measured at amortized cost, primarily consists of an asset-based revolving credit facility, lease liability, and equipment loans. These borrowings bear interest at SOFR plus 2.5% per the loan agreement. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in Footnote “Long-Term Debt” of the “Notes to Consolidated Financial Statements.”
As a result of the determinable market rates for our asset-based revolving credit facility and equipment loans, they are classified within Level 2 of the fair value hierarchy. Further, the carrying value of each of these instruments reasonably approximates their fair value as of July 1, 2023 and July 2, 2022.

11. ENTERPRISE-WIDE DISCLOSURES
Operating segments are defined in ASC Topic 280, Segment Reporting as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of July 1, 2023, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services as this is the only discrete financial information that is regularly reviewed by the chief operating decision maker. This segment provides integrated electronic and mechanical engineering, assembly, sourcing and procurement, logistics, and new product testing for our customers.
Products and Services
Of the revenues for the years ended July 1, 2023 and July 2, 2022, contract manufacturing sales and services were $588.1 million and $531.8 million, respectively.
Geographic Areas
Net sales and long-lived assets (property, plant, and equipment) by geographic area for the years ended and as of July 1, 2023 and July 2, 2022 are summarized in the following table. Net sales set forth below are based on the shipping destination. Long-lived assets information is based on the physical location of the asset and includes property, plant and equipment, net, and operating lease right-of-use assets, net.

	Fiscal Year Ended
	(in thousands)
	2023	2022
Geographic net sales:
Domestic (U.S.)	$502,274	$438,018
Foreign	$85,861	$93,797
Total	$588,135	$531,815

Long-lived assets:
United States	$21,799	$14,440
Mexico	$18,203	22,473
Vietnam	$4,547	5,228
China	$523	601
Total	$45,072	$42,742
Percentage of net sales made to customers located in the following countries:

	Fiscal Year Ended
	2023	2022
United States	85%	82%
China	14	16
Other foreign countries (a)	1	2
Canada	—	—
Total	100%	100%
(a) No other individual foreign country accounted for 10% or more of the foreign sales in fiscal years 2023 or 2022.
Significant Customers
The percentage of net sales to and trade accounts receivables from significant customers were as follows:

	Percentage of Net Sales Fiscal Year		Percentage of Trade Accounts Receivable Fiscal Year
	2023	2022	2023	2022
Customer A	12%	12%	16%	13%

12. REVENUE
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
During fiscal 2023 and 2022, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional.
The following table summarizes the activity in the Company’s contract assets during the twelve months ended July 1, 2023 (in thousands):

Contract Assets
Beginning balance, July 2, 2022	$21,974
Revenue recognized	573,444
Amounts collected or invoiced	(565,493)
Ending balance, July 1, 2023	$29,925

The following table summarizes the activity in the Company’s contract assets during the twelve months ended July 2, 2022 (in thousands):

Contract Assets
Beginning balance, July 3, 2021	24,781
Revenue recognized	515,831
Amounts collected or invoiced	(518,638)
Ending balance, July 2, 2022	$21,974
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the twelve months ended July 1, 2023 and the twelve months ended July 2, 2022 (in thousands):

	Revenue
Recognition	July 1, 2023	July 2, 2022
Over-Time	$573,444	$515,831
Point-in-Time	14,691	15,984
Total	588,135	$531,815

Revenues and associated costs from engineering design, development services and tooling, which are performed under contract of short term durations, are recognized over time as the services are performed. Revenue from engineering design, development services and tooling represented approximately 6.6% and 9.6% of total revenue in fiscal year 2023 and 2022, respectively.
13. LEASES
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
For operating leases, management assumed a discount rate of 4%. The weighted average discount rate is disclosed in the tables below.

The components of lease cost were as follows as of July 1, 2023 and July 2, 2022 (in thousands):

		Year Ended	Year Ended
Lease cost	Classification	July 1, 2023	July 2, 2022
Operating lease cost	Cost of sales	$4,519	$6,442
Operating lease cost	Selling, general and administrative expenses	737	929

Financing lease cost	Cost of sales	$3,891	$2,054
Financing lease cost	Selling, general and administrative expenses	$161	$64

Total lease cost		$9,308	$9,489

Fixed lease cost		$8,171	$7,941
Short-term lease cost		$1,137	$1,548
Total lease cost		$9,308	$9,489

Amounts reported in the Consolidated Balance Sheet as of July 1, 2023 and July 2, 2022 were (in thousands, except weighted average lease term and discount rate):

	July 1, 2023	July 2, 2022
Operating Leases:
Operating lease right of use assets	$16,202	$16,731
Operating lease liabilities (1)	16,202	16,731

Weighted-average remaining lease term (in years)
Operating leases	4.55	5.28

Weighted-average discount rate
Operating leases	4.00%	4.00%

Financing Leases (2):
Financing lease right of use assets	$9,718	$12,464
Financing lease liabilities	8,278	11,211

Weighted-average remaining lease term (in years)
Financing leases	1.89	2.56

Weighted-average discount rate
Financing leases	9.96%	8.82%

(1) For fiscal year 2023 and 2022, the current portion of the total operating lease liabilities is classified under Other Current Liabilities.
(2) The total finance lease right of use assets of $9.7 million is classified under Other Long-term Assets. The current portion of the total finance lease liabilities of $4.7 million is classified under Current portion of debt, net, resulting in $3.6 million classified in Other Long-term Liabilities section of the condensed consolidated balance sheet.

Other information related to leases was as follows (in thousands):

	July 1, 2023	July 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	5,714	4,261
Financing cash flows used in financing leases	4,291	2,331

Future lease payments under non-cancellable leases as of July 1, 2023 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2024	$5,134	$4,711
2025	3,987	3,290
2026	3,365	670
2027	2,464	71
2028	1,551	—
Thereafter	1,689	—
Total undiscounted lease payments	18,190	8,742
Less: present value discount	1,988	464
Total lease liabilities	$16,202	$8,278

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

Item 9A:	CONTROLS AND PROCEDURES

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
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Based on our assessment, we believe that as of July 1, 2023, the Company’s disclosure controls and procedures are effective based on that criteria.
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
Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of July 1, 2023. This assessment was based on the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of July 1, 2023, the Company’s internal control over financial reporting is effective based on that criteria.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during our fourth fiscal quarter ended July 1, 2023 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

Item 9B:	OTHER INFORMATION
None

Item 9C:	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
Information on the nominees for election as Directors of the Company is incorporated herein by reference from the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2023 fiscal year (the “2023 Proxy Statement”).
Executive Officers of the Registrant
This information is included in a separate item captioned “Executive Officers of the Registrant” in Item 1 of Part 1 of this Annual Report on Form 10-K pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K and is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act:
Information under the caption “Delinquent Section 16(a) Reports” in the Company’s 2023 Proxy Statement is incorporated herein by this reference.
Code of Conduct
The Board of Directors has adopted a written Code of Conduct which applies to its directors and employees, including its executive officers. The Code of Conduct is available on the Company’s website at www.keytronic.com. The Company intends to disclose on its website any amendments to or waivers of the Code of Conduct.

Item 11:	EXECUTIVE COMPENSATION
Information appearing under the caption “Executive Compensation” in the Company’s 2023 Proxy Statement is incorporated herein by this reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the aggregate information for the Company’s equity compensation plans in effect as of July 1, 2023.
EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	626,250	$6.41	853,084
Equity compensation plans not approved by security holders	—	$—	—
Total	626,250	$6.41	853,084
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
Information under the caption “Beneficial Ownership of Securities” in the Company’s 2023 Proxy Statement is incorporated herein by this reference.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the caption “Related Person Transactions” and “Directors’ Independence” in the Company’s 2023 Proxy Statement is incorporated herein by this reference.

Item 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Moss Adams LLP, Seattle, Washington, Auditor Firm ID: 659.
Information appearing under the caption “Principal Accountant Fees and Services” in the Company’s 2023 Proxy Statement is incorporated herein by this reference.
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

10.7*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2019 and Fiscal Years 2019 – 2021 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 2, 2018

10.8*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2020 and Fiscal Years 2020 – 2022 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 30, 2019

10.9*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2021 and Fiscal Years 2021 – 2023 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 27, 2020

10.10*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2022 and Fiscal Years 2022 – 2024 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 13, 2021

10.11*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2023 and Fiscal Years 2023 – 2025 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 4, 2022

10.12*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2024 and Fiscal Years 2024 – 2026 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 17, 2023

10.13	Announcement that the Company has signed a letter of intent to lease a new facility in Da Nang, Vietnam

10.14
Stock Purchase Agreement, dated September 3, 2014, by and among the Company, CDR Manufacturing Inc. and the sellers signatory thereto, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 9, 2014

10.15
Loan and Security Agreement, dated August 14, 2020, among the Company, Bank of America, N.A, and certain other parties, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 17, 2020

10.16	First Amendment to Loan and Security Agreement, dated November 10, 2020, among the Company, Bank of America, N.A, and certain other parties, submitted herewith

10.17
Second Amendment to Loan and Security Agreement, dated September 3, 2021, among the Company, Bank of America, N.A, and certain other parties, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 10, 2021

10.18	Third Amendment to Loan and Security Agreement, dated August 26, 2022, among the Company, Bank of America, N.A, and certain other parties, incorporated by reference to Exhibit 10.2, submitted herewith

21.1	Subsidiaries of Registrant, submitted herewith

23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP, submitted herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, submitted herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, submitted herewith

32.1	Section 1350 Certification of Chief Executive Officer, submitted herewith

32.2	Section 1350 Certification of Chief Financial Officer, submitted herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extention information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE)

*	Management contract or compensatory plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

Item 16:	FORM 10-K SUMMARY
None

22
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 26, 2023

KEY TRONIC CORPORATION

By:	/s/ Craig D. Gates
Craig D. Gates, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Craig D. Gates	September 26, 2023
Craig D. Gates	Date
Director and President and Chief Executive Officer (Principal Executive Officer)

/s/ Brett R. Larsen	September 26, 2023
Brett R. Larsen	Date
Executive Vice President of Administration, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Ronald F. Klawitter	September 26, 2023
Ronald F. Klawitter, Director	Date

/s/ James R. Bean	September 26, 2023
James R. Bean, Director	Date

/s/ Subodh K. Kulkarni	September 26, 2023
Subodh K. Kulkarni, Director	Date

/s/ Yacov A. Shamash	September 26, 2023
Yacov A. Shamash, Director	Date

/s/ Patrick Sweeney	September 26, 2023
Patrick Sweeney, Director and Chairman of the Board	Date