Form 10-Q
period 2023-09-30
KEY TRONIC CORP
filed 2023-11-09
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2023
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

As of November 1, 2023, 10,761,871 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” and “Key Tronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands; except share data)

	September 30, 2023	July 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	3,574	3,603
Trade receivables, net of allowance for doubtful accounts of $23 and $23	141,442	150,600
Contract assets	32,903	29,925
Inventories	126,778	137,911
Other	22,930	27,510
Total current assets	327,627	349,549
Property, plant and equipment, net	28,085	28,870
Operating lease right-of-use assets, net	15,928	16,202
Other assets:
Deferred income tax asset	13,205	12,254
Other	7,500	11,397
Total other assets	20,705	23,651
Total assets	392,345	418,272
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	101,638	115,899
Accrued compensation and vacation	11,860	13,351
Current portion of debt, net	6,196	7,849
Other	13,330	14,867
Total current liabilities	133,024	151,966
Long-term liabilities:
Term loans	6,272	6,726
Revolving loan	109,517	114,805
Operating lease liabilities	10,939	10,317
Deferred income tax liability	324	274
Other long-term obligations	1,201	3,567
Total long-term liabilities	128,253	135,689
Total liabilities	261,277	287,655
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,762 and 10,762 shares, respectively	47,786	47,728
Retained earnings	83,321	82,986
Accumulated other comprehensive (loss)	(39)	(97)
Total shareholders’ equity	131,068	130,617
Total liabilities and shareholders’ equity	392,345	418,272

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	September 30, 2023	October 1, 2022
Net sales	$147,763	$137,263
Cost of sales	136,901	126,884
Gross profit	10,862	10,379
Research, development and engineering expenses	2,241	2,296
Selling, general and administrative expenses	5,784	5,656
Gain on insurance proceeds, net of losses	(431)	(934)
Total operating expenses	7,594	7,018
Operating income	3,268	3,361
Interest expense, net	3,011	1,887
Income before income taxes	257	1,474
Income tax provision	(78)	322
Net income	$335	$1,152
Net income per share — Basic	$0.03	$0.11
Weighted average shares outstanding — Basic	10,762	10,762
Net income per share — Diluted	$0.03	$0.11
Weighted average shares outstanding — Diluted	11,003	10,832
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended
	September 30, 2023	October 1, 2022
Comprehensive income:
Net income	$335	$1,152
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	58	153
Comprehensive income	$393	$1,305
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Three Months Ended
	September 30, 2023	October 1, 2022
Operating activities:
Net income	$335	$1,152
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	2,787	2,385
Amortization of interest rate swap	58	153
Amortization of deferred loan costs	55	37
Noncash Lease Expense	1,528	1,847
Inventory write-down to net realizable value	265	175
Provision for warranty	118	152
Provision for doubtful accounts	—	14
Loss (Gain) on disposal of assets	—	(123)
Gain on insurance proceeds, net of losses	(431)	(934)
Share-based compensation expense	59	40
Deferred income taxes	(901)	(344)
Changes in operating assets and liabilities:
Trade receivables	9,157	(1,776)
Contract assets	(2,978)	(4,384)
Inventories	10,867	(13,719)
Other assets	1,417	1,754
Accounts payable	(14,261)	12,732
Accrued compensation and vacation	(1,491)	(2,771)
Other liabilities	(961)	(2,227)
Cash provided by (used in) operating activities	5,623	(5,837)
Investing activities:
Purchase of property and equipment	(527)	(2,526)
Proceeds from insurance	2,249	—
Cash provided by (used in) investing activities	1,722	(2,526)
Financing activities:
Payment of financing costs	(491)	—
Repayments of long term debt	(707)	(543)
Borrowings under revolving credit agreement	138,320	151,799
Repayments of revolving credit agreement	(143,170)	(141,445)
Principal payments on finance leases	(1,326)	(1,022)
Cash (used in) provided by financing activities	(7,374)	8,789
Net (decrease) increase in cash and cash equivalents	(29)	426
Cash and cash equivalents, beginning of period	3,603	1,707
Cash and cash equivalents, end of period	$3,574	$2,133
Non-cash investing activities:
Supplemental cash flow information:
Interest payments	$3,042	$1,894
Income tax payments, net of refunds	$1,168	$414
Recognition of operating lease liabilities and right-of-use assets	$—	$4,613
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands; except share data)

	Three Months Ended
	September 30, 2023	October 1, 2022
Total shareholders’ equity, beginning balances	$130,617	$124,878

Common stock (shares):
Beginning balances	10,762	10,762
Exercise of stock appreciation rights	—	—
Ending balances	10,762	10,762

Common stock:
Beginning balances	$47,727	$47,474
Share-based compensation	$59	40
Exercise of stock options	$—	—
Ending balances	$47,786	47,514

Retained Earnings:
Beginning balances	$82,986	$77,829
Net income	$335	1,152
Ending balances	$83,321	78,981

Accumulated other comprehensive income (loss):
Beginning balances	$(97)	$(425)
Unrealized gain (loss) on hedging instruments, net	$58	153
Ending balances	$(39)	(272)
Total shareholders’ equity, ending balances	$131,068	$126,223
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three month periods ended September 30, 2023 and October 1, 2022, were both 13 week periods. Fiscal year 2024 will end on June 29, 2024, which is a 52 week year. Fiscal year 2023 which ended on July 1, 2023, was also a 52 week year.
Management’s Assessment of Liquidity
Historically, we have financed operations and met our capital expenditure requirements primarily through cash flows provided by operations and borrowings under our credit facilities. We generated operating and net income of $3.3 million and $0.3 million respectively, during the 3-month period ended September 30, 2023, and have positive working capital of $194.6 million as of September 30, 2023. Due to the timing between the procurement of raw materials, production cycle and payment from our customers, we have relied on borrowings on our credit facilities and cash from operations to fund operations as the Company increased its revenues and during the first three months of fiscal year 2024. Based on current projections, we anticipate generating cash from operations as revenue is expected to remain flat during the second quarter of fiscal year 2024 and decreasing working capital requirements as existing backlog is manufactured and shipped.
As of September 30, 2023, approximately $9.5 million was available under the asset-based revolving credit facility. We are also in discussions with multiple financial institutions to extend the borrowing capacity on our credit facility. If we are unable to meet projected operating results or extend our borrowing capacity, we may need to delay the purchase of raw materials or require our customers to fund inventory raw material costs ahead of production. Other options to increase our liquidity include factoring receivables or leveraging foreign owned assets for additional borrowing capacity. We believe that projected cash from operations, funds available under our asset-based revolving credit facility and additional financing options will be sufficient to meet our working and fixed capital requirements for at least the next 12 months.
Certain Significant Risks and Uncertainties Related to Outbreak of Coronavirus Disease 2019 (“COVID-19”)
Due to the COVID -19 pandemic, the Company has seen extreme shifts in demand from its customer base, and shifts in supply chain and logistics risks. The possibility of future temporary closures, as well as adverse fluctuations in customer demand, freight and expedite costs, precautionary safety expenses and labor shortages, collectability of accounts, and future supply chain disruptions during the rapidly changing COVID-19 environment can materially impact operating results. Additionally, continued adverse macroeconomic conditions and significant currency exchange fluctuations can also materially impact operating results.
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
Derivative Instruments and Hedging Activities
The Company has previously entered into foreign currency forward contracts and an interest rate swap which are accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI) and is reclassified into earnings in the same period in which the underlying hedged transaction affects earnings. The derivative’s effectiveness represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. As of September 30, 2023, the Company did not have any outstanding foreign currency forward contracts.
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
Recently Issued Accounting Standards
In March of 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, which clarifies specific issues raised by stakeholders. Specifically, the ASU clarifies the following: 1) that all entities are required to provide the fair value option disclosures in ASC 825, Financial Instruments 2) clarifies that the portfolio exception in ASC 820, Fair Value Measurement, applies to nonfinancial items accounted for as derivatives under ASC 815, Derivatives and Hedging; 3) clarifies that for purposes of measuring expected credit losses on a net investment in a lease in accordance with ASC 326, Financial Instruments - Credit Losses, the lease term determined in accordance with ASC 842, Leases, should be used as the contractual term; 4) clarifies that when an entity regains control of financial assets sold, it should recognize an allowance for credit losses in accordance with ASC 326; and 5) aligns the disclosure requirements for debt securities in ASC 320, Investments - Debt Securities, with the corresponding requirements for depository and lending institutions in ASC 942, Financial Services - Depository and Lending. The amendments in the ASU have various effective dates and transition requirements which are dependent on timing of adoption of ASU 2016-13. The Company adopted this amendment as of the effective date of July 2, 2023. This ASU did not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance is effective for the Company beginning in the first quarter of fiscal year 2024 with early adoption permitted. The Company adopted this amendment as of the effective date of July 2, 2023. This ASU did not have a material impact on our consolidated financial statements.
In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08 amending Business Combination: (Topic 805), which was necessary due to 2014-09, Revenue from Contracts with Customers (Topic 606). The FASB issued this Update to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (1) recognition of an acquired contract liability and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The Company adopted this amendment as of the effective date of July 2, 2023. These amendments are to be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company plans to apply the practical expedients as needed for any future acquisitions. The practical expedients cover contracts that were modified prior to acquisition date as well as determining which date an acquirer would have to determine the standalone selling price of each performance obligation in an acquired contract. This ASU did not have a material impact on our consolidated financial statements.
In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50). This standard requires disclosure of the key terms of outstanding supplier finance programs and a roll forward of the related obligations. The new standard does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The ASU became effective for the Company July 2, 2023, except for the roll forward requirement, which becomes effective July 2, 2024. This ASU, except for the roll forward requirement, was adopted retrospectively as of July 2, 2023 and did not have a material impact on our consolidated financial statements.
3.Inventories
Inventories as of September 30, 2023 are $126.8 million compared to $137.9 million as of July 1, 2023. Substantially all of the Company’s inventory balances are raw materials.
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
As of September 30, 2023, the Company had an outstanding balance under the asset-based revolving credit facility of $110.5 million, $0.3 million in outstanding letters of credit and $9.5 million available for future borrowings.
In the third quarter of fiscal year 2023, the Company entered into equipment financing agreements with Ameris Bank dba Balboa Capital ("Balboa Capital") totaling $4.4 million related to the Company’s existing manufacturing equipment that bears an interest rate range of 6% - 8% and matures in the third quarter of fiscal 2029. Under these agreements, equal monthly payments of $75,000 commenced in the third quarter of fiscal year 2023 and will continue through the maturity of the equipment financing facility in the third quarter of fiscal 2029. The Company had an outstanding balance $4.0 million as of September 30, 2023.
On August 14, 2020, the Company also entered into a $5.0 million equipment financing facility relating to the Company’s existing U.S. manufacturing equipment that bears interest at 4.85% and matures on August 14, 2025. Under this loan agreement, equal monthly payments of approximately $94,000 commenced on September 14, 2020 and will continue through the maturity of the equipment financing facility on August 14, 2025. As of September 30, 2023, the Company had an outstanding balance of $2.1 million. As of July 1, 2023, the Company had an outstanding balance of $2.3 million under the Bank of America equipment term loan agreement.

Generally, the interest rate applicable to loans under the Bank of America loan agreement will be, at the Company’s option: (i)(A) the base rate which is the highest of (a) the Prime Rate for such day, (b) the Federal Funds Rate for such day plus 0.50%, or (c) Term SOFR for a one month interest period as of such day, plus 1.00% (provided that in no event shall the base rate be less than zero), plus the applicable interest margin for base rate loans; and (B) SOFR rate for an applicable interest period, plus the applicable interest margin for SOFR rate loans. Depending on average daily excess borrowing availability over applicable periods under the Credit Facility, applicable interest margins on : (x) base rate loans will be 1.50-2.00%; and (y) SOFR rate loans will be 2.50-3.00%, resetting on a quarterly basis beginning in early 2021. If there is an event of default under the loan agreement, all loans and other obligations will bear interest as a rate of an additional 2.00% on the otherwise applicable interest rates. In addition to interest charges, the Company is required to pay a fee of 0.25% per annum on the unused portion of the Credit Facility, monthly in arrears.
On November 24, 2020, the Company entered into a $6.0 million financing facility related to the Company’s existing real estate located in Mexico that bears interest at 5.52% and matures on April 24, 2026. Under this loan agreement, equal monthly payments of $100,000 commenced on May 24, 2021 and will continue through the maturity of the financing facility on April 24, 2026. As of September 30, 2023, the Company had an outstanding balance of $3.1 million. As of July 1, 2023, the Company had an outstanding balance of $3.4 million.
The interest rates on outstanding debt as of September 30, 2023 range from 4.85% - 8.43% compared to 4.85% - 8.22% as of July 1, 2023.
Debt maturities as of September 30, 2023 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2024 (1)	$2,155
2025	$2,959
2026	$1,905
2027	$111,315
2028 - Thereafter	$1,367
Total debt	119,701
Unamortized debt issuance costs	(1,026)
Long-term debt, net of debt issuance costs	$118,675
    (1) Represents scheduled payments for the remaining nine-month period ending June 29, 2024.
The Company must comply with certain financial covenants, including a fixed charge coverage ratio. The credit agreement requires the Company to grant certain inspection rights to Bank of America, limit or restrict the Company’s cash management; limit or restrict the ability of the Company to incur additional liens, make acquisitions or investments, incur additional indebtedness, engage in mergers, consolidations, liquidations, dissolutions, or dispositions, pay dividends or other restricted payments, prepay certain indebtedness, engage in transactions with affiliates, and use proceeds. Management believes the Company was in compliance with all financial covenants as of September 30, 2023.
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
The Company has available approximately $10.0 million of gross federal research and development tax credits as of September 30, 2023. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of September 30, 2023, the Company has recorded $3.0 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $7.0 million.

The Company evaluated tax law changes and regulatory guidance issued through the prior fiscal year. Such changes and regulations include guidance relating to foreign tax credits and consolidated NOL carryback claims. The Company evaluated the ongoing impact of these law and regulatory changes, and determined that they did not have a material impact on its provision for income taxes. On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. The Inflation Reduction Act of 2022 includes a new book minimum tax on certain large corporations and an excise tax on corporate stock buybacks, among other provisions. The Company has evaluated the impacts of this Act, and at this time the Company does not believe they will have a material impact on our consolidated financial position, results of operations, or cash flows.
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

	Three Months Ended
	(in thousands, except share and per share information)
	September 30, 2023	October 1, 2022
Net income	$335	$1,152
Weighted average shares outstanding—basic	10,762	10,762
Effect of dilutive common stock awards	241	70
Weighted average shares outstanding—diluted	11,003	10,832
Net income per share—basic	$0.03	$0.11
Net income per share—diluted	$0.03	$0.11
Antidilutive SARs not included in diluted earnings per share	270	904

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
The grant date fair value for the awards granted below were estimated using the Black-Scholes option valuation method:

July 29, 2022
SARs Granted	145,000
Strike Price	$5.10
Fair Value	$2.09

Total share-based compensation expense recognized during the three months ended September 30, 2023 and October 1, 2022 was approximately $59,000 and $40,000, respectively.
As of September 30, 2023, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.3 million. This expense is expected to be recognized over a weighted average period of 1.46 years. No SARs were exercised during the three months ended September 30, 2023 or October 1, 2022.

8.Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations, or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $113,000 as of September 30, 2023 and $29,000 as of July 1, 2023, respectively.
Gain from Insurance Recoveries, Net of Losses
Gain from insurance recoveries, net of losses, relate to losses incurred from storm damage to the Company’s Arkansas facility on July 29, 2022, as the result of a lightning strike. During the three months ended September 30, 2023, the Company recorded a gain from insurance recoveries, net of losses, of $0.4 million due to the storm event.
9.Derivative Financial Instruments
As of September 30, 2023, the Company did not have any outstanding foreign currency forward contracts. For the three months ended September 30, 2023, the Company did not enter into or settle any foreign currency forward contracts. During the same period of the previous year, the Company did not enter into or settle any foreign currency forward contracts.
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

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended September 30, 2023 and October 1, 2022, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 1, 2023	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of September 30, 2023
Forward contracts	Cost of sales	$—	—	—	—
Interest rate swap	Interest expense	(97)	—	58	(39)
Total		$(97)	$—	$58	$(39)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 2, 2022	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of October 1, 2022
Forward contracts	Cost of sales	(79)	—	79	—
Interest rate swap	Interest expense	(346)	—	74	(272)
Total		$(425)	$—	$153	$(272)

As of September 30, 2023, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our line of credit and foreign currency risk resulting from our China operations. The Company does not currently manage these risk exposures by using derivative instruments.
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
The Company elected to not disclose information about remaining performance obligations as they are part of contracts that have expected durations of one year or less.
The Company has elected to expense costs to obtain contracts as incurred as these costs are immaterial to the financial statements.
During the first three months of fiscal year 2024, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional. The following table summarizes the activity in the Company’s contract assets during the three months ended September 30, 2023 (in thousands):

Contract Assets
Beginning balance, July 1, 2023	$29,925
Revenue recognized	$129,980
Amounts collected or invoiced	$(127,002)
Ending balance, September 30, 2023	$32,903
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three months ended September 30, 2023 and October 1, 2022 (in thousands):

	Revenue
Recognition	Three Months Ended
	September 30, 2023	October 1, 2022
Over-Time	$129,980	$134,558
Point-in-Time	17,783	2,705
Total	$147,763	$137,263

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
For operating leases, management assumed a discount rate of 4.2%. The weighted average discount rate is disclosed in the tables below.

The components of lease cost for the three months ended September 30, 2023 and October 1, 2022 were (in thousands):

Lease cost	Classification	September 30, 2023	October 1, 2022
Operating lease cost	Cost of sales	$1,126	$1,334
Operating lease cost	Selling, general and administrative expenses	$184	$184

Financing lease cost	Cost of sales	$1,279	$900
Financing lease cost	Selling, general and administrative expenses	$55	$38

Total lease cost		$2,644	$2,456

Fixed lease cost		$1,547	$2,221
Short-term lease cost		$1,097	$235
Total lease cost		$2,644	$2,456

Amounts reported in the Consolidated Balance Sheet as of September 30, 2023 were (in thousands, except weighted average lease term and discount rate):

September 30, 2023
Operating Leases:
Operating lease right of use assets	$15,928
Operating lease liabilities (1)	$15,928

Weighted-average remaining lease term (in years)
Operating leases	4.52

Weighted-average discount rate
Operating leases	4.2%

Financing Leases (2):
Financing lease right of use assets	$5,952
Financing lease liabilities	$4,511

Weighted-average remaining lease term (in years)
Financing leases	1.64

Weighted-average discount rate
Financing leases	10.6%
(1) The current portion of the total operating lease liabilities of $5.0 million is classified under Other Current Liabilities, resulting in $10.9 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
(2) The total finance lease right of use assets of $6.0 million is classified under Other Long-term Assets. The current portion of the total finance lease liabilities of $3.3 million is classified under Current portion of debt, net, resulting in $1.2 million classified in Other Long-term Liabilities section of the condensed consolidated balance sheet.

Other information related to leases was as follows (in thousands):

	Three Months Ended
	September 30, 2023	October 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,528	$1,847
Financing cash flows used in financing leases	$1,326	$1,022
Future lease payments under non-cancellable leases as of September 30, 2023 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2024 (1)	$3,895	$2,552
2025	$4,186	$1,909
2026	$3,472	$501
2027	$2,536	$—
2028	$1,551	$—
Thereafter	$1,689	$—
Total undiscounted lease payments	$17,329	$4,962
Less: present value discount	$(1,401)	$(451)
Total lease liabilities	$15,928	$4,511
(1) Represents estimated lease payments for the remaining nine-month period ending June 29, 2024.
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
Overview
Key Tronic is a leading contract manufacturer offering value-added design and manufacturing services from its facilities in the United States, Mexico, China, and Vietnam. The Company provides its customers full engineering services, materials management, worldwide manufacturing facilities, assembly services, in-house testing, and worldwide distribution. Our customers include some of the world’s leading original equipment manufacturers. Our combined capabilities and vertical integration are proving to be a desirable offering to our expanded customer base.
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

Executive Summary
For the first quarter of fiscal year 2024, the Company reported total revenue of $147.8 million, up 8% from $137.3 million in the same period of fiscal year 2023. During the first quarter of fiscal year 2024, the Company ramped up new programs produced in the Company’s U.S. facilities and remained profitable, despite a softening of customer demand in the Company’s Mexico-based facilities. As previously announced, the large program with a leading power equipment company is now expected to resume materially in fiscal 2025 rather than 2024, with a redesigned product.
As new customer programs ramp, the concentration of our top three customers’ net sales increased to 29.9 percent of total sales in the first quarter of fiscal year 2024 from 25.4 percent in the same period of the prior fiscal year. We expect that concentration to our top three customers will decrease during the fiscal year.
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
Gross profit as a percent of net sales was 7.4 percent for the first quarter of fiscal year 2024 as compared to 7.6 percent for the same quarter of the prior fiscal year. During the first quarter of fiscal year 2024, the results were impacted by unanticipated severance costs of $0.6 million, as the Company reduced its workforce by over 100 employees in Mexico and the U.S. which adversely impacted gross profit. Gross margin was also adversely impacted by the strength of the Mexican Peso, although the Mexican Peso has weakened during the second quarter.
Operating income as a percentage of net sales was 2.2 percent for the first quarter of fiscal year 2024 compared to 2.4 percent of operating income as a percentage of net sales for the first quarter of fiscal year 2023. The decrease in operating income as a percentage of net sales was primarily driven by unanticipated severance costs and the strength of the Mexican Peso.
Net income for the first quarter of fiscal year 2024 was $0.3 million or $0.03 per diluted share, as compared to net income of $1.2 million or $0.11 per diluted share for the first quarter of fiscal year 2023. The year-over-year decline in earnings was primarily a result of a $1.1 million increase in interest expense on higher interest rates. Earnings were also adversely impacted by an unanticipated severance costs of $0.6 million, or approximately $0.04 to $0.05 per diluted share. The workforce reduction reflects softening demand for a number of different programs and is expected to reduce operating expenses by more than $5 million annually.
During the first quarter of fiscal year 2024, we won new programs involving security equipment, sporting and outdoor products, environmental solutions, and industrial control systems.
Moving into the second quarter of fiscal year 2024, global logistics problems, the war in Europe, and China-US geopolitical tensions continue to drive OEM’s to examine their traditional outsourcing strategies. We believe these customers increasingly realize they have become overly dependent on their China-based contract manufacturers not only for products, but also for design and logistics services. The decision to onshore or near shore production appears to be becoming more widely accepted as a smart long-term strategy. As a result, we see opportunities for continued growth. In addition, the headwinds from the global supply chain continue to present uncertainty and multiple business challenges but do show some signs of gradually abating, particularly with respect to the recent price stabilization for some commodity components. At the same time, these price reductions are offset by increasing wages at our North American facilities. In our second quarter of fiscal 2024, the Company is beginning to see the Peso weaken to the US dollar which may translate into improving conditions moving forward.
We maintain a strong balance sheet with a current ratio of 2.5 and a debt-to-equity ratio of 0.9 as of September 30, 2023. Total cash provided by operating activities as defined on our cash flow statement was $5.6 million for the three months ended September 30, 2023, the Company focuses on inventory reductions and other working capital improvements. We believe we maintain sufficient liquidity for our expected future operations and had $110.5 million in borrowings on our revolving credit facility and $9.5 million remained available at September 30, 2023.

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
•Revenue Recognition
•Inactive, Obsolete, and Surplus Inventory Valuation
•Allowance for Doubtful Accounts
•Income Taxes
Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended July 1, 2023, for further details.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2023 with the Three Months Ended October 1, 2022
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended September 30, 2023 as compared to the three months ended October 1, 2022. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	September 30, 2023	% of net sales	October 1, 2022	% of net sales	$ change	% point change
Net sales	$147,763	100.0%	$137,263	100.0%	$10,500	7.6%
Cost of sales	136,901	92.6%	126,884	92.4%	10,017	0.2%
Gross profit	10,862	7.4%	10,379	7.6%	483	(0.2)%
Research, development and engineering	2,241	1.5%	2,296	1.7%	(55)	(0.2)%
Selling, general and administrative	5,784	3.9%	5,656	4.1%	128	(0.2)%
Gain on insurance proceeds, net of losses	(431)	(0.3)%	(934)	(0.7)%	503	0.4%
Total operating expenses	7,594	5.1%	7,018	5.1%	576	—%
Operating income	3,268	2.2%	3,361	2.4%	(93)	(0.2)%
Interest expense, net	3,011	2.0%	1,887	1.4%	1,124	0.6%
Income before income taxes	257	0.2%	1,474	1.1%	(1,217)	(0.9)%
Income tax provision	(78)	(0.1)%	322	0.2%	(400)	(0.3)%
Net income	$335	0.2%	$1,152	0.8%	$(817)	(0.6)%
Net Sales
Net sales of $147.8 million for the first quarter of fiscal year 2024 increased by 7.6 percent as compared to net sales of $137.3 million for the first quarter of fiscal year 2024.
The $10.5 million increase in net sales from the prior year period was primarily due to the successful ramp of new customer programs and increased component sales for a large customer. However, the Company’s revenue was constrained by tightening worldwide supply chain and transportation and logistics issues.
Gross Profit
Gross profit as a percentage of net sales for the three months ended September 30, 2023 was 7.4 percent compared to 7.6 percent for the three months ended October 1, 2022. This 0.2 percentage point decrease was primarily a result of unanticipated severance costs related to a reduction of the Company’s workforce in Mexico and the United States.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded an impairment of approximately $265,000 and $175,000 for obsolete inventory during the three months ended September 30, 2023 and October 1, 2022, respectively. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
There were no significant changes to operating expenses during the presented quarters, other than the gain on insurance proceeds of $0.4 million recorded in the first quarter of fiscal year 2024. Total research, development, and engineering (RD&E) expenses were $2.2 million during the three months ended September 30, 2023 and $2.3 million during the three months ended October 1, 2022, respectively. Total RD&E expenses as a percent of net sales were 1.5 percent during the three months ended September 30, 2023 and 1.7 percent during the three months ended October 1, 2022.
Total selling, general, and administrative (SG&A) expenses were $5.8 million during the three months ended September 30, 2023 compared to $5.7 million for the three months ended October 1, 2022. Total SG&A expenses as a percentage of net sales were 3.9 percent for the three months ended September 30, 2023 and 4.1 percent for the three months ended October 1, 2022.

Interest
Interest expense was $3.0 million during the three months ended September 30, 2023 and $1.9 million during the three months ended October 1, 2022. The increase in interest expense is primarily related to increased interest rates and an increase in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the three months ended September 30, 2023 was (30.4) percent compared to 21.8 percent for the three months ended October 1, 2022. The decrease is primarily due to the impact of discrete foreign exchange benefits and the relatively low amount of income before income taxes for the three months ended September 30, 2023.
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
BACKLOG
On September 30, 2023, we had an order backlog of approximately $319.8 million. This compares with a backlog of approximately $380.0 million on October 1, 2022. The decrease in order backlog is related to some softening on demand for a number of our Mexico-based programs, partially offset by an increase in demand for our U.S. based facilities. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the three months ended September 30, 2023 was $5.6 million, compared to net cash used in operating activities of $5.8 million during the same period of the prior fiscal year.
The $5.6 million of net cash provided by operating activities for the three months ended September 30, 2023 is primarily related to $0.3 million in net income adjust for 2.8 million of depreciation and amortization, a $9.2 million decrease in accounts receivable, a $10.9 million decrease in inventory, partially off set by a $1.5 million decrease in accrued compensation and vacation, a $14.3 million decrease in accounts payable, a $1.0 million decrease in other liabilities and a $3.0 million increase in contract assets.
The $5.8 million of net cash used in operating activities for the three months ended October 1, 2022 is primarily related to $1.2 million in net income for the period adjusted for $2.4 million of depreciation and amortization, a $4.4 million increase in contract assets, a $1.8 million increase in accounts receivable, a $13.7 million increase in inventory, a $2.8 million decrease in accrued compensation and vacation partially offset by a $12.7 million increase in accounts payable.
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
Investing Cash Flow
Cash provided by investing activities was $1.7 million during the three months ended September 30, 2023 as compared to cash used in investing activities of $2.5 million during the three months ended October 1, 2022. Our primary investing activity during the three months ended September 30, 2023 and October 1, 2022, was purchasing equipment to support increased production levels for new programs. The Company also received $2.2 million related to insurance proceeds as a result of previously disclosed storm damage to the Company’s Arkansas facility.
Leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Total capital expenditures are expected to be $8.0 million during the fiscal year, a significant portion of which may be funded through finance leases. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan.

Financing Cash Flow
Cash used in financing activities was $7.4 million during the three months ended September 30, 2023 as compared to cash provided by financing activities of $8.8 million in the same period of the previous fiscal year. Our primary financing activities during the three months ended September 30, 2023 and October 1, 2022, were borrowings and repayments under our revolving line of credit facility and term loans.
As of September 30, 2023, approximately $9.5 million was available under the asset-based revolving credit facility.
Our cash requirements are affected by the level of current operations and new programs. We believe that projected cash from operations, funds available under the revolving credit facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. The Company further notes projected cash from operations from increased demand from certain customers will be partially offset by an anticipated slowdown in collections from other customers and increasing inventory levels in efforts to mitigate supply chain constraint risks. As of September 30, 2023, we had approximately $3.6 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of September 30, 2023 would approximate $56,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in Note 6 of the “Notes to Consolidated Financial Statements.”
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended July 1, 2023. There have been no material changes in contractual obligations outside the ordinary course of business since July 1, 2023.
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
Component procurement, production schedules, personnel and other resource requirements are based on estimates of customer requirements. Occasionally, our customers may request accelerated production that can stress resources and reduce operating margins. Conversely, our customers may abruptly lower or cancel production which may lead to a sudden, unexpected increase in inventory or accounts receivable for which we may not be reimbursed even when under contract with customers. In addition, because many of our operating expenses are relatively fixed, a reduction in customer demand can harm our gross profit and operating results. The products which we manufacture for our customers have relatively short product lifecycles. Therefore, our business, operating results, and financial condition are dependent in a significant way on our ability to obtain orders from new customers and new product programs from existing customers.
Operating results can also fluctuate if changes are made to significant estimates and assumptions. Significant estimates and assumptions include the allowance for doubtful receivables, net realizable inventory, the valuation allowance on deferred tax assets.
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
We are dependent on many suppliers, including sole source suppliers, to provide key components and raw materials used in manufacturing customers’ products. We have seen supply shortages in certain electronic components. In addition, our suppliers' facilities may also experience earthquakes, tsunamis, and other natural disasters which may cause a shortage of components. This can result in longer lead times and the inability to meet our customers request for flexible production and extended shipment dates. If demand for components outpaces supply, capacity delays could affect future operations. Delays in deliveries from suppliers or the inability to obtain sufficient quantities of components and raw materials have and may continue to cause delays or reductions in shipment of products to our customers which could adversely affect our operating results and damage customer relationships.
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
We are subject to a variety of domestic and foreign environmental regulations relating to the use, storage, and disposal of materials used in our manufacturing processes. In addition, increasing governmental focus on climate change may result in new environmental regulations that may negatively affect us, our vendors, or our customers. As a result, we may incur additional costs or obligations in complying with any new environmental and reporting requirements, as well as increased indirect costs resulting from our vendors or customers that get passed on to us.
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
Cybersecurity incidents could also result in the misappropriation of proprietary or confidential information of the Company or that of its customers, employees, vendors or customers. We expect to incur costs in the future to mitigate against cybersecurity incidents as threats are expected to continue to become more persistent and sophisticated. If our systems for protecting against cybersecurity incidents prove not to be sufficient, we could be adversely affected by, among other things, loss of or damage to intellectual property, proprietary or confidential information, or employee, vendor or customer data; interruption of our business operations; and increased costs to prevent, respond to or mitigate cybersecurity incidents. These risks could harm our reputation and our relationships with employees, vendors, and customers and may result in claims or enforcement actions and investigations against us.
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
If deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results and incur the additional costs and expenses associated therewith. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Restated financial statements and failures in internal controls may also cause us to fail to meet additional reporting obligations, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties or stockholder litigation, and materially adversely impact our business, financial condition, results of operations and cash flows.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with LIBOR rates. There was outstanding $110.5 million in borrowings under our asset-based senior secured revolving credit facility and $6.1 million outstanding on our equipment financing facilities as of September 30, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. From time to time, we use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. As of September 30, 2023, the Company did not have any outstanding foreign currency forward contracts. For the three months ended September 30, 2023, the Company did not enter into or settle any foreign currency forward contracts.
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
Based on our assessment, we believe that as of September 30, 2023, the Company’s disclosure controls and procedures are effective based on those criteria.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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
There are no material changes to the risk factors set forth in Part I Item 1A in the Company’s Annual Report on Form 10-K for the year ended July 1, 2023.

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	November 9, 2023
President and Chief Executive Officer
(Principal Executive Officer)

/s/ BRETT R. LARSEN
Brett R. Larsen	Date:	November 9, 2023
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)