Form 10-Q
period 2023-12-30
KEY TRONIC CORP
filed 2024-02-08
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 7, 2024, 10,761,871 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” and “Key Tronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands; except share data)

	December 30, 2023	July 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,953	$3,603
Trade receivables, net of allowance for doubtful accounts of $72 and $23	134,892	150,600
Contract assets	27,770	29,925
Inventories	124,054	137,911
Other	22,612	27,510
Total current assets	312,281	349,549
Property, plant and equipment, net	28,935	28,870
Operating lease right-of-use assets, net	18,104	16,202
Other assets:
Deferred income tax asset	13,161	12,254
Other	6,243	11,397
Total other assets	19,404	23,651
Total assets	$378,724	$418,272
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,358	$115,899
Accrued compensation and vacation	5,677	13,351
Current portion of debt, net	5,610	7,849
Other	15,721	14,867
Total current liabilities	118,366	151,966
Long-term liabilities:
Term loans	6,465	6,726
Revolving loan	108,429	114,805
Operating lease liabilities	12,380	10,317
Deferred income tax liability	22	274
Other long-term obligations	627	3,567
Total long-term liabilities	127,923	135,689
Total liabilities	246,289	287,655
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,762 and 10,762 shares, respectively	47,839	47,728
Retained earnings	84,405	82,986
Accumulated other comprehensive Income (loss)	191	(97)
Total shareholders’ equity	132,435	130,617
Total liabilities and shareholders’ equity	$378,724	$418,272
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Net sales	$145,417	$123,708	$293,180	$260,971
Cost of sales	133,654	114,788	270,555	241,672
Gross profit	11,763	8,920	22,625	19,299
Research, development and engineering expenses	1,758	2,287	3,999	4,583
Selling, general and administrative expenses	6,057	5,735	11,841	11,391
Gain on insurance proceeds, net of losses	—	(2,710)	(431)	(3,644)
Total operating expenses	7,815	5,312	15,409	12,330
Operating income	3,948	3,608	7,216	6,969
Interest expense, net	2,961	2,507	5,972	4,394
Income before income taxes	987	1,101	1,244	2,575
Income tax provision (benefit)	(97)	134	(175)	456
Net income	$1,084	$967	$1,419	$2,119
Net income per share — Basic	$0.10	$0.09	$0.13	$0.20
Weighted average shares outstanding — Basic	10,762	10,762	10,762	10,762
Net income per share — Diluted	$0.10	$0.09	$0.13	$0.20
Weighted average shares outstanding — Diluted	10,889	10,832	10,889	10,832
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Comprehensive income:
Net income	$1,084	$967	$1,419	$2,119
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	230	59	288	212
Comprehensive income (loss)	$1,314	$1,026	$1,707	$2,331
Other comprehensive income (loss) for the three months ended December 30, 2023 and December 31, 2022, is reflected net of tax expense (benefit) of approximately $0.1 million and $0.0 million, respectively. Other comprehensive income (loss) for the six months ended December 30, 2023 and December 31, 2022, is reflected net of tax expense (benefit) of approximately $0.1 million and $0.0 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Six Months Ended
	December 30, 2023	December 31, 2022
Operating activities:
Net income	$1,419	$2,119
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	5,498	4,658
Amortization of interest rate swap	97	211
Amortization of deferred loan costs	137	51
Noncash lease expense	2,928	3,128
Inventory write-down to net realizable value	2	355
Provision for warranty	138	266
Provision for doubtful accounts	49	22
Gain on disposal of assets	(36)	(123)
Gain on insurance proceeds, net of losses	(431)	(3,644)
Share-based compensation expense	111	102
Deferred income taxes	(1,213)	(120)
Changes in operating assets and liabilities:
Trade receivables	15,708	1,564
Contract assets	2,155	(6,355)
Inventories	13,806	(16,362)
Other assets	417	(650)
Accounts payable	(24,541)	19,310
Accrued compensation and vacation	(7,675)	(4,023)
Other liabilities	511	(10,540)
Cash provided by (used in) operating activities	9,080	(10,031)
Investing activities:
Purchase of property and equipment	(2,609)	(3,859)
Proceeds from insurance	2,249	3,500
Cash used in investing activities	(360)	(359)
Financing activities:
Payment of financing costs	(625)	—
Proceeds from issuance of long term debt	1,161	—
Repayments of long term debt	(1,457)	(1,089)
Borrowings under revolving credit agreement	272,755	289,330
Repayments of revolving credit agreement	(278,643)	(276,778)
Principal payments on finance leases	(2,561)	(1,970)
Cash (used in) provided by financing activities	(9,370)	9,493
Net decrease in cash and cash equivalents	(650)	(897)
Cash and cash equivalents, beginning of period	3,603	1,707
Cash and cash equivalents, end of period	$2,953	$810
Supplemental cash flow information:
Interest payments	$6,015	$3,712
Income tax payments, net of refunds	$1,602	$776
Recognition of operating lease liabilities and right-of-use assets	$3,575	$5,049
Recognition of financing lease liabilities and right-of-use assets	$—	$—
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands; except share data)

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Total shareholders’ equity, beginning balances	$131,069	$126,223	$130,617	$124,878

Common stock (shares):
Beginning balances	10,762	10,762	10,762	10,762
Exercise of stock appreciation rights	—	—	—	—
Ending balances	10,762	10,762	10,762	10,762

Common stock:
Beginning balances	$47,786	$47,514	$47,727	$47,475
Share-based compensation	53	62	112	101
Exercise of stock options	—	—	—	—
Ending balances	47,839	47,576	47,839	47,576

Retained Earnings:
Beginning balances	$83,321	$78,981	$82,986	$77,829
Net income	1,084	967	1,419	2,119
Ending balances	84,405	79,948	84,405	79,948

Accumulated other comprehensive income (loss):
Beginning balances	$(39)	$(272)	$(97)	$(425)
Unrealized gain (loss) on hedging instruments, net	230	59	288	212
Ending balances	191	(213)	191	(213)
Total shareholders’ equity, ending balances	$132,435	$127,311	$132,435	$127,311
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three month and six month periods ended December 30, 2023 and December 31, 2022, were both 13 week and 26 week periods. Fiscal year 2024 will end on June 29, 2024, which is a 52 week year. Fiscal year 2023 which ended on July 1, 2023, was also a 52 week year.
Management’s Assessment of Liquidity
Historically, we have financed operations and met our capital expenditure requirements primarily through cash flows provided by operations and borrowings under our credit facilities. We generated operating and net income of $3.9 million and $1.1 million respectively, during the 3-month period ended December 30, 2023, and have positive working capital of $193.9 million as of December 30, 2023. Due to the timing between the procurement of raw materials, production cycle and payment from our customers, we have relied on borrowings on our credit facilities and cash from operations to fund operations of the Company. Based on current projections, we anticipate generating cash from operations as revenue is expected to remain flat during the third quarter of fiscal year 2024 and decreasing working capital requirements as existing backlog is manufactured and shipped.
As of December 30, 2023, approximately $14.4 million was available under the asset-based revolving credit facility with Bank of America, and an additional $2.0 million was available under the asset-based line of credit with Banorte Financial Group. We are also in discussions with multiple financial institutions to extend the borrowing capacity on our credit facility. If we are unable to meet projected operating results or extend our borrowing capacity, we may need to delay the purchase of raw materials or require our customers to fund inventory raw material costs ahead of production. Other options to increase our liquidity include factoring receivables or leveraging foreign owned assets for additional borrowing capacity. We believe that projected cash from operations, funds available under our asset-based revolving credit facility and additional financing options will be sufficient to meet our working and fixed capital requirements for at least the next 12 months.
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
Recently Issued Accounting Standards
On Dec. 14, 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires entities to disclose more detailed information relating to their reconciliation of statutory tax rate to effective tax rate, income taxes paid by jurisdiction, pretax income (or loss) from continuing operations, and income tax expense (or benefit). The ASU applies to the Company’s annual reporting period beginning in fiscal year 2026. The Company does not anticipate early adoption of the new disclosure standards.
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

3.Inventories
Inventories as of December 30, 2023 are $124.1 million compared to $137.9 million as of July 1, 2023. Substantially all of the Company’s inventory balances are raw materials.
4.Long-Term Debt
On August 14, 2020, the Company entered into a loan agreement with Bank of America. The Loan Agreement replaces the Company’s prior amended and restated credit agreement, as amended, with Wells Fargo Bank. The Loan Agreement provides for a five-year asset-based senior secured revolving credit facility of up to $93 million, maturing on August 14, 2025.
On September 3, 2021, the Company entered into an amendment to the Company’s current loan agreement with Bank of America. The amendment increases the Company’s current credit facility to $120 million, subject to the Company’s borrowing base, maturing on September 3, 2026. As of December 30, 2023, the Company had an outstanding balance under the asset-based revolving credit facility of $105.6 million, $0.3 million in outstanding letters of credit and $14.4 million available for future borrowings.
On August 26, 2022, the company entered into a third amendment to the loan agreement with Bank of America. The amendment removed the cash flow leverage ratio covenant and increased the interest rate by 25 basis points.
As of July 1, 2023, the Company had an outstanding balance under the credit facility with Bank of America of $115.4 million, $0.3 million in outstanding letters of credit and $4.6 million available for future borrowings.
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
On December 11, 2023, the Company entered into a loan agreement in Mexican peso with Banorte Financial Group. The agreement provides for three-year asset-based secured line of credit up to $5.9 million, subject to the Company’s borrowing base, maturing on December 11, 2026. The credit facility bears interest at Itercambaria de Equilibrio Interest Rate plus 2.75%. As of December 30, 2023, the Company had an outstanding balance under the asset-based revolving credit facility of $3.9 million and $2.0 million available for future borrowings.
On September 19, 2023, the Company entered into another $1.1 million equipment financing agreement with Ameris Bank dba Balboa Capital ("Balboa Capital"). Combining with agreements entered in the third quarter of fiscal year 2023, the total $5.5 million relates to the Company’s existing manufacturing equipment that bears an interest rate range of 6% - 8% and matures in the first quarter of fiscal 2030. Under these agreements, equal monthly payments of $94,000 commenced in the second quarter of fiscal year 2024 and will continue through the maturity of the equipment financing facility in the first quarter of fiscal 2030. The Company had an outstanding balance $4.9 million as of December 30, 2023.
On August 14, 2020, the Company also entered into a $5.0 million equipment financing facility relating to the Company’s existing U.S. manufacturing equipment that bears interest at 4.85% and matures on August 14, 2025. Under this loan agreement, equal monthly payments of approximately $94,000 commenced on September 14, 2020 and will continue through the maturity of the equipment financing facility on August 14, 2025. As of December 30, 2023, the Company had an outstanding balance of $1.8 million. As of July 1, 2023, the Company had an outstanding balance of $2.3 million under the Bank of America equipment term loan agreement.
On November 24, 2020, the Company entered into a $6.0 million equipment financing facility related to the Company’s existing manufacturing equipment that bears interest at 5.52% and matures on April 24, 2026. Under this loan agreement, equal monthly payments of $100,000 commenced on May 24, 2021 and will continue through the maturity of the equipment financing facility on April 24, 2026. As of December 30, 2023, the Company had an outstanding balance of $2.8 million. As of July 1, 2023, the Company had an outstanding balance of $3.4 million.
The interest rates on outstanding debt as of December 30, 2023 range from 4.85% - 14.25% compared to 4.85% - 8.22% as of July 1, 2023.
Debt maturities as of December 30, 2023 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2024 (1)	$1,520
2025	3,123
2026	2,081
2027	110,468
2028	1,032
2029 - Thereafter	816
Total debt	$119,040
Unamortized debt issuance costs	(1,078)
Long-term debt, net of debt issuance costs	$117,962
    (1) Represents scheduled payments for the remaining six-month period ending June 29, 2024.
The Company must comply with certain financial covenants, including a fixed charge coverage ratio. The Company was in compliance with all financial covenants as of December 30, 2023.

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
The Company has available approximately $10.0 million of gross federal research and development tax credits as of December 30, 2023. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of December 30, 2023, the Company has recorded $3.1 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $6.9 million.
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

	Three Months Ended
	(in thousands, except share and per share information)
	December 30, 2023	December 31, 2022
Net income	$1,084	$967
Weighted average shares outstanding—basic	10,762	10,762
Effect of dilutive common stock awards	127	70
Weighted average shares outstanding—diluted	10,889	10,832
Net income per share—basic	$0.10	$0.09
Net income per share—diluted	$0.10	$0.09
Antidilutive SARs not included in diluted earnings per share	525	904

	Six Months Ended
	(in thousands, except per share information)
	December 30, 2023	December 31, 2022
Net income	$1,419	$2,119
Weighted average shares outstanding—basic	10,762	10,762
Effect of dilutive common stock awards	127	70
Weighted average shares outstanding—diluted	10,889	10,832
Net income per share—basic	$0.13	$0.20
Net income per share—diluted	$0.13	$0.20
Antidilutive SARs not included in diluted earnings per share	525	904
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

Total share-based compensation expense recognized during the three months ended December 30, 2023 and December 31, 2022 was approximately $52,297 and $62,000, respectively. Total share-based compensation expense recognized during the six months ended December 30, 2023 and December 31, 2022 was approximately $111,239 and $102,000, respectively.
As of December 30, 2023, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.2 million. This expense is expected to be recognized over a weighted average period of 1.5 years. No SARs were exercised during the three or six months ended December 30, 2023 or December 31, 2022.
8.Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $107,000 as of December 30, 2023 and $29,000 as of July 1, 2023, respectively.
Gain from Insurance Recoveries, Net of Losses

Gain from insurance recoveries, net of losses, relate to losses incurred from storm damage to the Company’s Arkansas facility on July 29, 2022, as the result of a lightning strike. During the six months ended December 30, 2023, the Company recorded a gain from insurance recoveries, net of losses, of $0.4 million. The Company did not record a gain during the three months ended December 30, 2023.
9.Derivative Financial Instruments
As of December 30, 2023, the Company had outstanding foreign currency forward contracts with a total notional amount of $3.4 million. The maturity dates for these contracts extend through March 2024. For the three months ended December 30, 2023, the Company entered into $6.5 million of foreign currency forward contracts and settled $3.2 million of contracts. During the same period of the previous year, the Company did not enter or settle any foreign currency forward contracts.
For the six months ended December 30, 2023, the Company entered into $6.5 million of foreign currency forward contracts and settled $3.2 million of contracts. During the same period of the previous year, the Company did not enter or settle any foreign currency forward contracts.
As of December 30, 2023, the aggregate notional amount of the Company’s outstanding foreign currency contracts along with their unrealized gain (losses) are expected to mature as summarized below (in thousands):

Quarter Ending	Notional Contracts in MXN	Notional Contracts in USD	Estimated Fair Value
March 30, 2024	$61,775	$3,369	$247

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
The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the three months ended December 30, 2023 and December 31, 2022, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of September 30, 2023	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 30, 2023
Forward contracts	Cost of sales	$—	$263	$(72)	$191
Interest rate swap	Interest expense	(39)	—	39	—
Total		$(39)	$263	$(33)	$191

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of October 1, 2022	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 31, 2022
Forward contracts	Cost of sales	$—	$—	$—	$—
Interest rate swap	Interest expense	(272)	—	59	(213)
Total		$(272)	$—	$59	$(213)

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Income for the six months ended December 30, 2023 and December 31, 2022, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of Ju1y 1, 2023	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 30, 2023
Forward contracts	Cost of sales	$—	$263	$(72)	$191
Interest rate swap	Interest expense	(97)	—	97	—
Total		$(97)	$263	$25	$191

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 2, 2022	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 31, 2022
Forward contracts	Cost of sales	$(79)	$—	$79	$—
Interest rate swap	Interest expense	(346)	—	133	(213)
Total		$(425)	$—	$212	$(213)
As of December 30, 2023, the net amount of unrealized gain expected to be reclassified into earnings within the next 3 months is approximately $0.2 million. The Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our line of credit and foreign currency risk resulting from our China operations. The Company does not currently manage these risk exposures by using derivative instruments.

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
During the first six months of fiscal year 2024, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional. The following table summarizes the activity in the Company’s contract assets during the six months ended December 30, 2023 (in thousands):

Contract Assets
Beginning balance, July 1, 2023	29,925
Revenue recognized	254,185
Amounts collected or invoiced	(256,340)
Ending balance, December 30, 2023	$27,770
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three and six months ended December 30, 2023 and December 31, 2022 (in thousands):

	Revenue
Recognition	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Over-Time	$124,205	$119,649	$254,185	$254,207
Point-in-Time	21,212	4,059	38,995	6,764
Total	$145,417	$123,708	$293,180	$260,971

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
For operating leases, management assumed a discount rate of 4.28%. The weighted average discount rate is disclosed in the tables below.

The components of lease cost for the three months and six months ended December 30, 2023 and were (in thousands):

		Three Months Ended		Six Months Ended
		December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Lease cost	Classification
Operating lease cost	Cost of sales	$1,223	$2,441	$2,350	$3,775
Operating lease cost	Selling, general and administrative expenses	$183	$367	$367	$551

Financing lease cost	Cost of sales	$1,186	$1,859	$2,465	$2,759
Financing lease cost	Selling, general and administrative expenses	$49	$77	$104	$115

Total lease cost		$2,641	$4,744	$5,286	$7,200

Fixed lease cost		$1,336	$4,435	$2,434	$6,656
Short-term lease cost		$1,305	$309	$2,852	$544
Total lease cost		$2,641	$4,744	$5,286	$7,200

Amounts reported in the Consolidated Balance Sheet as of December 30, 2023 were (in thousands, except weighted average lease term and discount rate):

	December 30, 2023	July 1, 2023
Operating Leases:
Operating lease right of use assets	$18,104	$16,202
Operating lease liabilities (1)	$18,104	$16,202

Weighted-average remaining lease term (in years)
Operating leases	4.44	4.55

Weighted-average discount rate
Operating leases	4.28%	4.00%

Financing Leases (2):
Financing lease right of use assets	$4,610	$9,718
Financing lease liabilities	$3,170	$8,278

Weighted-average remaining lease term (in years)
Financing leases	1.23	1.89

Weighted-average discount rate
Financing leases	10.88%	9.96%

(1) The current portion of the total operating lease liabilities of $5.7 million is classified under Other Current Liabilities, resulting in $12.4 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
(2) The total finance lease right of use assets of $4.6 million is classified under Other Long-term Assets. The current portion of the total finance lease liabilities of $2.5 million is classified under Current portion of debt, net, resulting in $0.6 million classified in Other Long-term Liabilities section of the condensed consolidated balance sheet.

Future lease payments under non-cancellable leases as of December 30, 2023 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2024 (1)	$3,034	$1,112
2025	5,080	1,909
2026	4,147	501
2027	3,238	—
2028	2,281	—
Thereafter	1,873	—
Total undiscounted lease payments	19,653	3,522
Less: present value discount	(1,549)	(352)
Total lease liabilities	$18,104	$3,170
(1) Represents estimated lease payments for the remaining six-month period ending June 29, 2024.
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
Executive Summary
For the second quarter of fiscal year 2024, the Company reported total revenue of $145.4 million, up 17.5 percent from $123.7 million in the same period of fiscal year 2023. The Revenue growth for the second quarter of fiscal year 2024 was driven by increased production at the Company’s US-based and Vietnam-based facilities, as well as by the sale of approximately $8.1 million of inventory from a discontinued program.
As new customer programs ramp the concentration of our top three customers’ net sales increased to 37.5 percent of total sales in the second quarter of fiscal year 2024 from 27.7 percent in the same period of the prior fiscal year. We expect that concentration to our top three customers will decrease during the fiscal year.

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
Gross profit as a percent of net sales was 8.1 percent for the second quarter of fiscal year 2024 as compared to 7.2 percent for the same quarter of the prior fiscal year. During the second quarter of fiscal year 2024, the results were favorably impacted by a temporary holiday closure of our Juarez production facility, partially offset by increased costs associated to ramping up new programs, sales of obsolete inventory and increased labor costs.
Operating income as a percentage of net sales was 2.7 percent for the second quarter of fiscal year 2024 compared to 2.9 percent of operating income as a percentage of net sales for the second quarter of fiscal year 2023. The decrease in operating income as a percentage of net sales was primarily driven by the non recurring reported gain on insurance claim that occurred in the prior year quarter.
Net income for the second quarter of fiscal year 2024 was $1.1 million or $0.10 per diluted share, as compared to net income of $1.0 million or $0.09 per diluted share for the second quarter of fiscal year 2023. The year-over-year increase in earnings was primarily a result of the $0.1 million income tax benefit.
During the second quarter of fiscal year 2024, we won new programs involving security equipment, aerospace and defense technology, and smart medication dosing devices, among various other programs.
Moving into the third quarter of fiscal year 2024, while we continue to see favorable trend of contract manufacturing returning to North America, the strength of the Mexican peso and continued wage increases in Mexican wages, particularly along the US-Mexico border, have reduced the competitive advantage of Mexico-based manufacturing compared to US-based manufacturing. In response to this sustained trend, we are currently reducing our workforce in Mexico and will incur $1.0 million to $2.5 million of severance in the third quarter. We currently expect the payback period for these severance costs to be less than six months, and our US and Vietnam facilities to contribute a growing portion of our revenue in coming periods. Global logistics problems, the war in Europe, and China-US geopolitical tensions continue to drive OEMs to examine their traditional outsourcing strategies. We believe these customers increasingly realize they have become overly dependent on their China-based contract manufacturers not only for products, but also for design and logistics services. The decision to onshore or near shore production appears to be becoming more widely accepted as a smart long-term strategy. As a result, we see opportunities for continued growth. In addition, the headwinds from the global supply chain continue to present uncertainty and multiple business challenges, but do show some signs of gradually abating, particularly with respect to the recent price stabilization for some commodity components. At the same time, these price reductions are offset by increasing wages at our North American facilities. In the third quarter of fiscal 2024, the Company sees the Peso weakening to the US dollar which may translate into improving conditions moving forward.
We maintain a strong balance sheet with a current ratio of 2.6 and a debt-to-equity ratio of 0.91 as of December 30, 2023. Total cash provided by operating activities as defined on our cash flow statement was $9.1 million for the six months ended December 30, 2023. We maintain sufficient liquidity for our expected future operations and had $105.6 million in borrowings on our revolving credit facility with $14.4 million remained available and 3.9 million in borrowings on our line of credit facility with $2.0 million remained available as of December 30, 2023.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on historical results as well as future expectations. Actual results could vary from our estimates and assumptions.
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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended December 30, 2023 with the Three Months Ended December 31, 2022
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the three months ended December 30, 2023 as compared to the three months ended December 31, 2022. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	December 30, 2023	% of net sales	December 31, 2022	% of net sales	$ change	% point change
Net sales	$145,417	100.0%	$123,708	100.0%	$21,709	—%
Cost of sales	133,654	91.9%	114,788	92.8%	18,866	(0.9)%
Gross profit	11,763	8.1%	8,920	7.2%	2,843	0.9%
Research, development and engineering	1,758	1.2%	2,287	1.8%	(529)	(0.6)%
Selling, general and administrative	6,057	4.2%	5,735	4.6%	322	(0.4)%
Gain on insurance proceeds, net of losses	—	—%	(2,710)	(30.4)%	2,710	30.4%
Total operating expenses	7,815	5.4%	5,312	6.4%	2,503	(1.0)%
Operating income	3,948	2.7%	3,608	2.9%	340	(0.2)%
Interest expense, net	2,961	2.0%	2,507	2.0%	454	—%
Income before income taxes	987	0.7%	1,101	0.9%	(114)	(0.2)%
Income tax provision (benefit)	(97)	(0.1)%	134	0.1%	(231)	(0.2)%
Net income	$1,084	0.7%	$967	0.8%	$117	(0.1)%
Net Sales
Net sales of $145.4 million for the second quarter of fiscal year 2024 increased by 17.5 percent as compared to net sales of $123.7 million for the second quarter of fiscal year 2023.
The $21.7 million increase in net sales from the prior year period was primarily due to the successful ramp of new customer programs and increased component sales for a large customer. However, the Company’s revenue was constrained by tightening worldwide supply chain and transportation and logistics issues.
Gross Profit
Gross profit as a percentage of net sales for the three months ended December 30, 2023 was 8.1 percent compared to 7.2 percent for the three months ended December 31, 2022. Gross profits percentages was favorably impacted by a temporary holiday closure of our Juarez production facility, partially offset by increased costs associated to ramping up new programs, sales of obsolete inventory and increased labor costs.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We did not record any impairment for obsolete inventory during the three months ended December 30, 2023. Approximately $175,000 of an impairment for obsolete inventory was recorded during the three months ended December 31, 2022. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
There were no significant changes to operating expenses during the presented quarters. Total research, development, and engineering (RD&E) expenses were $1.8 million during the three months ended December 30, 2023 and $2.3 million during the three months ended December 31, 2022, respectively. Total RD&E expenses as a percent of net sales were 1.2 percent during the three months ended December 30, 2023 and 1.8 percent during the three months ended December 31, 2022.
Total selling, general and administrative (SG&A) expenses were $6.1 million during the three months ended December 30, 2023 compared to $5.7 million for the three months ended December 31, 2022. Total SG&A expenses as a percentage of net sales were 4.2 percent for the three months ended December 30, 2023 and 4.6 percent for the three months ended December 31, 2022.
Interest
Interest expense was $3.0 million during the three months ended December 30, 2023 and $2.5 million during the three months ended December 31, 2022. The increase in interest expense is primarily related to increased interest rates and an increase in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the three months ended December 30, 2023 was (9.8) percent compared to 12.2 percent for the three months ended December 31, 2022. The decrease was primarily due to federal research and development tax credits constituting a higher percentage of income before taxes and the impact of fluctuations in foreign exchange rates. For further information on taxes see Note 5 of the “Notes to Consolidated Financial Statements.”
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
Comparison of the Six Months Ended December 30, 2023 with the Six Months Ended December 31, 2022
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of income for the six months ended December 30, 2023 as compared to the six months ended December 31, 2022. It is provided to assist in assessing differences in our overall performance (in thousands):

	Six Months Ended
	December 30, 2023	% of net sales	December 31, 2022	% of net sales	$ change	% point change
Net sales	$293,180	100.0%	$260,971	100.0%	$32,209	—%
Cost of sales	270,555	92.3%	241,672	92.6%	28,883	(0.3)%
Gross profit	22,625	7.7%	19,299	7.4%	3,326	0.3%
Research, development and engineering	3,999	1.4%	4,583	1.8%	(584)	(0.4)%
Selling, general and administrative	11,841	4.0%	11,391	4.4%	450	(0.4)%
Gain on insurance proceeds, net of losses	(431)	(0.1)%	(3,644)	(1.4)%	3,213	1.3%
Total operating expenses	15,409	5.3%	12,330	4.8%	3,079	0.5%
Operating income	7,216	2.5%	6,969	2.7%	247	(0.2)%
Interest expense, net	5,972	2.0%	4,394	1.7%	1,578	0.3%
Income before income taxes	1,244	0.4%	2,575	1.0%	(1,331)	(0.6)%
Income tax provision	(175)	(0.1)%	456	0.2%	(631)	(0.3)%
Net income	$1,419	0.5%	$2,119	0.8%	$(700)	(0.3)%
Net Sales
Net sales of $293.2 million for the six months ended December 30, 2023 increased by 12.3 percent as compared to net sales of $261.0 million for the six months ended December 31, 2022.

The $32.2 million increase in net sales from the prior year period was primarily due to the successful ramp of new customer programs and increased component sales for a large customer. However, the Company’s revenue was constrained by tightening worldwide supply chain and transportation and logistics issues.
Gross Profit
Gross profit as a percentage of net sales for the six months ended December 30, 2023 was 7.7 percent compared to 7.4 percent for the six months ended December 31, 2022. This 0.3 percent increase was primarily a result of the temporary closure of our Juarez production facility, partially offset by increased costs associated to ramping up new programs, sales of obsolete inventory and increased labor costs.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded an impairment of approximately $2,000 and $355,000 for obsolete inventory during the six months ended December 30, 2023 and December 31, 2022, respectively. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $4.0 million during the six months ended December 30, 2023 and $4.6 million during the six months ended December 31, 2022, respectively. Total RD&E expenses as a percent of net sales were 1.4 percent during the six months ended December 30, 2023 and 1.8 percent during the six months ended December 31, 2022.
Total selling, general and administrative (SG&A) expenses were $11.8 million during the six months ended December 30, 2023 compared to $11.4 million for the six months ended December 31, 2022. Total SG&A expenses as a percentage of net sales were 4.0 percent for the six months ended December 30, 2023 and 4.4 percent for the six months ended December 30, 2023.
Interest
Interest expense was $6.0 million during the six months ended December 30, 2023 and $4.4 million during the six months ended December 31, 2022. The increase in interest expense is primarily related to increased interest rates and an increase in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the six months ended December 30, 2023 was (14.1) percent compared to 17.7 percent for the six months ended December 31, 2022. The decrease was primarily due to federal research and development tax credits constituting a higher percentage of income before taxes and the impact of fluctuations in foreign exchange rates. For further information on taxes see Note 5 of the “Notes to Consolidated Financial Statements.”
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
BACKLOG
On December 30, 2023, we had an order backlog of approximately $264.1 million. This compares with a backlog of approximately $404.0 million on December 31, 2022. The decrease in order backlog is related to some softening on demand for a number of our Mexico-based programs, partially offset by an increase in demand for our U.S. based facilities. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the six months ended December 30, 2023 was $9.1 million. Net cash used by operating activities was $10.0 million during the same period of the prior fiscal year.
The $9.1 million of net cash provided by operating activities for the six months ended December 30, 2023 is primarily related to $1.4 million in net income for the period adjusted for $5.5 million of depreciation and amortization, a $15.7 million decrease in accounts receivable, a $13.8 million decrease in inventory, a $7.7 million decrease in accrued compensation and vacation, a $0.4 million decrease in other assets, partially offset by a $24.5 million decrease in accounts payable, a $0.5 million decrease in other liabilities and a $2.2 million decrease in contract assets.
The $10.0 million of net cash used in operating activities for the six months ended December 31, 2022 is primarily related to $2.1 million in net income for the period adjusted for $4.7 million of depreciation and amortization, a $1.6 million decrease in accounts receivable, a $16.4 million increase in inventory, a $4.0 million decrease in accrued compensation and vacation, a $0.7 million decrease in other assets, partially offset by a $19.3 million increase in accounts payable, and a $6.4 million increase in contract assets.
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
Investing Cash Flow
Cash used in investing activities was $0.4 million during the six months ended December 30, 2023 as compared to $0.4 million during the six months ended December 31, 2022. Our primary investing activity during the six months ended December 30, 2023 and December 31, 2022, was purchasing equipment to support increased production levels for new programs.
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
Financing Cash Flow
Cash used in financing activities was $9.4 million during the six months ended December 30, 2023 as compared to $9.5 million provided by financing activities in the same period of the previous fiscal year. Our primary financing activities during the six months ended December 30, 2023 and six months ended December 31, 2022, were borrowings and repayments under our revolving line of credit facility and term loans.
As of December 30, 2023, approximately $14.4 million was available under the asset-based revolving credit facility and $2.0 million was available under asset-based line of credit facility.
Our cash requirements are affected by the level of current operations and new programs. We believe that projected cash from operations, funds available under the revolving credit facility and Banorte line of credit, and leasing capabilities will be sufficient to meet our working and fixed capital requirements for the foreseeable future. The Company further notes projected cash from operations from increased demand from certain customers will be partially offset by an anticipated slowdown in collections from other customers and increasing inventory levels in efforts to mitigate supply chain constraint risks.
As of December 30, 2023, we had approximately $2.9 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of December 30, 2023 would approximate $59,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in Note 5 of the “Notes to Consolidated Financial Statements.”
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
We manufacture product in facilities located in Mexico, China, Vietnam, and the United States. These operations may be subject to a number of risks, including:
•difficulties in staffing, turnover, and managing onshore and offshore operations;
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
Global economic and political events, including as a result of COVID-19, significant currency exchange fluctuations can occur causing unexpected losses. Future temporary closures of production facilities in Mexico could also cause significant changes in our ability to qualify for hedge accounting treatment of our forward contracts to hedge foreign currency fluctuations. However, given the unprecedented nature of the pandemic the FASB staff believes that an entity may apply the exception in paragraph 815-30-40-4 for rare cases caused by extenuating circumstances that are related to the nature of the forecasted transaction and are outside the control or influence of an entity to delays in the timing of the forecasted transactions if those delays are related to the effects of the COVID-19 pandemic and are considered probable to still occur. In addition, the FASB staff believes that it would be acceptable for an entity to determine that missed forecasts related to the effects of the COVID-19 pandemic need not be considered when determining whether it has exhibited a pattern of missing forecasts that would call into question its ability to accurately predict forecasted transactions and the propriety of using cash flow hedge accounting in the future for similar transactions.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility, line of credit facility and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with LIBOR rates. The interest rates applicable to our asset-based secured line of credit facility fluctuate with Itercambaria de Equilibrio Interest Rate. There was outstanding $105.6 million in borrowings under our asset-based senior secured revolving credit facility, $3.9 million outstanding in borrowing under our asset-based secured line of credit facility, and $6.7 million outstanding on our equipment financing facilities as of December 30, 2023,
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. From time to time, we use Mexican peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican peso denominated expenses. There was $3.37 million of foreign currency forward contracts outstanding as of December 30, 2023. The fair value of these contracts was $247,000. See note 9 - “Derivative Financial Instruments” to the Consolidated Financial Statements for additional information regarding our derivative instruments.
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
Based on our assessment, we believe that as of December 30, 2023, the Company’s disclosure controls and procedures are effective based on that criteria.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).
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

Item 5. Other Information
Insider Trading Arrangements

During the fiscal quarter ended December 30, 2023, none of the Company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as defined in Regulation S-K, Item 408.

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	February 8, 2024
President and Chief Executive Officer
(Principal Executive Officer)

/s/ BRETT R. LARSEN
Brett R. Larsen	Date:	February 8, 2024
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)