Form 10-Q
period 2024-03-30
KEY TRONIC CORP
filed 2024-05-14
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2024, 10,761,871 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” and “Key Tronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 30, 2024	July 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,255	$3,603
Trade receivables, net of allowance for doubtful accounts of $85 and $23	135,642	150,600
Contract assets	28,619	29,925
Inventories	115,115	137,911
Other	22,224	27,510
Total current assets	306,855	349,549
Property, plant and equipment, net	29,046	28,870
Operating lease right-of-use assets, net	16,790	16,202
Other assets:
Deferred income tax asset	14,577	12,254
Other	6,109	11,397
Total other assets	20,686	23,651
Total assets	$373,377	$418,272
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,198	$115,899
Accrued compensation and vacation	7,071	13,351
Current portion of debt, net	5,928	7,849
Other	14,206	14,867
Total current liabilities	109,403	151,966
Long-term liabilities:
Term loans	5,681	6,726
Revolving loan	116,512	114,805
Operating lease liabilities	11,351	10,317
Deferred income tax liability	19	274
Other long-term obligations	336	3,567
Total long-term liabilities	133,899	135,689
Total liabilities	243,302	287,655
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,762 and 10,762 shares, respectively	47,891	47,728
Retained earnings	82,184	82,986
Accumulated other comprehensive (loss)	—	(97)
Total shareholders’ equity	130,075	130,617
Total liabilities and shareholders’ equity	$373,377	$418,272
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net sales	$140,527	$164,553	$433,707	$425,524
Cost of sales	132,446	150,277	403,001	391,950
Gross profit	8,081	14,276	30,706	33,574
Research, development and engineering expenses	2,234	2,580	6,233	7,162
Selling, general and administrative expenses	6,422	6,961	18,263	18,353
Gain on insurance proceeds, net of losses	—	(396)	(431)	(4,040)
Total operating expenses	8,656	9,145	24,065	21,475
Operating income (loss)	(575)	5,131	6,641	12,099
Interest expense, net	2,800	2,688	8,772	7,081
Income (loss) before income taxes	(3,375)	2,443	(2,131)	5,018
Income tax provision (benefit)	(1,154)	467	(1,329)	924
Net income (loss)	$(2,221)	$1,976	$(802)	$4,094
Net income (loss) per share — Basic	$(0.21)	$0.18	$(0.07)	$0.38
Weighted average shares outstanding — Basic	10,762	10,762	10,762	10,762
Net income (loss) per share — Diluted	$(0.21)	$0.18	$(0.07)	$0.38
Weighted average shares outstanding — Diluted	10,762	10,865	10,762	10,892
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Comprehensive income (loss):
Net income (loss)	$(2,221)	$1,976	$(802)	$4,094
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	(191)	58	97	270
Comprehensive income (loss)	$(2,412)	$2,034	$(705)	$4,364
Other comprehensive income (loss) for the three months ended March 30, 2024 and April 1, 2023, is reflected net of tax expense (benefit) of approximately $(0.1) million and $0.0 million, respectively. Other comprehensive income (loss) for the nine months ended March 30, 2024 and April 1, 2023, is reflected net of tax expense (benefit) of approximately $0.0 million and $0.0 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Nine Months Ended
	March 30, 2024	April 1, 2023
Operating activities:
Net income (loss)	$(802)	$4,094
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	8,247	6,857
Amortization of interest rate swap	97	270
Amortization of deferred loan costs	221	85
Noncash lease expense	4,289	4,413
Inventory write-down to net realizable value	80	455
Provision for warranty	129	280
Provision for doubtful accounts	49	32
Gain on disposal of assets	(32)	(124)
Gain on insurance proceeds, net of losses	(431)	(4,040)
Share-based compensation expense	163	178
Deferred income taxes	(2,578)	(1,635)
Changes in operating assets and liabilities:
Trade receivables	14,909	(16,083)
Contract assets	1,306	(7,925)
Inventories	22,716	971
Other assets	(1,500)	2,567
Accounts payable	(33,701)	10,657
Accrued compensation and vacation	(6,281)	(1,190)
Other liabilities	(800)	(16,961)
Cash provided by (used in) operating activities	6,081	(17,099)
Investing activities:
Purchase of property and equipment	(3,398)	(4,867)
Proceeds from insurance	2,365	3,500
Cash used in investing activities	(1,033)	(1,367)
Financing activities:
Payment of financing costs	(706)	—
Proceeds from issuance of long term debt	1,161	—
Repayments of long term debt	(2,214)	(1,721)
Borrowings under revolving credit agreement	403,034	447,718
Repayments of revolving credit agreement	(400,840)	(426,126)
Principal payments on finance leases	(3,831)	(3,075)
Cash (used in) provided by financing activities	(3,396)	16,796
Net increase (decrease) in cash and cash equivalents	1,652	(1,670)
Cash and cash equivalents, beginning of period	3,603	1,707
Cash and cash equivalents, end of period	$5,255	$37
Supplemental cash flow information:
Interest payments	$8,841	$7,127
Income tax payments, net of refunds	$1,899	$817
Recognition of operating lease liabilities and right-of-use assets	$3,621	$5,152
Recognition of financing lease liabilities and right-of-use assets	$—	$4,404
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Total shareholders’ equity, beginning balances	$132,435	$127,311	$130,617	$124,878

Common stock (shares):
Beginning balances	10,762	10,762	10,762	10,762
Exercise of stock appreciation rights	—	—	—	—
Ending balances	10,762	10,762	10,762	10,762

Common stock:
Beginning balances	$47,839	$47,576	$47,728	$47,474
Share-based compensation	52	76	163	178
Exercise of stock appreciation rights	—	—	—	—
Ending balances	47,891	47,652	47,891	47,652

Retained Earnings:
Beginning balances	$84,405	$79,948	$82,986	$77,830
Net income (loss)	(2,221)	1,976	(802)	4,094
Ending balances	82,184	81,924	82,184	81,924

Accumulated other comprehensive income (loss):
Beginning balances	$191	$(213)	$(97)	$(425)
Unrealized gain (loss) on hedging instruments, net	(191)	58	97	270
Ending balances	—	(155)	—	(155)
Total shareholders’ equity, ending balances	$130,075	$129,421	$130,075	$129,421
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation
The consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023.
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three month and nine month periods ended March 30, 2024 and April 1, 2023, were both 13 week and 39 week periods, respectively. Fiscal year 2024 will end on June 29, 2024, which is a 52 week year. Fiscal year 2023 which ended on July 1, 2023, was also a 52 week year.
Management’s Assessment of Liquidity
Historically, due to the timing between the procurement of raw materials, production cycle and payment from our customers, we have financed operations and met our capital expenditure requirements primarily through cash flows provided by operations and borrowings under our credit facilities. We generated an operating loss and net loss of $(0.6) million and $(2.2) million, respectively, during the 3-month period ended March 30, 2024, and have positive working capital of $197.5 million as of March 30, 2024. Based on current projections, we anticipate generating cash from operations as revenue is expected to remain flat during the fourth quarter of fiscal year 2024 and decreasing working capital requirements as existing backlog is manufactured and shipped.
As of March 30, 2024, approximately $7.1 million was available under the asset-based revolving credit facility with Bank of America, an additional MXN22.0 million ($1.3 million USD) was available under the line of credit with Banorte Financial Group, and $5.3 million of cash was on hand. We are also in discussions with multiple financial institutions to either extend the borrowing capacity or maturity date on our asset-based revolving credit facility or to refinance the credit facility in whole. If we are unable to meet projected operating results or restructure or refinance our asset-based revolving credit facility, we may need to delay the purchase of raw materials or require our customers to fund inventory raw material costs ahead of production. Other options to increase our liquidity include factoring receivables or leveraging foreign owned assets for additional borrowing capacity. We believe that projected cash from operations, funds available under our asset-based revolving credit facility and additional financing options will be sufficient to meet our working and fixed capital requirements for at least the next 12 months.
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
Income Taxes
The tax expense for the quarter ended March 30, 2024, and the nine months ended March 30, 2024, has been computed based on actual year-to-date results, a departure from the estimated annual effective tax rate (ETR) method applied to the quarter ended April 1, 2023, and prior quarters in fiscal year 2024. We departed from the ETR method for determining interim income tax expense because the significant permanent book-to-tax differences in several jurisdictions, the impact of the tax holiday in Vietnam, and significant tax benefits related to federal research and development tax credits resulted in an inability to reliably estimate the annual effective tax rate applicable to projected full-year worldwide consolidated pretax income. In prior quarters, including the comparable quarter ended April 1, 2023, we had computed our interim income tax provision through the use of an ETR applied to year-to-date operating results and specific events that are discretely recognized as they occur. In determining the estimated annual ETR, we analyze various factors, including projections of our annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual ETR.
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
Recently Issued Accounting Standards
On December 14, 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires entities to disclose more detailed information relating to their reconciliation of statutory tax rate to effective tax rate, income taxes paid by jurisdiction, pretax income (or loss) from continuing operations, and income tax expense (or benefit). The ASU applies to the Company’s annual reporting period beginning in fiscal year 2026. The Company does not anticipate early adoption of the new disclosure standards.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires public entities to disclose information about their reportable segments' oversight and significant expenses on an interim and annual basis. The ASU is effective for the annual reporting period beginning in fiscal year 2025 and for interim periods beginning in fiscal year 2026. Early adoption is permitted. The Company is currently evaluating the guidance and its impact to the financial statements.
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50). This standard requires disclosure of the key terms of outstanding supplier finance programs and a roll forward of the related obligations. The new standard does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The ASU became effective for the Company July 2, 2023, except for the roll forward requirement, which becomes effective June 30, 2024. This ASU, except for the roll forward requirement, was adopted retrospectively as of July 2, 2023 and did not have a material impact on our consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08 amending Business Combination: (Topic 805), which was necessary due to 2014-09, Revenue from Contracts with Customers (Topic 606). The FASB issued this ASU to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (1) recognition of an acquired contract liability and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The Company adopted these amendments as of the effective date of July 2, 2023. These amendments are to be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company plans to apply the practical expedients as needed for any future acquisitions. The practical expedients cover contracts that were modified prior to acquisition date as well as determining which date an acquirer would have to determine the standalone selling price of each performance obligation in an acquired contract. This ASU did not have a material impact on our consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance is effective for the Company beginning in the first quarter of fiscal year 2024. The Company adopted this amendment as of the effective date of July 2, 2023. This ASU did not have a material impact on our consolidated financial statements.
3.Inventories
Inventories as of March 30, 2024 are $115.1 million compared to $137.9 million as of July 1, 2023. Substantially all of the Company’s inventory balances are raw materials.
4.Long-Term Debt
On August 14, 2020, the Company entered into a loan agreement with Bank of America (“Loan Agreement”). The Loan Agreement replaced the Company’s prior amended and restated credit agreement, as amended, with Wells Fargo Bank. The Loan Agreement provides for an asset-based senior secured revolving credit facility with an original availability of up to $93 million.
On September 3, 2021, the Company entered into an amendment to the Loan Agreement, which increased the availability under the credit facility to $120 million, subject to the Company’s borrowing base, and set the maturity date to September 3, 2026. On August 26, 2022, the Company entered into a third amendment to the Loan Agreement, which removed the cash flow leverage ratio covenant and increased the interest rate by 25 basis points. On May 7, 2024, the Company executed a fourth amendment to the Loan Agreement, effective as of March 29, 2024, which amendment modified debt covenant provisions to reduce the minimum requirement for the fixed charge coverage ratio from 1.25:1.00 to 1.00:1.00 as of March 30, 2024 and allow for the add back of severance expenses incurred during the quarter ended March 30, 2024. The minimum requirement for the fixed charge coverage ratio will increase as follows: 1.05:1.00 on July 27, 2024, 1.15:1.00 on October 26, 2024, 1.20:1.00 on January 25, 2025, and 1.25:1.00 on and after March 29, 2025. In addition, the amendment increased the interest rate by 100 basis points beginning on March 29, 2024 and moved forward the maturity date by one year to September 3, 2025.

As of March 30, 2024, the Company had an outstanding balance under the asset-based revolving credit facility of $112.9 million, $0.3 million in outstanding letters of credit and $7.1 million available for future borrowings.
As of July 1, 2023, the Company had an outstanding balance under the asset-based credit facility of $115.4 million, $0.3 million in outstanding letters of credit and $4.6 million available for future borrowings.
Generally, the interest rate applicable to loans under the Bank of America loan agreement will be, at the Company’s option: (i) the base rate which is the highest of (a) the Prime Rate for such day, (b) the Federal Funds Rate for such day plus 0.50%, and (c) Term SOFR for a one month interest period as of such day, plus 1.00% (provided that in no event shall the base rate be less than zero), plus the applicable interest margin for base rate loans; or (ii) SOFR rate for an applicable interest period, plus the applicable interest margin for SOFR rate loans. Depending on average daily excess borrowing availability over applicable periods under the Credit Facility, applicable interest margins on: (x) base rate loans will be 2.50%-3.00%; and (y) SOFR rate loans will be 3.50%-4.00%, resetting on a quarterly basis. If there is an event of default under the Loan Agreement, all loans and other obligations will bear interest at a rate of an additional 2.00% on the otherwise applicable interest rates. In addition to interest charges, the Company is required to pay a fee of 0.25% per annum on the unused portion of the Credit Facility, monthly in arrears.
As of March 30, 2024, the interest rate on the asset-based revolving credit facility with Bank of America was 8.44%.
On December 11, 2023, the Company entered into a loan agreement in Mexican peso with Banorte Financial Group. The agreement provides for a three-year secured line of credit up to MXN100 million, subject to the Company’s borrowing base, maturing on December 11, 2026. The credit facility bears interest at Itercambaria de Equilibrio Interest Rate plus 2.75%, and as of March 30, 2024, was 14.25%. As of March 30, 2024, the Company had an outstanding balance under the revolving credit facility of MXN78 million and MXN22 million available for future borrowings.
On September 19, 2023, the Company entered into a $1.1 million equipment financing agreement with Ameris Bank dba Balboa Capital ("Balboa Capital"). Combining with other equipment financing agreements entered in the third quarter of fiscal year 2023, a total of $5.5 million relates to the Company’s existing manufacturing equipment that bears an interest rate range of 6% - 8% and matures in the first quarter of fiscal 2030. Under these loan agreements, equal monthly payments of $94,000 commenced in the third quarter of fiscal year 2024 and will continue through the maturity of the equipment financing facility in the first quarter of fiscal 2030. The Company had an outstanding balance $4.7 million as of March 30, 2024.
On November 24, 2020, the Company entered into a $6.0 million equipment financing facility related to the Company’s existing manufacturing equipment that bears interest at 5.52% and matures on April 24, 2026. Under this loan agreement, equal monthly payments of $100,000 commenced on May 24, 2021 and will continue through the maturity of the equipment financing facility on April 24, 2026. As of March 30, 2024, the Company had an outstanding balance of $2.5 million. As of July 1, 2023, the Company had an outstanding balance of $3.4 million.
On August 14, 2020, the Company entered into a $5.0 million equipment financing facility with Bank of America relating to the Company’s existing U.S. manufacturing equipment that bears interest at 4.85% and matures on August 14, 2025. Under this loan agreement, equal monthly payments of approximately $94,000 commenced on September 14, 2020 and will continue through the maturity of the equipment financing facility on August 14, 2025. As of March 30, 2024, the Company had an outstanding balance of $1.5 million. As of July 1, 2023, the Company had an outstanding balance of $2.3 million.
Debt maturities as of March 30, 2024 for the next five years and thereafter are as follows (in thousands):

Fiscal Years Ending	Amount
2024 (1)	$763
2025	3,123
2026	114,945
2027	5,680
2028	1,032
2029 - Thereafter	816
Total debt	$126,359
Unamortized debt issuance costs	(1,071)
Long-term debt, net of debt issuance costs	$125,288
    (1) Represents scheduled payments for the remaining three-month period ending June 29, 2024.
The Company must comply with certain financial covenants, including a fixed charge coverage ratio. As of March 30, 2024, the Company was in compliance with all financial covenants except for the fixed charge coverage ratio under the Loan Agreement. As noted above, the Company executed a fourth amendment to the Loan Agreement on May 7, 2024, effective as of March 29, 2024, to reduce the minimum requirement for the fixed charge coverage ratio from 1.25:1.00 to 1.00:1.00 as of March 30, 2024, effectively waiving the Company’s default of the fixed charge coverage ratio for the quarter ended March 30, 2024.
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
The Company has available approximately $9.8 million of gross federal research and development tax credits as of March 30, 2024. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of March 30, 2024, the Company has recorded $3.1 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $6.7 million.
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

	Three Months Ended
	(in thousands, except share and per share information)
	March 30, 2024	April 1, 2023
Net income (loss)	$(2,221)	$1,976
Weighted average shares outstanding—basic	10,762	10,762
Effect of dilutive common stock awards	—	103
Weighted average shares outstanding—diluted	10,762	10,865
Net income (loss) per share—basic	$(0.21)	$0.18
Net income (loss) per share—diluted	$(0.21)	$0.18
Antidilutive SARs not included in diluted earnings per share	525	376

	Nine Months Ended
	(in thousands, except per share information)
	March 30, 2024	April 1, 2023
Net income	$(802)	$4,094
Weighted average shares outstanding—basic	10,762	10,762
Effect of dilutive common stock awards	—	130
Weighted average shares outstanding—diluted	10,762	10,892
Net income per share—basic	$(0.07)	$0.38
Net income per share—diluted	$(0.07)	$0.38
Antidilutive SARs not included in diluted earnings per share	652	516
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

Total share-based compensation expense recognized during the three months ended March 30, 2024 and April 1, 2023 was approximately $52,000 and $76,000, respectively. Total share-based compensation expense recognized during the nine months ended March 30, 2024 and April 1, 2023 was approximately $164,000 and $178,000, respectively.
As of March 30, 2024, total unrecognized compensation expense related to unvested share-based compensation arrangements was approximately $0.2 million. This expense is expected to be recognized over a weighted average period of 1.08 years. No SARs were exercised during the three or nine months ended March 30, 2024 or April 1, 2023.

8.Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.

On May 6, 2024, we detected unauthorized third party access to portions of our information technology (“IT”) systems. Upon detection of this outside threat, we activated our cyber incident procedure to investigate, contain, and remediate the incident, including beginning an investigation with external cybersecurity experts and notifying law enforcement. The incident has caused disruptions, and limitation of access, to portions of the Company’s business applications supporting aspects of the Company’s operations and corporate functions, including financial and operating reporting systems. As the investigation of the incident is ongoing, the full scope, nature and impact of the incident are not yet known, but based on the information reviewed to date, we believe the unauthorized activity has been contained and is working diligently to bring the impacted portions of out IT systems back online. While we do not believe the incident is reasonably likely to have a material impact on our financial condition or results of operations, we continue to investigate the incident.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $96,000 as of March 30, 2024 and $29,000 as of July 1, 2023.
Gain from Insurance Recoveries, Net of Losses
Gain from insurance recoveries, net of losses, relate to losses incurred from storm damage to the Company’s Arkansas facility on July 29, 2022, as the result of a lightning strike. During the nine months ended March 30, 2024, the Company recorded a gain from insurance recoveries, net of losses, of $0.4 million. The Company did not record a gain during the three months ended March 30, 2024.
9.Derivative Financial Instruments
As of March 30, 2024, the Company did not have any outstanding foreign currency forward contracts. For the three months ended March 30, 2024, the Company did not enter into foreign currency forward contracts and settled $3.4 million of contracts. During the same period of the previous year, the Company did not enter or settle any foreign currency forward contracts.
For the nine months ended March 30, 2024, the Company entered into $6.5 million of foreign currency forward contracts and settled $6.5 million of contracts. During the same period of the previous year, the Company did not enter into or settle any foreign currency forward contracts.
On November 6, 2019, the Company entered into an interest rate swap contract with an effective date of November 6, 2019 and a termination date of September 30, 2022, related to the borrowings outstanding under the term loan with Wells Fargo Bank. This interest rate swap contract was terminated on August 14, 2020 when the Company entered into the Loan Agreement with Bank of America. On the date of termination this interest rate swap was in a liability position of $148,400, which has been amortized to interest expense over the original term of the swap.
On November 6, 2019, the Company entered into an interest rate swap contract with an effective date of November 6, 2019 and a termination date of November 1, 2023, related to the borrowings outstanding under the line of credit with Wells Fargo Bank. This interest rate swap contract was terminated on August 14, 2020 when the Company entered into the Loan Agreement with Bank of America. On the date of termination this interest rate swap was in a liability position of $776,500, which has been amortized to interest expense over the original term of the swap.

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Operations for the three months ended March 30, 2024 and April 1, 2023, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of December 31, 2023	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 30, 2024
Forward contracts	Cost of sales	$191	$(191)	$—	$—
Interest rate swap	Interest expense	—	—	—	—
Total		$191	$(191)	$—	$—

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of January 1, 2023	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of April 1, 2023
Forward contracts	Cost of sales	$—	$—	$—	$—
Interest rate swap	Interest expense	(213)	—	58	(155)
Total		$(213)	$—	$58	$(155)

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Operations for the nine months ended March 30, 2024 and April 1, 2023, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 1, 2023	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 30, 2024
Forward contracts	Cost of sales	$—	$72	$(72)	$—
Interest rate swap	Interest expense	(97)	—	97	—
Total		$(97)	$72	$25	$—

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 2, 2022	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of April 1, 2023
Forward contracts	Cost of sales	$(79)	$—	$79	$—
Interest rate swap	Interest expense	(346)	—	191	(155)
Total		$(425)	$—	$270	$(155)
As of March 30, 2024, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our line of credit and foreign currency risk resulting from our China operations. The Company does not currently manage these risk exposures by using derivative instruments.

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
During the first nine months of fiscal year 2024, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional. The following table summarizes the activity in the Company’s contract assets during the nine months ended March 30, 2024 (in thousands):

Contract Assets
Beginning balance, July 1, 2023	$29,925
Revenue recognized	372,652
Amounts collected or invoiced	(373,958)
Ending balance, March 30, 2024	$28,619

Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three and nine months ended March 30, 2024 and April 1, 2023 (in thousands):

	Revenue
Recognition	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Over-Time	$118,467	$160,628	$372,652	$414,835
Point-in-Time	22,060	3,925	61,055	10,689
Total	$140,527	$164,553	$433,707	$425,524
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
For operating leases, management assumed a discount rate of 4.25%. The weighted average discount rate is disclosed in the tables below.

The components of lease cost for the three months and nine months ended March 30, 2024 and were (in thousands):

		Three Months Ended		Nine Months Ended
		March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Lease cost	Classification
Operating lease cost	Cost of sales	$1,199	$962	$3,548	$3,402
Operating lease cost	Selling, general and administrative expenses	$184	$187	$551	$554

Financing lease cost	Cost of sales	$1,129	$1,062	$3,594	$2,922
Financing lease cost	Selling, general and administrative expenses	$51	$40	$155	$117

Total lease cost		$2,563	$2,251	$7,848	$6,995

Fixed lease cost		$1,331	$1,956	$4,657	$6,156
Short-term lease cost		$1,232	$295	$3,191	$839
Total lease cost		$2,563	$2,251	$7,848	$6,995

Amounts reported in the Consolidated Balance Sheet as of March 30, 2024 were (in thousands, except weighted average lease term and discount rate):

	March 30, 2024	July 1, 2023
Operating Leases:
Operating lease right of use assets	$16,790	$16,202
Operating lease liabilities (1)	$16,790	$16,202

Weighted-average remaining lease term (in years)
Operating leases	4.25	4.55

Weighted-average discount rate
Operating leases	4.25%	4.00%

Financing Leases (2):
Financing lease right of use assets	$4,610	$9,718
Financing lease liabilities	$3,170	$8,278

Weighted-average remaining lease term (in years)
Financing leases	1.23	1.89

Weighted-average discount rate
Financing leases	10.88%	9.96%

(1) The current portion of the total operating lease liabilities of $5.4 million is classified under Other Current Liabilities, resulting in $11.4 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
(2) The total finance lease right of use assets of $4.6 million is classified under Other Long-term Assets. The current portion of the total finance lease liabilities of $2.8 million is classified under Current portion of debt, net, resulting in $0.3 million classified in Other Long-term Liabilities section of the condensed consolidated balance sheet.

Future lease payments under non-cancellable leases as of March 30, 2024 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2024 (1)	$1,529	$1,112
2025	$5,104	$1,909
2026	$4,147	$501
2027	$3,238	$—
2028	$2,281	$—
Thereafter	$1,873	$—
Total undiscounted lease payments	$18,172	$3,522
Less: present value discount	$(1,382)	$(352)
Total lease liabilities	$16,790	$3,170
(1) Represents estimated lease payments for the remaining three-month period ending June 29, 2024.

12. Subsequent Events
On May 6, 2024, we detected unauthorized third party access to portions of our information technology (“IT”) systems. Upon detection of this outside threat, we activated our cyber incident procedure to investigate, contain, and remediate the incident, including beginning an investigation with external cybersecurity experts and notifying law enforcement. The incident has caused disruptions, and limitation of access, to portions of the Company’s business applications supporting aspects of the Company’s operations and corporate functions, including financial and operating reporting systems. As the investigation of the incident is ongoing, the full scope, nature and impact of the incident are not yet known, but based on the information reviewed to date, we believe the unauthorized activity has been contained and are working diligently to bring the impacted portions of our IT systems back online. While we do not believe the incident is reasonably likely to have a material impact on the Company, including our financial condition or results of operations, we continue to investigate the incident.
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
Executive Summary
For the third quarter of fiscal year 2024, the Company reported total revenue of $140.5 million, down 14.6 percent from $164.6 million in the same period of fiscal year 2023. The decrease in revenue for the third quarter of fiscal year 2024 is partially a result of Key Tronic’s facilities in Mississippi and Arkansas being offline for approximately two weeks due to severe winter weather events. We estimate that this shutdown approximated $5 million in lost net sales. Additionally, the results are also partially due to softer demand from Mexico-based programs as previously reported throughout fiscal year 2024. The Company expects sales to Mexico-based production customers to recover in future quarters due to recently won programs, and total revenue for the nine-months ending March 30, 2024 was $433.7 million, up 1.9% from $425.5 million in the same period of fiscal year 2023. This increase is due to the successful ramp of new customer programs, increased production at the Company’s U.S.-based and Vietnam-based facilities, and the sale of approximately $8.1 million of inventory from a discontinued program, and is constrained by the factors described for the third quarter decrease.
As new customer programs ramp, the concentration of our top three customers’ net sales decreased to 28.5 percent of total sales in the third quarter of fiscal year 2024 from 34.0 percent in the same period of the prior fiscal year. We expect that concentration to our top three customers will decrease during the fiscal year.
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
Gross profit as a percent of net sales was 5.8 percent for the third quarter of fiscal year 2024 as compared to 8.7 percent for the same quarter of the prior fiscal year. Operating income/(loss) as a percentage of net sales similarly decreased over the same period from 3.1 percent to (0.4) percent. During the third quarter of fiscal year 2024, our results were adversely impacted by incurred severance costs of approximately $3.7 million, the severe winter weather events at the Mississippi and Arkansas facilities, and continued impacts of the strengthening of the Mexican Peso.
The net loss for the third quarter of fiscal year 2024 was $2.2 million or $0.21 per diluted share, as compared to net income of $2.0 million or $0.18 per diluted share for the third quarter of fiscal year 2023. The year-over-year decrease in earnings was a result of the factors discussed above, primarily the severance expenses associated with the workforce reduction in Mexico.
During the third quarter of fiscal year 2024, we won new programs involving energy management, consumer audio equipment, medical devices, and communication equipment, among various other programs.
Moving into the fourth quarter of fiscal year 2024, while we continue to see a favorable trend of contract manufacturing returning to North America, the strength of the Mexican peso and continued increases in Mexican wages, particularly along the US-Mexico border, have reduced the competitive advantage of Mexico-based manufacturing compared to U.S.-based manufacturing. In response to this sustained trend, the Company is restructuring its Juarez facility to focus on higher volume manufacturing, while lower volume products with higher service level requirements will migrate to our other sites, and the Company will begin to realize payroll expense reductions as a result of the severance charges incurred in the third quarter. Additionally, global logistics problems, the war in Europe, and China-U.S. geopolitical tensions continue to drive OEMs to examine their traditional outsourcing strategies. We believe these customers increasingly realize they have become overly dependent on their China-based contract manufacturers not only for products, but also for design and logistics services. The decision to onshore or near shore production appears to be becoming more widely accepted as a smart long-term strategy. As a result, we see opportunities for continued growth. In addition, the headwinds from the global supply chain continue to present uncertainty and multiple business challenges but do show some signs of gradually abating, particularly with respect to the recent price stabilization for some commodity components. At the same time, these price reductions are offset by increasing wages at our North American facilities. In the fourth quarter of fiscal year 2024, the Company sees the Mexico Peso weakening relative to the U.S. dollar which may translate into improving conditions moving forward.
We maintain a strong balance sheet with a current ratio of 2.8 and a debt-to-equity ratio of 0.98 as of March 30, 2024. Total cash provided by operating activities as defined on our cash flow statement was $6.1 million for the nine months ended March 30, 2024. We believe we maintain sufficient liquidity for our expected future operations and had $112.9 million in borrowings under our asset-based revolving credit facility with $7.1 million remaining available and MXN78.0 million in borrowings under our line of credit facility with MXN22.0 million ($1.3 million USD) remaining available as of March 30, 2024.

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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 30, 2024 with the Three Months Ended April 1, 2023
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the three months ended March 30, 2024 as compared to the three months ended April 1, 2023. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	March 30, 2024	% of net sales	April 1, 2023	% of net sales	$ change	% point change
Net sales	$140,527	100.0%	$164,553	100.0%	$(24,026)	—%
Cost of sales	132,446	94.2%	150,277	91.3%	(17,831)	2.9%
Gross profit	8,081	5.8%	14,276	8.7%	(6,195)	(2.9)%
Research, development and engineering	2,234	1.6%	2,580	1.6%	(346)	—%
Selling, general and administrative	6,422	4.6%	6,961	4.2%	(539)	0.4%
Gain on insurance proceeds, net of losses	—	—%	(396)	(0.2)%	396	0.2%
Total operating expenses	8,656	6.2%	9,145	5.6%	(489)	0.6%
Operating income	(575)	(0.4)%	5,131	3.1%	(5,706)	(3.5)%
Interest expense, net	2,800	2.0%	2,688	1.6%	112	0.4%
Income before income taxes	(3,375)	(2.4)%	2,443	1.5%	(5,818)	(3.9)%
Income tax provision (benefit)	(1,154)	(0.8)%	467	0.3%	(1,621)	(1.1)%
Net (loss) income	$(2,221)	(1.6)%	$1,976	1.2%	$(4,197)	(2.8)%
Net Sales
Net sales of $140.5 million for the third quarter of fiscal year 2024 decreased by 14.6 percent as compared to net sales of $164.6 million for the third quarter of fiscal year 2023.
The $24.0 million decrease in net sales from the prior year period was partially due to constraints from the unanticipated lost production capacity for approximately two weeks at the Company’s Mississippi and Arkansas facilities due to severe winter weather events. We estimate that this shutdown approximated $5 million of lost net sales. Additionally, the results are due to the softening of demand from Mexico based programs which caused decreases in backlog early in fiscal year 2024.
Gross Profit
Gross profit as a percentage of net sales for the three months ended March 30, 2024 was 5.8 percent compared to 8.7 percent for the three months ended April 1, 2023. These results were adversely impacted by incurred severance costs of approximately $3.7 million, the severe winter weather events at the Mississippi and Arkansas facilities, and continued impacts of the strengthening Mexican Peso.
The level of gross margin is additionally impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded an impairment of approximately $78,000 and $100,000 for obsolete inventory during the three months ended March 30, 2024 and April 1, 2023, respectively. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
There were no significant changes to operating expenses during the presented quarters. Total research, development, and engineering (RD&E) expenses were $2.2 million during the three months ended March 30, 2024 and $2.6 million during the three months ended April 1, 2023, respectively. Total RD&E expenses as a percent of net sales were 1.6 percent during the three months ended March 30, 2024 and 1.6 percent during the three months ended April 1, 2023.
Total selling, general and administrative (SG&A) expenses were $6.4 million during the three months ended March 30, 2024 compared to $7.0 million for the three months ended April 1, 2023. Total SG&A expenses as a percentage of net sales were 4.6 percent for the three months ended March 30, 2024 and 4.2 percent for the three months ended April 1, 2023.
Interest
There were no significant changes to interest expenses in the presented quarters. Interest expense was $2.8 million during the three months ended March 30, 2024 and $2.7 million during the three months ended April 1, 2023.
Income Taxes
The effective tax rate for the three months ended March 30, 2024 was 34.2 percent compared to 19.1 percent for the three months ended April 1, 2023. The increase was primarily due to federal research and development tax credits and permanent book-to-tax differences relative to the respective pretax income (or loss) amounts of each period.

The company has departed from the annual effective tax rate method for determining interim income tax expense. The existence of significant permanent book-to-tax differences in several jurisdictions, the impact of the tax holiday in Vietnam, and significant tax benefits related to federal research and development tax credits resulted in an inability to reliably estimate the annual effective tax rate applicable to projected full-year worldwide consolidated pre-tax income. Accordingly, the company determined income tax expense for the quarter ended March 30, 2024, and the nine months ended March 30, 2024, based on actual year-to-date results. For further information on taxes see Note 5 - “Income Taxes” of the Notes to Consolidated Financial Statements.
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
Comparison of the Nine Months Ended March 30, 2024 with the Nine Months Ended April 1, 2023
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the nine months ended March 30, 2024 as compared to the nine months ended April 1, 2023. It is provided to assist in assessing differences in our overall performance (in thousands):

	Nine Months Ended
	March 30, 2024	% of net sales	April 1, 2023	% of net sales	$ change	% point change
Net sales	$433,707	100.0%	$425,524	100.0%	$8,183	—%
Cost of sales	403,001	92.9%	391,950	92.1%	11,051	0.8%
Gross profit	30,706	7.1%	33,574	7.9%	(2,868)	(0.8)%
Research, development and engineering	6,233	1.4%	7,162	1.7%	(929)	(0.3)%
Selling, general and administrative	18,263	4.2%	18,353	4.3%	(90)	(0.1)%
Gain on insurance proceeds, net of losses	(431)	(0.1)%	(4,040)	(0.9)%	3,609	0.8%
Total operating expenses	24,065	5.5%	21,475	5.1%	2,590	0.4%
Operating income	6,641	1.5%	12,099	2.8%	(5,458)	(1.3)%
Interest expense, net	8,772	2.0%	7,081	1.7%	1,691	0.3%
Income (loss) before income taxes	(2,131)	(0.5)%	5,018	1.2%	(7,149)	(1.7)%
Income tax provision	(1,329)	(0.3)%	924	0.2%	(2,253)	(0.5)%
Net (loss) income	$(802)	(0.2)%	$4,094	1.0%	$(4,896)	(1.2)%

Net Sales
Net sales of $433.7 million for the nine months ended March 30, 2024 increased by 1.9 percent as compared to net sales of $425.5 million for the nine months ended April 1, 2023.
The $8.2 million increase in net sales from the prior year period was primarily due to the successful ramp of new customer programs, increased production at the Company’s U.S.-based and Vietnam-based facilities, and the sale of approximately $8.1 million of inventory from a discontinued program. However, the Company’s revenue was constrained by unanticipated lost production capacity for approximately two weeks at the Company’s Mississippi and Arkansas facilities due to severe winter weather events.
Gross Profit
Gross profit as a percentage of net sales for the nine months ended March 30, 2024 was 7.1 percent compared to 7.9 percent for the nine months ended April 1, 2023. This 0.8 percent decrease was primarily a result of the severance charges recorded during the third quarter partially offset by gains related to the temporary closure of our Juarez production facility in the second quarter.
The level of gross margin is impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded an impairment of approximately $80,000 and $455,000 for obsolete inventory during the nine months ended March 30, 2024 and April 1, 2023, respectively. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.
Operating Expenses
Total research, development, and engineering (RD&E) expenses were $6.2 million during the nine months ended March 30, 2024 and $7.2 million during the nine months ended April 1, 2023, respectively. The decrease relates to salary expense during the year. Total RD&E expenses as a percent of net sales were 1.4 percent during the nine months ended March 30, 2024 and 1.7 percent during the nine months ended April 1, 2023.
Total selling, general and administrative (SG&A) expenses were $18.3 million during the nine months ended March 30, 2024 compared to $18.4 million for the nine months ended April 1, 2023. Total SG&A expenses as a percentage of net sales were 4.2 percent for the nine months ended March 30, 2024 and 4.3 percent for the nine months ended April 1, 2023.
Interest
Interest expense was $8.8 million during the nine months ended March 30, 2024 and $7.1 million during the nine months ended April 1, 2023. The increase in interest expense is primarily related to increased interest rates and an increase in the average balance outstanding on our line of credit.
Income Taxes
The effective tax rate for the nine months ended March 30, 2024 was 62.4 percent compared to 18.4 percent for the nine months ended April 1, 2023. The increase was primarily due to federal research and development tax credits and permanent book-to-tax differences relative to the respective pretax income (or loss) amounts of each period.

The company has departed from the annual effective tax rate method for determining interim income tax expense. The existence of significant permanent book-to-tax differences in several jurisdictions, the impact of the tax holiday in Vietnam, and significant tax benefits related to federal research and development tax credits resulted in an inability to reliably estimate the annual effective tax rate applicable to projected full-year worldwide consolidated pre-tax income. Accordingly, the company determined income tax expense for the quarter ended March 30, 2024, and the nine months ended March 30, 2024, based on actual year-to-date results. For further information on taxes see Note 5 - “Income Taxes” of the Notes to Consolidated Financial Statements.
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
BACKLOG

On March 30, 2024, we had an order backlog of approximately $275.8 million. This compares with a backlog of approximately $380.6 million on April 1, 2023. The decrease in order backlog is related to some softening on demand for a number of our Mexico-based programs, partially offset by an increase in demand for our U.S. based facilities. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the nine months ended March 30, 2024 was $6.1 million. Net cash used in operating activities was $17.1 million for the nine months ended April 1, 2023.
The $6.1 million of net cash provided by operating activities for the nine months ended March 30, 2024 is primarily related to $0.8 million in net loss for the period adjusted for $8.2 million of depreciation and amortization, a $14.9 million decrease in accounts receivable, a $22.7 million decrease in inventory, a $1.3 million decrease in contract assets partially offset by a $1.5 million increase in other assets, a $6.3 million decrease in accrued compensation and vacation, a $33.7 million decrease in accounts payable, and a $0.8 million decrease in other liabilities.
The $17.1 million of net cash used in operating activities for the nine months ended April 1, 2023 is primarily related to $4.1 million in net income for the period adjusted for $6.9 million of depreciation and amortization, a $10.7 million increase in accounts payable, a $1.0 million decrease in inventory, a $2.6 million decrease in other assets, partially offset by a 17.0 million decrease in other liabilities, a $1.2 million decrease in accrued compensation and vacation, a $16.1 million increase in accounts receivable, and a $7.9 million increase in contract assets.
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
Investing Cash Flow
Cash used in investing activities was $1.0 million during the nine months ended March 30, 2024 as compared to $1.4 million during the nine months ended April 1, 2023. Our primary investing activity during the nine months ended March 30, 2024 and April 1, 2023, was purchasing equipment to support increased production levels for new programs.
Leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Total capital expenditures are expected to be $5 million during the fiscal year, a significant portion of which may be funded through finance leases. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loans.

Financing Cash Flow
Cash used in financing activities was $3.4 million during the nine months ended March 30, 2024 as compared to $16.8 million provided by financing activities in the same period of the previous fiscal year. Our primary financing activities during the nine months ended March 30, 2024 and nine months ended April 1, 2023, were borrowings and repayments under our asset-based revolving line of credit facility with Bank of America (the “Loan Agreement”) and term loans.
As of March 30, 2024, the Company was not in compliance with the fixed charge coverage ratio under the Loan Agreement. As a result the Company executed a fourth amendment to the Loan Agreement on May 7, 2024, effective as of March 29, 2024, to reduce the minimum requirement for the fixed charge coverage ratio from 1.25:1.00 to 1.00:1.00 as of March 30, 2024, and allow for the add back of severance expenses incurred during the quarter ended March 30, 2024, effectively waiving the Company’s default of the fixed charge coverage ratio for the quarter ended March 30, 2024. The minimum requirement for the fixed charge coverage ratio will increase as follows: 1.05:1.00 on July 27, 2024, 1.15:1.00 on October 26, 2024, 1.20:1.00 on January 25, 2025, and 1.25:1.00 on and after March 29, 2025. In addition, the amendment increased the interest rate by 100 basis points beginning on March 29, 2024, and moved forward the maturity date by one year to September 3, 2025. As of March 30, 2024, approximately $7.1 million was available under the asset-based revolving credit facility and MXN22.0 million was available under our line of credit facility in Mexico. See Note 4 - “Long-Term Debt” of the Notes to Consolidated Financial Statements for additional information.
Our cash requirements are affected by the level of current operations and new programs. We are in discussions with multiple financial institutions to either extend the borrowing capacity or maturity date on our Loan Agreement or to refinance the Loan Agreement in whole. If we are unable to meet projected operating results or restructure or refinance our Loan Agreement, we may need to delay the purchase of raw materials or require our customers to fund inventory raw material costs ahead of production. The Company further notes projected cash from operations from increased demand from certain customers will be partially offset by an anticipated slowdown in collections from other customers and increasing inventory levels in efforts to mitigate supply chain constraint risks. Other options to increase our liquidity include factoring receivables or leveraging foreign owned assets for additional borrowing capacity. We believe that projected cash from operations, funds available under the Loan Agreement and Banorte line of credit, and leasing capabilities will be sufficient to meet our working and fixed capital requirements for at least the next 12 months.
As of March 30, 2024, we had approximately $3.8 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of March 30, 2024 would approximate $35,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in Note 5 of the “Notes to Consolidated Financial Statements.”
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended July 1, 2023. There have been no material changes in contractual obligations outside the ordinary course of business since July 1, 2023 except for the outstanding balance of the asset-based credit facility has moved from fiscal year 2027 to fiscal year 2026, which was $112.9 million as of March 30, 2024. See Note 4 - “Long-Term Debt” of the Notes to Consolidated Financial Statements for additional information.

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
•our locations are subject to physical and operational risks from natural disasters, severe weather events, and climate change; and
•our locations may also be impacted by future temporary closures and labor constraints as a result of local mandates for medical, climate, and unforeseen emergencies .
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
Adverse macroeconomic conditions that were a result of COVID-19 have and may continue to affect our business. The conditions affect the Company’s ability to predict and plan for future supply chain disruptions, fluctuations in customer demand and costs, and the ability to operate as there is uncertainty over future temporary closures. Inflation has also risen globally to historically high levels. As the inflation rate continues to increase, the costs of labor and other expenses have and may continue to increase. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability. Inflation may further exacerbate other risk factors discussed in this Quarterly Report on Form 10-Q, including disruptions to international operations.
The majority of our sales come from a small number of customers, and a decline in sales to, or an inability to enforce contracts with, any of these customers could adversely affect our business.
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
The loss of one or more of our principal customers, or the reduction, delay or cancellation of orders from such customers, due to economic conditions or other forces, could materially and adversely affect our business, operating results and financial condition. The contraction in demand from certain industries could impact our customer orders and have a negative impact on our operations over the foreseeable future.
We rely on timely and regular payments from our customers, and the inability or failure of our principal customers to meet their obligations to us or their bankruptcy, insolvency or liquidation may adversely affect our business, financial condition and results of operations. Financial difficulties experienced by one or more of our customers, could negatively affect our business by decreasing demand from such customers and through the potential inability of these companies to make full payment on amounts owed to us. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy laws. There can be no assurance that customers will not declare bankruptcy or suffer financial distress, in which case our future revenues, net income and cash flow could be reduced.
In addition, we structure our agreements with customers to mitigate our risks related to obsolete, aged, or unsold inventory. However, enforcement of these contracts may result in material expense and delay in payment for inventory. If any of our significant customers become unable or unwilling to purchase such inventory, our business may be materially harmed.
We depend on a limited number of suppliers for certain components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and result in a significant change in our results of operations.
We are dependent on many suppliers, including sole source suppliers, to provide key components and raw materials used in manufacturing customers’ products. We have seen supply shortages in certain electronic components. In addition, our suppliers' facilities may also experience earthquakes, tsunamis and other natural disasters which may cause a shortage of components. This can result in longer lead times and the inability to meet our customers’ requests for flexible production and extended shipment dates. If demand for components outpaces supply, capacity delays could affect future operations. Delays in deliveries from suppliers or the inability to obtain sufficient quantities of components and raw materials have and may continue to cause delays or reductions in shipment of products to our customers which could adversely affect our operating results and damage customer relationships.

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
We have manufacturing operations located in Mexico and China. A significant portion of our operations are denominated in the Mexican Peso and the Chinese currency, the renminbi ("RMB"). Currency exchange rates fluctuate daily as a result of a number of factors, including changes in a country's political and economic policies. Volatility in the currencies of our entities and the United States dollar, as well as inflationary costs, could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the cash, receivables, payables and expenses of our operating entities. As part of our hedging strategy, we currently use Mexican Peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican Peso denominated expenses. We currently do not hedge expenses denominated in RMB and have occasionally also been unable to hedge expenses denominated in Mexican Peso. Unexpected losses have occurred from increases in the value of these currencies relative to the United States dollar and further unexpected losses could occur, which could be material to our business, financial results or operations..
Global economic and political events, including as a result of COVID-19, significant currency exchange fluctuations can occur causing unexpected losses. Future temporary closures of production facilities in Mexico could also cause significant changes in our ability to qualify for hedge accounting treatment of our forward contracts to hedge foreign currency fluctuations.
Our success will continue to depend to a significant extent on our key personnel and our ability to execute our management succession plans.
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

In addition, we must successfully manage transition issues that may result from the departure or retirement of members of our leadership team. For example, our Chief Executive Officer will retire at the end of fiscal year 2024 and will be succeeded by our current Chief Financial Officer. Any significant leadership change or senior management transition involves inherent risks and any failure to ensure a smooth transition could hinder our strategic planning, business execution, and future performance. We cannot provide assurances that any current or future changes of management personnel will not cause disruption to operations or customer relationships or a decline in our operating results
Start-up costs and inefficiencies related to new or transferred programs can adversely affect our operating results and such costs may not be recoverable if such new programs or transferred programs are canceled or don’t meet expected sales volumes.
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
When our business is experiencing growth, such growth can place considerable additional demands upon our management team and our operational, financial and management information systems. Our ability to manage growth effectively requires us to continue to implement and improve these systems; avoid cost overruns; maintain customer, supplier and other favorable business relationships during possible transition periods; continue to develop the management skills of our managers and supervisors; and continue to train, motivate and manage our employees. Our failure to effectively manage growth could have a material adverse effect on our results of operations.
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
We routinely monitor our systems for cyber threats and believe we have sufficient processes in place to detect and remediate vulnerabilities. Nevertheless, we have experienced attempted security breaches, such as phishing emails and other targeted attacks. For example, as previously disclosed in our Form 8-K filed with the SEC on May 10, 2024, we became aware of unauthorized access to our IT systems (the “Previously Disclosed Cyber Incident”). We expect that our operations will continue to be subject to cyber threats, and any cybersecurity incident could significantly disrupt our operations.
Cybersecurity incidents could also result in the misappropriation of proprietary or confidential information of the Company or that of its customers, employees, vendors or customers. We have incurred, and expect continued incurrence of, costs to mitigate against the Previously Disclosed Cyber Incident as our investigation is ongoing and other cybersecurity incidents as threats are expected to continue to become more persistent and sophisticated. If our systems for protecting against cybersecurity incidents, including the Previously Disclosed Cyber Incident, prove not to be sufficient, we could be adversely affected by, among other things, loss of or damage to intellectual property, proprietary or confidential information, or employee, vendor or customer data; interruption of our business operations; and increased costs to prevent, respond to or mitigate cybersecurity incidents. In addition, our investigation of the Previously Disclosed Cyber Incident is ongoing, and we may discover other impacts or new events related to this incident that could affect the Company, including our business operations, financial condition or results of operations. Any of these risks could harm our reputation and our relationships with employees, vendors and customers and may result in claims or enforcement actions and investigations against us.
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
There is no assurance that we will be able to retain or renew our credit agreements in the future on terms acceptable to us, or at all. In addition, we have restrictive covenants with our financial institutions which could impact how we manage our business. We have not always met these covenants in the past and have had to obtain waivers and amend our credit agreements, including for fiscal quarter ended March 30, 2024, to adjust these covenants. The amendment for fiscal quarter ended March 30, 2024 resulted in an increase in interest rates and shortened the maturity date to September 3, 2025. We may not meet these covenants in the future and may not be able to obtain waivers or amendments from the relevant lenders on terms acceptable to us, or at all. In addition, if we cannot meet our financial covenants, our borrowings could become immediately payable which could have a material adverse impact on our financial statements. For a summary of our debt obligations, see Note 4 - “Long-Term Debt” of the Notes to Consolidated Financial Statements.

In addition, the event our business grows rapidly or there is uncertainty in the macroeconomic climate, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that we will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.
Adverse changes in the interest rates for our borrowings could adversely affect our financial condition.
We are exposed to interest rate risk under our revolving line of credit and term loans. We have not historically hedged the interest rate on our credit facility; therefore, unless we do so, significant changes in interest rates could adversely affect our results of operations. For a summary of our debt obligations, see Note 4 - “Long-Term Debt” of the Notes to Consolidated Financial Statements.

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
All of these expenses and the diversion of the attention of management and other personnel that has occurred and is expected to continue, could adversely affect our business, financial condition, results of operations and cash flows.

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
We are subject to additional requirements contained in the U.S. federal securities laws, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). The Sarbanes-Oxley and Dodd-Frank Acts required or will require changes in some of our corporate governance, securities disclosure and compliance practices. The SEC and NASDAQ Global Market have promulgated new rules and additional rulemaking is expected in the future. Compliance with these new rules and future rules has increased and may increase further our legal, financial and accounting costs as well as a potential risk of noncompliance. Absent significant changes in related rules, which we cannot assure, we anticipate some level of increased costs related to these new regulations to continue indefinitely. We also expect these developments to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our Board of Directors or qualified management personnel. Further, the costs associated with the compliance with and implementation of procedures under these and future laws and related rules could have a material impact on our results of operations. In addition, the costs associated with noncompliance with additional securities laws and regulations could also impact our business.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility, line of credit facility and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with SOFR rates. The interest rates applicable to our asset-based secured line of credit facility fluctuate with Itercambaria de Equilibrio Interest Rate. There was outstanding $112.9 million in borrowings under our asset-based senior secured revolving credit facility, MXN78.0 million outstanding in borrowing under our asset-based secured line of credit facility, and $6.7 million outstanding on our equipment financing facilities as of March 30, 2024,
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. From time to time, we use Mexican Peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican Peso denominated expenses. There were no foreign currency forward contracts outstanding as of March 30, 2024. See Note 9 - “Derivative Financial Instruments” to the Notes to Consolidated Financial Statements for additional information regarding our derivative instruments.
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
Based on our assessment, we believe that as of March 30, 2024, the Company’s disclosure controls and procedures are effective based on that criteria.

Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).
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
Item 5. Other Information
Insider Trading Arrangements
During the fiscal quarter ended March 30, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as defined in Regulation S-K, Item 408.

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

KEY TRONIC CORPORATION

/s/ CRAIG D. GATES
Craig D. Gates	Date:	May 14, 2024
President and Chief Executive Officer
(Principal Executive Officer)

/s/ BRETT R. LARSEN
Brett R. Larsen	Date:	May 14, 2024
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)