Form 10-K
period 2024-06-29
KEY TRONIC CORP
filed 2024-10-15
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-K
 ____________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of December 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $44.0 million based on the closing price as reported on the NASDAQ.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,761,871 shares of common stock were outstanding as of October 11, 2024.
 ____________________________________________________________
Documents Incorporated by Reference:
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant’s 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

KEY TRONIC CORPORATION
2024 FORM 10-K

EXPLANATORY NOTE
In connection with the preparation of this Annual Report on Form 10-K, Key Tronic Corporation (the “Company”) concluded that cost recovery of material price variances was not being consistently recorded across its facilities. Material price variance occurs when the price the Company pays for materials exceeds the price quoted to customers, and the Company typically recovers the excess cost from customers through a sales price adjustment. Per Company policy, this cost recovery should be recorded as revenue when inventory enters the production process, however, certain of the Company’s facilities were recording the cost recovery as a reduction to cost of goods sold. These errors resulted in an understatement of both revenue and cost of goods sold in fiscal 2024 and prior periods.
On October 9, 2024, the Company’s Audit Committee of the Board of Directors, after discussion with Company management and the Company’s independent registered public accounting firm, concluded that the following previously issued financial statements of the Company should no longer be relied upon because of the errors related to the recording of cost recovery: (1) the consolidated financial statements as of and for the years ended July 1, 2023 and July 2, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023 and (2) the unaudited consolidated statements of operations for the quarters ended March 30, 2024, December 30, 2023, September 30, 2023, April 1, 2023, December 31, 2022, October 1, 2022, April 2, 2022, January 1, 2022, and October 2, 2021 included in the Company’s Quarterly Reports on Form 10-Q for such periods.

Also in connection with preparing this Annual Report on Form 10-K, the Company concluded that it had not recorded an adjustment related to its adoption on July 2, 2023 of ASU 2016-13 Financial Instruments - Credit Losses (ASU 326): Measurement of Credit Losses on Financial Instruments. As of July 2, 2023, the Company should have performed an assessment and recorded any adjustment as a modified retrospective adjustment through its opening retained earnings balance. This error resulted in an overstatement of accounts receivable, contract assets, other assets and retained earnings in the unaudited consolidated balance sheets as of March 30, 2024, December 30, 2023 and September 30, 2023 (the “2024 Interim Balance Sheets”). Management concluded that the errors were immaterial to the previously issued 2024 Interim Balance Sheets and, as a result, the 2024 Interim Balance Sheets have been revised within Note 15 - "Restatement and Revision of Interim Financial Information."

This Annual Report on Form 10-K includes restated consolidated financial statements as of and for the years ended July 1, 2023 and July 2, 2022, restated unaudited consolidated statements of operations for the quarters ended March 30, 2024, December 30, 2023, September 30, 2023, April 1, 2023, December 31, 2022, October 1, 2022, April 2, 2022, January 1, 2022, and October 2, 2021 and revised unaudited consolidated balance sheets as of March 30, 2024, December 30, 2023 and September 30, 2023. For additional information, see Note 14 - “Restatement of Previously Issued Financial Statements” and Note 15 - "Restatement and Revision of Interim Financial Information" of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. In addition, the following items of this Annual Report on Form 10-K have been restated, as appropriate, to correct the errors noted above: Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Part II, Item 8. Financial Statements and Supplementary Data.
In connection with the restatement and revisions, Company management determined there were deficiencies in the Company’s internal control over financial reporting and the Company’s disclosure controls and procedures that constituted material weaknesses as of June 29, 2024, July 1, 2023 and July 2, 2022. As a result, and as further discussed in Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K, Company management has concluded that the Company did not maintain effective disclosure controls and procedures and internal control over financial reporting as of June 29, 2024.

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
We believe that we are well positioned in the contract manufacturing industry to continue the expansion of our customer base and achieve long-term growth. Our unique blend of multinational facilities, vertical integration, centralized management, and core strengths continue to support our growth and our customers’ needs. We continue to focus on controlling operating expenses and leveraging the synergistic capabilities of our world-class facilities in the United States, Mexico, China, and Vietnam. This international production capability provides our customers with the benefits of improved supply-chain management, reduced inventory, lower labor costs, lower transportation costs, and reduced product fulfillment time. Given our competitive advantages and the growing pressure for new potential customers to move forward with their outsourcing strategies, we feel that we are strongly positioned to win new business in coming periods and grow our revenue and profits.
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

For the fiscal years 2024, 2023, and 2022, the five largest customers in each year accounted for 34 percent, 35 percent, and 39 percent of combined total net sales, respectively. We aim to diversify our customer base by adding additional programs and customers. We expect net sales to our five largest customers as a percentage of total net sales to approximate current levels going forward.
The following table summarizes the customers that represented 10 percent or more of total net sales during the last two fiscal years:

	Percentage of Net Sales by Fiscal Year
	2024	2023	2022
Customer A	20%	12%	12%
Customer B	*	*	13%

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
Employees
We consider our employees to be our primary strength and we make considerable efforts to maintain a well-qualified workforce. Our employee benefits include bonus programs involving periodic payments to all employees based on meeting quarterly or fiscal year performance targets. We regularly provide transportation, medical services, and meals to all of our employees in foreign locations. The Company also has defined contribution plans available to U.S. employees who have attained age 21 and provide group health, life, and disability insurance plans. We also maintain share-based compensation plans and other long-term incentive plans for certain employees and outside directors.
As of June 29, 2024, we had 4,122 full-time employees compared to 5,447 on July 1, 2023. Since we can have significant fluctuations in product demand, we seek to maintain flexibility in our workforce by utilizing skilled temporary labor in some of our manufacturing facilities in addition to full-time employees.
Backlog
On June 29, 2024, our order backlog was valued at approximately $249.6 million, compared to approximately $343.0 million on July 1, 2023. The amount of backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue. Due to the relationships with our customers, we will occasionally allow orders to be canceled or rescheduled and as a result it is not a meaningful indicator of future financial results. If there are canceled or rescheduled orders, we typically negotiate fees to cover the costs we have incurred. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next twelve months, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.
Foreign Markets
Information concerning net sales and long-lived assets (property, plant, and equipment) by geographic areas is set forth in Note 11 - “Enterprise-Wide Disclosures” of the “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K and that information is incorporated herein by reference.
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

Information about Our Executive Officers
The table below sets forth the name, current age, and current position of our executive officers and other significant employees:

Name	Age	Positions Held
Executive Officers
Brett R. Larsen	51	President and Chief Executive Officer
Anthony G. Voorhees	50	Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Philip S. Hochberg	62	Executive Vice President of Customer Relations and Integration
Duane D. Mackleit	56	Executive Vice President of Operations
David H. Knaggs	43	Executive Vice President of Quality, Regulatory Affairs, and Information Systems
Chad T. Orebaugh	53	Executive Vice President of Engineering
Mark Courtney	58	Vice President of Supply Chain

Executive Officers
BRETT R. LARSEN – President and Chief Executive Officer
Mr. Larsen, age 51, has served as President and Chief Executive Officer since July 2024. Previously he was the Executive Vice President of Administration, Chief Financial Officer, and Treasurer from July 2015 through June 2024. He was Vice President of Finance and Controller from February 2010 to July 2015. He was Chief Financial Officer of FLSmidth Spokane, Inc. from December 2008 to February 2010. From October 2005 through November 2008, Mr. Larsen served as Controller of Key Tronic Corporation. From May 2004 to October 2005, Mr. Larsen served as Manager of Financial Reporting of Key Tronic Corporation. From 2002 to May 2004, Mr. Larsen was an audit manager for the public accounting firm BDO USA, LLP. He also held various auditing and supervisory positions with Grant Thornton LLP from 1997 to 2002. Mr. Larsen has a Bachelor of Science degree in Accounting and a Masters degree in Accounting from Brigham Young University and is a Certified Public Accountant.
ANTHONY G. VOORHEES - Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Mr. Voorhees, age 50, has served as Executive Vice President of Administration, Chief Financial Officer, and Treasurer since July 2024. Previously, he was Vice President of Finance and Controller from November 2021 to June 2024, Senior Manager of Corporate Finance from July 2015, and Manager of Financial Reporting since April 2010. Prior to joining Key Tronic, Mr. Voorhees worked at Coldwater Creek from August 2007 to March 2010 as a Senior Financial Reporting Accountant. Prior to that, he worked at Moss Adams, LLP as a Senior Assurance Associate from November 2004 to August 2007. Between September 2001 and August 2004, Mr. Voorhees held senior level accounting positions at Boise State University and Idaho State Department of Agriculture. Mr. Voorhees has a bachelor degree in Accounting from the University of Idaho and is a Certified Public Accountant.
PHILIP S. HOCHBERG – Executive Vice President of Customer Relations and Integration
Mr. Hochberg, age 62, has been Executive Vice President of Customer Relations and Integration since July 2012. Prior to this, Mr. Hochberg served as Vice President of Business Development from October 2009 through June 2012. He was Director of Business Development and Program Management from July 2008 to October 2009. Mr. Hochberg served as Director of Business Development from October 2004 to July 2008 and as Director of EMS Sales and Marketing from July 2000 to October 2004. Prior to joining Key Tronic, Mr. Hochberg worked for Quinton Instrument Company as their Director of Marketing and Product Management from 1992 to 2000. From 1988 to 1992, he was employed by SpaceLabs Medical as their Business Development Marketing Manager. Mr. Hochberg has an MBA from the University of British Columbia, a BA in Psychology, with a minor in Business from Washington University in St. Louis.
DUANE D. MACKLEIT – Executive Vice President of Operations
Mr. Mackleit, age 56, has been Executive Vice President of Operations since December 2019. Prior to this, Mr. Mackleit served as Vice President of Program Management since July 2012. He served as Director of Program Management from July 2008 through June 2012. From May 2006 to July 2008 he served as Principal Program Manager. Prior to that, he served as Program Manager from March 2002 to May 2006 and Associate Program Manager from August 2000 to March 2002. Mr. Mackleit has also held several other positions with Key Tronic Corporation. Mr. Mackleit has an AA in Business from Spokane Falls Community College and a BA in Business/Marketing from Eastern Washington University. He also holds a MBA from Gonzaga University.
DAVID H. KNAGGS – Executive Vice President of Quality, Regulatory Affairs, and Information Systems
Mr. Knaggs, age 43, has been Executive Vice President of Quality, Regulatory Affairs, and Information Systems since May 2021. Previously, he was Vice President of Quality and Regulatory Affairs from November 2017 to May 2021. He was Vice President of Quality since October 2016. Before joining Key Tronic, Mr. Knaggs worked at Telect, Inc. from 2008 to 2016 as their Director of Engineering. Prior to that, he worked at Isothermal Systems Research as Lead Systems Engineer from 2003 to 2008. He has a Bachelor of Science degree in Mechanical Engineering with a minor in mathematics from the University of Washington.
CHAD T. OREBAUGH – Executive Vice President of Engineering
Mr. Orebaugh, age 53, has been Executive Vice President of Engineering since September 2021. Previously he served as Vice President of Engineering since April 2017. Prior to this, Mr. Orebaugh served as Director of Engineering since May 2013. From April 2010 to May 2013, he served as Manager of Engineering. From January 2000 to April 2010 he served as Lead Mechanical Engineer. Prior to that, he served as Mechanical Engineer from October 1998 to January 2000 and Associate Mechanical Engineer since October 1997. Mr. Orebaugh holds a BA in Mechanical Engineering from Gonzaga University.
MARK COURTNEY – Vice President of Supply Chain

Mark Courtney, age 58, has been Vice President of Supply Chain of the company since August 2019. Previously, he served as Purchasing Manager and Director of North American Purchasing from September 2015 to August 2019, and as Supply Chain Manager, ERP and Business Operations Manager for Amphenol Telect from August 2007 to September 2015. From March 2006 to August 2007, he served as Senior Buyer/Planner for Honeywell Specialty Materials and from June 2005 to March 2006 as Purchasing Manager for MRV Communications. From May 2000 to June 2005, he served as a Field and Inside Sales Associate for Arrow Electronics and from October 1991 to May 2000 held various positions at Alesis.
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
•our locations are subject to physical and operational risks from natural disasters, severe weather events, and climate change
•our locations may also be impacted by future temporary closures and labor constraints as a result of local mandates for medical, climate, and unforeseen emergencies; and
•our locations may be impacted by future temporary closure related to cyberattacks.
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
Operating results can also fluctuate if changes are made to significant estimates and assumptions. Significant estimates and assumptions include the allowance for credit losses, provision for inactive, obsolete, and surplus inventory, stock-based compensation, the valuation allowance on deferred tax assets, impairment of long-lived assets, long-term incentive compensation accrual, the provision for warranty costs, and the impact of hedging activities.
Due to the COVID-19 pandemic, we have seen extreme shifts in demand from our customer base. The possibility of future temporary closures and labor constraints, as well as the inability to predict customer demand, costs, and future supply chain disruptions during pandemics can materially impact operating results.
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
The majority of our sales come from a small number of customers, and a decline in sales to any of these customers could adversely affect our business.
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
Our inability to enforce contracts with, or the bankruptcy or insolvency of, any of our principal customers could adversely affect our business.
We rely on timely and regular payments from our customers, and the inability or failure of our principal customers to meet their obligations to us or their bankruptcy, insolvency or liquidation may adversely affect our business, financial condition and results of operations. Financial difficulties experienced by one or more of our customers could negatively affect our business by decreasing demand from such customers and through the potential inability of these companies to make full payment on amounts owed to us. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy laws. There can be no assurance that customers will not declare bankruptcy or suffer financial distress, in which case our future revenues, net income and cash flow could be reduced.
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
We are dependent on many suppliers, including sole source suppliers, to provide key components and raw materials used in manufacturing customers’ products. We have seen supply shortages in certain electronic components. In addition, our suppliers' facilities may also experience closures or limited production due to natural disasters or other reasons, which may cause a shortage of components. This can result in longer lead times and the inability to meet our customers' requests for flexible production and extended shipment dates. If demand for components outpaces supply, capacity delays could affect future operations. Delays in deliveries from suppliers or the inability to obtain sufficient quantities of components and raw materials have and may continue to cause delays or reductions in shipment of products to our customers which could adversely affect our operating results and damage customer relationships.
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
Fluctuations in foreign currency exchange rates have increased and could continue to increase our operating costs.
We have manufacturing operations located in Mexico and China. A significant portion of our operations are denominated in the Mexican Peso and the Chinese currency, the renminbi ("RMB"). Currency exchange rates fluctuate daily as a result of a number of factors, including changes in a country's political and economic policies. Volatility in the currencies of our entities and the United States dollar, as well as inflationary costs, could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the cash, receivables, payables and expenses of our operating entities. As part of our hedging strategy, we currently use Mexican Peso forward contracts to hedge future foreign currency fluctuations for a portion of our Mexican Peso denominated expenses. We currently do not hedge expenses denominated in RMB and have occasionally also been unable to hedge expenses denominated in Mexican Peso. Losses have occurred from increases in the value of these currencies relative to the United States dollar and further losses could occur, which could be material to our business, financial results or operations.
Global economic and political events or significant currency exchange fluctuations, can occur, and cause further unexpected losses. Future temporary closures of production facilities in Mexico could also cause significant changes in our ability to qualify for hedge accounting treatment of our forward contracts to hedge foreign currency fluctuations.
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

In addition, we must successfully manage transition issues that may result from the departure or retirement of members of our leadership team. For example, our Chief Executive Officer retired at the end of fiscal year 2024 and is succeeded by our former Chief Financial Officer. Any significant leadership change or senior management transition involves inherent risks and any failure to ensure a smooth transition could hinder our strategic planning, business execution, and future performance. We cannot provide assurances that any changes of management personnel will not cause disruption to operations or customer relationships or a decline in our operating results.

Start-up costs and inefficiencies related to new or transferred programs can adversely affect our operating results and such costs may not be recoverable if such new programs or transferred programs are canceled or don’t meet expected sales volumes.
Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to obtain required resources in advance can adversely affect our gross margins and operating results. These factors are particularly evident in the ramping stages of new programs. These factors also affect our ability to efficiently use labor and equipment. We continuously manage a number of new programs. Consequently, our exposure to these factors is consistently elevated. In addition, if any of these new programs or new customer relationships were terminated, our operating results could be harmed, particularly in the short term. We may not be able to recoup these start-up costs or replace anticipated new program revenues.
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
TECHNOLOGY RISKS
Our operations are subject to cyberattacks that have had and could have a material adverse effect on our business.
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
We routinely monitor our systems for cyber threats and believe we have sufficient processes in place to detect and remediate vulnerabilities. Nevertheless, we have experienced attempted security breaches, such as phishing emails and other targeted attacks. For example, as previously disclosed in our Form 8-K filed with the SEC on May 10, 2024, as amended, we became aware of unauthorized access to our IT systems that resulted in a material impact on our financial condition and results of operations during the fourth quarter ending June 29, 2024 (the "Previously Disclosed Cyber Incident"). We expect that our operations will continue to be subject to cyber threats, and any future cybersecurity incident could significantly disrupt our operations.
The threat actor in the Previously Disclosed Cyber Incident exfiltrated certain personally identifiable information, and future cybersecurity incidents could also result in the misappropriation of proprietary or confidential information of the Company or that of its customers, employees, vendors or suppliers. We have incurred and expect to continue to incur costs to mitigate against the Previously Disclosed Cyber Incident and other cybersecurity incidents as threats are expected to continue to become more persistent and sophisticated. If our systems for protecting against cybersecurity incidents, including the Previously Disclosed Cyber Incident, prove not to be sufficient, we could be adversely affected by, among other things, loss of or damage to intellectual property, proprietary or confidential information, or employee, vendor or customer data; interruption of our business operations; and increased costs to prevent, respond to or mitigate cybersecurity incidents. In addition, our investigation of the Previously Disclosed Cyber Incident is ongoing, and we may discover other impacts or new events related to this incident that could affect the Company, including our business, financial condition or results of operations. Any of these risks could harm our reputation and our relationships with employees, vendors and customers and may result in claims or enforcement actions and investigations against us.
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

RISKS RELATED TO CAPITAL AND FINANCING
Our failure to comply with the covenants in our credit arrangements could materially and adversely affect our financial condition.
We have restrictive covenants with our financial institutions that impact how we manage our business. We have not always met these covenants in the past and have had to obtain waivers and amend our Loan Agreement, including for events of default related to breaches of the fixed charge coverage ratio for fiscal quarter ended March 30, 2024 and the periods ended June 29, 2024 and July 27, 2024. The amendment waiving the event of default for fiscal quarter ended March 30, 2024 resulted in an increase in interest rates and shortened the maturity date to September 3, 2025.In addition, this amendment reduced the minimum requirement for the fixed charge coverage ratio from 1.25:1.00 to 1.00:1.00 as of March 30, 2024, with the minimum requirement to increase as follows: 1.05:1.00 on July 27, 2024, 1.15:1.00 on October 26, 2024, 1.20:1.00 on January 25, 2025 and 1.25:1.00 on and after March 29, 2025. As noted above, we were unable to meet this ratio for the periods ended June 29, 2024 and July 27, 2024, and we also breached a covenant requiring us to deliver audited financial statements to the lender within 90 days of the Company’s fiscal year-end. As a result, we had to further amend our Loan Agreement on October 9, 2024. The amendment waiving these events of default resulted in an increase in interest rates and increased the availability block, which reduces the calculated borrowing base under the Loan Agreement, from $8 million to $10 million, with further increases to $11 million and $12 million to be effective on December 31, 2024 and March 31, 2025, respectively.
We may not meet the minimum fixed charge coverage ratio or comply with other covenants in the future and may not be able to obtain waivers or amendments from the relevant lenders on terms acceptable to us, or at all. In the event we breach any covenant that results in an event of default, our lenders could choose to accelerate payment of the amounts owed by the Company. Under those circumstances our borrowings could become immediately payable. The amendment of our credit arrangements on unfavorable terms or the acceleration of our payment obligations thereunder, would have a material adverse effect on our business, financial condition, results of operations and cash flows. For a summary of our debt obligations, see Note 4 - “Long-Term Debt” of the Notes to Consolidated Financial Statements.
Our ability to secure and maintain sufficient credit arrangements is key to our continued operations.
There is no assurance that we will be able to retain, renew, or refinance our credit arrangements on terms acceptable to us, or at all. As noted in the prior risk factor, a recent amendment to our Loan Agreement shortened the maturity date to September 3, 2025. On September 27, 2024, in connection with the preparation of this Annual Report on Form 10-K, we entered into an additional amendment to the Loan Agreement to extend the maturity date by three months to December 3, 2025. Because our Loan Agreement terminates on December 3, 2025, we need to extend, renew or refinance this agreement in the coming months. The terms available to us may be less favorable than the terms of our existing Loan Agreement. Our inability to extend, renew, or refinance our indebtedness on a timely basis could also result in unfavorable accounting treatment. This could include management and our independent auditors concluding on risks over the Company's ability to continue as a going concern. Our inability to extend, renew or refinance our credit arrangements could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Additionally, in the event that our business grows rapidly or there is uncertainty in the macroeconomic climate, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that we will be able to obtain equity or debt financing at acceptable terms, or at all, in the future.
Adverse changes in the interest rates of our borrowings could adversely affect our financial condition.
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
Our stock price is volatile.
Our stock price has and may continue to be subject to wide fluctuations and possible rapid increases or declines over a short time period. These fluctuations may be due to factors specific to us such as our stock's thinly traded nature, variations in quarterly operating results, changes in earnings estimates, matters arising from the subject matter of the Audit Committee's internal investigation, or to factors relating to the contract manufacturing industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. In addition, holders of our common stock will suffer immediate dilution to the extent outstanding equity awards are exercised to purchase common stock.

RISKS RELATED TO OUR CONTROLS AND PROCEDURES AND THE INTERNAL INVESTIGATION
We have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of June 29, 2024 due to material weaknesses, which has adversely affected our ability to report our financial results in a timely and accurate manner and could have a material adverse impact our business and financial condition.
We are required to evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on a periodic basis and publicly disclose the results of these evaluations and related matters in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As described in Item 9A. Controls and Procedures of this Annual Report on Form 10-K, we have identified a material weakness in the design and implementation of effective controls over the accounting for revenue recognition relating to cost recovery of material price variances. We have also identified a material weakness in the design and implementation of effective controls over the adoption of new accounting standards. As a result of these material weaknesses, our management concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of June 29, 2024.

We are engaged in developing and implementing a remediation plan, as described in Item 9A. Controls and Procedures of this Annual Report on Form 10-K, designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing. Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully developed, when it will be fully implemented or the aggregate cost of implementation. Until our remediation plan is fully implemented, our management will continue to devote time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. If we are unable to report our results in a timely and accurate manner, our stock may be delisted from the NASDAQ Global Market and we will not be able to comply with the applicable covenants in our financing arrangements, including our Loan Agreement, as described in —Risks Related to Capital and Financing—“Our failure to comply with the covenants in our credit arrangements could materially and adversely affect our financial condition.” In addition, we could be subject to regulatory investigations and penalties or stockholder litigation. Any of these risks could have a material adverse impact on our business and financial condition.
If we fail to maintain proper and effective internal controls, our business and financial condition could be materially adversely impacted.
We cannot assure you that we will not discover additional deficiencies in our internal control over financial reporting. Moreover, as discussed in the following risk factor, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. As of June 29, 2024, we are a non-accelerated filer under the Exchange Act and are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act). Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements.

Further and continued determinations that there are deficiencies in the effectiveness of the Company’s internal control over financial reporting could result in another restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations, reduce our ability to obtain financing, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties or stockholder litigation, and materially adversely impact our business, financial condition, results of operations and cash flows.
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

We have incurred, and may continue to incur, significant expenses related to legal, accounting and other professional services in connection with matters relating to or arising from the subject of the Audit Committee’s internal investigation in fiscal year 2022. To the extent these steps taken to remediate identified deficiencies in our internal controls over financial reporting were not successful, we may incur significant additional time and expense.
In addition, we continue to cooperate with the Securities and Exchange Commission (the “SEC”) regarding matters related to the internal investigation. The completion of the internal investigation in fiscal year 2022 did not automatically resolve the SEC’s inquiries. If the SEC or any other regulator were to commence legal action against us, we could be required to pay significant penalties and become subject to injunctions, cease and desist orders or other remedies. We can provide no assurances as to the outcome of any governmental inquiry or investigation. Further, we, our officers and members of our Board of Directors could be named as defendants in lawsuits asserting claims arising out of the subject matter of the Audit Committee’s internal investigation. As a result of any legal proceedings and any related indemnification requirements to our officers and directors, we could be required to pay monetary damages that may be in excess of our insurance coverage or may have additional penalties or other remedies imposed against us or our officers and directors.
All of these expenses, and the diversion of the attention of management and other personnel that has occurred and is expected to continue, could adversely affect our business, financial condition, results of operations and cash flows.
LEGAL AND ACCOUNTING RISKS
We have restated certain of our prior consolidated financial statements, which has resulted in unanticipated costs and may lead to additional risks and uncertainties, including loss of investor confidence, regulatory action or litigation.
In this Annual Report on Form 10-K, we have restated or revised certain of our previously issued financial statements. This process has been time-consuming and expensive, including unanticipated costs for accounting and legal fees. The restatement and revisions also expose us to additional risks that could adversely affect our business and financial condition, such as litigation, regulatory action or loss of investor confidence. Lawsuits or regulatory investigations may invoke federal and state securities law claims, contractual claims or other claims arising from the restatement, revisions and material weaknesses in our internal control over financial reporting. We may incur substantial defense costs regardless of the outcome of any litigation or regulatory investigation, and such events might cause a diversion of our management’s time and attention. If we do not prevail in any litigation or regulatory action, we could be required to pay substantial damages, penalties or settlement costs. In addition, the restatement and revisions may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
None

Item 1C.	CYBERSECURITY
Risk Management and Strategy
We have developed and implemented cybersecurity processes to assess, identify and manage material risks from cybersecurity threats. These processes are based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and are designed to protect the integrity and security of our information systems. Our cybersecurity processes are a part of our risk management system, sharing governance processes and reporting structures with other components of our enterprise-wide system. Our cybersecurity processes include security monitoring and threat hunting through a third-party managed vendor and mandatory, Company-wide employee training. Our cybersecurity processes also extend to the oversight and identification of risks associated with our vendors and customers if their computer systems interface with our information systems. Upon detection of a potentially material cybersecurity incident, such as the Previously Disclosed Cyber Incident, we activate our cyber incident procedure to investigate, contain and remediate the incident. Depending on the extent and severity of the incident, we have, and may in the future, engage third-party cybersecurity consultants to assist with our cyber incident procedure.

Risks from cybersecurity threats, including as a result of the Previously Disclosed Cyber Incident, have materially affected us, including our results of operations and financial condition. We continue to face risks from this and other cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. See “Risk Factors – Technology Risks.”
Governance
Our Board of Directors is responsible for the oversight of risk management for the Company, including the review and assessment of the Company’s enterprise risk management approach and processes. Our Board of Directors has delegated certain responsibility for the oversight of risks from cybersecurity threats to the Audit Committee. At each regularly scheduled quarterly meeting, and more frequently as necessary, management provides updates to the Audit Committee and our Board of Directors regarding the risks from cybersecurity threats. These updates include information regarding cybersecurity strategies, management structure, mitigation activities and an analysis of any actual or potential cybersecurity incidents.

Our management team, including our Chief Executive Officer and Executive Vice President of Quality and Information Systems, is responsible for assessing and managing our material risks from cybersecurity threats. In particular, our EVP of Quality and Information Systems, who reports directly to our Chief Executive Officer, oversees the implementation of controls designed to prevent, detect, mitigate and recover from cybersecurity threats and cybersecurity incidents. Our current EVP of Quality and Information Systems has a Bachelor of Science degree in Mechanical Engineering and over 14 years of experience building and executing information system strategies. The other members of our management team do not have specialized information systems or cybersecurity backgrounds but have general experience managing financial, legal and operational risks. Our EVP of Quality and Information Systems, along with his team, routinely monitors the Company’s information systems for cybersecurity threats and will be notified upon the occurrence of a potential cybersecurity incident.

Upon detection of a potentially material cybersecurity incident, such as the Previously Disclosed Cyber Incident, management will inform the Audit Committee and/or our Board of Directors and, if the incident is deemed material, will disclose the incident pursuant to SEC rules and regulations.

Item 2.	PROPERTIES AS OF DATE OF FILING
We have manufacturing and sales operations located in the United States, Mexico, China and Vietnam. The table below lists the locations and square footage of our operating facilities:

Location	Approx. Sq. Ft.	Type of Interest (Leased/Owned)	Description of Use
Corinth, Mississippi	350,000	Leased	Manufacturing and warehouse
El Paso, Texas	80,000	Leased	Shipping and warehouse
Fayetteville, Arkansas	105,000	Leased	Manufacturing and warehouse
Oakdale, Minnesota	103,000	Leased	Manufacturing and warehouse
Spokane Valley, Washington	95,000	Leased	Sales, research, administration and manufacturing
Spokane Valley, Washington	36,000	Leased	Manufacturing
Total USA	769,000
Juarez, Mexico	193,000	Leased	Warehouse
Juarez, Mexico	174,000	Owned	Manufacturing and warehouse
Juarez, Mexico	115,000	Owned	Manufacturing and warehouse
Juarez, Mexico	103,000	Owned	Manufacturing and warehouse
Juarez, Mexico	72,000	Leased	Manufacturing and warehouse
Juarez, Mexico	66,000	Owned	Manufacturing and warehouse
Juarez, Mexico	60,000	Owned	Manufacturing and warehouse
Juarez, Mexico	116,000	Leased	Manufacturing and warehouse
Total Mexico	899,000
Shanghai, China	103,000	Leased	Manufacturing and warehouse
Total China	103,000
Da Nang, Vietnam	133,000	Leased	Manufacturing and warehouse
Total Vietnam	133,000
Grand Total	1,904,000
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
•The Shanghai, China facility is additionally registered to ISO 45001 Occupational Health and has a certified ANSI/ESD S20.20 Electrostatic Discharge Control Program.
•The Oakdale, Minnesota facility is additionally registered to ISO 13485:2016 medical devices standard, AS9100D aviation, space and defense standard, and has a certified ANSI/ESD S20.20 Electrostatic Discharge Control Program.
•The Fayetteville, Arkansas facility is additionally registered to AS9100D aviation, space and defense standard and has a certified ANSI/ESD S20.20 Electrostatic Discharge Control Program.
•The Corinth, Mississippi facility is additionally registered to ISO 14001:2015 and ISO/IEC 80079-34 explosive atmospheres.

•The Oakdale, Minnesota; and Spokane, Washington facilities are registered with the U.S. State Department for International Traffic in Arms Regulations (ITAR).

Item 3.	LEGAL PROCEEDINGS
We are a party to certain lawsuits or claims in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flow, although an adverse resolution against the Company in a fiscal quarter or year could have a material adverse effect on the Company’s results of operations in a particular quarter or year. For further details on claims, see Note 8. Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Market under the symbol “KTCC.” Quarterly high and low sales prices for our common stock for fiscal year 2024 and fiscal year 2023 were as follows:

	2024		2023
	High	Low	High	Low
First Quarter	$6.24	$4.32	$5.50	$4.00
Second Quarter	$4.50	$3.72	$5.18	$4.03
Third Quarter	$5.14	$4.04	$7.50	$4.33
Fourth Quarter	$4.85	$3.69	$7.53	$5.18
High and low stock prices are based on the daily sales prices reported by the NASDAQ Stock Market. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.
Holders and Dividends
As of June 29, 2024, we had 561 shareholders of common stock on record. As a result of our credit agreements, we are restricted from declaring or paying dividends in cash or stock without Bank of America’s prior written consent. We have not paid a cash dividend and do not anticipate payment of dividends in the foreseeable future.
Performance Graph
We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and therefore are not required to provide the performance graph required in paragraph (e) of Item 201 of Regulation S-K.

Item 6:	[RESERVED]

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement
This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the Company’s previously issued consolidated financial statements as of and for the years ended July 1, 2023 and July 2, 2022. The restatement was due to errors in recording cost recovery related to material price variances in certain of the Company’s facilities. These errors led to an understatement of both revenue and cost of goods sold during the impacted periods. For additional information, see Note 14 - "Restatement of Previously Issued Financial Statements" in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. The Company’s previously issued unaudited interim consolidated statements of operations for the quarters ended March 30, 2024, December 30, 2023, September 30, 2023, April 1, 2023, December 31, 2022, October 1, 2022, April 2, 2022, January 1, 2022, and October 2, 2021 have also been restated due to these errors, and the Company's previously issued unaudited interim balance sheets as of March 30, 2024, December 30, 2023, September 30, 2023 have been revised due to errors related to the adoption of ASU 326. For additional information regarding these interim periods, see Note 15 – “Restatement and Revision of Interim Financial Information” of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
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
Executive Summary
During the fourth quarter of fiscal year 2024, we won new programs involving medical devices, sheet metal fabrication, and consumer products.
We reported net sales of $566.9 million for fiscal year 2024, down 6.3 percent from $605.3 million for fiscal year 2023. The decrease in fiscal year 2024 was driven by softer demand from Mexico-based programs, and production stoppages due to a cybersecurity incident that occurred in the fourth quarter, as previously reported.
Moving into fiscal year 2025, we expect revenue and earnings to rebound as production has resumed across our facilities. Additionally, the Company is beginning to realize operational efficiencies as a result of headcount reductions announced in the third quarter of fiscal year 2024, coupled with a favorable weakening of the Mexican Peso to the US dollar of approximately 10% beginning in June. We continue to win new programs and reduce inventories to be more aligned with current revenue levels.
For the first quarter of fiscal year 2025, we believe global logistics problems, China-US political tensions and continued supply-chain concerns will continue to drive the favorable trend of contract manufacturing returning to North America, as well as to our expanding Vietnam facilities. We continue to see improvement across the metrics associated with business development, including a significant increase in the number of active quotes with prospective customers.

We aim to diversify our customer base by adding additional programs and customers. Our current customer relationships involve a variety of products including sheet metal fabrication, medical devices and components, water purification products, consumer security products, aerospace and defense products, recreational and outdoor equipment, and plastics.

Gross profit as a percentage of net sales was 7.0 percent in fiscal year 2024, down from 7.8 percent in 2023. During fiscal year 2024, our gross margin was also adversely impacted by a cybersecurity incident late in the year, and continued increases in

Mexican wages as well as the strengthening of the Mexican Peso relative to the US Dollar. Additionally, as previously disclosed, a restructuring of our Mexico-based facility to focus on higher volume manufacturing resulted in severance expenses incurred late in the year which we expect to provide benefits to the gross profit margin in future periods. The level of gross margin is impacted by product mix, timing of the startup of new programs, facility utilization, and pricing within the electronics industry and material costs, which can fluctuate significantly from quarter-to-quarter and year-to-year.
Operating income as a percentage of net sales for fiscal year 2024 was 1.2 percent compared to 2.7 percent for fiscal year 2023. In addition to the factors discussed above, we incurred expenses related to the cybersecurity incident late in the year, and our 2023 results included a significant gain on insurance related to losses incurred from storm damage to the Company's Arkansas facility in 2022.
Net loss for fiscal year 2024 was $2.8 million or $0.26 per share, as compared to net income of $5.2 million or $0.47 per share for fiscal year 2023. Earnings for fiscal 2024 continued to be adversely impacted by increased interest expense and were also impacted by the cybersecurity incident, and severance expenses.
We maintained a strong balance sheet with a current ratio of 2.8 and a debt-to-equity ratio of 0.96. Total cash provided by operating activities as defined on our cash flow statement was $13.8 million during fiscal year 2024, as we have continued to focus on decreasing accounts receivable and inventory balances. We believe we maintain sufficient liquidity for our expected future operations, dependent upon executing projected cash flows from operations and potentially adding additional credit capacities through refinancing current credit agreements or pursuing additional debt structures.
RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended June 29, 2024 with the Fiscal Year Ended July 1, 2023
The following table sets forth for the periods indicated certain items of the consolidated statements of income expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and Footnotes contained in this Annual Report on Form 10-K.

	Fiscal Year Ended
(in thousands)	June 29, 2024	% of net sales	July 1, 2023	% of net sales	$ change	% point change
			(Restated)
Net sales	$566,942	100.0%	$605,315	100.0%	$(38,373)	—
Cost of sales	527,063	93.0	557,843	92.2	(30,780)	0.8
Gross profit	39,879	7.0	47,472	7.8	(7,593)	(0.8)
Operating expenses:
Research, development and engineering	8,333	1.5	9,735	1.6	(1,402)	(0.1)
Selling, general and administrative	25,219	4.4	25,715	4.2	(496)	0.2
Gain on insurance proceeds, net of losses	(431)	(0.1)	(4,301)	(0.7)	3,870	0.6
Total operating expenses	33,121	5.8	31,149	5.1	1,972	0.7
Operating income	6,758	1.2	16,323	2.7	(9,565)	(1.5)
Interest expense, net	11,945	2.1	10,023	1.7	1,922	0.4
Income (loss) before income taxes	(5,187)	(0.9)	6,300	1.0	(11,487)	(1.9)
Income tax provision (benefit)	(2,400)	(0.4)	1,143	0.2	(3,543)	(0.6)
Net income (loss)	$(2,787)	(0.5)%	$5,157	0.9%	$(7,944)	(1.4)
Effective income tax rate	46.3%		18.1%

Net Sales
The decrease in net sales of $38.4 million from the prior fiscal year was primarily due to production stoppages due to the cybersecurity incident which caused the company to be unable to fulfill approximately $15 million of revenue during the fourth quarter of fiscal year 2024, as well as softer demand from Mexico-based programs.

The following table shows the revenue by industry sectors as a percentage of revenue for fiscal years 2024 and 2023:

	Fiscal Year Ended
	June 29, 2024	July 1, 2023
Industrial	46	42
Consumer	45	44
Communication	4	9
Medical	3	1
Gaming	1	1
Transportation	1	3
Total	100%	100%

We provide services to customers in a number of industries and produce a variety of products for our customers in each industry. Key Tronic does not target any particular industry, but rather seeks to find programs that strategically fit our vertical manufacturing capabilities. As a result, we expect to continue to see a change in the industry concentrations of our revenue over time.
Sales to foreign locations represented 22.5 percent and 14.3 percent of our total net sales in fiscal years 2024 and 2023, respectively.
Cost of Sales
Total cost of sales as a percentage of net sales was 93.0 percent in fiscal year 2024 and 92.2 percent in fiscal year 2023.
We record our inventories at net realizable value based on specific identification of inventory against current demand and recent usage. We also consider our customers' ability to pay for inventory whether or not there is a lead-time assurance agreement for a specific program. The amounts charged to expense for these inventories were approximately $0.3 million and $0.4 million in fiscal years 2024 and 2023, respectively.
We provide warranties on certain products we sell and estimate warranty costs based on historical experience and anticipated product returns. Warranty expense is related to workmanship claims. The amounts charged to expense are determined based on an estimate of warranty exposure. The net warranty expense was approximately $0.3 million and $0.3 million in fiscal years 2024 and 2023, respectively.
Gross Profit
Gross profit as a percentage of net sales was 7.0 percent in fiscal year 2024 and 7.8 percent in fiscal year 2023. During fiscal year 2024, we incurred expenses related to a cybersecurity incident late in the year of approximately $2.3 million. Additionally, we incurred severance expenses related to a headcount reduction in our Mexico based facilities, and starting in the fourth quarter of fiscal year 2024, we are beginning to realize the operational efficiencies as a result of these headcount reductions.
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
Research, Development and Engineering
Research, development and engineering expenses (RD&E) consist principally of employee related costs, third-party development costs, program materials, depreciation, and allocated information technology and facilities costs. Total RD&E expenses were $8.3 million and $9.7 million in fiscal years 2024 and 2023, respectively. Total RD&E expenses as a percent of net sales was 1.5 percent in fiscal year 2024 and 1.6 percent in fiscal year 2023.
Selling, General and Administrative
Selling, general, and administrative expenses (SG&A) consist principally of salaries and benefits, advertising and marketing programs, sales commissions, travel expenses, provision for credit losses, facilities costs, and professional services. Total SG&A expenses were $25.2 million and $25.7 million in fiscal years 2024 and 2023, respectively. Total SG&A expenses as a percent of net sales were 4.4 percent and 4.2 percent in fiscal years 2024 and 2023, respectively.

Interest Expense
We had net interest expense of $11.9 million and $10.0 million in fiscal years 2024 and 2023, respectively. The increase in interest expense is primarily related to increased interest rates due to the amended line of credit agreement, and an increase in the average balance outstanding throughout the year.
Income Tax Provision
We had an income tax benefit of approximately $2.4 million during fiscal year 2024 and an income tax expense of approximately $1.1 million during fiscal year 2023. The income tax benefit/expense recognized during both fiscal years 2024 and 2023 was primarily a function of U.S. and foreign taxes recognized at statutory rates, the net benefit associated with federal research and development tax credits, and the impact of foreign exchange gains in fiscal year 2023.

We continually review our requirements for liquidity domestically to fund current operations, revenue growth, and potential future acquisitions. We anticipate repatriating a portion of our unremitted foreign earnings. The estimated taxes associated with these expected repatriations are included in the income tax calculation. For further information on taxes, please review Footnote ~~"~~Income Taxes” of the “Notes to Consolidated Financial Statements”.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States (GAAP), we use certain non-GAAP financial measures, adjusted net income and adjusted net income per share, diluted. Beginning with the full year of fiscal year 2024, we provide these non-GAAP financial measures because we believe they provide greater transparency related to our core operations and represent supplemental information used by management in its financial and operational decision making. We exclude (or include) certain items in our non-GAAP financial measures as we believe the net result is a measure of our core business. We believe this facilitates operating performance comparisons from period to period by eliminating potential differences caused by the existence and timing of certain income and expense items that would not otherwise be apparent on a GAAP basis. Non-GAAP performance measures should be considered in addition to, and not as a substitute for, results prepared in accordance with GAAP. The non-GAAP financial measures disclosed below should be read in conjunction with the remainder of this Annual Report on Form 10-K, including the consolidated financial statements and footnotes thereto. Our non-GAAP financial measures may be different from those reported by other companies. See the table below for reconciliations of adjusted net income to the most directly comparable GAAP measure, which are GAAP net income and the computation of adjusted net income per share, diluted.

	Twelve Months Ended
(in thousands, except per share amounts)	June 29, 2024	July 1, 2023
GAAP net income (loss)	$(2,787)	$5,157
Cybersecurity expenses	2,340	—
Severance expenses (benefit)	945	354
Gain on insurance proceeds (net of losses)	(431)	(4,301)
Stock-based compensation expense	(444)	254
Income tax effect of non-GAAP adjustments (1)	(482)	739
Adjusted net income (loss):	$(859)	$2,203

Adjusted net income (loss) per share — non-GAAP Diluted	$(0.08)	$0.20
Weighted average shares outstanding — Diluted	10,762	10,938

(1) Income tax effects are calculated using an effective tax rate of 20%, which approximates the statutory tax rates for the presented periods.

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
Foreign sales (based on shipping instructions) from our worldwide operations, including domestic exports, were $127.6 million and $86.5 million in fiscal years 2024 and 2023, respectively. Products and manufacturing services provided by our subsidiary operations are often shipped to customers directly by the parent company.
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

	Fiscal Year Ended
(in thousands)	July 1, 2023	% of net sales	July 2, 2022	% of net sales	$ change	% point change
	(Restated)		(Restated)
Net sales	$605,315	100.0%	$544,177	100.0%	$61,138	—
Cost of sales	557,843	92.2	500,963	92.1	56,880	0.1
Gross profit	47,472	7.8	43,214	7.9	4,258	(0.1)
Operating expenses:
Research, development and engineering	9,735	1.6	9,821	1.8	(86)	(0.2)
Selling, general and administrative	25,715	4.2	24,598	4.5	1,117	(0.3)
Gain on insurance proceeds, net of losses	(4,301)	(0.7)	—	—	(4,301)	(0.7)
Total operating expenses	31,149	5.1	34,419	6.3	(3,270)	(1.2)
Operating income	16,323	2.7	8,795	1.6	7,528	1.1
Interest expense, net	10,023	1.7	5,104	0.9	4,919	0.8
Income before income taxes	6,300	1.0	3,691	0.7	2,609	0.3
Income tax provision	1,143	0.2	314	0.1	829	0.1
Net income	$5,157	0.8%	$3,377	0.6%	$1,780	0.2
Effective income tax rate	18.1%		8.5%

Net Sales
The increase in net sales of $61.1 million from the prior fiscal year was primarily due to the successful ramp of new customer programs and increased demand from existing customers. However, the Company's revenue was constrained by tightening worldwide supply chain and transportation and logistics issues, which delayed the arrival of certain key components, causing factory downtime and overtime expenses.
The following table shows the revenue by industry sectors as a percentage of revenue for fiscal years 2023 and 2022:

	Fiscal Year Ended
	July 1, 2023	July 2, 2022
Consumer	44	50
Industrial	42	42
Communication	9	8
Medical	3	—
Gaming	1	1
Transportation	1	—
Printers	—	1
Computer and Peripheral	—	1
Total	56%	53%
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
Sales to foreign locations represented 14.3 percent and 17.2 percent of our total net sales in fiscal years 2023 and 2022, respectively.
Cost of Sales
Total cost of sales as a percentage of net sales was 92.2 percent in fiscal year 2023 and 92.1 percent in fiscal year 2022.
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
Gross Profit
Gross profit as a percentage of net sales was 7.8 percent in fiscal year 2023 and 7.9 percent in fiscal year 2022. During fiscal year 2023, the gross margins benefited by increased revenue levels along with some stabilization in the labor market. However, our gross margin was also adversely impacted by the strengthening of the Mexican Peso relative to the US Dollar.
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
Research, Development and Engineering
Research, development and engineering expenses (RD&E) consist principally of employee related costs, third-party development costs, program materials, depreciation, and allocated information technology and facilities costs. Total RD&E expenses were $9.7 million and $9.8 million in fiscal years 2023 and 2022, respectively. Total RD&E expenses as a percent of net sales was 1.6 percent in fiscal year 2023 and 1.8 percent in fiscal year 2022.

Selling, General and Administrative
Selling, general, and administrative expenses (SG&A) consist principally of salaries and benefits, advertising and marketing programs, sales commissions, travel expenses, provision for doubtful accounts, facilities costs, and professional services. Total SG&A expenses were $25.7 million and $24.6 million in fiscal years 2023 and 2022, respectively. Total SG&A expenses as a percent of net sales were 4.2 percent and 4.5 percent in fiscal years 2023 and 2022, respectively. This 0.3 percentage point decrease in SG&A as a percentage of net sales is primarily related to an increase in legal expenses related specifically to the SEC’s review of the whistleblower complaint in fiscal year 2021.
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

We continually review our requirements for liquidity domestically to fund current operations, revenue growth, and to look for potential future acquisitions. We anticipate repatriating a portion of our unremitted foreign earnings. The estimated taxes associated with these expected repatriations are included in the income tax calculation. For further information on taxes, please review Footnote "Income Taxes” of the “Notes to Consolidated Financial Statements”.
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
Foreign sales (based on shipping instructions) from our worldwide operations, including domestic exports, were $86.5 million and $93.8 million in fiscal years 2023 and 2022, respectively. Products and manufacturing services provided by our subsidiary operations are often shipped to customers directly by the parent company.

Capital Resources and Liquidity
Operating Cash Flow
Net cash provided by operating activities for fiscal year 2024 was $13.8 million compared to net cash used in operating activities of $11.3 million in fiscal year 2023. The additional cash provided in fiscal year 2024 was due to a focus on collecting accounts receivable and working down inventory balances to be in line with current revenue levels.
The $13.8 million of net cash provided by operating activities during fiscal year 2024 is primarily related to $2.8 million of net loss adjusted for $11.0 million of depreciation and amortization, $15.8 million decrease in accounts receivable, a $32.5 million decrease in inventory, an $8.7 million decrease in contract assets partially offset by a $36.5 million decrease in accounts payable, a $2.9 million decrease in accrued compensation and vacation, $0.6 million increase in other assets and a $8.1 million decrease in other liabilities.
The $11.3 million of net cash used in operating activities during fiscal year 2023 was primarily related to $5.2 million of net income adjusted for $9.5 million of depreciation and amortization, $14.8 million increase in accounts receivable, a $16.0 million decrease in other liabilities, a $5.5 million decrease in accounts payable, a $8.0 million increase in contract assets partially offset by a $17.4 million decrease in inventory, and a $1.5 million increase in accrued compensation and vacation.
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
Investing Cash Flow
Cash flows used in investing activities were $2.1 million for fiscal year 2024. Cash flows used in investing activities were $4.5 million in fiscal year 2023. Our primary use of cash in investing activities during fiscal years 2024 and 2023 was purchasing equipment to support increased production levels for new programs. During fiscal year 2024, the source of cash provided by investing activities came from insurance claims paid for replacing equipment and facility repairs in our Arkansas facility related to a lightning strike and water damage.
Leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan.
Financing Cash Flow
Cash flows used in financing activities were $10.5 million in fiscal year 2024 and cash flows provided by financing activities were $17.7 million in fiscal year 2023. Our primary financing activities during both fiscal year 2024 and fiscal year 2023 were borrowings and repayments under our revolving line of credit facility as well as repayments on our term loans and principal payments on finance leases. In fiscal year 2024, there was a significantly higher percentage of repayments against the borrowings on the revolving line of credit.
As of June 29, 2024, approximately $12.9 million was available under the asset-based revolving credit facility. Due to corrections made to our financial statements as part of the restatement process described in this Annual Report, we determined that as of June 29, 2024 and July 27, 2024, we were not in compliance with the minimum fixed charge coverage ratio of 1.00:1.00 and 1.05:1:00, respectively, required under our Loan Agreement for the revolving credit facility. As a result, we obtained a waiver from the lender for these events of default, which was effective as of October 9, 2024, and amended our Loan Agreement. As previously disclosed, we also had to obtain a waiver for breaches of the fixed charge coverage ratio for fiscal quarter ended March 30, 2024 and amend the Loan Agreement to covenant relief for the fixed charge coverage ratio, reducing the minimum requirement from 1.25:1.00 to 1.00:1.00 as of March 30, 2024, with increases as follows: 1.05:1.00 on July 27, 2024, 1.15:1.00 on October 26, 2024, 1.20:1.00 on January 25, 2025 and 1.25:1.00 on and after March 29, 2025. These breaches and subsequent amendments have resulted in an increase in interest rates, an increase in the availability block, which limits available borrowing under the Loan Agreement, and a shortened maturity date to September 3, 2025 (extended to December 3, 2025). We believe we are in compliance with the minimum fixed charge coverage ratio of 1.05:1.00 as of the end of August 2024 and have not yet finalized our calculation for September of 2024 to determine if we are in compliance with the minimum fixed charge coverage ratio of 1.05:1.00. In addition, we may not be able to comply with the increased minimum fixed charge coverage ratio of 1.15:1:00 as of October 26, 2024 or in future periods. If we are unable to comply with restrictive covenants on the Loan Agreement, including the fixed charge coverage ratio, we will need to negotiate additional waivers and amendments, which may further increase interest rates, limit our borrowing availability, shorten the maturity date or impose other adverse consequences. As a result, and due to the upcoming maturity of the Loan Agreement on December 3, 2025, we are in discussions with financial institutions to refinance our revolving line of credit. The terms available to us may be less favorable than the terms of our existing Loan Agreement. For additional information, see Note 1 - “Significant Accounting Policies-Liquidity” of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K and Part I, Item 1A. Risk Factors “Risks Related to Capital and Financing “⸻Our failure to comply with the covenants in our credit arrangements could materially and adversely affect our financial condition” and “⸻Our ability to secure and maintain sufficient credit arrangements is key to our continued operations.”
Our cash requirements are affected by the level of current operations and new programs. We believe that projected cash from operations, funds available under the revolving credit facility and potential additional debt capacity will be sufficient to meet our working and fixed capital requirements for at least twelve months beyond issuance of our financial statements, and our current asset-based senior secured revolving credit facility does not mature until December 3, 2025. The Company further notes projected cash from operations is projected to improve in the coming quarters as supply chain availability will boost additional inventory turns and existing inventory is consumed by fulfilling customer backlog. As of June 29, 2024, we had approximately $4.7 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of June 29, 2024 would approximate $15,893.

The Company also has approximately $38.5 million of foreign earnings that have not been repatriated to the U.S. of that amount, the Company estimates that $8.0 million is to be repatriated in the future, requiring foreign withholding taxes of $0.8 million that is currently accrued in our deferred tax liabilities. The remaining $30.5 million is considered to be permanently reinvested in Mexico, China and Vietnam. If these amounts were required to be repatriated, we estimate it would create an additional $0.8 million in foreign withholding taxes payable.
We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in Note 5 “Income Taxes” of the “Notes to Consolidated Financial Statements”.
Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of business, we enter into contracts which obligate us to make payments in the future. We have certain contractual obligations that extend beyond fiscal year 2024 under lease obligations and debt arrangements.
As of June 29, 2024, we had open purchase order commitments for materials and other supplies. Actual needs under these blanket purchase orders fluctuate with our manufacturing levels and as such cannot be broken out between fiscal years. In addition, we have contracts with many of our customers that minimize our exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with our suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations. We do not use off-balance sheet financing techniques other than traditional operating leases, and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries.
For a summary of our lease obligations as of June 29, 2024, please refer to Note 13 “Leases” of the “Notes to Consolidated Financial Statements”.
For a summary of our long-term debt obligations as of June 29, 2024, please refer to Note 4 “Long-Term Debt” of the “Notes to Consolidated Financial Statements”.
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
The Company assesses whether control of the product or services promised under the contract is transferred to the customer at a point in time (shipment) or over time (as we manufacture the product). The Company is first required to evaluate whether its contracts meet the criteria for 'over-time' or 'point-in-time' recognition. The Company has determined that for the majority of its contracts the Company is manufacturing products for which there is no alternative use due to the unique nature of the customer-specific product, IP and other contract restrictions. Further, the Company has an enforceable right to payment including a reasonable profit for performance completed to date with respect to these contracts. As a result, revenue is recognized under these contracts 'over-time' based on the input cost-to-cost method as it better depicts the transfer of control. This input method is based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, such as manufacturing contracts for which the terms do not provide an enforceable right to payment for performance completed to date, the Company recognizes revenue when it has transferred control of the related manufactured products which generally occurs upon shipment to the customer. Revenue from engineering services is recognized over time as costs related to the services are incurred, which approximates proportional performance of the service. This method is used because management considers it to be the best available measure of progress on the contracts. Revenue from scrap and excess inventory sales is recognized at the point-in-time of scrap at the customers direction, or, if applicable, shipment of the material to the customer.
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
Allowance for Credit Losses
We value our accounts receivable net of an allowance for credit losses. As of June 29, 2024, the allowance for credit losses was approximately $2.9 million. As of July 1, 2023, the allowance for credit losses was approximately $23,000. The increase during fiscal year 2024 relates to the adoption of ASC 326, which was adopted on a modified retrospective basis. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future. The estimates used are based on specific identification of potentially uncollectible accounts as well as a general calculation based on the company's collection history. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility, line of credit facility, and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with SOFR rates. The interest rates applicable to our asset-based secured line of credit facility fluctuate with Iterbancaria de Equilibrio Interest Rate. There was outstanding $107.1 million in borrowings under our asset-based senior secured revolving credit facility, MXN99 million ($5.4 million USD) outstanding in borrowing under our line of credit, and $8.0 million outstanding on our equipment financing facilities as of June 29, 2024.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” in this Annual Report on Form 10-K and Note 4 “Long-Term Debt” of the “Notes to Consolidated Financial Statements” for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. From time to time, we use Mexican Peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican Peso denominated expenses. There was $12.5 million of foreign currency forward contracts outstanding as of June 29, 2024. See Note 9 - “Derivative Financial Instruments” to the Notes to Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Key Tronic Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Key Tronic Corporation (the “Company”) as of June 29, 2024, July 1, 2023, and July 2, 2022, the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 29, 2024, July 1, 2023, and July 2, 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 14 to the consolidated financial statements, the consolidated financial statements for the years ended July 1, 2023 and July 2, 2022, have been restated to correct misstatements.

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

As described in Notes 1 and 12 to the consolidated financial statements, the Company reported revenue of $567 million for the year ended June 29, 2024, of which $497 million related to revenue recognized over time. The Company has determined that for the majority of its contracts, the Company is manufacturing products for which there is no alternative use due to the unique nature of the customer-specific product, intellectual property, and other contract restrictions. The Company has an enforceable right to payment including a reasonable profit for performance completed to date with respect to these contracts. As a result, revenue is recognized under these contracts over-time based on the input cost-to-cost method as it better depicts the transfer of control. This input method is based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation.

We identified the auditing of revenue recognized over time on contracts for manufacturing products, including the total estimated costs at completion of the performance obligation as a critical audit matter. Auditing management’s estimates used in the calculation of revenue recognized over time involved significant audit effort, as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to auditing revenue recognized over time on contracts for manufacturing products, including the total estimated costs at completion of the performance obligation, included the following, among others:

•Evaluating the methodology of estimating costs incurred to date on in-process contracts, testing the completeness and accuracy of the system generated reports used to estimate costs incurred, and performing data validation procedures.

•Recalculating the expected costs on in-process contracts, testing a selection of contracts to source documents, and tracing in-process orders to subsequent sales and shipping documentation within a reasonable period after year-end.

•Identifying and testing significant assumptions used in the revenue calculation, including the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligations.

•Comparing margins realized to trending historic margins, and comparing total revenue recognized to independent expectations of total revenues disaggregated by revenue stream.

•Performing cutoff procedures to test that revenue transactions were recorded in the appropriate period.

/s/ Moss Adams LLP

Seattle, Washington
October 15, 2024

We have served as the Company’s auditor since 2021.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 29, 2024	July 1, 2023	July 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4,752	$3,603	$1,707
Trade receivables, net of credit losses of $2,918, $23 and $12	132,559	150,600	135,876
Contract assets	21,250	29,925	21,974
Inventories	105,099	137,911	155,741
Other, net of credit losses of $1,679, $0, and $0	24,739	27,510	24,710
Total current assets	288,399	349,549	340,008
Property, plant and equipment, net	28,806	28,870	26,012
Operating lease right-of-use assets, net	15,416	16,202	16,731
Other assets:
Deferred income tax asset	17,376	12,254	10,055
Other	5,346	11,397	14,117
Total other assets	22,722	23,651	24,172
Total assets	$355,343	$418,272	$406,923
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,394	$115,899	121,393
Accrued compensation and vacation	6,510	13,351	11,836
Current portion of long-term debt	3,123	3,138	2,190
Other	15,149	19,578	28,248
Total current liabilities	104,176	151,966	163,667
Long-term liabilities:
Long-term debt, net	116,383	121,531	100,293
Operating lease liabilities	10,312	10,317	12,023
Deferred income tax liability	263	274	64
Other long-term obligations	219	3,567	5,998
Total long-term liabilities	127,177	135,689	118,378
Total liabilities	231,353	287,655	282,045
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,762, 10,762, and 10,762 shares, respectively	47,284	47,728	47,474
Retained earnings	76,921	82,986	77,829
Accumulated other comprehensive (loss) income	(215)	(97)	(425)
Total shareholders’ equity	123,990	130,617	124,878
Total liabilities and shareholders’ equity	$355,343	$418,272	$406,923
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
		Restated	Restated
	June 29, 2024	July 1, 2023	July 2, 2022
Net sales	$566,942	$605,315	$544,177
Cost of sales	527,063	557,843	500,963
Gross profit	39,879	47,472	43,214
Research, development and engineering expenses	8,333	9,735	9,821
Selling, general and administrative expenses	25,219	25,715	24,598
Gain on insurance proceeds, net of losses	(431)	(4,301)	—
Total operating expenses	33,121	31,149	34,419
Operating income	6,758	16,323	8,795
Interest expense, net	11,945	10,023	5,104
Income (loss) before income taxes	(5,187)	6,300	3,691
Income tax provision (benefit)	(2,400)	1,143	314
Net income (loss)	$(2,787)	$5,157	$3,377
Net income (loss) per share — Basic	$(0.26)	$0.48	$0.31
Weighted average shares outstanding — Basic	10,762	10,762	10,762
Net income (loss) per share — Diluted	$(0.26)	$0.47	$0.31
Weighted average shares outstanding — Diluted	10,762	10,938	11,063
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Year Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Comprehensive income:
Net income (loss)	$(2,787)	$5,157	$3,377
Other comprehensive income:
Unrealized gain (loss) on hedging instruments, net of tax	(118)	328	(2,497)
Comprehensive income (loss)	$(2,905)	$5,485	$880

Other comprehensive income for fiscal years 2024, 2023, and 2022 is reflected net of tax provision (benefit) of approximately $(0.1) million, $0.0 million, and $(0.8) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Fiscal Year Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Operating activities:
Net income (loss)	$(2,787)	$5,157	$3,377
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	11,038	9,542	7,562
Amortization of interest rate swap	97	328	301
Amortization of deferred loan costs	339	154	143
Noncash lease expense	5,663	5,712	4,261
Inventory write-down to net realizable value	322	427	950
Provision for warranty	320	313	446
Provision for credit losses	(84)	37	67
Gain on disposal of assets	(32)	(21)	(12)
Gain on insurance proceeds, net of losses	(431)	(4,301)	—
Share-based compensation expense	(444)	254	293
Deferred income taxes	(5,132)	(1,989)	481
Noncash accrued compensation benefit	(3,925)	—	—
Changes in operating assets and liabilities
Trade receivables	15,818	(14,760)	(25,619)
Contract assets	8,656	(7,951)	2,807
Inventories	32,490	17,403	(19,362)
Other assets	(587)	(1,684)	(5,912)
Accounts payable	(36,505)	(5,494)	28,569
Accrued compensation and vacation	(2,917)	1,515	365
Other liabilities	(8,123)	(15,953)	(3,624)
Cash provided by (used in) operating activities	13,776	(11,311)	(4,907)
Investing activities:
Purchases of property and equipment	(3,958)	(9,771)	(6,813)
Proceeds from sale of fixed assets	—	1,925	14
Prepayments on finance lease obligations	—	(188)	(1,252)
Proceeds from insurance	1,850	3,500	—
Cash used in investing activities	(2,108)	(4,534)	(8,051)
Financing activities:
Payment of financing costs	(807)	(245)	(118)
Proceeds from issuance of long term debt	1,178	4,375	11,594
Repayments of long-term debt	(2,977)	(2,417)	(2,143)
Borrowings under revolving credit agreement	521,088	596,121	581,893
Repayments of revolving credit agreement	(523,931)	(575,802)	(577,703)
Principal payments on finance leases	(5,070)	(4,291)	(2,331)
Cash provided by (used in) financing activities	(10,519)	17,741	11,192
Net increase (decrease) in cash and cash equivalents	1,149	1,896	(1,766)
Cash and cash equivalents, beginning of period	3,603	1,707	3,473
Cash and cash equivalents, end of period	$4,752	$3,603	$1,707
Supplemental cash flow information:
Interest payments	$10,269	$9,256	$5,110
Income tax payments, net of refunds	$2,402	$1,414	$1,315
ASC 326 Opening Balance Sheet Adjustment	$3,278	$—	$—
Recognition of operating lease liabilities and right-of-use assets	$4,877	$5,184	$5,247
Recognition of financing lease liabilities and right-of-use assets	$—	$1,940	$13,096
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, July 3, 2021	10,762	47,181	74,452	2,072	$123,705
Net income			3,377	—	3,377
Unrealized loss on hedging instruments, net of tax	—	—	—	(2,497)	(2,497)
Share-based compensation	—	293	—	—	293
Balances, July 2, 2022	10,762	47,474	77,829	(425)	$124,878
Net income	—	—	5,157	—	5,157
Unrealized gain on hedging instruments, net of tax	—	—	—	328	328
Share-based compensation	—	254	—	—	254
Balances, July 1, 2023	10,762	$47,728	$82,986	$(97)	$130,617
Net loss		—	(2,787)	—	(2,787)
CECL opening balance sheet adjustment, net of tax	—	—	(3,278)	—	(3,278)
Unrealized loss on hedging instruments, net of tax	—	—	—	(118)	(118)
Share-based compensation	—	(444)	—	—	(444)
Balances, June 29, 2024	10,762	$47,284	$76,921	$(215)	$123,990
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SIGNIFICANT ACCOUNTING POLICIES
Business
Key Tronic Corporation and subsidiaries (the Company) is engaged in contract manufacturing for original equipment manufacturers (OEMs). The Company’s headquarters are located in Spokane Valley, Washington with manufacturing operations in Oakdale, Minnesota; Fayetteville, Arkansas; Corinth, Mississippi; and foreign manufacturing operations in Juarez, Mexico; Shanghai, China; and Da Nang, Vietnam.
Liquidity
Historically, due to the timing between the procurement of raw materials, production cycle and payment from our customers, we have financed operations and met our capital expenditure requirements primarily through cash flows provided by operations and borrowings under our credit facilities. We generated operating and net income of $6.8 million and $(2.8) million respectively, during the 12-month period ended June 29, 2024 and have positive working capital of $184.2 million as of June 29, 2024. Due to the timing between the procurement of raw materials, production cycle and payment from our customers, we have relied on borrowings on our credit facilities to fund operations during fiscal year 2024. Based on current projections, we anticipate generating cash from operations as revenue increases in the first quarter of fiscal year 2025.
As of June 29, 2024, we have limited additional borrowing capacity on our credit facility, which matures on December 3, 2025. We are in discussions with multiple financial institutions to extend the borrowing capacity on our credit facility. If we are unable to meet projected operating results or extend our borrowing capacity, we may need to delay the purchase of raw materials or require our customers to fund inventory raw material costs ahead of production. Other options to increase our liquidity include factoring receivables or leveraging foreign owned assets for additional borrowing capacity. We believe that projected cash from operations, funds available under our asset-based revolving credit facility and additional financing options will be sufficient to meet our working and fixed capital requirements for at least the next 12 months.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include the allowance for credit losses, calculating inventory impairments related to obsolete and non-saleable inventories to value at net realizable value, deferred tax assets and liabilities, uncertain tax positions, impairment of long-lived assets, medical self-funded insurance liability, long-term incentive compensation accrual, the provision for warranty costs, and the fair value of stock appreciation rights granted under the Company’s share-based compensation plan. Due to uncertainties with respect to the assumptions and estimates, actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company may have cash and cash equivalents at financial institutions that are in excess of federally insured limits from time to time.
Allowance for Credit Losses
The Company evaluates the collectability of accounts receivable and records an allowance for credit losses, which reduces the receivables to an amount that management reasonably estimates will be collected. A specific allowance is recorded against receivables considered to be impaired based on the Company’s knowledge of the financial condition of the customer, and a general allowance is calculated and applied to remaining receivables based on the Company's historical collection experience. In determining the amount of the allowance, the Company considers several factors including the aging of the receivables, the current business environment and historical experience. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

The Company assesses whether control of the product or services promised under the contract is transferred to the customer at a point in time (shipment) or over time (as we manufacture the product). The Company is first required to evaluate whether its contracts meet the criteria for 'over-time' or 'point-in-time' recognition. The Company has determined that for the majority of its contracts the Company is manufacturing products for which there is no alternative use due to the unique nature of the customer-specific product, IP and other contract restrictions. The Company has an enforceable right to payment including a reasonable profit for performance completed to date with respect to these contracts. As a result, revenue is recognized under these contracts 'over-time' based on the input cost-to-cost method as it better depicts the transfer of control. This input method is based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, such as manufacturing contracts for which the terms do not provide an enforceable right to payment for performance completed to date, the Company recognizes revenue when it has transferred control of the related manufactured products which generally occurs upon shipment to the customer. Revenue from engineering services is recognized over time as costs related to the services are incurred, which approximates proportional performance of the service. This method is used because management considers it to be the best available measure of progress on the contracts. Revenue from scrap and excess inventory sales is recognized at the point-in-time of scrap at the customers direction, or, if applicable, shipment of the material to the customer.
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

We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments based on new assessments and changes in estimates and which may not accurately forecast actual outcomes. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax provision. The tax years 2005 through the present remain open to examination by the major U.S. taxing jurisdictions to which we are subject. For further discussions, please refer to Footnote “Income Taxes” of the “Notes to Consolidated Financial Statements.”
Derivative Instruments and Hedging Activities
The Company has previously entered into foreign currency forward contracts and an interest rate swap which are accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI) and is reclassified into earnings in the same period in which the underlying hedged transaction affects earnings. The derivative’s effectiveness represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. As of June 29, 2024, the Company had outstanding foreign currency forward contracts with a notional amount of $12.5 million.
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, current liabilities, and non-current operating lease liability are reflected on the balance sheets at June 29, 2024, July 1, 2023, and July 2, 2022 , reasonably approximate their fair value. The Company had an outstanding balance on its lines of credit of $112.6 million as of June 29, 2024, $115.4 million as of July 1, 2023, and $95.1 million as of July 2, 2022 with a carrying value that reasonably approximates the fair value. The Company had an outstanding balance on its foreign term loan of MXN40.5 million ($2.2 million USD) as of June 29, 2024, MXN58.2 million ($3.4 million USD) as of July 1, 2023, and MXN93.3 million ($4.6 million USD) as of July 2, 2022 with a carrying value that reasonably approximates the fair value. The domestic equipment term loans were $5.8 million as of June 29, 2024, $6.5 million as of July 1, 2023, and $3.3 million as of July 2, 2022 with a carrying value that reasonably approximates the fair value.
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
In March of 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, which clarifies specific issues raised by stakeholders. Specifically, the ASU clarifies the following: 1) that all entities are required to provide the fair value option disclosures in ASC 825, Financial Instruments 2) clarifies that the portfolio exception in ASC 820, Fair

Value Measurement, applies to nonfinancial items accounted for as derivatives under ASC 815, Derivatives and Hedging; 3) clarifies that for purposes of measuring expected credit losses on a net investment in a lease in accordance with ASC 326, Financial Instruments - Credit Losses, the lease term determined in accordance with ASC 842, Leases, should be used as the contractual term; 4) clarifies that when an entity regains control of financial assets sold, it should recognize an allowance for credit losses in accordance with ASC 326; and 5) aligns the disclosure requirements for debt securities in ASC 320, Investments - Debt Securities, with the corresponding requirements for depository and lending institutions in ASC 942, Financial Services - Depository and Lending. The amendments in the ASU have various effective dates and transition requirements which are dependent on timing of adoption of ASU 2016-13. The Company adopted this amendment as of the effective date of July 2, 2023 on a modified retrospective basis. This ASU did not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance was effective for the Company beginning in the first quarter of fiscal year 2024. The Company adopted this amendment as of the effective date of July 2, 2023, and the impacts are disclosed in opening retained earnings on the Consolidated Statement of Shareholders' Equity. Refer to further discussion in Note 15 - "Restatement of Interim Financial Information"
Fiscal Year
The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2024 and 2023 ended on June 29, 2024 and July 1, 2023, respectively. Fiscal years 2022, 2023 and 2024 were 52 week years.

2. INVENTORIES
Inventory as of June 29, 2024 is $105.1 million compared to $137.9 million as of July 1, 2023 and $155.7 million as of July 2, 2022. The components of inventories consist of the following (in thousands):

	June 29, 2024	July 1, 2023	July 2, 2022
	(in thousands)
Raw materials and supplies	$80,570	$109,078	$131,980
Work-in-process	24,529	28,833	23,761
Inventories	$105,099	$137,911	$155,741

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	Life	June 29, 2024	July 1, 2023	July 2, 2022
	(in years)	(in thousands)
Land	—	$4,034	$4,034	$4,034
Buildings and improvements	3 to 30	27,821	26,459	25,841
Equipment	1 to 10	80,049	77,823	71,180
Furniture and fixtures	3 to 5	6,660	5,418	5,286
Total property, plant and equipment		118,564	113,734	106,341
Accumulated depreciation		(89,758)	(84,864)	(80,329)
Property, plant and equipment, net		$28,806	$28,870	$26,012

	Fiscal Year Ended
	June 29, 2024	July 1, 2023	July 2, 2022
	(in thousands)
Depreciation expense	$5,270	$4,700	$4,940

4. LONG-TERM DEBT
Debt consists of the following:

	Maturity Date	Interest Rate	June 29, 2024	July 1, 2023	July 2, 2022
			(in thousands)
Asset-based senior secured revolving credit facility (1)	December 3, 2025	9.5%	$107,149	$115,395	$95,077
Foreign line of credit (2)	December 11, 2026	14.0%	5,403	—	—
Domestic term loan - Balboa (3)	September 19, 2030	6% to 8%	4,535	4,148	—
Foreign term loan - Banorte (4)	April 24, 2026	5.5%	$2,200	$3,400	$4,600
Domestic term loan - Bank of America (5)	August 14, 2025	4.9%	$1,277	$2,316	$3,305
Total debt			120,564	125,259	102,982
Less: current portion of debt			(3,123)	(3,138)	(2,190)
Less: unamortized financing costs			(1,059)	(590)	(499)
Long-term debt, net			$116,382	$121,531	$100,293

(1) On August 14, 2020, the Company entered into a loan agreement with Bank of America (“Loan Agreement”). The Loan Agreement replaced the Company’s prior amended and restated credit agreement, as amended, with Wells Fargo Bank. The Loan Agreement provides for an asset-based senior secured revolving credit facility with an original availability of up to $93 million.
On September 3, 2021, the Company entered into an amendment to the Loan Agreement, which increased the availability under the credit facility to $120 million, subject to the Company’s borrowing base, and set the maturity date to September 3, 2026. On August 26, 2022, the Company entered into a third amendment to the Loan Agreement, which removed the cash flow leverage ratio covenant and increased the interest rate by 25 basis points. On May 7, 2024, the Company entered into a fourth amendment to the Loan Agreement, effective as of March 29, 2024, which amendment modified debt covenant provisions to reduce the minimum requirement for the fixed charge coverage ratio from 1.25:1.00 to 1.00:1.00 as of March 30, 2024 and allow for the add back of severance expenses incurred during the quarter ended March 30, 2024. The minimum requirement for the fixed charge coverage ratio will increase as follows: 1.05:1.00 on July 27, 2024, 1.15:1.00 on October 26, 2024, 1.20:1.00 on January 25, 2025, and 1.25:1.00 on and after March 29, 2025. In addition, the amendment increased the interest rate by 100 basis points beginning on March 29, 2024 and moved forward the maturity date by one year to September 3, 2025. On September 27, 2024, the Company entered into a fifth amendment to the Loan Agreement, which extended the maturity date by three months to December 3, 2025. On October 9, 2024, the Company entered into a sixth amendment to the Loan Agreement, The Amendment waived existing events of default relating to non-compliance with (a) prescribed fixed charge coverage ratios for the periods ending June 29, 2024 and July 27, 2024 and (b) delivering audited financial statements within 90 days of the Company's fiscal year-end. The Amendment increased the interest rate by 50 basis points beginning on October 9, 2024 so that the applicable margin on base rate loans is 3.50% and term SOFR loans is 4.50%. In addition, the Amendment increased the availability block, which reduces the calculated borrowing base under the Loan Agreement, from $8 million to $10 million, with further increases to $11 million and $12 million to be effective on December 31, 2024 and March 31, 2025, respectively.
As of June 29, 2024, the Company had an outstanding balance under the asset-based revolving credit facility of $107.1 million, $0.3 million in outstanding letters of credit and $12.9 million available for future borrowings.
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
Generally, the interest rate applicable to loans under the Bank of America loan agreement will be, at the Company’s option: (i) the base rate which is the highest of (a) the Prime Rate for such day, (b) the Federal Funds Rate for such day plus 0.50%, and (c) Term SOFR for a one month interest period as of such day, plus 1.00% (provided that in no event shall the base rate be less than zero), plus the applicable interest margin for base rate loans; or (ii) SOFR rate for an applicable interest period, plus the applicable interest margin for SOFR rate loans. As modified by the sixth amendment to the Loan Agreement, the applicable interest margin on: (x) base rate loans is 3.50% and (y) SOFR rate loans is 4.50%, resetting on a quarterly basis. If there is an event of default that is not waived under the Loan Agreement, all loans and other obligations will bear interest at a rate of an additional 2.00% on the otherwise applicable interest rates. In addition to interest charges, the Company is required to pay a fee of 0.25% per annum on the unused portion of the Credit Facility, monthly in arrears.
As of June 29, 2024, the interest rate on the asset-based revolving credit facility with Bank of America was 9.46%.
(2) On December 11, 2023, the Company entered into a loan agreement in Mexican peso with Banorte Financial Group. The agreement provides for a three-year secured line of credit up to MXN100 million, subject to the Company’s borrowing base, maturing on December 11, 2026. The credit facility bears interest at Iterbancario de Equilibrio Interest Rate plus 2.75%, and as of June 29, 2024, was 13.99%. As of June 29, 2024, the Company had an outstanding balance under the revolving credit facility of MXN99 million ($5.4 USD) and MXN1 million ($0.1 million USD) available for future borrowings.
(3) On September 19, 2023, the Company entered into a $1.1 million equipment financing agreement with Ameris Bank dba Balboa Capital ("Balboa Capital"). Combining with other equipment financing agreements entered in the third quarter of fiscal year 2023, a total of $5.5 million relates to the Company’s existing manufacturing equipment that bears an interest rate range of 6% - 8% and matures in the first quarter of fiscal 2030. Under these loan agreements, equal monthly payments of $94,000 commenced in the fourth quarter of fiscal year 2024 and will continue through the maturity of the equipment financing facility in the first quarter of fiscal 2030. The Company had an outstanding balance $4.5 million as of June 29, 2024.
(4) On November 24, 2020, the Company entered into a $6.0 million equipment financing facility related to the Company’s existing manufacturing equipment that bears interest at 5.52% and matures on April 24, 2026. Under this loan agreement, equal monthly payments of $100,000 commenced on May 24, 2021 and will continue through the maturity of the equipment financing facility on April 24, 2026. As of June 29, 2024, the Company had an outstanding balance of $2.2 million. As of July 1, 2023, the Company had an outstanding balance of $3.4 million. As of July 2, 2022, the Company had an outstanding balance of $4.6 million.
(5) On August 14, 2020, the Company entered into a $5.0 million equipment financing facility with Bank of America relating to the Company’s existing U.S. manufacturing equipment that bears interest at 4.85% and matures on August 14, 2025. Under this loan agreement, equal monthly payments of approximately $94,000 commenced on September 14, 2020 and will continue through the maturity of the equipment financing facility on August 14, 2025. As of June 29, 2024, the Company had an outstanding balance of $1.3 million. As of July 1, 2023, the Company had an outstanding balance of $2.3 million. As of July 2, 2022, the Company had an outstanding balance of $3.3 million.
Debt maturities as of June 29, 2024 for the next five years are as follows (in thousands):

Fiscal Years Ending	Amount
2025	$3,123
2026	109,230
2027	6,363
2028	1,032
2029	816
2030 - Thereafter	—
Total debt	120,564
Unamortized financing costs	(1,059)
Long-term debt, net of unamortized financing costs	$119,505
The Company must comply with certain financial covenants, including a fixed charge coverage ratio. The credit agreement requires the Company to grant certain inspection rights to Bank of America, limit or restrict the Company’s cash management; limit or restrict the ability of the Company to incur additional liens, make acquisitions or investments, incur additional indebtedness, engage in mergers, consolidations, liquidations, dissolutions, or dispositions, pay dividends or other restricted payments, prepay certain indebtedness, engage in transactions with affiliates, and use proceeds. As of June 29, 2024, The Company was not in compliance with the fixed coverage charge ratio. On October 9, 2024, the Company executed a sixth amendment to the Loan Agreement which waived existing events of default as of that date.

5. INCOME TAXES
Income tax benefit consists of the following:

	Fiscal Year Ended
	June 29, 2024	July 1, 2023	July 2, 2022
	(in thousands)
Current income tax provision (benefit):
United States	$263	$998	$(2,179)
Foreign	1,451	2,134	2,012
	1,714	3,132	(167)
Deferred income tax provision (benefit):
United States	(4,322)	(2,130)	443
Foreign	208	141	38
	(4,114)	(1,989)	481
Total income tax provision	$(2,400)	$1,143	$314
The Company has gross tax credit carryforwards of approximately $10.4 million at June 29, 2024 consisting of federal research and development (R&D) tax credits.
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
The Company continuously evaluates impact of tax law and regulatory changes. The Company noted no changes during the current quarter or fiscal year that would have a material impact on its provision for income taxes or overall income tax position.
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
The Company expects to repatriate a portion of its foreign earnings based on increased net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company expects to repatriate approximately $8.0 million from China, in the future. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.

The Company’s effective tax rate differs from the federal tax rate as follows:

	Fiscal Year Ended
	June 29, 2024	July 1, 2023	July 2, 2022
	(in thousands)
Federal income tax provision at statutory rates	$(1,089)	$1,322	$775
State income taxes, net of federal tax effect	(145)	(25)	86
Foreign tax rate differences	(71)	137	336
Net operating loss carryback	—	—	(593)
Effect of income tax credits	(929)	(1,020)	(920)
Previously unrecognized tax benefits	(232)	(75)	146
Inflation adjustments	132	118	178
Tax penalties & interest included in tax provision	—	—	179
Global Intangible Low-Taxed Income (GILTI) tax	53	33	59
Provision to return reconciliation	(68)	52	(91)
Equity compensation shortfall	51	73	104
Foreign Exchange Gains/Losses Unrealized for Tax Purposes	(126)	277	23
Other	24	251	32
Income tax provision (benefit)	$(2,400)	$1,143	$314

The domestic and foreign components of income before income taxes were:

	Fiscal Year Ended
	June 29, 2024	July 1, 2023	July 2, 2022
	(in thousands)
Domestic	$(13,539)	$(1,086)	$(2,890)
Foreign	8,352	7,386	6,581
Income before income taxes	$(5,187)	$6,300	$3,691

Deferred income tax assets and liabilities consist of the following at:

	June 29, 2024	July 1, 2023	July 2, 2022
	(in thousands)
Deferred tax assets:
Tax credit carryforwards, net	$7,544	$6,812	$7,990
Net operating loss	—	—	486
Inventory	252	267	247
Identifiable intangibles	247	308	370
Accruals	2,340	2,421	2,406
Property, plant, and equipment	—	1,328	1,200
ASC 606 deferred costs	3,852	4,802	4,216
Lease liabilities	3,542	3,775	3,671
Interest expense deduction carryforward	2,765	977	580
Research and development expenses	6,042	3,860	—
Other	505	271	465
Deferred income tax assets	$27,089	$24,821	$21,631
Deferred tax liabilities:
Accrued withholding tax - unremitted earnings	(796)	(754)	(754)
Property, plant, and equipment	(127)	—	—
Right-of-use assets	(3,609)	(3,857)	(3,663)
Tax capital lease liabilities	(764)	(2,832)	(2,385)
ASC 606 accelerated revenue	(3,882)	(4,599)	(3,736)
Other	(798)	(799)	(1,102)
Deferred income tax liabilities	$(9,976)	$(12,841)	$(11,640)
Net deferred income tax assets	$17,113	$11,980	$9,991
Balance sheet caption reported in:
Long-term deferred income tax asset	$17,376	$12,254	$10,055
Long-term deferred income tax liability	(263)	(274)	(64)
Net deferred income tax asset	$17,113	$11,980	$9,991
Uncertain Tax Positions:
The Company has R&D tax credits that approximate $10.4 million that have 20-year carryforwards before expiring. The Company’s R&D tax credits expire in various fiscal years from 2033 to 2044.
As of June 29, 2024, the Company had unrecognized tax benefits of $2.9 million related to its gross R&D tax credits. The unrecognized tax benefits relate to certain R&D tax credits generated from 2005 to 2024.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	June 29, 2024	July 1, 2023	July 2, 2022
	(in thousands)
Beginning Balance	$3,028	$2,998	$4,863
Additions based on tax positions related to the current year	110	120	286
Adjustment to prior year tax positions & amended tax returns	(7)	(15)	(2,296)
Lapse of statute of limitations	(232)	(75)	145
Ending Balance	$2,899	$3,028	$2,998
The $2.9 million of unrecognized tax benefits at the end of fiscal year 2024, if recognized, would reduce the effective tax rate. Management does not anticipate any material changes to this amount during the next 12 months.

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

	Fiscal Year Ended (in thousands, except per share information)
	June 29, 2024	July 1, 2023	July 2, 2022
Net income (loss)	$(2,787)	$5,157	$3,377

Weighted average shares outstanding—basic	10,762	10,762	10,762
Effect of dilutive common stock awards	—	176	301
Weighted average shares outstanding—diluted	10,762	10,938	11,063
Net income (loss) per share—basic	$(0.26)	$0.48	$0.31
Net income (loss) per share—diluted	$(0.26)	$0.47	$0.31
Antidilutive SARs not included in diluted earnings per share	515	376	619

7. STOCK-BASED COMPENSATION AND BENEFIT PLANS
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
In addition to service conditions, these SARs contain a performance condition. The additional performance condition is based upon the achievement of Return on Invested Capital (ROIC) goals relative to a peer group. All awards with performance conditions are measured over the vesting period and are charged to compensation expense over the requisite service period based on the number of shares expected to vest. The SARs cliff vest after a three-year period from date of grant based on the performance metric and expire five years from date of grant.
On July 29, 2022, the Company granted 145,000 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $5.10 and a grant date fair value of $2.09. As of June 29, 2024, 136,250 remain outstanding. The grant date fair value for the awards granted during fiscal year 2023, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of July 29, 2022:

Fiscal Year 2023
July 29, 2022
Expected dividend yield	—%
Risk-free interest rate	3.01%
Expected volatility	48.56%
Expected life	4.00
On August 9, 2021, the Company granted 165,000 SARs under the 2010 Incentive Plan to certain key employees and outside directors at a strike price of $7.17 and a grant date fair value of $2.73. As of June 29, 2024, 136,250 remain outstanding. The grant date fair value for the awards granted during fiscal year 2022, were estimated using the Black Scholes option valuation method with the following weighted average assumptions as of August 9, 2021:

Fiscal Year 2022
August 9, 2021
Expected dividend yield	—%
Risk-free interest rate	0.62%
Expected volatility	48.58%
Expected life	4.00
The Black-Scholes option valuation model is used by the Company for estimating the fair value of SARs. Option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. Changes in these assumptions can materially affect the fair value estimates.
Share-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. Share-based compensation expense for fiscal years ended June 29, 2024, July 1, 2023 and July 2, 2022 was $(0.4) million, $0.3 million and $0.3 million, respectively. The fiscal year 2024 amount relates to reversal of prior expense for which performance metrics were not ultimately attained.
There were no SARs exercised during fiscal year 2024, fiscal year 2023 and fiscal year 2022.
As of June 29, 2024, total unrecognized compensation expense related to nonvested share-based compensation arrangements was approximately $0.1 million. This expense is expected to be recognized over a weighted-average period of 1.0 years.
The following table summarizes the Company’s SARs activity from July 3, 2021 through June 29, 2024:

	SARs Available For Grant	SARs Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balances, July 3, 2021	688,084	791,250		$7.15	1.9
SARs granted	(165,000)	165,000		$7.17
SARs expired	197,500	(197,500)		$8.17
Balances, July 2, 2022	720,584	758,750	$—	$6.89	2.1
SARs granted	(145,000)	145,000		$5.10
SARs forfeited	90,000	(90,000)		$6.55
SARs expired	187,500	(187,500)		$7.26
Balances, July 1, 2023	853,084	626,250	$—	$6.41	2.2
SARs forfeited	137,500	(137,500)		$6.90
SARs expired	101,250	(101,250)		$8.17
Balances, June 29, 2024	1,091,834	387,500	$—	$5.78	1.8
Exercisable at June 29, 2024		115,000	$—	$4.93	0.1

The Company has defined contribution plans available to U.S. employees who have attained age 21. Company contributions to the plans were approximately $1.3 million, $1.1 million and $0.9 million during fiscal years 2024, 2023 and 2022, respectively.

8. COMMITMENTS AND CONTINGENCIES
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management's estimates, adjustments to recognize additional cost of sales may be required in future periods. As of June 29, 2024, July 1, 2023, and July 2, 2022 the reserve for warranty costs was approximately $164,000, $29,000, and $31,000 respectively.
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
9. DERIVATIVE FINANCIAL INSTRUMENTS
As of June 29, 2024, the Company had outstanding foreign currency forward contracts with a total notional amount of $12.5 million. The maturity dates for these contracts extend through December 2024. For the three months ended June 29, 2024, the Company entered into $12.5 million of foreign currency forward contracts and did not settle any of contracts. During the same period of the previous year, the Company did not enter or settle any foreign currency forward contracts.
For the twelve months ended June 29, 2024, the Company entered into $19.0 million of foreign currency forward contracts and settled $6.5 million of contracts. During the same period of the previous year, the Company did not enter into or settle any foreign currency forward contracts.
On November 6, 2019, the Company entered into an interest rate swap contract with an effective date of November 6, 2019 and a termination date of September 30, 2022, related to the borrowings outstanding under the term loan with Wells Fargo Bank. This interest rate swap contract was terminated on August 14, 2020 when the Company entered into a loan and security agreement with Bank of America. At date of termination this interest rate swap was in a liability position of $148,400, which was amortized to interest expense over the original term of the swap.
On November 6, 2019, the Company entered into an interest rate swap contract with an effective date of November 6, 2019 and a termination date of November 1, 2023, related to the borrowings outstanding under the line of credit with Wells Fargo Bank. This interest rate swap contract was terminated on August 14, 2020 when the Company entered into a loan and security agreement with Bank of America. At date of termination this interest rate swap was in a liability position of $776,500, which was amortized to interest expense over the original term of the swap.
The following table summarizes the fair value of the derivative instruments in the Consolidated Balance Sheets as of June 29, 2024, July 1, 2023 and July 2, 2022 (in thousands):

		Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20	Balance Sheet Location	June 29, 2024	July 1, 2023	July 2, 2022
Foreign currency forward contracts	Other current liabilities	$277	$—	$—

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Operations for the fiscal year 2024, 2023 and 2022, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 1, 2023	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of June 29, 2024
Forward contracts	Cost of sales	—	287	(72)	215
Interest rate swap	Interest expense	(97)	—	97	—
Total		$(97)	287	25	215

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 2, 2022	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of July 1, 2023
Forward contracts	Cost of sales	$(79)	$—	$79	$—
Interest rate swap	Interest expense	(346)	—	249	(97)
Total		$(425)	$—	$328	$(97)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 28, 2021	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of July 2, 2022
Forward contracts	Cost of sales	$2,721	$950	(3,750)	$(79)
Interest rate swap	Interest expense	(649)	—	303	(346)
Total		$2,072	$950	$(3,447)	$(425)
As of June 29, 2024, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our line of credit and foreign currency risk resulting from our China operations. The Company does not currently manage these risk exposures by using derivative instruments.
10. FAIR VALUE MEASUREMENTS
The Company has adopted ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and expands disclosures about fair value measurements. There are three levels of fair value hierarchy inputs used to value assets and liabilities which include: Level 1 – inputs are quoted market prices for identical assets or liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – inputs are unobservable inputs for the asset or liability. There have been no changes in the fair value methodologies used at June 29, 2024, July 1, 2023, and July 2, 2022.
The carrying values of cash and cash equivalents, accounts receivable, contract assets, and current liabilities are reflected on the balance sheets at June 29, 2024, July 1, 2023, and July 2, 2022 and reasonably approximate their fair value.
The Company’s long-term debt, which is measured at amortized cost, primarily consists of an asset-based revolving credit facility, and equipment loans. These borrowings bear interest at SOFR plus 4.5% per the loan agreement. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current credit risk as discussed in Footnote “Long-Term Debt” of the “Notes to Consolidated Financial Statements.”
As a result of the determinable market rates for our asset-based revolving credit facility and equipment loans, they are classified within Level 2 of the fair value hierarchy. Further, the carrying value of each of these instruments reasonably approximates their fair value as of June 29, 2024, July 1, 2023, and July 2, 2022.

11. ENTERPRISE-WIDE DISCLOSURES
Operating segments are defined in ASC Topic 280, Segment Reporting as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of June 29, 2024, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services as this is the only discrete financial information that is regularly reviewed by the chief operating decision maker. This segment provides integrated electronic and mechanical engineering, assembly, sourcing and procurement, logistics, and new product testing for our customers.
Products and Services
Of the revenues for the years ended June 29, 2024, July 1, 2023, and July 2, 2022 contract manufacturing sales and services were $566.9 million, $605.3 million, and $544.2 million respectively.
Geographic Areas
Net sales and long-lived assets (property, plant, and equipment) by geographic area for the years ended and as of June 29, 2024, July 1, 2023, and July 2, 2022 are summarized in the following table. Net sales set forth below are based on the shipping destination. Long-lived assets information is based on the physical location of the asset and includes property, plant and equipment, net, and operating lease right-of-use assets, net.

	Fiscal Year Ended
	(in thousands)
		Restated	Restated
	2024	2023	2022
Geographic net sales:
Domestic (U.S.)	$439,334	$518,819	$450,380
Foreign	127,608	86,496	93,797
Total	$566,942	$605,315	$544,177

Long-lived assets:
United States	$24,497	$21,799	$14,440
Mexico	15,531	18,203	22,473
Vietnam	3,780	4,547	5,228
China	414	523	601
Total	$44,222	$45,072	$42,742
Percentage of net sales made to customers located in the following countries:

	Fiscal Year Ended
	2024	2023	2022
United States	77%	86%	83%
China	22%	13%	15%
Other foreign countries (a)	1%	1%	2%
Total	100%	100%	100%
(a) No other individual foreign country accounted for 10% or more of the foreign sales in fiscal years 2024 or 2023.

Significant Customers
The percentage of net sales to and trade accounts receivables from significant customers were as follows:

	Percentage of Net Sales Fiscal Year			Percentage of Trade Receivables Fiscal Year
	2024	2023	2022	2024	2023	2022
Customer A	20%	12%	12%	21%	16%	13%
Customer B	*	*	13%	*	*	*

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
The Company assesses whether control of the product or services promised under the contract is transferred to the customer at a point in time (shipment) or over time (as we manufacture the product). The Company is first required to evaluate whether its contracts meet the criteria for 'over-time' or 'point-in-time' recognition. The Company has determined that for the majority of its contracts the Company is manufacturing products for which there is no alternative use due to the unique nature of the customer-specific product, IP and other contract restrictions. The Company has an enforceable right to payment including a reasonable profit for performance completed to date with respect to these contracts. As a result, revenue is recognized under these contracts 'over-time' based on the input cost-to-cost method as it better depicts the transfer of control. This input method is based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, such as manufacturing contracts for which the terms do not provide an enforceable right to payment for performance completed to date, the Company recognizes revenue when it has transferred control of the related manufactured products which generally occurs upon shipment to the customer. Revenue from engineering services is recognized over time as costs related to the services are incurred, which approximates proportional performance of the service. This method is used because management considers it to be the best available measure of progress on the contracts. Revenue from scrap and excess inventory sales is recognized at the point-in-time of scrap at the customers direction, or, if applicable, shipment of the material to the customer.
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
During fiscal 2024, 2023 and 2022, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.

Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional.
The following table summarizes the activity in the Company’s contract assets during the twelve months ended June 29, 2024 (in thousands):

Contract Assets
Beginning balance, July 1, 2023	$29,925
Revenue recognized	497,348
Amounts collected or invoiced	(506,023)
Ending balance, June 29, 2024	$21,250

The following table summarizes the activity in the Company’s contract assets during the twelve months ended July 1, 2023 (in thousands):

Contract Assets
Beginning balance, July 2, 2022	$21,974
Revenue recognized	590,624
Amounts collected or invoiced	(582,673)
Ending balance, July 1, 2023	$29,925

The following table summarizes the activity in the Company’s contract assets during the twelve months ended July 2, 2022 (in thousands):

Contract Assets
Beginning balance, July 3, 2021	$24,781
Revenue recognized	528,204
Amounts collected or invoiced	(531,011)
Ending balance, July 2, 2022	$21,974

Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the twelve months ended June 29, 2024, the twelve months ended July 1, 2023, and the twelve months ended July 2, 2022 (in thousands):

	Revenue
Recognition	June 29, 2024	July 1, 2023 (Restated)	July 2, 2022 (Restated)
Over-Time	$497,348	$590,624	$528,193
Point-in-Time	69,594	14,691	15,984
Total	$566,942	$605,315	$544,177

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
For operating leases, management assumed a discount rate of 4.0%. The weighted average discount rate is disclosed in the tables below.

The components of lease cost were as follows as of June 29, 2024, July 1, 2023 and July 2, 2022 (in thousands):

		Year Ended	Year Ended	Year Ended
Lease cost	Classification	June 29, 2024	July 1, 2023	July 2, 2022
Operating lease cost	Cost of sales	$4,814	$4,519	$6,442
Operating lease cost	Selling, general and administrative expenses	$734	$737	$929

Financing lease cost	Cost of sales	$4,865	$3,891	$2,054
Financing lease cost	Selling, general and administrative expenses	$206	$161	$64

Total lease cost		$10,619	$9,308	$9,489

Fixed lease cost		$6,169	$8,171	$7,941
Short-term lease cost		4,450	1,137	1,548
Total lease cost		$10,619	$9,308	$9,489

Amounts reported in the Consolidated Balance Sheet as of June 29, 2024, July 1, 2023 and July 2, 2022 were (in thousands, except weighted average lease term and discount rate):

	June 29, 2024	July 1, 2023	July 2, 2022
Operating Leases:
Operating lease right of use assets	$15,416	$16,202	$16,731
Operating lease liabilities (1)	$15,416	$16,202	$16,731

Weighted-average remaining lease term (in years)
Operating leases	3.97	4.55	5.28

Weighted-average discount rate
Operating leases	4.00%	4.00%	4.00%

Financing Leases (2):
Financing lease right of use assets	$3,569	$9,718	$12,464
Financing lease liabilities	$2,128	$8,278	$11,211

Weighted-average remaining lease term (in years)
Financing leases	1.06	1.89	2.56

Weighted-average discount rate
Financing leases	11.18%	9.96%	8.82%

(1) The current portion of the total operating lease liabilities of $5.1 million is classified under Other Current Liabilities, resulting in $10.3 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
(2) The total finance lease right of use assets of $3.6 million is classified under Other Long-term Assets. The current portion of the total finance lease liabilities of $1.9 million is classified under Other Current Liabilities, resulting in $0.2 million classified in Other Long-term Liabilities section of the condensed consolidated balance sheet.

Future lease payments under non-cancellable leases as of June 29, 2024 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2025	$5,104	$1,909
2026	4,147	501
2027	3,238	—
2028	2,281	—
2029	1,051	—
Thereafter	822	—
Total undiscounted lease payments	16,643	2,410
Less: present value discount	(1,227)	(282)
Total lease liabilities	$15,416	$2,128

14. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company's consolidated financial statements as of and for the year ended June 29, 2024, the Company concluded that cost recovery of material price variances was not being consistently recorded across its facilities. Material price variance occurs when the price the Company pays for materials exceeds the price quoted to customers, and the Company typically recovers the excess cost from customers through a sales price adjustment. Per Company policy, this cost recovery should be recorded as net sales when inventory enters the production process, however, certain of the Company’s facilities were recording the cost recovery as a reduction to cost of sales. These errors resulted in an understatement of both net sales and cost of sales for the years ended July 1, 2023 and July 2, 2022 (the "impacted annual periods"). As a result, the Company has restated its consolidated statements of operations for the impacted annual periods presented herein. The nature of the restatement adjustments shown below and their impact on the previously issued consolidated statements of operations is to increase net sales and increase cost of sales to appropriately reflect these transactions as sales price adjustments.

	Fiscal Year Ended 7/1/2023
CORRECTED CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except per share information)	As previously reported	Adjustments	As restated
Net sales	$588,135	$17,180	$605,315
Cost of sales	540,663	17,180	557,843
Gross profit	47,472	—	47,472
Research, development and engineering expenses	9,735	—	9,735
Selling, general and administrative expenses	25,715	—	25,715
Gain on insurance proceeds, net of losses	(4,301)	—	(4,301)
Total operating expenses	31,149	—	31,149
Operating income	16,323	—	16,323
Interest expense, net	10,023	—	10,023
Income before income taxes	6,300	—	6,300
Income tax provision	1,143	—	1,143
Net income	$5,157	$—	$5,157
Net income per share — Basic	$0.48	$—	$0.48
Weighted average shares outstanding — Basic	10,762	—	10,762
Net income per share — Diluted	$0.47	$—	$0.47
Weighted average shares outstanding — Diluted	10,938	—	10,938

	Fiscal Year Ended 7/2/2022
CORRECTED CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except per share information)	As previously reported	Adjustments	As restated
Net sales	$531,815	$12,362	$544,177
Cost of sales	488,601	12,362	500,963
Gross profit	43,214	—	43,214
Research, development and engineering expenses	9,821	—	9,821
Selling, general and administrative expenses	24,598	—	24,598
Gain on insurance proceeds, net of losses	—	—	—
Total operating expenses	34,419	—	34,419
Operating income	8,795	—	8,795
Interest expense, net	5,104	—	5,104
Income before income taxes	3,691	—	3,691
Income tax provision	314	—	314
Net income	$3,377	$—	$3,377
Net income per share — Basic	$0.31	$—	$0.31
Weighted average shares outstanding — Basic	10,762	—	10,762
Net income per share — Diluted	$0.31	$—	$0.31
Weighted average shares outstanding — Diluted	11,063	—	11,063

All referenced amounts for prior periods in these financial statements and the notes herein reflect the balances and amounts on a restated basis.

15. RESTATEMENT AND REVISION OF INTERIM FINANCIAL INFORMATION

Restatement of Unaudited Consolidated Statements of Operations

In connection with the preparation of the Company’s consolidated financial statements as of and for the year ended June 29, 2024, the Company concluded that cost recovery of material price variances was not being consistently recorded across its facilities. Material price variance occurs when the price the Company pays for materials exceeds the price quoted to customers, and the Company typically recovers the excess cost from customers through a sales price adjustment. Per Company policy, this cost recovery should be recorded as net sales when inventory enters the production process, however, certain of the Company’s facilities were recording the cost recovery as a reduction to cost of sales. These errors resulted in an understatement of both net revenues and cost of sales for the quarters ended March 30, 2024, December 30, 2023, September 30, 2023, April 1, 2023, December 31, 2022, October 1, 2022, April 2, 2022, January 1, 2022, and October 2, 2022 (the “impacted quarterly periods”). As a result of these errors, the Company has restated its unaudited consolidated statements of operations for the impacted quarterly periods in the following tables. The unaudited consolidated balance sheets, statements of comprehensive income, shareholders’ equity and cash flows for the impacted quarters were not impacted by the errors noted above and have not been restated; provided, that the unaudited consolidated balance sheets as of March 30, 2024, December 30, 2023, September 30, 2023 have been revised as a result of error related to the adoption of ASU 326 as discussed below under "Revision of Unaudited Consolidated Balance Sheets."

	Interim periods - fiscal year 2024 (in thousands, except per share information)
CORRECTED CONSOLIDATED STATEMENT OF OPERATIONS	As restated - three months ended 9/30/23		As restated - three months ended 12/30/23		As restated - three months ended 3/30/24		Three months ended 6/29/24	Twelve months ended 6/29/24
Net sales	$150,112	[1]	$147,847	[2]	$142,427	[3]	$126,556	$566,942
Cost of sales	139,250	[1]	136,084	[2]	134,346	[3]	117,383	527,063
Gross profit	10,862		11,763		8,081		9,173	39,879
Research, development and engineering expenses	2,241		1,758		2,234		2,100	8,333
Selling, general and administrative expenses	5,784		6,057		6,422		6,956	25,219
Gain on insurance proceeds, net of losses	(431)		—		—		—	(431)
Total operating expenses	7,594		7,815		8,656		9,056	33,121
Operating income	3,268		3,948		(575)		117	6,758
Interest expense, net	3,011		2,961		2,800		3,173	11,945
Income (loss) before income taxes	257		987		(3,375)		(3,056)	(5,187)
Income tax provision (benefit)	(78)		(97)		(1,154)		(1,071)	(2,400)
Net income (loss)	$335		$1,084		$(2,221)		$(1,985)	$(2,787)
Net income (loss) per share — Basic	$0.03		$0.10		$(0.21)		$(0.18)	$(0.26)
Weighted average shares outstanding — Basic	10,762		10,762		10,762		10,762	10,762
Net income (loss) per share — Diluted	$0.03		$0.10		$(0.21)		$(0.18)	$(0.26)
Weighted average shares outstanding — Diluted	11,003		10,889		10,762		10,762	10,762

[1] - Includes an increase of $2,349 over amounts previously reported in the Net Sales and Cost of Sales lines, respectively.
[2] - Includes an increase of $2,430 over amounts previously reported in the Net Sales and Cost of Sales lines, respectively.
[3] - Includes an increase of $1,900 over amounts previously reported in the Net Sales and Cost of Sales lines, respectively.

	Interim periods - fiscal year 2023 (in thousands, except per share information)
CORRECTED CONSOLIDATED STATEMENT OF OPERATIONS	As restated - three months ended 10/1/22		As restated - three months ended 12/31/22		As restated - three months ended 4/1/23		As restated - three months ended 7/1/23		As restated - twelve months ended 7/1/23
Net sales	$140,971	[1]	$127,592	[2]	$167,758	[3]	$168,994	[4]	$605,315
Cost of sales	130,592	[1]	118,672	[2]	153,482	[3]	155,096	[4]	557,843
Gross profit	10,379		8,920		14,276		13,898		47,472
Research, development and engineering expenses	2,296		2,287		2,580		2,573		9,735
Selling, general and administrative expenses	5,656		5,735		6,961		7,363		25,715
Gain on insurance proceeds, net of losses	(934)		(2,710)		(396)		(261)		(4,301)
Total operating expenses	7,018		5,312		9,145		9,675		31,149
Operating income	3,361		3,608		5,131		4,223		16,323
Interest expense, net	1,887		2,507		2,688		2,941		10,023
Income before income taxes	1,474		1,101		2,443		1,282		6,300
Income tax provision	322		134		467		220		1,143
Net income	$1,152		$967		$1,976		$1,062		$5,157
Net income per share — Basic	$0.11		$0.09		$0.18		$0.10		$0.48
Weighted average shares outstanding — Basic	10,762		10,762		10,762		10,762		10,762
Net income per share — Diluted	$0.11		$0.09		$0.18		$0.10		$0.47
Weighted average shares outstanding — Diluted	10,832		10,832		10,865		10,996		10,938

[1] - Includes an increase of $3,708 over amounts previously reported in the Net Sales and Cost of Sales lines, respectively.
[2] - Includes an increase of $3,884 over amounts previously reported in the Net Sales and Cost of Sales lines, respectively.
[3] - Includes an increase of $3,205 over amounts previously reported in the Net Sales and Cost of Sales lines, respectively.
[4] - Includes an increase of $6,384 over amounts previously reported in the Net Sales and Cost of Sales lines, respectively.

	Interim periods - fiscal year 2022 (in thousands, except per share information)
CORRECTED CONSOLIDATED STATEMENT OF OPERATIONS	As restated - three months ended 10/2/21		As restated - three months ended 1/1/22		As restated - three months ended 4/2/22		As restated - three months ended 7/2/22		As restated - twelve months ended 7/2/22
Net sales	$133,130	[1]	$136,407	[2]	$140,714	[3]	$133,926	[4]	$544,177
Cost of sales	122,992	[1]	126,599	[2]	129,206	[3]	122,166	[4]	500,963
Gross profit	10,138		9,808		11,508		11,760		43,214
Research, development and engineering expenses	2,449		2,498		2,526		2,348		9,821
Selling, general and administrative expenses	5,595		5,659		6,193		7,151		24,598
Gain on insurance proceeds, net of losses	—		—		—		—		—
Total operating expenses	8,044		8,157		8,719		9,499		34,419
Operating income	2,094		1,651		2,789		2,261		8,795
Interest expense, net	992		1,095		1,551		1,466		5,104
Income before income taxes	1,102		556		1,238		795		3,691
Income tax provision (benefit)	287		(31)		231		(173)		314
Net income	$815		$587		$1,007		$968		$3,377
Net income per share — Basic	$0.08		$0.05		$0.09		$0.09		$0.31
Weighted average shares outstanding — Basic	10,762		10,762		10,762		10,762		10,762
Net income per share — Diluted	$0.07		$0.05		$0.09		$0.09		$0.31
Weighted average shares outstanding — Diluted	11,052		11,057		11,062		11,071		11,063
[1] - Includes an increase of $368 over amounts previously reported in the Net Sales and Cost of Sales lines, respectively.
[2] - Includes an increase of $1,951 over amounts previously reported in the Net Sales and Cost of Sales lines, respectively.
[3] - Includes an increase of $2,323 over amounts previously reported in the Net Sales and Cost of Sales lines, respectively.
[4] - Includes an increase of $7,720 over amounts previously reported in the Net Sales and Cost of Sales lines, respectively.

Revision of Unaudited Consolidated Balance Sheets

In addition, in connection with the preparation of the Company’s consolidated financial statements as of and for the year ended June 29, 2024, the Company concluded that it had not recorded an immaterial adjustment related to its adoption on July 2, 2023 of ASU 2016-13 Financial Instruments - Credit Losses (ASU 326): Measurement of Credit Losses on Financial Instruments . As of July 2, 2023, the Company should have performed an assessment and recorded any adjustment as a modified retrospective adjustment through its opening retained earnings balance. The error resulted in an immaterial overstatement of accounts receivable, contract assets, other assets and retained earnings as of March 30, 2024, December 30, 2023 and September 30, 2023. Given the restatement described above, the Company elected to revise its unaudited consolidated balance sheets as of March 30, 2024, December 30, 2023 and September 30, 2023 in the following tables. The related unaudited consolidated statements of operations, statements of comprehensive income, shareholders’ equity and cash flows were not materially impacted by this error and have not been revised for this matter.

CORRECTED CONSOLIDATED BALANCE SHEETS (in thousands)		As revised - as of 9/30/23	As revised - as of 12/30/23	As revised - as of 3/30/24
ASSETS
Current assets:
Cash and cash equivalents		$3,574	$2,953	$5,255
Trade receivables, net of credit losses	[1]	138,463	$131,913	$132,663
Contract assets	[1]	32,878	$27,745	$28,594
Inventories		126,778	$124,054	$115,115
Other	[1]	21,700	$21,382	$20,994
Total current assets		323,393	$308,047	$302,621
Property, plant and equipment, net		28,085	$28,935	$29,046
Operating lease right-of-use assets, net		15,928	$18,104	$16,790
Other assets:
Deferred income tax asset	[1]	14,161	$14,117	$15,533
Other		7,500	$6,243	$6,109
Total other assets		21,661	$20,360	$21,642
Total assets		$389,067	$375,446	$370,099
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$101,638	$91,358	$82,198
Accrued compensation and vacation		11,860	$5,677	$7,071
Current portion of long-term debt		2,886	$3,068	$3,094
Other		16,640	$18,263	$17,040
Total current liabilities		133,024	$118,366	$109,403
Long-term liabilities:
Long-term debt, net		115,789	$114,894	$122,193
Operating lease liabilities		10,939	$12,380	$11,351
Deferred income tax liability		324	22	$19
Other long-term obligations		1,201	627	$336
Total long-term liabilities		128,253	127,923	$133,899
Total liabilities		261,277	246,289	$243,302
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,762, 10,762, and 10,762 shares, respectively		47,786	47,839	47,891
Retained earnings	[1]	80,043	81,127	78,906
Accumulated other comprehensive (loss) income		(39)	191	—
Total shareholders’ equity		127,790	129,157	126,797
Total liabilities and shareholders’ equity		$389,067	$375,446	370,099

[1] - Each presented period includes a reduction for expected credit losses of $(2,979) related to receivables, $(1,230) related to Other, $(25) related to Contract Assets, $956 related to deferred income tax asset, and $(3,278) related to Retained Earnings. These adjustments serve to reflect a modified retrospective adoption of ASC 326 - Financial Instruments, Credit Losses. The related tax-effects and subsequent inter-period adjustments are considered immaterial for presentation on an interim basis.

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
Based on our assessment, we believe that as of June 29, 2024, the Company’s disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting discussed below.
Management’s Report on Internal Control over Financial Reporting
Our management has the responsibility to establish and maintain adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal controls are designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our external financial statements in accordance with generally accepted accounting principles (GAAP).
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
Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 29, 2024. This assessment was based on the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our assessment, management concluded that the Company's internal control over financial reporting was not effective as of June 29, 2024 due to the material weaknesses described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified:

The Company did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, control activities, and monitoring activities components, relating to: (i) sufficiency of processes to identify and analyze risks to the achievement of objectives across the entity, (ii) sufficiency of competent personnel with appropriate levels of knowledge, experience, and training in accounting, and internal control matters to perform assigned responsibilities and have appropriate accountability for the design and operation of internal control over financial reporting; (iii) sufficiency of procedures to select and develop control activities that contribute to the mitigation of risks, and (iv) performing ongoing evaluations to ascertain whether the components of internal control are present and functioning.

The entity level material weaknesses contributed to material weaknesses within the Company’s financial close and reporting processes as follows:
•The Company did not design and implement effective controls over the adoption of new accounting standards.
•The Company did not design and implement effective controls over the accounting for revenue recognition relating to cost recovery of material price variances.

These material weaknesses resulted in the restatement of our consolidated financial statements as of and for the years ended July 1, 2023 and July 2, 2022 and our unaudited consolidated statements of operations for the quarters ended March 30, 2024, December 30, 2023, September 30, 2023, April 1, 2023, December 31, 2022, October 1, 2022, April 2, 2022, January 1, 2022 and October 2, 2021, and revision of our unaudited consolidated balance sheets as of March 30, 2024, December 30, 2023, and September 30, 2023.

As a result of this determination, management has taken, and is in the process of taking, the following actions to remediate the identified material weaknesses in its internal control over financial reporting:

•Training related to the proper accounting for material price variances
•Enhancing closing process documentation related to material price variances
•Hiring of technical accounting finance staff with US GAAP knowledge and experience; and
•Enhance closing process documentation related to adoption of new accounting standards

We will continue to assess the effectiveness of our controls and remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during our fourth fiscal quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)).

Item 9B:	OTHER INFORMATION
During the fiscal year ended June 29, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K, Item 408.

Item 9C:	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
Information on the nominees for election as Directors of the Company is incorporated herein by reference from the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2024 fiscal year (the “2024 Proxy Statement”).
Executive Officers of the Registrant
This information is included in a separate item captioned “Executive Officers of the Registrant” in Item 1 of Part 1 of this Annual Report on Form 10-K pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K and is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act:
Information under the caption “Delinquent Section 16(a) Reports” in the Company’s 2024 Proxy Statement is incorporated herein by this reference.
Code of Conduct
The Board of Directors has adopted a written Code of Conduct which applies to its directors and employees, including its executive officers. The Code of Conduct is available on the Company’s website at www.keytronic.com. The Company intends to disclose on its website any amendments to or waivers of the Code of Conduct.

Item 11:	EXECUTIVE COMPENSATION
Information appearing under the caption “Executive Compensation” in the Company’s 2024 Proxy Statement is incorporated herein by this reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information under the captions “Beneficial Ownership of Securities” and "Equity Compensation Plan Information" in the Company’s 2024 Proxy Statement is incorporated herein by this reference.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the caption “Related Person Transactions” and “Directors’ Independence” in the Company’s 2024 Proxy Statement is incorporated herein by this reference.

Item 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Moss Adams LLP, Seattle, Washington, Auditor Firm ID: 659.
Information appearing under the caption “Principal Accountant Fees and Services” in the Company’s 2024 Proxy Statement is incorporated herein by this reference.
PART IV

Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. FINANCIAL STATEMENTS

Page in Form 10-K
FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm (Moss Adams, LLP)	32
Consolidated Balance Sheets	34
Consolidated Statements of Income	35
Consolidated Statements of Comprehensive Income	36
Consolidated Statements of Cash Flows	37
Consolidated Statements of Shareholders’ Equity	38
Notes to Consolidated Financial Statements	35

3. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended July 3, 2021,

3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the year ended July 3, 2021

4.1	Description of the Company’s securities, incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended July 3, 2021

10.1*	2010 Incentive Plan, as amended and restated October 23, 2014, incorporated by reference to Appendix A to the Company’s 2014 Proxy Statement

10.2*	Form of Restricted Stock Unit Grant Notice and Agreement, submitted herewith

10.3*	Description of Employment Contract of Craig D. Gates, incorporated by reference to the Company’s 1998 Proxy Statement, pages 10 and 11

10.4*	Addenda to Employment Contract of Craig D. Gates, incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.5*	Addenda to Employment Contract of Craig D. Gates, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended June 29, 2002

10.6*	Amendment to Employment Contract of Craig D. Gates, dated August 23, 2011 incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the year ended July 2, 2011

10.7*	Amendment to Employment Contract of Craig D. Gates, dated May 10, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2012

10.8*	Consulting Agreement of Craig D. Gates, dated June 20, 2024, submitted herewith

10.9*
Employment Contract of Brett R. Larsen, dated April 22, 2010, including the Amendment to Employment Contract, dated August 23, 2011, and the Amendment to Employment Contract, dated May 11, 2012, submitted herewith

10.10*	Employment Contract of Anthony G. Voorhees, dated August 3, 2022, submitted herewith

10.11*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2020 and Fiscal Years 2020 – 2022 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 30, 2019

10.12*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2021 and Fiscal Years 2021 – 2023 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 27, 2020

10.13*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2022 and Fiscal Years 2022 – 2024 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 13, 2021

10.14*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2023 and Fiscal Years 2023 – 2025 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 4, 2022

10.15*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2024 and Fiscal Years 2024 – 2026 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 17, 2023

10.16*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2025 and Fiscal Years 2025-2027 Long Term Incentive Plan Performance Measures and Awards, incorporated by reference to the Company’s Form 8-K filed on September 9, 2024

10.17	Announcement that the Company has signed a letter of intent to lease a new facility in Da Nang, Vietnam

10.18
Stock Purchase Agreement, dated September 3, 2014, by and among the Company, CDR Manufacturing Inc. and the sellers signatory thereto, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 9, 2014

10.19
Loan and Security Agreement, dated August 14, 2020, among the Company, Bank of America, N.A, and certain other parties, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 17, 2020

10.20
First Amendment to Loan and Security Agreement, dated November 10, 2020, among the Company, Bank of America, N.A, and certain other parties, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended July 2, 2022

10.21
Second Amendment to Loan and Security Agreement, dated September 3, 2021, among the Company, Bank of America, N.A, and certain other parties, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 10, 2021

10.22
Third Amendment to Loan and Security Agreement, dated August 26, 2022, among the Company, Bank of America, N.A, and certain other parties, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended July 2, 2022

10.23
Fourth Amendment to Loan, Guaranty and Security Agreement, dated March 29, 2024, among the Company, Bank of America, N.A., and certain other parties, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 13, 2024

10.24
Fifth Amendment to Loan, Guaranty and Security Agreement, dated September 27, 2024, among the Company, Bank of America, N.A., and certain other parties, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 1, 2024

10.25
Sixth Amendment to Loan, Guaranty and Security Agreement, dated October 9, 2024, among the Company, Bank of America, N.A., and certain other parties, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 10, 2024

21.1	Subsidiaries of Registrant, submitted herewith

23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP, submitted herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, submitted herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, submitted herewith

32.1	Section 1350 Certification of Chief Executive Officer, submitted herewith

32.2	Section 1350 Certification of Chief Financial Officer, submitted herewith

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation, submitted herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE)

*	Management contract or compensatory plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

Item 16:	FORM 10-K SUMMARY
None

22
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: October 15, 2024

KEY TRONIC CORPORATION

By:	/s/ Brett R. Larsen
Brett R. Larsen, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Brett R. Larsen	October 15, 2024
Brett R. Larsen	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Anthony G. Voorhees	October 15, 2024
Anthony G. Voorhees	Date
Executive Vice President of Administration, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Ronald F. Klawitter	October 15, 2024
Ronald F. Klawitter, Director and Chairman of the Board	Date

/s/ Craig D. Gates	October 15, 2024
Craig D. Gates, Director	Date

/s/ James R. Bean	October 15, 2024
James R. Bean, Director	Date

/s/ Subodh K. Kulkarni	October 15, 2024
Subodh K. Kulkarni, Director	Date

/s/ Yacov A. Shamash	October 15, 2024
Yacov A. Shamash, Director	Date

/s/ Cheryl Beranek	October 15, 2024
Cheryl Beranek, Director	Date