Form 10-Q
period 2024-09-28
KEY TRONIC CORP
filed 2024-11-12
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) for the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2024, 10,761,871 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” and “Key Tronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 28, 2024	June 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$6,555	$4,752
Trade receivables, net of credit losses of $3,129 and $2,918	133,984	132,559
Contract assets	23,626	21,250
Inventories	95,845	105,099
Other, net of credit losses of $1,642 and $1,679	28,273	24,739
Total current assets	288,283	288,399
Property, plant and equipment, net	27,910	28,806
Operating lease right-of-use assets, net	14,612	15,416
Other assets:
Deferred income tax asset	18,394	17,376
Other	6,735	5,346
Total other assets	25,129	22,722
Total assets	$355,934	$355,343
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,768	$79,394
Accrued compensation and vacation	6,870	6,510
Current portion of long-term debt	3,057	3,123
Other	18,450	15,149
Total current liabilities	112,145	104,176
Long-term liabilities:
Long-term debt, net	109,675	116,383
Operating lease liabilities	9,573	10,312
Deferred income tax liability	74	263
Other long-term obligations	124	219
Total long-term liabilities	119,446	127,177
Total liabilities	231,591	231,353
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,762 and 10,762 shares, respectively	47,351	47,284
Retained earnings	78,045	76,921
Accumulated other comprehensive (loss)	(1,053)	(215)
Total shareholders’ equity	124,343	123,990
Total liabilities and shareholders’ equity	$355,934	$355,343
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	September 28, 2024	September 30, 2023
Net sales	$131,558	$150,112
Cost of sales	118,255	139,250
Gross profit	13,303	10,862
Research, development and engineering expenses	2,289	2,241
Selling, general and administrative expenses	6,570	5,784
Gain on insurance proceeds, net of losses	—	(431)
Total operating expenses	8,859	7,594
Operating income	4,444	3,268
Interest expense, net	3,263	3,011
Income before income taxes	1,181	257
Income tax provision (benefit)	57	(78)
Net income	$1,124	$335
Net income per share — Basic	$0.10	$0.03
Weighted average shares outstanding — Basic	10,762	10,762
Net income per share — Diluted	$0.10	$0.03
Weighted average shares outstanding — Diluted	10,762	11,003
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	September 28, 2024	September 30, 2023
Comprehensive income (loss):
Net income	$1,124	$335
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	(838)	58
Comprehensive income	$286	$393
Other comprehensive income (loss) for the three months ended September 28, 2024 and September 30, 2023, is reflected net of tax expense (benefit) of approximately $(0.3) million and $0.0 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Three Months Ended
	September 28, 2024	September 30, 2023
Operating activities:
Net income	$1,124	$335
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,011	2,787
Amortization of interest rate swap	—	58
Amortization of deferred loan costs	138	55
Noncash lease expense	1,094	1,528
Inventory write-down to net realizable value	296	265
Provision for warranty	16	118
Provision for doubtful accounts	212	—
Loss on disposal of assets	8	—
Gain on insurance proceeds, net of losses	—	(431)
Share-based compensation expense	67	59
Deferred income taxes	(1,207)	(901)
Changes in operating assets and liabilities:
Trade receivables	(1,636)	9,157
Contract assets	(2,377)	(2,978)
Inventories	8,958	10,867
Other assets	(6,661)	1,417
Accounts payable	4,374	(14,261)
Accrued compensation and vacation	360	(1,491)
Other liabilities	2,170	(961)
Cash provided by operating activities	9,947	5,623
Investing activities:
Purchase of property and equipment	(377)	(527)
Proceeds from insurance	—	2,249
Cash (used in) provided by investing activities	(377)	1,722
Financing activities:
Payment of financing costs	(126)	(491)
Repayments of long term debt	(778)	(707)
Borrowings under revolving credit agreement	119,987	138,320
Repayments of revolving credit agreement	(126,003)	(143,170)
Principal payments on finance leases	(847)	(1,326)
Cash used in financing activities	(7,767)	(7,374)
Net increase (decrease) in cash and cash equivalents	1,803	(29)
Cash and cash equivalents, beginning of period	4,752	3,603
Cash and cash equivalents, end of period	$6,555	$3,574
Supplemental cash flow information:
Interest payments	$3,303	$3,042
Income tax payments, net of refunds	$228	$1,168
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended
	September 28, 2024	September 30, 2023
Total shareholders’ equity, beginning balances	$123,990	$130,617

Common stock (shares):
Beginning balances	10,762	10,762
Exercise of stock appreciation rights	—	—
Ending balances	10,762	10,762

Common stock:
Beginning balances	$47,284	$47,727
Share-based compensation	67	59
Exercise of stock appreciation rights	—	—
Ending balances	47,351	47,786

Retained Earnings:
Beginning balances	$76,921	$82,986
Net income	1,124	335
Ending balances	78,045	83,321

Accumulated other comprehensive income (loss):
Beginning balances	$(215)	$(97)
Unrealized gain (loss) on hedging instruments, net	(838)	58
Ending balances	(1,053)	(39)
Total shareholders’ equity, ending balances	$124,343	$131,068
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation
The consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2024.
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three month periods ended September 28, 2024 and September 30, 2023, were both 13 week periods. Fiscal year 2025 will end on June 28, 2025, which is a 52 week year. Fiscal year 2024 which ended on June 29, 2024, was also a 52 week year.
Management’s Assessment of Liquidity
Historically, due to the timing between the procurement of raw materials, production cycle and payment from our customers, we have financed operations and met our capital expenditure requirements primarily through cash flows provided by operations and borrowings under our credit facilities. We generated operating income and net income of $4.4 million and $1.1 million, respectively, during the 3-month period ended September 28, 2024, and have positive working capital of $176.1 million as of September 28, 2024. Based on current projections, we anticipate generating cash from operations as revenue is expected to increase during the second quarter of fiscal year 2025 and decreasing working capital requirements as existing backlog is manufactured and shipped.
As of September 28, 2024, approximately $18.5 million was available under the asset-based revolving credit facility with Bank of America, an additional MXN1 million ($0.04 million USD) was available under the line of credit with Banorte Financial Group, and $6.6 million of cash was on hand. As of September 28, 2024, we have limited borrowing capacity on our credit facility, which matures on December 3, 2025. We are in discussions with multiple financial institutions to extend the borrowing capacity on our credit facility. If we are unable to meet projected operating results or restructure or refinance our asset-based revolving credit facility, we may need to delay the purchase of raw materials or require our customers to fund inventory raw material costs ahead of production. Other options to increase our liquidity include factoring receivables or leveraging foreign owned assets for additional borrowing capacity. We believe that projected cash from operations, funds available under our asset-based revolving credit facility and additional financing options will be sufficient to meet our working and fixed capital requirements for at least the next 12 months.
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

Income Taxes
We compute our interim income tax provision through the use of an ETR applied to year-to-date operating results and specific events that are discretely recognized as they occur. In determining the estimated annual ETR, we analyze various factors, including projections of our annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual ETR.
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
Recently Issued Accounting Standards
On November 4, 2024 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The ASU requires entities to disclose in the notes to the financial statements specified information about certain costs and expenses. The ASU applies to the Company’s annual reporting period beginning in fiscal year 2028 and interim reporting periods beginning in fiscal year 2029. The Company does not anticipate early adoption of the new disclosure standard.
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires entities to disclose more detailed information relating to their reconciliation of statutory tax rate to effective tax rate, income taxes paid by jurisdiction, pretax income (or loss) from continuing operations, and income tax expense (or benefit). The ASU applies to the Company’s annual reporting period beginning in fiscal year 2026. The Company does not anticipate early adoption of the new disclosure standards.
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

3.Inventories
Inventories as of September 28, 2024 are $95.8 million compared to $105.1 million as of June 29, 2024. The components of inventories consist of the following (in thousands):

	September 28, 2024	June 29, 2024
	(in thousands)
Raw materials and supplies	71,286	80,570
Work-in-process	24,559	24,529
Inventories	$95,845	$105,099

4.Long-Term Debt

	Maturity Date	Interest Rate	September 28, 2024	June 29, 2024
			(in thousands)
Asset-based senior secured revolving credit facility (1)	December 3, 2025	9.0%	$101,477	$107,149
Foreign line of credit (2)	December 11, 2026	13.8%	5,059	5,403
Domestic term loans - Balboa (3)	September 19, 2030	6% to 8%	4,332	4,535
Foreign term loan - Banorte (4)	April 24, 2026	5.5%	1,900	2,200
Domestic term loan - Bank of America (5)	August 14, 2025	4.9%	1,010	1,277
Total debt			113,778	120,564
Less: current portion of debt			(3,057)	(3,123)
Less: unamortized financing costs			(1,046)	(1,059)
Long-term debt, net			$109,675	$116,382
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
As of September 28, 2024, the Company had an outstanding balance under the asset-based revolving credit facility of $101.5 million, $0.4 million in outstanding letters of credit and $18.5 million available for future borrowings.
As of June 29, 2024, the Company had an outstanding balance under the asset-based credit facility of $107.1 million, $0.3 million in outstanding letters of credit and $12.9 million available for future borrowings.
Generally, the interest rate applicable to loans under the Bank of America loan agreement will be, at the Company’s option: (i) the base rate which is the highest of (a) the Prime Rate for such day, (b) the Federal Funds Rate for such day plus 0.50%, and (c) Term SOFR for a one month interest period as of such day, plus 1.00% (provided that in no event shall the base rate be less than zero), plus the applicable interest margin for base rate loans; or (ii) SOFR rate for an applicable interest period, plus the applicable interest margin for SOFR rate loans. As modified by the sixth amendment to the Loan Agreement, the applicable interest margin on: (x) base rate loans is 3.50% and (y) SOFR rate loans is 4.50% , resetting on a quarterly basis. If there is an event of default that is not waived under the Loan Agreement, all loans and other obligations will bear interest at a rate of an additional 2.00% on the otherwise applicable interest rates. In addition to interest charges, the Company is required to pay a fee of 0.25% per annum on the unused portion of the Credit Facility, monthly in arrears.
As of September 28, 2024, the interest rate on the asset-based revolving credit facility with Bank of America was 8.97%.
(2) On December 11, 2023, the Company entered into a loan agreement in Mexican peso with Banorte Financial Group. The agreement provides for a three-year secured line of credit up to MXN100 million, subject to the Company’s borrowing base, maturing on December 11, 2026. The credit facility bears interest at Iterbancario de Equilibrio Interest Rate plus 2.75%, and as of September 28, 2024, was 13.8%. As of September 28, 2024, the Company had an outstanding balance under the revolving credit facility of MXN99 million ($5.06 million USD) and MXN1 million ($0.03 million USD) available for future borrowings.
(3) On September 19, 2023, the Company entered into a $1.1 million equipment financing agreement with Ameris Bank dba Balboa Capital ("Balboa Capital"). Combining with other equipment financing agreements entered in the third quarter of fiscal year 2023, a total of $5.5 million relates to the Company’s existing manufacturing equipment that bears an interest rate range of 6% - 8% and matures in the first quarter of fiscal 2030. Under these loan agreements, equal monthly payments of $94,000 commenced in the fourth quarter of fiscal year 2024 and will continue through the maturity of the equipment financing facility in the first quarter of fiscal 2030. The Company had an outstanding balance $4.3 million as of September 28, 2024.
(4) On November 24, 2020, the Company entered into a $6.0 million equipment financing facility related to the Company’s existing manufacturing equipment that bears interest at 5.52% and matures on April 24, 2026. Under this loan agreement, equal monthly payments of $100,000 commenced on May 24, 2021 and will continue through the maturity of the equipment financing facility on April 24, 2026. As of September 28, 2024, the Company had an outstanding balance of $1.9 million. As of June 29, 2024, the Company had an outstanding balance of $2.2 million.
(5) On August 14, 2020, the Company entered into a $5.0 million equipment financing facility with Bank of America relating to the Company’s existing U.S. manufacturing equipment that bears interest at 4.85% and matures on August 14, 2025. Under this loan agreement, equal monthly payments of approximately $94,000 commenced on September 14, 2020 and will continue through the maturity of the equipment financing facility on August 14, 2025. As of September 28, 2024, the Company had an outstanding balance of $1.0 million. As of June 29, 2024, the Company had an outstanding balance of $1.3 million.
Debt maturities as of September 28, 2024 for the next five years are as follows (in thousands):

Fiscal Years Ending	Amount
2025 (1)	$2,353
2026	103,557
2027	6,020
2028	1,032
2029 - Thereafter	816
Total debt	$113,778
Unamortized debt issuance costs	$(1,046)
Long-term debt, net of debt issuance costs	$112,732
    (1) Represents scheduled payments for the remaining nine-month period ending June 28, 2025.
The Company must comply with certain financial covenants, including a fixed charge coverage ratio. The credit agreement requires the Company to grant certain inspection rights to Bank of America, limit or restrict the Company’s cash management; limit or restrict the ability of the Company to incur additional liens, make acquisitions or investments, incur additional indebtedness, engage in mergers, consolidations, liquidations, dissolutions, or dispositions, pay dividends or other restricted payments, prepay certain indebtedness, engage in transactions with affiliates, and use proceeds. As of September 28, 2024, the Company was in compliance with all financial covenants.
5.Income Taxes
The Company expects to repatriate a portion of its foreign earnings based on increased net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $8.2 million of foreign earnings in the future. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.

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
The Company has available approximately $10.6 million of gross federal research and development tax credits as of September 28, 2024. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of September 28, 2024, the Company has recorded $2.8 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $7.8 million.
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

	Three Months Ended
	(in thousands, except per share information)
	September 28, 2024	September 30, 2023
Net income	$1,124	$335
Weighted average shares outstanding—basic	10,762	10,762
Effect of dilutive common stock awards	—	241
Weighted average shares outstanding—diluted	10,762	11,003
Net income per share—basic	$0.10	$0.03
Net income per share—diluted	$0.10	$0.03
Antidilutive shares not included in diluted earnings per share	136	270

7. Stock-Based Compensation and Benefit Plans
The Company’s 2010 Incentive Plan provides for equity and liability awards to employees and non-employee directors with service and performance vesting conditions in the form of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock-based or cash-based awards. At September 28, 2024, 1,018,265 shares were available for grant. Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period, and is recorded as employee compensation expense in cost of goods sold, research, development and engineering, and selling, general and administrative expenses. Share-based compensation is recognized only for those awards that are expected to vest. For SARs awards forfeitures are estimated at the date of grant based on historical experience and future expectations. Due to a lack of historical experience and a different grant pool than SARs, forfeitures for restricted stock units are accounted for prospectively as they occur.

Stock Appreciation Rights
In addition to service conditions, SARs contain a performance condition. The additional performance condition is based upon the achievement of Return on Invested Capital (ROIC) goals relative to a peer group. All awards with performance conditions are evaluated quarterly to determine the likelihood that performance metrics will be achieved during the performance period. These awards are charged to compensation expense over the requisite service period based on the number of shares expected to vest. If the performance and service conditions are attained, then the SARs cliff vest after the completion of the three-year period from date of grant and expire five years from date of grant.

	SARs	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, July 1, 2023	626,250	—	$6.41	2.2
SARs granted	—
SARs forfeited	(137,500)		6.94
SARs expired	(101,250)		8.17
Balance, September 30, 2023	387,500	$—	$5.78	1.8

Balance, June 29, 2024	387,500	—	$5.78	1.8
SARs granted	—
SARs forfeited	(136,250)		7.17
SARs expired	(115,000)		4.93
Balance, September 28, 2024	136,250	$—	$5.10	2.8
Exercisable at September 28, 2024	—	—	—	—

The Black-Scholes option valuation model is used by the Company for estimating the fair value of SARs. Option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. Changes in these assumptions can materially affect the fair value estimates. There were no SARs granted during the three months ended September 28, 2024 and September 30, 2023.
Share-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. Total SARs expense recognized during the three months ended September 28, 2024 and September 30, 2023 was approximately $19,000 and $59,000, respectively.
There were no SARs exercised during the three months ended September 28, 2024 or September 30, 2023.
As of September 28, 2024, total unrecognized compensation expense for SARs awards was approximately $0.1 million, which is expected to be recognized over a weighted average period of approximately 0.8 years.
Restricted Stock Units
The Company grants restricted stock units that have a performance condition and/or a service condition. Restricted stock units with only a service condition generally vest in equal annual installments over a maximum of three years. Certain restricted stock units are granted with a performance condition. The final number of shares issued will be determined annually based on the achievement of annual financial targets. Forfeitures for restricted stock units are accounted for prospectively as they occur. The fair value of restricted stock units is the market close price on the date of grant.
During the three months ended September 28, 2024, the Company granted 324,819 restricted stock units at a weighted average grant date fair value of $4.51 per share. Total restricted stock unit expense recognized during the three months ended September 28, 2024 was approximately $48,000.
As of September 28, 2024, total unrecognized compensation expense on restricted stock units was $1.4 million, which is expected to be recognized over a weighted average period of approximately 2.6 years.

8.Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $26,000 as of September 28, 2024 and $164,000 as of June 29, 2024.

Gain from Insurance Recoveries, Net of Losses
Gain from insurance recoveries, net of losses, relate to losses incurred from storm damage to the Company’s Arkansas facility on July 29, 2022, as the result of a lightning strike and were recorded throughout fiscal year 2024 and fiscal year 2023. The Company recorded no gain during the three months ended September 28, 2024 and $0.4 million during the three months ended September 30, 2023.
9.Derivative Financial Instruments
As of September 28, 2024, the Company had outstanding foreign currency forward contracts with a total notional amount of $22.0 million through the end of the fourth quarter of fiscal year 2025. During the three months ended September 28, 2024, the Company entered into $16.1 million of foreign currency forward contracts and settled $6.6 million of contracts. During the same period of the previous year, the Company did not enter into or settle any foreign currency forward contracts. Changes in the fair value of the forward contracts are recognized as a component of OCI and will be recognized in cost of sales when the hedged item affects earnings. The amount of net losses expected to be reclassified into earnings in the next 12 months is $1.4 million.
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
The following table summarizes the fair value of the derivative instruments in the Consolidated Balance Sheets as of September 28, 2024 and September 30, 2023 (in thousands):

		Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20	Balance Sheet Location	September 28, 2024	June 29, 2024
Foreign currency forward contracts	Other current liabilities	$1,360	$277

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Operations for the three months ended September 28, 2024 and September 30, 2023, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 30, 2024	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of September 28, 2024
Forward contracts	Cost of sales	$215	$540	$298	$1,053
Total		$215	$540	$298	$1,053

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 1, 2023	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of September 30, 2023
Interest rate swap	Interest expense	(97)	—	58	(39)
Total		$(97)	$—	$58	$(39)

As of September 28, 2024, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our line of credit and foreign currency risk resulting from our China operations. The Company does not currently manage these risk exposures by using derivative instruments.

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

The Company assesses whether control of the product or services promised under the contract is transferred to the customer at a point in time (shipment) or over time (as we manufacture the product). The Company is first required to evaluate whether its contracts meet the criteria for 'over-time' or 'point-in-time' recognition. The Company has determined that for the majority of its contracts the Company is manufacturing products for which there is no alternative use due to the unique nature of the customer-specific product, IP and other contract restrictions. The Company has an enforceable right to payment including a reasonable profit for performance completed to date with respect to these contracts. As a result, revenue is recognized under these contracts 'over-time' based on the input cost-to-cost method as it better depicts the transfer of control. This input method is based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, such as manufacturing contracts for which the terms do not provide an enforceable right to payment for performance completed to date, the Company recognizes revenue when it has transferred control of the related manufactured products which generally occurs upon shipment to the customer. Revenue from engineering services is recognized over time as costs related to the services are incurred, which approximates proportional performance of the services. This method is used because management considers it to be the best available measure of progress on the contracts. Revenue from scrap and excess inventory sales is recognized at the point-in-time of scrap at the customers direction, or, if applicable, shipment of the material to the customer.
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
During the first three months of fiscal year 2025, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional. The following table summarizes the activity in the Company’s contract assets during the three months ended September 28, 2024 (in thousands):

Contract Assets
Beginning balance, June 29, 2024	$21,250
Revenue recognized	122,582
Amounts collected or invoiced	(120,206)
Ending balance, September 28, 2024	$23,626

Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three months ended September 28, 2024 and September 30, 2023 (in thousands):

	Revenue
Recognition	Three Months Ended
	September 28, 2024	September 30, 2023
Over-Time	$122,582	$132,329
Point-in-Time	8,976	17,783
Total	$131,558	$150,112

11.Leases
The Company has several commitments under operating and financing leases for warehouses, manufacturing facilities, office buildings, and equipment with initial terms that expire at various dates during the next 1 year to 7 years.
The Company has some leases that include an extension clause. Management has considered the likelihood of exercising each extension option included and estimated the duration of the extension option, for those leases management determined to be reasonably certain, in calculating the lease term for measurement of the right of use asset and liability.
For operating leases, management assumed a discount rate of 4.00%. The weighted average discount rate is disclosed in the tables below.
The components of lease cost for the three months ended September 28, 2024 and September 30, 2023 were (in thousands):

		Three Months Ended
		September 28, 2024	September 30, 2023
Lease cost	Classification
Operating lease cost	Cost of sales	$1,339	$1,126
Operating lease cost	Selling, general and administrative expenses	$184	$184

Financing lease cost	Cost of sales	$1,306	$1,279
Financing lease cost	Selling, general and administrative expenses	$54	$55

Total lease cost		$2,883	$2,644

Fixed lease cost		$2,574	$1,547
Short-term lease cost		309	1,097
Total lease cost		$2,883	$2,644

Amounts reported in the Consolidated Balance Sheet as of September 28, 2024 and June 29, 2024 were (in thousands, except weighted average lease term and discount rate):

	September 28, 2024	June 29, 2024
Operating Leases:
Operating lease right of use assets	$14,612	$15,416
Operating lease liabilities (1)	$14,612	$15,416

Weighted-average remaining lease term (in years)
Operating leases	3.80	3.97

Weighted-average discount rate
Operating leases	4.00%	4.00%

Financing Leases (2):
Financing lease right of use assets	$2,831	$3,569
Financing lease liabilities	$1,883	$2,128

Weighted-average remaining lease term (in years)
Financing leases	1.10	1.06

Weighted-average discount rate
Financing leases	11.53%	11.18%

(1) The current portion of the total operating lease liabilities of $5.0 million is classified under Other Current Liabilities resulting in $9.6 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
(2) The total finance lease right of use assets of $2.8 million is classified under Other Long-term Assets. The current portion of the total finance lease liabilities of $1.8 million is classified under Current portion of debt, net, resulting in $0.1 million classified in Other Long-term Liabilities section of the condensed consolidated balance sheet.

Future lease payments under non-cancellable leases as of September 28, 2024 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2025 (1)	$3,832	$1,572
2026	4,288	563
2027	3,404	—
2028	2,324	—
2029	1,051	—
Thereafter	822	—
Total undiscounted lease payments	$15,721	$2,135
Less: present value discount	(1,109)	(252)
Total lease liabilities	$14,612	$1,883
(1) Represents estimated lease payments for the remaining nine-month period ending June 28, 2025.

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
Executive Summary
During the first quarter of fiscal year 2025, we won new programs involving manufacturing production equipment, vehicle lighting, and commercial pest control.

We reported net sales of $131.6 million, down 12.4 percent from $150.1 million in the same period of fiscal year 2024. Net sales in the first quarter was adversely impacted by design and qualification delays of three programs at our U.S. production sites, of which two of these have subsequently been resolved and shipments have resumed in the second quarter. However, production revenue increased in the first quarter sequentially in our Mexico facility.
Gross margin improved to 10.1 percent in the first quarter of fiscal year 2025, compared to 7.2 percent in the same period of the prior fiscal year. The increase in gross margin is primarily due to benefits from recent restructuring and a weakening of the Mexican Peso.
The concentration of our top three customers’ net sales increased to 37.5 percent of total sales in the first quarter of fiscal year 2025 from 29.9 percent in the same period of the prior fiscal year. As new customer programs ramp, we expect that concentration to our top three customers will decrease.
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
Gross profit as a percent of net sales was 10.1 percent for the first quarter of fiscal year 2025 as compared to 7.2 percent for the same quarter of the prior fiscal year. Operating income (loss) as a percentage of net sales similarly increased over the same period from 2.2 percent to 3.4 percent in the first quarter of fiscal year 2025.
Net income for the first quarter of fiscal year 2025 was $1.1 million or $0.10 per diluted share, as compared to net income of $0.3 million or $0.03 per diluted share for the first quarter of fiscal year 2024. The year-over-year increase in earnings was a result of the factors discussed above, primarily operating efficiencies realized along with the weakening of the Mexican Peso.
Moving into the second quarter of fiscal year 2025, while we continue to see a favorable trend of contract manufacturing returning to North America, and continued increases in Mexican wages, particularly along the US-Mexico border, have reduced the competitive advantage of Mexico-based manufacturing compared to U.S.-based manufacturing. In response to this sustained trend, the Company is restructuring its Juarez facility to focus on higher volume manufacturing, while lower volume products with higher service level requirements will migrate to our other sites. The Company has begun, and will continue to realize payroll expense reductions as a result of the severance charges connected to this restructuring. Additionally, global logistics problems, the wars in Europe, and China-U.S. geopolitical tensions may continue to drive OEMs to examine their traditional outsourcing strategies. We believe these customers increasingly realize they have become overly dependent on their China-based contract manufacturers not only for products, but also for design and logistics services. The decision to onshore or near shore production appears to be becoming more widely accepted as a smart long-term strategy. As a result, we see opportunities for continued growth. In addition, the headwinds from the global supply chain continue to present uncertainty and multiple business challenges but do show some signs of gradually abating, particularly with respect to the recent price stabilization for some commodity components. At the same time, these price reductions are offset by increasing wages at our North American facilities. In the second quarter of fiscal year 2025, the Company sees a continuing of the Mexico Peso weakening relative to the U.S. dollar, which may translate into improving conditions moving forward.
We maintain a strong balance sheet with a current ratio of 2.6 and a debt-to-equity ratio of 0.9 as of September 28, 2024. Total cash provided by operating activities as defined on our cash flow statement was $9.9 million for the three months ended September 28, 2024. We believe we maintain sufficient liquidity for our expected future operations and had $101.5 million in borrowings under our asset-based revolving credit facility with $18.5 million remaining available.

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
•Revenue Recognition
•Inactive, Obsolete, and Surplus Inventory Valuation
•Allowance for Credit Losses
•Income Taxes
Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended June 29, 2024, for further details.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 28, 2024 with the Three Months Ended September 30, 2023
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the three months ended September 28, 2024 as compared to the three months ended September 30, 2023. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	September 28, 2024	% of net sales	September 30, 2023	% of net sales	$ change	% point change
Net sales	$131,558	100.0%	$150,112	100.0%	$(18,554)	—%
Cost of sales	118,255	89.9%	139,250	92.8%	(20,995)	(2.9)%
Gross profit	13,303	10.1%	10,862	7.2%	2,441	2.9%
Research, development and engineering	2,289	1.7%	2,241	1.5%	48	0.2%
Selling, general and administrative	6,570	5.0%	5,784	3.9%	786	1.1%
Gain on insurance proceeds, net of losses	—	—%	(431)	(0.3)%	431	0.3%
Total operating expenses	8,859	6.7%	7,594	5.1%	1,265	1.6%
Operating income	4,444	3.4%	3,268	2.2%	1,176	1.2%
Interest expense, net	3,263	2.5%	3,011	2.0%	252	0.5%
Income before income taxes	1,181	0.9%	257	0.2%	924	0.7%
Income tax provision (benefit)	57	—%	(78)	(0.1)%	135	0.1%
Net income	$1,124	0.9%	$335	0.2%	$789	0.7%
Effective income tax rate	4.8%		(30.4)%
Net Sales
Net sales of $131.6 million for the first quarter of fiscal year 2025 decreased by 12.4 percent as compared to net sales of $150.1 million for the first quarter of fiscal year 2024.
The $18.6 million decrease in net sales from the prior year period was partially due to design and qualification delays of three programs at our U.S. production sites. Two of these programs have subsequently been resolved and shipments have resumed in the second quarter. We believe this impacted net sales by approximately $9 million. Additionally, the results are due to the softening of demand from certain long-standing programs, which caused decreases in backlog throughout fiscal year 2024.
Gross Profit
Gross profit as a percentage of net sales for the three months ended September 28, 2024 was 10.1 percent compared to 7.2 percent for the three months ended September 30, 2023. These results were largely due to benefits from recent restructuring and a weakening of the Mexican Peso.
The level of gross margin is additionally impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded an impairment of approximately $296,000 and $265,000 for obsolete inventory during the three months ended September 28, 2024 and September 30, 2023, respectively. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and for inventory that we believe customers will be unable to purchase.

Operating Expenses
There were no significant changes to operating expenses during the first quarter of fiscal year 2025. Total research, development, and engineering (“RD&E”) expenses were $2.3 million during the three months ended September 28, 2024 and $2.2 million during the three months ended September 30, 2023, respectively. Total RD&E expenses as a percent of net sales were 1.7 percent during the three months ended September 28, 2024 and 1.5 percent during the three months ended September 30, 2023.
Total selling, general and administrative (“SG&A”) expenses were $6.6 million during the three months ended September 28, 2024 compared to $5.8 million for the three months ended September 30, 2023. Total SG&A expenses as a percentage of net sales were 5.0 percent for the three months ended September 28, 2024 and 3.9 percent for the three months ended September 30, 2023. These increases are attributable to increases in third party professional services, provision for credit losses, and indirect labor.
Interest
There were no significant changes to interest expenses in the first quarter of fiscal year 2025 as compared to the same period in fiscal year 2024. Interest expense was $3.3 million during the three months ended September 28, 2024 and $3.0 million during the three months ended September 30, 2023.
Income Taxes
The effective tax rate for the three months ended September 28, 2024 was 4.8 percent compared to (30.4) percent for the three months ended September 30, 2023. The increase was primarily due to federal research and development tax credits and permanent book-to-tax differences relative to the respective pretax income (or loss) amounts of each period.
Our judgments regarding deferred tax assets and liabilities may change due to changes in market conditions, changes in estimates, changes in tax laws or other factors. If assumptions and estimates change in the future, the deferred tax assets and liability will be adjusted accordingly and any increase or decrease will result in an additional deferred income tax expense or benefit in subsequent periods.
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), we use certain non-GAAP financial measures, adjusted net income and adjusted net income per share, diluted. We provide these non-GAAP financial measures because we believe they provide greater transparency related to our core operations and represent supplemental information used by management in its financial and operational decision making. We exclude (or include) certain items in our non-GAAP financial measures as we believe the net result is a measure of our core business. We believe this facilitates operating performance comparisons from period to period by eliminating potential differences caused by the existence and timing of certain income and expense items that would not otherwise be apparent on a GAAP basis. Non-GAAP performance measures should be considered in addition to, and not as a substitute for, results prepared in accordance with GAAP. The non-GAAP financial measures disclosed below should be read in conjunction with the remainder of this Quarterly Report on Form 10-Q, including the consolidated financial statements and footnotes thereto. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Our non-GAAP financial measures may be different from those reported by other companies. See the table below for reconciliations of adjusted net income to the most directly comparable GAAP measure, which is GAAP net income, and the computation of adjusted net income per share, diluted.

	Three Months Ended
(in thousands, except per share amounts)	September 28, 2024	September 30, 2023
GAAP net income (loss)	1,124	335
Gain on insurance proceeds (net of losses)	—	(431)
Stock-based compensation expense	67	59
Income tax effect of non-GAAP adjustments (1)	(13)	74
Adjusted net income (loss):	$1,178	$37

Adjusted net income (loss) per share — non-GAAP Diluted	$0.11	$0.00
Weighted average shares outstanding — Diluted	10,762	11,003
(1) Income tax effects are calculated using an effective tax rate of 20%, which approximates the effective statutory tax rate for the presented periods.
BACKLOG
On September 28, 2024, we had an order backlog of approximately $210.8 million. This compares with a backlog of approximately $319.8 million on September 30, 2023. The decrease in order backlog is related to some softening on demand for a number of our Mexico-based programs, partially offset by an increase in demand for our U.S. based facilities. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the three months ended September 28, 2024 was $9.9 million. Net cash provided by operating activities was $5.6 million for the three months ended September 30, 2023.
The $9.9 million of net cash provided by operating activities for the three months ended September 28, 2024 was primarily related to $1.1 million in net income for the period adjusted for $3.0 million of depreciation and amortization, a $9.0 million decrease in inventory, a $0.4 million increase in accrued compensation and vacation, a $4.4 million increase in accounts payable, and a $2.2 million increase in other liabilities partially offset by a $1.6 million increase in accounts receivable, a $2.4 million increase in contract assets, and a $6.7 million increase in other assets.
The $5.6 million of net cash provided by operating activities for the three months ended September 30, 2023 was primarily related to $0.3 million in net income for the period adjusted for $2.8 million of depreciation and amortization, a $10.9 million decrease in inventory, a $9.2 million decrease in accounts receivable, and a $1.4 million decrease in other assets, partially offset by a $14.3 million decrease in accounts payable, a 1.0 million decrease in other liabilities, a $1.5 million decrease in accrued compensation and vacation, and a $3.0 million increase in contract assets.
Accounts receivable fluctuates based on the timing of shipments, terms offered, and collections that occurred during the quarter. While overall net sales are not typically seasonal in nature, we ship the majority of our product during the latter half of the quarter. We purchase inventory based on customer forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, negotiated supplier terms and taking advantage of early pay discounts.
Investing Cash Flow
Cash used in investing activities was $0.4 million during the three months ended September 28, 2024 as compared to cash provided by investing activities of $1.7 million during the three months ended September 30, 2023. Our primary investing activities during the three months ended September 28, 2024 and September 30, 2023, related to purchasing equipment to support increased production levels for new programs, and insurance proceeds related to losses incurred at our Arkansas facility, respectively.
Leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Total capital expenditures are expected to be approximately $8-$10 million during the fiscal year, some of which may be funded through finance leases. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loans.

Financing Cash Flow
Cash used in financing activities was $7.8 million during the three months ended September 28, 2024 as compared to $7.4 million provided by financing activities in the same period of the previous fiscal year. Our primary financing activities during the three months ended September 28, 2024 and three months ended September 30, 2023, were borrowings and repayments under our asset-based revolving line of credit facility with Bank of America (the “Loan Agreement”) and term loans.
Our cash requirements are affected by the level of current operations and new programs. As discussed below, we are in discussions with multiple financial institutions to either extend the borrowing capacity or maturity date on our Loan Agreement or to refinance the Loan Agreement in whole. If we are unable to meet projected operating results or restructure or refinance our Loan Agreement, we may need to delay the purchase of raw materials or require our customers to fund inventory raw material costs ahead of production. The Company further notes projected cash from operations from increased demand from certain customers will be partially offset by an anticipated slowdown in collections from other customers and increasing inventory levels in efforts to mitigate supply chain constraint risks. Other options to increase our liquidity include factoring receivables or leveraging foreign owned assets for additional borrowing capacity. We believe that projected cash from operations, funds available under the Loan Agreement and Banorte line of credit, and leasing capabilities will be sufficient to meet our working and fixed capital requirements for at least the next 12 months.
As of September 28, 2024, approximately $18.5 million was available under the Loan Agreement. Due to the upcoming maturity of the Loan Agreement on December 3, 2025, we are in discussions with financial institutions to refinance our revolving line of credit. The terms available to us may be less favorable than the terms of our existing Loan Agreement. For additional information, see Note 4 - “Long Term Debt” of the Notes to Consolidated Financial Statements to this Quarterly Report on Form 10-Q, and Part II, Item 1A. Risk Factors “Risks Related to Capital and Financing “⸻Our failure to comply with the covenants in our credit arrangements could materially and adversely affect our financial condition” and “⸻Our ability to secure and maintain sufficient credit arrangements is key to our continued operations.”
As of September 28, 2024, we had approximately $6.6 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of September 28, 2024 would approximate $9,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in Note 5 of the “Notes to Consolidated Financial Statements.”
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended June 29, 2024. There have been no material changes in contractual obligations outside the ordinary course of business since June 29, 2024 except that the maturity date of the outstanding balance of the asset-based credit facility, which was $101.5 million as of September 28, 2024, has moved from fiscal year 2027 to fiscal year 2026. See Note 4 - “Long-Term Debt” of the Notes to Consolidated Financial Statements for additional information.

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
During the COVID-19 pandemic, we saw extreme shifts in demand from our customer base. The possibility of future temporary closures and labor constraints, as well as the inability to predict customer demand, costs, and future supply chain disruptions during pandemics can materially impact operating results.
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
Adverse macroeconomic conditions, such as those that were a result of COVID-19, have and may continue to affect our business. The conditions affect the Company’s ability to predict and plan for future supply chain disruptions, fluctuations in customer demand and costs, and the ability to operate as there is uncertainty over future temporary closures. Inflation has also risen globally to historically high levels. As the inflation rate continues to increase, the costs of labor and other expenses have and may continue to increase. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability. Inflation may further exacerbate other risk factors discussed in this Quarterly Report on Form 10-Q, including disruptions to international operations.
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

In addition, we must successfully manage transition issues that may result from the departure or retirement of members of our leadership team. For example, our Chief Executive Officer retired at the end of fiscal year 2024 and is succeeded by our former Chief Financial Officer. Any significant leadership change or senior management transition involves inherent risks and failure to ensure a smooth transition could hinder our strategic planning, business execution, and future performance. We cannot provide assurances that any changes of management personnel will not cause disruption to operations or customer relationships or a decline in our operating results.
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
We routinely monitor our systems for cyber threats and believe we have sufficient processes in place to detect and remediate vulnerabilities. Nevertheless, we have experienced attempted security breaches, such as phishing emails and other targeted attacks. For example, as previously disclosed in our Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2024, as amended, we became aware of unauthorized access to our IT systems that resulted in a material impact on our financial condition and results of operations during the fourth quarter of fiscal year 2024 ending on June 29, 2024 (the "Previously Disclosed Cyber Incident"). We expect that our operations will continue to be subject to cyber threats, and any future cybersecurity incident could significantly disrupt our operations.
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
We have restrictive covenants with our financial institutions that impact how we manage our business. We have not always met these covenants in the past and have had to obtain waivers and amend our Loan Agreement, including for events of default related to breaches of the fixed charge coverage ratio for fiscal quarter ended March 30, 2024 and the periods ended June 29, 2024 and July 27, 2024. The amendment waiving the event of default for fiscal quarter ended March 30, 2024 resulted in an increase in interest rates and shortened the maturity date to September 3, 2025. In addition, this amendment reduced the minimum requirement for the fixed charge coverage ratio from 1.25:1.00 to 1.00:1.00 as of March 30, 2024, with the minimum requirement to increase as follows: 1.05:1.00 on July 27, 2024, 1.15:1.00 on October 26, 2024, 1.20:1.00 on January 25, 2025 and 1.25:1.00 on and after March 29, 2025. As noted above, we were unable to meet this ratio for the periods ended June 29, 2024 and July 27, 2024, and we also breached a covenant requiring us to deliver audited financial statements to the lender within 90 days of the Company’s fiscal year-end. As a result, we had to further amend our Loan Agreement on October 9, 2024. The amendment waiving these events of default resulted in an increase in interest rates and increased the availability block, which reduces the calculated borrowing base under the Loan Agreement, from $8 million to $10 million, with further increases to $11 million and $12 million to be effective on December 31, 2024 and March 31, 2025, respectively.

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
There is no assurance that we will be able to retain, renew, or refinance our credit arrangements on terms acceptable to us, or at all. As noted in the prior risk factor, a recent amendment to our Loan Agreement shortened the maturity date to September 3, 2025. On September 27, 2024, in connection with the preparation of our Annual Report on Form 10-K for fiscal year 2024, we entered into an additional amendment to the Loan Agreement to extend the maturity date by three months to December 3, 2025. Because our Loan Agreement terminates on December 3, 2025, we need to extend, renew or refinance this agreement in the coming months. The terms available to us may be less favorable than the terms of our existing Loan Agreement. Our inability to extend, renew, or refinance our indebtedness on a timely basis could also result in unfavorable accounting treatment. This could include management and our independent auditors concluding on risks over the Company's ability to continue as a going concern. Our inability to extend, renew or refinance our credit arrangements could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
We are required to evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on a periodic basis and publicly disclose the results of these evaluations and related matters in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). As described in Item 9A. Controls and Procedures of our Annual Report on Form 10-K, we identified a material weakness in the design and implementation of effective controls over the accounting for revenue recognition relating to cost recovery of material price variances. We also identified a material weakness in the design and implementation of effective controls over the adoption of new accounting standards. As a result of these material weaknesses, our management concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of June 29, 2024.
We are engaged in developing and implementing a remediation plan, as described in Item 9A. Controls and Procedures of our Annual Report on Form 10-K, designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing. Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully developed, when it will be fully implemented or the aggregate cost of implementation. Until our remediation plan is fully implemented, our management will continue to devote time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. If we are unable to report our results in a timely and accurate manner, our stock may be delisted from the NASDAQ Global Market and we will not be able to comply with the applicable covenants in our financing arrangements, including our Loan Agreement, as described in —Risks Related to Capital and Financing—“Our failure to comply with the covenants in our credit arrangements could materially and adversely affect our financial condition.” In addition, we could be subject to regulatory investigations and penalties or stockholder litigation. Any of these risks could have a material adverse impact on our business and financial condition.

If we fail to remediate our material weaknesses, or in the future fail to maintain proper and effective internal controls, our business and financial condition could be materially adversely impacted.
We cannot assure you that we will not discover additional deficiencies in our internal control over financial reporting. Moreover, as discussed in the following risk factor, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. As of June 29, 2024, we are a non-accelerated filer under the Exchange Act and are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements.
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
In addition, we continue to cooperate with the SEC regarding matters related to the internal investigation. The completion of the internal investigation in fiscal year 2022 did not automatically resolve the SEC’s inquiries. If the SEC or any other regulator were to commence legal action against us, we could be required to pay significant penalties and become subject to injunctions, cease and desist orders or other remedies. We can provide no assurances as to the outcome of any governmental inquiry or investigation. Further, we, our officers and members of our Board of Directors could be named as defendants in lawsuits asserting claims arising out of the subject matter of the Audit Committee’s internal investigation. As a result of any legal proceedings and any related indemnification requirements to our officers and directors, we could be required to pay monetary damages that may be in excess of our insurance coverage or may have additional penalties or other remedies imposed against us or our officers and directors.
All of these expenses, and the diversion of the attention of management and other personnel that has occurred and is expected to continue, could adversely affect our business, financial condition, results of operations and cash flows.
LEGAL AND ACCOUNTING RISKS
We restated certain of our prior consolidated financial statements in our Annual Report on Form 10-K, which resulted in unanticipated costs and may lead to additional risks and uncertainties, including loss of investor confidence, regulatory action or litigation.
As previously disclosed, in our Annual Report on Form 10-K, we have restated or revised certain of our previously issued financial statements. This process was time-consuming and expensive, including unanticipated costs for accounting and legal fees. The restatement and revisions also expose us to additional risks that could adversely affect our business and financial condition, such as litigation, regulatory action or loss of investor confidence. Lawsuits or regulatory investigations may invoke federal and state securities law claims, contractual claims or other claims arising from the restatement, revisions and material weaknesses in our internal control over financial reporting. We may incur substantial defense costs regardless of the outcome of any litigation or regulatory investigation, and such events might cause a diversion of our management’s time and attention. If we do not prevail in any litigation or regulatory action, we could be required to pay substantial damages, penalties or settlement costs. In addition, the restatement and revisions may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility, line of credit facility, and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with SOFR rates. The interest rates applicable to our asset-based secured line of credit facility fluctuate with Itercambaria de Equilibrio Interest Rate. There was outstanding $101.5 million in borrowings under our asset-based senior secured revolving credit facility, MXN99.3 million outstanding in borrowing under our asset-based secured line of credit facility, and $7.2 million outstanding on our equipment financing facilities as of September 28, 2024.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. From time to time, we use Mexican Peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican Peso denominated expenses. There were $22.01 million of foreign currency forward contracts outstanding as of September 28, 2024. See Note 9 - “Derivative Financial Instruments” to the Notes to Consolidated Financial Statements for additional information regarding our derivative instruments.

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
Based on their evaluation as of September 28, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in control over financial reporting previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K.
Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.
Remediation Update
In Part II, Item 9A of our Annual Report on Form 10-K, we identified steps management has taken, and is in the process of taking, to remediate the material weaknesses noted above. Those steps include;
•Training related to the proper accounting for material price variances
•Enhancing closing process documentation related to material price variances
•Hiring of technical accounting finance staff with US GAAP knowledge and experience; and
•Enhance closing process documentation related to adoption of new accounting standards

We have made progress towards designing and implementing the above steps. Specifically, we have educated those individuals responsible for recording and approving material price variances regarding the appropriate accounting treatment as revenue. We have added new required monitoring procedures to our month-end closing process aimed to timely detect any further errors related to accounting for material price variances. Further, we intend to hire an additional qualified accounting and financial reporting person with multiple years of US GAAP and Sarbanes-Oxley Act experience. Finally, we have designed a control related to the adoption of new accounting pronouncements and are in the process of implementing this control.

We will continue to review, revise, and improve the design and implementation of our internal controls as appropriate. Although we have made enhancements to our control procedures, the material weaknesses noted above are not yet remediated.

Changes in Internal Control over Financial Reporting
Except as disclosed above, and in Part II, Item 9A of our Annual Report on Form 10-K, there have been no significant changes in our internal controls over financial reporting during the three months ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).
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
Item 5. Other Information
Insider Trading Arrangements
During the fiscal quarter ended September 28, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as defined in Regulation S-K, Item 408.

Item 6.	Exhibits

	3.1	Articles of Incorporation, incorporated by reference to the Company’s Form 10-K for the fiscal year ended July 3, 2021

	3.2	Bylaws, as amended, incorporated by reference to the Company’s Form 10-K for the fiscal year ended July 3, 2021

	10.1	Form of Restricted Stock Unit Grant Notice and Agreement, incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 28, 2024

10.2
Fifth Amendment to Loan, Guaranty and Security Agreement, dated September 27, 2024, among the Company, Bank of America, N.A. and certain other parties, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 1, 2024

10.3
Sixth Amendment to Loan, Guaranty and Security Agreement, dated October 9, 2024, among the Company, Bank of America, N.A. and certain other parties, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 10, 2024

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

KEY TRONIC CORPORATION

/s/ BRETT R. LARSEN
Brett R. Larsen	Date:	November 12, 2024
President and Chief Executive Officer
(Principal Executive Officer)

/s/ ANTHONY G. VOORHEES
Anthony G. Voorhees	Date:	November 12, 2024
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)