Form 10-Q
period 2024-12-28
KEY TRONIC CORP
filed 2025-02-07
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 4, 2025, 10,761,871 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” and “Key Tronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	December 28, 2024	June 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$4,244	$4,752
Trade receivables, net of credit losses of $2,931 and $2,918	113,132	132,559
Contract assets	18,892	21,250
Inventories	100,709	105,099
Other, net of credit losses of $1,496 and $1,679	24,159	24,739
Total current assets	261,136	288,399
Property, plant and equipment, net	27,123	28,806
Operating lease right-of-use assets, net	13,829	15,416
Other assets:
Deferred income tax asset	19,287	17,376
Other	6,454	5,346
Total other assets	25,741	22,722
Total assets	$327,829	$355,343
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,585	$79,394
Accrued compensation and vacation	6,218	6,510
Current portion of long-term debt	5,063	3,123
Other	18,904	15,149
Total current liabilities	93,770	104,176
Long-term liabilities:
Long-term debt, net	106,020	116,383
Operating lease liabilities	8,429	10,312
Deferred income tax liability	9	263
Other long-term obligations	114	219
Total long-term liabilities	114,572	127,177
Total liabilities	208,342	231,353
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,762 and 10,762 shares, respectively	47,367	47,284
Retained earnings	73,131	76,921
Accumulated other comprehensive (loss)	(1,011)	(215)
Total shareholders’ equity	119,487	123,990
Total liabilities and shareholders’ equity	$327,829	$355,343
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Net sales	$113,853	$147,847	$245,411	$297,959
Cost of sales	106,147	136,084	224,402	275,334
Gross profit	7,706	11,763	21,009	22,625
Research, development and engineering expenses	2,320	1,758	4,609	3,999
Selling, general and administrative expenses	6,507	6,057	13,077	11,841
Gain on insurance proceeds, net of losses	—	—	—	(431)
Total operating expenses	8,827	7,815	17,686	15,409
Operating income (loss)	(1,121)	3,948	3,323	7,216
Interest expense, net	3,904	2,961	7,167	5,972
Income (loss) before income taxes	(5,025)	987	(3,844)	1,244
Income tax provision (benefit)	(111)	(97)	(54)	(175)
Net income (loss)	$(4,914)	$1,084	$(3,790)	$1,419
Net income (loss) per share — Basic	$(0.46)	$0.10	$(0.35)	$0.13
Weighted average shares outstanding —Basic	10,762	10,762	10,762	10,762
Net income (loss) per share — Diluted	$(0.46)	$0.10	$(0.35)	$0.13
Weighted average shares outstanding — Diluted	10,762	10,889	10,762	10,889
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Comprehensive income (loss):
Net income (loss)	$(4,914)	$1,084	$(3,790)	$1,419
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	42	230	(796)	288
Comprehensive income (loss)	$(4,872)	$1,314	$(4,586)	$1,707
Other comprehensive income (loss) for the three months ended December 28, 2024 and December 30, 2023, is reflected net of tax expense (benefit) of approximately $0.0 million and $0.1 million, respectively. Other comprehensive (loss) for the six months ended December 28, 2024 and December 30, 2023, is reflected net of tax expense (benefit) of approximately $(0.2) million and $0.1 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Six Months Ended
	December 28, 2024	December 30, 2023
Operating activities:
Net income (loss)	$(3,790)	$1,419
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,536	5,498
Amortization of interest rate swap	—	97
Amortization of deferred loan costs	1,286	137
Noncash lease expense	2,371	2,928
Provision for warranty	16	138
Provision for credit losses	372	49
Loss (gain) on disposal of assets	8	(36)
Gain on insurance proceeds, net of losses	—	(431)
Share-based compensation expense	83	111
Deferred income taxes	(2,166)	(1,213)
Noncash accrued compensation benefit	—	(3,907)
Changes in operating assets and liabilities:
Trade receivables	19,415	15,708
Contract assets	2,361	2,155
Inventories	4,390	13,808
Other assets	(3,922)	417
Accounts payable	(15,809)	(24,541)
Accrued compensation and vacation	(292)	(3,768)
Other liabilities	1,678	511
Cash provided by operating activities	11,537	9,080
Investing activities:
Purchase of property and equipment	(821)	(2,609)
Proceeds from insurance	—	2,249
Cash used in investing activities	(821)	(360)
Financing activities:
Payment of financing costs	(2,580)	(625)
Repayments of long term debt	(2,294)	(1,457)
Borrowings under revolving credit agreement	310,646	272,755
Repayments of revolving credit agreement	(343,489)	(278,643)
Principal payments on finance leases	(1,507)	(2,561)
Proceeds from issuance of long-term debt	28,000	1,161
Cash used in financing activities	(11,224)	(9,370)
Net decrease in cash and cash equivalents	(508)	(650)
Cash and cash equivalents, beginning of period	4,752	3,603
Cash and cash equivalents, end of period	$4,244	$2,953
Supplemental cash flow information:
Interest payments	$5,986	$6,015
Income tax payments, net of refunds	$458	$1,602
Recognition of operating lease liabilities and right-of-use assets	$784	$3,575
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Total shareholders’ equity, beginning balances	$124,343	$131,069	$123,990	$130,617

Common stock (shares):
Beginning balances	10,762	10,762	10,762	10,762
Ending balances	10,762	10,762	10,762	10,762

Common stock:
Beginning balances	$47,351	$47,786	$47,284	$47,727
Share-based compensation	16	53	83	112
Ending balances	47,367	47,839	47,367	47,839

Retained Earnings:
Beginning balances	$78,045	$83,321	$76,921	$82,986
Net income	(4,914)	1,084	$(3,790)	1,419
Ending balances	73,131	84,405	73,131	84,405

Accumulated other comprehensive income (loss):
Beginning balances	$(1,053)	$(39)	$(215)	$(97)
Unrealized gain (loss) on hedging instruments, net	42	230	(796)	288
Ending balances	(1,011)	191	(1,011)	191
Total shareholders’ equity, ending balances	$119,487	$132,435	$119,487	$132,435
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three month and six month periods ended December 28, 2024 and December 30, 2023, were both 13 week periods. Fiscal year 2025 will end on June 28, 2025, which is a 52 week year. Fiscal year 2024 which ended on June 29, 2024, was also a 52 week year.
Management’s Assessment of Liquidity
Historically, due to the timing between the procurement of raw materials, production cycle and payment from our customers, we have financed operations and met our capital expenditure requirements primarily through cash flows provided by operations and borrowings under our credit facilities. We generated an operating loss and net loss of $(1.1) million and $(4.9) million, respectively, during the 3-month period ended December 28, 2024, and have positive working capital of $167.4 million as of December 28, 2024. Based on current projections, we anticipate generating cash from operations as revenue is expected to increase during the third quarter of fiscal year 2025 along with anticipated cost savings from ongoing restructurings.

On December 3, 2024, we entered into an asset-based credit agreement with BMO Bank, N.A that provides for an asset-based senior secured revolving credit facility of up to $115 million, maturing on December 3, 2029. On December 3, 2024, we also entered into a $28 million term loan credit agreement with Callodine Commercial Finance, LLC. As of December 28, 2024, approximately $18.1 million was available under the credit facility. In addition, MXN16 million ($0.8 million USD) was available under the line of credit with Banorte Financial Group. Additionally, $4.2 million of cash was on hand. We believe that projected cash from operations and funds available under our asset-based revolving credit facility will be sufficient to meet our working and fixed capital requirements for at least the next 12 months.
2.Significant Accounting Policies
Reclassifications
Certain prior period reclassifications were made to conform with the current period presentation. These reclassifications had no effect on reported income, comprehensive income, cash flows, total assets, or shareholders' equity as previously reported.
Allowance for Credit Losses
The Company evaluates the collectability of accounts receivable and records an allowance for credit losses, which reduces the receivables to an amount that management reasonably estimates will be collected. A specific allowance is recorded against receivables considered to be impaired based on the Company’s knowledge of the financial condition of the customer, and a general allowance is calculated and applied to remaining receivables based on the Company's historical collection experience and forecasted collection ability. In determining the amount of the allowance, the Company considers several factors including the aging of the receivables, the current business environment and historical experience. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.
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

Income Taxes
We compute our interim income tax provision through the use of an estimated tax rate (ETR) applied to year-to-date operating results and specific events that are discretely recognized as they occur. In determining the estimated annual ETR, we analyze various factors, including projections of our annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual ETR.
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
3.Inventories
Inventories as of December 28, 2024 are $100.7 million compared to $105.1 million as of June 29, 2024. The components of inventories consist of the following (in thousands):

	December 28, 2024	June 29, 2024
	(in thousands)
Raw materials and supplies	$79,735	$80,570
Work-in-process	20,974	24,529
Inventories	$100,709	$105,099

4.Long-Term Debt

	Maturity Date	Interest Rate	December 28, 2024	June 29, 2024
			(in thousands)
Asset-based senior secured revolving credit facility (1)	December 3, 2029	7.4%	$75,566	$107,149
Domestic term loan - Callodine (2)	December 3, 2029	11.6%	28,000	—
Foreign line of credit (3)	December 11, 2026	13.3%	4,143	5,403
Domestic term loans - Balboa (4)	September 19, 2030	6% to 8%	4,127	4,535
Foreign term loan - Banorte (5)	April 24, 2026	5.5%	1,600	2,200
Domestic term loan - Bank of America (6)	August 14, 2025	4.9%	—	1,277
Total debt			113,436	120,564
Less: current portion of debt			(5,063)	(3,123)
Less: unamortized financing costs			(2,353)	(1,059)
Long-term debt, net			$106,020	$116,382
(1) On December 3, 2024, Key Tronic Corporation (the "Company") entered into an asset-based credit agreement (the "Credit Agreement") among the Company, certain domestic subsidiaries (as co-borrowers or guarantors), BMO Bank, N.A (the "Bank"), as administrative agent and swing line lender, BMO Capital Markets as arranger and book runner, and certain financial institutions, as lenders. The Credit Agreement provides for an asset-based senior secured revolving credit facility (the "Credit Facility") of up to $115 million, maturing on December 3, 2029.
Generally, under the Credit Agreement and at the Company’s option: (i) each SOFR Loan shall bear interest at a rate per annum equal to Adjusted Term SOFR (Term SOFR plus 0.10%, subject to a floor of 0.00%) plus an applicable margin of 2.50% to 3.00%, depending on the availability of borrowing amounts under the Credit Agreement; and (ii) each Base Rate Loan, Swing Line Loan or other Obligation shall bear interest at a rate per annum equal to the Base Rate (subject to a floor of 1.00%) plus an applicable margin of 1.50% to 2.00%, depending on the availability of borrowing amounts under the Credit Agreement. As of December 28, 2024, the applicable margin was 2.75% for SOFR Loans and 1.75% for Base Rate Loans. If there is an event of default under the Credit Agreement, all loans and other obligations may bear interest at a rate of an additional 2.00% on the otherwise applicable interest rates. In addition to the applicable interest rates, the Company is required to pay a fee of 0.2% per annum on the unused portion of the Credit Facility, monthly in arrears. Availability on the line of credit is generally determined based on eligible inventory and accounts receivable balances.
Proceeds from the Credit Facility and the Term Loan discussed below were used to pay-off the Company's prior loan and security agreement, as amended, with Bank of America, N.A. (with the related credit facility, the "Prior Credit Facility") in the amount of $99.7 million, as well as its outstanding equipment term loan, and financing costs related to the Credit Agreement. The Term Loan, may also be used to pay-off certain other existing debt, to issue letters of credit, and for other business purposes, including working capital needs. As of December 28, 2024, the Company had an outstanding balance under the asset-based revolving credit facility of $75.6 million, no outstanding letters of credit and $18.1 million available for future borrowings.
On August 14, 2020, the Company entered into a loan agreement with Bank of America (“Loan Agreement”). The Loan Agreement, as amended, provided for an asset-based senior secured revolving credit facility with an availability of up to $120 million, subject to the Company’s borrowing base, and was set to mature on December 3, 2026. The interest rate as of December 2, 2024 at the time of pay-off was approximately 9.2%.
As of June 29, 2024, the Company had an outstanding balance under the Prior Credit Facility of $107.1 million, $0.3 million in outstanding letters of credit and $12.9 million available for future borrowings.
(2) On December 3, 2024, the Company entered into a $28 million term loan (the "Term Loan") credit agreement among the Company, certain domestic subsidiaries (as co-borrowers or guarantors), Callodine Commercial Finance, LLC (“Callodine”), as administrative agent, and certain financial institutions, as term loan lenders. The Term Loan requires quarterly repayments of principal in the amount of $0.75 million. The remainder will be payable at maturity which is the earlier of December 3, 2029 or the maturity of the Credit Agreement described above. The Term Loan bears interest at Adjusted Term SOFR (Term SOFR plus 0.15%, subject to a floor of 3.50%) plus an applicable margin of 7.00%. If there is an event of default under the Term Loan, all loans and other obligations may bear interest at a rate of an additional 2.00% on the otherwise applicable interest rate. The Company had an outstanding balance of $28.0 million as of December 28, 2024.
(3) On December 11, 2023, the Company entered into a loan agreement in Mexican peso with Banorte Financial Group. The agreement provides for a three-year secured line of credit up to MXN100 million, subject to the Company’s borrowing base, maturing on December 11, 2026. The credit facility bears interest at Iterbancario de Equilibrio Interest Rate plus 2.75%, and as of December 28, 2024, was 13.3%. As of December 28, 2024, the Company had an outstanding balance under the revolving credit facility of MXN84 million ($4.14 million USD) and MXN16 million ($0.8 million USD) available for future borrowings.
(4) On September 19, 2023, the Company entered into a $1.1 million equipment financing agreement with Ameris Bank dba Balboa Capital ("Balboa Capital"). Combining with other equipment financing agreements entered in the third quarter of fiscal year 2023, a total of $5.5 million relates to the Company’s existing manufacturing equipment that bears an interest rate range of 6% - 8% and matures in the first quarter of fiscal 2030. Under these loan agreements, equal monthly payments of $94,000 commenced in the fourth quarter of fiscal year 2024 and will continue through the maturity of the equipment financing facility in the first quarter of fiscal 2030. The Company had an outstanding balance $4.1 million as of December 28, 2024.
(5) On November 24, 2020, the Company entered into a $6.0 million equipment financing facility related to the Company’s existing manufacturing equipment that bears interest at 5.52% and matures on April 24, 2026. Under this loan agreement, equal monthly payments of $100,000 commenced on May 24, 2021 and will continue through the maturity of the equipment financing facility on April 24, 2026. As of December 28, 2024, the Company had an outstanding balance of $1.6 million. As of June 29, 2024, the Company had an outstanding balance of $2.2 million.
(6) On August 14, 2020, the Company entered into a $5.0 million equipment financing facility with Bank of America relating to the Company’s existing U.S. manufacturing equipment that accrued interest at 4.85% and was set to mature on August 14, 2025. Under this loan agreement, equal monthly payments of approximately $94,000 commenced on September 14, 2020 and continued through the pay-off of the Prior Credit Facility on December 4, 2024. As of June 29, 2024, the Company had an outstanding balance of $1.3 million.
Debt maturities as of December 28, 2024 for the next five years are as follows (in thousands):

Fiscal Years Ending	Amount
2025 (1)	$2,524
2026	4,894
2027	8,104
2028	4,032
2029 - Thereafter	93,882
Total debt	$113,436
Unamortized debt issuance costs	(2,353)
Long-term debt, net of debt issuance costs	$111,083
    (1) Represents scheduled payments for the remaining six-month period ending June 28, 2025.
The Company must comply with certain financial covenants, including earnings before interest, taxes, depreciation, amortization and other adjustments, availability and, if triggered, a fixed charge coverage ratio. The credit agreement requires the Company to grant certain inspection rights to Bank of Montreal, limit or restrict the Company’s cash management; limit or restrict the ability of the Company to incur additional liens, make acquisitions or investments, incur additional indebtedness, engage in mergers, consolidations, liquidations, dissolutions, or dispositions, pay dividends or other restricted payments, prepay certain indebtedness, engage in transactions with affiliates, and use proceeds. As of December 28, 2024, the Company was in compliance with all financial covenants.
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
The Company has available approximately $10.8 million of gross federal research and development tax credits as of December 28, 2024. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of December 28, 2024, the Company has recorded $2.9 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $7.9 million.
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

	Three Months Ended		Six Months Ended
	(in thousands, except per share information)
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Net income (loss)	$(4,914)	$1,084	$(3,790)	$1,419
Weighted average shares outstanding—basic	10,762	10,762	10,762	10,762
Effect of dilutive common stock awards	—	127	—	127
Weighted average shares outstanding—diluted	10,762	10,889	10,762	10,889
Net income (loss) per share—basic	$(0.46)	$0.10	$(0.35)	$0.13
Net income (loss) per share—diluted	$(0.46)	$0.10	$(0.35)	$0.13
Antidilutive shares not included in diluted earnings per share	48	525	—	525

7. Stock-Based Compensation and Benefit Plans
The Company’s 2024 Incentive Plan provides for equity and liability awards to employees and non-employee directors with service and performance vesting conditions in the form of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock-based or cash-based awards. At December 28, 2024, 1,595,362 shares were available for grant. Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period, and is recorded as employee compensation expense in cost of goods sold, research, development and engineering, and selling, general and administrative expenses. Share-based compensation is recognized only for those awards that are expected to vest. For SARs awards forfeitures are estimated at the date of grant based on historical experience and future expectations. Due to a lack of historical experience and a different grant pool than SARs, forfeitures for restricted stock units are accounted for prospectively as they occur.

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

	SARs	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, July 1, 2023	626,250	—	$6.41	2.2
SARs forfeited	(137,500)		6.94
SARs expired	(101,250)		8.17
Balance, December 30, 2023	387,500	$—	$5.78	1.8

Balance, June 30, 2024	387,500	—	$5.78	1.8
SARs forfeited	(136,250)		7.17
SARs expired	(115,000)		4.93
Balance, December 28, 2024	136,250	$—	$5.10	2.6
Exercisable at December 28, 2024	—	—	—	—

The Black-Scholes option valuation model is used by the Company for estimating the fair value of SARs. Option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. Changes in these assumptions can materially affect the fair value estimates. There were no SARs granted during the three or six months ended December 28, 2024 and December 30, 2023.
Share-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. Total SARs expense recognized during the three months ended December 28, 2024 and December 30, 2023 was approximately $(158,000) and $52,000, respectively. Total SARs expense recognized during the six months ended December 28, 2024 and December 30, 2023 was approximately $(139,000) and $111,000, respectively
There were no SARs exercised during the three or six month periods ended December 28, 2024 or December 30, 2023.
As of December 28, 2024, total unrecognized compensation expense for SARs awards was approximately $0.1 million, which is expected to be recognized over a weighted average period of approximately 0.6 years.
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
During the three months ended December 28, 2024, the Company granted 4,638 restricted stock units at a weighted average grant date fair value of $5.39 per share. Total restricted stock unit expense recognized during the three months ended December 28, 2024 was approximately $176,000. During the six months ended December 28, 2024, the Company granted 329,457 restricted stock units at a weighted average grant date fair value of $4.52 per share. Total restricted stock unit expense recognized during the six months ended December 28, 2024 was approximately $223,000.
As of December 28, 2024, total unrecognized compensation expense on restricted stock units was $1.3 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.

8.Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $26,000 as of December 28, 2024 and $164,000 as of June 29, 2024.
Gain from Insurance Recoveries, Net of Losses
Gain from insurance recoveries, net of losses, relate to losses incurred from storm damage to the Company’s Arkansas facility on July 29, 2022, as the result of a lightning strike and were recorded throughout fiscal year 2024 and fiscal year 2023. The Company recorded no gain during the three or six months ended December 28, 2024. The Company recorded $0.4 million of gain during the six months ended December 30, 2023, and recorded no gain during the three months ended December 30, 2023.
9.Derivative Financial Instruments
As of December 28, 2024, the Company had outstanding foreign currency forward contracts with a total notional amount of $29.0 million through the end of the second quarter of fiscal year 2025. During the three months ended December 28, 2024, the Company entered into $12.9 million of foreign currency forward contracts and settled $5.9 million of contracts. During the same period of the previous year, the Company entered into $6.5 million of foreign currency forward contracts and settled $3.2 million of contracts.
During the six months ended December 28, 2024, the Company entered into $29.0 million of foreign currency forward contracts and settled $12.5 million of such contracts. During the same periods of the previous year, the Company entered into $6.5 million of foreign currency forward contracts and settled $3.2 million of contracts.
Changes in the fair value of the forward contracts are recognized as a component of OCI and will be recognized in cost of sales when the hedged item affects earnings. The amount of net losses expected to be reclassified into earnings in the next 12 months is $1.3 million.
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
The following table summarizes the fair value of the derivative instruments in the Consolidated Balance Sheets as of December 28, 2024 and December 30, 2023 (in thousands):

		Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20	Balance Sheet Location	December 28, 2024	June 29, 2024
Foreign currency forward contracts	Other current liabilities	$1,306	$277

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Operations for the three months ended December 28, 2024 and December 30, 2023, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of September 28, 2024	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 28, 2024
Forward contracts	Cost of sales	$1,053	$(543)	$501	$1,011
Total		$1,053	$(543)	$501	$1,011

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of September 30, 2023	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 30, 2023
Forward contracts	Cost of sales	$—	$263	$(72)	$191
Interest rate swap	Interest expense	(39)	—	39	—
Total		$(39)	$263	$(33)	$191
The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Operations for the six months ended December 28, 2024 and December 30, 2023, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 29, 2024	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 28, 2024
Forward contracts	Cost of sales	$215	$(2)	$798	$1,011
Total		$215	$(2)	$798	$1,011

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 1, 2023	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 30, 2023
Forward contracts	Cost of sales	$—	$263	$(72)	$191
Interest rate swap	Interest expense	(97)	—	97	—
Total		$(97)	$263	$25	$191

As of December 28, 2024, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our line of credit and foreign currency risk resulting from our China and Vietnam operations. The Company does not currently manage these risk exposures by using derivative instruments.

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
During the first six months of fiscal year 2025, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.

Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional.
The following table summarizes the activity in the Company’s contract assets during the six months ended December 28, 2024 (in thousands):

Contract Assets
Beginning balance, June 29, 2024	$21,250
Revenue recognized	233,082
Amounts collected or invoiced	(235,440)
Ending balance, December 28, 2024	$18,892

Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three and six months ended December 28, 2024 and December 30, 2023 (in thousands):

	Revenue
Recognition	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Over-Time	$110,500	$126,635	$233,082	$258,964
Point-in-Time	3,353	21,212	12,329	38,995
Total	$113,853	$147,847	$245,411	$297,959
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
For operating leases, management assumed a discount rate of 4.12%. The weighted average discount rate is disclosed in the tables below.
The components of lease cost for the three months and six months ended December 28, 2024 and December 30, 2023 were (in thousands):

		Three Months Ended		Six Months Ended
		December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Lease cost	Classification
Operating lease cost	Cost of sales	$1,261	$1,223	$2,600	$2,350
Operating lease cost	Selling, general and administrative expenses	$182	$183	$366	$367

Financing lease cost	Cost of sales	$866	$1,186	$2,172	$2,465
Financing lease cost	Selling, general and administrative expenses	$45	$49	$98	$104

Total lease cost		$2,354	$2,641	$5,236	$5,286

Fixed lease cost		$1,283	$1,336	$3,857	$2,434
Short-term lease cost		1,071	1,305	$1,379	$2,852
Total lease cost		$2,354	$2,641	$5,236	$5,286

Amounts reported in the Consolidated Balance Sheet as of December 28, 2024 and June 29, 2024 were (in thousands, except weighted average lease term and discount rate):

	December 28, 2024	June 29, 2024
Operating Leases:
Operating lease right of use assets	$13,829	$15,416
Operating lease liabilities (1)	$13,829	$15,416

Weighted-average remaining lease term (in years)
Operating leases	3.56	3.97

Weighted-average discount rate
Operating leases	4.12%	4.00%

Financing Leases (2):
Financing lease right of use assets	$2,062	$3,569
Financing lease liabilities	$1,304	$2,128

Weighted-average remaining lease term (in years)
Financing leases	0.91	1.06

Weighted-average discount rate
Financing leases	11.80%	11.18%
(1) The current portion of the total operating lease liabilities of $5.4 million is classified under Other Current Liabilities resulting in $8.4 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
(2) The total finance lease right of use assets of $2.1 million is classified under Other Long-term Assets. The current portion of the total finance lease liabilities of $1.2 million is classified under Current portion of debt, net, resulting in $0.1 million classified in Other Long-term Liabilities section of the condensed consolidated balance sheet.

Future lease payments under non-cancellable leases as of December 28, 2024 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2025 (1)	$2,728	$814
2026	4,488	563
2027	3,404	—
2028	2,324	—
2029	1,051	—
Thereafter	822	—
Total undiscounted lease payments	$14,817	$1,377
Less: present value discount	(988)	(73)
Total lease liabilities	$13,829	$1,304
(1) Represents estimated lease payments for the remaining six-month period ending June 28, 2025.

As of December 28, 2024, we have additional operating leases for commercial properties that have not yet commenced with future lease payments of approximately $22 million.

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

Executive Summary
During the second quarter of fiscal year 2025, we won new programs involving aerospace systems and energy resilience technology products. We also completed the financing of our asset-based revolving credit facility that was set to mature on December 3, 2025 with a new asset-based revolving credit facility and term loan facility that extends the maturity of our long-term debt to December 3, 2029 and expect it to lower our cash interest expense throughout the term of the agreements.
We reported net sales of $113.9 million, down 23.0 percent from $147.8 million in the same period of fiscal year 2024. Net sales in the second quarter were adversely impacted by unexpected component shortages, lower-than-expected production during the holiday season, and reduced demand from certain customers which together lowered revenue by approximately $15 million for the quarter.
Gross margin decreased to 6.8 percent in the second quarter of fiscal year 2025, compared to 8.0 percent in the same period of the prior fiscal year. The decrease in gross margin is primarily due to decreases in net sales as discussed above without corresponding decreases in fixed manufacturing costs incurred in our operations.
The concentration of our top three customers’ net sales increased to 41.8 percent of total sales in the second quarter of fiscal year 2025 from 31.1 percent in the same period of the prior fiscal year. As new customer programs ramp, we expect that concentration to our top three customers will decrease.
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
Gross profit as a percent of net sales was 6.8 percent for the second quarter of fiscal year 2025 as compared to 8.0 percent for the same quarter of the prior fiscal year. Operating income (loss) as a percentage of net sales similarly decreased over the same period from 2.7 percent to (1.0) percent in the second quarter of fiscal year 2025.
Net loss for the second quarter of fiscal year 2025 was $4.9 million or $0.46 per diluted share, as compared to net income of $1.1 million or $0.10 per diluted share for the second quarter of fiscal year 2024. The year-over-year decrease in earnings was a result of the factors discussed above, primarily softening demand combined with the write-off of unamortized deferred loan fees in connection with refinancing debt with a new lender.
Moving into the third quarter of fiscal year 2025, while we continue to see a favorable trend of contract manufacturing returning to North America, continued increases in Mexican wages, particularly along the US-Mexico border, and potential tariffs, have reduced the competitive advantage of Mexico-based manufacturing compared to U.S.-based manufacturing. In response to this sustained and ongoing trend, the Company is restructuring its Juarez facility to focus on higher volume manufacturing, while lower volume products with higher service level requirements will migrate to our other sites. This restructuring resulted in a significant headcount reduction starting in the third quarter of fiscal year 2024, and will continue with further headcount reductions in the third quarter of fiscal year 2025. Additionally, global logistics problems, the wars in Europe, China-U.S. geopolitical tensions and related tariff increases may continue to drive OEMs to examine their traditional outsourcing strategies. We believe these customers increasingly realize they have become overly dependent on their China-based contract manufacturers not only for products, but also for design and logistics services. The decision to onshore or near shore production appears to be becoming more widely accepted as a smart long-term strategy. As a result, we see opportunities for continued growth. In the third quarter of fiscal year 2025, the Company expects a continued weakening of the Mexican Peso relative to the U.S. dollar, which may translate into improving conditions moving forward.
We maintain a strong balance sheet with a current ratio of 2.8 and a debt-to-equity ratio of 0.9 as of December 28, 2024. Total cash provided by operating activities as defined on our cash flow statement was $11.5 million for the six months ended December 28, 2024. We believe we maintain sufficient liquidity for our expected future operations and had $75.6 million in borrowings under our asset-based revolving credit facility with $18.1 million remaining available and $4.2 million of cash on hand.

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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended December 28, 2024 with the Three Months Ended December 30, 2023
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the three months ended December 28, 2024 as compared to the three months ended December 30, 2023. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	December 28, 2024	% of net sales	December 30, 2023	% of net sales	$ change	% point change
Net sales	$113,853	100.0%	$147,847	100.0%	$(33,994)	—%
Cost of sales	106,147	93.2%	136,084	92.0%	(29,937)	1.2%
Gross profit	7,706	6.8%	11,763	8.0%	(4,057)	(1.2)%
Research, development and engineering	2,320	2.0%	1,758	1.2%	562	0.8%
Selling, general and administrative	6,507	5.7%	6,057	4.1%	450	1.6%
Total operating expenses	8,827	7.7%	7,815	5.3%	1,012	2.4%
Operating income	(1,121)	(1.0)%	3,948	2.7%	(5,069)	(3.7)%
Interest expense, net	3,904	3.4%	2,961	2.0%	943	1.4%
Income (loss) before income taxes	(5,025)	(4.4)%	987	0.7%	(6,012)	(5.1)%
Income tax provision (benefit)	(111)	(0.1)%	(97)	(0.1)%	(14)	—%
Net (loss) income	$(4,914)	(4.3)%	$1,084	0.7%	$(5,998)	(5.0)%
Effective income tax rate	2.2%		(9.8)%
Net Sales
Net sales of $113.9 million for the second quarter of fiscal year 2025 decreased by 23.0 percent as compared to net sales of $147.8 million for the second quarter of fiscal year 2024.
The $34.0 million decrease was due to unexpected component shortages, lower-than-expected production during the holiday season, and reduced demand from certain customers which together lowered revenue by approximately $15 million for the quarter. Additionally, the results are due to the softening of demand from certain long-standing programs, which has caused decreases in backlog throughout fiscal year 2024 and the early part of fiscal year 2025.
Gross Profit
Gross profit as a percentage of net sales for the three months ended December 28, 2024 was 6.8 percent compared to 8.0 percent for the three months ended December 30, 2023. The decrease in gross margin is primarily due to decreases in net sales as discussed above without corresponding decreases in the fixed charges incurred in our operations.
The level of gross margin is additionally impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We did not record any significant impairment for obsolete inventory during the three months ended December 28, 2024 or December 30, 2023. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and also inventory that we believe customers will be unable to purchase.

Operating Expenses
There were no significant changes to operating expenses during the second quarter of fiscal year 2025. Total research, development, and engineering (“RD&E”) expenses were $2.3 million during the three months ended December 28, 2024 and $1.8 million during the three months ended December 30, 2023, respectively. Total RD&E expenses as a percent of net sales were 2.0 percent during the three months ended December 28, 2024 and 1.2 percent during the three months ended December 30, 2023. The increase largely relates to reversals of accrued compensation balances in the prior period.
Total selling, general and administrative (“SG&A”) expenses were $6.5 million during the three months ended December 28, 2024 compared to $6.1 million for the three months ended December 30, 2023. Total SG&A expenses as a percentage of net sales were 5.7 percent for the three months ended December 28, 2024 and 4.1 percent for the three months ended December 30, 2023. These increases are attributable to increases in third party professional services, provision for credit losses, and indirect labor.
Interest
Interest expense was $3.9 million during the three months ended December 28, 2024 and $3.0 million during the three months ended December 30, 2023. This increase is largely attributable to the write-off of approximately $1.0 million of unamortized loan fees related to refinancing our debt with a new lender, as described in Note 4 of the “Notes to Consolidated Financial Statements.” In connection with this refinancing, we expect our interest charges to decrease in future periods as a result of refinancing our line of credit with a new lender.
Income Taxes
The effective tax rate for the three months ended December 28, 2024 was 2.2 percent compared to (9.8) percent for the three months ended December 30, 2023. The increase was primarily due to federal research and development tax credits and permanent book-to-tax differences relative to the respective pretax income (or loss) amounts of each period.
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
Comparison of the Six Months Ended December 28, 2024 with the Six Months Ended December 30, 2023
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the six months ended December 28, 2024 as compared to the six months ended December 30, 2023. It is provided to assist in assessing differences in our overall performance (in thousands):

	Six Months Ended
	December 28, 2024	% of net sales	December 30, 2023	% of net sales	$ change	% point change
Net sales	$245,411	100.0%	$297,959	100.0%	$(52,548)	—%
Cost of sales	224,402	91.4%	275,334	92.4%	(50,932)	(1.0)%
Gross profit	21,009	8.6%	22,625	7.6%	(1,616)	1.0%
Research, development and engineering	4,609	1.9%	3,999	1.3%	610	0.6%
Selling, general and administrative	13,077	5.3%	11,841	4.0%	1,236	1.3%
Gain on insurance proceeds, net of losses	—	—%	(431)	—%	431	—%
Total operating expenses	17,686	7.2%	15,409	(0.1)%	2,277	7.3%
Operating income	3,323	1.4%	7,216	2.4%	(3,893)	(1.0)%
Interest expense, net	7,167	2.9%	5,972	2.0%	1,195	0.9%
Income (loss) before income taxes	(3,844)	(1.6)%	1,244	0.4%	(5,088)	(2.0)%
Income tax provision (benefit)	(54)	—%	(175)	(0.1)%	121	0.1%
Net (loss) income	$(3,790)	(1.5)%	$1,419	0.5%	$(5,209)	(2.0)%
Effective income tax rate	1.4%		(14.1)%

Net Sales
Net sales of $245.4 million for the six months ended December 28, 2024 decreased by 17.6 percent as compared to net sales of $298.0 million for the six months ended December 30, 2023.
The $52.5 million decrease is due to unexpected component shortages, lower-than-expected production during the holiday season, and reduced demand from certain customers which together lowered revenue by approximately $15 million for the second quarter. Additionally, the results are due to the softening of demand from certain long-standing programs, which caused decreases in backlog throughout fiscal year 2024 and the early part of fiscal year 2025. Additionally, excess inventory and scrap sales decreased significantly during the first two quarters of 2025 as certain large programs went end of life in 2024 and their final shipments of product, inventory, and any scrap were recorded at that time.
Gross Profit
Gross profit as a percentage of net sales for the six months ended December 28, 2024 was 8.6 percent compared to 7.6 percent for the six months ended December 30, 2023. These results were largely due to benefits realized from restructuring in the third quarter of fiscal year 2024 and a weakening of the Mexican Peso.
The level of gross margin is additionally impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We did not record any significant impairment for obsolete inventory during the six months ended December 28, 2024 or December 30, 2023. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and also inventory that we believe customers will be unable to purchase.
Operating Expenses
There were no significant changes to operating expenses during the first six months of fiscal year 2025. Total research, development, and engineering (“RD&E”) expenses were $4.6 million during the six months ended December 28, 2024 and $4.0 million during the six months ended December 30, 2023, respectively. Total RD&E expenses as a percent of net sales were 1.9 percent during the six months ended December 28, 2024 and 1.3 percent during the six months ended December 30, 2023. The increase largely relates to reversals of accrued compensation balances in the prior period.
Total selling, general and administrative (“SG&A”) expenses were $13.1 million during the six months ended December 28, 2024 compared to $11.8 million for the six months ended December 30, 2023. Total SG&A expenses as a percentage of net sales were 5.3 percent for the six months ended December 28, 2024 and 4.0 percent for the six months ended December 30, 2023. These increases are attributable to increases in third party professional services, provision for credit losses, and indirect labor.
Interest
Interest expense was $7.17 million during the six months ended December 28, 2024 and $5.97 million during the six months ended December 30, 2023. This increase is largely attributable to the write-off of approximately $1.0 million of unamortized loan fees related to refinancing our debt with a new lender in the second quarter of fiscal year 2025. In connection with this refinancing, we expect our interest charges to decrease in future periods.
Income Taxes
The effective tax rate for the six months ended December 28, 2024 was 1.4 percent compared to (14.1) percent for the six months ended December 30, 2023. The increase was primarily due to federal research and development tax credits and permanent book-to-tax differences relative to the respective pretax income (or loss) amounts of each period.
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

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
GAAP net income (loss)	$(4,914)	$1,084	$(3,790)	$1,419
Gain on insurance proceeds (net of losses)	—	—	—	(431)
Stock-based compensation expense	16	53	83	112
Write-off of unamortized loan fees	1,012	—	1,012	—
Income tax effect of non-GAAP adjustments (1)	(206)	(11)	(219)	64
Adjusted net income (loss):	$(4,092)	$1,126	$(2,914)	$1,164

Adjusted net income (loss) per share — non-GAAP Diluted	$(0.38)	$0.10	$(0.27)	$0.11
Weighted average shares outstanding — Diluted	10,762	10,889	10,762	10,889
(1) Income tax effects are calculated using an effective tax rate of 20%, which approximates the effective statutory tax rate for the presented periods.
BACKLOG
On December 28, 2024, we had an order backlog of approximately $162.5 million. This compares with a backlog of approximately $264.1 million on December 30, 2023. The decrease in order backlog is related to softening of demand for a number of our Mexico-based programs, partially offset by an increase in demand for our U.S. based facilities. We expect backlog to increase in the coming periods due to recent sizeable program wins. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the six months ended December 28, 2024 was $11.5 million. Net cash provided by operating activities was $9.1 million for the six months ended December 30, 2023.
The $11.5 million of net cash provided by operating activities for the six months ended December 28, 2024 was primarily related to $3.8 million in net loss for the period adjusted for $5.5 million of depreciation and amortization, a $4.4 million decrease in inventory, a $19.4 million decrease in accounts receivable, a $2.4 million decrease in contract assets and a $1.7 million increase in other liabilities partially offset by a $15.8 million decrease in accounts payable a $3.9 million increase in other assets, and a $0.3 million decrease in accrued compensation and vacation.

The $9.1 million of net cash provided by operating activities for the six months ended December 30, 2023 was primarily related to $1.4 million in net income for the period adjusted for $5.5 million of depreciation and amortization, a $13.8 million decrease in inventory, a $15.7 million decrease in accounts receivable, a $2.2 million decrease in contract assets, a $0.5 million increase in other liabilities, and a $0.4 million decrease in other assets, partially offset by a $24.5 million decrease in accounts payable, and a $3.8 million decrease in accrued compensation and vacation.
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
Investing Cash Flow
Cash used in investing activities was $0.8 million during the six months ended December 28, 2024 as compared to cash used in investing activities of $0.4 million during the six months ended December 30, 2023. Our primary investing activities during the six months ended December 28, 2024 and December 30, 2023, related to purchasing equipment to support increased production levels for new programs.
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
Financing Cash Flow
Cash used in financing activities was $11.2 million during the six months ended December 28, 2024 as compared to $9.4 million used in financing activities in the same period of the previous fiscal year. Our primary financing activities during the six months ended December 28, 2024, and December 30, 2023, were borrowings and repayments under our asset-based revolving line of credit facility with Bank of Montreal, our Prior Credit Facility with Bank of America, and term loans.

Our cash requirements are affected by the level of current operations and new programs. If we are unable to meet projected operating results, we may need to delay the purchase of raw materials or require our customers to fund inventory raw material costs ahead of production. The Company further notes projected cash from operations from increased demand from certain customers will be partially offset by an anticipated slowdown in collections from other customers and increasing inventory levels in efforts to mitigate supply chain constraint risks. Other options to increase our liquidity include factoring receivables or leveraging foreign owned assets for additional borrowing capacity. As discussed in Note 4 – “Long Term Debt” of the Notes to the Consolidated Financial Statements, on December 3, 2024, we entered into an asset-based credit agreement with BMO Bank, N.A that provides for an asset-based senior secured revolving credit facility (the "Credit Facility") of up to $115 million, maturing on December 3, 2029. We also entered into a $28 million term loan (the "Term Loan") credit agreement with Callodine Commercial Finance, LLC.
We believe that projected cash from operations, funds available under the Credit Facility, Term Loan, Banorte line of credit, and leasing capabilities will be sufficient to meet our working and fixed capital requirements for at least the next 12 months.
As of December 28, 2024, we had approximately $3.4 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of December 28, 2024 would approximate $26,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in Note 5 of the “Notes to Consolidated Financial Statements.”
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have included a summary of our Contractual Obligations in our annual report on Form 10-K for the fiscal year ended June 29, 2024. There have been no material changes in contractual obligations outside the ordinary course of business since June 29, 2024 except as it relates to the refinancing of our line of credit with a new lender, which now matures on December 3, 2029. See Note 4 - “Long-Term Debt” of the Notes to Consolidated Financial Statements for additional information.

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
•impact of potential tariffs assessed on countries in which we may manufacture product or from which we may buy components
Our operations in certain foreign locations receive favorable income tax treatment in the form of tax credits or other incentives. In the event that such tax incentives are not extended, are repealed, or we no longer qualify for such programs, our taxes may increase, which would reduce our net income.
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

Current and future U.S. trade policy could increase the cost of manufacturing services for our customers, leading them to reduce their orders to us.

Although we maintain significant manufacturing capacity in the U.S., the majority of our manufacturing operations are located outside the U.S (in countries such as China and Mexico). In the past, the U.S. has imposed tariffs impacting certain components and products imported from these countries by us into the U.S. These tariffs apply to both components imported into the U.S. from these countries for use in the manufacture of products at our U.S. plants and to certain of our customers’ products that we manufacture for them in these countries and that are then imported into the U.S.

The current U.S. presidential administration has indicated that a broad increase in tariffs on imported components is possible, and in some cases has been put into effect, which could drive up our prices to customers. Any decision by a large number of our customers to cease using our manufacturing services due to the application of tariffs could materially reduce our revenue and net income.

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
We have restrictive covenants with our financial institutions that impact how we manage our business. We have not always met these covenants in the past and have had to obtain waivers and amend the Loan Agreement under our Prior Credit Facility, including for events of default related to breaches of the fixed charge coverage ratio for fiscal quarter ended March 30, 2024 and the periods ended June 29, 2024 and July 27, 2024. We also breached a covenant in the Loan Agreement under our Prior Credit Facility requiring us to deliver audited financial statements to the lender within 90 days of the Company’s fiscal year-end, which required us to further amend the Loan Agreement on October 9, 2024.
Our new asset-based senior secured revolving credit facility (the “Credit Facility”), which replaced the Prior Credit Facility also includes minimum earnings before interest, taxes, depreciation, amortization and other adjustments, minimum availability and, if triggered, a minimum fixed charge coverage ratio, and other covenants. We may not meet such covenants in the future and may not be able to obtain waivers or amendments from the relevant lenders on terms acceptable to us, or at all. In the event we breach any covenant that results in an event of default, we may be required to amend the credit facility on terms that would be less favorable to us, such as an increase in the interest rate. Similarly, our lenders could choose to accelerate payment of the amounts owed by the Company. Under those circumstances our borrowings could become immediately payable. The amendment of our credit arrangements on unfavorable terms or the acceleration of our payment obligations thereunder, would have a material adverse effect on our business, financial condition, results of operations and cash flows. For a summary of our debt obligations, see Note 4 - “Long-Term Debt” of the Notes to Consolidated Financial Statements.
Our ability to secure and maintain sufficient credit arrangements is key to our continued operations.
There is no assurance that we will be able to retain, renew, or refinance our credit arrangements in the future.
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
We are implementing the remediation plan, as described in Item 9A. Controls and Procedures of our Annual Report on Form 10-K, designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing. Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully developed, when it will be fully implemented or the aggregate cost of implementation. Until our remediation plan is fully implemented, our management will continue to devote time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. If we are unable to report our results in a timely and accurate manner, our stock may be delisted from the NASDAQ Global Market and we will not be able to comply with the applicable covenants in our financing arrangements, including our Loan Agreement, as described in —Risks Related to Capital and Financing—“Our failure to comply with the covenants in our credit arrangements could materially and adversely affect our financial condition.” In addition, we could be subject to regulatory investigations and penalties or stockholder litigation. Any of these risks could have a material adverse impact on our business and financial condition.

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
We are subject to additional requirements contained in the U.S. federal securities laws, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). The Sarbanes-Oxley and Dodd-Frank Acts required or will require changes in some of our corporate governance, securities disclosure and compliance practices. The SEC and NASDAQ Global Market have promulgated new rules over time, resulting in increased legal, financial and accounting costs as well as a potential risk of noncompliance. Absent significant changes in related rules, which we cannot assure, we anticipate some level of increased costs related to these new regulations to continue indefinitely. We also expect these developments to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our Board of Directors or qualified management personnel. Further, the costs associated with the compliance with and implementation of procedures under these and future laws and related rules could have a material impact on our results of operations. In addition, the costs associated with noncompliance with additional securities laws and regulations could also impact our business.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility, line of credit facility, and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with SOFR rates. The interest rates applicable to our asset-based secured line of credit facility fluctuate with Itercambaria de Equilibrio Interest Rate. There was outstanding $75.6 million in borrowings under our asset-based senior secured revolving credit facility, MXN83.6 million outstanding in borrowing under our asset-based secured line of credit facility, and $5.7 million outstanding on our equipment financing facilities as of December 28, 2024.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. From time to time, we use Mexican Peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican Peso denominated expenses. There were $28.96 million of foreign currency forward contracts outstanding as of December 28, 2024. See Note 9 - “Derivative Financial Instruments” to the Notes to Consolidated Financial Statements for additional information regarding our derivative instruments.
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
Based on their evaluation as of December 28, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in control over financial reporting previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K.
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

Changes in Internal Control over Financial Reporting
Except as disclosed above, and in Part II, Item 9A of our Annual Report on Form 10-K, there have been no significant changes in our internal controls over financial reporting during the three months ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).
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
Item 5. Other Information
Insider Trading Arrangements
During the fiscal quarter ended December 28, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as defined in Regulation S-K, Item 408.

Item 6.	Exhibits

	3.1	Articles of Incorporation, incorporated by reference to the Company’s Form 10-K for the fiscal year ended July 3, 2021

	3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 2, 2024

10.1
Sixth Amendment to Loan, Guaranty and Security Agreement, dated October 9, 2024, among the Company, Bank of America, N.A. and certain other parties, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 10, 2024

10.2
Credit Agreement, dated December 3, 2024 among the Company, BMO Bank, N.A. and certain other parties, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2024

10.3
Term Loan Credit Agreement, dated December 3, 2024 among the Company, Callodine Commercial Finance, LLC and certain other parties incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2024.

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

KEY TRONIC CORPORATION

/s/ BRETT R. LARSEN
Brett R. Larsen	Date:	February 7, 2025
President and Chief Executive Officer
(Principal Executive Officer)

/s/ ANTHONY G. VOORHEES
Anthony G. Voorhees	Date:	February 7, 2025
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)