Form 10-Q
period 2025-03-29
KEY TRONIC CORP
filed 2025-05-13
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2025, 10,761,871 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” and “Key Tronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 29, 2025	June 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,468	$4,752
Trade receivables, net of credit losses of $2,798 and $2,918	112,333	132,559
Contract assets	19,032	21,250
Inventories	99,330	105,099
Other, net of credit losses of $1,496 and $1,679	19,653	24,739
Total current assets	252,816	288,399
Property, plant and equipment, net	27,977	28,806
Operating lease right-of-use assets, net	12,592	15,416
Other assets:
Deferred income tax asset	21,563	17,376
Other, net of credit losses of $500 and $0	13,609	5,346
Total other assets	35,172	22,722
Total assets	$328,557	$355,343
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,267	$79,394
Accrued compensation and vacation	5,857	6,510
Current portion of long-term debt	5,078	3,123
Other	16,586	15,149
Total current liabilities	92,788	104,176
Long-term liabilities:
Long-term debt, net	108,516	116,383
Operating lease liabilities	7,653	10,312
Deferred income tax liability	5	263
Other long-term obligations	—	219
Total long-term liabilities	116,174	127,177
Total liabilities	208,962	231,353
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,762 and 10,762 shares, respectively	47,393	47,284
Retained earnings	72,527	76,921
Accumulated other comprehensive loss	(325)	(215)
Total shareholders’ equity	119,595	123,990
Total liabilities and shareholders’ equity	$328,557	$355,343
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net sales	$111,974	$142,427	$357,385	$440,386
Cost of sales	103,367	134,346	327,769	409,680
Gross profit	8,607	8,081	29,616	30,706
Research, development and engineering expenses	2,308	2,234	6,917	6,233
Selling, general and administrative expenses	6,758	6,422	19,835	18,263
Gain on insurance proceeds, net of losses	—	—	—	(431)
Total operating expenses	9,066	8,656	26,752	24,065
Operating income (loss)	(459)	(575)	2,864	6,641
Interest expense, net	2,581	2,800	9,748	8,772
Loss before income taxes	(3,040)	(3,375)	(6,884)	(2,131)
Income tax benefit	(2,436)	(1,154)	(2,490)	(1,329)
Net loss	$(604)	$(2,221)	$(4,394)	$(802)
Net loss per share — Basic	$(0.06)	$(0.21)	$(0.41)	$(0.07)
Weighted average shares outstanding —Basic	10,762	10,762	10,762	10,762
Net loss per share — Diluted	$(0.06)	$(0.21)	$(0.41)	$(0.07)
Weighted average shares outstanding — Diluted	10,762	10,762	10,762	10,762
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Comprehensive income (loss):
Net loss	$(604)	$(2,221)	$(4,394)	$(802)
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	686	(191)	(110)	97
Comprehensive income (loss)	$82	$(2,412)	$(4,504)	$(705)
Other comprehensive income (loss) for the three months ended March 29, 2025 and March 30, 2024, is reflected net of tax expense (benefit) of approximately $0.2 million and $(0.1) million, respectively. Other comprehensive (loss) for the nine months ended March 29, 2025 and March 30, 2024, is reflected net of tax expense (benefit) of approximately $0.0 million and $0.0 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Nine Months Ended
	March 29, 2025	March 30, 2024
Operating activities:
Net loss	$(4,394)	$(802)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	7,945	8,247
Amortization of interest rate swap	—	97
Amortization of deferred loan costs	1,413	221
Noncash lease expense	3,607	4,289
Provision for warranty	17	129
Provision for credit losses	740	49
Loss (gain) on disposal of assets	2	(32)
Gain on insurance proceeds, net of losses	—	(431)
Share-based compensation expense	109	163
Deferred income taxes	(4,445)	(2,578)
Noncash accrued compensation benefit	—	(3,907)
Changes in operating assets and liabilities:
Trade receivables	19,574	14,909
Contract assets	2,221	1,306
Inventories	5,769	22,796
Other assets	(7,284)	(1,500)
Accounts payable	(14,127)	(33,701)
Accrued compensation and vacation	(653)	(2,374)
Other liabilities	(376)	(800)
Cash provided by operating activities	10,118	6,081
Investing activities:
Purchase of property and equipment	(3,020)	(3,398)
Proceeds from insurance	—	2,365
Cash used in investing activities	(3,020)	(1,033)
Financing activities:
Payment of financing costs	(2,681)	(706)
Repayments of long term debt	(3,533)	(2,214)
Borrowings under revolving credit agreement	347,835	403,034
Repayments of revolving credit agreement	(376,932)	(400,840)
Principal payments on finance leases	(2,071)	(3,831)
Proceeds from issuance of long-term debt	28,000	1,161
Cash used in financing activities	(9,382)	(3,396)
Net (decrease) increase in cash and cash equivalents	(2,284)	1,652
Cash and cash equivalents, beginning of period	4,752	3,603
Cash and cash equivalents, end of period	$2,468	$5,255
Supplemental cash flow information:
Interest payments	$8,405	$8,841
Income tax payments, net of refunds	$902	$1,899
Recognition of operating lease liabilities and right-of-use assets	$784	$3,621
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Total shareholders’ equity, beginning balances	$119,487	$132,435	$123,990	$130,617

Common stock (shares):
Beginning balances	10,762	10,762	10,762	10,762
Ending balances	10,762	10,762	10,762	10,762

Common stock:
Beginning balances	$47,367	$47,839	$47,284	$47,728
Share-based compensation	26	52	109	163
Ending balances	47,393	47,891	47,393	47,891

Retained Earnings:
Beginning balances	$73,131	$84,405	$76,921	$82,986
Net loss	(604)	(2,221)	$(4,394)	(802)
Ending balances	72,527	82,184	72,527	82,184

Accumulated other comprehensive income (loss):
Beginning balances	$(1,011)	$191	$(215)	$(97)
Unrealized gain (loss) on hedging instruments, net	686	(191)	(110)	97
Ending balances	(325)	—	(325)	—
Total shareholders’ equity, ending balances	$119,595	$130,075	$119,595	$130,075
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three month and nine month periods ended March 29, 2025 and March 30, 2024, were both 13 week periods. Fiscal year 2025 will end on June 28, 2025, which is a 52 week year. Fiscal year 2024 which ended on June 29, 2024, was also a 52 week year.
Management’s Assessment of Liquidity
Historically, due to the timing between the procurement of raw materials, production cycle and payment from our customers, we have financed operations and met our capital expenditure requirements primarily through cash flows provided by operations and borrowings under our credit facilities. We generated cash from operations of $10.1 million and $6.1 million, respectively, during the nine-month periods ended March 29, 2025, and March 30, 2024, respectively, and have positive working capital of $160.0 million as of March 29, 2025. Based on current projections, we anticipate continuing to generate cash from operations as revenue is expected to remain flat during the fourth quarter of fiscal year 2025 along with further anticipated cost savings from ongoing restructurings.

On December 3, 2024, we entered into an asset-based credit agreement with BMO Bank, N.A that provides for an asset-based senior secured revolving credit facility of up to $115 million, maturing on December 3, 2029. On December 3, 2024, we also entered into a $28 million term loan credit agreement with Callodine Commercial Finance, LLC. As of March 29, 2025, approximately $20.4 million was available under the asset-based senior secured revolving credit facility. In addition, MXN20 million ($1.0 million USD) was available under the line of credit with Banorte Financial Group. Additionally, $2.5 million of cash was on hand. We believe that projected cash from operations and funds available under our asset-based revolving credit facility will be sufficient to meet our working and fixed capital requirements for at least the next 12 months.
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
Leases
Lease assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using the Company’s incremental borrowing rate, unless the implicit rate is readily determinable. Our incremental borrowing rate represents the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. Lease assets also include any lease prepayments. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of operations. For further information, please refer to Footnote “Leases” of the “Notes to Consolidated Financial Statements.”
Revenue Recognition
The first step for revenue recognition is to identify the contract with a customer. A contract is defined as an agreement between two or more parties that creates enforceable rights and obligations. A contract can be written, oral, or implied. The Company generally enters into manufacturing service agreements (“MSA”) with its customers that outline the terms of the business relationship between the customer and the Company. This includes matters such as warranty, indemnification, transfer of title and risk of loss, liability for excess and obsolete inventory, pricing, payment terms, etc. The Company will also bid on a program-by-program basis for customers in which an executed MSA may not be in place. In these instances, as well as when we have an MSA in place, we receive customer purchase orders for specific quantities and timing of products. As a result, the Company considers its contract with a customer to be the combination of the MSA and the purchase order. The transaction price is fixed and set forth in each purchase order. In the Company's normal course of business, there are no variable pricing components, or material amounts refunded to customers in the form of refunds or rebates.
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
3.Inventories
Inventories as of March 29, 2025 are $99.3 million compared to $105.1 million as of June 29, 2024. The components of inventories consist of the following (in thousands):

	March 29, 2025	June 29, 2024
	(in thousands)
Raw materials and supplies	$76,148	$80,570
Work-in-process	23,182	24,529
Inventories	$99,330	$105,099

4.Long-Term Debt

	Maturity Date	Interest Rate	March 29, 2025	June 29, 2024
			(in thousands)
Asset-based senior secured revolving credit facility (1)	December 3, 2029	7.4%	$79,494	$107,149
Domestic term loan - Callodine (2)	December 3, 2029	11.5%	27,250	—
Foreign line of credit (3)	December 11, 2026	12.7%	3,960	5,403
Domestic term loans - Balboa (4)	September 19, 2030	6% to 8%	3,916	4,535
Foreign term loan - Banorte (5)	April 24, 2026	5.5%	1,300	2,200
Domestic term loan - Bank of America (6)	August 14, 2025	4.9%	—	1,277
Total debt			115,920	120,564
Less: current portion of debt			(5,078)	(3,123)
Less: unamortized financing costs			(2,326)	(1,059)
Long-term debt, net			$108,516	$116,382
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
Generally, under the Credit Agreement and at the Company’s option: (i) each SOFR Loan shall bear interest at a rate per annum equal to Adjusted Term SOFR (Term SOFR plus 0.10%, subject to a floor of 0.00%) plus an applicable margin of 2.50% to 3.00%, depending on the availability of borrowing amounts under the Credit Agreement; and (ii) each Base Rate Loan, Swing Line Loan or other Obligation shall bear interest at a rate per annum equal to the Base Rate (subject to a floor of 1.00%) plus an applicable margin of 1.50% to 2.00%, depending on the availability of borrowing amounts under the Credit Agreement. As of March 29, 2025, the applicable margin was 2.75% for SOFR Loans and 1.75% for Base Rate Loans. If there is an event of default under the Credit Agreement, all loans and other obligations may bear interest at a rate of an additional 2.00% on the otherwise applicable interest rates. In addition to the applicable interest rates, the Company is required to pay a fee of 0.2% per annum on the unused portion of the Credit Facility, monthly in arrears. Availability on the line of credit is generally determined based on eligible inventory and accounts receivable balances.
On May 13, 2025, the Company entered into a first amendment and limited waiver to the Credit Agreement. The amendment waived an existing event of cross-default created by an event of default under the Term Loan as defined and discussed in footnote (2) below. The amendment also adds an additional reporting requirement.
Proceeds from the Credit Facility and the Term Loan discussed below were used to pay-off the Company's prior loan and security agreement, as amended, with Bank of America, N.A. (with the related credit facility, the "Prior Credit Facility") in the amount of $99.7 million, as well as its outstanding equipment term loan, and financing costs related to the Credit Agreement. The Term Loan, may also be used to pay-off certain other existing debt, to issue letters of credit, and for other business purposes, including working capital needs. As of March 29, 2025, the Company had an outstanding balance under the asset-based revolving credit facility of $79.5 million, $0.3 million in outstanding letters of credit and $20.4 million available for future borrowings.
On August 14, 2020, the Company entered into a loan agreement with Bank of America (“Loan Agreement”). The Loan Agreement, as amended, provided for an asset-based senior secured revolving credit facility with an availability of up to $120 million, subject to the Company’s borrowing base, and was set to mature on December 3, 2025. The interest rate as of December 2, 2024 at the time of pay-off was approximately 9.2%.
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

On May 13, 2025, the Company entered into a first amendment and limited waiver to the Term Loan. The amendment waived an existing event of default relating to non-compliance with minimum required earnings before interest, depreciation, amortization, and other adjustments for the period ending March 29, 2025. The amendment adds an additional reporting requirement, and requires minimum earnings before interest, taxes, depreciation, amortization, and other adjustments only if average daily availability for the applicable fiscal quarter is less than 12.5% of the combined borrowing base.
(3) On December 11, 2023, the Company entered into a loan agreement in Mexican peso with Banorte Financial Group. The agreement provides for a three-year secured line of credit up to MXN100 million, subject to the Company’s borrowing base, maturing on December 11, 2026. The credit facility bears interest at Iterbancario de Equilibrio Interest Rate plus 2.75%, and as of March 29, 2025, was 12.7%. As of March 29, 2025, the Company had an outstanding balance under the revolving credit facility of MXN80 million ($3.96 million USD) and MXN20 million ($0.96 million USD) available for future borrowings.
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
Debt maturities as of March 29, 2025 for the next five years are as follows (in thousands):

Fiscal Years Ending	Amount
2025 (1)	$1,264
2026	4,894
2027	7,920
2028	4,032
2029 - Thereafter	97,810
Total debt	$115,920
Unamortized debt issuance costs	(2,326)
Long-term debt, net of debt issuance costs	$113,594
    (1) Represents scheduled payments for the remaining three-month period ending June 28, 2025.
The Company must comply with certain financial covenants, including earnings before interest, taxes, depreciation, amortization and other adjustments, availability and, if triggered, a fixed charge coverage ratio. The credit agreement requires the Company to grant certain inspection rights to Bank of Montreal, limit or restrict the Company’s cash management; limit or restrict the ability of the Company to incur additional liens, make acquisitions or investments, incur additional indebtedness, engage in mergers, consolidations, liquidations, dissolutions, or dispositions, pay dividends or other restricted payments, prepay certain indebtedness, engage in transactions with affiliates, and use proceeds. As of March 29, 2025, the Company was not in compliance with all financial covenants. On May 13, 2025, the Company executed a first amendment and limited waiver to the Term Loan which waived an existing event of default as of that date. Also on May 13, 2025, the Company executed a first amendment and limited waiver to the Credit Agreement which waived an existing event of cross-default as of that date.
5.Income Taxes
The Company expects to repatriate a portion of its foreign earnings based on net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $7.4 million of foreign earnings in the future. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.

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
The Company has available approximately $10.9 million of gross federal research and development tax credits as of March 29, 2025 expiring in various fiscal years from 2033 to 2045. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of March 29, 2025, the Company has recorded $2.9 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $8.0 million.
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

	Three Months Ended		Nine Months Ended
	(in thousands, except per share information)
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net loss	$(604)	$(2,221)	$(4,394)	$(802)
Weighted average shares outstanding—basic	10,762	10,762	10,762	10,762
Effect of dilutive common stock awards	—	—	—	—
Weighted average shares outstanding—diluted	10,762	10,762	10,762	10,762
Net loss per share—basic	$(0.06)	$(0.21)	$(0.41)	$(0.07)
Net loss per share—diluted	$(0.06)	$(0.21)	$(0.41)	$(0.07)
Antidilutive shares not included in diluted earnings per share	13	525	2	652

7. Stock-Based Compensation and Benefit Plans
The Company’s 2024 Incentive Plan provides for equity and liability awards to employees and non-employee directors with service and performance vesting conditions in the form of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock-based or cash-based awards. At March 29, 2025, 1,595,362 shares were available for grant. Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period, and is recorded as employee compensation expense in cost of goods sold, research, development and engineering, and selling, general and administrative expenses. Share-based compensation is recognized only for those awards that are expected to vest. For SARs awards forfeitures are estimated at the date of grant based on historical experience and future expectations. Due to a lack of historical experience and a different grant pool than SARs, forfeitures for restricted stock units are accounted for prospectively as they occur.

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

	SARs	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, July 1, 2023	626,250	—	$6.41	2.2
SARs forfeited	(137,500)		6.94
SARs expired	(101,250)		8.17
Balance, March 30, 2024	387,500	$—	$5.78	1.8

Balance, June 30, 2024	387,500	—	$5.78	1.8
SARs forfeited	(136,250)		7.17
SARs expired	(115,000)		4.93
Balance, March 29, 2025	136,250	$—	$5.10	2.3
Exercisable at March 29, 2025	—	—	—	—

The Black-Scholes option valuation model is used by the Company for estimating the fair value of SARs. Option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. Changes in these assumptions can materially affect the fair value estimates. There were no SARs granted during the three or nine months ended March 29, 2025 and March 30, 2024.
Share-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. No SARs expense was recognized during the three months ended March 29, 2025 and $52,000 was recognized during the three months ended March 30, 2024. Total SARs expense recognized during the nine months ended March 29, 2025 and March 30, 2024 was approximately $(139,000) and $164,000, respectively
There were no SARs exercised during the three or nine month periods ended March 29, 2025 or March 30, 2024.
As of March 29, 2025, there is no unrecognized compensation expense for SARs awards due to unachieved performance.
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
During the three months ended March 29, 2025, the Company did not grant any restricted stock units. Total restricted stock unit expense recognized during the three and nine months ended March 29, 2025 was approximately $26,000 and $250,000, respectively. During the nine months ended March 29, 2025, the Company granted 329,457 restricted stock units at a weighted average grant date fair value of $4.52 per share, none of which were granted during the third quarter.
As of March 29, 2025, total unrecognized compensation expense on restricted stock units was $1.0 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

8.Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $26,000 as of March 29, 2025 and $164,000 as of June 29, 2024.
Gain from Insurance Recoveries, Net of Losses
Gain from insurance recoveries, net of losses, relate to losses incurred from storm damage to the Company’s Arkansas facility on July 29, 2022, as the result of a lightning strike and were recorded throughout fiscal year 2024 and fiscal year 2023. The Company recorded no gain during the three or nine months ended March 29, 2025. The Company recorded no gain during the three months ended March 30, 2024 and $0.4 million for the nine months ended March 30, 2024.
9.Derivative Financial Instruments
As part of our risk management strategy, we use derivative instruments to hedge Mexican peso and certain interest rate exposures. As of March 29, 2025, the Company had outstanding foreign currency forward contracts with a total notional amount of $20.9 million through the end of the third quarter of fiscal year 2025. During the three months ended March 29, 2025, the Company did not enter into foreign currency forward contracts and settled $8.1 million of contracts. During the same period of the previous year, the Company did not enter into foreign currency forward contracts and settled $3.4 million of contracts.
During the nine months ended March 29, 2025, the Company entered into $29.0 million of foreign currency forward contracts and settled $20.6 million of such contracts. During the same periods of the previous year, the Company entered into $6.5 million of foreign currency forward contracts and settled $6.5 million of contracts.
Changes in the fair value of the forward contracts are recognized as a component of OCI and will be recognized in cost of sales when the hedged item affects earnings. The amount of net losses expected to be reclassified into earnings in the next 12 months is $0.3 million.
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
The following table summarizes the fair value of the derivative instruments in the Consolidated Balance Sheets as of March 29, 2025 and June 29, 2024 (in thousands):

		Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20	Balance Sheet Location	March 29, 2025	June 29, 2024
Foreign currency forward contracts	Other current assets	$96	$—
Foreign currency forward contracts	Other current liabilities	$516	$277

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Operations for the three months ended March 29, 2025 and March 30, 2024, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of December 28, 2024	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 29, 2025
Forward contracts	Cost of sales	$1,011	$(1,274)	$588	$325
Total		$1,011	$(1,274)	$588	$325

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of December 31, 2023	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 30, 2024
Forward contracts	Cost of sales	$191	$(191)	$—	$—
Total		$191	$(191)	$—	$—
The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Operations for the nine months ended March 29, 2025 and March 30, 2024, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 29, 2024	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 29, 2025
Forward contracts	Cost of sales	$215	$(1,276)	$1,386	$325
Total		$215	$(1,276)	$1,386	$325

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 1, 2023	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 30, 2024
Forward contracts	Cost of sales	$—	$72	$(72)	$—
Interest rate swap	Interest expense	(97)	—	97	—
Total		$(97)	$72	$25	$—

As of March 29, 2025, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our lines of credit and foreign currency risk resulting from our China and Vietnam operations. The Company does not currently manage these risk exposures by using derivative instruments.

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
During the first nine months of fiscal year 2025, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.

Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional.
The following table summarizes the activity in the Company’s contract assets during the nine months ended March 29, 2025 (in thousands):

Contract Assets
Beginning balance, June 29, 2024	$21,250
Revenue recognized	339,478
Amounts collected or invoiced	(341,696)
Ending balance, March 29, 2025	$19,032

Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three and nine months ended March 29, 2025 and March 30, 2024 (in thousands):

	Revenue
Recognition	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Over-Time	$106,396	$120,367	$339,478	$379,331
Point-in-Time	5,578	22,060	17,907	61,055
Total	$111,974	$142,427	$357,385	$440,386
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
For operating leases, management assumed a discount rate of 4.10%. The weighted average discount rate is disclosed in the tables below.
The components of lease cost for the three months and nine months ended March 29, 2025 and March 30, 2024 were (in thousands):

		Three Months Ended		Nine Months Ended
		March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Lease cost	Classification
Operating lease cost	Cost of sales	$654	$1,199	$2,827	$3,548
Operating lease cost	Selling, general and administrative expenses	$33	$184	$132	$551

Financing lease cost	Cost of sales	$1,268	$1,129	$3,868	$3,594
Financing lease cost	Selling, general and administrative expenses	$183	$51	$549	$155

Total lease cost		$2,138	$2,563	$7,376	$7,848

Fixed lease cost		$1,078	$1,331	$4,936	$4,657
Short-term lease cost		1,060	1,232	$2,440	$3,191
Total lease cost		$2,138	$2,563	$7,376	$7,848

Amounts reported in the Consolidated Balance Sheet as of March 29, 2025 and June 29, 2024 were (in thousands, except weighted average lease term and discount rate):

	March 29, 2025	June 29, 2024
Operating Leases:
Operating lease right of use assets	$12,592	$15,416
Operating lease liabilities (1)	$12,592	$15,416

Weighted-average remaining lease term (in years)
Operating leases	3.41	3.97

Weighted-average discount rate
Operating leases	4.10%	4.00%

Financing Leases (2):
Financing lease right of use assets	$1,332	$3,569
Financing lease liabilities	$706	$2,128

Weighted-average remaining lease term (in years)
Financing leases	0.74	1.06

Weighted-average discount rate
Financing leases	12.15%	11.18%
(1) The current portion of the total operating lease liabilities of $4.9 million is classified under Other Current Liabilities resulting in $7.7 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
(2) The total finance lease right of use assets of $1.3 million is classified under Other Long-term Assets. The current portion of the total finance lease liabilities of $0.7 million is classified under Current portion of debt, net, resulting in no balance in Other Long-term Liabilities section of the condensed consolidated balance sheet.

Future lease payments under non-cancellable leases as of March 29, 2025 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2025 (1)	$1,362	$188
2026	4,488	563
2027	3,404	—
2028	2,324	—
2029	1,051	—
Thereafter	822	—
Total undiscounted lease payments	$13,451	$751
Less: present value discount	(859)	(45)
Total lease liabilities	$12,592	$706
(1) Represents estimated lease payments for the remaining three-month period ending June 28, 2025.

As of March 29, 2025, we have additional operating leases for commercial properties that have not yet commenced with future lease payments of approximately $22 million.

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

Executive Summary
During the third quarter of fiscal year 2025, we won new programs involving telecommunications, pest control, energy storage, medical technology, and temperature controlled shipping solutions.
We reported net sales of $112.0 million, down 21.4 percent from $142.4 million in the same period of fiscal year 2024. Net sales in the third quarter of fiscal year 2025 were adversely impacted by the worldwide economic disruptions and uncertainty caused by the recent escalation and fluctuations in global tariffs. This resulted in delays, increased costs, and reduced demand from many customers.
Gross margin increased to 7.7 percent in the third quarter of fiscal year 2025, compared to 5.7 percent in the same period of the prior fiscal year. The increase in gross margin is primarily attributed to benefits realized from reducing costs and strategic reductions in headcount over the past three quarters partially offset by increases as a result of the global tariff escalation and fluctuations. Operating income (loss) as a percentage of net sales remained flat at (0.4) percent in the third quarter of fiscal year 2025 and (0.4) percent in the third quarter of fiscal year 2024.
The concentration of our top three customers’ net sales increased to 33.5 percent of total sales in the third quarter of fiscal year 2025 from 25.4 percent in the same period of the prior fiscal year. As new customer programs ramp, we expect that concentration to our top three customers will decrease.
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
Net loss for the third quarter of fiscal year 2025 was $0.6 million or $0.06 per diluted share, as compared to net loss of $2.2 million or $0.21 per diluted share for the third quarter of fiscal year 2024. The year-over-year increase in earnings was a result of the factors discussed above, primarily increases in margins attributed to benefits realized from reducing costs and strategic reductions in headcount over the past three quarters.
Moving into the fourth quarter of fiscal year 2025, while we continue to see a favorable trend of contract manufacturing returning to North America, continued increases in Mexican wages, particularly along the US-Mexico border, and potential tariffs, have reduced the competitive advantage of Mexico-based manufacturing compared to U.S.-based manufacturing. In response to this sustained and ongoing trend, the Company is restructuring its Juarez facility to focus on higher volume manufacturing, while lower volume products with higher service level requirements will migrate to our other sites. This restructuring resulted in a significant headcount reduction starting in the third quarter of fiscal year 2024 with a follow on reduction in the third quarter of fiscal year 2025, and further reductions expected through the first quarter of fiscal year 2026. Additionally, global logistics problems, the wars in Europe, China-U.S. geopolitical tensions and related tariff increases may continue to drive Original Equipment Manufacturers (“OEMs”) to examine their traditional outsourcing strategies. We believe these customers increasingly realize they have become overly dependent on their China-based contract manufacturers not only for products, but also for design and logistics services. The decision to onshore or near shore production appears to be becoming more widely accepted as a smart long-term strategy. The Company's international and domestic manufacturing footprint provides flexibility to respond to market conditions. This is expected to help mitigate tariff implications and optimize pricing for customers. As previously announced, the Company is also planning to significantly increase its production capacity in its Arkansas and Vietnam facilities in order to continue to benefit from the growing customer demand for rebalancing their contract manufacturing. This expansion is also expected to help mitigate the adverse impact and uncertainties surrounding any current and potential tariffs on goods manufactured in China and Mexico. As a result, we see opportunities for growth moving forward.
We maintain a strong balance sheet with a current ratio of 2.7 and a debt-to-equity ratio of 0.9 as of March 29, 2025. Total cash provided by operating activities as defined on our cash flow statement was $10.1 million for the nine months ended March 29, 2025. We believe we maintain sufficient liquidity for our expected future operations and as of March 29, 2025, had $79.5 million in borrowings under our asset-based revolving credit facility with $20.4 million remaining available and $2.5 million of cash on hand.

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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 29, 2025 with the Three Months Ended March 30, 2024
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	March 29, 2025	% of net sales	March 30, 2024	% of net sales	$ change	% point change
Net sales	$111,974	100.0%	$142,427	100.0%	$(30,453)	—%
Cost of sales	103,367	92.3%	134,346	94.3%	(30,979)	(2.0)%
Gross profit	8,607	7.7%	8,081	5.7%	526	2.0%
Research, development and engineering	2,308	2.1%	2,234	1.6%	74	0.5%
Selling, general and administrative	6,758	6.0%	6,422	4.5%	336	1.5%
Total operating expenses	9,066	8.1%	8,656	6.1%	410	2.0%
Operating income	(459)	(0.4)%	(575)	(0.4)%	116	—%
Interest expense, net	2,581	2.3%	2,800	2.0%	(219)	0.3%
Income (loss) before income taxes	(3,040)	(2.7)%	(3,375)	(2.4)%	335	(0.3)%
Income tax provision (benefit)	(2,436)	(2.2)%	(1,154)	(0.8)%	(1,282)	(1.4)%
Net (loss)	$(604)	(0.5)%	$(2,221)	(1.6)%	$1,617	1.1%
Effective income tax rate	80.1%		34.2%
Net Sales
Net sales of $112.0 million for the third quarter of fiscal year 2025 decreased by 21.4 percent as compared to net sales of $142.4 million for the third quarter of fiscal year 2024.
The $30.5 million decrease was primarily due to adverse impacts caused by the worldwide economic disruptions and uncertainty related to the recent escalation and fluctuations in global tariffs. This resulted in delays, increased costs, and reduced demand from many customers. Further contributing to this reduction is lowered demand from certain long-standing programs or sun-setting programs causing decreases in backlog throughout fiscal year 2025, which are not yet being offset by recent program wins that are either in the early stages or not fully ramped.
Gross Profit
Gross profit as a percentage of net sales for the three months ended March 29, 2025 was 7.7 percent compared to 5.7 percent for the three months ended March 30, 2024. The increase in gross margin is primarily attributed to benefits realized from reducing costs and strategic reductions in headcount that have occurred over the past three quarters.
The level of gross margin is additionally impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We did not record any significant impairment for obsolete inventory during the three months ended March 29, 2025 or March 30, 2024. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and also inventory that we believe customers will be unable to purchase.

Operating Expenses
There were no significant changes to operating expenses during the third quarter of fiscal year 2025. Total research, development, and engineering (“RD&E”) expenses were $2.3 million during the three months ended March 29, 2025 and $2.2 million during the three months ended March 30, 2024, respectively. Total RD&E expenses as a percent of net sales were 2.1 percent during the three months ended March 29, 2025 and 1.6 percent during the three months ended March 30, 2024.
Total selling, general and administrative (“SG&A”) expenses were $6.8 million during the three months ended March 29, 2025 compared to $6.4 million for the three months ended March 30, 2024. Total SG&A expenses as a percentage of net sales were 6.0 percent for the three months ended March 29, 2025 and 4.5 percent for the three months ended March 30, 2024. These increases are attributable to increases in the estimated provision for credit losses.
Interest
Interest expense was $2.6 million during the three months ended March 29, 2025 and $2.8 million during the three months ended March 30, 2024. This decrease is largely attributable to lower interest costs as a result of refinancing our debt with a new lender, as described in Note 4 of the “Notes to Consolidated Financial Statements.”
Income Taxes
The effective tax rate for the three months ended March 29, 2025 was 80.1 percent compared to 34.2 percent for the three months ended March 30, 2024. The increase was primarily due to federal research and development tax credits and permanent book-to-tax differences relative to the respective pretax income (or loss) amounts of each period.
For the three months ended March 30, 2024, the company departed from the annual effective tax rate method for determining interim income tax expense. The existence of significant permanent book-to-tax differences in several jurisdictions, the impact of the tax holiday in Vietnam, and significant tax benefits related to federal research and development tax credits resulted in an inability to reliably estimate the annual effective tax rate applicable to projected full-year worldwide consolidated pre-tax income. Accordingly, the company determined income tax expense for the quarter ended March 30, 2024, and the nine months ended March 30, 2024, based on actual year-to-date results.
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
For further information on taxes see Note 5 - “Income Taxes” of the Notes to Consolidated Financial Statements.
Comparison of the Nine Months Ended March 29, 2025 with the Nine Months Ended March 30, 2024
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the nine months ended March 29, 2025 as compared to the nine months ended March 30, 2024. It is provided to assist in assessing differences in our overall performance (in thousands):

	Nine Months Ended
	March 29, 2025	% of net sales	March 30, 2024	% of net sales	$ change	% point change
Net sales	$357,385	100.0%	$440,386	100.0%	$(83,001)	—%
Cost of sales	327,769	91.7%	409,680	93.0%	(81,911)	(1.3)%
Gross profit	29,616	8.3%	30,706	7.0%	(1,090)	1.3%
Research, development and engineering	6,917	1.9%	6,233	1.4%	684	0.5%
Selling, general and administrative	19,835	5.6%	18,263	4.1%	1,572	1.5%
Gain on insurance proceeds, net of losses	—	—%	(431)	(0.1)%	431	0.1%
Total operating expenses	26,752	7.5%	24,065	5.4%	2,687	2.1%
Operating income	2,864	0.8%	6,641	1.5%	(3,777)	(0.7)%
Interest expense, net	9,748	2.7%	8,772	2.0%	976	0.7%
Income (loss) before income taxes	(6,884)	(1.9)%	(2,131)	(0.5)%	(4,753)	(1.4)%
Income tax provision (benefit)	(2,490)	(0.7)%	(1,329)	(0.3)%	(1,161)	(0.4)%
Net (loss)	$(4,394)	(1.2)%	$(802)	(0.2)%	$(3,592)	(1.0)%
Effective income tax rate	36.2%		62.4%

Net Sales
Net sales of $357.4 million for the nine months ended March 29, 2025 decreased by 18.8 percent as compared to net sales of $440.4 million for the nine months ended March 30, 2024.
The $83.0 million decrease is due to a number of factors including adverse impacts from the worldwide economic disruptions and uncertainty caused by the recent escalation and fluctuations in global tariffs. This resulted in delays, increased costs, and reduced demand from many customers. In addition there have been other unexpected component shortages along with softening of demand from certain long-standing programs experienced throughout fiscal year 2025. Finally, excess inventory and scrap sales decreased by approximately $44 million during the first three quarters of 2025 as certain large programs went end of life in 2024 and their final shipments of product, inventory, and any scrap were recorded at that time.
Gross Profit
Gross profit as a percentage of net sales for the nine months ended March 29, 2025 was 8.3 percent compared to 7.0 percent for the nine months ended March 30, 2024. These results were largely due to benefits realized from restructuring in the third quarter of fiscal year 2024 and a weakening of the Mexican Peso.
The level of gross margin is additionally impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We did not record any significant impairment for obsolete inventory during the nine months ended March 29, 2025 or March 30, 2024. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and also inventory that we believe customers will be unable to purchase.
Operating Expenses
There were no significant changes to operating expenses during the first nine months of fiscal year 2025. Total research, development, and engineering (“RD&E”) expenses were $6.9 million during the nine months ended March 29, 2025 and $6.2 million during the nine months ended March 30, 2024, respectively. Total RD&E expenses as a percent of net sales were 1.9 percent during the nine months ended March 29, 2025 and 1.4 percent during the nine months ended March 30, 2024.
Total selling, general and administrative (“SG&A”) expenses were $19.8 million during the nine months ended March 29, 2025 compared to $18.3 million for the nine months ended March 30, 2024. Total SG&A expenses as a percentage of net sales were 5.6 percent for the nine months ended March 29, 2025 and 4.1 percent for the nine months ended March 30, 2024. These increases are attributable to estimated provisions for credit losses, and indirect labor.
Interest
Interest expense was $9.75 million during the nine months ended March 29, 2025 and $8.8 million during the nine months ended March 30, 2024. This increase is largely attributable to the write-off of approximately $1.0 million of unamortized loan fees related to refinancing our debt with a new lender in the second quarter of fiscal year 2025. In connection with this refinancing, we expect our interest charges to decrease in future periods.
Income Taxes
The effective tax rate for the nine months ended March 29, 2025 was 36.2 percent compared to 62.4 percent for the nine months ended March 30, 2024. The decrease was primarily due to federal research and development tax credits and permanent book-to-tax differences relative to the respective pretax income (or loss) amounts of each period.
For the nine months ended March 30, 2024, the company departed from the annual effective tax rate method for determining interim income tax expense. The existence of significant permanent book-to-tax differences in several jurisdictions, the impact of the tax holiday in Vietnam, and significant tax benefits related to federal research and development tax credits resulted in an inability to reliably estimate the annual effective tax rate applicable to projected full-year worldwide consolidated pre-tax income. Accordingly, the company determined income tax expense for the quarter ended March 30, 2024, and the nine months ended March 30, 2024, based on actual year-to-date results. For further information on taxes see Note 5 - “Income Taxes” of the Notes to Consolidated Financial Statements.

Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), we use certain non-GAAP financial measures, adjusted net loss and adjusted net loss per share, diluted. We provide these non-GAAP financial measures because we believe they provide greater transparency related to our core operations and represent supplemental information used by management in its financial and operational decision making. We exclude (or include) certain items in our non-GAAP financial measures as we believe the net result is a measure of our core business. We believe this facilitates operating performance comparisons from period to period by eliminating potential differences caused by the existence and timing of certain income and expense items that would not otherwise be apparent on a GAAP basis. Non-GAAP performance measures should be considered in addition to, and not as a substitute for, results prepared in accordance with GAAP. The non-GAAP financial measures disclosed below should be read in conjunction with the remainder of this Quarterly Report on Form 10-Q, including the consolidated financial statements and footnotes thereto. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Our non-GAAP financial measures may be different from those reported by other companies. See the table below for reconciliations of adjusted net loss to the most directly comparable GAAP measure, which is GAAP net loss, and the computation of adjusted net loss per share, diluted.

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
GAAP net loss	$(604)	$(2,221)	$(4,394)	$(802)
Gain on insurance proceeds (net of losses)	—	—	—	(431)
Stock-based compensation expense	26	52	109	163
Write-off of unamortized loan fees	—	—	1,012	—
Income tax effect of non-GAAP adjustments (1)	(5)	(10)	(224)	54
Adjusted net loss:	$(583)	$(2,179)	$(3,497)	$(1,016)

Adjusted net loss per share — non-GAAP Diluted	$(0.05)	$(0.20)	$(0.32)	$(0.09)
Weighted average shares outstanding — Diluted	10,762	10,762	10,762	10,762
(1) Income tax effects are calculated using an effective tax rate of 20%, which approximates the effective statutory tax rate for the presented periods.
BACKLOG
On March 29, 2025, we had an order backlog of approximately $138.1 million. This compares with a backlog of approximately $275.8 million on March 30, 2024. The decrease in order backlog is related to softening of demand for a number of our Mexico-based programs, partially offset by an increase in demand for our U.S. based facilities. We expect backlog to increase in the coming periods due to recent sizeable program wins. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the nine months ended March 29, 2025 was $10.1 million. Net cash provided by operating activities was $6.1 million for the nine months ended March 30, 2024.
The $10.1 million of net cash provided by operating activities for the nine months ended March 29, 2025 was primarily related to $4.4 million in net loss for the period adjusted for $7.9 million of depreciation and amortization, a $5.8 million decrease in inventory, a $19.6 million decrease in accounts receivable, a $2.2 million decrease in contract assets partially offset by a $14.1 million decrease in accounts payable, a $7.3 million increase in other assets, a $0.4 million decrease in other liabilities, and a $0.7 million decrease in accrued compensation and vacation.
The $6.1 million of net cash provided by operating activities for the nine months ended March 30, 2024 was primarily related to $0.8 million in net loss for the period adjusted for $8.2 million of depreciation and amortization, a $22.8 million decrease in inventory, a $1.3 million decrease in contract assets, a $14.9 million decrease in accounts receivable partially offset by a $0.8 million decrease in other liabilities, a $1.5 million increase in other assets, a $33.7 million decrease in accounts payable, and a $2.4 million decrease in accrued compensation and vacation.

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
Investing Cash Flow
Cash used in investing activities was $3.0 million during the nine months ended March 29, 2025 as compared to cash used in investing activities of $1.0 million during the nine months ended March 30, 2024. Our primary investing activities during the nine months ended March 29, 2025 and March 30, 2024, related to purchasing equipment to support increased production levels for new programs.
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
Financing Cash Flow
Cash used in financing activities was $9.4 million during the nine months ended March 29, 2025 as compared to $3.4 million used in financing activities in the same period of the previous fiscal year. Our primary financing activities during the nine months ended March 29, 2025, and March 30, 2024, were borrowings and repayments under our asset-based revolving line of credit facility with Bank of Montreal, our Prior Credit Facility with Bank of America, and term loans.

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
As of March 29, 2025, we had approximately $2.8 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of March 29, 2025 would approximate $29,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in Note 5 of the “Notes to Consolidated Financial Statements.”
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
•impact of potential tariffs assessed on countries in which we may manufacture product or from which we may buy components;
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
During the COVID-19 pandemic, we saw extreme shifts in demand from our customer base. The possibility of future temporary closures and labor constraints, as well as the inability to predict customer demand, costs, and future supply chain disruptions during pandemics or otherwise can materially impact operating results.
We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.
Adverse economic conditions and uncertainty in the global economy such as unstable global financial and credit markets, changing trade policies, inflation, and recession can negatively impact our business. Unfavorable economic conditions could affect the demand for our customers’ products by triggering a reduction in orders as well as a decline in forecasts which could adversely affect our sales in future periods. Additionally, the financial strength of our customers and suppliers and their ability to obtain and rely on credit financing may affect their ability to fulfill their obligations to us and have an adverse effect on our financial results.
Adverse macroeconomic conditions have and may continue to affect our business. The conditions affect the Company’s ability to predict and plan for future supply chain disruptions, fluctuations in customer demand and costs, and the ability to operate as there is uncertainty over future temporary closures. Inflation has also risen globally to historically high levels. If inflation rate continues to increase, the costs of labor and other expenses may continue to increase. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability. Inflation may further exacerbate other risk factors discussed in this Quarterly Report on Form 10-Q, including disruptions to international operations.
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
We are dependent on many suppliers, including sole source suppliers, to provide key components and raw materials used in manufacturing customers’ products. We have seen supply shortages in certain electronic components. In addition, our suppliers' facilities may also experience closures or limited production due to macroeconomic conditions, natural disasters or other reasons, which may cause a shortage of components. This can result in longer lead times and the inability to meet our customers' requests for flexible production and extended shipment dates. If demand for components outpaces supply, capacity delays could affect future operations. Delays in deliveries from suppliers or the inability to obtain sufficient quantities of components and raw materials have and may continue to cause delays or reductions in shipment of products to our customers which could adversely affect our operating results and damage customer relationships.
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

In addition, we must successfully manage transition issues that may result from the departure or retirement of members of our leadership team. For example, our former Chief Executive Officer retired at the end of fiscal year 2024 and was succeeded by our former Chief Financial Officer. Any significant leadership change or senior management transition involves inherent risks and failure to ensure a smooth transition could hinder our strategic planning, business execution, and future performance. We cannot provide assurances that any changes of management personnel will not cause disruption to operations or customer relationships or a decline in our operating results.
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
Current and future U.S. trade policy could adversely affect our business and results of operations.

Although we maintain significant manufacturing capacity in the U.S., the majority of our manufacturing operations are currently located outside the U.S (in countries such as China and Mexico). We also source certain components and materials for our products from various countries. In the past, the U.S. has imposed tariffs impacting certain components and products imported from these countries by us into the U.S. These tariffs apply to both components imported into the U.S. from these countries for use in the manufacture of products at our U.S. plants and to certain of our customers’ products that we manufacture for them in these countries and that are then imported into the U.S.
Changes in tariffs and other trade policies can be announced with little or no advance notice. The current U.S. presidential administration recently announced a broad increase in tariffs on imported products and components from certain countries, including higher tariff levels on those imported from China and Mexico. These actions have resulted, and are expected to further result, in retaliatory measures on U.S. goods by those countries and others. If maintained, these recently announced tariffs, and the potential escalation of trade disputes could pose a risk to our business that could affect our revenue and cost of sourcing materials. Actions we take to adapt to new tariffs or trade restrictions may increase our costs or may cause us to modify our operations, and could drive up our prices to customers. Any decision by a large number of our customers to cease using our manufacturing services due to the application of tariffs could materially reduce our revenue and net income. In addition, tariffs or other trade restrictions have caused, and may continue to cause, adverse changes and uncertainty in U.S. and global financial and economic conditions, which adversely impacts the demand for our products.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility, line of credit facility, and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with SOFR rates. The interest rates applicable to our asset-based secured line of credit facility fluctuate with Itercambaria de Equilibrio Interest Rate. There was outstanding $79.5 million in borrowings under our asset-based senior secured revolving credit facility, MXN80.5 million ($3.96 million USD) outstanding in borrowing under our asset-based secured line of credit facility, and $5.2 million outstanding on our equipment financing facilities as of March 29, 2025.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. From time to time, we use Mexican Peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican Peso denominated expenses. There were $20.9 million of foreign currency forward contracts outstanding as of March 29, 2025. See Note 9 - “Derivative Financial Instruments” to the Notes to Consolidated Financial Statements for additional information regarding our derivative instruments.
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
Based on their evaluation as of March 29, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in control over financial reporting previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K.
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

Changes in Internal Control over Financial Reporting
Except as disclosed above, and in Part II, Item 9A of our Annual Report on Form 10-K, there have been no significant changes in our internal controls over financial reporting during the three months ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).
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
Item 5. Other Information
Insider Trading Arrangements
During the fiscal quarter ended March 29, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as defined in Regulation S-K, Item 408.

Compensation Arrangements
As part of its continuing effort to reduce costs, Key Tronic Corporation (the “Company”) announced on May 12, 2025 that its executive leadership team has agreed to a voluntary 10% temporary reduction in their base salaries, including with respect to the base salaries of Brett Larsen, the Company’s President and Chief Executive Officer, Anthony Voorhees, the Company’s Executive Vice President of Administration, Chief Financial Officer and Treasurer, and Philip Hochberg, the Company's Executive Vice President of Customer Relations and Integration. These voluntary salary reductions will go into effect on May 18, 2025 and will not modify other rights under any agreements or impact annual and long-term incentives, and benefit eligibility. In addition, the Company’s Board of Directors has elected to take a voluntary 10% temporary reduction in the amount of the annual cash retainer payable to each non-employee director of the Company.

Term Loan and Credit Agreement Modification
On May 13, 2025, the Company, certain domestic subsidiaries (as co-borrowers or guarantors), Callodine, and certain financial institutions entered into a first amendment and limited waiver to the Term Loan (the “Term Amendment”). The Term Amendment waived an existing event of default relating to non-compliance with minimum required earnings before interest, depreciation, amortization, and other adjustments for the period ending March 29, 2025. The Term Amendment adds an additional reporting requirement, and requires minimum earnings before interest, taxes, depreciation, amortization, and other adjustments only if average daily availability for the applicable fiscal quarter is less than 12.5% of the combined borrowing base.
On May 13, 2025, the Company, certain domestic subsidiaries (as co-borrowers or guarantors), BMO Bank N.A, and certain financial institutions entered into a first amendment and limited waiver to the Credit Agreement (the “ Credit Amendment”). The Credit Amendment waived an existing event of cross-default that was created by the event of default on the Term Loan. The Credit Amendment adds an additional reporting requirement.
The foregoing description is not complete and is qualified in its entirety by reference to the Term Amendment and the Credit Amendment, which are filed herewith as Exhibit 10.1 and 10.2, respectively, and incorporated herein by reference.

Item 6.	Exhibits

	3.1	Articles of Incorporation, incorporated by reference to the Company’s Form 10-K for the fiscal year ended July 3, 2021

	3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 2, 2024

	10.1	First Amendment and Limited waiver to Term Loan Credit Agreement, dated May 13, 2025, among the Company, Callodine Commercial Finance LLC, and certain other parties.

	10.2	First Amendment and Limited waiver to Credit Agreement, dated May 13, 2025, among the Company, BMO Bank, N.A., and certain other parties.

	31.1	Certification of Chief Executive Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

	31.2	Certification of Chief Financial Officer (Exchange Act Rules 13(a)-14 and 15(d)-14)

	32.1	Certification of Chief Executive Officer (18 U.S.C. 1350)

	32.2	Certification of Chief Financial Officer (18 U.S.C. 1350)

	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TRONIC CORPORATION

/s/ BRETT R. LARSEN
Brett R. Larsen	Date:	May 13, 2025
President and Chief Executive Officer
(Principal Executive Officer)

/s/ ANTHONY G. VOORHEES
Anthony G. Voorhees	Date:	May 13, 2025
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)