Form 10-K
period 2025-06-28
KEY TRONIC CORP
filed 2025-09-17
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-K
 ____________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 28, 2025
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
As of December 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $41.3 million based on the closing price as reported on the NASDAQ.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,773,774 shares of common stock were outstanding as of September 8, 2025.
 ____________________________________________________________
Documents Incorporated by Reference:
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant’s 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

KEY TRONIC CORPORATION
2025 FORM 10-K

FORWARD-LOOKING STATEMENTS
References in this report to “the Company,” “Key Tronic,” “we,” “our,” or “us” mean Key Tronic Corporation together with its subsidiaries, except where the context otherwise requires.
This Annual Report on Form 10-K contains forward-looking statements in addition to historical information. Forward-looking statements include, but are not limited to those including such words as aims, anticipates, believes, continues, could, estimates, expects, hopes, intends, plans, predicts, projects, targets, or will, similar verbs, or nouns corresponding to such verbs, which may be forward looking. Forward-looking statements also include other passages that are relevant to expected future events, performances, and actions or that can only be fully evaluated by events that will occur in the future. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to those outlined in“Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so. Readers should carefully review the risk factors described in periodic reports the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
We believe that we are well positioned in the contract manufacturing industry to continue the expansion of our customer base and achieve long-term growth. Our unique blend of multinational facilities, vertical integration, centralized management, and core strengths continue to support our growth and our customers’ needs. We continue to focus on controlling operating expenses and leveraging the synergistic capabilities of our world-class facilities in the United States, Mexico, China, and Vietnam. This international production capability provides our customers with the benefits of improved supply-chain management, reduced inventory, lower labor costs, lower transportation costs, and reduced product fulfillment time. We are also planning to significantly increase production capacity in our Arkansas and Vietnam facilities in order to continue to benefit from the growing customer demand for rebalancing their contract manufacturing. We believe these initiatives should help mitigate the adverse impact and uncertainties surrounding the recently announced tariffs on goods manufactured in China and Mexico. Given our competitive advantages and the growing pressure for new potential customers to move forward with their outsourcing strategies, we feel that we are strongly positioned to win new business in coming periods and grow our revenue and profits.

The contract manufacturing industry is intensely competitive. We have less than 1% of the potential global market and our revenue can fluctuate significantly due to reliance on a concentrated base of customers. We are planning for new customer growth in the coming quarters by seeking to secure new programs with new and existing customers, increase our worldwide manufacturing capacity, leverage further our design engineering capabilities and continue to improve our manufacturing and procurement processes and capabilities. Ongoing challenges that we face include but are not limited to the following: continuing to win programs from new and existing customers, balancing capital employed, production capacity and key personnel in support of new customer programs, improving operating efficiencies, controlling costs while developing competitive pricing strategies, and successfully transitioning new program wins to full production with minimal delays.
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
For the fiscal years 2025 and 2024 the five largest customers in each year accounted for 48 percent, and 34 percent of combined total net sales, respectively. We aim to diversify our customer base by adding additional programs and customers. We expect net sales to our five largest customers as a percentage of total net sales to approximate current levels going forward.
The following table summarizes the customers that represented 10 percent or more of total net sales during the last two fiscal years:

	Percentage of Net Sales by Fiscal Year
	2025	2024
Customer A	25%	20%

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
As of June 28, 2025, we had 3,539 full-time employees compared to 4,122 on June 29, 2024. This headcount reduction is related to active efforts to streamline our operations, optimize our cost structure, and become more cost competitive in new quote opportunities. Since we can have significant fluctuations in product demand, we seek to maintain flexibility in our workforce by utilizing skilled temporary labor in some of our manufacturing facilities in addition to full-time employees.
Backlog
On June 28, 2025, our order backlog was valued at approximately $159.1 million, compared to approximately $249.6 million on June 29, 2024. The amount of backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue. Due to the relationships with our customers, we will occasionally allow orders to be canceled or rescheduled and as a result it is not a meaningful indicator of future financial results. If there are canceled or rescheduled orders, we typically negotiate fees to cover the costs we have incurred. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next twelve months, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.
Foreign Markets
Information concerning net sales and long-lived assets (property, plant, and equipment) by geographic areas is set forth in Note 11 - “Segment Information and Enterprise-Wide Disclosures” of the “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K and that information is incorporated herein by reference.
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

Information about Our Executive Officers
The table below sets forth the name, current age, and current position of our executive officers and other significant employees:

Name	Age	Positions Held
Executive Officers
Brett R. Larsen	52	President and Chief Executive Officer
Anthony G. Voorhees	51	Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Philip S. Hochberg	63	Executive Vice President of Customer Relations and Integration
Duane D. Mackleit	57	Executive Vice President of Operations
David H. Knaggs	44	Executive Vice President of Quality, Regulatory Affairs, and Information Systems
Chad T. Orebaugh	54	Executive Vice President of Engineering
Mark Courtney	59	Vice President of Supply Chain
Executive Officers
BRETT R. LARSEN – President and Chief Executive Officer
Mr. Larsen, age 52, has served as President and Chief Executive Officer since July 2024. Previously he was the Executive Vice President of Administration, Chief Financial Officer, and Treasurer from July 2015 through June 2024. He was Vice President of Finance and Controller from February 2010 to July 2015. He was Chief Financial Officer of FLSmidth Spokane, Inc. from December 2008 to February 2010. From October 2005 through November 2008, Mr. Larsen served as Controller of Key Tronic Corporation. From May 2004 to October 2005, Mr. Larsen served as Manager of Financial Reporting of Key Tronic Corporation. From 2002 to May 2004, Mr. Larsen was an audit manager for the public accounting firm BDO USA, LLP. He also held various auditing and supervisory positions with Grant Thornton LLP from 1997 to 2002. Mr. Larsen has a Bachelor of Science degree in Accounting and a Masters degree in Accounting from Brigham Young University and is a Certified Public Accountant.
ANTHONY G. VOORHEES - Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Mr. Voorhees, age 51, has served as Executive Vice President of Administration, Chief Financial Officer, and Treasurer since July 2024. Previously, he was Vice President of Finance and Controller from November 2021 to June 2024, Senior Manager of Corporate Finance from July 2015, and Manager of Financial Reporting since April 2010. Prior to joining Key Tronic, Mr. Voorhees worked at Coldwater Creek from August 2007 to March 2010 as a Senior Financial Reporting Accountant. Prior to that, he worked at Moss Adams, LLP as a Senior Assurance Associate from November 2004 to August 2007. Between September 2001 and August 2004, Mr. Voorhees held senior level accounting positions at Boise State University and Idaho State Department of Agriculture. Mr. Voorhees has a bachelor degree in Accounting from the University of Idaho and is a Certified Public Accountant.
PHILIP S. HOCHBERG – Executive Vice President of Customer Relations and Integration
Mr. Hochberg, age 63, has been Executive Vice President of Customer Relations and Integration since July 2012. Prior to this, Mr. Hochberg served as Vice President of Business Development from October 2009 through June 2012. He was Director of Business Development and Program Management from July 2008 to October 2009. Mr. Hochberg served as Director of Business Development from October 2004 to July 2008 and as Director of EMS Sales and Marketing from July 2000 to October 2004. Prior to joining Key Tronic, Mr. Hochberg worked for Quinton Instrument Company as their Director of Marketing and Product Management from 1992 to 2000. From 1988 to 1992, he was employed by SpaceLabs Medical as their Business Development Marketing Manager. Mr. Hochberg has an MBA from the University of British Columbia, a BA in Psychology, with a minor in Business from Washington University in St. Louis.

DUANE D. MACKLEIT – Executive Vice President of Operations
Mr. Mackleit, age 57, has been Executive Vice President of Operations since December 2019. Prior to this, Mr. Mackleit served as Vice President of Program Management since July 2012. He served as Director of Program Management from July 2008 through June 2012. From May 2006 to July 2008 he served as Principal Program Manager. Prior to that, he served as Program Manager from March 2002 to May 2006 and Associate Program Manager from August 2000 to March 2002. Mr. Mackleit has also held several other positions with Key Tronic Corporation. Mr. Mackleit has an AA in Business from Spokane Falls Community College and a BA in Business/Marketing from Eastern Washington University. He also holds a MBA from Gonzaga University.
DAVID H. KNAGGS – Executive Vice President of Quality, Regulatory Affairs, and Information Systems
Mr. Knaggs, age 44, has been Executive Vice President of Quality, Regulatory Affairs, and Information Systems since May 2021. Previously, he was Vice President of Quality and Regulatory Affairs from November 2017 to May 2021. He was Vice President of Quality since October 2016. Before joining Key Tronic, Mr. Knaggs worked at Telect, Inc. from 2008 to 2016 as their Director of Engineering. Prior to that, he worked at Isothermal Systems Research as Lead Systems Engineer from 2003 to 2008. He has a Bachelor of Science degree in Mechanical Engineering with a minor in mathematics from the University of Washington.
CHAD T. OREBAUGH – Executive Vice President of Engineering
Mr. Orebaugh, age 54, has been Executive Vice President of Engineering since September 2021. Previously he served as Vice President of Engineering since April 2017. Prior to this, Mr. Orebaugh served as Director of Engineering since May 2013. From April 2010 to May 2013, he served as Manager of Engineering. From January 2000 to April 2010 he served as Lead Mechanical Engineer. Prior to that, he served as Mechanical Engineer from October 1998 to January 2000 and Associate Mechanical Engineer since October 1997. Mr. Orebaugh holds a BA in Mechanical Engineering from Gonzaga University.
MARK COURTNEY – Vice President of Supply Chain
Mark Courtney, age 59, has been Vice President of Supply Chain of the company since August 2019. Previously, he served as Purchasing Manager and Director of North American Purchasing from September 2015 to August 2019, and as Supply Chain Manager, ERP and Business Operations Manager for Amphenol Telect from August 2007 to September 2015. From March 2006 to August 2007, he served as Senior Buyer/Planner for Honeywell Specialty Materials and from June 2005 to March 2006 as Purchasing Manager for MRV Communications. From May 2000 to June 2005, he served as a Field and Inside Sales Associate for Arrow Electronics and from October 1991 to May 2000 held various positions at Alesis.
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
•impact of tariffs assessed or threatened on countries in which we may manufacture product or from which we may buy components;
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
Our quarterly operating results have varied in the past and may vary in the future due to a variety of factors, including adverse changes in the U.S. and global macroeconomic environment, volatility in overall demand for our customers’ products, success of customers’ programs, timing of new programs, new product introductions or technological advances by us, our customers and our competitors, and changes in pricing policies by us, our customers, our suppliers, and our competitors. Our customer base is diverse in the markets they serve, however, decreases in demand, particularly from customers in certain industries, have affected our results and could affect future quarterly results. Additionally, our customers could be adversely impacted by illiquidity in the credit markets which could directly impact our operating results.
Component procurement, production schedules, personnel and other resource requirements are based on estimates of customer requirements. Occasionally, our customers may request accelerated production that can stress resources and reduce operating margins. Conversely, our customers may abruptly lower, cancel, or delay production or new production launch which may lead to a sudden, unexpected increase in inventory or accounts receivable for which we may not be reimbursed even when under contract with customers. In addition, because many of our operating expenses are relatively fixed, a reduction in customer demand can harm our gross profit and operating results. The products which we manufacture for our customers have relatively short product lifecycles. Therefore, our business, operating results and financial condition are dependent in a significant way on our ability to obtain orders from new customers and new product programs from existing customers.

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
Adverse economic conditions and uncertainty in the global economy such as unstable global financial and credit markets, changing trade policies, inflation, and recession can negatively impact our business. Unfavorable economic conditions could affect the demand for our customers’ products by triggering a reduction or delaying orders as well as a decline in forecasts which could adversely affect our sales in future periods. Additionally, the financial strength of our customers and suppliers and their ability to obtain and rely on credit financing may affect their ability to fulfill their obligations to us and have an adverse effect on our financial results.
Adverse macroeconomic conditions have and may continue to affect our business. The conditions affect the Company’s ability to predict and plan for future supply chain disruptions and fluctuations in customer demand and costs. Inflation has also risen globally to historically high levels. Continuing high levels of inflation have increased the costs of labor and other expenses, and may continue to increase. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability. Inflation may further exacerbate other risk factors discussed in this Annual Report on Form 10-K, including disruptions to international operations.
Current and future U.S. trade policy could adversely affect our business and results of operations.

Although we maintain significant manufacturing capacity in the U.S., the majority of our manufacturing operations are currently located outside the U.S (in countries such as Vietnam, China, and Mexico). We also source certain components and materials for our products from various countries. The U.S. has imposed tariffs impacting certain components and products imported from these countries by us into the U.S. These tariffs apply to both components imported into the U.S. from these countries for use in the manufacture of products at our U.S. plants and to certain of our customers’ products that we manufacture for them in these countries and that are then imported into the U.S.
Changes in tariffs and other trade policies can be announced with little or no advance notice. The recent broad increase in tariffs on imported products and components from certain countries, including higher tariff levels on those imported from China and Mexico have resulted, and are expected to further result, in retaliatory measures on U.S. goods by those countries and others. If maintained, these tariffs, and the potential escalation of trade disputes, could pose a risk to our business that could affect our revenue and cost of sourcing materials. We are currently shielded from Mexico related tariffs under the United States-Mexico-Canada Agreement, but there is no assurance that this agreement will not be amended or cancelled in the future. Actions we take to adapt to new tariffs or trade restrictions may increase our costs or may cause us to modify our operations, and could drive up our prices to customers. Any decision by a large number of our customers to cease using our manufacturing services due to the application of tariffs could materially reduce our revenue and net income. In addition, tariffs or other trade restrictions have caused, and may continue to cause, adverse changes and uncertainty in U.S. and global financial and economic conditions, which adversely impacts the demand for our products.
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
We have manufacturing operations located in Mexico, China, and Vietnam. A significant portion of our operations are denominated in the Mexican Peso, the Chinese currency, the renminbi ("RMB"), and the Vietnamese dong. Currency exchange rates fluctuate daily as a result of a number of factors, including changes in a country's political and economic policies. Volatility in the currencies of our entities and the United States dollar, as well as inflationary costs, could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the cash, receivables, payables and expenses of our operating entities. As part of our hedging strategy, we currently use Mexican Peso forward contracts to hedge future foreign currency fluctuations for a portion of our Mexican Peso denominated expenses. We currently do not hedge expenses denominated in RMB and have occasionally also been unable to hedge expenses denominated in Mexican Peso. Losses have occurred from increases in the value of these currencies relative to the United States dollar and further losses could occur, which could be material to our business, financial results or operations.
Global economic and political events or significant currency exchange fluctuations, can occur, and cause further unexpected losses. Future headcount reductions or decrease in manufacturing capacity in Mexico could also cause significant changes in our ability to qualify for hedge accounting treatment of our forward contracts to hedge foreign currency fluctuations.
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
When our business or manufacturing capacity is experiencing growth, such as the expansion currently occurring in our Arkansas and Vietnam facilities, such growth can place considerable additional demands upon our management team and our operational, financial and management information systems. Our ability to manage growth effectively requires us to continue to implement and improve these systems; avoid cost overruns; maintain customer, supplier and other favorable business relationships during possible transition periods; continue to develop the management skills of our managers and supervisors; and continue to train, motivate and manage our employees. Our failure to effectively manage growth could have a material adverse effect on our results of operations.
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
We have restrictive covenants with our financial institutions that impact how we manage our business. We have not always met these covenants in the past and have had to obtain waivers and amend the Loan Agreement under our Term Loan, including for an event of default related to a breach of non-compliance with minimum required earnings before interest, depreciation, amortization, and other adjustments for the period ending March 29, 2025. The amendment permanently adds an additional reporting requirement, and requires minimum earnings before interest, taxes, depreciation, amortization, and other adjustments only if average daily availability for the applicable fiscal quarter is less than 12.5% of the combined borrowing base.
Our new asset-based senior secured revolving credit facility (the “Credit Facility”), also includes certain financial covenants, including average and daily availability and, if triggered, earnings before interest, taxes, depreciation, amortization and other adjustments and a fixed charge coverage ratio covenant will apply. We may not meet such covenants in the future and may not be able to obtain waivers or amendments from the relevant lenders on terms acceptable to us, or at all. In the event we breach any covenant that results in an event of default, we may be required to amend the credit facility on terms that would be less favorable to us, such as an increase in the interest rate. Similarly, our lenders could choose to accelerate payment of the amounts owed by the Company. Under those circumstances our borrowings could become immediately payable. The amendment of our credit arrangements on unfavorable terms or the acceleration of our payment obligations thereunder, would have a material adverse effect on our business, financial condition, results of operations and cash flows. For a summary of our debt obligations, see Note 4 - “Long-Term Debt” of the Notes to Consolidated Financial Statements.
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
RISKS RELATED TO OUR CONTROLS AND PROCEDURES AND THE INTERNAL INVESTIGATION
In the past, we have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective due to the existence of material weaknesses, which has adversely affected our ability to report our financial results in a timely and accurate manner and similar recurrences could have a material adverse impact our business and financial condition.
We are required to evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on a periodic basis and publicly disclose the results of these evaluations and related matters in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). As described in Item 9A. Controls and Procedures of our Annual Report on Form 10-K, in the previous fiscal year we identified a material weakness in the design and implementation of effective controls over the accounting for revenue recognition relating to cost recovery of material price variances. We also identified a material weakness in the design and implementation of effective controls over the adoption of new accounting standards. As a result of these material weaknesses, our management concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of June 29, 2024.

We completed a remediation plan, as described in Item 9A. Controls and Procedures of our Annual Report on Form 10-K, designed to address the material weaknesses. Although these material weaknesses are considered remediated and internal control over financial reporting and control disclosures and procedures were effective as of June 28, 2025, there is no assurance that similar material weaknesses could arise from future changes in systems, personnel, or processes. Any of these risks could have a material adverse impact on our business and financial condition.
If we fail to maintain proper and effective internal controls, our business and financial condition could be materially adversely impacted.
We cannot assure you that we will not discover deficiencies in our internal control over financial reporting. Moreover, as discussed in the following risk factor, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. As of June 29, 2025, we are a non-accelerated filer under the Exchange Act and are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements.
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
During fiscal year 2021, the Company’s Audit Committee completed an internal investigation arising from a notification from an employee regarding certain alleged accounting irregularities. In January 2021, the Company determined that improper accounting resulted in an understatement of cost of goods sold and an overstatement of inventories. Subsequent to the matter identified in January 2021, additional inventory accounting errors unrelated to the investigation were also identified by management. We have incurred, and may continue to incur, significant expenses related to legal, accounting and other professional services in connection with matters relating to or arising from the subject of such investigation. To the extent the steps taken to remediate identified deficiencies in our internal controls over financial reporting were not successful, we may incur significant additional time and expense.
In addition, we continue to cooperate with the SEC in its inquiries related to the internal investigation. If the SEC or any other regulator were to commence legal action against us, we could be required to pay significant penalties and become subject to injunctions, cease and desist orders or the SEC could impose other sanctions against us or against our officers and members of our Board of Directors. We can provide no assurances as to the outcome of any governmental inquiry or investigation. Further, we, our officers and members of our Board of Directors could be named as defendants in lawsuits asserting claims arising out of the subject matter of the Audit Committee’s internal investigation. As a result of any legal proceedings and any related indemnification requirements to our officers and directors, we could be required to pay monetary damages that may be in excess of our insurance coverage or may have additional penalties or other remedies imposed against us or our officers and directors.
All of these expenses, and the diversion of the attention of management and other personnel that has occurred and is expected to continue, could adversely affect our business, financial condition, results of operations and cash flows. In addition, publicity surrounding the foregoing, or any SEC enforcement action or settlement, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition and results of operations.

LEGAL AND ACCOUNTING RISKS
We restated certain of our prior consolidated financial statements in our 2024 Annual Report on Form 10-K, which resulted in unanticipated costs and may lead to additional risks and uncertainties, including loss of investor confidence, regulatory action or litigation.
As previously disclosed, in our 2024 Annual Report on Form 10-K, we restated or revised certain of our previously issued financial statements. This process was time-consuming and expensive, including unanticipated costs for accounting and legal fees. The restatement and revisions also expose us to additional risks that could adversely affect our business and financial condition, such as litigation, regulatory action or loss of investor confidence. Lawsuits or regulatory investigations may invoke federal and state securities law claims, contractual claims or other claims arising from the restatement, revisions and material weaknesses in our internal control over financial reporting. We may incur substantial defense costs regardless of the outcome of any litigation or regulatory investigation, and such events might cause a diversion of our management’s time and attention. If we do not prevail in any litigation or regulatory action, we could be required to pay substantial damages, penalties or settlement costs. In addition, the restatement and revisions may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.
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
Risk Management and Strategy
We have developed and implemented cybersecurity processes to assess, identify and manage material risks from cybersecurity threats. These processes are based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and are designed to protect the integrity and security of our information systems. Our cybersecurity processes are a part of our risk management system, sharing governance processes and reporting structures with other components of our enterprise-

wide system. Our cybersecurity processes include security monitoring and threat hunting through a third-party managed vendor and mandatory, Company-wide employee training. Our cybersecurity processes also extend to the oversight and identification of risks associated with our vendors and customers if their computer systems interface with our information systems. Upon detection of a potentially material cybersecurity incident, such as the Previously Disclosed Cyber Incident, we activate our cyber incident procedure to investigate, contain and remediate the incident. Depending on the extent and severity of the incident, we have, and may in the future, engage third-party cybersecurity consultants to assist with our cyber incident procedure.

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
We have manufacturing and sales operations located in the United States, Mexico, China and Vietnam. The table below lists the locations and square footage of our operating facilities:

Location	Approx. Sq. Ft.	Type of Interest (Leased/Owned)	Description of Use
Corinth, Mississippi	350,000	Leased	Manufacturing and warehouse
El Paso, Texas	80,000	Leased	Shipping and warehouse
Fayetteville, Arkansas	105,000	Leased	Manufacturing and warehouse
Lowell, Arkansas	290,540	Leased	Manufacturing and warehouse
Oakdale, Minnesota	103,000	Leased	Manufacturing and warehouse
Spokane Valley, Washington	95,000	Leased	Sales, research, administration and manufacturing
Spokane Valley, Washington	36,000	Leased	Manufacturing
Total USA	1,059,540
Juarez, Mexico	193,000	Leased	Warehouse
Juarez, Mexico	174,000	Owned	Manufacturing and warehouse
Juarez, Mexico	115,000	Owned	Manufacturing and warehouse
Juarez, Mexico	103,000	Owned	Manufacturing and warehouse
Juarez, Mexico	72,000	Leased	Manufacturing and warehouse
Juarez, Mexico	66,000	Owned	Manufacturing and warehouse
Juarez, Mexico	60,000	Owned	Manufacturing and warehouse
Juarez, Mexico	116,000	Leased	Manufacturing and warehouse
Total Mexico	899,000
Shanghai, China	103,000	Leased	Manufacturing and warehouse
Total China	103,000
Da Nang, Vietnam	133,000	Leased	Manufacturing and warehouse
Total Vietnam	133,000
Grand Total	2,194,540
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
All our facilities are ISO certified to ISO 9001:2015 standard and meet Customs Trade Partnership against Terrorism (CTPAT) standards.
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

•The Fayetteville, Arkansas facility is additionally registered to AS9100D aviation, space and defense standard and has a certified ANSI/ESD S20.20 Electrostatic Discharge Control Program. All standards will be transferred to the new Springdale, Arkansas facility over the second quarter of fiscal year 2026.
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
Market Information
Our common stock is traded on the NASDAQ Global Market under the symbol “KTCC.” Quarterly high and low sales prices for our common stock for fiscal year 2025 and fiscal year 2024 were as follows:

	2025		2024
	High	Low	High	Low
First Quarter	$6.00	$3.70	$6.24	$4.32
Second Quarter	$6.03	$3.99	$4.50	$3.72
Third Quarter	$4.28	$2.56	$5.14	$4.04
Fourth Quarter	$3.13	$2.26	$4.85	$3.69
High and low stock prices are based on the daily sales prices reported by the NASDAQ Stock Market. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.
Holders and Dividends
As of June 28, 2025, we had 532 shareholders of common stock on record. As a result of our credit agreements, we are restricted from declaring or paying dividends in cash or stock without Bank of Montreal's prior written consent. We have not paid a cash dividend and do not anticipate payment of dividends in the foreseeable future.
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
Executive Summary
During the fourth quarter of fiscal year 2025, we continued to win new programs in pest control, personal protection, air purification, automotive, medical technology and utilities inspection equipment. We also announced a new manufacturing services contract with a large data processing OEM that will consign its material and components for new production in our Corinth, Mississippi manufacturing facility. We have never had a consigned program at this scale, which has the potential to ramp significantly during fiscal year 2026 and is estimated to eventually exceed $20 million in annual revenue.
We reported net sales of $467.9 million for fiscal year 2025, down 17.5 percent from $566.9 million for fiscal year 2024. The revenue in fiscal year 2025 was adversely impacted by the continued worldwide economic disruptions caused by the recent escalation and fluctuations in global tariffs, which caused business paralysis throughout much of the year and ultimately led to delays in new programs originally scheduled to ramp in the year. In addition, approximately $48 million of this decrease related to a reduction in scrap and component sales in fiscal year 2025, as certain large programs went end of life in 2024 and their final shipments of product, inventory, and any scrap were recorded at that time.
Key Tronic expects long-term growth and profitability despite revenue trends in fiscal year 2025. In order to better align costs with current customer demand and boost automation, the Company cut approximately 300 more jobs during the fourth quarter of fiscal year 2025, for a total net headcount reduction during fiscal year 2025 of approximately 600. These measures have improved competitiveness for new program bids, which have increased recently. To support its near-shoring and tariff mitigation strategies, Key Tronic is also expanding its manufacturing footprint, with a new US facility and added capacity in Vietnam.
For the first quarter of fiscal year 2026, we believe ongoing tariff-related concerns, global logistics problems, China-US political tensions and continued supply-chain concerns will continue to drive the favorable trend of contract manufacturing returning to North America, as well as to our expanding Vietnam facilities. We continue to see improvement across the metrics associated with business development, including an increase in the number of active quotes with prospective customers.

We aim to diversify our customer base by adding additional programs and customers. Our current customer relationships involve a variety of products including sheet metal fabrication, medical devices and components, water purification products, data processing equipment, utilities inspection, consumer security products, aerospace and defense products, recreational and outdoor equipment, and plastics.

Gross profit as a percentage of net sales was 7.8 percent in fiscal year 2025, up from 7.0 percent in 2024. During fiscal year 2025, the increase in gross margin is largely related to operational efficiencies gained from the reductions in workforce offset by the expenses incurred for the related severance. The level of gross margin is also impacted by product mix, timing of the startup of new programs, facility utilization, and pricing within the electronics industry and material costs, which can fluctuate significantly from quarter-to-quarter and year-to-year.
Operating income as a percentage of net sales for fiscal year 2025 was 0.1 percent compared to 1.2 percent for fiscal year 2024. In addition to the factors discussed above, this decrease is primarily related to approximately $1.8 million in adjustments for estimated collections from customers during 2025.

The net loss for fiscal year 2025 was $(8.3) million or $(0.77) per share, compared to a net loss of $(2.8) million or $(0.26) per share for fiscal year 2024. The net loss in 2025 is primarily related to reductions in demand, severance expenses incurred, and adjustments for estimated collections from customers.
We maintained a strong balance sheet with a current ratio of 2.5 and a debt-to-equity ratio of 0.90. Total cash provided by operating activities as defined on our cash flow statement was $18.9 million during fiscal year 2025, as we have continued to focus on optimizing inventory balances and reducing the days to collect accounts receivable. We believe we maintain sufficient liquidity for our expected future operations, dependent upon executing projected cash flows from operations and potentially adding additional credit capacities through refinancing current credit agreements or pursuing additional debt structures.
RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended June 28, 2025 with the Fiscal Year Ended June 29, 2024
The following table sets forth for the periods indicated certain items of the consolidated statements of income expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and Footnotes contained in this Annual Report on Form 10-K.

	Fiscal Year Ended
(in thousands)	June 28, 2025	% of net sales	June 29, 2024	% of net sales	$ change	% point change
Net sales	$467,871	100.0%	$566,942	100.0%	$(99,071)	—
Cost of sales	431,444	92.2	527,063	93.0	(95,619)	(0.8)
Gross profit	36,427	7.8	39,879	7.0	(3,452)	0.8
Operating expenses:
Research, development and engineering	9,163	2.0	8,333	1.5	830	0.5
Selling, general and administrative	26,702	5.7	25,219	4.4	1,483	1.3
Gain on insurance proceeds, net of losses	—	—	(431)	(0.1)	431	0.1
Total operating expenses	35,865	7.7	33,121	5.8	2,744	1.9
Operating income	562	0.1	6,758	1.2	(6,196)	(1.1)
Interest expense, net	12,523	2.7	11,945	2.1	578	0.6
Loss before income taxes	(11,961)	(2.6)	(5,187)	(0.9)	(6,774)	(1.7)
Income tax benefit	(3,643)	(0.8)	(2,400)	(0.4)	(1,243)	(0.4)
Net Loss	$(8,318)	(1.8)%	$(2,787)	(0.5)%	$(5,531)	(1.3)
Effective income tax rate	30.5%		46.3%

Net Sales
Net sales decreased $99.1 million from the prior fiscal year. Approximately $48 million of this decrease related to a reduction in scrap and component sales in fiscal year 2025, as certain large programs went end of life in 2024 and their final shipments of product, inventory, and any scrap were recorded at that time. Additionally, worldwide economic disruptions caused by the recent escalation and fluctuations in global tariffs led to disruptions throughout the year and ultimately led to delays in new programs originally scheduled to ramp in the year.
The following table shows the revenue by industry sectors as a percentage of revenue for fiscal years 2025 and 2024:

	Fiscal Year Ended
	June 28, 2025	June 29, 2024
Industrial	52	46
Consumer	38	45
Communication	6	4
Medical	3	3
Gaming	—	1
Transportation	1	1
Total	100%	100%

We provide services to customers in a number of industries and produce a variety of products for our customers in each industry. Key Tronic does not target any particular industry, but rather seeks to find programs that strategically fit our vertical manufacturing capabilities. As a result, we expect to continue to see a change in the industry concentrations of our revenue over time.
Sales to foreign locations represented 21.2 percent and 22.5 percent of our total net sales in fiscal years 2025 and 2024, respectively.
Cost of Sales
Total cost of sales as a percentage of net sales was 92.2 percent in fiscal year 2025 and 93.0 percent in fiscal year 2024.
We record our inventories at net realizable value based on specific identification of inventory against current demand and recent usage. We also consider our customers' ability to pay for inventory and whether or not there is a lead-time assurance agreement for a specific program. The amounts charged to expense for these inventories were approximately $0.1 million and $0.3 million in fiscal years 2025 and 2024, respectively.
We provide warranties on certain products we sell and estimate warranty costs based on historical experience and anticipated product returns. Warranty expense is related to workmanship claims. The amounts charged to expense are determined based on an estimate of warranty exposure. The net warranty expense was approximately $0.0 million and $0.3 million in fiscal years 2025 and 2024, respectively.
Gross Profit
Gross profit as a percentage of net sales was 7.8 percent in fiscal year 2025 and 7.0 percent in fiscal year 2024. During fiscal year 2025, the increase in gross margin was primarily driven by cost reductions and strategic headcount reductions implemented in prior quarters, partially offset by the related severance expenses.
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
Research, Development and Engineering
Research, development and engineering expenses (RD&E) consist principally of employee related costs, third-party development costs, program materials, depreciation, and allocated information technology and facilities costs. Total RD&E expenses were $9.2 million and $8.3 million in fiscal years 2025 and 2024, respectively. Total RD&E expenses as a percent of net sales was 2.0 percent in fiscal year 2025 and 1.5 percent in fiscal year 2024.
Selling, General and Administrative
Selling, general, and administrative expenses (SG&A) consist principally of salaries and benefits, advertising and marketing programs, sales commissions, travel expenses, provision for credit losses, facilities costs, and professional services. Total SG&A expenses were $26.7 million and $25.2 million in fiscal years 2025 and 2024, respectively. Total SG&A expenses as a percent of net sales were 5.7 percent and 4.4 percent in fiscal years 2025 and 2024, respectively. This increase is largely attributable to approximately $1.8 million in adjustments for estimated collections from customers.

Interest Expense
We had net interest expense of $12.5 million and $11.9 million in fiscal years 2025 and 2024, respectively. This increase is largely attributable to the write-off in the second quarter of fiscal year 2025 of approximately $1.0 million of unamortized loan fees related to refinancing our debt, partially offset by a reduction in maturing equipment leases and a lower average revolving credit loan balance.
Income Tax Provision
We had income tax benefits of approximately $3.6 million during fiscal year 2025 and $2.4 million during fiscal year 2024. The income tax benefit recognized during both fiscal years 2025 and 2024 was primarily a function of U.S. and foreign taxes recognized at statutory rates, the net benefit associated with federal research and development tax credits, and the change in deferred tax liability related to future distributions from China in fiscal year 2025.

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

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States (GAAP), we use certain non-GAAP financial measures, adjusted net loss and adjusted net loss per share, diluted. Beginning with the full year of fiscal year 2024, we provide these non-GAAP financial measures because we believe they provide greater transparency related to our core operations and represent supplemental information used by management in its financial and operational decision making. We exclude (or include) certain items in our non-GAAP financial measures as we believe the net result is a measure of our core business. We believe this facilitates operating performance comparisons from period to period by eliminating potential differences caused by the existence and timing of certain income and expense items that would not otherwise be apparent on a GAAP basis. Non-GAAP performance measures should be considered in addition to, and not as a substitute for, results prepared in accordance with GAAP. The non-GAAP financial measures disclosed below should be read in conjunction with the remainder of this Annual Report on Form 10-K, including the consolidated financial statements and footnotes thereto. Our non-GAAP financial measures may be different from those reported by other companies. See the table below for reconciliations of adjusted net loss to the most directly comparable GAAP measure, which are GAAP net loss and the computation of adjusted net loss per share, diluted.

	Twelve Months Ended
(in thousands, except per share amounts)	June 28, 2025	June 29, 2024
GAAP net loss	$(8,318)	$(2,787)
Cybersecurity expenses	—	2,340
Severance expenses	2,908	1,743
Gain on insurance proceeds (net of losses)	—	(431)
Stock-based compensation expense	218	(444)
Write-off of unamortized loan fees	1,012	—
Income tax effect of non-GAAP adjustments (1)	(828)	(642)
Adjusted net loss:	$(5,008)	$(221)

Adjusted net loss per share — non-GAAP Diluted	$(0.47)	$(0.02)
Weighted average shares outstanding — Diluted	10,762	10,762

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
Foreign sales (based on shipping instructions) from our worldwide operations, including domestic exports, were $99.3 million and $127.6 million in fiscal years 2025 and 2024, respectively. Products and manufacturing services provided by our subsidiary operations are often shipped to customers directly by the parent company.
RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended June 29, 2024 with the Fiscal Year Ended July 1, 2023
To review the results of operations comparison of the fiscal year ended June 29, 2024 with the fiscal year ended July 1, 2023 please refer to our Annual Report on Form 10-K filed October 15, 2024 with the Securities and Exchange Commission or follow the link below.
https://www.sec.gov/ix?doc=/Archives/edgar/data/719733/000071973324000113/ktcc-20240629.htm

Capital Resources and Liquidity
Operating Cash Flow
Net cash provided by operating activities for fiscal year 2025 was $18.9 million compared to net cash provided by operating activities of $13.8 million in fiscal year 2024. The additional cash provided in fiscal year 2025 was due to a focus on collecting accounts receivable faster and working down inventory balances to be in line with current revenue levels.
The $18.9 million of net cash provided by operating activities during fiscal year 2025 is primarily related to $8.3 million of net loss adjusted for $9.6 million of depreciation and amortization, $32.4 million decrease in accounts receivable, a $7.7 million decrease in inventory, a $3.8 million decrease in contract assets, and a $1.6 million increase in accrued compensation and vacation partially offset by a $15.7 million decrease in accounts payable, a $10.5 million increase in other assets and a $3.6 million decrease in other liabilities.
The $13.8 million of net cash provided by operating activities during fiscal year 2024 was primarily related to $2.8 million of net loss adjusted for $11.0 million of depreciation and amortization, an $15.8 million decrease in accounts receivable, a $32.5 million decrease in inventory, an $8.7 million decrease in contract assets partially offset by a $36.5 million decrease in accounts payable, a $2.9 million decrease in accrued compensation and vacation, and an $8.1 million decrease in other liabilities.
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
Investing Cash Flow
Cash flows used in investing activities were $4.2 million for fiscal year 2025 and $2.1 million in fiscal year 2024. Our primary use of cash in investing activities during fiscal years 2025 and 2024 was purchasing equipment to support production for new programs. During fiscal year 2024, there was a source of cash provided by investing activities from insurance claims paid for replacing equipment and facility repairs in our Arkansas facility related to a lightning strike and water damage.
Leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan.

Financing Cash Flow
Cash flows used in financing activities were $18.1 million in fiscal year 2025 and $10.5 million in fiscal year 2024. Our primary financing activities during both fiscal year 2025 and fiscal year 2024 were borrowings and repayments under our asset-based revolving line of credit facility with Bank of Montreal, our Prior Credit Facility with Bank of America, and term loans. In fiscal year 2025, there was a significantly higher percentage of repayments against the borrowings on the revolving line of credit.
Our cash requirements are affected by the level of current operations and new programs. We believe that projected cash from operations, funds available under the revolving credit facility and potential additional debt capacity will be sufficient to meet our working and fixed capital requirements for at least twelve months beyond issuance of our financial statements, and our current asset-based senior secured revolving credit facility does not mature until December 3, 2025. The Company further notes projected cash from operations is projected to improve in the coming quarters as supply chain availability will boost additional inventory turns and existing inventory is consumed by fulfilling customer backlog. As of June 28, 2025, we had approximately $1.4 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of June 28, 2025 would approximate $14,000.
The Company also has approximately $26.4 million of foreign earnings that have not been repatriated to the U.S. of that amount, the Company estimates that $2.9 million is to be repatriated in the future, requiring foreign withholding taxes of $0.3 million that is currently accrued in our deferred tax liabilities. The remaining $23.5 million is considered to be permanently reinvested in Mexico and Vietnam. If these amounts were required to be repatriated, it would result in no foreign withholding taxes payable.
We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in Note 5 “Income Taxes” of the “Notes to Consolidated Financial Statements”.
Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of business, we enter into contracts which obligate us to make payments in the future. We have certain contractual obligations that extend beyond fiscal year 2025 under lease obligations and debt arrangements.
As of June 28, 2025, we had open purchase order commitments for materials and other supplies. Actual needs under these blanket purchase orders fluctuate with our manufacturing levels and as such cannot be broken out between fiscal years. In addition, we have contracts with many of our customers that minimize our exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with our suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations. We do not use off-balance sheet financing techniques other than traditional operating leases, and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries.
For a summary of our lease obligations as of June 28, 2025, please refer to Note 13 “Leases” of the “Notes to Consolidated Financial Statements”.
For a summary of our long-term debt obligations as of June 28, 2025, please refer to Note 4 “Long-Term Debt” of the “Notes to Consolidated Financial Statements”.

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

Allowance for Credit Losses
We value our accounts receivable net of an allowance for credit losses. As of June 28, 2025, the allowance for credit losses was approximately $3.5 million. As of June 29, 2024, the allowance for credit losses was approximately $2.9 million. This allowance is based on estimates of the portion of accounts receivable that may not be collected in the future, and the increase during fiscal year 2025 relates to ongoing revisions to this estimated amount. The estimates used are based on specific identification of potentially uncollectible accounts as well as a general calculation based on the company's collection history. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility, line of credit facility, and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with SOFR rates. The interest rates applicable to our asset-based secured line of credit facility fluctuate with Iterbancaria de Equilibrio Interest Rate. There was outstanding $67.9 million in borrowings under our asset-based senior secured revolving credit facility, MXN61 million ($3.3 million USD) outstanding in borrowing under our line of credit, and outstanding on our equipment financing facilities as of June 28, 2025.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” in this Annual Report on Form 10-K and Note 4 “Long-Term Debt” of the “Notes to Consolidated Financial Statements” for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. From time to time, we use Mexican Peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican Peso denominated expenses. There was $12.9 million of foreign currency forward contracts outstanding as of June 28, 2025. See Note 9 - “Derivative Financial Instruments” to the Notes to Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Key Tronic Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Key Tronic Corporation (the ”Company”) as of June 28, 2025 and June 29, 2024, the related consolidated statements of operations, comprehensive loss, cash flows, and shareholders’ equity for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 28, 2025 and June 29, 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As described in Notes 1 and 12 to the consolidated financial statements, the Company reported revenue of $468 million for the year ended June 28, 2025, of which $443 million related to revenue recognized over time. The Company has determined that for the majority of its contracts, the Company is manufacturing products for which there is no alternative use due to the unique nature of the customer-specific product, intellectual property, and other contract restrictions. The Company has an enforceable right to payment including a reasonable profit for performance completed to date with respect to these contracts. As a result, revenue is recognized under these contracts over-time based on the input cost-to-cost method as it better depicts the transfer of control. This input method is based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation.

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

•Comparing margins realized to trending historic margins and comparing total manufacturing services revenue recognized to an independent expectation of manufacturing services revenue.

•Performing cutoff procedures to test that revenue transactions were recorded in the appropriate period.

/s/ Baker Tilly US, LLP

Seattle, Washington
September 16, 2025

We have served as the Company’s auditor since 2021.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 28, 2025	June 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,384	$4,752
Trade receivables, net of credit losses of $3,479 and $2,918	96,142	132,559
Contract assets	17,409	21,250
Inventories	97,321	105,099
Other, net of credit losses of $1,463 and $1,679	21,917	24,739
Total current assets	234,173	288,399
Property, plant and equipment, net	27,727	28,806
Operating lease right-of-use assets, net	11,347	15,416
Other assets:
Deferred income tax asset	23,397	17,376
Other, net of credit losses of $500 and $0	19,230	5,346
Total other assets	42,627	22,722
Total assets	$315,874	$355,343
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,725	$79,394
Accrued compensation and vacation	8,157	6,510
Current portion of long-term debt	6,215	3,123
Other	13,894	15,149
Total current liabilities	91,991	104,176
Long-term liabilities:
Long-term debt, net	98,936	116,383
Operating lease liabilities	6,859	10,312
Deferred income tax liability	—	263
Other long-term obligations	954	219
Total long-term liabilities	106,749	127,177
Total liabilities	198,740	231,353
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,762 and 10,762 shares, respectively	47,502	47,284
Retained earnings	68,603	76,921
Accumulated other comprehensive income (loss)	1,029	(215)
Total shareholders’ equity	117,134	123,990
Total liabilities and shareholders’ equity	$315,874	$355,343
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 28, 2025	June 29, 2024
Net sales	$467,871	$566,942
Cost of sales	431,444	527,063
Gross profit	36,427	39,879
Research, development and engineering expenses	9,163	8,333
Selling, general and administrative expenses	26,702	25,219
Gain on insurance proceeds, net of losses	—	(431)
Total operating expenses	35,865	33,121
Operating income	562	6,758
Interest expense, net	12,523	11,945
Loss before income taxes	(11,961)	(5,187)
Income tax benefit	(3,643)	(2,400)
Net loss	$(8,318)	$(2,787)
Net loss per share — Basic	$(0.77)	$(0.26)
Weighted average shares outstanding — Basic	10,762	10,762
Net loss per share — Diluted	$(0.77)	$(0.26)
Weighted average shares outstanding — Diluted	10,762	10,762
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended
	June 28, 2025	June 29, 2024
Comprehensive loss:
Net loss	$(8,318)	$(2,787)
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	1,244	(118)
Comprehensive loss	$(7,074)	$(2,905)

Other comprehensive loss for fiscal years 2025 and 2024 is reflected net of tax provision (benefit) of approximately $0.4 million and $(0.1) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Fiscal Year Ended
	June 28, 2025	June 29, 2024
Operating activities:
Net loss	$(8,318)	$(2,787)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	9,599	11,038
Amortization of interest rate swap	—	97
Amortization of deferred loan costs	1,553	339
Noncash lease expense	4,853	5,663
Inventory write-down to net realizable value	98	322
Provision for warranty	17	320
Provision for credit losses	1,805	(84)
Gain on disposal of assets	(42)	(32)
Gain on insurance proceeds, net of losses	—	(431)
Share-based compensation expense	218	(444)
Deferred income taxes	(6,647)	(5,132)
Noncash accrued compensation benefit	—	(3,925)
Changes in operating assets and liabilities
Trade receivables	32,408	15,818
Contract assets	3,836	8,656
Inventories	7,680	32,490
Other assets	(10,461)	(587)
Accounts payable	(15,669)	(36,505)
Accrued compensation and vacation	1,647	(2,917)
Other liabilities	(3,648)	(8,123)
Cash provided by operating activities	18,929	13,776
Investing activities:
Purchases of property and equipment	(4,095)	(3,958)
Proceeds from sale of fixed assets	40	—
Prepayments on finance lease obligations	(144)	—
Proceeds from insurance	—	1,850
Cash used in investing activities	(4,199)	(2,108)
Financing activities:
Payment of financing costs	(2,973)	(807)
Proceeds from issuance of long term debt	33,273	1,178
Repayments of long-term debt	(4,776)	(2,977)
Borrowings under revolving credit agreement	382,968	521,088
Repayments of revolving credit agreement	(424,367)	(523,931)
Principal payments on finance leases	(2,223)	(5,070)
Cash used in financing activities	(18,098)	(10,519)
Net increase (decrease) in cash and cash equivalents	(3,368)	1,149
Cash and cash equivalents, beginning of period	4,752	3,603
Cash and cash equivalents, end of period	$1,384	$4,752
Supplemental cash flow information:
Interest payments	$11,067	$10,269
Income tax payments, net of refunds	$989	$2,402
ASC 326 opening balance sheet adjustment	$—	$3,278
Recognition of operating lease liabilities and right-of-use assets	$784	$4,877
Recognition of financing lease liabilities and right-of-use assets	$1,374	$—
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, July 1, 2023	10,762	$47,728	$82,986	$(97)	$130,617
Net loss	—	—	(2,787)	—	(2,787)
CECL opening balance sheet adjustment, net of tax	—	—	(3,278)	—	(3,278)
Unrealized loss on hedging instruments, net of tax	—	—	—	(118)	(118)
Share-based compensation	—	(444)	—	—	(444)
Balances, June 29, 2024	10,762	$47,284	$76,921	$(215)	$123,990
Net loss		—	(8,318)	—	(8,318)
Unrealized gain on hedging instruments, net of tax	—	—	—	1,244	1,244
Share-based compensation	—	218	—	—	218
Balances, June 28, 2025	10,762	$47,502	$68,603	$1,029	$117,134
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
Liquidity
Historically, due to the timing between the procurement of raw materials, production cycle and payment from our customers, we have financed operations and met our capital expenditure requirements primarily through cash flows provided by operations and borrowings under our credit facilities. We generated operating income and net loss of $0.6 million and $(8.3) million respectively, during the 12-month period ended June 28, 2025 and have positive working capital of $142.2 million as of June 28, 2025. Due to the timing between the procurement of raw materials, production cycle and payment from our customers, we have relied on borrowings on our credit facilities to fund operations during fiscal year 2025. Based on current projections, we anticipate generating cash from operations as revenue increases in the first half of fiscal year 2026.
As of June 28, 2025, we have $25.0 million of additional borrowing capacity on our credit facility, which matures on December 3, 2029. If we are unable to meet projected operating results or extend our borrowing capacity, we may need to delay the purchase of raw materials or require our customers to fund inventory raw material costs ahead of production. Other options to increase our liquidity include factoring receivables or leveraging foreign owned assets for additional borrowing capacity. We believe that projected cash from operations, funds available under our asset-based revolving credit facility and additional financing options will be sufficient to meet our working and fixed capital requirements for at least the next 12 months.
Reclassifications
Certain prior period reclassifications were made to conform with the current period presentation. These reclassifications had no effect on reported income, comprehensive loss, cash flows, total assets, or shareholders' equity as previously reported.
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
Allowance for Credit Losses
The Company evaluates the collectability of accounts receivable, contract assets, and other recoverable costs and records an allowance for credit losses, which reduces these assets to an amount that management reasonably estimates will be collected. A specific allowance is recorded against receivables considered to be impaired based on the Company’s knowledge of the financial condition of the customer, and a general allowance is calculated and applied to remaining assets based on the Company's historical collection experience. In determining the amount of the allowance, the Company considers several factors including the aging of the receivables, the current business environment and historical experience. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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
Derivative Instruments and Hedging Activities
The Company has previously entered into foreign currency forward contracts and an interest rate swap which are accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI) and is reclassified into earnings in the same period in which the underlying hedged transaction affects earnings. The derivative’s effectiveness represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. As of June 28, 2025, the Company had outstanding foreign currency forward contracts with a notional amount of $12.9 million.
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, current liabilities, and non-current operating lease liability are reflected on the balance sheets at June 28, 2025 and June 29, 2024, reasonably approximate their fair value. The Company had an outstanding balance on its lines of credit of $71.2 million as of June 28, 2025, and $112.6 million as of June 29, 2024, with a carrying value that reasonably approximates the fair value. The Company had an outstanding balance on its foreign term loan of MXN18.9 million ($1.0 million USD) as of June 28, 2025, and MXN40.5 million ($2.2 million USD) as of June 29, 2024, with a carrying value that reasonably approximates the fair value. The domestic equipment term loans were $9.0 million as of June 28, 2025, and $5.8 million as of June 29, 2024, with a carrying value that reasonably approximates the fair value.
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
Newly Adopted and Recent Accounting Pronouncements
On November 4, 2024 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The ASU requires entities to disclose in the notes to the financial statements specified information about certain costs and expenses. Subsequently, the FASB issued ASU 2025-01 which clarifies the effective date of ASU 2024-03 for public business entities. The ASU applies to the Company’s annual reporting period beginning in fiscal year 2028 and interim reporting periods beginning in fiscal year 2029.The Company does not anticipate early adoption of the new disclosure standard.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires public entities to disclose information about their reportable segments' oversight and significant expenses on an interim and annual basis. The ASU is effective for the annual reporting period beginning in fiscal year 2025 and for interim periods beginning in fiscal year 2026. Early adoption is permitted. The Company adopted the standard during the year ended June 28, 2025. See Note 11 to the consolidated financial statements included within this report for more information on the increased disclosure for the Company's single reportable segment.

Fiscal Year
The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2025 and 2024 ended on June 28, 2025 and June 29, 2024, respectively. Fiscal years 2024 and 2025 were 52 week years.

2. INVENTORIES
Inventory as of June 28, 2025 is $97.3 million compared to $105.1 million as of June 29, 2024. The components of inventories consist of the following (in thousands):

	June 28, 2025	June 29, 2024
	(in thousands)
Raw materials and supplies	$75,429	$80,570
Work-in-process	21,892	24,529
Inventories	$97,321	$105,099

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	Life	June 28, 2025	June 29, 2024
	(in years)	(in thousands)
Land	—	$4,034	$4,034
Buildings and improvements	3 to 30	29,276	27,821
Equipment	1 to 10	94,140	80,049
Furniture and fixtures	3 to 5	7,238	6,660
Total property, plant and equipment		134,688	118,564
Accumulated depreciation		(106,961)	(89,758)
Property, plant and equipment, net		$27,727	$28,806

	Fiscal Year Ended
	June 28, 2025	June 29, 2024
	(in thousands)
Depreciation expense	$5,200	$5,270

4. LONG-TERM DEBT
Debt consists of the following:

	Maturity Date	Interest Rate	June 28, 2025	June 29, 2024
			(in thousands)
Asset-based senior secured revolving credit facility (1)	December 3, 2029	7.4%	$67,900	$107,149
Domestic term loan - Callodine (2)	December 3, 2029	11.5%	26,500	—
Foreign line of credit (3)	December 11, 2026	11.8%	3,253	5,403
Domestic term loan - Balboa (4)	September 19, 2030	6% to 8%	3,702	4,535
Foreign term loan - Banorte (5)	April 24, 2026	5.5%	1,000	2,200
Domestic term loan - Bank of America (6)	August 14, 2025	4.9%	—	1,277
Domestic term loan - Avtech 8 (7)	October 31, 2028	13.6%	278	—
Domestic term loan - Avtech 9 (8)	June 30, 2028	11.7%	4,996	—
Total debt			107,629	120,564
Less: current portion of debt			(6,215)	(3,123)
Less: unamortized financing costs			(2,478)	(1,059)
Long-term debt, net			$98,936	$116,382

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
Generally, under the Credit Agreement and at the Company’s option: (i) each SOFR Loan shall bear interest at a rate per annum equal to Adjusted Term SOFR (Term SOFR plus 0.10%, subject to a floor of 0.00%) plus an applicable margin of 2.50% to 3.00%, depending on the availability of borrowing amounts under the Credit Agreement; and (ii) each Base Rate Loan, Swing Line Loan or other Obligation shall bear interest at a rate per annum equal to the Base Rate (subject to a floor of 1.00%) plus an applicable margin of 1.50% to 2.00%, depending on the availability of borrowing amounts under the Credit Agreement. As of June 28, 2025, the applicable margin was 2.75% for SOFR Loans and 1.75% for Base Rate Loans. If there is an event of default under the Credit Agreement, all loans and other obligations may bear interest at a rate of an additional 2.00% on the otherwise applicable interest rates. In addition to the applicable interest rates, the Company is required to pay a fee of 0.2% per annum on the unused portion of the Credit Facility, monthly in arrears. Availability on the line of credit is generally determined based on eligible inventory and accounts receivable balances.
On May 13, 2025, the Company entered into a first amendment and limited waiver to the Credit Agreement. The amendment waived an existing event of cross-default created by an event of default under the Term Loan as defined and discussed in footnote (2) below. The amendment also adds an additional reporting requirement.
Proceeds from the Credit Facility and the Term Loan discussed below were used to pay-off the Company's prior loan and security agreement, as amended, with Bank of America, N.A. (with the related credit facility, the "Prior Credit Facility") in the amount of $99.7 million, as well as its outstanding equipment term loan, and financing costs related to the Credit Agreement. The Term Loan, may also be used to pay-off certain other existing debt, to issue letters of credit, and for other business purposes, including working capital needs. As of June 28, 2025, the Company had an outstanding balance under the asset-based revolving credit facility of $67.9 million, $0.4 million in outstanding letters of credit and $25.0 million available for future borrowings.
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
On May 13, 2025, the Company entered into a first amendment and limited waiver to the Term Loan. The amendment waived an existing event of default relating to non-compliance with minimum required earnings before interest, depreciation, amortization, and other adjustments for the period ending March 29, 2025. The amendment permanently adds an additional reporting requirement, and requires minimum earnings before interest, taxes, depreciation, amortization, and other adjustments only if average daily availability for the applicable fiscal quarter is less than 12.5% of the combined borrowing base.
(3) On December 11, 2023, the Company entered into a loan agreement in Mexican peso with Banorte Financial Group. The agreement provides for a three-year secured line of credit up to MXN100 million, subject to the Company’s borrowing base, maturing on December 11, 2026. The credit facility bears interest at Iterbancario de Equilibrio Interest Rate plus 2.75%, and as of June 28, 2025, was 11.8%. As of June 28, 2025, the Company had an outstanding balance under the revolving credit facility of MXN61 million ($3.25 million USD) and MXN39 million ($1.67 million USD) available for future borrowings.
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
(7) On May 1, 2025, the Company entered into a $4.0 million equipment financing facility related to new manufacturing equipment that bears interest at 13.56% and matures on October 31, 2028. Under this loan agreement, equal quarterly payments of $383,679 will commence when the full amount of the facility is drawn and will continue through the maturity of the equipment financing facility on October 31, 2028.
(8) On March 6, 2025, the Company entered into a $5.0 million equipment financing facility related to the Company’s existing manufacturing equipment that bears interest at 11.71% and matures on June 30, 2028. Under this loan agreement, equal quarterly payments of $464,361 commenced on July 15, 2025 and will continue through the maturity of the equipment financing facility on June 30, 2028.

Debt maturities as of June 28, 2025 for the next four years are as follows (in thousands):

Fiscal Years Ending	Amount
2026	$6,215
2027	8,828
2028	6,337
2029	3,792
2030 - Thereafter	$82,457
Total debt	$107,629
Unamortized financing costs	(2,478)
Long-term debt, net of unamortized financing costs	$105,151
The Company must comply with certain financial covenants, including average and daily availability and, if triggered, earnings before interest, taxes, depreciation, amortization and other adjustments and a fixed charge coverage ratio covenant will apply. The credit agreement requires the Company to grant certain inspection rights to Bank of Montreal, limit or restrict the Company’s cash management; limit or restrict the ability of the Company to incur additional liens, make acquisitions or investments, incur additional indebtedness, engage in mergers, consolidations, liquidations, dissolutions, or dispositions, pay dividends or other restricted payments, prepay certain indebtedness, engage in transactions with affiliates, and use proceeds. As of June 28, 2025, the Company was in compliance with all applicable financial covenants. On May 13, 2025, the Company executed a first amendment and limited waiver to the Term Loan which waived an existing event of default as of that date. Also on May 13, 2025, the Company executed a first amendment and limited waiver to the Credit Agreement which waived an existing event of cross-default as of that date.
5. INCOME TAXES
Income tax benefit consists of the following:

	Fiscal Year Ended
	June 28, 2025	June 29, 2024
	(in thousands)
Current income tax provision (benefit):
United States	$112	$263
Foreign	2,841	1,451
	2,953	1,714
Deferred income tax provision (benefit):
United States	(5,546)	(4,322)
Foreign	(1,050)	208
	(6,596)	(4,114)
Total income tax benefit	$(3,643)	$(2,400)
The Company has gross tax credit carryforwards of approximately $11.1 million at June 28, 2025 consisting of federal research and development (R&D) tax credits.
Management has reviewed all deferred tax assets for purposes of determining whether a valuation allowance may be required. A valuation allowance against deferred tax assets is required if it is more likely than not that some of the deferred tax assets will not be realized. In spite of the Company’s current cumulative loss position before nonrecurring items such as cyber losses and restructuring costs, based upon the Company’s historical profitability and forecasted income, management determined that it is more likely than not that the deferred tax assets will be realized. The Company’s largest deferred tax assets are federal research and development tax credits, deferred research and development expenses, and interest expense deduction carryforwards. Company forecasts show that the credits will be utilized within the expiration period. Deferred research and development expenses will be deductible in fiscal year 2026 under the One Big Beautiful Bill Act. Interest expense deduction carryforwards, which never expire and carry forward indefinitely, are projected to be utilized in future periods as profitability increases and interest expense decreases. Profitability is forecasted in the coming years due to the nonrecurrence of significant expense items in recent years such as cyber losses and restructuring costs, the future cost benefits associated with the restructuring costs, and significant income and increased margins from multiple new customers. The Company has closely monitored the realizability of deferred tax assets, tracking book income, permanent differences, and nonrecurring items while projecting future utilization of deferred tax assets, and will continue to do so as future actual results are compared to forecasted results.

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

After the end of fiscal year 2025, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes several tax related provisions that may impact the Company beginning in fiscal year 2026. The Company is still evaluating the implications, and it is expected that these tax law changes will mitigate federal income taxes payable, but it is not expected to materially impact the Company’s overall tax position and effective tax rate.

The 2017 Tax Cuts and Jobs Act (TCJA) mandated that, for tax years after fiscal year 2022, certain costs incurred for research and development (R&D) activities would no longer be allowed for immediate deduction but would be capitalized and amortized over 5 years (for R&D activities performed domestically) or 15 years (for R&D activities performed abroad). The Company began capitalizing and amortizing such costs in fiscal year 2023, resulting in an increase to income taxes payable that was largely offset by the utilization of R&D credit carryovers. However, one aspect of the OBBBA is to eliminate the capitalization requirement and the Company expects to expense any unamortized capitalized R&D costs in fiscal year 2026.

In future years, repatriations of cash will generally be tax-free in the U.S. However, withholding taxes in China may still apply to any such future repatriations. In the fourth quarter of fiscal year 2025, Management changed its indefinite investment assertions relating to the portion of accumulated earnings and profits in China that may be repatriated in the future and updated its deferred tax liability based on the withholding tax expected in connection with future repatriation. Accordingly, management estimates that future repatriations of cash from China may result in approximately $0.3 million of withholding tax. There would be no offsetting foreign tax credits in the U.S. and as such, this potential liability is a direct cost associated with actual repatriations. Withholding taxes will not apply to future repatriations from Mexico or Vietnam.
The Company expects to repatriate approximately $2.9 million from China, in the future. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.

The Company’s effective tax rate differs from the federal tax rate as follows:

	Fiscal Year Ended
	June 28, 2025	June 29, 2024
	(in thousands)
Federal income tax provision at statutory rates	$(2,512)	$(1,089)
State income taxes, net of federal tax effect	(264)	(145)
Foreign tax rate differences	284	(71)
Effect of income tax credits	(569)	(929)
Previously unrecognized tax benefits	—	(232)
Inflation adjustments	115	132
Deferred income tax on unremitted foreign earnings	(474)	39
Global Intangible Low-Taxed Income (GILTI) tax	—	53
Provision to return reconciliation	(44)	(68)
Equity compensation shortfall	33	51
Foreign exchange gains/losses unrealized for tax purposes	(204)	(126)
Other	(8)	(15)
Income tax benefit	$(3,643)	$(2,400)

The domestic and foreign components of loss before income taxes were:

	Fiscal Year Ended
	June 28, 2025	June 29, 2024
	(in thousands)
Domestic	$(19,691)	$(13,539)
Foreign	7,730	8,352
Loss before income taxes	$(11,961)	$(5,187)

Deferred income tax assets and liabilities consist of the following at:

	June 28, 2025	June 29, 2024
	(in thousands)
Deferred tax assets:
Tax credit carryforwards, net	$8,121	$7,544
Inventory	240	252
Identifiable intangibles	185	247
Accruals	2,764	2,340
Property, plant, and equipment	13	—
ASC 606 deferred costs	2,803	3,852
Lease liabilities	2,721	3,542
Interest expense deduction carryforward	5,362	2,765
Research and development expenses	7,818	6,042
Other	389	505
Deferred income tax assets	$30,416	$27,089
Deferred tax liabilities:
Accrued withholding tax - unremitted earnings	$(287)	$(796)
Property, plant, and equipment	—	(127)
Right-of-use assets	(2,737)	(3,609)
Tax capital lease liabilities	(504)	(764)
ASC 606 accelerated revenue	(2,826)	(3,882)
Other	(665)	(798)
Deferred income tax liabilities	$(7,019)	$(9,976)
Net deferred income tax assets	$23,397	$17,113
Balance sheet caption reported in:
Long-term deferred income tax asset	$23,397	$17,376
Long-term deferred income tax liability	—	(263)
Net deferred income tax asset	$23,397	$17,113
Uncertain Tax Positions:
The Company has R&D tax credits that approximate $11.1 million that have 20-year carryforwards before expiring. The Company’s R&D tax credits expire in various fiscal years from 2033 to 2045.
As of June 28, 2025, the Company had unrecognized tax benefits of $3.0 million related to its gross R&D tax credits. The unrecognized tax benefits relate to certain R&D tax credits generated from 2005 to 2025.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	June 28, 2025	June 29, 2024
	(in thousands)
Beginning balance	$2,899	$3,028
Additions based on tax positions related to the current year	80	110
Adjustment to prior year tax positions & amended tax returns	(16)	(7)
Lapse of statute of limitations	—	(232)
Ending balance	$2,963	$2,899
The $3.0 million of unrecognized tax benefits at the end of fiscal year 2025, if recognized, would reduce the effective tax rate. Management does not anticipate any material changes to this amount during the next 12 months.
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
6. EARNINGS PER SHARE
Basic earnings per share (EPS) is calculated by dividing net loss (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by including both the weighted-average number of shares outstanding and any dilutive common share equivalents in the denominator. The following table presents a reconciliation of the denominator and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period:

	Fiscal Year Ended (in thousands, except per share information)
	June 28, 2025	June 29, 2024
Net loss	$(8,318)	$(2,787)

Weighted average shares outstanding—basic	10,762	10,762
Effect of dilutive common stock awards	—	—
Weighted average shares outstanding—diluted	10,762	10,762
Net loss per share—basic	$(0.77)	$(0.26)
Net loss per share—diluted	$(0.77)	$(0.26)
Antidilutive stock-based awards not included in diluted earnings per share	11	515

7. STOCK-BASED COMPENSATION AND BENEFIT PLANS
The Company’s 2024 Incentive Plan provides for equity and liability awards to employees and non-employee directors with service and performance vesting conditions in the form of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock-based or cash-based awards. The 2024 Incentive Plan replaced the previous 2010 Incentive Plan, which provided for similar awards, and expired on October 24, 2024. At June 28, 2025, 1,596,135 shares were available for grant from the 2024 Incentive Plan. New shares of common stock are issued upon the exercise of SARs or when vesting conditions on restricted stock units are fully satisfied. Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period, and is recorded as employee compensation expense in cost of goods sold, research, development and engineering, and selling, general and administrative expenses. Share-based compensation is recognized only for those awards that are expected to vest. For SARs awards forfeitures are estimated at the date of grant based on historical experience and future expectations. Due to a lack of historical experience and a different grant pool than SARs, forfeitures for restricted stock units are accounted for prospectively as they occur.
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

	SARs	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, July 1, 2023	626,250	$—	$6.41	2.2
SARs forfeited	(137,500)		6.9
SARs expired	(101,250)		8.17
Balance, June 30, 2024	387,500	$—	5.78	1.8
SARs forfeited	(136,250)		7.17
SARs expired	(115,000)		4.93
Balance, June 28, 2025	136,250	$—	$5.10	2.1
Exercisable at June 28, 2025	—	—	—	—
The Black-Scholes option valuation model is used by the Company for estimating the fair value of SARs. Option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. Changes in these assumptions can materially affect the fair value estimates. There were no SARs granted during fiscal years ended June 28, 2025 and June 29, 2024.
Share-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. Total SARs expense recognized during fiscal years ended June 28, 2025 and June 29, 2024 was approximately $(141,000) and $(400,000), respectively
There were no SARs exercised during fiscal years ended June 28, 2025 or June 29, 2024.
As of June 28, 2025, there is no unrecognized compensation expense for SARs awards due to unachieved performance.
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
The Company granted 329,457 restricted stock units at a weighted average grant date fair value of $4.52 per share during the fiscal year ended June 28, 2025. During the same period, 47,880 restricted stock units with a weighted average grant date fair value of $4.52 per share were forfeited due to not meeting the minimum performance threshold as of June 28, 2025. Total restricted stock unit expense recognized during the fiscal year ended June 28, 2025 was approximately $359,000.
As of June 28, 2025, total unrecognized compensation expense on restricted stock units was $0.9 million, which is expected to be recognized over a weighted average period of approximately 2.09 years.

The company has defined contribution plans available to U.S. employees who have attained age 21. Company contributions to the plans were approximately $1.4 million during fiscal years ended June 28, 2025 and $1.3 million during June 29, 2024, respectively.
8. COMMITMENTS AND CONTINGENCIES
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management's estimates, adjustments to recognize additional cost of sales may be required in future periods. As of June 28, 2025 and June 29, 2024, the reserve for warranty costs was approximately $26,000 and $164,000 respectively.
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
9. DERIVATIVE FINANCIAL INSTRUMENTS
A significant portion of our operations are in foreign locations, which results in transactions occurring in currencies other than the U.S. Dollar. As a part of our risk management strategy, we use Mexican Peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican Peso denominated expenses. As of June 28, 2025, the Company had outstanding foreign currency forward contracts with a total notional amount of $12.9 million. The maturity dates for these contracts extend through December 2025. For the three months ended June 28, 2025, the Company did not enter into any foreign currency forward contracts and settled $8.0 million of such contracts. During the same period of the previous year, the Company entered $12.5 million of foreign currency forward contracts and did not settle any of such contracts.
For the twelve months ended June 28, 2025, the Company entered into $29.0 million of foreign currency forward contracts and settled $28.6 million of such contracts. During the same period of the previous year, the Company entered into $19.0 million of foreign currency forward contracts and settled $6.5 million of such contracts.
Changes in the fair value of the forward contracts are recognized as a component of OCI and will be recognized in cost of sales when the hedged item affects earnings. The amount of net gains expected to be reclassified into earnings in the next 6 months is $1.1 million.
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
The following table summarizes the fair value of the derivative instruments in the Consolidated Balance Sheets as of June 28, 2025 and June 29, 2024 (in thousands):

		Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20	Balance Sheet Location	June 28, 2025	June 29, 2024
Foreign currency forward contracts	Other current assets	$1,330	$—
Foreign currency forward contracts	Other current liabilities	$—	$(277)

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Operations for the fiscal year 2025 and 2024, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 29, 2024	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of June 28, 2025
Forward contracts	Cost of sales	215	(2,803)	1,559	(1,029)
Total		$215	(2,803)	1,559	(1,029)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of July 1, 2023	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of June 29, 2024
Forward contracts	Cost of sales	$—	$287	$(72)	$215
Interest rate swap	Interest expense	(97)	—	97	—
Total		$(97)	$287	$25	$215

As of June 28, 2025, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our line of credit and foreign currency risk resulting from our China and Vietnam operations. The Company does not currently manage these risk exposures by using derivative instruments.
10. FAIR VALUE MEASUREMENTS
The Company has adopted ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and expands disclosures about fair value measurements. There are three levels of fair value hierarchy inputs used to value assets and liabilities which include: Level 1 – inputs are quoted market prices for identical assets or liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – inputs are unobservable inputs for the asset or liability. There have been no changes in the fair value methodologies used at June 28, 2025 and June 29, 2024.
The carrying values of cash and cash equivalents, accounts receivable, contract assets, and current liabilities are reflected on the balance sheets at June 28, 2025 and June 29, 2024 and reasonably approximate their fair value.
The Company’s long-term debt, which is measured at amortized cost, primarily consists of an asset-based revolving credit facility, term loans, and equipment loans. The asset-based revolving credit facility and Callodine term loan borrowings bear interest at Adjusted SOFR per the loan agreements. Each of these rates is a variable floating rate dependent upon current market conditions and the Company’s current average availability as discussed along with the interest rates for all long-term debt agreements in Footnote “Long-Term Debt” of the “Notes to Consolidated Financial Statements.”
As a result of the determinable market rates for our asset-based revolving credit facility and equipment loans, they are classified within Level 2 of the fair value hierarchy. Further, the carrying value of each of these instruments reasonably approximates their fair value as of June 28, 2025 and June 29, 2024.

.

11. SEGMENT INFORMATION AND ENTERPRISE-WIDE DISCLOSURES
Operating segments are defined in ASC Topic 280, Segment Reporting as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of June 28, 2025, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services, as this is the only discrete financial information that is regularly reviewed by the chief operating decision maker. This segment provides integrated electronic and mechanical engineering, assembly, sourcing and procurement, logistics, and new product testing for our customers. The chief operating decision maker assesses performance and determines resource allocation for the Company’s single reportable segment based on consolidated net income/loss and total assets/liabilities. The accounting policies of the single reportable segment are the same as those described in the summary of significant accounting policies. Significant segment measures include gross profit which is primarily composed of materials spend and labor costs, which are further presented below.
Products and Services
Of the revenues for the years ended June 28, 2025, and June 29, 2024 contract manufacturing sales and services were $467.9 million and $566.9 million, respectively.
Geographic Areas
Net sales and long-lived assets (property, plant, and equipment) by geographic area for the years ended and as of June 28, 2025 and June 29, 2024 are summarized in the following table. Net sales set forth below are based on the shipping destination. Long-lived assets information is based on the physical location of the asset and includes property, plant and equipment, net, and operating lease right-of-use assets, net.

	Fiscal Year Ended
	(in thousands)
	2025	2024
Geographic net sales:
Domestic (U.S.)	$368,558	$439,334
Foreign	99,313	127,608
Total	$467,871	$566,942

Long-lived assets:
United States	$20,519	$24,497
Mexico	13,368	15,531
Vietnam	4,845	3,780
China	342	414
Total	$39,074	$44,222
Percentage of net sales made to customers located in the following countries:

	Fiscal Year Ended
	2025	2024
United States	79%	77%
China	20%	22%
Other foreign countries (a)	1%	1%
Total	100%	100%
(a) No other individual foreign country accounted for 10% or more of the foreign sales in fiscal years 2025 and 2024

Significant Customers
The percentage of net sales to and trade accounts receivables from significant customers were as follows:

	Percentage of Net Sales Fiscal Year		Percentage of Trade Receivables Fiscal Year
	2025	2024	2025	2024
Customer A	25%	20%	16%	21%
Significant Segment Measures
In accordance with the adoption of ASU 2023-07 in 2025, the Company determined that significant segment measures included gross profit which is primarily composed of materials and labor costs as follows (in thousands):

	Twelve Months Ended
	June 28, 2025	June 29, 2024
Materials	$276,366	$354,080
Labor costs	111,682	125,856
Other	43,396	47,127
Total Cost of sales	$431,444	$527,063

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
During fiscal 2025 and 2024, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional.
The following table summarizes the activity in the Company’s contract assets during the twelve months ended June 28, 2025 (in thousands):

Contract Assets
Beginning balance, June 29, 2024	$21,250
Revenue recognized	$443,294
Amounts collected or invoiced	(447,135)
Ending balance, June 28, 2025	$17,409

The following table summarizes the activity in the Company’s contract assets during the twelve months ended June 29, 2024 (in thousands):

Contract Assets
Beginning balance, July 1, 2023	$29,925
Revenue recognized	497,348
Amounts collected or invoiced	(506,023)
Ending balance, June 29, 2024	$21,250

Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the twelve months ended June 28, 2025, the twelve months ended June 29, 2024, (in thousands):

	Revenue
Recognition	June 28, 2025	June 29, 2024
Over-Time	$443,294	$497,348
Point-in-Time	24,577	69,594
Total	$467,871	$566,942

13. LEASES
The Company has several commitments under operating and financing leases for warehouses, manufacturing facilities, office buildings, and equipment with initial terms that expire at various dates during the next 1 year to 6 years.
The Company has some leases that include an extension clause. Management has considered the likelihood of exercising each extension option included and estimated the duration of the extension option, for those leases management determined to be reasonably certain, in calculating the lease term for measurement of the right of use asset and liability.
For operating leases, management assumed a discount rate of 4.07%. The weighted average discount rate is disclosed in the tables below.

The components of lease cost were as follows as of June 28, 2025 and June 29, 2024 (in thousands):

		Year Ended	Year Ended
Lease cost	Classification	June 28, 2025	June 29, 2024
Operating lease cost	Cost of sales	$5,135	$4,814
Operating lease cost	Selling, general and administrative expenses	$732	$734

Financing lease cost	Cost of sales	$3,369	$4,865
Financing lease cost	Selling, general and administrative expenses	$171	$206

Total lease cost		$9,407	$10,619

Fixed lease cost		$6,335	$6,169
Short-term lease cost		3,072	4,450
Total lease cost		$9,407	$10,619

Amounts reported in the Consolidated Balance Sheet as of June 28, 2025 and June 29, 2024 were (in thousands, except weighted average lease term and discount rate):

	June 28, 2025	June 29, 2024
Operating Leases:
Operating lease right of use assets	$11,347	$15,416
Operating lease liabilities (1)	$11,347	$15,416

Weighted-average remaining lease term (in years)
Operating leases	3.29	3.97

Weighted-average discount rate
Operating leases	4.07%	4.00%

Financing Leases (2):
Financing lease right of use assets	$2,244	$3,569
Financing lease liabilities	$1,912	$2,128

Weighted-average remaining lease term (in years)
Financing leases	2.35	1.06

Weighted-average discount rate
Financing leases	10.11%	11.18%

(1) The current portion of the total operating lease liabilities of $4.5 million is classified under Other Current Liabilities, resulting in $6.9 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
(2) The total finance lease right of use assets of $2.2 million is classified under Other Long-term Assets. The current portion of the total finance lease liabilities of $1.0 million is classified under Other Current Liabilities, resulting in $1.0 million classified in Other Long-term Liabilities section of the condensed consolidated balance sheet.

Future lease payments under non-cancellable leases as of June 28, 2025 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2026	$4,488	$983
2027	3,404	519
2028	2,324	606
2029	1,051	—
2030	470	—
Thereafter	352	—
Total undiscounted lease payments	12,089	2,108
Less: present value discount	(742)	(196)
Total lease liabilities	$11,347	$1,912

As of June 28, 2025, we have additional operating and finance leases for commercial properties and equipment that have not yet commenced with future lease payments of approximately $28.6 million and $5.1 million, respectively.

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

Based on our assessment, we believe that as of June 28, 2025, the Company’s disclosure controls and procedures are effective based on that criteria.

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
Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 28, 2025. This assessment was based on the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our assessment, we believe that as of June 28, 2025, the Company's internal control over financial reporting is effective based on that criteria.
Remediation Update
As of June 29, 2024, the Company had identified material weaknesses in its internal control over financial reporting that were remediated during the fiscal year ended June 28, 2025 as discussed further below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses had been identified:

The Company had not fully maintained components of the COSO framework, including elements of the control environment, risk assessment, control activities, and monitoring activities components, relating to: (i) sufficiency of processes to identify and analyze risks to the achievement of objectives across the entity, (ii) sufficiency of competent personnel with appropriate levels of knowledge, experience, and training in accounting, and internal control matters to perform assigned responsibilities and have appropriate accountability for the design and operation of internal control over financial reporting; (iii) sufficiency of procedures to select and develop control activities that contribute to the mitigation of risks, and (iv) performing ongoing evaluations to ascertain whether the components of internal control were present and functioning.

The entity level material weaknesses had contributed to material weaknesses within the Company’s financial close and reporting processes as follows:
•The Company had not designed and implemented effective controls over the adoption of new accounting standards.
•The Company had not designed and implemented effective controls over the accounting for revenue recognition relating to cost recovery of material price variances.

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

As a result of this determination in the prior fiscal year, management completed the following actions during the year ended June 28, 2025 to remediate the identified material weaknesses in its internal control over financial reporting:

•Training related to the proper accounting for material price variances
•Enhancing closing process documentation related to material price variances
•Hiring of technical accounting finance staff with US GAAP knowledge and experience; and
•Enhancing closing process documentation related to adoption of new accounting standards

As of June 28, 2025, the material weaknesses have been remediated. We will continue to assess the effectiveness of our controls in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during our fourth fiscal quarter ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)).

Item 9B:	OTHER INFORMATION
During the fiscal year ended June 29, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K, Item 408.

Item 9C:	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
Information on the nominees for election as Directors of the Company is incorporated herein by reference from the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2025 fiscal year (the “2025 Proxy Statement”).
Executive Officers of the Registrant
This information is included in a separate item captioned “Executive Officers of the Registrant” in Item 1 of Part 1 of this Annual Report on Form 10-K pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K and is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act:
Information under the caption “Delinquent Section 16(a) Reports” in the Company’s 2025 Proxy Statement is incorporated herein by this reference.
Code of Conduct
The Board of Directors has adopted a written Code of Conduct which applies to its directors and employees, including its executive officers. The Code of Conduct is available on the Company’s website at www.keytronic.com. The Company intends to disclose on its website any amendments to or waivers of the Code of Conduct.

Item 11:	EXECUTIVE COMPENSATION
Information appearing under the caption “Executive Compensation” in the Company’s 2025 Proxy Statement is incorporated herein by this reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information under the captions “Beneficial Ownership of Securities” and "Equity Compensation Plan Information" in the Company’s 2025 Proxy Statement is incorporated herein by this reference.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the caption “Related Person Transactions” and “Directors’ Independence” in the Company’s 2025 Proxy Statement is incorporated herein by this reference.

Item 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Baker Tilly US, LLP, Chicago, Illinois, Auditor Firm ID: 23
Information appearing under the caption “Principal Accountant Fees and Services” in the Company’s 2025 Proxy Statement is incorporated herein by this reference.
PART IV

Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. FINANCIAL STATEMENTS

Page in Form 10-K
FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm (Moss Adams, LLP)	30
Consolidated Balance Sheets	32
Consolidated Statements of Income	33
Consolidated Statements of Comprehensive Loss	34
Consolidated Statements of Cash Flows	35
Consolidated Statements of Shareholders’ Equity	36
Notes to Consolidated Financial Statements	35

3. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended July 3, 2021

3.2	Amended and Restated By-laws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 2, 2024

4.1	Description of the Company’s securities, incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended July 3, 2021

10.1*	2010 Incentive Plan, as amended and restated October 23, 2014, incorporated by reference to Appendix A to the Company’s 2014 Proxy Statement

10.2*
Form of Restricted Stock Unit Grant Notice and Agreement for awards under the 2010 Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended June 28, 2024

10.3*	Key Tronic Corporation 2024 Incentive Plan, incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-8 filed on December 2, 2024

10.4*	Form of Restricted Stock Unit Grant Notice and Agreement for awards under the 2024 Incentive Plan, submitted herewith

10.5*	Description of Employment Contract of Craig D. Gates, incorporated by reference to the Company’s 1998 Proxy Statement, pages 10 and 11

10.6*	Addenda to Employment Contract of Craig D. Gates, incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.7*	Addenda to Employment Contract of Craig D. Gates, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended June 29, 2002

10.8*	Amendment to Employment Contract of Craig D. Gates, dated August 23, 2011 incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the year ended July 2, 2011

10.9*	Amendment to Employment Contract of Craig D. Gates, dated May 10, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2012

10.10*	Consulting Agreement of Craig D. Gates, dated June 20, 2024, incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended June 29, 2024

10.11*
Employment Contract of Brett R. Larsen, dated April 22, 2010, including the Amendment to Employment Contract, dated August 23, 2011, and the Amendment to Employment Contract, dated May 11, 2012, incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended June 29, 2024

10.12*	Employment Contract of Anthony G. Voorhees, dated August 3, 2022, incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended June 29, 2024

10.13*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2021 and Fiscal Years 2021 – 2023 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed July 27, 2020

10.14*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2022 and Fiscal Years 2022 – 2024 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 13, 2021

10.15*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2023 and Fiscal Years 2023 – 2025 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 4, 2022

10.16*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2024 and Fiscal Years 2024 – 2026 Long Term Incentive Plan Performance Measures and Awards incorporated by reference to the Company’s Form 8-K filed August 17, 2023

10.17*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2025 and Fiscal Years 2025-2027 Long Term Incentive Plan Performance Measures and Awards, incorporated by reference to the Company’s Form 8-K filed on September 9, 2024

10.18*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2026 and Fiscal Years 2026-2028 Long Term Incentive Plan Performance Measures and Awards, incorporated by reference to the Company’s Form 8-K filed on August 25, 2025.

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

10.26
Credit Agreement, dated December 3, 2024 among the Company, BMO Bank, N.A. and certain other parties, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2024

10.27
Term Loan Credit Agreement, dated December 3, 2024 among the Company, Callodine Commercial Finance, LLC and certain other parties incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2024.

10.28
First Amendment and Limited waiver to Term Loan Credit Agreement, dated May 13, 2025, among the Company, Callodine Commercial Finance LLC, and certain other parties, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 29, 2025.

10.29
First Amendment and Limited waiver to Credit Agreement, dated May 13, 2025, among the Company, BMO Bank, N.A., and certain other parties, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 29, 2025.

19.1	Key Tronic Corporation Insider Trading Policy, submitted herewith

21.1	Subsidiaries of Registrant, submitted herewith

23.1	Consent of Independent Registered Public Accounting Firm - Baker Tilly LLP, submitted herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, submitted herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, submitted herewith

32.1	Section 1350 Certification of Chief Executive Officer, submitted herewith

32.2	Section 1350 Certification of Chief Financial Officer, submitted herewith

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation, incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K for the fiscal year ended June 29, 2024

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE)

*	Management contract or compensatory plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

Item 16:	FORM 10-K SUMMARY
None

22
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 16, 2025

KEY TRONIC CORPORATION

By:	/s/ Brett R. Larsen
Brett R. Larsen, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Brett R. Larsen	September 16, 2025
Brett R. Larsen	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Anthony G. Voorhees	September 16, 2025
Anthony G. Voorhees	Date
Executive Vice President of Administration, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Ronald F. Klawitter	September 16, 2025
Ronald F. Klawitter, Director and Chairman of the Board	Date

/s/ Craig D. Gates	September 16, 2025
Craig D. Gates, Director	Date

/s/ James R. Bean	September 16, 2025
James R. Bean, Director	Date

/s/ Subodh K. Kulkarni	September 16, 2025
Subodh K. Kulkarni, Director	Date

/s/ Yacov A. Shamash	September 16, 2025
Yacov A. Shamash, Director	Date

/s/ Cheryl Beranek	September 16, 2025
Cheryl Beranek, Director	Date