Form 10-Q
period 2025-09-27
KEY TRONIC CORP
filed 2025-11-07
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2025, 10,859,269 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” and “Key Tronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 27, 2025	June 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,123	$1,384
Trade receivables, net of credit losses of $4,257 and $3,479	80,065	96,142
Contract assets, net of credit losses of $1,380 and $0	22,263	17,409
Inventories	97,572	97,321
Other, net of credit losses of $0 and $1,463	17,823	21,917
Total current assets	218,846	234,173
Property, plant and equipment, net	31,681	27,727
Operating lease right-of-use assets, net	25,996	11,347
Other long-term assets:
Deferred income tax asset	24,715	23,397
Other, net of credit losses of $500 and $500	23,325	19,230
Total other assets	48,040	42,627
Total assets	$324,563	$315,874
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,073	$63,725
Accrued compensation and vacation	6,853	8,157
Current portion of long-term debt	5,972	6,215
Other	17,747	13,894
Total current liabilities	91,645	91,991
Long-term liabilities:
Long-term debt, net	94,797	98,936
Operating lease liabilities	20,348	6,859
Deferred income tax liability	4	—
Other long-term obligations	2,969	954
Total long-term liabilities	118,118	106,749
Total liabilities	209,763	198,740
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,859 and 10,762 shares, respectively	47,723	47,502
Retained earnings	66,348	68,603
Accumulated other comprehensive loss	729	1,029
Total shareholders’ equity	114,800	117,134
Total liabilities and shareholders’ equity	$324,563	$315,874
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	September 27, 2025	September 28, 2024
Net sales	$98,750	$131,558
Cost of sales	90,496	118,255
Gross profit	8,254	13,303
Research, development and engineering expenses	2,079	2,289
Selling, general and administrative expenses	6,759	6,570
Total operating expenses	8,838	8,859
Operating income (loss)	(584)	4,444
Interest expense, net	2,776	3,263
Income (loss) before income taxes	(3,360)	1,181
Income tax (benefit) provision	(1,105)	57
Net income (loss)	$(2,255)	$1,124
Net income (loss) per share — Basic	$(0.21)	$0.10
Weighted average shares outstanding —Basic	10,771	10,762
Net income (loss) per share — Diluted	$(0.21)	$0.10
Weighted average shares outstanding — Diluted	10,771	10,762
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	September 27, 2025	September 28, 2024
Comprehensive income (loss):
Net income (loss)	$(2,255)	$1,124
Other comprehensive income (loss):
Unrealized loss on hedging instruments, net of tax	(300)	(838)
Comprehensive income (loss)	$(2,555)	$286
Other comprehensive income (loss) for the three months ended September 27, 2025 and September 28, 2024, is reflected net of tax expense (benefit) of approximately $(0.1) million and $(0.3) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Three Months Ended
	September 27, 2025	September 28, 2024
Operating activities:
Net income (loss)	$(2,255)	$1,124
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,481	3,011
Amortization of deferred loan costs	144	138
Noncash lease expense	531	1,094
Inventory adjustments to net realizable value	1,224	296
Provision for warranty	—	16
Provision for credit losses	837	212
Loss on disposal of assets	—	8
Share-based compensation expense	221	67
Deferred income taxes	(1,314)	(1,207)
Changes in operating assets and liabilities:
Trade receivables	14,740	(1,636)
Contract assets	(4,853)	(2,377)
Inventories	(1,475)	8,958
Other assets	(832)	(6,661)
Accounts payable	(2,652)	4,374
Accrued compensation and vacation	(1,304)	360
Other liabilities	2,111	2,170
Cash provided by operating activities	7,604	9,947
Investing activities:
Purchase of property and equipment	(3,182)	(377)
Cash used in investing activities	(3,182)	(377)
Financing activities:
Payment of financing costs	(33)	(126)
Repayments of long term debt	(1,583)	(778)
Borrowings under revolving credit agreement	46,324	119,987
Repayments of revolving credit agreement	(49,675)	(126,003)
Principal payments on finance leases	(157)	(847)
Proceeds from issuance of long-term debt	441	—
Cash used in financing activities	(4,683)	(7,767)
Net (decrease) increase in cash and cash equivalents	(261)	1,803
Cash and cash equivalents, beginning of period	1,384	4,752
Cash and cash equivalents, end of period	$1,123	$6,555
Supplemental cash flow information:
Interest payments	$2,775	$3,303
Income tax payments, net of refunds	$757	$228
Recognition of operating lease liabilities and right-of-use assets	$17,711	$—
Recognition of financing lease liabilities and right-of-use assets	$2,311	$—
Derecognition of operating lease liabilities and right of use assets	$(2,531)	$—
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended
	September 27, 2025	September 28, 2024
Total shareholders’ equity, beginning balances	$117,134	$123,990

Common stock (shares):
Beginning balances	10,762	10,762
Restricted stock awards released	97	—
Ending balances	10,859	10,762

Common stock:
Beginning balances	$47,502	$47,284
Share-based compensation expense	221	67
Ending balances	47,723	47,351

Retained Earnings:
Beginning balances	$68,603	$76,921
Net income (loss)	(2,255)	1,124
Ending balances	66,348	78,045

Accumulated other comprehensive income (loss):
Beginning balances	$1,029	$(215)
Unrealized gain (loss) on hedging instruments, net	(300)	(838)
Ending balances	729	(1,053)
Total shareholders’ equity, ending balances	$114,800	$124,343
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation
The consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2025.
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three month period ended September 27, 2025 and September 28, 2024, were both 13 week periods. Fiscal year 2026 will end on June 27, 2026, which is a 52 week year. Fiscal year 2025 which ended on June 28, 2025, was also a 52 week year.
Management’s Assessment of Liquidity
Historically, due to the timing between the procurement of raw materials, production cycle and payment from our customers, we have financed operations and met our capital expenditure requirements primarily through cash flows provided by operations and borrowings under our credit facilities. We generated cash from operations of $7.6 million and $9.9 million, respectively, during the three-month periods ended September 27, 2025, and September 28, 2024, respectively, and have positive working capital of $127.2 million as of September 27, 2025. Based on current projections, we anticipate continuing to generate cash from operations as revenue is expected to increase throughout fiscal year 2026 along with further gross margin improvements.

On December 3, 2024, we entered into an asset-based credit agreement with BMO Bank, N.A that provides for an asset-based senior secured revolving credit facility of up to $115 million, maturing on December 3, 2029. On December 3, 2024, we also entered into a $28 million term loan credit agreement with Callodine Commercial Finance, LLC. As of September 27, 2025, approximately $20.9 million was available under the asset-based senior secured revolving credit facility. In addition, MXN39 million ($2.1 million USD) was available under the line of credit with Banorte Financial Group. Additionally, $1.1 million of cash was on hand. We believe that projected cash from operations and funds available under our asset-based revolving credit facility will be sufficient to meet our working and fixed capital requirements for at least the next 12 months.
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
Leases
Lease assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using the Company’s incremental borrowing rate, unless the implicit rate is readily determinable. Our incremental borrowing rate represents the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. Lease assets also include any lease prepayments. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of operations. For further information, please refer to Note 11. “Leases” of the “Notes to Consolidated Financial Statements.”
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
Earnings Per Common Share
Basic earnings per common share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the combination of other potentially dilutive weighted average common shares and the weighted average number of common shares outstanding during the period using the treasury stock method. The computation assumes the proceeds from the exercise of equity awards were used to repurchase common shares at the average market price during the period. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of common stock equivalent shares that would have an anti-dilutive effect on EPS.

Derivative Instruments and Hedging Activities
The Company has entered into foreign currency forward contracts which are accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and is reclassified into earnings in the same period in which the underlying hedged transaction affects earnings. The derivative’s effectiveness represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.
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

Income Taxes
We compute our interim income tax provision through the use of an estimated tax rate (“ETR”) applied to year-to-date operating results and specific events that are discretely recognized as they occur. In determining the estimated annual ETR, we analyze various factors, including projections of our annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual ETR.
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
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires entities to disclose more detailed information relating to their reconciliation of statutory tax rate to effective tax rate, income taxes paid by jurisdiction, pretax income (or loss) from continuing operations, and income tax expense (or benefit). The ASU applies to the Company’s annual reporting period beginning in fiscal year 2026, and the Company is currently assessing the impact of the disclosure requirement on its consolidated financial statements.
On September 18, 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update was made to modernize the accounting for software costs. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the guidance and its impact to the financial statements.
3.Inventories
Inventories as of September 27, 2025 are $97.6 million compared to $97.3 million as of June 28, 2025. The components of inventories consist of the following (in thousands):

	September 27, 2025	June 28, 2025
	(in thousands)
Raw materials and supplies	$75,532	$75,429
Work-in-process	22,040	21,892
Inventories	$97,572	$97,321

4.Long-Term Debt

	Maturity Date	Interest Rate	September 27, 2025	June 28, 2025
			(in thousands)
Asset-based senior secured revolving credit facility (1)	December 3, 2029	7.1%	$64,469	$67,900
Domestic term loan - Callodine (2)	December 3, 2029	11.3%	25,750	26,500
Foreign line of credit (3)	December 11, 2026	10.8%	3,332	3,253
Domestic term loan - Balboa (4)	September 19, 2029	6% to 8%	3,485	3,702
Foreign term loan - Banorte (5)	April 24, 2026	5.5%	700	1,000
Domestic term loan - Avtech 8 (6)	December 31, 2028	13.6%	720	278
Domestic term loan - Avtech 9 (7)	June 30, 2028	11.7%	4,680	4,996
Total debt			103,136	107,629
Less: current portion of debt			(5,972)	(6,215)
Less: unamortized financing costs			(2,367)	(2,478)
Long-term debt, net			$94,797	$98,936
(1) On December 3, 2024, the Company entered into an asset-based credit agreement (the "Credit Agreement") among the Company, certain domestic subsidiaries (as co-borrowers or guarantors), BMO Bank, N.A (the "Bank"), as administrative agent and swing line lender, BMO Capital Markets as arranger and book runner, and certain financial institutions, as lenders. The Credit Agreement provides for an asset-based senior secured revolving credit facility (the "Credit Facility") of up to $115 million, maturing on December 3, 2029.
Generally, under the Credit Agreement and at the Company’s option: (i) each SOFR Loan shall bear interest at a rate per annum equal to Adjusted Term SOFR (Term SOFR plus 0.10%, subject to a floor of 0.00%) plus an applicable margin of 2.50% to 3.00%, depending on the availability of borrowing amounts under the Credit Agreement; and (ii) each Base Rate Loan, Swing Line Loan or other Obligation shall bear interest at a rate per annum equal to the Base Rate (subject to a floor of 1.00%) plus an applicable margin of 1.50% to 2.00%, depending on the availability of borrowing amounts under the Credit Agreement. As of September 27, 2025, the applicable margin was 2.75% for SOFR Loans and 1.75% for Base Rate Loans. If there is an event of default under the Credit Agreement, all loans and other obligations may bear interest at a rate of an additional 2.00% on the otherwise applicable interest rates. In addition to the applicable interest rates, the Company is required to pay a fee of 0.2% per annum on the unused portion of the Credit Facility, monthly in arrears. Availability on the line of credit is generally determined based on eligible inventory and accounts receivable balances.
On May 13, 2025, the Company entered into a first amendment and limited waiver to the Credit Agreement. The amendment waived an existing event of cross-default created by an event of default under the Term Loan as defined and discussed in footnote (2) below. The amendment also adds an additional reporting requirement.

Proceeds from the Credit Facility and the Term Loan discussed below were used to pay-off the Company's prior loan and security agreement, as amended, with Bank of America, N.A. in the amount of $99.7 million, as well as its outstanding equipment term loan, and financing costs related to the Credit Agreement. The Term Loan, may also be used to pay-off certain other existing debt, to issue letters of credit, and for other business purposes, including working capital needs. As of September 27, 2025, the Company had an outstanding balance under the asset-based revolving credit facility of $64.5 million, $0.4 million in outstanding letters of credit and $20.9 million available for future borrowings.
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
As of June 28, 2025, the Company had an outstanding balance under the Credit Facility of $67.9 million, $0.3 million in outstanding letters of credit and $25.0 million available for future borrowings.
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
(3) On December 11, 2023, the Company entered into a loan agreement in Mexican peso with Banorte Financial Group. The agreement provides for a three-year secured line of credit up to MXN100 million, subject to the Company’s borrowing base, maturing on December 11, 2026. The credit facility bears interest at Iterbancario de Equilibrio Interest Rate plus 2.75%, and as of September 27, 2025, was 11%. As of September 27, 2025, the Company had an outstanding balance under the revolving credit facility of MXN61 million ($3.3 million USD) and MXN39 million ($2.1 million USD) available for future borrowings.
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
(6) On May 1, 2025, the Company entered into a $4.0 million equipment financing facility related to new manufacturing equipment that bears interest at 13.56% and matures on October 31, 2028. Under this loan agreement, equal quarterly payments of $383,679 will commence when the full amount of the facility is drawn and will continue through the maturity of the equipment financing facility on October 31, 2028.
(7) On March 6, 2025, the Company entered into a $5.0 million equipment financing facility related to the Company’s existing manufacturing equipment that bears interest at 11.71% and matures on June 30, 2028. Under this loan agreement, equal quarterly payments of $464,361 commenced on July 15, 2025 and will continue through the maturity of the equipment financing facility on June 30, 2028.
Debt maturities as of September 27, 2025 for the next five years are as follows (in thousands):

Fiscal Years Ending	Amount
2026 (1)	$4,632
2027	9,100
2028	6,531
2029	3,845
2030	79,028
Total debt	103,136
Unamortized debt issuance costs	(2,367)
Long-term debt, net of debt issuance costs	$100,769
(1) Represents scheduled payments for the remaining nine-month period ending June 27, 2026.
The Company must comply with certain financial covenants, including average and daily availability and, if triggered, earnings before interest, taxes, depreciation, amortization and other adjustments and a fixed charge coverage ratio covenant will apply. The Credit Agreement requires the Company to grant certain inspection rights to BMO Bank, N.A., limit or restrict the Company’s cash management; limit or restrict the ability of the Company to incur additional liens, make acquisitions or investments, incur additional indebtedness, engage in mergers, consolidations, liquidations, dissolutions, or dispositions, pay dividends or other restricted payments, prepay certain indebtedness, engage in transactions with affiliates, and use proceeds. As of September 27, 2025, the Company was in compliance with all applicable financial covenants.

5.Income Taxes
The Company expects to repatriate a portion of its foreign earnings based on net sales growth driving additional capital requirements domestically, cash requirements for potential acquisitions and to implement certain tax strategies. The Company currently expects to repatriate approximately $2.3 million of foreign earnings in the future. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
Repatriations of cash will generally be tax-free in the U.S. However, withholding taxes in China may still apply to any such future repatriations. Accordingly, management estimates that future repatriations of cash from China may result in approximately $0.2 million of withholding tax. We do not anticipate there would be any offsetting foreign tax credits in the U.S. and as such, this potential liability is a direct cost associated with actual repatriations. Withholding taxes would not apply to future repatriations from Mexico or Vietnam.
The Company has available approximately $11.2 million of gross federal research and development tax credits as of September 27, 2025 expiring in various fiscal years from 2033 to 2046. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of September 27, 2025, the Company has recorded $2.9 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $8.3 million.
Management has reviewed all deferred tax assets for purposes of determining whether a valuation allowance may be required. A valuation allowance against deferred tax assets is required if it is more likely than not that some of the deferred tax assets will not be realized. In spite of the Company’s current cumulative loss position before nonrecurring items such as cyber losses and restructuring costs, based upon the Company’s historical profitability and forecasted income, management determined that it is more likely than not that the deferred tax assets will be realized. The Company’s largest deferred tax assets are federal research and development tax credits, deferred research and development expenses, and interest expense deduction carryforwards. Company forecasts show that the credits will be utilized within the expiration period. Deferred research and development expenses are deductible in fiscal year 2026 under the One Big Beautiful Bill Act. Interest expense deduction carryforwards, which never expire and carry forward indefinitely, are projected to be utilized in future periods as profitability increases and interest expense decreases. Profitability is forecasted in the coming years due to the nonrecurrence of significant expense items in recent years such as cyber losses and restructuring costs, the future cost benefits associated with the restructuring costs, and significant income and increased margins from multiple new customers. The Company has closely monitored the realizability of deferred tax assets, tracking book income, permanent differences, and nonrecurring items while projecting future utilization of deferred tax assets, and will continue to do so as future actual results are compared to forecasted results.

The Company evaluated tax law changes and regulatory guidance issued through the fiscal quarter. After the end of fiscal year 2025, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes several tax related provisions that will impact the Company beginning in fiscal year 2026. The Company expects these tax law changes may mitigate federal income taxes payable, but it is not expected to materially impact the Company’s overall tax position and effective tax rate in fiscal year 2026 or beyond.
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
The Company’s Advance Pricing Agreement for intercompany transfer pricing has expired, and our Mexico subsidiary is now subject to the Mexico safe harbor transfer pricing regulations. As a result, we expect our current tax liability in Mexico to increase. Overall, we do not expect the application of the safe harbor transfer pricing regulations to have a material impact on our consolidated tax position.
6.Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net loss (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by including both the weighted-average number of shares outstanding and any dilutive common share equivalents in the denominator. The following table presents a reconciliation of the denominator and the number of antidilutive common share awards that were not included in the diluted earnings per share calculation. These antidilutive securities occur when equity awards outstanding have an option price greater than the average market price for the period:

	Three Months Ended
	(in thousands, except per share information)
	September 27, 2025	September 28, 2024
Net income (loss)	$(2,255)	$1,124
Weighted average shares outstanding—basic	10,771	10,762
Effect of dilutive common stock awards	—	—
Weighted average shares outstanding—diluted	$10,771	$10,762
Net loss per share—basic	$(0.21)	$0.10
Net loss per share—diluted	$(0.21)	$0.10
Antidilutive shares not included in diluted earnings per share	—	136

7. Stock-Based Compensation and Benefit Plans
The Company’s 2024 Incentive Plan provides for equity and liability awards to employees and non-employee directors with service and performance vesting conditions in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock-based or cash-based awards. At September 27, 2025, 1,045,674 shares were available for grant. Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period, and is recorded as employee compensation expense in cost of goods sold, research, development and engineering, and selling, general and administrative expenses. Share-based compensation is recognized only for those awards that are expected to vest. For SARs awards, forfeitures are estimated at the date of grant based on historical experience and future expectations. Due to a lack of historical experience and a different grant pool than SARs, forfeitures for restricted stock units are accounted for prospectively as they occur.
Stock Appreciation Rights
In addition to service conditions, SARs contain a performance condition. The additional performance condition is based upon the achievement of Return on Invested Capital (“ROIC”) goals relative to a peer group. All awards with performance conditions are evaluated quarterly to determine the likelihood that performance metrics will be achieved during the performance period. These awards are charged to compensation expense over the requisite service period based on the number of shares expected to vest. If the performance and service conditions are attained, then the SARs cliff vest after the completion of the three-year period from date of grant and expire five years from date of grant.

	SARs	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding, June 30, 2024	387,500	$—	$5.78	1.8
SARs forfeited	(136,250)		$7.17
SARs expired	(115,000)		$4.93
Outstanding, September 28, 2024	136,250	$—	$5.10	2.8

Outstanding, June 28, 2025	136,250	—	$5.10	2.1
SARs forfeited	(136,250)		$5.10
Outstanding, September 27, 2025	—	$—	$—	—
Exercisable, September 27, 2025	—	$—	$—	—

The Black-Scholes option valuation model is used by the Company for estimating the fair value of SARs. Option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. Changes in these assumptions can materially affect the fair value estimates. There were no SARs granted during the three months ended September 27, 2025 and September 28, 2024.
Share-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. No SARs expense was recognized during the three months ended September 27, 2025 and $19,000 was recognized during the three months ended September 28, 2024.
There were no SARs exercised during the three month periods ended September 27, 2025 or September 28, 2024.
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
The following table is a summary of restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding, June 30, 2024	—
Granted	324,819	$4.51
Released	—
Forfeited	—
Outstanding, September 28, 2024	324,819

Outstanding, June 29, 2025	281,577	$4.52
Granted	550,461	$2.79
Released	(97,398)	$4.52	$285
Forfeited	—	—
Outstanding, September 27, 2025	734,640	$3.22
Vested but not released, September 27,2025	—
Total restricted stock unit expense recognized during the three months ended September 27, 2025 and September 28, 2024 was approximately $221,000 and $48,000.
As of September 27, 2025 total unrecognized compensation expense on restricted stock units was $2.2 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.
8.Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $25,300 as of September 27, 2025 and $26,000 as of June 28, 2025.

9.Derivative Financial Instruments
A significant portion of our operations are in foreign locations, which results in transactions occurring in currencies other than the U.S. Dollar. As a part of our risk management strategy, we use Mexican Peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican Peso denominated expenses. As of September 27, 2025, the Company had outstanding foreign currency forward contracts with a total notional amount of $6.4 million through the end of the second quarter of fiscal year 2026. During the three months ended September 27, 2025, the Company did not enter into foreign currency forward contracts and settled $6.5 million of contracts. During the same period of the previous year, the Company entered into $16.1 million of foreign currency forward contracts and settled $6.6 million of contracts.
Changes in the fair value of the forward contracts are recognized as a component of OCI and will be recognized in cost of sales when the hedged item affects earnings. The amount of net losses expected to be reclassified into earnings in the next 3 months is $0.7 million.
The following table summarizes the fair value of the derivative instruments in the Consolidated Balance Sheets as of September 27, 2025 and June 28, 2025 (in thousands):

		Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20	Balance Sheet Location	September 27, 2025	June 28, 2025
Foreign currency forward contracts	Other current assets	$942	$1,330

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Operations for the three months ended September 27, 2025 and September 28, 2024, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 28, 2025	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of September 27, 2025
Forward contracts	Cost of sales	$(1,029)	$1,099	$(799)	$(729)
Total		$(1,029)	$1,099	$(799)	$(729)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 30, 2024	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of September 28, 2024
Forward contracts	Cost of sales	$215	$540	$298	$1,053
Total		$215	$540	$298	$1,053

As of September 27, 2025, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our lines of credit and foreign currency risk resulting from our China and Vietnam operations. The Company does not currently manage these risk exposures by using derivative instruments.

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
The Company elected not to disclose information about remaining performance obligations for current contract assets as they are part of contracts that have expected durations of one year or less.
The Company has elected to expense costs to obtain contracts as incurred as these costs are immaterial to the financial statements.
During the first three months of fiscal year 2026, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.

Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Current contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional.
The following table summarizes the activity in the Company’s contract assets during the three months ended September 27, 2025 (in thousands):

Contract Assets
Beginning balance, June 28, 2025	$17,409
Revenue recognized	95,084
Amounts collected or invoiced	(90,230)
Ending balance, September 27, 2025	$22,263

The Company also has long term contract assets of approximately $10.4 million at September 27, 2025, and June 28, 2025, classified under Other long-term assets in the condensed consolidated balance sheet. No revenue was recognized, and no amounts were collected or invoiced related to these balances during the period. The remaining performance obligations related to these amounts are tied to the manufacturing of electronic products.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three and three months ended September 27, 2025 and September 28, 2024 (in thousands):

	Revenue
Recognition	Three Months Ended
	September 27, 2025	September 28, 2024
Over-Time	$95,084	$122,582
Point-in-Time	3,666	8,976
Total	$98,750	$131,558
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
For operating leases, discount rates assumed range from 4.0% to 9.5% . The weighted average discount rate is disclosed in the tables below.
The components of lease cost for the three months and nine months ended September 27, 2025 and September 28, 2024 were (in thousands):

		Three Months Ended
		September 27, 2025	September 28, 2024
Lease cost	Classification
Operating lease cost	Cost of sales	$1,687	$1,339
Operating lease cost	Selling, general and administrative expenses	$183	$184

Financing lease cost	Cost of sales	$150	$1,306
Financing lease cost	Selling, general and administrative expenses	$7	$54

Total lease cost		$2,027	$2,883

Fixed lease cost		$1,593	$2,574
Short-term lease cost		434	309
Total lease cost		$2,027	$2,883

Amounts reported in the Consolidated Balance Sheet as of September 27, 2025 and June 28, 2025 were (in thousands, except weighted average lease term and discount rate):

	September 27, 2025	June 28, 2025
Operating Leases:
Operating lease right of use assets	$25,996	$11,347
Operating lease liabilities (1)	$25,996	$11,347

Weighted-average remaining lease term (in years)
Operating leases	7.82	3.29

Weighted-average discount rate
Operating leases	7.81%	4.07%

Financing Leases (2):
Financing lease right of use assets	$5,201	$2,244
Financing lease liabilities	$4,051	$1,912

Weighted-average remaining lease term (in years)
Financing leases	2.72	2.35

Weighted-average discount rate
Financing leases	8.81%	10.11%
(1) The current portion of the total operating lease liabilities of $5.6 million is classified under Other Current Liabilities resulting in $20.3 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
(2) The total finance lease right of use assets of $5.2 million is classified under Other Long-term Assets. The current portion of the total finance lease liabilities of $1.8 million is classified under Current portion of debt, net, resulting in $2.3 million classified in Other Long-term Liabilities section of the condensed consolidated balance sheet.

Future lease payments under non-cancellable leases as of September 27, 2025 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2026 (1)	$4,331	$1,417
2027	5,004	1,403
2028	4,922	1,636
2029	3,901	—
2030	3,383	—
Thereafter	13,872	—
Total undiscounted lease payments	$35,413	$4,456
Less: present value discount	(9,417)	(405)
Total lease liabilities	$25,996	$4,051
(1) Represents estimated lease payments for the remaining nine-month period ending June 27, 2026.

As of September 27, 2025, we have finance leases for commercial properties and equipment that have not yet commenced with future lease payments of approximately $5.1 million.

12.Segment Information
Operating segments are defined in ASC Topic 280, Segment Reporting as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of September 27, 2025, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services, as this is the only discrete financial information that is regularly reviewed by the chief operating decision maker. This segment provides integrated electronic and mechanical engineering, assembly, sourcing and procurement, logistics, and new product testing for our customers. The chief operating decision maker assesses performance and determines resource allocation for the Company’s single reportable segment based on consolidated net income/loss and total assets/liabilities. The accounting policies of the single reportable segment are the same as those described in the summary of significant accounting policies. Significant segment measures include gross profit which is primarily composed of materials spend and labor costs, which are further presented below.
Significant Segment Measures
In accordance with the adoption of ASU 2023-07 in 2025, the Company determined that significant segment measures included gross profit which is primarily composed of materials and labor costs as follows (in thousands):

	Three Months Ended
	September 27, 2025	September 28, 2024
Materials	$53,958	$78,067
Labor costs	26,449	28,853
Other	10,089	11,335
Total Cost of sales	$90,496	$118,255

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
Our domestic and international production capability provides our customers with benefits of improved supply-chain management, reduced inventories, lower transportation costs, and reduced product fulfillment time. We continue to make investments in our operating facilities to give us the production capacity, capabilities and logistical advantages to continue to win new business. The following information should be read in conjunction with the consolidated financial statements included herein and with Part II Item 1A, Risk Factors included as part of this filing.
Our mission is to provide our customers with superior manufacturing and engineering services at the lowest total cost for the highest quality products, and create long-term mutually beneficial business relationships by employing our “Trust, Commitment, Results” philosophy.
Executive Summary
During the first quarter of fiscal 2026, we won new programs in medical technology, industrial equipment, and recent cost reduction efforts continued to take hold, helping to drive improved gross margins.

We reported net sales of $98.8 million the first quarter of fiscal year 2026, down 24.9 percent from $131.6 million in the same period of fiscal year 2025. Net sales in the first quarter of fiscal year 2026 was adversely impacted by reductions in demand from one longstanding customer and delays to new program launches as we believe customers continue to face uncertainties in the global economy. In addition, the Company started ramping a consigned materials program that was announced last quarter. As this large program ramps, the Company anticipates less revenue when compared to traditional turnkey programs, but an increase in its gross margin.

Gross margin was 8.4 percent in the first quarter of fiscal year 2026, compared to 6.2 percent in the previous quarter and 10.1 percent in the same period of fiscal year 2025. The sequential quarterly increase in gross margin is primarily related to operational efficiencies gained from the recent reductions in workforce. The year-over-year decreases in gross margin in the first quarter of fiscal 2026 largely reflects reduced revenue, as well as inventory and receivable write-offs of approximately $1.6 million in the first quarter of fiscal 2026 due to a customer bankruptcy. Operating margin for the first quarter of fiscal year 2026 was (0.6) percent, down from 3.4% for the same period of fiscal year 2025.
The concentration of our top three customers’ net sales decreased to 30.4 percent of total sales in the first quarter of fiscal year 2026 from 37.5 percent in the same period of the prior fiscal year. As new customer programs ramp, we expect that concentration to our top three customers will decrease.
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
Net loss for the first quarter of fiscal year 2026 was $(2.3) million or $(0.21) per diluted share, as compared to net income of $1.1 million or $0.10 per diluted share for the first quarter of fiscal year 2025. The year-over-year decrease in earnings was a result of the factors discussed above, primarily reduced revenue and balance sheet write-offs due to a customer bankruptcy

Moving into the second quarter of fiscal year 2026, we continue to see a favorable trend of contract manufacturing returning to North America, as well as continued increases in Mexican wages, and continued market uncertainty related to current and future potential tariffs. In response to these sustained and ongoing trends, the Company is restructuring its Juarez facility to focus on higher volume manufacturing, while lower volume products with higher service level requirements will migrate to our other sites. This restructuring resulted in a significant headcount reduction starting in the third quarter of fiscal year 2024 with a follow on reduction in the third quarter of fiscal year 2025, and smaller further reductions expected throughout fiscal year 2026. Additionally, global logistics problems, China-U.S. geopolitical tensions and related tariff increases may continue to drive Original Equipment Manufacturers (“OEMs”) to examine their traditional outsourcing strategies. The decision to onshore or near shore production appears to be becoming more widely accepted as a smart long-term strategy. As previously announced, the Company has increased its production capacity and capabilities in its Arkansas and Vietnam facilities in order to continue to benefit from this growing customer demand for rebalancing their contract manufacturing. All of these changes to the Company's international and domestic manufacturing footprint and cost structure, provide flexibility to respond to market conditions. We expect this will allow us to mitigate tariff implications and optimize pricing for our customers. As a result, we see opportunities for growth moving forward.
We maintain a strong balance sheet with a current ratio of 2.4 and a debt-to-equity ratio of 0.9 as of September 27, 2025. Total cash provided by operating activities as defined on our cash flow statement was $7.6 million for the three months ended September 27, 2025. We believe we maintain sufficient liquidity for our expected future operations and as of September 27, 2025, had $64.5 million in borrowings under our asset-based revolving credit facility with $20.9 million remaining available and $1.1 million of cash on hand.
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
•Revenue Recognition
•Inactive, Obsolete, and Surplus Inventory Valuation
•Allowance for Credit Losses
•Income Taxes
Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended June 28, 2025, for further details.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 27, 2025 with the Three Months Ended September 28, 2024
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the three months ended September 27, 2025 as compared to the three months ended September 28, 2024. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	September 27, 2025	% of net sales	September 28, 2024	% of net sales	$ change	% point change
Net sales	$98,750	100.0%	$131,558	100.0%	$(32,808)	—%
Cost of sales	90,496	91.6%	118,255	89.9%	(27,759)	1.7%
Gross profit	8,254	8.4%	13,303	10.1%	(5,049)	(1.7)%
Research, development and engineering	2,079	2.1%	2,289	1.7%	(210)	0.4%
Selling, general and administrative	6,759	6.8%	6,570	5.0%	189	1.8%
Total operating expenses	8,838	8.9%	8,859	6.7%	(21)	2.2%
Operating income	(584)	(0.6)%	4,444	3.4%	(5,028)	(4.0)%
Interest expense, net	2,776	2.8%	3,263	2.5%	(487)	0.3%
Income (loss) before income taxes	(3,360)	(3.4)%	1,181	0.9%	(4,541)	(4.3)%
Income tax provision (benefit)	(1,105)	(1.1)%	57	—%	(1,162)	(1.1)%
Net (loss) income	$(2,255)	(2.3)%	$1,124	0.9%	$(3,379)	(3.2)%
Effective income tax rate	32.9%		4.8%
Net Sales
Net sales of $98.8 million for the first quarter of fiscal year 2026 decreased by 24.9 percent as compared to net sales of $131.6 million for the first quarter of fiscal year 2025.

The $32.8 million decrease was primarily due to reductions in demand of approximately $23 million from two longstanding customers as well as approximately $7 million due to delays related to new program launches, as our customers face continued uncertainties in the global economy. In addition, we started ramping a new manufacturing services contract with a large data processing OEM that consigns its material and components for new production in our Corinth, Mississippi manufacturing facility. This program has the potential to ramp significantly during fiscal year 2026 and is estimated to grow over time to potentially exceed $20 million in annual revenue.
Gross Profit
Gross profit as a percentage of net sales for the three months ended September 27, 2025 was 8.4 percent compared to 10.1 percent for the three months ended September 28, 2024. The year-over-year decrease in gross margin in the first quarter of fiscal 2026 largely reflects reduced revenue, as well as inventory and receivable provisions of approximately $1.6 million in the first quarter of fiscal 2026 due to a customer bankruptcy.
The level of gross margin is additionally impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded an impairment of approximately $1.2 million and $0.3 million for obsolete inventory during the three months ended September 27, 2025 and September 28, 2024, respectively. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and also inventory that we believe customers will be unable to purchase.

Operating Expenses
There were no significant changes to operating expenses during the first quarter of fiscal year 2026. Total research, development, and engineering (“RD&E”) expenses were $2.1 million during the three months ended September 27, 2025 and $2.3 million during the three months ended September 28, 2024, respectively. Total RD&E expenses as a percent of net sales were 2.1 percent during the three months ended September 27, 2025 and 1.7 percent during the three months ended September 28, 2024.
Total selling, general and administrative (“SG&A”) expenses were $6.8 million during the three months ended September 27, 2025 compared to $6.6 million for the three months ended September 28, 2024. Total SG&A expenses as a percentage of net sales were 6.8 percent for the three months ended September 27, 2025 and 5.0 percent for the three months ended September 28, 2024. This increase in percentage is attributable to increases in the estimated provision for credit losses along with decreased revenues.
Interest
Interest expense was $2.8 million during the three months ended September 27, 2025 and $3.3 million during the three months ended September 28, 2024. This decrease is largely attributable to lower interest costs as a result of refinancing our debt with a new lender, and a reduction in amounts borrowed, as described in Note 4 of the “Notes to Consolidated Financial Statements.”
Income Taxes
The effective tax rate for the three months ended September 27, 2025 was 32.9 percent compared to 4.8 percent for the three months ended September 28, 2024. The increase was primarily due to federal research and development tax credits and permanent book-to-tax differences, including new safe harbor transfer pricing adjustments in Mexico, relative to the respective pretax income (or loss) amounts of each period.
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
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), we use certain non-GAAP financial measures, adjusted net income (loss) and adjusted net income (loss) per share, diluted. We provide these non-GAAP financial measures because we believe they provide greater transparency related to our core operations and represent supplemental information used by management in its financial and operational decision making. We exclude (or include) certain items in our non-GAAP financial measures as we believe the net result is a measure of our core business. We believe this facilitates operating performance comparisons from period to period by eliminating potential differences caused by the existence and timing of certain income and expense items that would not otherwise be apparent on a GAAP basis. Non-GAAP performance measures should be considered in addition to, and not as a substitute for, results prepared in accordance with GAAP. The non-GAAP financial measures disclosed below should be read in conjunction with the remainder of this Quarterly Report on Form 10-Q, including the consolidated financial statements and footnotes thereto. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Our non-GAAP financial measures may be different from those reported by other companies. See the table below for reconciliations of adjusted net income (loss) to the most directly comparable GAAP measure, which is GAAP net income (loss), and the computation of adjusted net income (loss) per share, diluted.

	Three Months Ended
(in thousands, except per share amounts)	September 27, 2025	September 28, 2024
GAAP net income (loss)	$(2,255)	$1,124
Severance expenses	1,212	2,027
Stock-based compensation expense	221	67
Income tax effect of non-GAAP adjustments (1)	(287)	(419)
Adjusted net income (loss):	$(1,109)	$2,799

Adjusted net loss per share — non-GAAP Diluted	$(0.10)	$0.26
Weighted average shares outstanding — Diluted	10,771	10,762
(1) Income tax effects are calculated using an effective tax rate of 20%, which approximates the effective statutory tax rate for the presented periods.
BACKLOG
On September 27, 2025, we had an order backlog of approximately $139.9 million. This compares with a backlog of approximately $210.8 million on September 28, 2024. The decrease in order backlog is primarily related to softening of demand for a number of existing programs. We expect backlog to increase in the coming periods due to recent sizable program wins. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the three months ended September 27, 2025 was $7.6 million. Net cash provided by operating activities was $9.9 million for the three months ended September 28, 2024.
The $7.6 million of net cash provided by operating activities for the three months ended September 27, 2025 was primarily related to $2.3 million in net loss for the period adjusted for $2.5 million of depreciation and amortization, a $14.7 million decrease in accounts receivable, and a $2.1 million increase in other liabilities partially offset by a $4.9 million increase in contract assets, a $2.7 million decrease in accounts payable, a $0.8 million increase in other assets, and a $1.3 million decrease in accrued compensation and vacation.
The $9.9 million of net cash provided by operating activities for the three months ended September 28, 2024 was primarily related to $1.1 million in net income for the period adjusted for $3.0 million of depreciation and amortization, a $9.0 million decrease in inventory, a $2.2 million increase in other liabilities, a $4.4 million increase in accounts payable, and a $0.4 million increase in accrued compensation and vacation partially offset by a $6.7 million increase in other assets, a $1.6 million increase in accounts receivable, and a $2.4 million increase in contract assets.
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
Investing Cash Flow
Cash used in investing activities was $3.2 million during the three months ended September 27, 2025 as compared to cash used in investing activities of $0.4 million during the three months ended September 28, 2024. Our primary investing activities during the three months ended September 27, 2025 and September 28, 2024, related to purchasing equipment to support increased production levels for new programs.
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

Financing Cash Flow
Cash used in financing activities was $4.7 million during the three months ended September 27, 2025 as compared to $7.8 million used in financing activities in the same period of the previous fiscal year. Our primary financing activities during the three months ended September 27, 2025, and September 28, 2024, were borrowings and repayments under our asset-based credit agreement with BMO Bank, N.A. that provides for an asset-based senior secured revolving credit facility (the “Credit Facility”) of up to $115 million, maturing on December 3, 2029, our prior loan and security agreement, as amended, with Bank of America, N.A. and term loans.

Our cash requirements are affected by the level of current operations and new programs. As discussed in Note 4 – “Long Term Debt” of the Notes to the Consolidated Financial Statements, we entered the Credit Facility, and also entered into a $28 million term loan (the "Term Loan") credit agreement with Callodine Commercial Finance, LLC.
We believe that projected cash from operations, funds available under the Credit Facility, Term Loan, the line of credit with Banorte Financial Group, and leasing capabilities will be sufficient to meet our working and fixed capital requirements for at least the next 12 months.
As of September 27, 2025, we had approximately $1.1 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of September 27, 2025 would approximate $26,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in Note 5 of the “Notes to Consolidated Financial Statements.”
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have included a summary of our Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended June 28, 2025. There have been no material changes in contractual obligations outside the ordinary course of business since June 28, 2025. See Note 4 - “Long-Term Debt” of the Notes to Consolidated Financial Statements for additional information.
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

We rely on timely and regular payments from our customers, and the inability or failure of our principal customers to meet their obligations to us or their bankruptcy, insolvency or liquidation may adversely affect our business, financial condition and results of operations. Financial difficulties experienced by one or more of our customers could negatively affect our business by decreasing demand from such customers and through the potential inability of these companies to make full payment on amounts owed to us. For example, in the first quarter of fiscal 2026, our financial results were affected by inventory and receivable write-offs due to a customer bankruptcy. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy laws. There can be no assurance that customers will not declare bankruptcy or suffer financial distress, in which case our future revenues, net income and cash flow could be reduced.

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

We are subject to a variety of domestic and foreign environmental regulations relating to the use, storage, and disposal of materials used in our manufacturing processes. In addition, governmental focus on climate change may result in new environmental regulations that may negatively affect us, our vendors or our customers. As a result, we may incur additional costs or obligations in complying with any new environmental and reporting requirements, as well as increased indirect costs resulting from our vendors or suppliers that get passed on to us.

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

Our asset-based senior secured revolving credit facility (the “Credit Facility”), also includes certain financial covenants, including average and daily availability and, if triggered, earnings before interest, taxes, depreciation, amortization and other adjustments and a fixed charge coverage ratio covenant will apply. We may not meet such covenants in the future and may not be able to obtain waivers or amendments from the relevant lenders on terms acceptable to us, or at all. In the event we breach any covenant that results in an event of default, we may be required to amend the credit facility on terms that would be less favorable to us, such as an increase in the interest rate. Similarly, our lenders could choose to accelerate payment of the amounts owed by the Company. Under those circumstances our borrowings could become immediately payable. The amendment of our credit arrangements on unfavorable terms or the acceleration of our payment obligations thereunder, would have a material adverse effect on our business, financial condition, results of operations and cash flows. For a summary of our debt obligations, see Note 4 - “Long-Term Debt” of the Notes to Consolidated Financial Statements.

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

We are required to evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on a periodic basis and publicly disclose the results of these evaluations and related matters in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). As described in Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the fiscal year ended June 28, 2025, in the previous fiscal year we identified a material weakness in the design and implementation of effective controls over the accounting for revenue recognition relating to cost recovery of material price variances. We also identified a material weakness in the design and implementation of effective controls over the adoption of new accounting standards. As a result of these material weaknesses, our management concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of June 29, 2024.

We completed a remediation plan, as described in Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the fiscal year ended June 28, 2025, designed to address the material weaknesses. Although these material weaknesses are considered remediated and internal control over financial reporting and control disclosures and procedures were effective as of June 28, 2025, there is no assurance that similar material weaknesses could arise from future changes in systems, personnel, or processes. Any of these risks could have a material adverse impact on our business and financial condition.

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

Our consolidated financial statements are prepared in conformity with accounting standards generally accepted in the United States, or U.S. GAAP. These principles are subject to amendments made primarily by the Financial Accounting Standards Board (“FASB”) and the SEC. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. Changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility, line of credit facility, and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with SOFR rates. The interest rates applicable to our asset-based secured line of credit facility fluctuate with Itercambaria de Equilibrio Interest Rate. There was outstanding $64.5 million in borrowings under our asset-based senior secured revolving credit facility, MXN61.5 million ($3.33 million USD) outstanding in borrowing under our asset-based secured line of credit facility, and $9.6 million outstanding on our equipment financing facilities as of September 27, 2025.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. From time to time, we use Mexican Peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican Peso denominated expenses. There were $6.4 million of foreign currency forward contracts outstanding as of September 27, 2025. See Note 9 - “Derivative Financial Instruments” to the Notes to Consolidated Financial Statements for additional information regarding our derivative instruments.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures.
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).
Based on their evaluation as of September 27, 2025, the Company’s disclosure controls and procedures are effective based on that criteria.

Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).
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
Item 5. Other Information

Insider Trading Arrangements
During the fiscal quarter ended September 27, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as defined in Regulation S-K, Item 408.

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

KEY TRONIC CORPORATION

/s/ BRETT R. LARSEN
Brett R. Larsen	Date:	November 7, 2025
President and Chief Executive Officer
(Principal Executive Officer)

/s/ ANTHONY G. VOORHEES
Anthony G. Voorhees	Date:	November 7, 2025
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)