Form 10-Q
period 2025-12-27
KEY TRONIC CORP
filed 2026-02-09
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 5, 2026, 10,859,269 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” and “Key Tronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	December 27, 2025	June 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$788	$1,384
Trade receivables, net of credit losses of $4,610 and $3,479	83,332	96,142
Contract assets, net of credit losses of $690 and $0	19,872	17,409
Inventories	88,440	97,321
Other, net of credit losses of $0 and $1,463	15,031	21,917
Total current assets	207,463	234,173
Property, plant and equipment, net	33,799	27,727
Operating lease right-of-use assets, net	29,193	11,347
Other long-term assets:
Deferred income tax asset	29,774	23,397
Other, net of credit losses of $500 and $500	25,038	19,230
Total other assets	54,812	42,627
Total assets	$325,267	$315,874
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,465	$63,725
Accrued compensation and vacation	10,140	8,157
Current portion of long-term debt	7,518	6,215
Other	21,982	13,894
Total current liabilities	102,105	91,991
Long-term liabilities:
Long-term debt, net	90,168	98,936
Operating lease liabilities	22,356	6,859
Deferred income tax liability	20	—
Other long-term obligations	4,444	954
Total long-term liabilities	116,988	106,749
Total liabilities	219,093	198,740
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,859 and 10,762 shares, respectively	48,001	47,502
Retained earnings	57,778	68,603
Accumulated other comprehensive income	395	1,029
Total shareholders’ equity	106,174	117,134
Total liabilities and shareholders’ equity	$325,267	$315,874
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Net sales	$96,319	$113,853	$195,069	$245,411
Cost of sales	95,759	106,147	186,255	224,402
Gross profit	560	7,706	8,814	21,009
Research, development and engineering expenses	1,844	2,320	3,923	4,609
Selling, general and administrative expenses	8,974	6,507	15,733	13,077
Total operating expenses	10,818	8,827	19,656	17,686
Operating income (loss)	(10,258)	(1,121)	(10,842)	3,323
Interest expense, net	2,371	3,904	5,147	7,167
Loss before income taxes	(12,629)	(5,025)	(15,989)	(3,844)
Income tax benefit	(4,059)	(111)	(5,164)	(54)
Net loss	$(8,570)	$(4,914)	$(10,825)	$(3,790)
Net loss per share — Basic	$(0.79)	$(0.46)	$(1.00)	$(0.35)
Weighted average shares outstanding —Basic	10,859	10,762	10,815	10,762
Net loss per share — Diluted	$(0.79)	$(0.46)	$(1.00)	$(0.35)
Weighted average shares outstanding — Diluted	10,859	10,762	10,815	10,762

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Comprehensive income (loss):
Net loss	$(8,570)	$(4,914)	$(10,825)	$(3,790)
Other comprehensive income (loss):
Unrealized loss on hedging instruments, net of tax	(334)	42	(634)	(796)
Comprehensive loss	$(8,904)	$(4,872)	$(11,459)	$(4,586)
Other comprehensive loss for the three months ended December 27, 2025 and December 28, 2024, is reflected net of tax expense (benefit) of approximately $(0.1) million and $0.0 million, respectively. Other comprehensive loss for the six months ended December 27, 2025 and December 28, 2024, is reflected net of tax benefit of approximately $(0.2) million and $(0.2) million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Six Months Ended
	December 27, 2025	December 28, 2024
Operating activities:
Net loss	$(10,825)	$(3,790)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	4,984	5,536
Amortization of deferred loan costs	293	1,286
Noncash lease expense	1,756	2,371
Inventory adjustments to net realizable value	2,571	—
Provision for warranty	—	16
Provision for credit losses	3,738	372
Loss on disposal of assets	—	8
Share-based compensation expense	499	83
Deferred income taxes	(6,357)	(2,166)
Changes in operating assets and liabilities:
Trade receivables	11,035	19,415
Contract assets	2,509	2,361
Inventories	6,310	4,390
Other assets	(1,807)	(3,922)
Accounts payable	(1,260)	(15,809)
Accrued compensation and vacation	1,983	(292)
Other liabilities	(1,447)	1,678
Cash provided by operating activities	13,982	11,537
Investing activities:
Purchase of property and equipment	(6,487)	(821)
Cash used in investing activities	(6,487)	(821)
Financing activities:
Payment of financing costs	(129)	(2,580)
Repayments of long term debt	(3,792)	(2,294)
Borrowings under revolving credit agreement	78,613	310,646
Repayments of revolving credit agreement	(82,892)	(343,489)
Principal payments on finance leases	(333)	(1,507)
Proceeds from issuance of long-term debt	442	28,000
Cash used in financing activities	(8,091)	(11,224)
Net decrease in cash and cash equivalents	(596)	(508)
Cash and cash equivalents, beginning of period	1,384	4,752
Cash and cash equivalents, end of period	$788	$4,244
Supplemental cash flow information:
Interest payments	$5,329	$5,986
Income tax payments, net of refunds	$980	$458
Recognition of operating lease liabilities and right-of-use assets	$22,133	$784
Recognition of financing lease liabilities and right-of-use assets	$5,611	$—
Derecognition of operating lease liabilities and right of use assets	$(2,531)	$—
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Total shareholders’ equity, beginning balances	$114,800	$124,343	$117,134	$123,990

Common stock (shares):
Beginning balances	10,859	10,762	10,762	10,762
Restricted stock awards released	—	—	97	—
Ending balances	10,859	10,762	10,859	10,762

Common stock:
Beginning balances	$47,723	$47,351	$47,502	$47,284
Share-based compensation expense	278	16	499	83
Ending balances	48,001	47,367	48,001	47,367

Retained Earnings:
Beginning balances	$66,348	$78,045	$68,603	$76,921
Net loss	(8,570)	(4,914)	(10,825)	(3,790)
Ending balances	57,778	73,131	57,778	73,131

Accumulated other comprehensive income (loss):
Beginning balances	$729	$(1,053)	$1,029	$(215)
Unrealized gain (loss) on hedging instruments, net	(334)	42	(634)	(796)
Ending balances	395	(1,011)	395	(1,011)
Total shareholders’ equity, ending balances	$106,174	$119,487	$106,174	$119,487
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three month period ended December 27, 2025 and December 28, 2024, were both 13 week periods. Fiscal year 2026 will end on June 27, 2026, which is a 52 week year. Fiscal year 2025, which ended on June 28, 2025, was also a 52 week year.
Management’s Assessment of Liquidity
Historically, due to the timing between the procurement of raw materials, production cycle and payment from our customers, we have financed operations and met our capital expenditure requirements primarily through cash flows provided by operations and borrowings under our credit facilities. We generated cash from operations of $14.0 million and $11.5 million, respectively, during the six-month periods ended December 27, 2025, and December 28, 2024, respectively, and have positive working capital of $105.4 million as of December 27, 2025. Based on current projections, we anticipate continuing to generate cash from operations as revenue is expected to increase throughout fiscal year 2026 along with further gross margin improvements.

On December 3, 2024, we entered into an asset-based credit agreement with BMO Bank, N.A that provides for an asset-based senior secured revolving credit facility of up to $115 million, maturing on December 3, 2029. On December 3, 2024, we also entered into a $28 million term loan credit agreement with Callodine Commercial Finance, LLC. As of December 27, 2025, approximately $20.9 million was available under the asset-based senior secured revolving credit facility. Finally, $0.8 million of cash was on hand. We believe that projected cash from operations and funds available under our asset-based revolving credit facility will be sufficient to meet our working and fixed capital requirements for at least the next 12 months.
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
Leases
Lease assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using the Company’s incremental borrowing rate, unless the implicit rate is readily determinable. Our incremental borrowing rate represents the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. Lease assets also include any lease prepayments. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of operations. For further information, please refer to Note 11. “Leases.”

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

Income Taxes
We generally compute our interim income tax provision through the use of an estimated tax rate (“ETR”) applied to year-to-date operating results and specific events that are discretely recognized as they occur. In determining the estimated annual ETR, we analyze various factors, including projections of our annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and available tax planning alternatives. In the current quarter and for the full fiscal year 2026, we have departed from the ETR approach with respect to China, as the decision to end manufacturing operations has caused a change in judgment regarding the realizability of our deferred tax assets in China, resulting in projected zero ETR in China for fiscal year 2026. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual ETR..
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
On November 25, 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815), Hedge Accounting Improvements. This update was made to clarify certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. The ASU is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently assessing the impact of the requirements on its consolidated financial statements.
On December 4, 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832), Accounting for Government Grants Received by Business Entities. The FASB is issuing this Update to improve generally accepted accounting principles (GAAP) by establishing authoritative guidance on the accounting for government grants received by business entities. The ASU is effective for public business entities for annual reporting periods beginning after December 15, 2029, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not expect any material changes to its consolidated financial statements as a result of this update.
On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements. This update is intended to improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities. Early adoption is permitted. The Company is currently assessing the impact of the requirements on its consolidated financial statements.
On December 17, 2025 the FASB issued ASU 2025-12, Codification Improvements. This evergreen project facilitates Codification updates for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The resulting amendments are collectively referred to as Codification improvements. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The types of issues considered through this project are improvements that are not expected to have a significant effect on current accounting practice or result in significant costs to most entities, and the Company is currently assessing the impact of the requirements on its consolidated financial statements.
3.Inventories
Inventories as of December 27, 2025 are $88.4 million compared to $97.3 million as of June 28, 2025. The components of inventories consist of the following (in thousands):

	December 27, 2025	June 28, 2025
	(in thousands)
Raw materials and supplies	$67,604	$75,429
Work-in-process	20,836	21,892
Inventories	$88,440	$97,321

4.Long-Term Debt

	Maturity Date	Interest Rate	December 27, 2025	June 28, 2025
			(in thousands)
Asset-based senior secured revolving credit facility (1)	December 3, 2029	7.0%	$63,000	$67,900
Domestic term loan - Callodine (2)	December 3, 2029	10.9%	25,000	26,500
Foreign line of credit (3)	December 11, 2026	10.4%	1,115	3,253
Domestic term loan - Balboa (4)	September 19, 2029	6% to 8%	3,264	3,702
Foreign term loan - Banorte (5)	April 24, 2026	5.5%	400	1,000
Domestic term loan - Avtech 8 (6)	December 16, 2028	13.6%	711	278
Domestic term loan - Avtech 9 (7)	June 30, 2028	11.7%	4,355	4,996
Foreign term loan - Banorte (3)	September 7, 2030	11.0%	2,155	—
Total debt			100,000	107,629
Less: current portion of debt			(7,518)	(6,215)
Less: unamortized financing costs			(2,314)	(2,478)
Long-term debt, net			$90,168	$98,936
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
Proceeds from the Credit Facility and the Term Loan discussed below were used to pay-off the Company's prior loan and security agreement, as amended, with Bank of America, N.A. in the amount of $99.7 million, as well as its outstanding equipment term loan, and financing costs related to the Credit Agreement. The Term Loan may also be used to pay-off certain other existing debt, to issue letters of credit, and for other business purposes, including working capital needs.
As of December 27, 2025, the Company had an outstanding balance under the asset-based revolving credit facility of $63.0 million, $0.7 million in outstanding letters of credit and $20.9 million available for future borrowings.
As of June 28, 2025, the Company had an outstanding balance under the Credit Facility of $67.9 million, $0.4 million in outstanding letters of credit and $25.0 million available for future borrowings.
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
(3) On December 11, 2023, the Company entered into a loan agreement in Mexican peso with Banorte Financial Group. The agreement provides for a three-year secured line of credit up to MXN100 million, subject to the Company’s borrowing base, maturing on December 11, 2026. On October 2, 2025, the company refinanced its loan agreement with Banorte Financial Group. The refinanced agreement separated the existing MXN100 million line of credit into two separate debt instruments. The first instrument allows for a line of credit of up to MXN20 million, subject to the Company’s borrowing base, maturing on December 11, 2026. The second component is a MXN40 million term loan, requiring monthly payments of MXN678 thousand through maturity on September 7, 2030. The agreement is subject to certain financial covenants which are reviewed on an annual basis. No proceeds were received as a result of the refinanced agreement.
The credit facility bears interest at Iterbancario de Equilibrio Interest Rate plus 2.75%, and as of December 27, 2025, was 10.4%. As of December 27, 2025, the Company had an outstanding balance under the revolving credit facility of MXN20 million ($1.1 million USD) and MXN0 million ($0.0 million USD) was available for future borrowings.
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
(6) On May 1, 2025, the Company entered into a $4.0 million equipment financing facility related to new manufacturing equipment that bears interest at 13.6% and matures on October 31, 2028. On December 16, 2025, the equipment financing facility was amended and restated to reduce the financing proceeds to $0.7 million and equal quarterly payments of $69,022. The equipment financing facility will mature on December 16, 2028.

(7) On March 6, 2025, the Company entered into a $5.0 million equipment financing facility related to the Company’s existing manufacturing equipment that bears interest at 11.71% and matures on June 30, 2028. Under this loan agreement, equal quarterly payments of $464,361 commenced on July 15, 2025 and will continue through the maturity of the equipment financing facility on June 30, 2028.
Debt maturities as of December 27, 2025 for the next five years are as follows (in thousands):

Fiscal Years Ending	Amount
2026 (1)	$3,369
2027	7,250
2028	6,917
2029	4,339
2030	78,011
Thereafter	114
Total debt	100,000
Unamortized debt issuance costs	(2,314)
Long-term debt, net of debt issuance costs	$97,686
(1) Represents scheduled payments for the remaining six-month period ending June 27, 2026.
The Company must comply with certain financial covenants, including average and daily availability and, if triggered, earnings before interest, taxes, depreciation, amortization and other adjustments and a fixed charge coverage ratio covenant will apply. The Credit Agreement requires the Company to grant certain inspection rights to BMO Bank, N.A., limit or restrict the Company’s cash management; limit or restrict the ability of the Company to incur additional liens, make acquisitions or investments, incur additional indebtedness, engage in mergers, consolidations, liquidations, dissolutions, or dispositions, pay dividends or other restricted payments, prepay certain indebtedness, engage in transactions with affiliates, and use proceeds. As of December 27, 2025, the Company was in compliance with all applicable financial covenants.
5.Income Taxes
Currently, all unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.
Repatriations of cash will generally be tax-free in the U.S. However, withholding taxes in China may still apply to any such future repatriations. Currently, management estimates no future repatriations of cash from China that would result in withholding tax. Withholding taxes would not apply to future repatriations from Mexico or Vietnam.
The Company has available approximately $11.4 million of gross federal research and development tax credits as of December 27, 2025 expiring in various fiscal years from 2033 to 2046. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of December 27, 2025, the Company has recorded $2.9 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $8.5 million.
Management has reviewed all deferred tax assets for purposes of determining whether a valuation allowance may be required. A valuation allowance against deferred tax assets is required if it is more likely than not that some of the deferred tax assets will not be realized. In spite of the Company’s current cumulative loss position before nonrecurring items such as cyber losses and restructuring costs, based upon the Company’s historical profitability and forecasted income, management determined that it is more likely than not that the deferred tax assets will be realized, except for deferred tax assets in China, discussed below. The Company’s largest deferred tax assets are federal research and development tax credits, deferred research and development expenses, and interest expense deduction carryforwards. Company forecasts show that the credits will be utilized within the expiration period. Deferred research and development expenses are deductible in fiscal year 2026 under the One Big Beautiful Bill Act. Interest expense deduction carryforwards, which never expire and carry forward indefinitely, are projected to be utilized in future periods as profitability increases and interest expense decreases. Profitability is forecasted in the coming years due to the nonrecurrence of significant expense items in recent years such as cyber losses and restructuring costs, the future cost benefits associated with the restructuring costs, and significant income and increased margins from multiple new customers. The Company has closely monitored the realizability of deferred tax assets, tracking book income, permanent differences, and nonrecurring items while projecting future utilization of deferred tax assets, and will continue to do so as future actual results are compared to forecasted results. The Company’s decision to end manufacturing operations in China has resulted in loss carryforwards that more likely than not will not be realized in the carryforward period. Therefore, the Company has placed a full valuation allowance on the net deferred tax asset in China as of December 27, 2025.

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
The Company’s Advance Pricing Agreement for intercompany transfer pricing has expired, and our Mexico subsidiary is now subject to the Mexico safe harbor transfer pricing regulations. As a result, we generally expect our current tax liability in Mexico to increase. Overall, we do not expect the application of the safe harbor transfer pricing regulations to have a material impact on our consolidated tax position.
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

	Three Months Ended		Six Months Ended
	(in thousands, except per share information)
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Net loss	$(8,570)	$(4,914)	$(10,825)	$(3,790)
Weighted average shares outstanding—basic	10,859	10,762	10,815	10,762
Effect of dilutive common stock awards	—	—	—	—
Weighted average shares outstanding—diluted	$10,859	$10,762	$10,815	$10,762
Net loss per share—basic	$(0.79)	$(0.46)	$(1.00)	$(0.35)
Net loss per share—diluted	$(0.79)	$(0.46)	$(1.00)	$(0.35)
Antidilutive shares not included in diluted earnings per share	87	48	—	—

7. Stock-Based Compensation and Benefit Plans
The Company’s 2024 Incentive Plan provides for equity and liability awards to employees and non-employee directors with service and performance vesting conditions in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock-based or cash-based awards. At December 27, 2025, 1,056,448 shares were available for grant. Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period, and is recorded as employee compensation expense in cost of goods sales, research, development and engineering, and selling, general and administrative expenses. Share-based compensation is recognized only for those awards that are expected to vest. For SARs awards, forfeitures are estimated at the date of grant based on historical experience and future expectations. Due to a lack of historical experience and a different grant pool than SARs, forfeitures for restricted stock units are accounted for prospectively as they occur.
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

	SARs	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding, June 30, 2024	387,500	$—	$5.78	1.8
SARs forfeited	(136,250)		$7.17
SARs expired	(115,000)		$4.93
Outstanding, December 28, 2024	136,250	$—	$5.10	2.6

Outstanding, June 28, 2025	136,250	—	$5.10	2.1
SARs forfeited	(136,250)		$5.10
Outstanding, December 27, 2025	—	$—	$—	—
Exercisable, December 27, 2025	—	$—	$—	—

The Black-Scholes option valuation model is used by the Company for estimating the fair value of SARs. Option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. Changes in these assumptions can materially affect the fair value estimates. There were no SARs granted during the three or six-months ended December 27, 2025 and December 28, 2024.
Share-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. No SARs expense was recognized during the three months ended December 27, 2025 and $(158,000) was recognized during the three months ended December 28, 2024. No SARs expense was recognized during the six months ended December 27, 2025 and $(139,000) was recognized during the six months ended December 28, 2024.
There were no SARs exercised during the three or six month periods ended December 27, 2025 or December 28, 2024.
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
The following table is a summary of restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding, June 30, 2024	—
Granted	329,457	$4.52
Released	—
Forfeited	—
Outstanding, December 28, 2024	329,457	$4.52

Outstanding, June 28, 2025	281,577	$4.52
Granted	552,375	$2.79
Released	(97,398)	$4.52	$285
Forfeited	(12,688)	3.28
Outstanding, December 27, 2025	723,866	$3.22
Vested but not released, December 27,2025	—
Total restricted stock unit expense recognized during the three months ended December 27, 2025 and December 28, 2024 was approximately $278,000 and $176,000. Total restricted stock unit expense recognized during the six months ended December 27, 2025 and December 28, 2024 was approximately $499,000 and $223,000.
As of December 27, 2025 total unrecognized compensation expense on restricted stock units was $1.9 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.
8.Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $25,300 as of December 27, 2025 and $26,000 as of June 28, 2025.

9.Derivative Financial Instruments
A significant portion of our operations are in foreign locations, which results in transactions occurring in currencies other than the U.S. Dollar. As a part of our risk management strategy, we use Mexican Peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican Peso denominated expenses. As of December 27, 2025, the Company had outstanding foreign currency forward contracts with a total notional amount of $14.3 million that mature through the first quarter of fiscal year 2027. During the three months ended December 27, 2025, the Company entered into $15.3 million of foreign currency forward contracts and settled $7.3 million of such contracts. During the same period of the previous year, the Company entered into $12.9 million of foreign currency forward contracts and settled $5.9 million of such contracts.
During the six months ended December 27, 2025, the Company entered into $15.3 million of foreign currency forward contracts and settled $13.8 million of such contracts. During the same periods of the previous year, the Company entered into $29.0 million of foreign currency forward contracts and settled $12.5 million of contracts.
Changes in the fair value of the forward contracts are recognized as a component of OCI and will be recognized in cost of sales when the hedged item affects earnings. The amount of net earnings expected to be reclassified into earnings in the next 9 months is $0.4 million.
The following table summarizes the fair value of the derivative instruments in the Consolidated Balance Sheets as of December 27, 2025 and June 28, 2025 (in thousands):

		Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20	Balance Sheet Location	December 27, 2025	June 28, 2025
Foreign currency forward contracts	Other current assets	$511	$1,330

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Operations for the three months ended December 27, 2025 and December 28, 2024, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of September 27, 2025	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 27, 2025
Forward contracts	Cost of sales	$(729)	$1,324	$(990)	$(395)
Total		$(729)	$1,324	$(990)	$(395)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of September 28, 2024	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 28, 2024
Forward contracts	Cost of sales	$1,053	$(543)	$501	$1,011
Total		$1,053	$(543)	$501	$1,011

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Operations for the six months ended December 27, 2025 and December 28, 2024, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 28, 2025	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 27, 2025
Forward contracts	Cost of sales	(1,029)	2,423	(1,789)	(395)
		$(1,029)	2,423	(1,789)	(395)
Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 29, 2024	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of December 28, 2024
Forward contracts	Cost of sales	215	(2)	798	1,011
Total		$215	(2)	798	1,011

As of December 27, 2025, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our lines of credit and foreign currency risk resulting from our China and Vietnam operations. The Company does not currently manage these risk exposures by using derivative instruments.

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
During the first six months of fiscal year 2026, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Current contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional.
The following table summarizes the activity in the Company’s contract assets during the six months ended December 27, 2025 (in thousands):

Contract Assets
Beginning balance, June 28, 2025	$17,409
Revenue recognized	186,387
Amounts collected or invoiced	(183,924)
Ending balance, December 27, 2025	$19,872

The Company also has long term contract assets of approximately $10.4 million at December 27, 2025, and June 28, 2025, classified under Other long-term assets in the condensed consolidated balance sheet. No revenue was recognized, and approximately $16,000 was collected or invoiced related to these balances during the period. The remaining performance obligations related to these amounts are tied to the manufacturing of electronic products.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three and six months ended December 27, 2025 and December 28, 2024 (in thousands):

	Revenue
Recognition	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Over-Time	$91,303	$110,500	$186,387	$233,082
Point-in-Time	5,016	3,353	8,682	12,329
Total	$96,319	$113,853	$195,069	$245,411

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
For operating leases, discount rates assumed range from 4.0% to 9.5% . The weighted average discount rate is disclosed in the tables below.
The components of lease cost for the three months and six months ended December 27, 2025 and December 28, 2024 were (in thousands):

		Three Months Ended		Six Months Ended
		December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Lease cost	Classification
Operating lease cost	Cost of sales	$1,539	$1,261	$3,226	$2,600
Operating lease cost	Selling, general and administrative expenses	$183	$182	$366	$366

Financing lease cost	Cost of sales	$156	$866	$306	$2,172
Financing lease cost	Selling, general and administrative expenses	$16	$45	$23	$98

Total lease cost		$1,894	$2,354	$3,921	$5,236

Fixed lease cost		$1,489	$1,283	$3,082	$3,857
Short-term lease cost		405	1,071	$839	$1,379
Total lease cost		$1,894	$2,354	$3,921	$5,236

Amounts reported in the Consolidated Balance Sheet as of December 27, 2025 and June 28, 2025 were (in thousands, except weighted average lease term and discount rate):

	December 27, 2025	June 28, 2025
Operating Leases:
Operating lease right of use assets	$29,193	$11,347
Operating lease liabilities (1)	$29,193	$11,347

Weighted-average remaining lease term (in years)
Operating leases	7.19	3.29

Weighted-average discount rate
Operating leases	7.78%	4.07%

Financing Leases (2):
Financing lease right of use assets	$7,539	$2,244
Financing lease liabilities	$5,797	$1,912

Weighted-average remaining lease term (in years)
Financing leases	2.90	2.35

Weighted-average discount rate
Financing leases	8.35%	10.11%
(1) The current portion of the total operating lease liabilities of $6.8 million is classified under Other Current Liabilities resulting in $22.4 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
(2) The total finance lease right of use assets of $7.5 million is classified under Other Long-term Assets. The current portion of the total finance lease liabilities of $2.3 million is classified under Other Current Liabilities, resulting in $3.5 million classified in Other Long-term Liabilities section of the condensed consolidated balance sheet.

Future lease payments under non-cancellable leases as of December 27, 2025 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2026 (1)	$3,437	$1,246
2027	6,531	2,115
2028	5,909	2,115
2029	4,511	913
2030	4,006	50
Thereafter	14,346	—
Total undiscounted lease payments	$38,740	$6,439
Less: present value discount	(9,547)	(642)
Total lease liabilities	$29,193	$5,797
(1) Represents estimated lease payments for the remaining six-month period ending June 27, 2026.

12.Segment Information
Operating segments are defined in ASC Topic 280, Segment Reporting as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of December 27, 2025, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services, as this is the only discrete financial information that is regularly reviewed by the chief operating decision maker. This segment provides integrated electronic and mechanical engineering, assembly, sourcing and procurement, logistics, and new product testing for our customers. The chief operating decision maker assesses performance and determines resource allocation for the Company’s single reportable segment based on consolidated net income/loss and total assets/liabilities. The accounting policies of the single reportable segment are the same as those described in the summary of significant accounting policies. Significant segment measures include gross profit which is primarily composed of materials spend and labor costs, which are further presented below.
Significant Segment Measures
In accordance with the adoption of ASU 2023-07 in 2025, the Company determined that significant segment measures included gross profit which is primarily composed of materials and labor costs as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Materials	$53,078	$68,552	$107,036	$146,619
Labor costs	27,865	27,807	54,314	56,660
Other	14,816	9,788	24,905	21,123
Total Cost of sales	$95,759	$106,147	$186,255	$224,402

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
Overview
Key Tronic is a leading contract manufacturer offering value-added design, sourcing and manufacturing services from its facilities in the United States, Mexico, China and Vietnam. The Company provides its customers full engineering services, materials management, worldwide manufacturing facilities, assembly services, in-house testing, and worldwide distribution. Our customers include some of the world’s leading original equipment manufacturers. Our combined capabilities and vertical integration are proving to be a desirable offering to our expanded customer base.
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
Executive Summary
During the second quarter of fiscal 2026, we won new programs in automotive technology, pest control, and industrial equipment.

We reported net sales of $96.3 million the second quarter of fiscal year 2026, down 15.4 percent from $113.9 million in the same period of fiscal year 2025. Net sales in the second quarter of fiscal year 2026 were adversely impacted by reductions in demand from longstanding customers and continued delays to some new program launches as we believe customers continue to face uncertainties in the global economy and also due to product design modifications to certain new customers. In addition, the Company continued to ramp its large consigned materials program that was previously announced. As this program ramps, the Company anticipates less overall revenue when compared to traditional turnkey programs, but an increase in its gross margins.

Additionally during the quarter, Key Tronic initiated a wind-down of its manufacturing operations at its China based facility and instead intends to refocus operations in China on sourcing and procurement activities intended to support its remaining global locations. This initiative is expected to shift more production to the Company’s expanding facilities in the US and Vietnam. The wind-down is expected to be completed by the end of the current fiscal year, and is anticipated to save approximately $1.2 million per quarter following completions. During the second quarter of fiscal year 2026, the Company accrued approximately $1.1 million in severance-related expenses related to this wind-down and approximately $5.0 million in additional non-cash expenses related to the transfer, disposal, and write-off of certain existing inventory, fixed assets, deferred taxes, and other assets.

Furthermore, as previously disclosed, the Company has been restructuring its operations in Juarez, Mexico to focus on higher volume manufacturing. In connection with this restructuring and related headcount reductions, the Company has incurred severance charges in prior periods and has incurred $3.3 million in charges related to severance during its second fiscal quarter related at its Mexico based facility. The restructuring is expected to provide approximately $1.5 million in quarterly savings after the reductions are fully executed.

Gross margins were 0.6 percent in the second quarter and 4.5 percent for the year-to-date period of fiscal year 2026, compared to 6.8 percent in the second quarter and 8.6 percent for the year-to-date period in fiscal year 2025. Operating margin was (10.7) percent in the second quarter and (5.6) percent for the six-month year to date period in fiscal year 2026, down from (1.0) percent and 1.4 percent for the same periods of fiscal year 2025. The year-over-year decreases in gross and operating margins are primarily related to the significant one-time expenses related to the wind-down of China manufacturing operations and severance expenses incurred in Mexico as discussed above.
The concentration of our top three customers’ net sales decreased to 25.1 percent of total sales in the second quarter of fiscal year 2026 from 41.8 percent in the same period of the prior fiscal year. This decrease is related to a decrease in demand from a longstanding customer as well as the transition of an end of life program. As new customer programs ramp, we expect that concentration of our top three customers will continue to decrease.

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
Net loss for the second quarter of fiscal year 2026 was $(8.6) million or $(0.79) per diluted share, as compared to net loss of $(4.9) million or $(0.46) per diluted share for the second quarter of fiscal year 2025. Year-to-date net loss for the first half of fiscal year 2026 was $(10.8) million or $(1.00) per diluted share, compared to $(3.8) million, or $(0.35) per diluted share for the same period of fiscal year 2025. The year-over-year decreases in earnings are a result of the wind-down of manufacturing operations in China, additional headcount reductions in Mexico, and continued reduced demand from longstanding customers.
The adjusted net income was $0.0 million or $0.00 per share for the second quarter of fiscal year 2026, compared to adjusted net loss of $(4.1) million or $(0.38) per share for the same period of fiscal year 2025. For the first six months of fiscal year 2026, the adjusted net loss was $(1.1) million or $(0.10) per share, compared to adjusted net loss of $(1.3) million or $(0.12) per share for the same period of fiscal year 2025. See “Non-GAAP Financial Measures,” below for additional information about adjusted net income (loss) and adjusted net income (loss) per share.

Moving into the third quarter of fiscal year 2026, we continue to see a favorable trend of contract manufacturing returning to North America, as well as continued increases in Mexican wages, and continued market uncertainty related to current and future potential tariffs. In response to these sustained and ongoing trends, the Company continues to restructure its Juarez operations to focus on higher volume manufacturing, while lower volume products with higher service level requirements will migrate to our other sites. These restructuring efforts resulted in a significant headcount reduction which started in the third quarter of fiscal year 2024 and will continue into the third quarter of fiscal year 2026 and potentially smaller further reductions throughout the remainder of fiscal year 2026. Additionally, global logistics problems, China-U.S. geopolitical tensions and related tariff increases may continue to drive Original Equipment Manufacturers (“OEMs”) to examine their traditional outsourcing strategies. The decision to onshore or near shore production appears to be becoming more widely accepted as a smart, long-term strategy. As previously announced, the Company has increased its production capacity and capabilities in its Arkansas and Vietnam facilities in order to continue to benefit from this growing customer demand for rebalancing their contract manufacturing. All of these changes to the Company's international and domestic manufacturing footprint and cost structure provide flexibility to respond to market conditions. We expect this will allow us to mitigate tariff implications and optimize pricing for our customers. As a result, we see opportunities for growth moving forward.
We maintain a strong balance sheet with a current ratio of 2.0 and a debt-to-equity ratio of 0.9 as of December 27, 2025. Total cash provided by operating activities as defined on our cash flow statement was $14.0 million for the six months ended December 27, 2025. We believe we maintain sufficient liquidity for our expected future operations and as of December 27, 2025, had $63.0 million in borrowings under our asset-based revolving credit facility with $20.9 million remaining available and $0.8 million of cash on hand.
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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended December 27, 2025 with the Three Months Ended December 28, 2024
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the three months ended December 27, 2025 as compared to the three months ended December 28, 2024. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	December 27, 2025	% of net sales	December 28, 2024	% of net sales	$ change	% point change
Net sales	$96,319	100.0%	$113,853	100.0%	$(17,534)	—%
Cost of sales	95,759	99.4%	106,147	93.2%	(10,388)	6.2%
Gross profit	560	0.6%	7,706	6.8%	(7,146)	(6.2)%
Research, development and engineering	1,844	1.9%	2,320	2.0%	(476)	(0.1)%
Selling, general and administrative	8,974	9.3%	6,507	5.7%	2,467	3.6%
Total operating expenses	10,818	11.2%	8,827	7.7%	1,991	3.5%
Operating loss	(10,258)	(10.7)%	(1,121)	(1.0)%	(9,137)	(9.7)%
Interest expense, net	2,371	2.5%	3,904	3.4%	(1,533)	(0.9)%
Loss before income taxes	(12,629)	(13.1)%	(5,025)	(4.4)%	(7,604)	(8.7)%
Income tax benefit	(4,059)	(4.2)%	(111)	(0.1)%	(3,948)	(4.1)%
Net loss	$(8,570)	(8.9)%	$(4,914)	(4.3)%	$(3,656)	(4.6)%
Effective income tax rate	32.1%		2.2%
Net Sales
Net sales of $96.3 million for the second quarter of fiscal year 2026 decreased by 15.4 percent as compared to net sales of $113.9 million for the second quarter of fiscal year 2025.

The $17.5 million decrease was primarily due to reductions in demand of approximately $28 million from a longstanding customer and transition of an end-of-life program offset by approximately $11 million in additional revenue from currently ramping programs and increased demand from other longstanding customers. This includes the ongoing ramp of a new manufacturing services contract with a large data processing OEM that consigns its material and components for new production in our Corinth, Mississippi manufacturing facility. This program has the potential to ramp significantly during fiscal year 2026 and is estimated to grow over time to potentially exceed $20 million in annual revenue.
Gross Profit
Gross profit as a percentage of net sales for the three months ended December 27, 2025 was 0.6 percent compared to 6.8 percent for the three months ended December 28, 2024. The year-over-year decreases in gross and operating margins are primarily related to the significant one-time expenses related to the wind-down of China manufacturing operations and severance expenses incurred in Mexico as discussed above.
The level of gross margin is additionally impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded an impairment of approximately $1.3 million and $0.1 million for obsolete inventory during the three months ended December 27, 2025 and December 28, 2024, respectively. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and also inventory that we believe customers will be unable to purchase.

Operating Expenses
There were no significant changes to operating expenses during the second quarter of fiscal year 2026. Total research, development, and engineering (“RD&E”) expenses were $1.8 million during the three months ended December 27, 2025 and $2.3 million during the three months ended December 28, 2024, respectively. Total RD&E expenses as a percent of net sales were 1.9 percent during the three months ended December 27, 2025 and 2.0 percent during the three months ended December 28, 2024.
Total selling, general and administrative (“SG&A”) expenses were $9.0 million during the three months ended December 27, 2025 compared to $6.5 million for the three months ended December 28, 2024. Total SG&A expenses as a percentage of net sales were 9.3 percent for the three months ended December 27, 2025 and 5.7 percent for the three months ended December 28, 2024. These increases are attributable to approximately $3.4 million in estimated reserves associated with the decision to wind-down manufacturing in China partially offset by less variable spend due to the decrease in revenues.
Interest
Interest expense was $2.4 million during the three months ended December 27, 2025 and $3.9 million during the three months ended December 28, 2024. This decrease is largely attributable to lower interest costs as a result of refinancing our debt with a new lender, and a reduction in amounts borrowed, as described in Note 4 of the “Notes to Consolidated Financial Statements.”
Income Taxes
The effective tax rate for the three months ended December 27, 2025 was 32.1 percent compared to 2.2 percent for the three months ended December 28, 2024. The increase was primarily due to federal research and development tax credits and permanent book-to-tax differences relative to the respective pretax income (or loss) amounts of each period, and the recognition of a full valuation allowance against net deferred tax assets in China.
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
Comparison of the Six Months Ended December 27, 2025 with the Six Months Ended December 28, 2024
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the six months ended December 27, 2025 as compared to the six months ended December 28, 2024. It is provided to assist in assessing differences in our overall performance (in thousands):

	Six Months Ended
	December 27, 2025	% of net sales	December 28, 2024	% of net sales	$ change	% point change
Net sales	$195,069	100.0%	$245,411	100.0%	$(50,342)	—%
Cost of sales	186,255	95.5%	224,402	91.4%	(38,147)	4.1%
Gross profit	8,814	4.5%	21,009	8.6%	(12,195)	(4.1)%
Research, development and engineering	3,923	2.0%	4,609	1.9%	(686)	0.1%
Selling, general and administrative	15,733	8.1%	13,077	5.3%	2,656	2.8%
Total operating expenses	19,656	10.1%	17,686	7.2%	1,970	2.9%
Operating income (loss)	(10,842)	(5.6)%	3,323	1.4%	(14,165)	(7.0)%
Interest expense, net	5,147	2.6%	7,167	2.9%	(2,020)	(0.3)%
Loss before income taxes	(15,989)	(8.2)%	(3,844)	(1.6)%	(12,145)	(6.6)%
Income tax benefit	(5,164)	(2.6)%	(54)	—%	(5,110)	(2.6)%
Net loss	$(10,825)	(5.5)%	$(3,790)	(1.5)%	$(7,035)	(4.0)%
Effective income tax rate	32.3%		1.4%
Net Sales
Net sales of $195.1 million for the six months ended December 27, 2025 decreased by 20.5 percent as compared to net sales of $245.4 million for the six months ended December 28, 2024.

The $50.3 million decrease was primarily due to reductions in demand of approximately $75 million from longstanding or end-of-life customers, offset by approximately $30 million in additional revenue from currently ramping programs or increases in demand from other longstanding customers. This includes the ongoing ramp of a new manufacturing services contract with a large data processing OEM that consigns its material and components for new production in our Corinth, Mississippi manufacturing facility. This program has the potential to ramp significantly during fiscal year 2026 and is estimated to grow over time to potentially exceed $20 million in annual revenue.
Gross Profit
Gross profit as a percentage of net sales for the six months ended December 27, 2025 was 4.5 percent compared to 8.6 percent for the six months ended December 28, 2024. The year-to-date, year-over-year decreases in gross and operating margins are primarily related to the significant one-time expenses related to the wind-down of China manufacturing operations and severance expenses incurred in Mexico as discussed above.
The level of gross margin is additionally impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded an impairment of approximately $2.6 million and $0.0 million for obsolete inventory during the six months ended December 27, 2025 and December 28, 2024, respectively. Approximately $0.9 million of this amount is related to the wind-down of our manufacturing operations in China. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and also inventory that we believe customers will be unable to purchase.
Operating Expenses
There were no significant changes to operating expenses during the six months ended December 27, 2025. Total research, development, and engineering (“RD&E”) expenses were $3.9 million during the six months ended December 27, 2025 and $4.6 million during the six months ended December 28, 2024, respectively. Total RD&E expenses as a percent of net sales were 2.0 percent during the six months ended December 27, 2025 and 1.9 percent during the six months ended December 28, 2024.
Total selling, general and administrative (“SG&A”) expenses were $15.7 million during the six months ended December 27, 2025 compared to $13.1 million for the six months ended December 28, 2024. Total SG&A expenses as a percentage of net sales were 8.1 percent for the six months ended December 27, 2025 and 5.3 percent for the six months ended December 28, 2024. These increases are attributable to approximately $3.4 million in estimated reserves associated with the decision to wind-down manufacturing in China partially offset by less variable spend due to the decrease in revenues.
Interest
Interest expense was $5.1 million during the six months ended December 27, 2025 and $7.2 million during the six months ended December 28, 2024. This decrease is largely attributable to lower interest costs as a result of refinancing our debt with a new lender in December 2024, which resulted in a $1.0 million write-off of unamortized loan fees in December of 2024, and a reduction in amounts borrowed, as described in Note 4 of the “Notes to Consolidated Financial Statements.”
Income Taxes
The effective tax rate for the six months ended December 27, 2025 was 32.3 percent compared to 1.4 percent for the six months ended December 28, 2024. The increase was primarily due to federal research and development tax credits and permanent book-to-tax differences relative to the respective pretax income (or loss) amounts of each period and the recognition of a full valuation allowance against net deferred tax assets in China.
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
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States (GAAP), we use certain non-GAAP financial measures, adjusted net income (loss), and adjusted net income (loss) per share, diluted. We provide these non-GAAP financial measures because we believe they provide greater transparency related to our core operations and represent supplemental information used by management in its financial and operational decision making. We exclude (or include) certain items in our non-GAAP financial measures as we believe the net result is a measure of our core business. We believe this facilitates operating performance comparisons from period to period by eliminating potential differences caused by the existence and timing of certain income and expense items that would not otherwise be apparent on a GAAP basis.

In addition, during this period, we have provided adjusted cost of sales, adjusted gross profit, and adjusted gross margin. These additions supplement adjusted net income (loss) by mapping the portion of the identified adjustments utilized in the calculation of adjusted net income (loss) to relevant financial statement line items for re-calculation of the adjusted metrics presented. We have provided these additional non-GAAP financial measures because we believe they provide greater transparency related to our core operations and represent supplemental information used by management in its financial and operational decision making.

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

See the table below entitled “Reconciliation of GAAP to non-GAAP measures” for reconciliations of adjusted net income (loss) and adjusted cost of sales to the most directly comparable GAAP measure, which is GAAP net income (loss), and GAAP cost of sales, respectively, as well as the computation of adjusted gross profit, adjusted gross margin, and adjusted net income (loss) per share, diluted.

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
GAAP net loss	$(8,570)	$(4,914)	$(10,825)	$(3,790)
Severance expenses	4,293	12	5,506	2,039
China manufacturing wind-down	6,168	—	6,168	—
Stock-based compensation expense	278	16	499	83
Write-off of unamortized loan fees	—	1,012	—	1,012
Income tax effect of non-GAAP adjustments (1)	(2,148)	(208)	(2,435)	(627)
Adjusted net income (loss):	$21	$(4,082)	$(1,087)	$(1,283)

Adjusted net income (loss) per share — non-GAAP Diluted	$0.00	$(0.38)	$(0.10)	$(0.12)
Weighted average shares outstanding — Diluted	10,946	10,762	10,815	10,762

GAAP cost of sales	$95,759	$106,147	$186,255	$224,402
Severance expenses	4,293	12	5,506	2,039
China manufacturing wind-down	2,775	—	2,775	—
Adjusted cost of sales	$88,691	$106,135	$177,974	$222,363

Total gross profit adjustments	$7,068	$12	$8,281	$2,039

GAAP gross profit	$560	$7,706	$8,814	$21,009
Total gross profit adjustments	7,068	12	8,281	2,039
Adjusted gross profit	$7,628	$7,718	$17,095	$23,048

GAAP net sales	$96,319	$113,853	$195,069	$245,411
Adjusted gross margin	7.9%	6.8%	8.8%	9.4%

(1) Income tax effects are calculated using an effective tax rate of 20%, which approximates the effective statutory tax rate for the presented periods.

BACKLOG
On December 27, 2025, we had an order backlog of approximately $139.1 million. This compares with a backlog of approximately $162.5 million on December 28, 2024. The decrease in order backlog is primarily related to softening of demand for a number of existing programs. We expect backlog to increase in the coming periods due to recent sizable program wins. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the six months ended December 27, 2025 was $14.0 million. Net cash provided by operating activities was $11.5 million for the six months ended December 28, 2024.
The $14.0 million of net cash provided by operating activities for the six months ended December 27, 2025 was primarily related to $10.8 million in net loss for the period adjusted for $5.0 million of depreciation and amortization, an $11.0 million decrease in accounts receivable, a $6.3 million decrease in inventories, a $2.5 million decrease in contract assets, and a $2.0 million increase in accrued compensation and vacation partially offset by a $1.3 million decrease in accounts payable, a $1.4 million decrease in other liabilities, and a $1.8 million increase in other assets.
The $11.5 million of net cash provided by operating activities for the six months ended December 28, 2024 was primarily related to $3.8 million in net loss for the period adjusted for $5.5 million of depreciation and amortization, a $4.4 million decrease in inventory, a $19.4 million decrease in accounts receivable, a $2.4 million decrease in contract assets, and a $1.7 million increase in other liabilities partially offset by a $15.8 million decrease in accounts payable, a $3.9 million increase in other assets, and a $0.3 million decrease in accrued compensation and vacation.
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
Investing Cash Flow
Cash used in investing activities was $6.5 million during the six months ended December 27, 2025 as compared to cash used in investing activities of $0.8 million during the six months ended December 28, 2024. Our primary investing activities during the six months ended December 27, 2025 and December 28, 2024, related to purchasing equipment to support increased production levels for new programs.
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
Financing Cash Flow
Cash used in financing activities was $8.1 million during the six months ended December 27, 2025 as compared to $11.2 million used in financing activities in the same period of the previous fiscal year. Our primary financing activities during the six months ended December 27, 2025, and December 28, 2024, were borrowings and repayments under our asset-based credit agreement with BMO Bank, N.A. that provides for an asset-based senior secured revolving credit facility (the “Credit Facility”) of up to $115 million, maturing on December 3, 2029, our prior loan and security agreement, as amended, with Bank of America, N.A. and term loans.

Our cash requirements are affected by the level of current operations and new programs. As discussed in Note 4 – “Long Term Debt” of the Notes to the Consolidated Financial Statements, we entered the Credit Facility, and also entered into a $28 million term loan (the "Term Loan") credit agreement with Callodine Commercial Finance, LLC.
We believe that projected cash from operations, funds available under the Credit Facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for at least the next 12 months.

As of December 27, 2025, we had approximately $0.8 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of December 27, 2025 would approximate $16,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in Note 5 of the “Notes to Consolidated Financial Statements.”
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

We manufacture and/or source product in facilities located in Mexico, China, Vietnam, and the United States. These operations may be subject to a number of risks, including:

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

The ongoing wind-down of our China-based manufacturing operations may adversely affect our business, results of operations and financial condition.

On December 19, 2025 the Company committed to a plan to modify its China-based operations, and will end the manufacturing operations at its China-based facility. Instead, the Company intends to refocus operations in China on sourcing and procurement activities intended to support its remaining global locations. The wind down activities remain ongoing and are expected to be substantially completed by the end of the Company’s fiscal year 2026, after which there will still be ongoing sourcing and procurement activities intended to support its remaining global locations. As wind down activities progress, we may discover other facts necessitating additional expenses or charges that may differ from our initial expectations. In addition, we may not be able to complete the wind down activities in all respects or in the expected time frame, due to factors outside of our control. If actual amounts were to differ from our estimates, or if the full and complete wind down takes longer than expected, our results of operations and financial condition could be materially and adversely affected.

Current and future U.S. trade policy could adversely affect our business and results of operations.

Although we maintain significant manufacturing capacity in the U.S. and are in the process of terminating our manufacturing operations in China, the majority of our manufacturing operations are currently located outside the U.S (in countries such as Vietnam and Mexico). We also source certain components and materials for our products from various countries, including China. The U.S. has imposed tariffs impacting certain components and products imported from these countries by us into the

U.S. These tariffs apply to both components imported into the U.S. from these countries for use in the manufacture of products at our U.S. plants and to certain of our customers’ products that we manufacture for them in these countries and that are then imported into the U.S.

Changes in tariffs and other trade policies can be announced with little or no advance notice. The recent broad increase in tariffs on imported products and components from certain countries, including higher tariff levels on those imported from China and Mexico have resulted, and are expected to further result, in retaliatory measures on U.S. goods by those countries and others. If maintained, these tariffs, and the potential escalation of trade disputes, could pose a risk to our business that could affect our revenue and cost of sourcing materials. We are currently shielded from Mexico related tariffs under the United States-Mexico-Canada Agreement, but there is no assurance that this agreement will not be amended or cancelled in the future. Actions we take to adapt to new tariffs or trade restrictions may increase our costs or may cause us to modify our operations, and could drive up our prices to customers. For example, we have incurred significant one-time expenses in the second quarter of 2026 related to the wind-down of our China manufacturing operations. Any decision by a large number of our customers to cease using our manufacturing services due to the application of tariffs could materially reduce our revenue and net income. In addition, tariffs or other trade restrictions have caused, and may continue to cause, adverse changes and uncertainty in U.S. and global financial and economic conditions, which adversely impacts the demand for our products.

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

We have manufacturing and other operations located in Mexico, China, and Vietnam. A significant portion of our operations are denominated in the Mexican Peso, the Chinese currency, the renminbi ("RMB"), and the Vietnamese dong. Currency exchange rates fluctuate daily as a result of a number of factors, including changes in a country's political and economic policies. Volatility in the currencies of our entities and the United States dollar, as well as inflationary costs, could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the cash, receivables, payables and expenses of our operating entities. As part of our hedging strategy, we currently use Mexican Peso forward contracts to hedge future foreign currency fluctuations for a portion of our Mexican Peso denominated expenses. We currently do not hedge expenses denominated in RMB and have occasionally also been unable to hedge expenses denominated in Mexican Peso. Losses have occurred from increases in the value of these currencies relative to the United States dollar and further losses could occur, which could be material to our business, financial results or operations.

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

Our asset-based senior secured revolving credit facility (the “Credit Facility”), also includes certain financial covenants, including average and daily availability and, if triggered, earnings before interest, taxes, depreciation, amortization and other adjustments and a fixed charge coverage ratio covenant will apply. We have in the past failed to meet certain covenants, and may not meet such covenants in the future and may not be able to obtain waivers or amendments from the relevant lenders on terms acceptable to us, or at all. In the event we breach any covenant that results in an event of default, we may be required to amend the Credit Facility on terms that would be less favorable to us, such as an increase in the interest rate. Similarly, our lenders could choose to accelerate payment of the amounts owed by the Company. Under those circumstances our borrowings could become immediately payable. The amendment of our credit arrangements on unfavorable terms or the acceleration of our payment obligations thereunder, would have a material adverse effect on our business, financial condition, results of operations and cash flows. For a summary of our debt obligations, see Note 4 - “Long-Term Debt” of the Notes to Consolidated Financial Statements.

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

We cannot assure you that we will not discover deficiencies in our internal control over financial reporting. Moreover, as discussed in the following risk factor, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. We are a non-accelerated filer under the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements.

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

We are subject to additional requirements contained in the U.S. federal securities laws, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). The Sarbanes-Oxley and Dodd-Frank Acts required certain changes in some of our corporate governance, securities disclosure and compliance practices. The SEC and NASDAQ Global Market have promulgated new rules over time, resulting in increased legal, financial and accounting costs as well as a potential risk of noncompliance. Absent significant changes in related rules, which we cannot assure, we anticipate some level of increased costs related to these new regulations to continue indefinitely. We also expect these developments to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our Board of Directors or qualified management personnel. Further, the costs associated with the compliance with and implementation of procedures under these and future laws and related rules could have a material impact on our results of operations. In addition, the costs associated with noncompliance with additional securities laws and regulations could also impact our business.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility, line of credit facility, and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with SOFR rates. The interest rates applicable to our asset-based secured line of credit facility fluctuate with Itercambaria de Equilibrio Interest Rate. There was outstanding $63.0 million in borrowings under our asset-based senior secured revolving credit facility, MXN20.0 million ($1.12 million USD) outstanding in borrowing under our asset-based secured line of credit facility, and $8.7 million outstanding on our equipment financing facilities as of December 27, 2025.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. From time to time, we use Mexican Peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican Peso denominated expenses. There were $14.3 million of foreign currency forward contracts outstanding as of December 27, 2025. See Note 9 - “Derivative Financial Instruments” to the Notes to Consolidated Financial Statements for additional information regarding our derivative instruments.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
It is the responsibility of our management to establish, maintain, and monitor disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Additionally, these disclosure controls include controls and procedures that are designed to accumulate and communicate the information required to be disclosed to our Chief Executive Officer and Chief Financial Officer, allowing for timely decisions regarding required disclosures.
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).
Based on their evaluation as of December 27, 2025, the Company’s disclosure controls and procedures are effective based on that criteria.

Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended December 27, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).
PART II. OTHER INFORMATION:
Item 1.Legal Proceedings
We are a party to certain lawsuits or claims in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flow, although an adverse resolution against the Company in a fiscal quarter or year could have a material adverse effect on the Company’s results of operations in a particular quarter or year. For further details on claims, if applicable, see Note 8. Commitments and Contingencies in the Notes to Consolidated Financial Statements.
Item 1A.Risk Factors
Information regarding risk factors appear in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q.
Item 5. Other Information

Insider Trading Arrangements
During the fiscal quarter ended December 27, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as defined in Regulation S-K, Item 408.

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

KEY TRONIC CORPORATION

/s/ BRETT R. LARSEN
Brett R. Larsen	Date:	February 9, 2026
President and Chief Executive Officer
(Principal Executive Officer)

/s/ ANTHONY G. VOORHEES
Anthony G. Voorhees	Date:	February 9, 2026
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)