Form 10-Q
period 2026-03-28
KEY TRONIC CORP
filed 2026-05-08
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2026, 10,859,269 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” and “Key Tronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 28, 2026	June 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$431	$1,384
Trade receivables, net of credit losses of $4,642 and $3,479	84,611	96,142
Contract assets, net of credit losses of $547 and $0	23,254	17,409
Inventories	85,798	97,321
Other, net of credit losses of $0 and $1,463	13,885	21,917
Total current assets	207,979	234,173
Property, plant and equipment, net	29,406	27,727
Operating lease right-of-use assets, net	27,810	11,347
Other long-term assets:
Deferred income tax asset	29,309	23,397
Other, net of credit losses of $500 and $500	28,359	19,230
Total other assets	57,668	42,627
Total assets	$322,863	$315,874
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,840	$63,725
Accrued compensation and vacation	5,928	8,157
Current portion of long-term debt	7,257	6,215
Other	22,048	13,894
Total current liabilities	101,073	91,991
Long-term liabilities:
Long-term debt, net	92,038	98,936
Operating lease liabilities	21,154	6,859
Deferred income tax liability	10	—
Other long-term obligations	5,500	954
Total long-term liabilities	118,702	106,749
Total liabilities	219,775	198,740
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,859 and 10,762 shares, respectively	47,970	47,502
Retained earnings	55,153	68,603
Accumulated other comprehensive income (loss)	(35)	1,029
Total shareholders’ equity	103,088	117,134
Total liabilities and shareholders’ equity	$322,863	$315,874
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net sales	$89,571	$111,974	$284,640	$357,385
Cost of sales	82,388	103,367	268,643	327,769
Gross profit	7,183	8,607	15,997	29,616
Research, development and engineering expenses	1,825	2,308	5,748	6,917
Selling, general and administrative expenses	6,233	6,758	21,966	19,835
Gain on insurance proceeds, net of losses	(637)	—	(637)	—
Total operating expenses	7,421	9,066	27,077	26,752
Operating income (loss)	(238)	(459)	(11,080)	2,864
Interest expense, net	2,396	2,581	7,543	9,748
Loss before income taxes	(2,634)	(3,040)	(18,623)	(6,884)
Income tax benefit	(9)	(2,436)	(5,173)	(2,490)
Net loss	$(2,625)	$(604)	$(13,450)	$(4,394)
Net loss per share — Basic	$(0.24)	$(0.06)	$(1.24)	$(0.41)
Weighted average shares outstanding —Basic	10,859	10,762	10,830	10,762
Net loss per share — Diluted	$(0.24)	$(0.06)	$(1.24)	$(0.41)
Weighted average shares outstanding — Diluted	10,859	10,762	10,830	10,762

See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Comprehensive income (loss):
Net loss	$(2,625)	$(604)	$(13,450)	$(4,394)
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	(430)	686	(1,064)	(110)
Comprehensive income (loss)	$(3,055)	$82	$(14,514)	$(4,504)
Other comprehensive loss for the three months ended March 28, 2026 and March 29, 2025, is reflected net of tax expense (benefit) of approximately $(0.1) million and $0.2 million, respectively. Other comprehensive loss for the nine months ended March 28, 2026 and March 29, 2025, is reflected net of tax benefit of approximately $(0.3) million and $0.0 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Nine Months Ended
	March 28, 2026	March 29, 2025
Operating activities:
Net loss	$(13,450)	$(4,394)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	7,130	7,945
Amortization of deferred loan costs	447	1,413
Noncash lease expense	3,139	3,607
Inventory adjustments to net realizable value	2,920	—
Provision for warranty	—	17
Provision for credit losses	3,836	740
(Gain) loss on disposal of assets	(1)	2
Gain on insurance proceeds, net of losses	(637)	—
Share-based compensation expense	468	109
Deferred income taxes	(5,902)	(4,445)
Changes in operating assets and liabilities:
Trade receivables	9,556	19,574
Contract assets	58	2,221
Inventories	8,603	5,769
Other assets	(2,055)	(7,284)
Accounts payable	2,115	(14,127)
Accrued compensation and vacation	(2,229)	(653)
Other liabilities	(4,027)	(376)
Cash provided by operating activities	9,971	10,118
Investing activities:
Purchase of property and equipment	(3,684)	(3,020)
Cash used in investing activities	(3,684)	(3,020)
Financing activities:
Payment of financing costs	(208)	(2,681)
Repayments of long term debt	(5,583)	(3,533)
Borrowings under revolving credit agreement	116,225	347,835
Repayments of revolving credit agreement	(117,179)	(376,932)
Principal payments on finance leases	(937)	(2,071)
Proceeds from issuance of long-term debt	442	28,000
Cash used in financing activities	(7,240)	(9,382)
Net decrease in cash and cash equivalents	(953)	(2,284)
Cash and cash equivalents, beginning of period	1,384	4,752
Cash and cash equivalents, end of period	$431	$2,468
Supplemental cash flow information:
Interest payments	$7,215	$8,405
Income tax payments, net of refunds	$1,257	$902
Recognition of operating lease liabilities and right-of-use assets	$22,133	$784
Recognition of financing lease liabilities and right-of-use assets	$8,220	$—
Derecognition of operating lease liabilities and right of use assets	$(2,531)	$—
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Total shareholders’ equity, beginning balances	$106,174	$119,487	$117,134	$123,990

Common stock (shares):
Beginning balances	10,859	10,762	10,762	10,762
Restricted stock awards released	—	—	97	—
Ending balances	10,859	10,762	10,859	10,762

Common stock:
Beginning balances	$48,001	$47,367	$47,502	$47,284
Share-based compensation expense	(31)	26	468	109
Ending balances	47,970	47,393	47,970	47,393

Retained Earnings:
Beginning balances	$57,778	$73,131	$68,603	$76,921
Net loss	(2,625)	(604)	(13,450)	(4,394)
Ending balances	55,153	72,527	55,153	72,527

Accumulated other comprehensive income (loss):
Beginning balances	$395	$(1,011)	$1,029	$(215)
Unrealized gain (loss) on hedging instruments, net	(430)	686	(1,064)	(110)
Ending balances	(35)	(325)	(35)	(325)
Total shareholders’ equity, ending balances	$103,088	$119,595	$103,088	$119,595
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
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three month period ended March 28, 2026 and March 29, 2025, were both 13 week periods. Fiscal year 2026 will end on June 27, 2026, which is a 52 week year. Fiscal year 2025, which ended on June 28, 2025, was also a 52 week year.
Management’s Assessment of Liquidity
Historically, due to the timing between the procurement of raw materials, production cycle and payment from our customers, we have financed operations and met our capital expenditure requirements primarily through cash flows provided by operations and borrowings under our credit facilities. We generated cash from operations of $10.0 million and $10.1 million, respectively, during the nine-month periods ended March 28, 2026, and March 29, 2025, respectively, and have positive working capital of $106.9 million as of March 28, 2026. Based on current projections, we anticipate continuing to generate cash from operations as revenue is expected to increase throughout fiscal year 2026 along with further gross margin improvements.

On December 3, 2024, we entered into an asset-based credit agreement with BMO Bank, N.A that provides for an asset-based senior secured revolving credit facility of up to $115 million, maturing on December 3, 2029. On December 3, 2024, we also entered into a $28 million term loan credit agreement with Callodine Commercial Finance, LLC. As of March 28, 2026, approximately $20.2 million was available under the asset-based senior secured revolving credit facility. Finally, $0.4 million of cash was on hand. We believe that projected cash from operations and funds available under our asset-based revolving credit facility will be sufficient to meet our working and fixed capital requirements for at least the next 12 months.
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

Revenue Recognition
The first step in its process for revenue recognition is to identify the contract with a customer. A contract is defined as an agreement between two or more parties that creates enforceable rights and obligations. A contract can be written, oral, or implied. The Company generally enters into manufacturing service agreements (“MSA”) with its customers that outlines the terms of the business relationship between the customer and the Company. This includes matters such as warranty, indemnification, transfer of title and risk of loss, liability for excess and obsolete inventory, pricing, and payment terms. The Company will also bid on a program-by-program basis for customers in which an executed MSA may not be in place. In these instances, as well as when we have an MSA in place, we receive customer purchase orders for specific quantities and timing of products. As a result, the Company considers its contract with a customer to be the combination of the MSA and the purchase order. The transaction price is fixed and set forth in each purchase order. In the Company's normal course of business, there are no variable pricing components, or material amounts refunded to customers in the form of refunds or rebates.
The Company assesses whether control of the product or services promised under the contract is transferred to the customer at a point in time (shipment) or over time (as we manufacture the product). The Company is first required to evaluate whether its contracts meet the criteria for 'over-time' or 'point-in-time' recognition. The Company has determined that for the majority of its contracts the Company is manufacturing products for which there is no alternative use due to the unique nature of the customer-specific product, IP and other contract restrictions. The Company has an enforceable right to payment including a reasonable profit for performance completed to date with respect to these contracts. As a result, revenue is recognized under these contracts 'over-time' based on the input cost-to-cost method as it better depicts the transfer of control. This input method is based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, such as manufacturing contracts for which the terms do not provide an enforceable right to payment for performance completed to date, the Company recognizes revenue when it has transferred control of the related manufactured products which generally occurs upon shipment to the customer. Revenue from engineering services is recognized over time as costs related to the services are incurred, which approximates proportional performance of the service. This method is used because management considers it to be the best available measure of progress on the contracts. Revenue from scrap and excess inventory sales is recognized at the point-in-time of scrap at the customers’ direction, or, if applicable, shipment of the material to the customer.
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
3.Inventories
Inventories as of March 28, 2026 are $85.8 million compared to $97.3 million as of June 28, 2025. The components of inventories consist of the following (in thousands):

	March 28, 2026	June 28, 2025
	(in thousands)
Raw materials and supplies	$65,271	$75,429
Work-in-process	20,527	21,892
Inventories	$85,798	$97,321

4.Long-Term Debt

	Maturity Date	Interest Rate	March 28, 2026	June 28, 2025
			(in thousands)
Asset-based senior secured revolving credit facility (1)	December 3, 2029	6.8%	$66,325	$67,900
Domestic term loan - Callodine (2)	December 3, 2029	10.8%	24,250	26,500
Foreign line of credit (3)	December 11, 2026	10.0%	1,086	3,253
Domestic term loan - Balboa (4)	September 19, 2029	6% to 8%	3,038	3,702
Foreign term loan - Banorte (5)	April 24, 2026	5.5%	100	1,000
Domestic term loan - Avtech 8 (6)	December 16, 2028	13.6%	658	278
Domestic term loan - Avtech 9 (7)	June 30, 2028	11.7%	4,020	4,996
Foreign term loan - Banorte (3)	September 7, 2030	11.0%	2,057	—
Total debt			101,534	107,629
Less: current portion of debt			(7,257)	(6,215)
Less: unamortized financing costs			(2,239)	(2,478)
Long-term debt, net			$92,038	$98,936
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
Generally, under the Credit Agreement and at the Company’s option: (i) each SOFR Loan shall bear interest at a rate per annum equal to Adjusted Term SOFR (Term SOFR plus 0.10%, subject to a floor of 0.00%) plus an applicable margin of 2.50% to 3.00%, depending on the availability of borrowing amounts under the Credit Agreement; and (ii) each Base Rate Loan, Swing Line Loan or other Obligation shall bear interest at a rate per annum equal to the Base Rate (subject to a floor of 1.00%) plus an applicable margin of 1.50% to 2.00%, depending on the availability of borrowing amounts under the Credit Agreement. As of March 28, 2026, the applicable margin was 2.75% for SOFR Loans and 1.75% for Base Rate Loans. If there is an event of default under the Credit Agreement, all loans and other obligations may bear interest at a rate of an additional 2.00% on the otherwise applicable interest rates. In addition to the applicable interest rates, the Company is required to pay a fee of 0.2% per annum on the unused portion of the Credit Facility, monthly in arrears. Availability on the line of credit is generally determined based on eligible inventory and accounts receivable balances.
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
As of March 28, 2026, the Company had an outstanding balance under the asset-based revolving credit facility of $66.3 million, $0.7 million in outstanding letters of credit and $20.2 million available for future borrowings.
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
The credit facility bears interest at Iterbancario de Equilibrio Interest Rate plus 2.75%, and as of March 28, 2026, was 10.0%. As of March 28, 2026, the Company had an outstanding balance under the revolving credit facility of MXN19 million ($1.1 million USD) and MXN1 million ($0.0 million USD) was available for future borrowings.
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
Debt maturities as of March 28, 2026 for the next five years are as follows (in thousands):

Fiscal Years Ending	Amount
2026 (1)	$1,593
2027	7,224
2028	6,920
2029	4,343
2030	81,339
Thereafter	115
Total debt	101,534
Unamortized debt issuance costs	(2,239)
Long-term debt, net of debt issuance costs	$99,295
(1) Represents scheduled payments for the remaining three-month period ending June 27, 2026.
The Company must comply with certain financial covenants, including average and daily availability and, if triggered, earnings before interest, taxes, depreciation, amortization and other adjustments and a fixed charge coverage ratio covenant will apply. The Credit Agreement requires the Company to grant certain inspection rights to BMO Bank, N.A., limit or restrict the Company’s cash management; limit or restrict the ability of the Company to incur additional liens, make acquisitions or investments, incur additional indebtedness, engage in mergers, consolidations, liquidations, dissolutions, or dispositions, pay dividends or other restricted payments, prepay certain indebtedness, engage in transactions with affiliates, and use proceeds. As of March 28, 2026, the Company was in compliance with all applicable financial covenants.
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
The Company has available approximately $11.8 million of gross federal research and development tax credits as of March 28, 2026 expiring in various fiscal years from 2033 to 2046. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of March 28, 2026, the Company has recorded $3.0 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $8.8 million.
Management has reviewed all deferred tax assets for purposes of determining whether a valuation allowance may be required. A valuation allowance against deferred tax assets is required if it is more likely than not that some of the deferred tax assets will not be realized. In spite of the Company’s current cumulative loss position before nonrecurring items such as cyber losses and restructuring costs, based upon the Company’s historical profitability and forecasted income, management determined that it is more likely than not that the deferred tax assets will be realized, except for deferred tax assets in China, discussed below. The Company’s largest deferred tax assets are federal research and development tax credits, deferred research and development expenses, and interest expense deduction carryforwards. Company forecasts show that the credits will be utilized within the expiration period. Deferred research and development expenses are deductible in fiscal year 2026 under the One Big Beautiful Bill Act. Interest expense deduction carryforwards, which never expire and carry forward indefinitely, are projected to be utilized in future periods as profitability increases and interest expense decreases. Profitability is forecasted in the coming years due to the nonrecurrence of significant expense items in recent years such as cyber losses and restructuring costs, the future cost benefits associated with the restructuring costs, and significant income and increased margins from multiple new customers. The Company has closely monitored the realizability of deferred tax assets, tracking book income, permanent differences, and nonrecurring items while projecting future utilization of deferred tax assets, and will continue to do so as future actual results are compared to forecasted results. The Company’s decision to end manufacturing operations in China has resulted in loss carryforwards that more likely than not will not be realized in the carryforward period. Therefore, the Company has placed a full valuation allowance on the net deferred tax asset in China as of March 28, 2026.

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

	Three Months Ended		Nine Months Ended
	(in thousands, except per share information)
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net loss	$(2,625)	$(604)	$(13,450)	$(4,394)
Weighted average shares outstanding—basic	10,859	10,762	10,830	10,762
Effect of dilutive common stock awards	—	—	—	—
Weighted average shares outstanding—diluted	$10,859	$10,762	$10,830	$10,762
Net loss per share—basic	$(0.24)	$(0.06)	$(1.24)	$(0.41)
Net loss per share—diluted	$(0.24)	$(0.06)	$(1.24)	$(0.41)
Antidilutive shares not included in diluted earnings per share	182	13	122	2

7. Stock-Based Compensation and Benefit Plans
The Company’s 2024 Incentive Plan provides for equity and liability awards to employees and non-employee directors with service and performance vesting conditions in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock-based or cash-based awards. At March 28, 2026, 1,056,448 shares were available for grant. Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period, and is recorded as employee compensation expense in cost of goods sales, research, development and engineering, and selling, general and administrative expenses. Share-based compensation is recognized only for those awards that are expected to vest. For SARs awards, forfeitures are estimated at the date of grant based on historical experience and future expectations. Due to a lack of historical experience and a different grant pool than SARs, forfeitures for restricted stock units are accounted for prospectively as they occur.
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

	SARs	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding, June 30, 2024	387,500	$—	$5.78	1.8
SARs forfeited	(136,250)		$7.17
SARs expired	(115,000)		$4.93
Outstanding, March 29, 2025	136,250	$—	$5.10	2.3

Outstanding, June 28, 2025	136,250	—	$5.10	2.1
SARs forfeited	(136,250)		$5.10
Outstanding, March 28, 2026	—	$—	$—	—
Exercisable, March 28, 2026	—	$—	$—	—

The Black-Scholes option valuation model is used by the Company for estimating the fair value of SARs. Option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. Changes in these assumptions can materially affect the fair value estimates. There were no SARs granted during the three or nine-months ended March 28, 2026 and March 29, 2025.
Share-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. No SARs expense was recognized during the three months ended March 28, 2026 or March 29, 2025. No SARs expense was recognized during the nine months ended March 28, 2026 and $(139,000) was recognized during the nine months ended March 29, 2025.
There were no SARs exercised during the three or nine month periods ended March 28, 2026 or March 29, 2025.
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
The following table is a summary of restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding, June 30, 2024	—
Granted	329,457	$4.52
Outstanding, March 29, 2025	329,457	$4.52

Outstanding, June 28, 2025	281,577	$4.52
Granted	552,375	$2.79
Released	(97,398)	$4.52	$285
Forfeited	(12,688)	$3.28
Outstanding, March 28, 2026	723,866	$3.18
Vested but not released, March 28,2026	—

Total restricted stock unit expense recognized during the three months ended March 28, 2026 and March 29, 2025 was approximately $(31,000) and $26,000. Total restricted stock unit expense recognized during the nine months ended March 28, 2026 and March 29, 2025 was approximately $468,000 and $250,000.
As of March 28, 2026 total unrecognized compensation expense on restricted stock units was $1.5 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.
8.Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $25,300 as of March 28, 2026 and $26,000 as of June 28, 2025.

9.Derivative Financial Instruments
A significant portion of our operations are in foreign locations, which results in transactions occurring in currencies other than the U.S. Dollar. As a part of our risk management strategy, we use Mexican Peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican Peso denominated expenses. As of March 28, 2026, the Company had outstanding foreign currency forward contracts with a total notional amount of $19.5 million that mature through the third quarter of fiscal year 2027. During the three months ended March 28, 2026, the Company entered into $11.7 million of foreign currency forward contracts and settled $6.6 million of such contracts. During the same period of the previous year, the Company did not enter into foreign currency forward contracts and settled $8.1 million of such contracts.
During the nine months ended March 28, 2026, the Company entered into $27.0 million of foreign currency forward contracts and settled $20.4 million of such contracts. During the same periods of the previous year, the Company entered into $29.0 million of foreign currency forward contracts and settled $20.6 million of contracts.
Changes in the fair value of the forward contracts are recognized as a component of OCI and will be recognized in cost of sales when the hedged item affects earnings. The amount of net loss expected to be reclassified into earnings in the next 12 months is approximately $35,000.
The following table summarizes the fair value of the derivative instruments in the Consolidated Balance Sheets as of March 28, 2026 and June 28, 2025 (in thousands):

		Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20	Balance Sheet Location	March 28, 2026	June 28, 2025
Foreign currency forward contracts	Other current assets	$56	$1,330

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Operations for the three months ended March 28, 2026 and March 29, 2025, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of December 27, 2025	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 28, 2026
Forward contracts	Cost of sales	$(395)	$794	$(364)	$35
Total		$(395)	$794	$(364)	$35

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of December 28, 2024	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 29, 2025
Forward contracts	Cost of sales	$1,011	$(1,274)	$588	$325
Total		$1,011	$(1,274)	$588	$325

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Operations for the nine months ended March 28, 2026 and March 29, 2025, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 28, 2025	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 28, 2026
Forward contracts	Cost of sales	(1,029)	3,217	(2,153)	35
		$(1,029)	3,217	(2,153)	35
Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 29, 2024	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of March 29, 2025
Forward contracts	Cost of sales	215	(1,276)	1,386	325
Total		$215	(1,276)	1,386	325

As of March 28, 2026, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our lines of credit and foreign currency risk resulting from our China and Vietnam operations. The Company does not currently manage these risk exposures by using derivative instruments.

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
The Company assesses whether control of the product or services promised under the contract is transferred to the customer at a point in time (shipment) or over time (as we manufacture the product). The Company is first required to evaluate whether its contracts meet the criteria for 'over-time' or 'point-in-time' recognition. The Company has determined that for the majority of its contracts the Company is manufacturing products for which there is no alternative use due to the unique nature of the customer-specific product, IP and other contract restrictions. The Company has an enforceable right to payment including a reasonable profit for performance completed to date with respect to these contracts. As a result, revenue is recognized under these contracts 'over-time' based on the input cost-to-cost method as it better depicts the transfer of control. This input method is based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, such as manufacturing contracts for which the terms do not provide an enforceable right to payment for performance completed to date, the Company recognizes revenue when it has transferred control of the related manufactured products, which generally occurs upon shipment to the customer. Revenue from engineering services is recognized over time as costs related to the services are incurred, which approximates proportional performance of the services. This method is used because management considers it to be the best available measure of progress on the contracts. Revenue from scrap and excess inventory sales is recognized at the point-in-time of scrap at the customers’ direction, or, if applicable, shipment of the material to the customer.
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
During the first nine months of fiscal year 2026, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.

Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Current contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional.
The following table summarizes the activity in the Company’s contract assets during the nine months ended March 28, 2026 (in thousands):

Contract Assets
Beginning balance, June 28, 2025	$17,409
Revenue recognized	272,214
Amounts collected or invoiced	(266,369)
Ending balance, March 28, 2026	$23,254

The Company also has long term contract assets of approximately $10.3 million at March 28, 2026, and $10.4 at June 28, 2025, classified under Other long-term assets in the condensed consolidated balance sheet. No revenue was recognized, and approximately $75,606 was collected or invoiced related to these balances during the period. The remaining performance obligations related to these amounts are tied to the manufacturing of electronic products.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three and nine months ended March 28, 2026 and March 29, 2025 (in thousands):

	Revenue
Recognition	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Over-Time	$85,827	$106,396	$272,214	$339,478
Point-in-Time	3,744	5,578	12,426	17,907
Total	$89,571	$111,974	$284,640	$357,385

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
For operating leases, discount rates assumed range from 4.0% to 9.5% . The weighted average discount rate is disclosed in the tables below.
The components of lease cost for the three months and nine months ended March 28, 2026 and March 29, 2025 were (in thousands):

		Three Months Ended		Nine Months Ended
		March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Lease cost	Classification
Operating lease cost	Cost of sales	$1,478	$654	$4,704	$2,827
Operating lease cost	Selling, general and administrative expenses	$194	$33	$561	$132

Financing lease cost	Cost of sales	$629	$1,268	$935	$3,868
Financing lease cost	Selling, general and administrative expenses	$21	$183	$45	$549

Total lease cost		$2,322	$2,138	$6,245	$7,376

Fixed lease cost		$2,133	$1,078	$5,216	$4,936
Short-term lease cost		189	1,060	$1,029	$2,440
Total lease cost		$2,322	$2,138	$6,245	$7,376

Amounts reported in the Consolidated Balance Sheet as of March 28, 2026 and June 28, 2025 were (in thousands, except weighted average lease term and discount rate):

	March 28, 2026	June 28, 2025
Operating Leases:
Operating lease right of use assets	$27,810	$11,347
Operating lease liabilities (1)	$27,810	$11,347

Weighted-average remaining lease term (in years)
Operating leases	7.08	3.29

Weighted-average discount rate
Operating leases	7.88%	4.07%

Financing Leases (2):
Financing lease right of use assets	$10,428	$2,244
Financing lease liabilities	$8,402	$1,912

Weighted-average remaining lease term (in years)
Financing leases	2.70	2.35

Weighted-average discount rate
Financing leases	8.47%	10.11%
(1) The current portion of the total operating lease liabilities of $6.7 million is classified under Other Current Liabilities resulting in $21.2 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
(2) The total finance lease right of use assets of $10.4 million is classified under Other Long-term Assets. The current portion of the total finance lease liabilities of $3.8 million is classified under Other Current Liabilities, resulting in $4.6 million classified in Other Long-term Liabilities section of the condensed consolidated balance sheet.

Future lease payments under non-cancellable leases as of March 28, 2026 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2026 (1)	$1,713	$957
2027	6,489	3,639
2028	5,866	3,075
2029	4,468	1,529
2030	3,963	50
Thereafter	14,314	—
Total undiscounted lease payments	$36,813	$9,250
Less: present value discount	(9,003)	(848)
Total lease liabilities	$27,810	$8,402
(1) Represents estimated lease payments for the remaining nine-month period ending June 27, 2026.

12.Segment Information
Operating segments are defined in ASC Topic 280, Segment Reporting as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of March 28, 2026, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services, as this is the only discrete financial information that is regularly reviewed by the chief operating decision maker. This segment provides integrated electronic and mechanical engineering, assembly, sourcing and procurement, logistics, and new product testing for our customers. The chief operating decision maker assesses performance and determines resource allocation for the Company’s single reportable segment based on consolidated net income/loss and total assets/liabilities. The accounting policies of the single reportable segment are the same as those described in the summary of significant accounting policies. Significant segment measures include gross profit which is primarily composed of materials spend and labor costs, which are further presented below.
Significant Segment Measures
In accordance with the adoption of ASU 2023-07 in 2025, the Company determined that significant segment measures included gross profit, which is primarily composed of materials and labor costs as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Materials	$47,032	$65,338	$154,068	$211,956
Labor costs	26,529	27,605	80,843	84,265
Other	8,827	10,424	33,732	31,548
Total Cost of sales	$82,388	$103,367	$268,643	$327,769

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
References in this report to “the Company,” “Key Tronic,” “we,” “our,” or “us” mean Key Tronic Corporation together with its subsidiaries, except where the context otherwise requires.

This Quarterly Report contains forward-looking statements in addition to historical information. Forward-looking statements include, but are not limited to those including such words as aims, anticipates, believes, continues, could, estimates, expects, hopes, intends, plans, predicts, projects, targets, or will, similar verbs, or nouns corresponding to such verbs, which may be forward looking. Forward-looking statements also include other passages that are relevant to expected future events, performances, and actions or that can only be fully evaluated by events that will occur in the future. Forward-looking statements in this Quarterly Report include, without limitation, the Company’s statements regarding its expectations with respect to financial conditions and results, including revenue, earnings, and margins, the Company’s ability to shift its focus in China and build out production capacity in the US and Vietnam and the timing of completion of those facilities, cost savings from headcount reduction and the wind-down of manufacturing operations in China, demand for certain products and the effectiveness of some of its programs, business from customers and programs, new program launches, impacts from operational streamlining and efficiencies, including reductions in inventories, and impacts of repairs to its facilities from winter storm damage.

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
Executive Summary
During the third quarter of fiscal 2026, we won new programs in automotive technology, industrial tooling, pest control and industrial power management.

We reported net sales of $89.6 million the third quarter of fiscal year 2026, down 20.0 percent from $112.0 million in the same period of fiscal year 2025. Decreases in revenue were largely attributable to decreased demand from a legacy customer and an end-of-life program transition. The reported revenue for the third quarter of fiscal year 2026 was also adversely impacted by Winter Storm Fern in the South which caused temporary site closures due to facility damage that the Company expects will be largely covered by insurance. Finally, Key Tronic faced challenges during the quarter related to customer design delays on a new program with a legacy customer, as well as delays in receiving allocated components on a separate program. The Company is expecting revenue growth on increased demand from legacy customers and new program launches in its fourth quarter of 2026. This includes the ongoing ramp of a new manufacturing services contract with a large data processing OEM that consigns its material and components for new production in our Corinth, Mississippi manufacturing facility and is estimated to grow over time.

The Company reported margin improvements in the third quarter of fiscal year 2026, despite lower revenue levels compared to prior periods.This demonstrates the operating efficiencies gained from our cost-cutting initiatives during the past two years. Gross margin and operating margins were 8.0 percent and (0.3) percent, respectively, in the third quarter of fiscal year 2026 compared to 7.7 percent and (0.4) percent, respectively, for the same period of fiscal year 2025. Adjusted gross margin was 8.5% for the third quarter of fiscal year 2026 up from 8.4% in the same period of fiscal year 2025. See “Non-GAAP Financial Measures,” below for additional information about adjusted gross margin. As revenue rebounds, Key Tronic expects continued margin increases in coming periods.

Gross margin and operating margin was 5.6 percent and (3.9) percent for the year-to-date period of fiscal year 2026 compared to 8.3 percent and 0.8 percent, respectively, for the same period of fiscal year 2025. These decreases in gross and operating margins are primarily related to the significant one-time expenses related to the wind-down of China manufacturing operations and severance expenses incurred in Mexico as discussed above.

During the quarter, the Company continued to prepare for anticipated long-term growth by executing its near-shoring and tariff mitigation strategies to reduce costs while maintaining the diversity and flexibility of its key locations and capabilities. Key Tronic believes that these cost reductions have enabled the Company to become more competitive on recent quoting opportunities. During the quarter, Key Tronic continued the wind-down of its manufacturing operations at its China based facility that began in its second quarter. As previously reported, the Company instead intends to refocus operations in China on sourcing and procurement activities intended to support its remaining global locations. This initiative is expected to shift more production to the Company’s expanding facilities in the US and Vietnam. The wind-down is expected to be completed by the end of the current fiscal year, and is anticipated to save approximately $1.2 million per quarter following completion. During the third quarter of fiscal year 2026, there were no significant additional charges related to this wind-down.

The concentration of our top three customers’ net sales decreased to 21.6 percent of total sales in the third quarter of fiscal year 2026 from 33.5 percent in the same period of the prior fiscal year. This decrease is related to a decrease in demand from a longstanding customer as well as the transition of an end of life program. As new customer programs ramp, we expect that concentration of our top three customers will continue to decrease.
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
Net loss for the third quarter of fiscal year 2026 was $(2.6) million or $(0.24) per diluted share, as compared to net loss of $(0.6) million or $(0.06) per diluted share for the third quarter of fiscal year 2025. Year-to-date net loss for the first nine months of fiscal year 2026 was $(13.5) million or $(1.24) per diluted share, compared to $(4.4) million, or $(0.41) per diluted share for the same period of fiscal year 2025. The year-over-year decreases in earnings are a result of the wind-down of manufacturing operations in China, additional headcount reductions in Mexico, and continued reduced demand from longstanding customers.
The adjusted net income was $(2.8) million or $(0.26) per share for the third quarter of fiscal year 2026, compared to adjusted net income of $0.1 million or $0.01 per share for the same period of fiscal year 2025. For the first nine months of fiscal year 2026, the adjusted net loss was $(3.9) million or $(0.36) per share, compared to adjusted net loss of $(1.2) million or $(0.11) per share for the same period of fiscal year 2025. See “Non-GAAP Financial Measures,” below for additional information about adjusted net income (loss) and adjusted net income (loss) per share.

Moving into the fourth quarter of fiscal year 2026, we continue to see a favorable trend of contract manufacturing returning to North America, and continued market uncertainty related to current and future potential tariffs. In response to these sustained and ongoing trends, the Company continues to restructure its Juarez operations to focus on higher volume manufacturing, while lower volume products with higher service level requirements will migrate to our other sites. These restructuring efforts resulted in a significant headcount reduction which started in the third quarter of fiscal year 2024, continued into the third quarter of fiscal year 2026 and may include smaller further reductions throughout the remainder of fiscal year 2026. Key Tronic believes that these cost reductions have enabled the Company to become more competitive on recent quoting opportunities, and is expecting both revenue and margin growth as a result.

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
We maintain a strong balance sheet with a current ratio of 2.1 and a debt-to-equity ratio of 1.0 as of March 28, 2026. Total cash provided by operating activities as defined on our cash flow statement was $10.0 million for the nine months ended March 28, 2026. We believe we maintain sufficient liquidity for our expected future operations and as of March 28, 2026, had $66.3 million in borrowings under our asset-based revolving credit facility with $20.2 million remaining available and $0.4 million of cash on hand.

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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 28, 2026 with the Three Months Ended March 29, 2025
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the three months ended March 28, 2026 as compared to the three months ended March 29, 2025. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	March 28, 2026	% of net sales	March 29, 2025	% of net sales	$ change	% point change
Net sales	$89,571	100.0%	$111,974	100.0%	$(22,403)	—%
Cost of sales	82,388	92.0%	103,367	92.3%	(20,979)	(0.3)%
Gross profit	7,183	8.0%	8,607	7.7%	(1,424)	0.3%
Research, development and engineering	1,825	2.0%	2,308	2.1%	(483)	(0.1)%
Selling, general and administrative	6,233	7.0%	6,758	6.0%	(525)	1.0%
Gain on insurance proceeds, net of losses	(637)	(0.7)%	—	—%	(637)	(0.7)%
Total operating expenses	7,421	8.3%	9,066	8.1%	(1,645)	0.2%
Operating loss	(238)	(0.3)%	(459)	(0.4)%	221	0.1%
Interest expense, net	2,396	2.7%	2,581	2.3%	(185)	0.4%
Loss before income taxes	(2,634)	(2.9)%	(3,040)	(2.7)%	406	(0.2)%
Income tax benefit	(9)	—%	(2,436)	(2.2)%	2,427	2.2%
Net loss	$(2,625)	(2.9)%	$(604)	(0.5)%	$(2,021)	(2.4)%
Effective income tax rate	0.3%		80.1%
Net Sales
Net sales of $89.6 million for the third quarter of fiscal year 2026 decreased by 20.0 percent as compared to net sales of $112.0 million for the third quarter of fiscal year 2025.
As noted above, the $22.4 million decrease was primarily due to reductions in demand of approximately $16.1 million from a longstanding customer and $7.2 million on the transition of an end-of-life program. Net sales for the third quarter of fiscal year 2026 was also adversely impacted by Winter Storm Fern in the southern United States, which caused temporary site closures due to facility damage, as well as certain customer design delays on a new program with a legacy customer and delays in receiving allocated components on a separate program.
Gross Profit
Gross profit as a percentage of net sales for the three months ended March 28, 2026 was 8.0 percent compared to 7.7 percent for the three months ended March 29, 2025. The quarter-over-quarter increases in gross margins is primarily related to the efficiency gains from the company’s cost reduction initiatives over the past two years.
The level of gross margin is additionally impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, all of which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded an impairment of approximately $0.3 million and $0.0 million for obsolete inventory during the three months ended March 28, 2026 and March 29, 2025, respectively. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and also inventory that we believe customers will be unable to purchase.

Operating Expenses
There were no significant changes to operating expenses during the third quarter of fiscal year 2026. Total research, development, and engineering (“RD&E”) expenses were $1.8 million during the three months ended March 28, 2026 and $2.3 million during the three months ended March 29, 2025, respectively. Total RD&E expenses as a percent of net sales were 2.0 percent during the three months ended March 28, 2026 and 2.1 percent during the three months ended March 29, 2025.
Total selling, general and administrative (“SG&A”) expenses were $6.2 million during the three months ended March 28, 2026 compared to $6.8 million for the three months ended March 29, 2025. Total SG&A expenses as a percentage of net sales were 7.0 percent for the three months ended March 28, 2026 and 6.0 percent for the three months ended March 29, 2025. The decrease is attributable to less reserve charges for customer receivables.
Interest
Interest expense was $2.4 million during the three months ended March 28, 2026 and $2.6 million during the three months ended March 29, 2025. This decrease is largely attributable to less overall debt outstanding.
Income Taxes
The effective tax rate for the three months ended March 28, 2026 was 0.3 percent compared to 80.1 percent for the three months ended March 29, 2025. The decrease was primarily due to permanent book-to-tax differences relative to the respective pretax income (or loss) amounts of each period, no tax benefit for losses incurred in China, and federal research and development tax credits.
Our judgments regarding deferred tax assets and liabilities may change due to changes in market conditions, changes in estimates, changes in tax laws or other factors. If assumptions and estimates change in the future, the deferred tax assets and liability will be adjusted accordingly and any increase or decrease will result in an additional deferred income tax expense or benefit in subsequent periods. For further information on taxes, see Note 5, “Income Taxes” of the Notes to Consolidated Financial Statements.
Comparison of the Nine Months Ended March 28, 2026 with the Nine Months Ended March 29, 2025
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the nine months ended March 28, 2026 as compared to the nine months ended March 29, 2025. It is provided to assist in assessing differences in our overall performance (in thousands):

	Nine Months Ended
	March 28, 2026	% of net sales	March 29, 2025	% of net sales	$ change	% point change
Net sales	$284,640	100.0%	$357,385	100.0%	$(72,745)	—%
Cost of sales	268,643	94.4%	327,769	91.7%	(59,126)	2.7%
Gross profit	15,997	5.6%	29,616	8.3%	(13,619)	(2.7)%
Research, development and engineering	5,748	2.0%	6,917	1.9%	(1,169)	0.1%
Selling, general and administrative	21,966	7.7%	19,835	5.6%	2,131	2.1%
Gain on insurance proceeds, net of losses	(637)	(0.7)%	—	—%	(637)	(0.7)%
Total operating expenses	27,077	9.0%	26,752	7.5%	325	1.5%
Operating income (loss)	(11,080)	(3.9)%	2,864	0.8%	(13,944)	(4.7)%
Interest expense, net	7,543	2.7%	9,748	2.7%	(2,205)	—%
Loss before income taxes	(18,623)	(6.5)%	(6,884)	(1.9)%	(11,739)	(4.6)%
Income tax benefit	(5,173)	(1.8)%	(2,490)	(0.7)%	(2,683)	(1.1)%
Net loss	$(13,450)	(4.7)%	$(4,394)	(1.2)%	$(9,056)	(3.5)%
Effective income tax rate	27.8%		36.2%
Net Sales
Net sales of $284.6 million for the nine months ended March 28, 2026 decreased by 20.4 percent as compared to net sales of $357.4 million for the nine months ended March 29, 2025.

The $72.7 million decrease was primarily due to reductions in demand of approximately $97 million from longstanding or end-of-life customers, offset by approximately $25 million in additional revenue from currently ramping programs or increases in demand from other longstanding customers. This includes the ongoing ramp of a new manufacturing services contract with a large data processing OEM that consigns its material and components for new production in our Corinth, Mississippi manufacturing facility.
Gross Profit
Gross profit as a percentage of net sales for the nine months ended March 28, 2026 was 5.6 percent compared to 8.3 percent for the nine months ended March 29, 2025. The year-over-year decreases in gross and operating margins are primarily related to the significant one-time expenses related to the wind-down of China manufacturing operations and severance expenses incurred in Mexico as discussed above.
The level of gross margin is additionally impacted by facility utilization, product mix, timing, severity and steepness of new program ramps, pricing within the electronics industry and material costs, all of which can fluctuate significantly from quarter to quarter.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded an impairment of approximately $2.9 million and $0.0 million for obsolete inventory during the nine months ended March 28, 2026 and March 29, 2025, respectively. Approximately $1.0 million of this amount is related to the wind-down of our manufacturing operations in China. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and also inventory that we believe customers will be unable to purchase.
Operating Expenses
There were no significant changes to operating expenses during the nine months ended March 28, 2026. Total research, development, and engineering (“RD&E”) expenses were $5.7 million during the nine months ended March 28, 2026 and $6.9 million during the nine months ended March 29, 2025, respectively. Total RD&E expenses as a percent of net sales were 2.0 percent during the nine months ended March 28, 2026 and 1.9 percent during the nine months ended March 29, 2025.
Total selling, general and administrative (“SG&A”) expenses were $22.0 million during the nine months ended March 28, 2026 compared to $19.8 million for the nine months ended March 29, 2025. Total SG&A expenses as a percentage of net sales were 7.7 percent for the nine months ended March 28, 2026 and 5.6 percent for the nine months ended March 29, 2025. These increases are attributable to approximately $3.4 million in estimated reserves associated with the decision to wind-down manufacturing in China partially offset by less variable spend due to the decrease in revenues.
Interest
Interest expense was $7.5 million during the nine months ended March 28, 2026 and $9.7 million during the nine months ended March 29, 2025. This decrease is largely attributable to lower interest costs as a result of refinancing our debt with a new lender in December 2024, which resulted in a $1.0 million write-off of unamortized loan fees in December of 2024, and a reduction in amounts borrowed, as described in Note 4 of the “Notes to Consolidated Financial Statements.”
Income Taxes
The effective tax rate for the nine months ended March 28, 2026 was 27.8 percent compared to 36.2 percent for the nine months ended March 29, 2025. The decrease was primarily was primarily due to federal research and development tax credits, permanent book-to-tax differences relative to the respective pretax income (or loss) amounts of each period, no tax benefit for losses incurred in China, and the impairment of deferred tax assets in China.
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

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
GAAP net loss	$(2,625)	$(604)	$(13,450)	$(4,394)
Severance expenses	215	818	5,720	2,857
China manufacturing wind-down	235	—	6,403	—
Stock-based compensation expense	(31)	26	468	109
Gain on insurance proceeds, net of losses	(637)		(637)
Write-off of unamortized loan fees	—	—	—	1,012
Income tax effect of non-GAAP adjustments (1)	44	(169)	(2,391)	(796)
Adjusted net income (loss):	$(2,799)	$71	$(3,887)	$(1,212)

Adjusted net income (loss) per share — non-GAAP Diluted	$(0.26)	$0.01	$(0.36)	$(0.11)
Weighted average shares outstanding — Diluted	10,859	10,775	10,830	10,762

GAAP cost of sales	$82,388	$103,367	$268,643	$327,769
Severance expenses	215	818	5,720	2,857
China manufacturing wind-down	235	—	3,010	—
Adjusted cost of sales	$81,938	$102,549	$259,913	$324,912

Total gross profit adjustments	$450	$818	$8,730	$2,857

GAAP gross profit	$7,183	$8,607	$15,997	$29,616
Total gross profit adjustments	450	818	8,730	2,857
Adjusted gross profit	$7,633	$9,425	$24,727	$32,473

GAAP net sales	$89,571	$111,974	$284,640	$357,385
Adjusted gross margin	8.5%	8.4%	8.7%	9.1%

(1) Income tax effects are calculated using an effective tax rate of 20%, which approximates the effective statutory tax rate for the presented periods.

BACKLOG
On March 28, 2026, we had an order backlog of approximately $159.5 million. This compares with a backlog of approximately $138.1 million on March 29, 2025. The increase in order backlog is primarily related to strengthening of demand for a number of existing programs. We expect backlog to increase in the coming periods due to recent sizable program wins. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash provided by operating activities for the nine months ended March 28, 2026 was $10.0 million. Net cash provided by operating activities was $10.1 million for the nine months ended March 29, 2025.
The $10.0 million of net cash provided by operating activities for the nine months ended March 28, 2026 was primarily related to $13.5 million in net loss for the period adjusted for $7.1 million of depreciation and amortization, an $9.6 million decrease in accounts receivable, a $8.6 million decrease in inventories, a $0.1 million decrease in contract assets, a $2.1 million increase in accounts payable partially offset by a $2.2 million decrease in accrued compensation and vacation, a $4.0 million decrease in other liabilities, and a $2.1 million increase in other assets.
The $10.1 million of net cash provided by operating activities for the nine months ended March 29, 2025 was primarily related to $4.4 million in net loss for the period adjusted for $7.9 million of depreciation and amortization, a $5.8 million decrease in inventory, a $19.6 million decrease in accounts receivable, a $2.2 million decrease in contract assets, and partially offset by a $14.1 million decrease in accounts payable, a $7.3 million increase in other assets, a $0.4 million decrease in other liabilities and a $0.7 million decrease in accrued compensation and vacation.
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
Investing Cash Flow
Cash used in investing activities was $3.7 million during the nine months ended March 28, 2026 as compared to cash used in investing activities of $3.0 million during the nine months ended March 29, 2025. Our primary investing activities during the nine months ended March 28, 2026 and March 29, 2025, related to purchasing equipment to support increased production levels for new programs.
Leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Total capital expenditures are expected to be approximately $5-$8 million during the fiscal year, some of which may be funded through finance leases. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loans.
Financing Cash Flow
Cash used in financing activities was $7.2 million during the nine months ended March 28, 2026 as compared to $9.4 million used in financing activities in the same period of the previous fiscal year. Our primary financing activities during the nine months ended March 28, 2026, and March 29, 2025, were borrowings and repayments under our asset-based credit agreement with BMO Bank, N.A. that provides for an asset-based senior secured revolving credit facility (the “Credit Facility”) of up to $115 million, maturing on December 3, 2029, our prior loan and security agreement, as amended, with Bank of America, N.A. and term loans.

Our cash requirements are affected by the level of current operations and new programs. As discussed in Note 4 – “Long Term Debt” of the Notes to the Consolidated Financial Statements, we entered into the Credit Facility, and also entered into a $28 million term loan (the "Term Loan") credit agreement with Callodine Commercial Finance, LLC.
We believe that projected cash from operations, funds available under the Credit Facility and leasing capabilities will be sufficient to meet our working and fixed capital requirements for at least the next 12 months.

As of March 28, 2026, we had approximately $0.4 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of March 28, 2026 would approximate $11,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in Note 5 of the “Notes to Consolidated Financial Statements.”
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

On December 19, 2025, the Company committed to a plan to modify its China-based operations, and will end the manufacturing operations at its China-based facility. Instead, the Company intends to refocus operations in China on sourcing and procurement activities intended to support its remaining global locations. The wind down activities remain ongoing and are expected to be substantially completed by the end of the Company’s fiscal year 2026. As wind down activities progress, we may discover other facts necessitating additional expenses or charges that may differ from our initial expectations. In addition, we may not be able to complete the wind down activities in all respects or in the expected time frame, due to factors outside of our control. If actual amounts were to differ from our estimates, or if the full and complete wind down takes longer than expected, our results of operations and financial condition could be materially and adversely affected.

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

Changes in tariffs and other trade policies can be announced with little or no advance notice. The recent broad increase in tariffs on imported products and components from certain countries, including higher tariff levels on those imported from China and Mexico have resulted, and are expected to further result, in retaliatory measures on U.S. goods by those countries and others. If maintained, these tariffs, and the potential escalation of trade disputes, could pose a risk to our business that could affect our revenue and cost of sourcing materials. We are currently shielded from Mexico related tariffs under the United States-Mexico-Canada Agreement, but there is no assurance that this agreement will not be amended or cancelled in the future. Actions we take to adapt to new tariffs or trade restrictions may increase our costs or may cause us to modify our operations, and could drive up our prices to customers. For example, we incurred significant one-time expenses in the second quarter of 2026 related to the wind-down of our China manufacturing operations. Any decision by a large number of our customers to cease using our manufacturing services due to the application of tariffs could materially reduce our revenue and net income. In addition, tariffs or other trade restrictions have caused, and may continue to cause, adverse changes and uncertainty in U.S. and global financial and economic conditions, which adversely impacts the demand for our products.

In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unauthorized. In March 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection to refund IEEPA tariffs collected; however, the refund process and timing remain uncertain, and the order may be subject to further government action or challenge. Accordingly, as of March 28, 2026, we have not recorded any benefit related to potential refunds of IEEPA tariffs paid.

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

We have manufacturing and other operations located in Mexico, China, and Vietnam. A significant portion of our operations are denominated in the Mexican Peso, the Chinese currency, the renminbi ("RMB"), and the Vietnamese dong. Currency exchange rates fluctuate daily as a result of a number of factors, including changes in a country's political and economic policies. Volatility in the currencies of our entities and the United States dollar, as well as inflationary costs, could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the cash, receivables, payables and expenses of our operating entities. As part of our hedging strategy, we currently use Mexican Peso forward contracts to hedge future foreign currency fluctuations for a portion of our Mexican Peso denominated expenses. We currently do not hedge expenses denominated in RMB or the Vietnamese dong, and have occasionally also been unable to hedge expenses denominated in Mexican Peso. Losses have occurred from increases in the value of these currencies relative to the United States dollar and further losses could occur, which could be material to our business, financial results or operations.

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

Start-up costs and inefficiencies related to new or transferred programs can adversely affect our operating results and such costs may not be recoverable if such new programs or transferred programs are canceled or do not meet expected sales volumes.

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

Legal proceedings and government investigations could affect our financial condition or results of operations.

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

In addition, from time to time we, or our officers and members of our Board of Directors, may be involved in lawsuits and regulatory actions relating to our business and operations. As discussed in more detail under “Legal Proceedings,” we reached a settlement with the SEC in April 2026 that fully resolved an inquiry by the SEC related to the subject matter of our 2021 internal investigation. If we are subject in the future to lawsuits or regulatory action, we could be required to pay monetary damages that may be in excess of our insurance coverage or may have additional penalties or other remedies imposed against us or our officers and directors. Any such expenses, the potential diversion of the attention of management and other personnel as a result of such legal proceedings, or negative publicity arising from any such matters could adversely affect our business, financial condition, results of operations and cash flows.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility, line of credit facility, and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with SOFR rates. The interest rates applicable to our asset-based secured line of credit facility fluctuate with Itercambaria de Equilibrio Interest Rate. There was outstanding $66.3 million in borrowings under our asset-based senior secured revolving credit facility, MXN19.3 million ($1.1 million USD) outstanding in borrowing under our asset-based secured line of credit facility, and $7.8 million outstanding on our equipment financing facilities as of March 28, 2026.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. From time to time, we use Mexican Peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican Peso denominated expenses. There were $19.5 million of foreign currency forward contracts outstanding as of March 28, 2026. See Note 9 - “Derivative Financial Instruments” to the Notes to Consolidated Financial Statements for additional information regarding our derivative instruments.

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
Based on their evaluation as of March 28, 2026, the Company’s disclosure controls and procedures are effective based on that criteria.

Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).
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
SEC Settlement

On April 20, 2026, the Company, its CEO Brett R. Larsen, and employee, Nicholas S. Fasciana, reached a settlement with the Securities and Exchange Commission (“SEC”) that fully resolves the previously disclosed SEC inquiries related to an internal investigation completed in 2021 arising from a notification from an employee regarding certain alleged accounting irregularities. In January 2021, the Company determined that improper accounting resulted in an understatement of cost of goods sold and an overstatement of inventories. Subsequent to the matter identified in January 2021, additional inventory accounting errors unrelated to the investigation were also identified by management. The investigation did not result in a restatement of the Company’s previously filed financial statements.

Under the terms of the SEC Order, each of the Company, Mr. Larsen, and Mr. Fasciana agreed to cease-and-desist from committing or causing any violations or any future violations of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Mr. Fasciana also agreed to cease-and-desist from committing or causing any violations or any future violations of Section 13(b)(5) of the Exchange Act. The Company was not required to pay any civil penalty or other payments in connection with the settlement.
Item 1A.Risk Factors
Information regarding risk factors appear in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q.
Item 5. Other Information
Insider Trading Arrangements
During the fiscal quarter ended March 28, 2026, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as defined in Regulation S-K, Item 408.

Compensation Arrangements

As previously announced, the Company’s executive leadership team agreed in May 2025 to a voluntary 10% temporary reduction in their base salaries, including with respect to the base salaries of named executive officers Brett Larsen, the Company’s President and Chief Executive Officer, Anthony Voorhees, the Company’s Executive Vice President of Administration, Chief Financial Officer and Treasurer, and Philip Hochberg, the Company's Executive Vice President of Customer Relations and Integration. The Company’s Board of Directors had also elected at that time to take a voluntary 10% temporary reduction in the amount of the annual cash retainer payable to each non-employee director of the Company. These voluntary compensation reductions will be discontinued effective May 8, 2026.

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

KEY TRONIC CORPORATION

/s/ BRETT R. LARSEN
Brett R. Larsen	Date:	May 8, 2026
President and Chief Executive Officer
(Principal Executive Officer)

/s/ ANTHONY G. VOORHEES
Anthony G. Voorhees	Date:	May 8, 2026
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)