Form 10-K
period 2026-06-27
KEY TRONIC CORP
filed 2026-09-24
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-K
 ____________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 27, 2026
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
As of December 27, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $25.6 million based on the closing price as reported on the NASDAQ.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,065,887 shares of common stock were outstanding as of September 21, 2026.
 ____________________________________________________________
Documents Incorporated by Reference:
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant’s 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

KEY TRONIC CORPORATION
2026 FORM 10-K

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
We believe that we are well positioned in the contract manufacturing industry to continue the expansion of our customer base and achieve long-term growth. Our unique blend of multinational facilities, vertical integration, centralized management, and core strengths continue to support our growth and our customers’ needs. We continue to focus on controlling operating expenses and leveraging the synergistic capabilities of our world-class facilities in the United States, Mexico, and Vietnam. This international production capability provides our customers with the benefits of improved supply-chain management, reduced inventory, lower labor costs, lower transportation costs, and reduced product fulfillment time. We have also recently significantly increased production capacity in our Arkansas and Vietnam facilities, and wound down manufacturing operations in China, in order to continue to benefit from the growing customer demand for rebalancing their contract manufacturing. We believe these initiatives should help mitigate the adverse impact and uncertainties surrounding the continuously evolving tariffs on goods sourced or manufactured in China and Mexico. Given our competitive advantages and the growing pressure for new potential customers to move forward with their outsourcing strategies, we feel that we are strongly positioned to win new business in coming periods and grow our revenue and profits.

The contract manufacturing industry is intensely competitive. We have less than 1% of the potential global market and our revenue can fluctuate significantly due to reliance on a concentrated base of customers. We are planning for new customer growth in the coming quarters by seeking to secure new programs with new and existing customers, increase our worldwide manufacturing capacity, leverage further our design engineering capabilities and continue to improve our manufacturing and procurement processes and capabilities. Ongoing challenges that we face include but are not limited to the following: continuing to win programs from new and existing customers, balancing capital employed, managing credit availability and financing constraints, production capacity and key personnel in support of new customer programs, improving operating efficiencies, controlling costs while developing competitive pricing strategies, and successfully transitioning new program wins to full production with minimal delays.
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
For the fiscal years 2026 and 2025 the five largest customers in each year accounted for 39 percent, and 48 percent of combined total net sales, respectively. We aim to diversify our customer base by adding additional programs and customers. We expect net sales to our five largest customers as a percentage of total net sales to approximate current levels going forward.
The following table summarizes the customers that represented 10 percent or more of total net sales during the last two fiscal years:

	Percentage of Net Sales by Fiscal Year
	2026	2025
Customer A	14%	25%

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
As of June 27, 2026, we had 3,298 full-time employees compared to 3,539 on June 28, 2025. This headcount reduction is related to restructuring in our Juarez facilities and the wind down of China manufacturing operations. We actively effort to streamline our operations, optimize our cost structure, and become more cost competitive in new quote opportunities. Since we can have significant fluctuations in product demand, we seek to maintain flexibility in our workforce by utilizing skilled temporary labor in some of our manufacturing facilities in addition to full-time employees.
Backlog
On June 27, 2026, our order backlog was valued at approximately $204.1 million, compared to approximately $159.1 million on June 28, 2025. The amount of backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue. Due to the relationships with our customers, we will occasionally allow orders to be canceled or rescheduled and as a result it is not a meaningful indicator of future financial results. If there are canceled or rescheduled orders, we typically negotiate fees to cover the costs we have incurred. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next twelve months, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.
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

Information about Our Executive Officers
The table below sets forth the name, current age, and current position of our executive officers and other significant employees:

Name	Age	Positions Held
Executive Officers
Brett R. Larsen	53	President and Chief Executive Officer
Anthony G. Voorhees	52	Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Philip S. Hochberg	64	Executive Vice President of Customer Relations and Integration
Duane D. Mackleit	58	Executive Vice President of Operations
David H. Knaggs	45	Executive Vice President of Quality, Regulatory Affairs, and Information Systems
Chad T. Orebaugh	55	Executive Vice President of Engineering
Adam L. Agress	47	Executive Vice President of Business Development
Mark Courtney	60	Vice President of Supply Chain
Executive Officers
BRETT R. LARSEN – President and Chief Executive Officer
Mr. Larsen, age 53, has served as President and Chief Executive Officer since July 2024. Previously he was the Executive Vice President of Administration, Chief Financial Officer, and Treasurer from July 2015 through June 2024. He was Vice President of Finance and Controller from February 2010 to July 2015. He was Chief Financial Officer of FLSmidth Spokane, Inc. from December 2008 to February 2010. From October 2005 through November 2008, Mr. Larsen served as Controller of Key Tronic Corporation. From May 2004 to October 2005, Mr. Larsen served as Manager of Financial Reporting of Key Tronic Corporation. From 2002 to May 2004, Mr. Larsen was an audit manager for the public accounting firm BDO USA, LLP. He also held various auditing and supervisory positions with Grant Thornton LLP from 1997 to 2002. Mr. Larsen has a Bachelor of Science degree in Accounting and a Masters degree in Accounting from Brigham Young University.
In April 2026, the Company, Mr. Larsen, and another employee settled books-and-records and internal controls charges with the SEC, fully resolving the previously disclosed SEC inquiries arising from an internal investigation completed in 2021. The investigation was initiated following a notification from an employee concerning certain alleged accounting irregularities received shortly before a scheduled earnings release. The SEC's administrative order did not allege that Mr. Larsen participated in, directed, or engaged in fraudulent conduct. Rather, the SEC's findings related to the adequacy of the Company's disclosures and materiality assessments in connection with the earnings release that was issued following notification of the matter. Without admitting or denying the SEC's findings, Mr. Larsen consented to the entry of a cease-and-desist order relating to Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act.
ANTHONY G. VOORHEES - Executive Vice President of Administration, Chief Financial Officer, and Treasurer
Mr. Voorhees, age 52, has served as Executive Vice President of Administration, Chief Financial Officer, and Treasurer since July 2024. Previously, he was Vice President of Finance and Controller from November 2021 to June 2024, Senior Manager of Corporate Finance from July 2015, and Manager of Financial Reporting since April 2010. Prior to joining Key Tronic, Mr. Voorhees worked at Coldwater Creek from August 2007 to March 2010 as a Senior Financial Reporting Accountant. Prior to that, he worked at Moss Adams, LLP as a Senior Assurance Associate from November 2004 to August 2007. Between September 2001 and August 2004, Mr. Voorhees held senior level accounting positions at Boise State University and Idaho State Department of Agriculture. Mr. Voorhees has a bachelor degree in Accounting from the University of Idaho.
PHILIP S. HOCHBERG – Executive Vice President of Customer Relations and Integration
Mr. Hochberg, age 64, has been Executive Vice President of Customer Relations and Integration since July 2012. Prior to this, Mr. Hochberg served as Vice President of Business Development from October 2009 through June 2012. He was Director of Business Development and Program Management from July 2008 to October 2009. Mr. Hochberg served as Director of Business Development from October 2004 to July 2008 and as Director of EMS Sales and Marketing from July 2000 to October 2004. Prior to joining Key Tronic, Mr. Hochberg worked for Quinton Instrument Company as their Director of Marketing and Product Management from 1992 to 2000. From 1988 to 1992, he was employed by SpaceLabs Medical as their Business Development Marketing Manager. Mr. Hochberg has an MBA from the University of British Columbia, a BA in Psychology, with a minor in Business from Washington University in St. Louis.

DUANE D. MACKLEIT – Executive Vice President of Operations
Mr. Mackleit, age 58, has been Executive Vice President of Operations since December 2019. Prior to this, Mr. Mackleit served as Vice President of Program Management since July 2012. He served as Director of Program Management from July 2008 through June 2012. From May 2006 to July 2008 he served as Principal Program Manager. Prior to that, he served as Program Manager from March 2002 to May 2006 and Associate Program Manager from August 2000 to March 2002. Mr. Mackleit has also held several other positions with Key Tronic Corporation. Mr. Mackleit has an AA in Business from Spokane Falls Community College and a BA in Business/Marketing from Eastern Washington University. He also holds a MBA from Gonzaga University.
DAVID H. KNAGGS – Executive Vice President of Quality, Regulatory Affairs, and Information Systems
Mr. Knaggs, age 45, has been Executive Vice President of Quality, Regulatory Affairs, and Information Systems since May 2021. Previously, he was Vice President of Quality and Regulatory Affairs from November 2017 to May 2021. He was Vice President of Quality since October 2016. Before joining Key Tronic, Mr. Knaggs worked at Telect, Inc. from 2008 to 2016 as their Director of Engineering. Prior to that, he worked at Isothermal Systems Research as Lead Systems Engineer from 2003 to 2008. He has a Bachelor of Science degree in Mechanical Engineering with a minor in mathematics from the University of Washington.
CHAD T. OREBAUGH – Executive Vice President of Engineering
Mr. Orebaugh, age 55, has been Executive Vice President of Engineering since September 2021. Previously he served as Vice President of Engineering since April 2017. Prior to this, Mr. Orebaugh served as Director of Engineering since May 2013. From April 2010 to May 2013, he served as Manager of Engineering. From January 2000 to April 2010 he served as Lead Mechanical Engineer. Prior to that, he served as Mechanical Engineer from October 1998 to January 2000 and Associate Mechanical Engineer since October 1997. Mr. Orebaugh holds a BA in Mechanical Engineering from Gonzaga University.
ADAM L. AGRESS - Executive Vice President of Business Development
Mr. Agress, age 47, has served as Executive Vice President of Business Development since joining the Company in July 2024. Prior to joining Key Tronic Corporation, he served as Senior Vice President, Business Development for East West Manufacturing from August 2020 to July 2024. From July 2016 to August 2020, he led sales and business development organizations for FLIR Systems and served as VP of Customer Success for Brickstream and Nomi from December 2014 to July 2016. Earlier in his career, Mr. Agress served in professional services, operations, and sales engineering leadership roles in high-growth startup environments. Mr. Agress holds a B.S. in Computer Science from Georgia Institute of Technology and an MBA from Georgia State University.
MARK COURTNEY – Vice President of Supply Chain
Mark Courtney, age 60, has been Vice President of Supply Chain of the company since August 2019. Previously, he served as Purchasing Manager and Director of North American Purchasing from September 2015 to August 2019, and as Supply Chain Manager, ERP and Business Operations Manager for Amphenol Telect from August 2007 to September 2015. From March 2006 to August 2007, he served as Senior Buyer/Planner for Honeywell Specialty Materials and from June 2005 to March 2006 as Purchasing Manager for MRV Communications. From May 2000 to June 2005, he served as a Field and Inside Sales Associate for Arrow Electronics and from October 1991 to May 2000 held various positions at Alesis.
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
•general macroeconomic economic factors, such as periods of inflation
•longer customer payment cycles and difficulty collecting accounts receivable;
•cash liquidity, the ability to acquire new debt capacity and related interest expenses, and capital constraints;
•export duties, import controls and trade barriers (including quotas);
•rising costs to store and transport manufactured goods, such as fuel prices.
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

Our quarterly operating results have varied in the past and may vary in the future due to a variety of factors, including adverse changes in the U.S. and global macroeconomic environment, volatility in overall demand for our customers’ products, success of customers’ programs, timing of new programs, new product introductions or technological advances by us, our customers and our competitors, and changes in pricing policies by us, our customers, our suppliers, and our competitors. Our customer base is diverse in the markets they serve, however, decreases in demand, particularly from customers in certain industries, have affected our results and could affect future quarterly results. Additionally, we and our customers could be adversely impacted by illiquidity in the credit markets which could directly impact our operating results.

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

Adverse economic conditions and uncertainty in the global economy such as unstable global financial and credit markets, changing trade policies, inflation, and recession can negatively impact our business and financial condition. These conditions have, and may continue to result in further tightening of our credit availability consequentially causing suppliers to require cash in advance or further tightening of terms in our supply agreements. This could result in manufacturing delays to our existing or expected demand, or an inability to meet obligations as they become due.

Unfavorable economic conditions could also affect the demand for our customers’ products by triggering a reduction or delaying orders as well as a decline in forecasts which could adversely affect our sales in future periods. Additionally, the financial strength of our customers and suppliers and their ability to obtain and rely on credit financing may affect their ability to fulfill their obligations to us and have an adverse effect on our financial results.

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

On December 19, 2025, the Company committed to a plan to modify its China-based operations and cease manufacturing activities at its China-based facility. The manufacturing wind-down has been substantially completed, and the Company has refocused its China operations on sourcing and procurement activities intended to support its remaining global locations. Although only limited transition and administrative activities remain, the Company may identify additional obligations, costs, or adjustments associated with the wind-down that were not previously anticipated. Further, the timing and resolution of these remaining matters may be affected by factors outside of the Company’s control. If actual costs or obligations differ from current estimates, our results of operations and financial condition could be adversely affected.

Current and future U.S. trade policy could adversely affect our business and results of operations.

Although we maintain significant manufacturing capacity in the U.S. and have substantially completed our manufacturing operations in China, the majority of our manufacturing operations are currently located outside the U.S (in countries such as Vietnam and Mexico). We also source certain components and materials for our products from various countries, including China. The U.S. has imposed tariffs impacting certain components and products imported from these countries by us into the U.S. These tariffs apply to both components imported into the U.S. from these countries for use in the manufacture of products at our U.S. plants and to certain of our customers’ products that we manufacture for them in these countries and that are then imported into the U.S.

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

In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unauthorized. In March 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection to refund IEEPA tariffs collected; however, the refund process and timing remain uncertain, and the order may be subject to further government action or challenge. Accordingly, we only record refunds at the time of receipt.

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

We rely on timely and regular payments from our customers, and the inability or failure of our principal customers to meet their obligations to us or their bankruptcy, insolvency or liquidation may adversely affect our business, financial condition and results of operations. Financial difficulties experienced by one or more of our customers could negatively affect our business by decreasing demand from such customers and through the potential inability of these companies to make full payment on amounts owed to us. For example, in the first and fourth quarter of fiscal 2026, our financial results were affected by inventory and receivable write-offs due to a customer bankruptcy. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy laws. There can be no assurance that customers will not declare bankruptcy or suffer financial distress, in which case our future revenues, net income and cash flow could be reduced.

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

Certain components that we use in our manufacturing process are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources in our transportation activities. While significant uncertainty currently exists about the future levels of energy prices, current fuel levels are at all-time highs. Further increases in energy prices could also cause continued increases to our raw material and transportation costs. In addition, increased transportation costs related to certain suppliers and customers could be passed along to us. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability.

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

There is no assurance that we will be able to retain, renew, or refinance our credit arrangements in the future or to maintain sufficient collateral to support our borrowing capacity.

In the event that our business grows rapidly, or there is uncertainty in the macroeconomic climate, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that we will be able to obtain equity or debt financing at acceptable terms, or at all, in the future. For a summary of our debt obligations, see Note 4 - “Long-Term Debt” of the Notes to Consolidated Financial Statements.

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

For the fiscal year ended June 29, 2024, we identified a material weakness in the design and implementation of effective controls over the accounting for revenue recognition relating to cost recovery of material price variances. We also identified a material weakness in the design and implementation of effective controls over the adoption of new accounting standards. As a result of these material weaknesses, our management concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of June 29, 2024. We completed a remediation plan designed to address the material weaknesses, and such material weaknesses are considered remediated.

Our internal control over financial reporting and disclosure controls and procedures were effective as of June 28, 2025 and June 27, 2026 but there is no assurance that similar material weaknesses could arise from future changes in systems, personnel, or processes.

Further or continued determinations that there are deficiencies in the effectiveness of the Company’s internal control over financial reporting could result in another restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations, reduce our ability to obtain financing, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties or stockholder litigation, and materially adversely impact our business, financial condition, results of operations and cash flows.

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

Our management team, including our Chief Executive Officer and Executive Vice President of Quality and Information Systems, is responsible for assessing and managing our material risks from cybersecurity threats. In particular, our EVP of Quality and Information Systems, who reports directly to our Chief Executive Officer, oversees the implementation of controls designed to prevent, detect, mitigate and recover from cybersecurity threats and cybersecurity incidents. Our current EVP of Quality and Information Systems has a Bachelor of Science degree in Mechanical Engineering and over 15 years of experience building and executing information system strategies. The other members of our management team do not have specialized information systems or cybersecurity backgrounds but have general experience managing financial, legal and operational risks.

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
We have manufacturing and sales operations located in the United States, Mexico, China and Vietnam. The table below lists the locations and square footage of our operating facilities:

Location	Approx. Sq. Ft.	Type of Interest (Leased/Owned)	Description of Use
Corinth, Mississippi	350,000	Leased	Manufacturing and warehouse
El Paso, Texas	80,000	Leased	Shipping and warehouse
Springdale, Arkansas	290,540	Leased	Manufacturing and warehouse
Oakdale, Minnesota	103,000	Leased	Manufacturing and warehouse
Spokane Valley, Washington	95,000	Leased	Sales, research, administration and manufacturing
Spokane Valley, Washington	36,000	Leased	Manufacturing
Total USA	954,540
Juarez, Mexico	174,000	Owned	Manufacturing and warehouse
Juarez, Mexico	115,000	Owned	Manufacturing and warehouse
Juarez, Mexico	103,000	Owned	Manufacturing and warehouse
Juarez, Mexico	72,000	Leased	Manufacturing and warehouse
Juarez, Mexico	66,000	Owned	Manufacturing and warehouse
Juarez, Mexico	60,000	Owned	Manufacturing and warehouse
Juarez, Mexico	116,000	Leased	Manufacturing and warehouse
Total Mexico	706,000
Shanghai, China	22,610	Leased	Procurement
Total China	22,610
Da Nang, Vietnam	133,000	Leased	Manufacturing and warehouse
Total Vietnam	133,000
Grand Total	1,816,150
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
•The Da Nang, Vietnam facility is additionally registered to IATF 16949 automotive standard and 13485:2016 medical device standard.
•The Oakdale, Minnesota facility is additionally registered to ISO 13485:2016 medical devices standard, AS9100D aviation, space and defense standard, and has a certified ANSI/ESD S20.20 Electrostatic Discharge Control Program.
•The Springdale, Arkansas facility is additionally registered to AS9100D aviation, space and defense standard and has a certified ANSI/ESD S20.20 Electrostatic Discharge Control Program.
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
Market Information
Our common stock is traded on the NASDAQ Global Market under the symbol “KTCC.” Quarterly high and low sales prices for our common stock for fiscal year 2026 and fiscal year 2025 were as follows:

	2026		2025
	High	Low	High	Low
First Quarter	$3.62	$2.75	$6.00	$3.70
Second Quarter	$3.59	$2.42	$6.03	$3.99
Third Quarter	$3.24	$2.58	$4.28	$2.56
Fourth Quarter	$4.13	$2.64	$3.13	$2.26
High and low stock prices are based on the daily sales prices reported by the NASDAQ Stock Market. These quotations represent prices between dealers without adjustment for markups, markdowns, and commissions, and may not represent actual transactions.
Holders and Dividends
As of June 27, 2026, we had 514 shareholders of common stock on record. As a result of our credit agreements, we are restricted from declaring or paying dividends in cash or stock without Bank of Montreal's prior written consent. We have not paid a cash dividend and do not anticipate payment of dividends in the foreseeable future.
Performance Graph
We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and therefore are not required to provide the performance graph required in paragraph (e) of Item 201 of Regulation S-K.

Item 6:	[RESERVED]

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Key Tronic is a leading contract manufacturer offering value-added design and manufacturing services from its facilities in the United States, Mexico, and Vietnam with procurement support from its facility in China. The Company provides its customers full engineering services, materials management, worldwide manufacturing facilities, assembly services, in-house testing, and worldwide distribution. Its customers include some of the world’s leading original equipment manufacturers. Our combined capabilities and vertical integration are proving to be a desirable offering to our expanded customer base.
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
Executive Summary
During fiscal year 2026, we won new programs in medical devices, industrial equipment, automotive, pest control, construction, data centers and power management. During the fourth quarter of fiscal 2026 alone, we secured more than $60 million in new program awards. We also continued to ramp the previously announced significant manufacturing services contract with a large data processing OEM that is consigning its material and components for production at our Corinth, Mississippi manufacturing facility.

We reported net sales of $386.7 million for fiscal year 2026, down 17.4 percent from $467.9 million for fiscal year 2025. The revenue reduction in fiscal year 2026 largely reflected reduced demand from certain legacy and end-of-life programs, as well as a variety of uncertainties in the global economy throughout the year. These uncertainties caused constraints of tightening credit availability and liquidity pressures across the global supply chain affecting the entire electronics manufacturing services industry.

Key Tronic expects long-term growth and profitability despite these challenges and revenue trends in fiscal year 2026. Over the past year, we have taken decisive actions as a result of these challenges to strengthen Key Tronic's competitive position and create a more efficient global manufacturing footprint. We successfully exited manufacturing operations in China, right-sized our Mexico facility, and expanded production capacity in both the United States and Vietnam.

Specifically in Vietnam, we completed a significant capacity expansion during fiscal 2026, doubling our manufacturing footprint to support anticipated growth in medical device and other high-value programs. Vietnam has emerged as an increasingly important part of our global manufacturing strategy, providing customers with a highly competitive combination of quality, cost, and regional supply chain.

We also opened our new technology and research and development center in Arkansas during the first quarter of fiscal 2026. This investment strengthens our ability to provide customers with enhanced engineering support, faster collaboration, and increased manufacturing flexibility through a U.S.-based solution. Customer interest in our Arkansas operations continues to grow, and we expect the facility to deliver double-digit revenue growth during fiscal 2027 as new programs ramp and existing customers expand their engagement with us.

These initiatives have improved our cost structure, enhanced supply chain flexibility, and enabled us to provide customers with attractive manufacturing options amid ongoing macroeconomic and geopolitical uncertainties.

These investments are a direct response to evolving customer requirements and position Key Tronic to capitalize on long-term industry trends toward supply chain diversification, tariff mitigation, and operational resilience. While clearly not immune to the economic challenges encountered during the past year, we believe our operational discipline, strengthened manufacturing footprint, and long-standing customer relationships have positioned us better than many of our competitors.

For the first quarter of fiscal year 2027, we believe ongoing tariff-related concerns, global logistics problems, China-US political tensions and continued supply-chain concerns will continue to drive the favorable trend of contract manufacturing returning to North America, where we are well-positioned with our domestic and Mexico operations, as well as to our expanding Vietnam facilities. We continue to see improvement across the metrics associated with business development, including an increase in the number of active quotes with prospective customers.

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

The net loss for fiscal year 2026 was $(47.8) million or $(4.41) per share, compared to a net loss of $(8.3) million or $(0.77) per share for fiscal year 2025. The net loss in 2026 was primarily driven by a $28.4 million non-cash charge recorded during the quarter to establish a valuation allowance against certain deferred tax assets. The accounting adjustment was driven primarily by the cumulative loss of US taxable income over the last few years. While management remains confident in the Company's expected return to profitability and the future expected utilization of certain tax benefits, the valuation allowance was based on the relative weighting of historical results. The adjustment has no impact on cash flows, debt covenant compliance, or the Company's underlying operating performance. Additionally, approximately $10.3 million of distressed customer related long term receivables were also written off during the year.

Gross profit as a percentage of net sales was 6.2 percent in fiscal year 2026, down from 7.8 percent in 2025. During fiscal year 2026, the decrease in gross margin is largely related to the revenue reductions and restructuring charges incurred during the year offset by operational efficiencies gained from previous reductions in workforce initiatives over the past two years. The level of gross margin is also impacted by product mix, timing of the startup of new programs, facility utilization, and pricing within the electronics industry and material costs, which can fluctuate significantly from quarter-to-quarter and year-to-year.
Operating income as a percentage of net sales for fiscal year 2026 was (3.8) percent compared to 0.1 percent for fiscal year 2025. These changes largely relate to the factors discussed above, including the $10.3 million of long-term receivable write-offs, offset partially by $5.9 million of gain on insurance related to storm damage at the Company's Mississippi facility.
We maintained a strong balance sheet with a current ratio of 2.1 and a debt-to-equity ratio of 1.54. Total cash provided by operating activities as defined on our cash flow statement was $4.4 million during fiscal year 2026, as we have continued to focus on optimizing inventory balances and reducing the days to collect accounts receivable. We believe we maintain sufficient liquidity for our expected future operations, dependent upon executing projected cash flows from operations and potentially adding additional credit capacities through refinancing current credit agreements or pursuing additional debt structures.
RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended June 27, 2026 with the Fiscal Year Ended June 28, 2025
The following table sets forth for the periods indicated certain items of the consolidated statements of operations expressed as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and Footnotes contained in this Annual Report on Form 10-K.

	Fiscal Year Ended
(in thousands)	June 27, 2026	% of net sales	June 28, 2025	% of net sales	$ change	% point change
Net sales	$386,667	100.0%	$467,871	100.0%	$(81,204)	—
Cost of sales	362,730	93.8	431,444	92.2	(68,714)	1.6
Gross profit	23,937	6.2	36,427	7.8	(12,490)	(1.6)
Operating expenses:
Research, development and engineering	8,011	2.1	9,163	2.0	(1,152)	0.1
Selling, general and administrative	36,546	9.5	26,702	5.7	9,844	3.8
Gain on insurance proceeds, net of losses	(5,904)	(1.5)	—	—	(5,904)	(1.5)
Total operating expenses	38,653	10.1	35,865	7.7	2,788	2.4
Operating income (loss)	(14,716)	(3.8)	562	0.1	(15,278)	(3.9)
Interest expense, net	10,074	2.6	12,523	2.7	(2,449)	(0.1)
Loss before income taxes	(24,790)	(6.4)	(11,961)	(2.6)	(12,829)	(3.8)
Income tax expense (benefit)	23,003	5.9	(3,643)	(0.8)	26,646	6.7
Net Loss	$(47,793)	(12.4)%	$(8,318)	(1.8)%	$(39,475)	(10.6)
Effective income tax rate	(92.8)%		30.5%

Net Sales
Net sales decreased $81.2 million from the prior fiscal year. Approximately $80 million of this decrease related to a reduction in demand from certain existing and ongoing customers, while approximately $48 million relates to end-of-life programs that had final shipments of product, inventory, and any scrap recorded during 2026. These decreases were offset by approximately $38 million in new programs or programs that significantly ramped during the year.
The following table shows the revenue by industry sectors as a percentage of revenue for fiscal years 2026 and 2025:

	Fiscal Year Ended
	June 27, 2026	June 28, 2025
Industrial	58	52
Consumer	24	38
Communication	11	6
Medical	4	3
Computer and Peripheral	2	—
Transportation	1	1
Total	100%	100%

We provide services to customers in a number of industries and produce a variety of products for our customers in each industry. Key Tronic does not target any particular industry, but rather seeks to find programs that strategically fit our vertical manufacturing capabilities. As a result, we expect to continue to see a change in the industry concentrations of our revenue over time.
Sales to foreign locations represented 13.9 percent and 21.2 percent of our total net sales in fiscal years 2026 and 2025, respectively.
Cost of Sales
Total cost of sales as a percentage of net sales was 93.8 percent in fiscal year 2026 and 92.2 percent in fiscal year 2025.
We record our inventories at net realizable value based on specific identification of inventory against current demand and recent usage. We also consider our customers' ability to pay for inventory and whether or not there is a lead-time assurance agreement for a specific program. The amounts charged to expense for these inventories were approximately $3.3 million and $0.1 million in fiscal years 2026 and 2025, respectively.
We provide warranties on certain products we sell and estimate warranty costs based on historical experience and anticipated product returns. Warranty expense is related to workmanship claims. The amounts charged to expense are determined based on an estimate of warranty exposure. The net warranty expense was approximately $0.0 million and $0.0 million in fiscal years 2026 and 2025, respectively.
Gross Profit
Gross profit as a percentage of net sales was 6.2 percent in fiscal year 2026 and 7.8 percent in fiscal year 2025. During fiscal year 2026, the decrease largely related to the revenue reductions discussed above, as well as restructuring charges incurred during the year related to the wind-down of our China manufacturing operations and further workforce reductions at our Mexico facility. These decreases were offset by operational efficiencies gained from previous reductions in workforce initiatives over the past two years.
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
Research, Development and Engineering
Research, development and engineering expenses (RD&E) consist principally of employee related costs, third-party development costs, program materials, depreciation, and allocated information technology and facilities costs. Total RD&E expenses were $8.0 million and $9.2 million in fiscal years 2026 and 2025, respectively. Total RD&E expenses as a percent of net sales was 2.1 percent in fiscal year 2026 and 2.0 percent in fiscal year 2025.

Selling, General and Administrative
Selling, general, and administrative expenses (SG&A) consist principally of salaries and benefits, advertising and marketing programs, sales commissions, travel expenses, provision for credit losses, facilities costs, and professional services. Total SG&A expenses were $36.5 million and $26.7 million in fiscal years 2026 and 2025, respectively. Total SG&A expenses as a percent of net sales were 9.5 percent and 5.7 percent in fiscal years 2026 and 2025, respectively. This increase is largely attributable to an approximately $10.4 million increase in charges for estimated collections from customers.
Interest Expense
We had net interest expense of $10.1 million and $12.5 million in fiscal years 2026 and 2025, respectively. This decrease is largely attributable to a reduction in maturing equipment leases and a lower average revolving credit loan balance.
Income Tax Provision
We had income tax expense of approximately $23.0 million during fiscal year 2026 and benefits of approximately $3.6 million during fiscal year 2025. The income tax expense/benefit recognized during both fiscal years 2026 and 2025 was primarily a function of U.S. and foreign taxes recognized at statutory rates, the net benefit associated with federal research and development tax credits, the change in valuation allowances in the U.S. and China in fiscal year 2026, and the change in deferred tax liability related to future distributions from China in fiscal year 2025.
Our assessment of the realizability of deferred tax assets is a critical accounting estimate because it requires significant judgment regarding the amount and timing of future taxable income and the relative weight assigned to positive and negative evidence. Our largest U.S. deferred tax assets relate primarily to federal research and development tax credits, capitalized research and development expenditures, interest expense deduction carryforwards, net operating loss carryforwards and other deductible temporary differences. Realization of these assets requires taxable income of the appropriate character within the applicable carryforward periods. After considering the scheduled reversal of existing taxable temporary differences, realization of a significant portion of our net U.S. deferred tax assets depended on future U.S. taxable income. We did not have carryback availability or qualifying tax-planning strategies sufficient to support realization of the remaining deferred tax assets.
At June 28, 2025, our fiscal 2026 forecast for the U.S. tax-paying group at that time contemplated that losses would be concentrated in the first half of the year, followed by improved results and a return to operating profitability later in fiscal 2026. Actual results in the first and second quarters were below forecast, and the timing of anticipated new-program ramps continued to shift. At those interim reporting dates, however, management’s forecast continued to reflect improved operating results later in fiscal 2026 based on expected program ramps and operating cost reductions.
At March 28, 2026, a return to operating profitability in the fourth quarter remained a significant component of the forecast used in the realizability assessment. Based on the evidence then available, management concluded that the positive evidence remained sufficient to outweigh the negative evidence. During the fourth quarter, however, the profitability did not materialize due to supply chain constraints. These results provided additional objective negative evidence and reduced our ability to place sufficient weight on projections of future taxable income as positive evidence. We also ended fiscal 2026 with a U.S. loss before income taxes of approximately $26.5 million and a significant three-year cumulative U.S. loss position.
Based on the totality of evidence available at June 27, 2026, we concluded that it was no longer more likely than not that our net U.S. deferred tax assets would be realized. We therefore established a full valuation allowance of approximately $28.4 million against the U.S. tax-paying group deferred tax assets. The conclusion changed in the fourth quarter because the additional actual operating results and forecast shortfalls provided new objective evidence and changed the relative weight of the evidence supporting realizability.
The U.S. valuation allowance increased fiscal 2026 income tax expense by approximately $28.4 million and was the principal reason we recognized total income tax expense of approximately $23.0 million on a consolidated loss before income taxes of approximately $24.8 million. Our effective tax rate was approximately (92.8)% in fiscal 2026, compared with an income tax benefit of approximately $3.6 million in fiscal 2025. We will continue to evaluate the realizability of our deferred tax assets at each reporting date. The valuation allowance may be reduced in a future period if sufficient objectively verifiable positive evidence supports realization, such as sustained U.S. taxable income. Any such adjustment would be recognized in the period in which the evidence changes; this discussion should not be interpreted as indicating that a reversal is expected.
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

	Twelve Months Ended
(in thousands, except per share amounts)	June 27, 2026	June 28, 2025
GAAP net loss	$(47,793)	$(8,318)
Restructuring charges	13,201	2,908
Receivables allowance for distressed customers	10,346	—
Stock-based compensation expense	633	218
Gain on insurance proceeds, net of losses	(5,904)	—
Write-off of unamortized loan fees	—	1,012
Write-off of deferred tax asset	29,455	—
Income tax effect of non-GAAP adjustments (1)	(3,655)	(828)
Adjusted net loss	$(3,717)	$(5,008)

Adjusted net loss per share — non-GAAP Diluted	$(0.34)	$(0.47)
Weighted average shares outstanding — Diluted	10,837	10,762

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
•Key Tronic Computer Peripherals (Shanghai) Co., Ltd. leases one facility with global purchasing capabilities in Shanghai, China, which began operations in 1999. Its primary function is to provide strategic sourcing in support of manufacturing operations at our other facilities.
•Key Tronic Vietnam leases one facility in Da Nang, Vietnam. This facility includes SMT, assembly, and warehouse capabilities. Its primary function is to provide contract manufacturing services for export.
Foreign sales (based on shipping instructions) from our worldwide operations, including domestic exports, were $53.6 million and $99.3 million in fiscal years 2026 and 2025, respectively. Products and manufacturing services provided by our subsidiary operations are often shipped to customers directly by the parent company.

RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended June 28, 2025 with the Fiscal Year Ended June 29, 2024
To review the results of operations comparison of the fiscal year ended June 28, 2025 with the fiscal year ended June 29, 2024 please refer to our Annual Report on Form 10-K filed September 17, 2025 with the Securities and Exchange Commission or follow the link below.
https://www.sec.gov/ix?doc=/Archives/edgar/data/0000719733/000071973325000086/ktcc-20250628.htm

Capital Resources and Liquidity
Operating Cash Flow
Net cash provided by operating activities for fiscal year 2026 was $4.4 million compared to net cash provided by operating activities of $18.9 million in fiscal year 2025. The decrease in cash provided in fiscal year 2026 was primarily due to decreasing revenue throughout the year.
The $4.4 million of net cash provided by operating activities during fiscal year 2026 is primarily related to $47.8 million of net loss adjusted for $10.2 million of depreciation and amortization, $4.4 million of noncash lease amortization, $3.3 million of provision for inventories, $11.6 million of provision for credit losses, a $22.0 million provision for deferred taxes, a $11.5 million decrease in accounts receivable, and a $12.2 million increase in accounts payable partially offset by a $5.9 million gain on insurance proceeds (net of losses), a $5.8 million increase in other assets, a $2.7 million decrease in accrued compensation and vacation, a $1.8 million increase in inventory, a $0.5 million increase in contract assets, and an $8.0 million decrease in other liabilities.
The $18.9 million of net cash provided by operating activities during fiscal year 2025 was primarily related to $8.3 million of net loss adjusted for $9.6 million of depreciation and amortization, an $32.4 million decrease in accounts receivable, a $7.7 million decrease in inventory, an $3.8 million decrease in contract assets, and a $1.6 million increase in accrued compensation and vacation partially offset by a $15.7 million decrease in accounts payable, a $10.5 million increase in other assets, and a $3.6 million decrease in other liabilities.
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
Investing Cash Flow
Cash flows used in investing activities were $4.0 million for fiscal year 2026 and $4.2 million in fiscal year 2025. Our primary use of cash in investing activities during fiscal years 2026 and 2025 was purchasing equipment to support production for new programs. During fiscal year 2026 there was a source of cash provided by investing activities from insurance claims related to storm damage at our Mississippi facility. During 2025, there was a source of cash provided by investing activities from insurance claims paid for replacing equipment and facility repairs in our Arkansas facility related to a lightning strike and water damage.
Leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loan.
Financing Cash Flow
Cash flows used in financing activities were $1.2 million in fiscal year 2026 and $18.1 million in fiscal year 2025. Our primary financing activities during both fiscal year 2026 and fiscal year 2025 were borrowings and repayments under our asset-based revolving line of credit facility with Bank of Montreal, our Prior Credit Facility with Bank of America, and term loans. In fiscal year 2026, there was a significantly lower percentage of repayments against the borrowings on the revolving line of credit.
Our cash requirements are affected by the level of current operations and new programs. We believe that projected cash from operations, funds available under the revolving credit facility and potential additional debt capacity will be sufficient to meet our working and fixed capital requirements for at least twelve months beyond issuance of our financial statements, and our current asset-based senior secured revolving credit facility does not mature until December 3, 2029. The Company further notes projected cash from operations is projected to improve in the coming quarters as supply chain availability will boost additional inventory turns and existing inventory is consumed by fulfilling customer backlog. As of June 27, 2026, we had approximately $0.2 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the

Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of June 27, 2026 would approximate $11,000.
The Company also has approximately $30.6 million of foreign earnings that have not been repatriated to the U.S. of that amount, the Company estimates that $0.9 million is to be repatriated in the future, requiring foreign withholding taxes of $0.1 million that is currently accrued in our deferred tax liabilities. The remaining $29.7 million is considered to be permanently reinvested in Mexico and Vietnam. If these amounts were required to be repatriated, it would result in no foreign withholding taxes payable.
We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in Note 5 “Income Taxes” of the “Notes to Consolidated Financial Statements”.
Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of business, we enter into contracts which obligate us to make payments in the future. We have certain contractual obligations that extend beyond fiscal year 2026 under lease obligations and debt arrangements.
As of June 27, 2026, we had open purchase order commitments for materials and other supplies. Actual needs under these blanket purchase orders fluctuate with our manufacturing levels and as such cannot be broken out between fiscal years. In addition, we have contracts with many of our customers that minimize our exposure to losses for material purchased within lead-times necessary to meet customer forecasts. Purchase orders generally can be cancelled without penalty within specified ranges that are determined in negotiations with our suppliers. These agreements depend in part on the type of materials purchased as well as the circumstances surrounding any requested cancellations. We do not use off-balance sheet financing techniques other than traditional operating leases, and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries.
For a summary of our lease obligations as of June 27, 2026, please refer to Note 13 “Leases” of the “Notes to Consolidated Financial Statements”.
For a summary of our long-term debt obligations as of June 27, 2026, please refer to Note 4 “Long-Term Debt” of the “Notes to Consolidated Financial Statements”.
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
Allowance for Credit Losses
We value our accounts receivable, contract assets, and other costs recoverable from customers net of an allowance for credit losses. As of June 27, 2026, the allowance for credit losses was approximately $14.0 million. As of June 28, 2025, the allowance for credit losses was approximately $5.4 million. This allowance is based on estimates of the portion of these balances that may not be collected in the future, and the increase during fiscal year 2026 relates to ongoing revisions to this estimated amount. The estimates used are based on specific identification of potentially uncollectible accounts as well as a general calculation based on the company's collection history. Such accounts are identified using publicly available information in conjunction with evaluations of current payment activity. However, if any of our customers were to develop unexpected and immediate financial problems that would prevent payment of open invoices, we could incur additional and possibly material expenses that would negatively impact earnings.
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility, line of credit facility, and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with SOFR rates. The interest rates applicable to our asset-based secured line of credit facility fluctuate with Iterbancaria de Equilibrio Interest Rate. There was outstanding $74.7 in borrowings under our asset-based senior secured revolving credit facility, MXN18 million ($1.0 million USD) outstanding in borrowing under our line of credit, and $7.1 million outstanding on our equipment financing facilities as of June 27, 2026.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” in this Annual Report on Form 10-K and Note 4 “Long-Term Debt” of the “Notes to Consolidated Financial Statements” for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. From time to time, we use Mexican Peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican Peso denominated expenses. There was $10.7 million of foreign currency forward contracts outstanding as of June 27, 2026. See Note 9 - “Derivative Financial Instruments” to the Notes to Consolidated Financial Statements for additional information regarding our derivative instruments.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Key Tronic Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Key Tronic Corporation (the “Company”) as of June 27, 2026 and June 28, 2025, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 27, 2026 and June 28, 2025, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognized Over Time

Critical Audit Matter Description

As described in Notes 1 and 12 to the consolidated financial statements, the Company reported revenue of $387 million for the year ended June 27, 2026, of which $367 million related to revenue recognized over time. The Company has determined that for the majority of its contracts, the Company is manufacturing products for which there is no alternative use due to the unique nature of the customer-specific product, intellectual property, and other contract restrictions. The Company has an enforceable right to payment including a reasonable profit for performance completed to date with respect to these contracts. As a result, revenue is recognized under these contracts over time based on the input cost-to-cost method as it better depicts the transfer of control. This input method is based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation.

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

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to auditing revenue recognized over time on contracts for manufacturing products, including the total estimated costs at completion of the performance obligation, included the following, among others:

▪Evaluating the methodology of estimating costs incurred to date on in-process contracts, testing the completeness and accuracy of the system generated reports used to estimate costs incurred, and performing data validation procedures.

▪Recalculating the expected costs on in-process contracts, testing a selection of contracts to source documents, and tracing in-process orders to subsequent sales and shipping documentation within a reasonable period after year-end.

▪Identifying and testing significant assumptions used in the revenue calculation, including the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligations.

▪Comparing margins realized to trending historic margins and comparing total manufacturing services revenue recognized to an independent expectation of manufacturing services revenue.

▪Performing cutoff procedures to test that revenue transactions were recorded in the appropriate period.

/s/ Baker Tilly US, LLP

Seattle, Washington
September 23, 2026

We have served as the Company’s auditor since 2021.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 27, 2026	June 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$584	$1,384
Trade receivables, net of credit losses of $4,659 and $3,479	83,650	96,142
Contract Assets, net of credit losses of $856 and $0	24,219	17,409
Inventories	95,844	97,321
Other, net of credit losses of $0 and $1,463	19,462	21,917
Total current assets	223,759	234,173
Property, plant and equipment, net	28,854	27,727
Operating lease right-of-use assets, net	26,550	11,347
Other assets:
Deferred income tax asset	1,451	23,397
Other, net of credit losses of $8,438 and $500	19,152	19,230
Total other assets	20,603	42,627
Total assets	$299,766	$315,874
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,961	$63,725
Accrued compensation and vacation	5,450	8,157
Current portion of long-term debt	7,162	6,215
Other	17,919	13,894
Total current liabilities	106,492	91,991
Long-term liabilities:
Long-term debt, net	99,056	98,936
Operating lease liabilities	20,120	6,859
Deferred income tax liability	41	—
Other long-term obligations	4,874	954
Total long-term liabilities	124,091	106,749
Total liabilities	230,583	198,740
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 10,859 and 10,762 shares, respectively	48,135	47,502
Retained earnings	20,810	68,603
Accumulated other comprehensive income	238	1,029
Total shareholders’ equity	69,183	117,134
Total liabilities and shareholders’ equity	$299,766	$315,874
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 27, 2026	June 28, 2025
Net sales	$386,667	$467,871
Cost of sales	362,730	431,444
Gross profit	23,937	36,427
Research, development and engineering expenses	8,011	9,163
Selling, general and administrative expenses	36,546	26,702
Gain on insurance proceeds, net of losses	(5,904)	—
Total operating expenses	38,653	35,865
Operating income (loss)	(14,716)	562
Interest expense, net	10,074	12,523
Loss before income taxes	(24,790)	(11,961)
Income tax provision (benefit)	23,003	(3,643)
Net loss	$(47,793)	$(8,318)
Net loss per share — Basic	$(4.41)	$(0.77)
Weighted average shares outstanding — Basic	10,837	10,762
Net loss per share — Diluted	$(4.41)	$(0.77)
Weighted average shares outstanding — Diluted	10,837	10,762
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended
	June 27, 2026	June 28, 2025
Comprehensive loss:
Net loss	$(47,793)	$(8,318)
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments, net of tax	(791)	1,244
Comprehensive loss	$(48,584)	$(7,074)

Other comprehensive loss for fiscal years 2026 and 2025 is reflected net of tax provision (benefit) of approximately $(0.2) million and $0.4 million, respectively.
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Fiscal Year Ended
	June 27, 2026	June 28, 2025
Cash flows from operating activities:
Net loss	$(47,793)	$(8,318)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	10,226	9,599
Amortization of deferred loan costs	603	1,553
Noncash lease amortization	4,399	4,853
Inventory write-down to net realizable value	3,307	98
Provision for warranty	—	17
Provision for credit losses	11,639	1,805
Loss (gain) on disposal of assets	567	(42)
Gain on insurance proceeds, net of losses	(5,904)	—
Share-based compensation expense	633	218
Deferred income taxes	21,986	(6,647)
Changes in operating assets and liabilities:
Trade receivables	11,460	32,408
Contract assets	(529)	3,836
Inventories	(1,830)	7,680
Other assets	(5,824)	(10,461)
Accounts payable	12,236	(15,669)
Accrued compensation and vacation	(2,707)	1,647
Other liabilities	(8,045)	(3,648)
Cash provided by operating activities	4,424	18,929
Cash flows from investing activities:
Purchase of property and equipment	(6,351)	(4,095)
Proceeds from insurance	2,335	—
Proceeds from sale of fixed assets	—	40
Prepayments on finance lease obligations	—	(144)
Cash used in investing activities	(4,016)	(4,199)
Cash flows from financing activities:
Payment of financing costs	(220)	(2,973)
Proceeds from long term debt	442	33,273
Repayments of long term debt	(7,216)	(4,776)
Borrowings under revolving credit agreement	151,186	382,968
Repayments of revolving credit agreement	(143,728)	(424,367)
Principal payments on finance leases	(1,672)	(2,223)
Cash used in financing activities	(1,208)	(18,098)
Net decrease in cash and cash equivalents	(800)	(3,368)
Cash and cash equivalents, beginning of period	1,384	4,752
Cash and cash equivalents, end of period	$584	$1,384
Supplemental cash flow information:
Interest payments	$9,538	$11,067
Income tax payments, net of refunds	$1,659	$989
Recognition of operating lease liabilities and right-of-use assets	$22,133	$784
Recognition of financing lease liabilities and right-of-use assets	$8,220	$1,374
Derecognition of operating lease liabilities and right of use assets	$(2,531)	$—
See accompanying notes to consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, June 29, 2024	10,762	$47,284	$76,921	$(215)	$123,990
Net loss		—	(8,318)	—	(8,318)
Unrealized gain on hedging instruments, net of tax		—	—	1,244	1,244
Share-based compensation expense		218	—	—	218
Balances, June 28, 2025	10,762	$47,502	$68,603	$1,029	$117,134
Net loss		—	(47,793)	—	(47,793)
Unrealized loss on hedging instruments, net of tax		—	—	(791)	(791)
Release of restricted stock units	97	—	—	—	—
Share-based compensation expense		633	—	—	633
Balances, June 27, 2026	10,859	$48,135	$20,810	$238	$69,183
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SIGNIFICANT ACCOUNTING POLICIES
Business
Key Tronic Corporation and subsidiaries (the Company) is engaged in contract manufacturing for original equipment manufacturers (OEMs). The Company’s headquarters are located in Spokane Valley, Washington with manufacturing operations in Oakdale, Minnesota; Springdale, Arkansas; Corinth, Mississippi; and foreign manufacturing operations in Juarez, Mexico; and Da Nang, Vietnam. The Company also conducts procurement operations in Shanghai, China to support the manufacturing operations at its other facilities.
Liquidity
Historically, due to the timing between the procurement of raw materials, production cycle and payment from our customers, we have financed operations and met our capital expenditure requirements primarily through cash flows provided by operations and borrowings under our credit facilities. We generated operating loss and net loss of $(14.7) million and $(47.8) million respectively, during the 12-month period ended June 27, 2026 and have positive working capital of $117.3 million as of June 27, 2026. Due to the timing between the procurement of raw materials, production cycle and payment from our customers, we have relied on borrowings on our credit facilities to fund operations during fiscal year 2026. Based on current projections, we anticipate generating cash from operations as revenue increases in the first half of fiscal year 2027.
As of June 27, 2026 and September 12, 2026, we had approximately $16.5 million and $16.9 million of gross borrowing capacity on our credit facility, respectively, which is further limited by certain covenant blocks in the loan agreement. The agreement matures on December 3, 2029. If we are unable to meet projected operating results or extend our borrowing capacity, we may need to delay the purchase of raw materials or require our customers to fund inventory raw material costs ahead of production. Other options to increase our liquidity include factoring receivables or leveraging foreign owned assets for additional borrowing capacity. We believe that projected cash from operations, funds available under our asset-based revolving credit facility and additional financing options will be sufficient to meet our working and fixed capital requirements for at least the next 12 months.
Principles of Consolidation
The consolidated financial statements include the Company and its wholly owned subsidiaries in the United States, Mexico, China and Vietnam. Intercompany balances and transactions have been eliminated during consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include the allowance for credit losses, calculating inventory impairments related to obsolete and non-saleable inventories to value at net realizable value, deferred tax assets and liabilities, uncertain tax positions, impairment of long-lived assets, medical self-funded insurance liability, long-term incentive compensation accrual, the provision for warranty costs, and the number of performance-based restricted stock units expected to vest under the Company’s share-based compensation plan. Due to uncertainties with respect to the assumptions and estimates, actual results could differ from those estimates.
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
Accrued Warranty
An accrual is made for expected warranty costs, with the related expense recognized in cost of sales. Management reviews the adequacy of this accrual quarterly based on historical analyses and anticipated product returns.
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
Shipping and Handling Fees
The Company classifies costs associated with shipping and handling fees as a component of cost of sales. Customer billings related to shipping and handling fees are reported as revenue.
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
Derivative Instruments and Hedging Activities
The Company has previously entered into foreign currency forward contracts and an interest rate swap which are accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI) and is reclassified into earnings in the same period in which the underlying hedged transaction affects earnings. The derivative’s effectiveness represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. As of June 27, 2026, the Company had outstanding foreign currency forward contracts with a notional amount of $10.7 million.
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
Foreign Currency Transactions
The functional currency of the Company’s subsidiaries in Mexico, China and Vietnam is the U.S. dollar. Realized foreign currency transaction gains and losses for local currency denominated assets and liabilities are included in cost of sales.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, current liabilities, and non-current operating lease liability are reflected on the balance sheets at June 27, 2026 and June 28, 2025, reasonably approximate their fair value. The Company had an outstanding balance on its lines of credit of $75.8 million as of June 27, 2026, and $71.2 million as of June 28, 2025, with a carrying value that reasonably approximates the fair value. The Company had an outstanding balance on its foreign term loan of MXN34.6 million ($2.0 million USD) as of June 27, 2026, and MXN18.9 million ($1.0 million USD) as of June 28, 2025, with a carrying value that reasonably approximates the fair value. The domestic equipment term loans were $7.1 million as of June 27, 2026, and $9.0 million as of June 28, 2025, with a carrying value that reasonably approximates the fair value.
Share-based Compensation
The Company’s incentive plan may provide for equity awards to employees in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock-based awards. Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period, and is included in cost of sales, research, development and engineering, and selling, general, and administrative expenses. Share-based compensation is recognized only for those awards that are expected to vest, with forfeitures accounted for prospectively as they occur.
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
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires entities to disclose more detailed information relating to their reconciliation of statutory tax rate to effective tax rate, income taxes paid by jurisdiction, pretax income (or loss) from continuing operations, and income tax expense (or benefit). The ASU was adopted in fiscal year 2026.
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
On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements. This update is intended to improve the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities. Early adoption is permitted. The Company is currently assessing the impact of the requirements on its consolidated financial statements.
On December 17, 2025 the FASB issued ASU 2025-12, Codification Improvements. This evergreen project facilitates Codification updates for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The resulting amendments are collectively referred to as Codification improvements. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The types of issues considered through this project are improvements that are not expected to have a significant effect on current accounting practice or result in significant costs to most entities, and the Company is currently assessing the impact of the requirements on its consolidated financial statements
Fiscal Year
The Company operates on a 52/53 week fiscal year. Fiscal years end on the Saturday nearest June 30. As such, fiscal years 2026 and 2025 ended on June 27, 2026 and June 28, 2025, respectively. Fiscal years 2025 and 2026 were 52 week years.

2. INVENTORIES
Inventory as of June 27, 2026 is $95.8 million compared to $97.3 million as of June 28, 2025. The components of inventories consist of the following (in thousands):

	June 27, 2026	June 28, 2025
	(in thousands)
Raw materials and supplies	$79,504	$75,429
Work-in-process	16,340	21,892
Inventories	$95,844	$97,321

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	Life	June 27, 2026	June 28, 2025
	(in years)	(in thousands)
Land	—	$4,034	$4,034
Buildings and improvements	3 to 30	31,421	29,276
Equipment	1 to 10	91,422	94,140
Furniture and fixtures	3 to 5	7,436	7,238
Total property, plant and equipment		134,313	134,688
Accumulated depreciation		(105,459)	(106,961)
Property, plant and equipment, net		$28,854	$27,727

	Fiscal Year Ended
	June 27, 2026	June 28, 2025
	(in thousands)
Depreciation expense	$7,019	$5,200

4. LONG-TERM DEBT
Debt consists of the following:

	Maturity Date	Interest Rate	June 27, 2026	June 28, 2025
			(in thousands)
Asset-based senior secured revolving credit facility (1)	December 3, 2029	6.7%	$74,736	$67,900
Domestic term loan - Callodine (2)	December 3, 2029	10.8%	23,500	26,500
Foreign line of credit (3)	December 11, 2026	9.5%	1,017	3,253
Domestic term loan - Balboa (4)	September 19, 2029	6% to 8%	2,808	3,702
Foreign term loan - Banorte (5)	April 24, 2026	5.5%	—	1,000
Domestic term loan - Avtech 8 (6)	December 16, 2028	13.6%	604	278
Domestic term loan - Avtech 9 (7)	June 30, 2028	11.7%	3,675	4,996
Foreign term loan - Banorte (3)	September 7, 2030	11.0%	1,973	—
Total debt			108,313	107,629
Less: current portion of debt			(7,162)	(6,215)
Less: unamortized financing costs			(2,095)	(2,478)
Long-term debt, net			$99,056	$98,936

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
Generally, under the Credit Agreement and at the Company’s option: (i) each SOFR Loan shall bear interest at a rate per annum equal to Adjusted Term SOFR (Term SOFR plus 0.10%, subject to a floor of 0.00%) plus an applicable margin of 2.50% to 3.00%, depending on the availability of borrowing amounts under the Credit Agreement; and (ii) each Base Rate Loan, Swing Line Loan or other Obligation shall bear interest at a rate per annum equal to the Base Rate (subject to a floor of 1.00%) plus an applicable margin of 1.50% to 2.00%, depending on the availability of borrowing amounts under the Credit Agreement. As of June 27, 2026 the applicable margin was 2.75% for SOFR Loans and 1.75% for Base Rate Loans. If there is an event of default under the Credit Agreement, all loans and other obligations may bear interest at a rate of an additional 2.00% on the otherwise applicable interest rates. In addition to the applicable interest rates, the Company is required to pay a fee of 0.2% per annum on the unused portion of the Credit Facility, monthly in arrears. Availability on the line of credit is generally determined based on eligible inventory and accounts receivable balances, certain machinery and equipment located in the US, and other covenant restrictions, including a $13 million availability block, which functions to reduce the Company's total availability.
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
As of June 27, 2026, the Company had an outstanding balance under the asset-based revolving credit facility of $74.7 million, $0.7 million in outstanding letters of credit and $16.5 million of potential borrowing capacity, further limited by the availability block in the loan agreement.
As of June 28, 2025, the Company had an outstanding balance under the asset-based revolving credit facility of $67.9 million, $0.4 million in outstanding letters of credit and $25.0 million of potential borrowing capacity, further limited by the availability block in the loan agreement.
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
(3) On December 11, 2023, the Company entered into a loan agreement in Mexican peso with Banorte Financial Group. The agreement provides for a three-year secured line of credit up to MXN100 million, subject to the Company’s borrowing base, maturing on December 11, 2026. On October 2, 2025, the company refinanced its loan agreement with Banorte Financial Group. The refinanced agreement separated the existing MXN100 million line of credit into two separate debt instruments. The first instrument allows for a line of credit of up to MXN20 million, subject to the Company’s borrowing base, maturing on December 11, 2026. The second component is a MXN40 million term loan, requiring monthly payments of MXN678 thousand through maturity on September 7, 2030. No proceeds were received as a result of the refinanced agreement. The agreement is subject to certain financial covenants which are reviewed on an annual basis. During fiscal year 2026 it was determined that the Company was not in compliance with the debt coverage and leverage covenants for the local Mexico entity. The non-compliance was primarily due to a change in the methodology for calculating and remitting Income Tax (ISR). The Company was notified by the Banorte Financial Group that they have chosen to not exercise their right to accelerate the maturity of outstanding loans.
The credit facility bears interest at Iterbancario de Equilibrio Interest Rate plus 2.75%, and as of June 27, 2026, was 9.5%. As of June 27, 2026, the Company had an outstanding balance under the revolving credit facility of MXN18 million ($1.0 million USD) and MXN2 million ($0.1 million USD) was available for future borrowings.
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
(5) On November 24, 2020, the Company entered into a $6.0 million equipment financing facility related to the Company’s existing manufacturing equipment that bears interest at 5.52% and matures on April 24, 2026. Under this loan agreement, equal monthly payments of $100,000 commenced on May 24, 2021 and continued through the maturity of the equipment financing facility on April 24, 2026.
(6) On May 1, 2025, the Company entered into a $4.0 million equipment financing facility related to new manufacturing equipment. On December 16, 2025, the equipment financing facility was amended and restated to reduce the financing proceeds to $0.7 million to be paid in equal quarterly payments of $69,022 The amended equipment financing facility bears interest at 13.6% and will mature on December 16, 2028.
(7) On March 6, 2025, the Company entered into a $5.0 million equipment financing facility related to the Company’s existing manufacturing equipment that bears interest at 11.71% and matures on June 30, 2028. Under this loan agreement, equal quarterly payments of $464,361 commenced on July 15, 2025 and will continue through the maturity of the equipment financing facility on June 30, 2028.

Debt maturities as of June 27, 2026 for the next four years are as follows (in thousands):

Fiscal Years Ending	Amount
2027	$7,162
2028	6,927
2029	4,350
2030	89,758
2031	116
Thereafter	—
Total debt	$108,313
Unamortized financing costs	(2,095)
Long-term debt, net of unamortized financing costs	$106,218
The Company must comply with certain financial covenants, including average and daily availability and, if triggered, earnings before interest, taxes, depreciation, amortization and other adjustments and a fixed charge coverage ratio covenant will apply. The credit agreement requires the Company to grant certain inspection rights to Bank of Montreal, limit or restrict the Company’s cash management; limit or restrict the ability of the Company to incur additional liens, make acquisitions or investments, incur additional indebtedness, engage in mergers, consolidations, liquidations, dissolutions, or dispositions, pay dividends or other restricted payments, prepay certain indebtedness, engage in transactions with affiliates, and use proceeds. As of June 27, 2026, the Company was in compliance with all applicable financial covenants under the Credit Agreement. As noted above in (3), the Company was not in compliance with certain financial covenants for the local Mexico entity. The Company was notified by the Banorte Financial Group that they have chosen to not exercise their right to accelerate the maturity of outstanding loans.

5. INCOME TAXES
For the period ended June 27, 2026, the Company has prospectively adopted ASU 2023-09 (Improvements to Income Tax Disclosures).
The domestic and foreign components of loss before income taxes were:

	Fiscal Year Ended
	June 27, 2026	June 28, 2025
	(in thousands)
Domestic	$(26,489)	$(19,691)
Foreign	1,699	7,730
Loss before income taxes	$(24,790)	$(11,961)

Income tax provision (benefit) consists of the following:

	Fiscal Year Ended
	June 27, 2026	June 28, 2025
	(in thousands)
Current income tax provision (benefit):
U.S. Federal	$(106)	$(10)
State and local	29	122
Foreign	673	2,841
	$596	$2,953
Deferred income tax provision (benefit):
U.S. Federal	$20,687	$(5,101)
State and local	838	(445)
Foreign	882	(1,050)
	22,407	(6,596)
Total income tax expense (benefit)	$23,003	$(3,643)
The Company has gross tax credit carryforwards of approximately $12.2 million at June 27, 2026 consisting of federal research and development (R&D) tax credits.
Management has reviewed all deferred tax assets for purposes of determining whether a valuation allowance may be required. A valuation allowance against deferred tax assets is required if it is more likely than not that some of the deferred tax assets will not be realized. At June 27, 2026, the Company evaluated the realizability of its U.S. federal and state deferred tax assets by considering all available positive and negative evidence. The principal negative evidence included a significant cumulative loss in recent years in the U.S. tax-paying group, continued annual U.S. losses, and fiscal 2026 revenue and operating results below the levels reflected in prior forecasts. At earlier fiscal 2026 reporting dates, management concluded that this negative evidence was outweighed by the positive evidence then available, including scheduled reversals of existing taxable temporary differences, the absence of a history of tax credit or operating loss carryforwards expiring unused, and forecasted future U.S. taxable income associated with anticipated program ramps and operating improvements. At March 28, 2026, the forecast continued to reflect a return to operating profitability during the fourth quarter and was supported by strong customer demand.
During the fourth quarter, actual U.S. operating results did not achieve the timing or magnitude contemplated in the March 28, 2026, realizability assessment. This additional actual-result evidence, considered together with previous forecast shortfalls and the significant cumulative U.S. loss position, reduced the weight that could be placed on projected future taxable income as positive evidence. Because future reversals of existing taxable temporary differences were insufficient to realize the net U.S. deferred tax assets and no carryback or qualifying tax-planning strategies were available, management concluded at June 27, 2026, that it was no longer more likely than not that the affected deferred tax assets would be realized. Accordingly, the Company recorded a full valuation allowance of approximately $28.4 million against its net U.S. deferred tax assets, which increased income tax expense by approximately $28.4 million in the fourth quarter. The U.S. allowance, together with the valuation allowance recorded against deferred tax assets in China, resulted in a total valuation allowance of approximately
$29.5 million at June 27, 2026.

On January 27, 2021, the Company received official notice from the Vietnamese tax authorities, confirming tax benefits awarded related to the Company’s principal product line in Vietnam (the “Tax Holiday”). Under the Tax Holiday, the tax rate applied to income derived from this product line will be zero percent for four years beginning with fiscal year 2021, then five percent for nine years, then ten percent for one year (as opposed to the normal twenty percent Vietnamese statutory rate). For fiscal year 2026, the impact of the Vietnam Tax Holiday on the effective tax rate was $177,000 or 1.0 percentage points.

The Company continuously evaluates impact of tax law and regulatory changes. For fiscal year 2026, the Company evaluated the impact of enacted tax law changes, including the One Big Beautiful Bill Act (“OBBBA”) which was enacted on July 4, 2025, and reflected the effects of enacted changes in the measurement of current and deferred taxes as applicable. These tax law changes mitigate federal income taxes payable, but do not materially impact the Company’s overall tax position and effective tax rate.

The 2017 Tax Cuts and Jobs Act (TCJA) mandated that, for tax years after fiscal year 2022, certain costs incurred for research and development (R&D) activities would no longer be allowed for immediate deduction but would be capitalized and amortized over 5 years (for R&D activities performed domestically) or 15 years (for R&D activities performed abroad). The Company began capitalizing and amortizing such costs in fiscal year 2023, resulting in an increase to income taxes payable that was largely offset by the utilization of R&D credit carryovers. The OBBBA eliminated the capitalization requirement, applicable to the Company beginning in 2026.

In future years, repatriations of cash will generally be tax-free in the U.S. However, withholding taxes in China may still apply to any such future repatriations. In the fourth quarter of fiscal year 2025, Management changed its indefinite investment assertions relating to the portion of accumulated earnings and profits in China that may be repatriated in the future and updated its deferred tax liability based on the withholding tax expected in connection with future repatriation. Accordingly, management estimates that future repatriations of cash from China may result in approximately $0.1 million of withholding tax. There would be no offsetting foreign tax credits in the U.S. and as such, this potential liability is a direct cost associated with actual repatriations. Withholding taxes will not apply to future repatriations from Mexico or Vietnam.
The Company expects to repatriate approximately $0.9 million from China, in the future. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income (loss) before income taxes, as presented in conformity with ASU 2023-09 as follows:

	Fiscal Year Ended
	June 27, 2026
	(in thousands)	%
Tax at Statutory Rate	$(5,206)	21.0%
State and local taxes, net of federal effect (1),(2)	968	(3.9)%
Domestic federal tax effects
Cross-border tax laws
GILTI and other foreign income inclusion	124	(0.5)%
Withholding tax	(180)	0.7%
Tax Credits
Research & development tax credits	(942)	3.8%
Nontaxable and nondeductible items
Equity compensation	33	(0.1)%
Changes in valuation allowances	27,073	(109.2)%
Other	(65)	0.3%
Foreign tax effects
China
Statutory income tax rate differential	(110)	0.4%
Nondeductible expenses	4	—%
Changes in valuation allowances	1,033	(4.2)%
Other	3	—%
Mexico
Statutory income tax rate differential	83	(0.3)%
Foreign exchange	90	(0.4)%
Inflation adjustments	65	(0.3)%
Fixed assets	126	(0.5)%
Nondeductible salaries	966	(3.9)%
Maquiladora deduction	(857)	3.4%
Other nondeductible expenses	23	(0.1)%
Vietnam
Tax incentives	(177)	0.7%
Statutory income tax rate differential	(35)	0.2%
Foreign exchange	(16)	0.1%
Income tax expense	$23,003	(92.8)%
(1)The states that contribute to the majority (greater than 50%) of the tax effect in this category include Mississippi, Minnesota, and Arkansas for fiscal year 2026.
(2)The State and local taxes, net of federal effect, category includes $1.3 million, or (5.4)%, related to changes in valuation allowances.

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to loss before income taxes, as presented prior to the adoption of ASU 2023-09 as follows:

Fiscal Year Ended
June 28, 2025
(in thousands)
Federal income tax provision at statutory rates	$(2,512)
State income taxes, net of federal tax effect	(264)
Foreign tax rate differences	284
Effect of income tax credits	(569)
Inflation adjustments	115
Deferred income tax on unremitted foreign earnings	(474)
Provision to return reconciliation	(44)
Equity compensation shortfall	33
Foreign exchange gains/losses unrealized for tax purposes	(204)
Other	(8)
Income tax benefit	$(3,643)

Cash paid for income taxes (net of refunds) by jurisdiction consists of the following:
(in thousands)

Fiscal Year Ended
June 27, 2026
(in thousands)
U.S. Federal	$—
State and Local	53
Foreign
China	—
Mexico	1,137
Vietnam	469
Total Foreign	1,606
Total income taxes paid, net	$1,659

The amount of income taxes paid by the Company during the year ended June 28, 2025, was $1.0 million.

Deferred income tax assets and liabilities consist of the following at:

	June 27, 2026	June 28, 2025
	(in thousands)
Deferred tax assets:
Net operating loss	$1,558	$—
Tax credit carryforwards, net	9,171	8,121
Inventory	548	240
Identifiable intangibles	123	185
Accruals	4,402	2,764
Property, plant, and equipment	2,323	13
ASC 606 deferred costs	3,142	2,803
Lease liabilities	6,047	2,721
Interest expense deduction carryforward	6,853	5,362
Research and development expenses	8,733	7,818
Other	326	389
Total gross deferred income tax assets	$43,226	$30,416
Less: valuation allowance	(29,453)	—
Total net deferred income tax assets	$13,773	$30,416
Deferred tax liabilities:
Accrued withholding tax - unremitted earnings	$(93)	$(287)
Right-of-use assets	(6,038)	(2,737)
Tax capital lease liabilities	(2,689)	(504)
ASC 606 accelerated revenue	(3,168)	(2,826)
Other	(375)	(665)
Deferred income tax liabilities	$(12,363)	$(7,019)
Net deferred income tax assets	$1,410	$23,397
Balance sheet caption reported in:
Long-term deferred income tax asset	$1,451	$23,397
Long-term deferred income tax liability	(41)	—
Net deferred income tax asset	$1,410	$23,397
Uncertain Tax Positions:
The Company has R&D tax credits that approximate $12.2 million that have 20-year carryforwards before expiring. The Company’s R&D tax credits expire in various fiscal years from 2033 to 2046.
As of June 27, 2026, the Company had unrecognized tax benefits of $3.1 million related to its gross R&D tax credits. The unrecognized tax benefits relate to certain R&D tax credits generated from 2005 to 2026.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	June 27, 2026	June 28, 2025
	(in thousands)
Beginning balance	$2,963	$2,899
Additions based on tax positions related to the current year	100	80
Adjustment to prior year tax positions and amended tax returns	5	(16)
Lapse of statute of limitations	—	—
Ending balance	$3,068	$2,963
The $3.1 million of unrecognized tax benefits at the end of fiscal year 2026, if recognized, would increase the deferred tax assets and corresponding valuation allowance, having no impact on the effective tax rate.

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

	Fiscal Year Ended (in thousands, except per share information)
	June 27, 2026	June 28, 2025
Net loss	$(47,793)	$(8,318)
Weighted average shares outstanding—basic	10,837	10,762
Effect of dilutive common stock awards	—	—
Weighted average shares outstanding—diluted	10,837	10,762
Net loss per share—basic	$(4.41)	$(0.77)
Net loss per share—diluted	$(4.41)	$(0.77)
Antidilutive stock-based awards not included in diluted earnings per share	181	11

7. SHARE-BASED COMPENSATION AND BENEFIT PLANS
The Company’s 2024 Incentive Plan provides for equity and liability awards to employees and non-employee directors with service and performance vesting conditions in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock-based or cash-based awards. At June 27, 2026, 1,135,150 shares were available for grant under the 2024 Incentive Plan. Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period, and is recorded as employee compensation expense in cost of sales, research, development and engineering, and selling, general and administrative expenses. Share-based compensation is recognized only for those awards that are expected to vest.
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

	SARs	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding, June 30, 2024	387,500	$—	$5.78	1.8
SARs forfeited	(136,250)	—	7.17
SARs expired	(115,000)		4.93
Outstanding, June 28, 2025	136,250	$—	$5.10	2.1

SARs forfeited	(136,250)		5.10
Outstanding, June 27, 2026	—	$—	$—	—
Exercisable, June 27, 2026	—	$—	$—	—
The Black-Scholes option valuation model is used by the Company for estimating the fair value of SARs. Option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. Changes in these assumptions can materially affect the fair value estimates. There were no SARs granted during fiscal years ended June 27, 2026 and June 28, 2025.
Share-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. This forfeiture rate will be revised, if necessary, in subsequent periods if actual forfeitures differ from the amount estimated. No SARs expense was recognized during fiscal year ended June 27, 2026 and $(141,000) was recognized during fiscal year ended June 28, 2025.
There were no SARs exercised during fiscal years ended June 27, 2026 or June 28, 2025.
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
The following table is a summary of restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding, June 30, 2024	—	—
Granted	329,457	4.52
Forfeited	(47,880)	4.52
Outstanding, June 28, 2025	281,577	$4.52
Granted	552,375	2.79
Released	(97,398)	4.52	285
Forfeited	(137,574)	3.42
Outstanding, June 27, 2026	598,980	$3.18
Vested but not released, June 27,2026	—
Total restricted stock unit expense recognized during the fiscal years ended June 27, 2026 and June 28, 2025 was approximately $633,000 and $359,000.
As of June 27, 2026 total unrecognized compensation expense on restricted stock units was $1.4 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

The company has defined contribution plans available to U.S. employees who have attained age 21. Company contributions to the plans were approximately $1.3 million and $1.4 million during the fiscal years ended June 27, 2026 and June 28, 2025, respectively.
8. COMMITMENTS AND CONTINGENCIES
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management's estimates, adjustments to recognize additional cost of sales may be required in future periods. As of June 27, 2026 and June 28, 2025, the reserve for warranty costs was approximately $25,279 and $26,047 respectively.
Leases

Please refer to Footnote “Leases” of the “Notes to Consolidated Financial Statements” for information regarding lease commitments.
Internal Investigation and SEC Settlement
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

On April 20, 2026, the Company, its CEO Brett R. Larsen, and employee, Nicholas S. Fasciana, settled books and records and internal controls charges with the Securities and Exchange Commission (“SEC”), fully resolving the previously disclosed SEC inquiries, which related to the Company’s response to the employee’s notification and related earnings release disclosure. Under the terms of the SEC Order, each of the Company, Mr. Larsen, and Mr. Fasciana agreed to cease-and-desist from committing or causing any violations or any future violations of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Mr. Fasciana also agreed to cease-and-desist from committing or causing any violations or any future violations of Section 13(b)(5) of the Exchange Act. The Company was not required to pay any civil penalty or other payments in connection with the settlement.
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
9. DERIVATIVE FINANCIAL INSTRUMENTS
A significant portion of our operations are in foreign locations, which results in transactions occurring in currencies other than the U.S. Dollar. As a part of our risk management strategy, we use Mexican Peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican Peso denominated expenses. As of June 27, 2026, the Company had outstanding foreign currency forward contracts with a total notional amount of $10.7 million. The maturity dates for these contracts extend through the third quarter of fiscal year 2027. For the three months ended June 27, 2026, the Company did not enter into any foreign currency forward contracts and settled $8.7 million of such contracts. During the same period of the previous year, the Company did not enter into any foreign currency forward contracts and settled $8.0 million of such contracts.

During the twelve months ended June 27, 2026, the Company entered into $27.0 million of foreign currency forward contracts and settled $29.1 million of such contracts. During the same period of the previous year, the Company entered into $29.0 million of foreign currency forward contracts and settled $28.6 million of such contracts.
Changes in the fair value of the forward contracts are recognized as a component of OCI and will be recognized in cost of sales when the hedged item affects earnings. The amount of net gains expected to be reclassified into earnings in the next 12 months is $238,000.
The following table summarizes the fair value of the derivative instruments in the Consolidated Balance Sheets as of June 27, 2026 and June 28, 2025 (in thousands):

		Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20	Balance Sheet Location	June 27, 2026	June 28, 2025
Foreign currency forward contracts	Other current assets	$308	$1,330

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Operations for the twelve months ended June 27, 2026 and June 28, 2025, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 28, 2025	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of June 27, 2026
Forward contracts	Cost of sales	$(1,029)	3,424	(2,633)	$(238)
Total		$(1,029)	3,424	(2,633)	(238)
Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 29, 2024	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of June 28, 2025
Forward contracts	Cost of sales	$215	(2,803)	1,559	$(1,029)
Total		$215	(2,803)	1,559	(1,029)
As of June 27, 2026, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our lines of credit and foreign currency risk resulting from our China and Vietnam operations. The Company does not currently manage these risk exposures by using derivative instruments.
10. FAIR VALUE MEASUREMENTS
The Company has adopted ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and expands disclosures about fair value measurements. There are three levels of fair value hierarchy inputs used to value assets and liabilities which include: Level 1 – inputs are quoted market prices for identical assets or liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – inputs are unobservable inputs for the asset or liability. There have been no changes in the fair value methodologies used at June 27, 2026 and June 28, 2025.
The carrying values of cash and cash equivalents, accounts receivable, contract assets, and current liabilities are reflected on the balance sheets at June 27, 2026 and June 28, 2025 and reasonably approximate their fair value.
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

As a result of the determinable market rates for our asset-based revolving credit facility and equipment loans, they are classified within Level 2 of the fair value hierarchy. Further, the carrying value of each of these instruments reasonably approximates their fair value as of June 27, 2026 and June 28, 2025.

.

11. SEGMENT INFORMATION AND ENTERPRISE-WIDE DISCLOSURES
Operating segments are defined in ASC Topic 280, Segment Reporting as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of June 27, 2026, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services, as this is the only discrete financial information that is regularly reviewed by the chief operating decision maker. This segment provides integrated electronic and mechanical engineering, assembly, sourcing and procurement, logistics, and new product testing for our customers. The chief operating decision maker assesses performance and determines resource allocation for the Company’s single reportable segment based on consolidated net income/loss and total assets/liabilities. The accounting policies of the single reportable segment are the same as those described in the summary of significant accounting policies. Significant segment measures include gross profit which is primarily composed of materials spend and labor costs, which are further presented below.
Products and Services
Of the revenues for the years ended June 27, 2026, and June 28, 2025 contract manufacturing sales and services were $386.7 million and $467.9 million, respectively.
Geographic Areas
Net sales and long-lived assets (property, plant, and equipment) by geographic area for the years ended and as of June 27, 2026 and June 28, 2025 are summarized in the following table. Net sales set forth below are based on the shipping destination. Long-lived assets information is based on the physical location of the asset and includes property, plant and equipment, net, and operating lease right-of-use assets, net.

	Fiscal Year Ended
	(in thousands)
	2026	2025
Geographic net sales:
Domestic (U.S.)	$333,053	$368,558
Foreign	53,614	99,313
Total	$386,667	$467,871

Long-lived assets:
United States	$38,336	$20,519
Mexico	12,552	13,368
Vietnam	4,388	4,845
China	128	342
Total	$55,404	$39,074

Percentage of net sales made to customers located in the following countries:

	Fiscal Year Ended
	2026	2025
United States	86%	79%
China	12%	20%
Other foreign countries (a)	2%	1%
Total	100%	100%
(a) No other individual foreign country accounted for 10% or more of the foreign sales in fiscal years 2026 and 2025

Significant Customers
The percentage of net sales to and trade accounts receivables from significant customers were as follows:

	Percentage of Net Sales Fiscal Year		Percentage of Trade Receivables Fiscal Year
	2026	2025	2026	2025
Customer A	14%	25%	13%	16%
Significant Segment Measures
In accordance with the adoption of ASU 2023-07 in 2025, the Company determined that significant segment measures included gross profit which is primarily composed of materials and labor costs as follows (in thousands). The other category includes various expenses such as depreciation, lease expense, utilities, supplies, maintenance, and other operating costs.

	Twelve Months Ended
	June 27, 2026	June 28, 2025
Materials	$210,541	$276,366
Labor costs	107,921	111,682
Other	44,268	43,396
Total Cost of sales	$362,730	$431,444

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
During fiscal 2026 and 2025, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional.
The following table summarizes the activity in the Company’s contract assets during the twelve months ended June 27, 2026 (in thousands):

Contract Assets
Beginning balance, June 28, 2025	$17,409
Revenue recognized	$367,431
Amounts collected or invoiced	(360,621)
Ending balance, June 27, 2026	$24,219

The following table summarizes the activity in the Company’s contract assets during the twelve months ended June 28, 2025 (in thousands):

Contract Assets
Beginning balance, June 29, 2024	$21,250
Revenue recognized	$443,294
Amounts collected or invoiced	(447,135)
Ending balance, June 28, 2025	$17,409

The Company also has long term contract assets of approximately $4.7 million at June 27, 2026, and $10.4 million at June 28, 2025, classified under Other long-term assets in the condensed consolidated balance sheet. No revenue was recognized, and approximately $0.8 million was collected or invoiced related to these balances during the period. The remaining decrease relates to a provision for credit losses that was booked during 2026. The remaining performance obligations related to these amounts are tied to the manufacturing of electronic products.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the twelve months ended June 27, 2026, and the twelve months ended June 28, 2025, (in thousands):

	Revenue
Recognition	June 27, 2026	June 28, 2025
Over-Time	$367,431	$443,294
Point-in-Time	19,236	24,577
Total	$386,667	$467,871

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
For operating leases, management assumed a discount rate of 4.0% to 9.5% . The weighted average discount rate is disclosed in the tables below.

The components of lease cost were as follows as of June 27, 2026 and June 28, 2025 (in thousands):

		Year Ended	Year Ended
Lease cost	Classification	June 27, 2026	June 28, 2025
Operating lease cost	Cost of sales	$6,204	$5,135
Operating lease cost	Selling, general and administrative expenses	755	732

Financing lease cost	Cost of sales	1,696	3,369
Financing lease cost	Selling, general and administrative expenses	66	171

Total lease cost		$8,721	$9,407

Fixed lease cost		$7,276	$6,335
Short-term lease cost		1,445	3,072
Total lease cost		$8,721	$9,407

Amounts reported in the Consolidated Balance Sheet as of June 27, 2026 and June 28, 2025 were (in thousands, except weighted average lease term and discount rate):

	June 27, 2026	June 28, 2025
Operating Leases:
Operating lease right of use assets	$26,550	$11,347
Operating lease liabilities (1)	$26,550	$11,347

Weighted-average remaining lease term (in years)
Operating leases	6.97	3.29

Weighted-average discount rate
Operating leases	7.96%	4.07%

Financing Leases (2):
Financing lease right of use assets	$10,183	$2,244
Financing lease liabilities	$7,620	$1,912

Weighted-average remaining lease term (in years)
Financing leases	2.47	2.35

Weighted-average discount rate
Financing leases	8.40%	10.11%

(1) The current portion of the total operating lease liabilities of $6.4 million is classified under Other Current Liabilities, resulting in $20.1 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
(2) The total finance lease right of use assets of $10.2 million is classified under Other Long-term Assets. The current portion of the total finance lease liabilities of $3.6 million is classified under Other Current Liabilities, resulting in $4.0 million classified in Other Long-term Liabilities section of the condensed consolidated balance sheet.

Future lease payments under non-cancellable leases as of June 27, 2026 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2027	$6,430	$3,647
2028	5,866	3,083
2029	4,468	1,534
2030	3,963	50
2031	3,774	—
Thereafter	10,541	—
Total undiscounted lease payments	35,042	8,314
Less: present value discount	(8,492)	(694)
Total lease liabilities	$26,550	$7,620

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

Item 9A:	CONTROLS AND PROCEDURES
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

Based on our assessment, we believe that as of June 27, 2026, the Company’s disclosure controls and procedures are effective based on that criteria.

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
Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 27, 2026. This assessment was based on the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our assessment, we believe that as of June 27, 2026, the Company's internal control over financial reporting is effective based on that criteria.

Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during our fourth fiscal quarter ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)).

Item 9B:	OTHER INFORMATION
During the fiscal year ended June 27, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K, Item 408.

Item 9C:	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
Information on the nominees for election as Directors of the Company is incorporated herein by reference from the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2026 fiscal year (the “2026 Proxy Statement”).
Executive Officers of the Registrant
This information is included in a separate item captioned “Executive Officers of the Registrant” in Item 1 of Part 1 of this Annual Report on Form 10-K pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K and is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act:
Information under the caption “Delinquent Section 16(a) Reports” in the Company’s 2026 Proxy Statement is incorporated herein by this reference.
Code of Conduct
The Board of Directors has adopted a written Code of Conduct which applies to its directors and employees, including its executive officers. The Code of Conduct is available on the Company’s website at www.keytronic.com. The Company intends to disclose on its website any amendments to or waivers of the Code of Conduct.

Item 11:	EXECUTIVE COMPENSATION
Information appearing under the caption “Executive Compensation” in the Company’s 2026 Proxy Statement is incorporated herein by this reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information under the captions “Beneficial Ownership of Securities” and "Equity Compensation Plan Information" in the Company’s 2026 Proxy Statement is incorporated herein by this reference.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information appearing under the caption “Related Person Transactions” and “Directors’ Independence” in the Company’s 2026 Proxy Statement is incorporated herein by this reference.

Item 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Baker Tilly US, LLP, Chicago, Illinois, Auditor Firm ID: 23
Information appearing under the caption “Principal Accountant Fees and Services” in the Company’s 2026 Proxy Statement is incorporated herein by this reference.
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

10.3*	Key Tronic Corporation 2024 Incentive Plan, incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-8 filed on December 2, 2024

10.4*	Form of Restricted Stock Unit Grant Notice and Agreement for awards under the 2024 Incentive Plan, incorporated by reference to the Company’s Form 8-K filed on August 27, 2026.

10.5*	Description of Employment Contract of Craig D. Gates, incorporated by reference to the Company’s 1998 Proxy Statement, pages 10 and 11

10.6*	Addenda to Employment Contract of Craig D. Gates, incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended January 1, 2000

10.7*	Addenda to Employment Contract of Craig D. Gates, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended June 29, 2002

10.8*	Amendment to Employment Contract of Craig D. Gates, dated August 23, 2011 incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the year ended July 2, 2011

10.9*	Amendment to Employment Contract of Craig D. Gates, dated May 10, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2012

10.10*	Consulting Agreement of Craig D. Gates, dated June 20, 2024, incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended June 29, 2024

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

10.19*
Summary of Incentive Compensation Plan Performance Goals and Target Payments for Fiscal Year 2027 and Fiscal Years 2026-2028 Long Term Incentive Plan Performance Measures and Awards, incorporated by reference to the Company’s Form 8-K filed on August 27, 2026.

10.20
Loan and Security Agreement, dated August 14, 2020, among the Company, Bank of America, N.A, and certain other parties, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 17, 2020

10.21
First Amendment to Loan and Security Agreement, dated November 10, 2020, among the Company, Bank of America, N.A, and certain other parties, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended July 2, 2022

10.22
Second Amendment to Loan and Security Agreement, dated September 3, 2021, among the Company, Bank of America, N.A, and certain other parties, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 10, 2021

10.23
Third Amendment to Loan and Security Agreement, dated August 26, 2022, among the Company, Bank of America, N.A, and certain other parties, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended July 2, 2022

10.24
Fourth Amendment to Loan, Guaranty and Security Agreement, dated March 29, 2024, among the Company, Bank of America, N.A., and certain other parties, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 13, 2024

10.25
Fifth Amendment to Loan, Guaranty and Security Agreement, dated September 27, 2024, among the Company, Bank of America, N.A., and certain other parties, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 1, 2024

10.26
Sixth Amendment to Loan, Guaranty and Security Agreement, dated October 9, 2024, among the Company, Bank of America, N.A., and certain other parties, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 10, 2024

10.27
Credit Agreement, dated December 3, 2024 among the Company, BMO Bank, N.A. and certain other parties, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2024

10.28
Term Loan Credit Agreement, dated December 3, 2024 among the Company, Callodine Commercial Finance, LLC and certain other parties incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2024.

10.29
First Amendment and Limited waiver to Term Loan Credit Agreement, dated May 13, 2025, among the Company, Callodine Commercial Finance LLC, and certain other parties, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 29, 2025.

10.30
First Amendment and Limited waiver to Credit Agreement, dated May 13, 2025, among the Company, BMO Bank, N.A., and certain other parties, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 29, 2025.

19.1	Key Tronic Corporation Insider Trading Policy, incorporated by reference to Exhibit 19.1 to the Company's Form 10-K for the year ended June 28, 2025

21.1	Subsidiaries of Registrant, submitted herewith

23.1	Consent of Independent Registered Public Accounting Firm - Baker Tilly US, LLP, submitted herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, submitted herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, submitted herewith

32.1	Section 1350 Certification of Chief Executive Officer, submitted herewith

32.2	Section 1350 Certification of Chief Financial Officer, submitted herewith

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation, incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K for the fiscal year ended June 29, 2024

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE)

*	Management contract or compensatory plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

Item 16:	FORM 10-K SUMMARY
None

22
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 23, 2026

KEY TRONIC CORPORATION

By:	/s/ Brett R. Larsen
Brett R. Larsen, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Brett R. Larsen	September 23, 2026
Brett R. Larsen	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Anthony G. Voorhees	September 23, 2026
Anthony G. Voorhees	Date
Executive Vice President of Administration, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Ronald F. Klawitter	September 23, 2026
Ronald F. Klawitter, Director and Chairman of the Board	Date

/s/ Craig D. Gates	September 23, 2026
Craig D. Gates, Director	Date

/s/ James R. Bean	September 23, 2026
James R. Bean, Director	Date

/s/ Subodh K. Kulkarni	September 23, 2026
Subodh K. Kulkarni, Director	Date

/s/ Yacov A. Shamash	September 23, 2026
Yacov A. Shamash, Director	Date

/s/ Cheryl Beranek	September 23, 2026
Cheryl Beranek, Director	Date