Form 10-Q
period 2026-09-26
KEY TRONIC CORP
filed 2026-11-09
CIK 719733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2026, 11,065,887 shares of common stock, no par value (the only class of common stock), were outstanding.

KEY TRONIC CORPORATION

 * Items are not applicable
“We,” “us,” “our,” “Company,” and “Key Tronic,” unless the context otherwise requires, means Key Tronic Corporation and its subsidiaries.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 26, 2026	June 27, 2026
ASSETS
Current assets:
Cash and cash equivalents	$1,644	$584
Trade receivables, net of credit losses of $3,924 and $4,659	78,214	83,650
Contract assets, net of credit losses of $1,196 and $856	22,462	24,219
Inventories	103,992	95,844
Other	22,662	19,462
Total current assets	228,974	223,759
Property, plant and equipment, net	32,086	28,854
Operating lease right-of-use assets, net	25,313	26,550
Other long-term assets:
Deferred income tax asset	1,765	1,451
Other, net of credit losses of $8,446 and $8,438	18,924	19,152
Total other assets	20,689	20,603
Total assets	$307,062	$299,766
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,919	$75,961
Accrued compensation and vacation	5,378	5,450
Current portion of long-term debt	6,863	7,162
Other	21,831	17,919
Total current liabilities	119,991	106,492
Long-term liabilities:
Long-term debt, net	101,974	99,056
Operating lease liabilities	19,057	20,120
Deferred income tax liability	37	41
Other long-term obligations	4,218	4,874
Total long-term liabilities	125,286	124,091
Total liabilities	245,277	230,583
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value—shares authorized 25,000; issued and outstanding 11,066 and 10,859 shares, respectively	48,450	48,135
Retained earnings	13,309	20,810
Accumulated other comprehensive income	26	238
Total shareholders’ equity	61,785	69,183
Total liabilities and shareholders’ equity	$307,062	$299,766
See accompanying notes to condensed consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	September 26, 2026	September 27, 2025
Net sales	$98,676	$98,750
Cost of sales	96,202	90,496
Gross profit	2,474	8,254
Research, development and engineering expenses	2,301	2,079
Selling, general and administrative expenses	7,544	6,759
Gain on insurance proceeds, net of losses	(3,231)	—
Total operating expenses	6,614	8,838
Operating loss	(4,140)	(584)
Interest expense, net	2,598	2,776
Loss before income taxes	(6,738)	(3,360)
Income tax provision (benefit)	763	(1,105)
Net loss	$(7,501)	$(2,255)
Net loss per share — Basic	$(0.69)	$(0.21)
Weighted average shares outstanding —Basic	10,921	10,771
Net loss per share — Diluted	$(0.69)	$(0.21)
Weighted average shares outstanding — Diluted	10,921	10,771

See accompanying notes to condensed consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended
	September 26, 2026	September 27, 2025
Comprehensive loss:
Net loss	$(7,501)	$(2,255)
Other comprehensive income (loss):
Unrealized loss on hedging instruments, net of tax	(212)	(300)
Comprehensive loss	$(7,713)	$(2,555)
Other comprehensive loss for the three months ended September 26, 2026 and September 27, 2025, is reflected net of tax expense (benefit) of approximately $(0.1) million and $(0.1) million, respectively.
See accompanying notes to condensed consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Three Months Ended
	September 26, 2026	September 27, 2025
Operating activities:
Net loss	$(7,501)	$(2,255)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	3,250	2,481
Amortization of deferred loan costs	162	144
Noncash lease expense	1,237	531
Inventory adjustments to net realizable value	806	1,224
Provision for credit losses	541	837
(Gain) loss on disposal of assets	(1)	—
Gain on insurance proceeds, net of losses	(3,231)	—
Share-based compensation expense	315	221
Deferred income taxes	(317)	(1,314)
Changes in operating assets and liabilities:
Trade receivables	5,251	14,740
Contract assets	1,416	(4,853)
Inventories	(8,954)	(1,475)
Other assets	(4,788)	(832)
Accounts payable	6,734	(2,652)
Accrued compensation and vacation	(72)	(1,304)
Other liabilities	3,069	2,111
Cash (used in) provided by operating activities	(2,083)	7,604
Investing activities:
Purchase of property and equipment	(1,570)	(3,182)
Proceeds from insurance	3,075	—
Cash provided by (used in) investing activities	1,505	(3,182)
Financing activities:
Payment of financing costs	(103)	(33)
Repayments of long term debt	(1,888)	(1,583)
Borrowings under revolving credit agreement	104,936	46,324
Repayments of revolving credit agreement	(100,488)	(49,675)
Principal payments on finance leases	(819)	(157)
Proceeds from issuance of long-term debt	—	441
Cash provided by (used in) financing activities	1,638	(4,683)
Net increase (decrease) in cash and cash equivalents	1,060	(261)
Cash and cash equivalents, beginning of period	584	1,384
Cash and cash equivalents, end of period	$1,644	$1,123
Supplemental cash flow information:
Cash paid for interest	$2,439	$2,775
Cash paid for income taxes, net of refunds	$751	$757
Non-cash transactions:
Recognition of operating lease liabilities and right-of-use assets	$—	$17,711
Recognition of financing lease liabilities and right-of-use assets	$—	$2,311
Derecognition of operating lease liabilities and right of use assets	$—	$(2,531)
Property, plant, and equipment purchased but not yet paid	$3,224	$—
See accompanying notes to condensed consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended
	September 26, 2026	September 27, 2025
Total shareholders’ equity, beginning balances	$69,183	$117,134

Common stock (shares):
Beginning balances	10,859	10,762
Restricted stock awards released	207	97
Ending balances	11,066	10,859

Common stock:
Beginning balances	$48,135	$47,502
Share-based compensation expense	315	221
Ending balances	48,450	47,723

Retained earnings:
Beginning balances	$20,810	$68,603
Net loss	(7,501)	(2,255)
Ending balances	13,309	66,348

Accumulated other comprehensive income (loss):
Beginning balances	$238	$1,029
Unrealized loss on hedging instruments, net	(212)	(300)
Ending balances	26	729
Total shareholders’ equity, ending balances	$61,785	$114,800
See accompanying notes to condensed consolidated financial statements.

KEY TRONIC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation
The consolidated financial statements included herein have been prepared by Key Tronic Corporation and subsidiaries (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet information was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2026.
The Company’s reporting period is a 52/53 week fiscal year ending on the Saturday closest to June 30. The three month period ended September 26, 2026 and September 27, 2025, were both 13 week periods. Fiscal year 2027 will end on July 3, 2027, which is a 53 week year. Fiscal year 2026, which ended on June 27, 2026, was a 52 week year.
Management’s Assessment of Liquidity
Historically, due to the timing between the procurement of raw materials, production cycle and payment from our customers, we have financed operations and met our capital expenditure requirements primarily through cash flows provided by operations and borrowings under our credit facilities. We used cash in operations of $(2.1) million during the three month period ended September 26, 2026 and generated cash from operations of $7.6 million during the three month period ended September 27, 2025. We have positive working capital of $109.0 million as of September 26, 2026. Based on current projections, we anticipate generating cash from operations on revenue increases throughout fiscal year 2027 along with gross margin improvements as a result of cost reduction efforts.

On December 3, 2024, we entered into an asset-based credit agreement with BMO Bank, N.A that provides for an asset-based senior secured revolving credit facility of up to $115 million, maturing on December 3, 2029. On December 3, 2024, we also entered into a $28 million term loan credit agreement with Callodine Commercial Finance, LLC. As of September 26, 2026, approximately $14.4 million of gross borrowing capacity was available under the asset-based senior secured revolving credit facility, which is further limited by certain covenant blocks in the loan agreement. Additionally we have $1.6 million of cash on hand. If we are unable to meet projected operating results or extend our borrowing capacity, we may need to delay the purchase of raw materials or require our customers to fund inventory raw material costs ahead of production. Other options to increase our liquidity include leveraging foreign owned assets for additional borrowing capacity or factoring receivables. We believe that projected cash from operations and funds available under our asset-based revolving credit facility will be sufficient to meet our working and fixed capital requirements for at least the next 12 months.
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
The Company assesses whether control of the product or services promised under the contract is transferred to the customer at a point in time (shipment) or over time (as we manufacture the product). The Company is first required to evaluate whether its contracts meet the criteria for 'over-time' or 'point-in-time' recognition. The Company has determined that for the majority of its contracts the Company is manufacturing products for which there is no alternative use due to the unique nature of the customer-specific product, IP and other contract restrictions. The Company has an enforceable right to payment including a reasonable profit for performance completed to date with respect to these contracts. As a result, revenue is recognized under these contracts 'over-time' based on the input cost-to-cost method as it better depicts the transfer of control. This input method is based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, such as manufacturing contracts for which the terms do not provide an enforceable right to payment for performance completed to date, the Company recognizes revenue when it has transferred control of the related manufactured products which generally occurs upon shipment to the customer. Revenue from engineering services is recognized over time as services are performed. Progress toward completion is measured using progress billings issued to customers, which approximate costs incurred and are considered to faithfully depict the Company's performance in transferring services to customers. This method is used because management considers it to be the best available measure of progress on the contracts. Revenue from scrap and excess inventory sales is recognized at the point-in-time of scrap at the customers’ direction, or, if applicable, shipment of the material to the customer.
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

Income Taxes
We generally compute our interim income tax provision through the use of an estimated tax rate (“ETR”) applied to year-to-date operating results and specific events that are discretely recognized as they occur. In determining the estimated annual ETR, we analyze various factors, including projections of our annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and available tax planning alternatives. In the current quarter, we have departed from the ETR approach with respect to the United States and China, as we have a full valuation allowance against our net deferred tax assets in the United States and China, resulting in projected zero ETR in the United States and China for fiscal year 2027. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual ETR.
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
3.Inventories
Inventories as of September 26, 2026 are $104.0 million compared to $95.8 million as of June 27, 2026. The components of inventories consist of the following (in thousands):

	September 26, 2026	June 27, 2026
	(in thousands)
Raw materials and supplies	$89,453	$79,504
Work-in-process	14,539	16,340
Inventories	$103,992	$95,844

4.Long-Term Debt

	Maturity Date	Interest Rate	September 26, 2026	June 27, 2026
			(in thousands)
Asset-based senior secured revolving credit facility (1)	December 3, 2029	6.8%	$79,185	$74,736
Domestic term loan - Callodine (2)	December 3, 2029	10.9%	22,750	23,500
Foreign line of credit (3)	December 11, 2026	9.5%	653	1,017
Domestic term loan - Balboa (4)	September 19, 2029	6% to 8%	2,575	2,808
Domestic term loan - Avtech 8 (5)	December 16, 2028	13.6%	548	604
Domestic term loan - Avtech 9 (6)	June 30, 2028	11.7%	3,317	3,675
Foreign term loan - Banorte (3)	September 7, 2030	11.0%	1,845	1,973
Total debt			110,873	108,313
Less: current portion of debt			(6,863)	(7,162)
Less: unamortized financing costs			(2,036)	(2,095)
Long-term debt, net			$101,974	$99,056
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
Generally, under the Credit Agreement and at the Company’s option: (i) each SOFR Loan shall bear interest at a rate per annum equal to Adjusted Term SOFR (Term SOFR plus 0.10%, subject to a floor of 0.00%) plus an applicable margin of 2.50% to 3.00%, depending on the availability of borrowing amounts under the Credit Agreement; and (ii) each Base Rate Loan, Swing Line Loan or other Obligation shall bear interest at a rate per annum equal to the Base Rate (subject to a floor of 1.00%) plus an applicable margin of 1.50% to 2.00%, depending on the availability of borrowing amounts under the Credit Agreement. As of September 26, 2026, the applicable margin was 2.75% for SOFR Loans and 1.75% for Base Rate Loans. If there is an event of default under the Credit Agreement, all loans and other obligations may bear interest at a rate of an additional 2.00% on the otherwise applicable interest rates. In addition to the applicable interest rates, the Company is required to pay a fee of 0.2% per annum on the unused portion of the Credit Facility, monthly in arrears. Availability on the line of credit is generally determined based on eligible inventory and accounts receivable balances, certain machinery and equipment located in the US, and other covenant restrictions, including a $13 million availability block, which functions to reduce the Company's total availability.
On May 13, 2025, the Company entered into a first amendment and limited waiver to the Credit Agreement. The amendment waived an existing event of cross-default created by an event of default under the Term Loan as defined and discussed in footnote (2) below. The amendment also adds an additional reporting requirement.
As of September 26, 2026, the Company had an outstanding balance under the asset-based revolving credit facility of $79.2 million, $0.7 million in outstanding letters of credit and $14.4 million of potential borrowing capacity, further limited by the availability block in the credit agreement.
As of June 27, 2026, the Company had an outstanding balance under the Credit Facility of $74.7 million, $0.7 million in outstanding letters of credit and $16.5 million of potential borrowing capacity, further limited by the availability block in the credit agreement.
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
The credit facility bears interest at Iterbancario de Equilibrio Interest Rate plus 2.75%, and as of September 26, 2026, was 10.0%. As of September 26, 2026, the Company had an outstanding balance under the revolving credit facility of MXN12 million ($0.7 million USD) and MXN8 million ($0.4 million USD) was available for future borrowings.
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
(5) On May 1, 2025, the Company entered into a $4.0 million equipment financing facility related to new manufacturing equipment that bears interest at 13.6% and matures on October 31, 2028. On December 16, 2025, the equipment financing facility was amended and restated to reduce the financing proceeds to $0.7 million and equal quarterly payments of $69,022. The equipment financing facility will mature on December 16, 2028.
(6) On March 6, 2025, the Company entered into a $5.0 million equipment financing facility related to the Company’s existing manufacturing equipment that bears interest at 11.71% and matures on June 30, 2028. Under this loan agreement, equal quarterly payments of $464,361 commenced on July 15, 2025 and will continue through the maturity of the equipment financing facility on June 30, 2028.
Debt maturities as of September 26, 2026 for the next five years are as follows (in thousands):

Fiscal Years Ending	Amount
2027 (1)	$5,284
2028	6,924
2029	4,347
2030	94,203
2031	115
Total debt	110,873
Unamortized debt issuance costs	(2,036)
Long-term debt, net of debt issuance costs	$108,837
(1) Represents scheduled payments for the remaining nine-month period ending July 3, 2027.
The Company must comply with certain financial covenants, including average and daily availability and, if triggered, earnings before interest, taxes, depreciation, amortization and other adjustments and a fixed charge coverage ratio covenant will apply. The Credit Agreement requires the Company to grant certain inspection rights to BMO Bank, N.A., limit or restrict the Company’s cash management; limit or restrict the ability of the Company to incur additional liens, make acquisitions or investments, incur additional indebtedness, engage in mergers, consolidations, liquidations, dissolutions, or dispositions, pay dividends or other restricted payments, prepay certain indebtedness, engage in transactions with affiliates, and use proceeds. As of September 26, 2026, the Company was in compliance with all applicable financial covenants under the Credit Agreement. As noted above in (3), the Company was not in compliance with certain financial covenants for the local Mexico entity. The Company was notified by the Banorte Financial Group that they have chosen to not exercise their right to accelerate the maturity of outstanding loans.
5.Income Taxes

The Company expects to repatriate approximately $1.8 million from China in the future. All other unremitted foreign earnings are expected to remain permanently reinvested for planned fixed assets purchases and improvements in foreign locations.

Repatriations of cash will generally be tax-free in the U.S. However, withholding taxes in China may still apply to any such future repatriations. Currently, management estimates future repatriations of cash from China may result in approximately $0.1 million of withholding tax. Withholding taxes would not apply to future repatriations from Mexico or Vietnam.
The Company has available approximately $12.5 million of gross federal research and development tax credits as of September 26, 2026 expiring in various fiscal years from 2033 to 2047. ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. Accordingly, as of September 26, 2026, the Company has recorded $3.1 million of unrecognized tax benefits associated with these federal tax credits, resulting in a net deferred tax benefit of approximately $9.4 million.
Management has reviewed all deferred tax assets for purposes of determining whether a valuation allowance may be required. A valuation allowance against deferred tax assets is required if it is more likely than not that some of the deferred tax assets will not be realized. At June 27, 2026, the Company evaluated the realizability of its U.S. federal and state deferred tax assets by considering all available positive and negative evidence, and determined the significance of negative evidence caused a change in judgment about realizability of its U.S. net deferred tax asset, and a full valuation allowance was recognized against the U.S. net deferred tax asset. The principal negative evidence included a significant cumulative loss in recent years in the U.S. tax-paying group, continued annual U.S. losses, and fiscal 2026 revenue and operating results below the levels reflected in prior forecasts. At earlier fiscal 2026 reporting dates, management concluded that this negative evidence was outweighed by the positive evidence then available, including scheduled reversals of existing taxable temporary differences, the absence of a history of tax credit or operating loss carryforwards expiring unused, and forecasted future U.S. taxable income associated with anticipated program ramps and operating improvements. At March 28, 2026, the forecast continued to reflect a return to operating profitability during the fourth quarter of fiscal year 2026 and was supported by strong customer demand.

During the fourth quarter of fiscal year 2026, actual U.S. operating results did not achieve the timing or magnitude contemplated in the March 28, 2026, realizability assessment. This additional actual-result evidence, considered together with previous forecast shortfalls and the significant cumulative U.S. loss position, reduced the weight that could be placed on projected future taxable income as positive evidence. Because future reversals of existing taxable temporary differences were insufficient to realize the net U.S. deferred tax assets and no carryback or qualifying tax-planning strategies were available, management concluded at June 27, 2026, that it was no longer more likely than not that the affected deferred tax assets would be realized. Accordingly, the Company recorded a full valuation allowance against its net U.S. deferred tax assets at June 27, 2026, and continues to maintain a full valuation allowance against its net U.S. deferred tax assets as of September 26, 2026. The Company’s decision to end manufacturing operations in China has resulted in loss carryforwards that more likely than not will not be realized in the carryforward period. Therefore, the Company has placed a full valuation allowance against the net deferred tax asset in China at December 27, 2025, and continues to maintain a full valuation allowance against its net China deferred tax assets as of September 26, 2026.

The Company evaluated tax law changes and regulatory guidance issued through the fiscal quarter. After the end of fiscal year 2025, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes several tax related provisions that impact the Company beginning in fiscal year 2026. These tax law changes mitigate federal income taxes payable, but did not materially impact the Company’s overall tax position and effective tax rate in fiscal year 2026, nor are they expected to materially impact the Company’s overall tax position and effective tax rate in fiscal year 2027, or beyond.
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

	Three Months Ended
	(in thousands, except per share information)
	September 26, 2026	September 27, 2025
Net loss	$(7,501)	$(2,255)
Weighted average shares outstanding—basic	10,921	10,771
Effect of dilutive common stock awards	—	—
Weighted average shares outstanding—diluted	$10,921	$10,771
Net loss per share—basic	$(0.69)	$(0.21)
Net loss per share—diluted	$(0.69)	$(0.21)
Antidilutive shares not included in diluted earnings per share	28	—

7. Stock-Based Compensation and Benefit Plans
The Company’s 2024 Incentive Plan provides for equity and liability awards to employees and non-employee directors with service and performance vesting conditions in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, stock units, performance shares, performance units, and other stock-based or cash-based awards. At September 26, 2026, 720,045 shares were available for grant. Compensation cost is recognized on a straight-line basis over the requisite employee service period, which is generally the vesting period, and is recorded as employee compensation expense in cost of sales, research, development and engineering, and selling, general and administrative expenses. Share-based compensation is recognized only for those awards that are expected to vest and forfeitures for restricted stock units are accounted for prospectively as they occur.
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
The following table is a summary of restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding, June 29, 2025	281,577	4.52
Granted	550,461	$2.79	285
Released	(97,398)	4.52
Outstanding, September 27, 2025	734,640	$3.22

Outstanding, June 28, 2026	598,980	$3.18
Granted	415,529	$3.73
Released	(206,618)	$3.16	704
Forfeited	(424)	$3.53
Outstanding, September 26, 2026	807,467	$3.46
Vested but not released, September 26, 2026	—
Total restricted stock unit expense recognized during the three months ended September 26, 2026 and September 27, 2025 was approximately $315,000 and $221,000, respectively.
As of September 26, 2026 total unrecognized compensation expense on restricted stock units was $2.6 million, which is expected to be recognized over a weighted average period of approximately 2.1 years.
8.Commitments and Contingencies
Litigation and Other Matters
The Company is party to certain lawsuits or claims in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.
Warranties
The Company provides warranties on certain product sales. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from management’s estimates, adjustments to recognize additional cost of sales may be required in future periods. The Company’s warranty reserve was approximately $15,700 as of September 26, 2026 and $25,300 as of June 27, 2026.

9.Derivative Financial Instruments
A significant portion of our operations are in foreign locations, which results in transactions occurring in currencies other than the U.S. Dollar. As a part of our risk management strategy, we use Mexican Peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican Peso denominated expenses. As of September 26, 2026, the Company had outstanding foreign currency forward contracts with a total notional amount of $4.9 million that mature through the third quarter of fiscal year 2027. During the three months ended September 26, 2026, the Company did not enter into foreign currency forward contracts and settled $5.9 million of such contracts. During the same period of the previous year, the Company did not enter into foreign currency forward contracts and settled $6.5 million of such contracts.
Changes in the fair value of the forward contracts are recognized as a component of OCI and will be recognized in cost of sales when the hedged item affects earnings. The amount of net gain expected to be reclassified into earnings in the next 12 months is approximately $26,000.
The following table summarizes the fair value of the derivative instruments in the Consolidated Balance Sheets as of September 26, 2026 and June 27, 2026 (in thousands):

		Fair Value
Derivatives designated as hedging instruments under Subtopic 815-20	Balance Sheet Location	September 26, 2026	June 27, 2026
Foreign currency forward contracts	Other current assets	$33	$308

The following tables summarize the gain (loss) on derivative instruments, net of tax, on the Consolidated Statements of Operations for the three months ended September 26, 2026 and September 27, 2025, respectively (in thousands):

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 27, 2026	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of September 26, 2026
Forward contracts	Cost of sales	$(238)	$591	$(379)	$(26)
Total		$(238)	$591	$(379)	$(26)

Derivatives Designated as Hedging Instruments	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	AOCI Balance as of June 28, 2025	Effective Portion Recorded In AOCI	Effective Portion Reclassified From AOCI Into Income	AOCI Balance as of September 27, 2025
Forward contracts	Cost of sales	$(1,029)	$1,099	$(799)	$(729)
Total		$(1,029)	$1,099	$(799)	$(729)

As of September 26, 2026, the Company does not have any foreign exchange contracts with credit-risk-related contingent features. The Company is subject to the risk of fluctuating interest rates from our lines of credit and foreign currency risk resulting from our China and Vietnam operations. The Company does not currently manage these risk exposures by using derivative instruments.

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
The Company assesses whether control of the product or services promised under the contract is transferred to the customer at a point in time (shipment) or over time (as we manufacture the product). The Company is first required to evaluate whether its contracts meet the criteria for 'over-time' or 'point-in-time' recognition. The Company has determined that for the majority of its contracts the Company is manufacturing products for which there is no alternative use due to the unique nature of the customer-specific product, IP and other contract restrictions. The Company has an enforceable right to payment including a reasonable profit for performance completed to date with respect to these contracts. As a result, revenue is recognized under these contracts 'over-time' based on the input cost-to-cost method as it better depicts the transfer of control. This input method is based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, such as manufacturing contracts for which the terms do not provide an enforceable right to payment for performance completed to date, the Company recognizes revenue when it has transferred control of the related manufactured products, which generally occurs upon shipment to the customer. Revenue from engineering services is recognized over time as services are performed. Progress toward completion is measured using progress billings issued to customers, which approximate costs incurred and are considered to faithfully depict the Company's performance in transferring services to customers. This method is used because management considers it to be the best available measure of progress on the contracts. Revenue from scrap and excess inventory sales is recognized at the point-in-time of scrap at the customers’ direction, or, if applicable, shipment of the material to the customer.
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
During the first quarter of fiscal year 2027, no revenues were recognized from performance obligations satisfied or partially satisfied in previous periods.

Contract Balances
A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Current contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when the right to payment becomes unconditional.
The following table summarizes the activity in the Company’s contract assets during the three months ended September 26, 2026 (in thousands):

Contract Assets
Beginning balance, June 27, 2026	$24,219
Revenue recognized	89,982
Amounts collected or invoiced	(91,399)
Allowance for expected credit losses	(340)
Ending balance, September 26, 2026	$22,462

The Company also has long term contract assets of approximately $4.3 million at September 26, 2026, and $4.7 million at June 27, 2026, classified under Other long-term assets in the condensed consolidated balance sheet. No revenue was recognized, and $0.1 million was collected or invoiced related to these balances during the period. The remaining performance obligations related to these amounts are tied to the manufacturing of electronic products.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated for the three and three months ended September 26, 2026 and September 27, 2025 (in thousands):

	Revenue
Recognition	Three Months Ended
	September 26, 2026	September 27, 2025
Over-Time	$89,982	$95,084
Point-in-Time	8,694	3,666
Total	$98,676	$98,750

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
For operating leases, discount rates assumed range from 4.0% to 9.5% . The weighted average discount rate is disclosed in the tables below.
The components of lease cost for the three months ended September 26, 2026 and September 27, 2025 were (in thousands):

		Three Months Ended
		September 26, 2026	September 27, 2025
Lease cost	Classification
Operating lease cost	Cost of sales	$1,422	$1,687
Operating lease cost	Selling, general and administrative expenses	$194	$183

Financing lease cost	Cost of sales	$809	$150
Financing lease cost	Selling, general and administrative expenses	$20	$7

Total lease cost		$2,445	$2,027

Fixed lease cost		$2,013	$1,593
Short-term lease cost		432	434
Total lease cost		$2,445	$2,027

Amounts reported in the Consolidated Balance Sheet as of September 26, 2026 and June 27, 2026 were (in thousands, except weighted average lease term and discount rate):

	September 26, 2026	June 27, 2026
Operating Leases:
Operating lease right of use assets	$25,313	$26,550
Operating lease liabilities (1)	$25,313	$26,550

Weighted-average remaining lease term (in years)
Operating leases	6.88	6.97

Weighted-average discount rate
Operating leases	8.05%	7.96%

Financing Leases (2):
Financing lease right of use assets	$9,766	$10,183
Financing lease liabilities	$6,801	$7,620

Weighted-average remaining lease term (in years)
Financing leases	2.24	2.47

Weighted-average discount rate
Financing leases	8.30%	8.40%
(1) The current portion of the total operating lease liabilities of $6.3 million is classified under Other Current Liabilities resulting in $19.1 million classified under Operating Lease Liabilities in the Long-term Liabilities section of the condensed consolidated balance sheet.
(2) The total finance lease right of use assets of $9.8 million is classified under Other Long-term Assets. The current portion of the total finance lease liabilities of $3.5 million is classified under Other Current Liabilities, and $3.3 million is classified in the Other Long-term Liabilities section of the condensed consolidated balance sheet.

Future lease payments under non-cancellable leases as of September 26, 2026 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2027 (1)	$4,696	$2,688
2028	5,866	3,083
2029	4,468	1,534
2030	3,963	50
2031	3,774	—
Thereafter	10,540	—
Total undiscounted lease payments	$33,307	$7,355
Less: present value discount	(7,994)	(554)
Total lease liabilities	$25,313	$6,801
(1) Represents estimated lease payments for the remaining nine-month period ending July 3, 2027.

12.Segment Information
Operating segments are defined in ASC Topic 280, Segment Reporting as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. As of September 26, 2026, the Company operates and internally manages a single operating segment, Electronics Manufacturing Services, as this is the only discrete financial information that is regularly reviewed by the chief operating decision maker. This segment provides integrated electronic and mechanical engineering, assembly, sourcing and procurement, logistics, and new product testing for our customers. The chief operating decision maker assesses performance and determines resource allocation for the Company’s single reportable segment based on consolidated net income/loss and total assets/liabilities. The accounting policies of the single reportable segment are the same as those described in the summary of significant accounting policies. Significant segment measures include gross profit which is primarily composed of materials spend and labor costs, which are further presented below.
Significant Segment Measures
In accordance with the adoption of ASU 2023-07 in 2025, the Company determined that significant segment measures included gross profit, which is primarily composed of materials and labor costs as follows (in thousands). The other category includes various expenses such as depreciation, lease expense, utilities, supplies, maintenance, and other operating costs.

	Three Months Ended
	September 26, 2026	September 27, 2025
Materials	$58,361	$53,958
Labor costs	27,134	26,449
Other	10,707	10,089
Total Cost of sales	$96,202	$90,496

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
References in this report to “the Company,” “Key Tronic,” “we,” “our,” or “us” mean Key Tronic Corporation together with its subsidiaries, except where the context otherwise requires.

This Quarterly Report contains forward-looking statements in addition to historical information. Forward-looking statements include, but are not limited to those including such words as aims, anticipates, believes, continues, could, estimates, expects, hopes, intends, plans, predicts, projects, targets, or will, similar verbs, or nouns corresponding to such verbs, which may be forward looking. Forward-looking statements also include other passages that are relevant to expected future events, performances, and actions or that can only be fully evaluated by events that will occur in the future. Forward-looking statements in this Quarterly Report include, without limitation, the Company’s statements regarding its expectations with respect to financial conditions and results, including revenue, earnings, and margins, the Company’s plans to address production constraints, including its ability to access additional capital, the Company’s ability to shift its focus in China and build out production capacity in the US and Vietnam and the timing of completion of those facilities, cost savings from headcount reduction, cost savings from the wind-down of manufacturing operations in China, demand for certain products and the effectiveness of some of its programs, business from customers and programs, new program launches, impacts from operational streamlining and efficiencies, including reductions in inventories, future utilization of certain tax benefits, and impacts of repairs to its facilities from winter storm damage.

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
Executive Summary

In the first quarter of fiscal 2027, we won new programs in utilities power management, sustainable waste management, data centers, construction, and defense technology, representing more than $60 million in potential annual revenue. We also recently announced plans by TP-Link Systems, a global leader in networking and smart home solutions, to partner with us on US assembly of its next-generation technologies.

We reported net sales of $98.7 million in the first quarter of fiscal year 2027, down 0.1 percent from $98.8 million in the same period of fiscal year 2026. Revenue for the first quarter of fiscal year 2027 continued to be constrained by tightening credit availability and liquidity pressures across the global supply chain. These supply chain financing constraints delayed approximately $18 million of the Company's shipments during the quarter, mostly involving programs manufactured in Mexico and the US. Revenue from Key Tronic’s Vietnam-based production continued to grow, driven by medical device and consumer products programs.

The Company continues to engage with customers, suppliers, and financing partners to support growth and address supply chain liquidity constraints. Customer demand remained robust, particularly for U.S.-based production programs. Backlog at the end of the first quarter of fiscal year 2027 was $245.9 million, representing a 76% increase from the prior-year period. Order backlog consists of purchase orders received for products expected to be shipped approximately within the next twelve months, although shipment dates are subject to change due to design modifications, customer forecast changes, or other customer requirements.The amount of backlog is not necessarily indicative of future sales but can be indicative of trends in expected future sales revenue.

Gross margin and operating margins were 2.5 percent and (4.2) percent, respectively, in the first quarter of fiscal year 2027 compared to 8.4 percent and (0.6) percent, respectively, for the same period of fiscal year 2026. Adjusted gross margin was 4.2% for the first quarter of fiscal year 2027 down from 9.6% in the same period of fiscal year 2026. See “Non-GAAP Financial Measures,” below for additional information about adjusted gross margin. As revenue rebounds, Key Tronic expects margin increases in coming periods as revenues rebound and expected continued cost structure improvement measures take hold.

The concentration of our top three customers’ net sales increased to 31.6 percent of total sales in the first quarter of fiscal year 2027 from 30.5 percent in the same period of the prior fiscal year. This increase is related to a increase in demand from a longstanding customer. As new customer programs ramp, we expect that concentration of our top three customers to decrease overtime.
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
Net loss for the first quarter of fiscal year 2027 was $(7.5) million or $(0.69) per diluted share, as compared to net loss of $(2.3) million or $(0.21) per diluted share for the first quarter of fiscal year 2026. The year-over-year increase in net loss was primarily driven by lower gross profit, including approximately $6.0 million of inventory sales with minimal margin contribution, and $4.7 million of manufacturing cost variances that were recognized in cost of goods sold rather than reflected in inventory due to U.S. GAAP inventory valuation requirements.
The adjusted net income was $(7.9) million or $(0.72) per share for the first quarter of fiscal year 2027, compared to adjusted net income of $(1.1) million or $(0.10) per share for the same period of fiscal year 2026. See “Non-GAAP Financial Measures,” below for additional information about adjusted net income (loss) and adjusted net income (loss) per share.

Moving into the second quarter of fiscal year 2027, the Company remains focused on addressing supply chain financing challenges that have impacted production and operating results. While management expects continued global economic uncertainty and ongoing volatility related to trade policies, the Company is increasingly encouraged by improving demand trends and growth in its production backlog, which reflect customers' adaptation to the current operating environment. In addition, new customer programs are ramping, and recently expanded manufacturing capacity in the United States and Vietnam is generating increased customer interest and additional quoting opportunities.

The Company believes that recent improvements in operating efficiency have enhanced its competitive position and contributed to a stronger pipeline of potential new business. As a result, Key Tronic believes it is increasingly well positioned to win new programs and profitably expand its business over the long term.

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
We maintain a strong balance sheet with a current ratio of 1.9 and a debt-to-equity ratio of 1.8 as of September 26, 2026. Total cash used in operating activities as defined on our cash flow statement was $(2.1) million for the three months ended September 26, 2026. We believe we maintain sufficient liquidity for our expected future operations and as of September 26, 2026, had $79.2 million in borrowings under our asset-based revolving credit facility with $14.4 million remaining available (further limited by the availability block in the loan agreement) and $1.6 million of cash on hand.

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
•Revenue Recognition
•Inactive, Obsolete, and Surplus Inventory Valuation
•Allowance for Credit Losses
•Income Taxes
Please refer to the discussion of critical accounting policies in our most recent Annual Report on Form 10-K for the fiscal year ended June 27, 2026, for further details.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 26, 2026 with the Three Months Ended September 27, 2025
The financial information and discussion below should be read in conjunction with the Consolidated Financial Statements and Notes.
The following table sets forth certain information regarding the components of our condensed consolidated statements of operations for the three months ended September 26, 2026 as compared to the three months ended September 27, 2025. It is provided to assist in assessing differences in our overall performance (in thousands):

	Three Months Ended
	September 26, 2026	% of net sales	September 27, 2025	% of net sales	$ change	% point change
Net sales	$98,676	100.0%	$98,750	100.0%	$(74)	—%
Cost of sales	96,202	97.5%	90,496	91.6%	5,706	5.9%
Gross profit	2,474	2.5%	8,254	8.4%	(5,780)	(5.9)%
Research, development and engineering	2,301	2.3%	2,079	2.1%	222	0.2%
Selling, general and administrative	7,544	7.6%	6,759	6.8%	785	0.8%
Gain on insurance proceeds, net of losses	(3,231)	(3.3)%	—	—%	(3,231)	(3.3)%
Total operating expenses	6,614	6.6%	8,838	8.9%	(2,224)	(2.3)%
Operating loss	(4,140)	(4.2)%	(584)	(0.6)%	(3,556)	(3.6)%
Interest expense, net	2,598	2.6%	2,776	2.8%	(178)	(0.2)%
Loss before income taxes	(6,738)	(6.8)%	(3,360)	(3.4)%	(3,378)	(3.4)%
Income tax provision (benefit)	763	0.8%	(1,105)	(1.1)%	1,868	1.9%
Net loss	$(7,501)	(7.6)%	$(2,255)	(2.3)%	$(5,246)	(5.3)%
Effective income tax rate	(11.3)%		32.9%
Net Sales
Net sales of $98.7 million for the first quarter of fiscal year 2027 decreased by 0.1 percent as compared to net sales of $98.8 million for the first quarter of fiscal year 2026.
Although net sales increased modestly by $0.1 million, revenues were constrained by tightening credit availability and liquidity pressures across the global supply chain.
Gross Profit
Gross profit as a percentage of net sales for the three months ended September 26, 2026 was 2.5 percent compared to 8.4 percent for the three months ended September 27, 2025. The sharp decline in gross margin during the first quarter of fiscal 2027 was driven by production delays caused by supply chain financing constraints, excess labor costs and operating inefficiencies, $6.0 million of inventory sales with no margin contribution, and $4.7 million of manufacturing cost variances recognized in cost of goods sold rather than reflected in inventory due to valuation requirements.
Included in gross profit are charges related to reductions in the carrying value of our inventory due to obsolescence. We recorded an impairment of approximately $0.8 million and $1.2 million for obsolete inventory during the three months ended September 26, 2026 and September 27, 2025, respectively. We adjust the carrying value for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and its net realizable value based on assumptions as to future demand and market conditions. The provisions are established for inventory that we have determined customers are not contractually responsible for and also inventory that we believe customers will be unable to purchase.

Operating Expenses
There were no significant changes to operating expenses during the first quarter of fiscal year 2027. Total research, development, and engineering (“RD&E”) expenses were $2.3 million during the three months ended September 26, 2026 and $2.1 million during the three months ended September 27, 2025, respectively. Total RD&E expenses as a percent of net sales were 2.3 percent during the three months ended September 26, 2026 and 2.1 percent during the three months ended September 27, 2025.
Total selling, general and administrative (“SG&A”) expenses were $7.5 million during the three months ended September 26, 2026 compared to $6.8 million for the three months ended September 27, 2025. Total SG&A expenses as a percentage of net sales were 7.6 percent for the three months ended September 26, 2026 and 6.8 percent for the three months ended September 27, 2025. The increase period over period largely relates to increased professional fees incurred for consulting services.
Interest
There were no significant changes to interest expense during the first quarter of fiscal year 2027. Interest expense was $2.6 million during the three months ended September 26, 2026 and $2.8 million during the three months ended September 27, 2025.
Income Taxes
The effective tax rate for the three months ended September 26, 2026 was (11.3) percent compared to 32.9 percent for the three months ended September 27, 2025. The decrease was primarily due to receiving no tax benefit for losses incurred in the United States and China, and the fact that we have income tax expense in Vietnam and Mexico, while we have a consolidated net loss for the three months ended September 26, 2026.

Our judgments regarding deferred tax assets and liabilities may change due to changes in market conditions, changes in estimates, changes in tax laws or other factors. If assumptions and estimates change in the future, the deferred tax assets and liability will be adjusted accordingly and any increase or decrease will result in an additional deferred income tax expense or benefit in subsequent periods
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States (GAAP), we use certain non-GAAP financial measures, adjusted net loss, and adjusted net income loss per share, diluted. We provide these non-GAAP financial measures because we believe they provide greater transparency related to our core operations and represent supplemental information used by management in its financial and operational decision making. We exclude (or include) certain items in our non-GAAP financial measures as we believe the net result is a measure of our core business. We believe this facilitates operating performance comparisons from period to period by eliminating potential differences caused by the existence and timing of certain income and expense items that would not otherwise be apparent on a GAAP basis.

In addition, during this period, we have provided adjusted cost of sales, adjusted gross profit, and adjusted gross margin. These additions supplement adjusted net loss by mapping the portion of the identified adjustments utilized in the calculation of adjusted net loss to relevant financial statement line items for re-calculation of the adjusted metrics presented. We have provided these additional non-GAAP financial measures because we believe they provide greater transparency related to our core operations and represent supplemental information used by management in its financial and operational decision making.

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

See the table below entitled “Reconciliation of GAAP to non-GAAP measures” for reconciliations of adjusted net loss and adjusted cost of sales to the most directly comparable GAAP measure, which is GAAP net loss, and GAAP cost of sales, respectively, as well as the computation of adjusted gross profit, adjusted gross margin, and adjusted net loss per share, diluted.

	Three Months Ended
(in thousands, except per share amounts)	September 26, 2026	September 27, 2025
GAAP net loss	$(7,501)	$(2,255)
Restructuring charges	1,584	1,212
Allowances for distressed programs	823	—
Stock-based compensation expense	315	221
Gain on insurance proceeds, net of losses	(3,231)
Income tax effect of non-GAAP adjustments (1)	102	(287)
Adjusted net loss:	$(7,908)	$(1,109)

Adjusted net loss per share — non-GAAP Diluted	$(0.72)	$(0.10)
Weighted average shares outstanding — Diluted	10,921	10,775

GAAP cost of sales	$96,202	$90,496
Restructuring charges	1,126	1,212
Allowances for distressed programs	559	—
Adjusted cost of sales	$94,517	$89,284

Total gross profit adjustments	$1,685	$1,212

GAAP gross profit	$2,474	$8,254
Total gross profit adjustments	1,685	1,212
Adjusted gross profit	$4,159	$9,466

GAAP net sales	$98,676	$98,750
Adjusted gross margin	4.2%	9.6%

(1) Income tax effects are calculated using an effective tax rate of 20%, which approximates the effective statutory tax rate for the presented periods.
BACKLOG
On September 26, 2026, we had an order backlog of approximately $245.9 million. This compares with a backlog of approximately $139.9 million on September 27, 2025. The increase in order backlog is primarily related to strengthening of demand for a number of existing programs. We expect backlog to increase in the coming periods due to recent sizable program wins. Order backlog consists of purchase orders received for products expected to be shipped within the next 12 months, although shipment dates are subject to change due to design modifications or changes in other customer requirements. Order backlog should not be considered an accurate measure of future net sales.
CAPITAL RESOURCES AND LIQUIDITY
Operating Cash Flow
Net cash used by operating activities for the three months ended September 26, 2026 was $2.1 million. Net cash provided by operating activities was $7.6 million for the three months ended September 27, 2025.
The $2.1 million of net cash used by operating activities for the three months ended September 26, 2026 was primarily related to $7.5 million in net loss for the period adjusted for $3.3 million of depreciation and amortization, a $5.3 million decrease in accounts receivable, a $1.4 million decrease in contract assets, a $6.7 million decrease in accounts payable, and a $3.1 million decrease in other liabilities partially offset by a $3.2 million gain on insurance (net of losses), a $9.0 million increase in inventories, and a $4.8 million increase in other assets.

The $7.6 million of net cash provided by operating activities for the three months ended September 27, 2025 was primarily related to $2.3 million in net loss for the period adjusted for $2.5 million of depreciation and amortization, a $14.7 million decrease in accounts receivable, and a $2.1 million increase in other liabilities, partially offset by a $4.9 million increase in contract assets, a $2.7 million decrease in accounts payable, a $0.8 million increase in other assets, and a $1.3 million decrease in accrued compensation and vacation.
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
Investing Cash Flow
Cash provided by investing activities was $1.5 million during the three months ended September 26, 2026 as compared to cash used in investing activities of $3.2 million during the three months ended September 27, 2025. Our primary source of cash from investing activities during the three months ended September 26, 2026 , related to proceeds received from insurance claims related to storm damage at our Mississippi facility. The primary sources of cash used in investing activities for the three months ended September 26, 2026 and September 27, 2025 relates to investments in facility and equipment upgrades.
Leases are often utilized when potential technical obsolescence and funding requirement advantages outweigh the benefits of equipment ownership. Total capital expenditures are expected to be approximately $7-$10 million during the fiscal year, some of which may be funded through finance leases. Capital expenditures and periodic lease payments are expected to be financed with internally generated funds as well as our revolving line of credit facility and equipment term loans.
Financing Cash Flow
Cash provided by financing activities was $1.6 million during the three months ended September 26, 2026 as compared to $4.7 million used in financing activities in the same period of the previous fiscal year. Our primary financing activities during the three months ended September 26, 2026, and September 27, 2025, were borrowings and repayments under our asset-based credit agreement with BMO Bank, N.A. that provides for an asset-based senior secured revolving credit facility (the “Credit Facility”) of up to $115 million, maturing on December 3, 2029, and various term loans.

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
As of September 26, 2026, we had approximately $1.3 million of cash held by foreign subsidiaries. If cash is to be repatriated in the future from these foreign subsidiaries, the Company would be subject to certain withholding taxes in the foreign jurisdictions. The total amount of tax payments required for the amount of foreign subsidiary cash on hand as of September 26, 2026 would approximate $36,000. We have accrued withholding taxes for expected future repatriation of foreign earnings as discussed in Note 5 of the “Notes to Condensed Consolidated Financial Statements.”
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have included a summary of our Contractual Obligations in our Annual Report on Form 10-K for the fiscal year ended June 27, 2026. There have been no material changes in contractual obligations outside the ordinary course of business since June 27, 2026. See Note 4 - “Long-Term Debt” of the Notes to Condensed Consolidated Financial Statements for additional information.
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

Changes in tariffs and other trade policies can be announced with little or no advance notice. The recent broad increase in tariffs on imported products and components from certain countries, including higher tariff levels on those imported from China and Mexico have resulted, and are expected to further result, in retaliatory measures on U.S. goods by those countries and others. If maintained, these tariffs, and the potential escalation of trade disputes, could pose a risk to our business that could affect our revenue and cost of sourcing materials. We are currently shielded from Mexico-related tariffs under the United States-Mexico-Canada Agreement, but there is no assurance that this agreement will not be amended or cancelled in the future. Actions we take to adapt to new tariffs or trade restrictions may increase our costs or may cause us to modify our operations, and could drive up our prices to customers. For example, we incurred significant one-time expenses in the second quarter of 2026 related to the wind-down of our China manufacturing operations. Any decision by a large number of our customers to cease using our manufacturing services due to the application of tariffs could materially reduce our revenue and net income. In addition, tariffs or other trade restrictions have caused, and may continue to cause, adverse changes and uncertainty in U.S. and global financial and economic conditions, which adversely impacts the demand for our products.

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

Our asset-based senior secured revolving credit facility (the “Credit Facility”), also includes certain financial covenants, including average and daily availability and, if triggered, earnings before interest, taxes, depreciation, amortization and other adjustments and a fixed charge coverage ratio covenant will apply. We have in the past failed to meet certain covenants, and may not meet such covenants in the future and may not be able to obtain waivers or amendments from the relevant lenders on terms acceptable to us, or at all. In the event we breach any covenant that results in an event of default, we may be required to amend the Credit Facility on terms that would be less favorable to us, such as an increase in the interest rate. Similarly, our lenders could choose to accelerate payment of the amounts owed by the Company. Under those circumstances our borrowings could become immediately payable. The amendment of our credit arrangements on unfavorable terms or the acceleration of our payment obligations thereunder, would have a material adverse effect on our business, financial condition, results of operations and cash flows. For a summary of our debt obligations, see Note 4 - “Long-Term Debt” of the Notes to Condensed Consolidated Financial Statements.

Our ability to secure and maintain sufficient credit arrangements is key to our continued operations.

There is no assurance that we will be able to retain, renew, or refinance our credit arrangements in the future or to maintain sufficient collateral to support our borrowing capacity.

In the event that our business grows rapidly, or there is uncertainty in the macroeconomic climate, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that we will be able to obtain equity or debt financing at acceptable terms, or at all, in the future. For a summary of our debt obligations, see Note 4 - “Long-Term Debt” of the Notes to Condensed Consolidated Financial Statements.

Adverse changes in the interest rates of our borrowings could adversely affect our financial condition.

We are exposed to interest rate risk under our revolving line of credit and term loans. We have not historically hedged the interest rate on our credit facility; therefore, unless we do so, significant changes in interest rates could adversely affect our results of operations. For a summary of our debt obligations, see Note 4 - “Long-Term Debt” of the Notes to Condensed Consolidated Financial Statements.

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

In addition, from time to time we, or our officers and members of our Board of Directors, may be involved in lawsuits and regulatory actions relating to our business and operations. For example, we reached a settlement with the SEC in April 2026 that fully resolved an inquiry by the SEC related to the subject matter of our 2021 internal investigation. If we are subject in the future to lawsuits or regulatory action, we could be required to pay monetary damages that may be in excess of our insurance coverage or may have additional penalties or other remedies imposed against us or our officers and directors. Any such expenses, the potential diversion of the attention of management and other personnel as a result of such legal proceedings, or negative publicity arising from any such matters could adversely affect our business, financial condition, results of operations and cash flows.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to our secured debt. Our asset-based senior secured revolving credit facility, line of credit facility, and equipment financing facility are secured by substantially all of our assets. The interest rates applicable to our asset-based senior secured revolving credit facility fluctuate with SOFR rates. The interest rates applicable to our asset-based secured line of credit facility fluctuate with Itercambaria de Equilibrio Interest Rate. There was outstanding $79.2 million in borrowings under our asset-based senior secured revolving credit facility, MXN11.5 million ($0.7 million USD) outstanding in borrowing under our asset-based secured line of credit facility, and $6.4 million outstanding on our equipment financing facilities as of September 26, 2026.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our revolving credit facility and term loans.
Foreign Currency Exchange Risk
A significant portion of our operations are in foreign locations. As a result, transactions occur in currencies other than the U.S. dollar. Exchange rate fluctuations among other currencies used by us would directly or indirectly affect our financial results. From time to time, we use Mexican Peso forward contracts to hedge foreign currency fluctuations for a portion of our Mexican Peso denominated expenses. There were $4.9 million of foreign currency forward contracts outstanding as of September 26, 2026. See Note 9 - “Derivative Financial Instruments” to the Notes to Condensed Consolidated Financial Statements for additional information regarding our derivative instruments.
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
Based on their evaluation as of September 26, 2026, the Company’s disclosure controls and procedures are effective based on that criteria.

Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting during the three months ended September 26, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).
PART II. OTHER INFORMATION:
Item 1.Legal Proceedings
We are a party to certain lawsuits or claims in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flow, although an adverse resolution against the Company in a fiscal quarter or year could have a material adverse effect on the Company’s results of operations in a particular quarter or year. For further details on claims, if applicable, see Note 8. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Item 1A.Risk Factors
Information regarding risk factors appear in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q.

Item 5. Other Information
Insider Trading Arrangements
During the fiscal quarter ended September 26, 2026, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as defined in Regulation S-K, Item 408.

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

KEY TRONIC CORPORATION

/s/ BRETT R. LARSEN
Brett R. Larsen	Date:	November 9, 2026
President and Chief Executive Officer
(Principal Executive Officer)

/s/ ANTHONY G. VOORHEES
Anthony G. Voorhees	Date:	November 9, 2026
Executive Vice President of Administration, Chief Financial Officer and Treasurer
(Principal Financial Officer)